Form 10-Q
period 1994-03-31
FLAGSTAR COMPANIES INC
filed 1994-05-16
CIK 852772

                           Sequential Page 1 of   12



              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



                           FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     _____________

Commission file number      0-18051


                              FLAGSTAR COMPANIES, INC.
    (Exact name of registrant as specified in its charter)

                     Delaware                               13-3487402

            (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)

                           203 East Main Street
                       Spartanburg, South Carolina 29319-9966

           (Address of principal executive offices)
                          (Zip Code)

                                  (803) 597-8700

     (Registrant's telephone number, including area code)

                                  Not Applicable

(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

As of May 16, 1994, 42,369,319 shares of the registrant's Common Stock, par value $.50 per share, were outstanding.

                                                                      FORM 10-Q
PART I  - FINANCIAL INFORMATION



Item 1.  Financial Statements





Flagstar Companies, Inc.
Statements of Consolidated Operations
For the Three Months Ended March 31, 1994 and 1993
(Unaudited)
                                               Three Months Ended
                                                    March 31,
                                                1994      1993
                                 (In thousands, except per share amounts)

Operating Revenues.......................    $  626,273$ 592,783
Operating Expenses:
  Product cost...........................       217,607  198,163
  Payroll & benefits.....................       227,318  216,319
  Depreciation & amortization expense....        31,713   40,644
  Utilities expense......................        24,438   23,681
  Other..................................        86,371   86,824
                                                587,447  565,631
Operating Income.........................        38,826   27,152
Other Charges:
  Interest and debt expense..............        53,643   52,122
  Other - net............................           247     (332)
                                                 53,890   51,790

Loss From Continuing Operations Before
  Income Taxes                                  (15,064) (24,638)
Benefit From Income Taxes................        (2,411)  (2,236)
Loss From Continuing Operations..........       (12,653) (22,402)
Loss From Discontinued Operations - Net
  of Income Tax Benefits of:
  $1994-$2,531; 1993 - $5,085                   (10,419)  (7,669)
Extraordinary Item - Net of Income Tax
  Benefit of $51                                     -       (81)
Cumulative Effect of Change in Accounting
  Principle - Net of Income Tax Benefit
  of $4,659..............................             -   (7,441)
Net Loss.................................       (23,072) (37,593)
Dividends on Preferred Stock.............        (3,544)  (3,544)
Net Loss Applicable to Common
  Shareholders...........................    $  (26,616)$(41,137)


Loss Per Share Applicable to Common
  Shareholders:
  Loss From Continuing Operations........    $    (0.38)$   (0.62)
  Loss From Discontinued Operations-Net.          (0.25)    (0.18)
  Extraordinary Item - Net...............             -        -
  Cumulative Effect of Change in
    Accounting Principle - Net...........             -     (0.18)
  Net loss..............................     $    (0.63)$   (0.98)

Average Outstanding and Equivalent
  Common Shares.........................         42,369    42,370

                                                               FORM 10-Q
Flagstar Companies, Inc.
Consolidated Balance Sheets
March 31, 1994 and December 31, 1993
(Unaudited)
                                                 March 31,   December 31,
                                                    1994         1993
                                                      (In thousands)
Assets
Current Assets:
   Cash and cash equivalents................    $   24,525    $ 24,174
   Receivables, less allowance for doubtful
     accounts of:
      1994 - $4,073; 1993 - $4,790..........        36,612      32,929
   Merchandise and supply inventories.......        63,881      62,633
   Net assets held for sale.................        87,389     103,208
   Other....................................         3,594       2,495

                                                   216,001     225,439


Property:
   Property owned (at cost):
      Land...................................      268,396     265,671
      Buildings and improvements.............      756,397     749,001
      Other property and equipment...........      416,760     413,212
   Total property owned......................    1,441,553   1,427,884
   Less accumulated depreciation.............      409,425     387,439
   Property owned - net......................    1,032,128   1,040,445
   Buildings and improvements, vehicles, and
     other equipment held under capital
     leases..................................      180,039     177,819
   Less accumulated amortization.............       55,747      51,095
   Property held under capital leases - net..      124,292     126,724
                                                 1,156,420   1,167,169
Other Assets:
   Other intangible assets - net.............       24,666      25,567
   Deferred financing costs - net............       89,065      91,086
   Other.....................................       34,285      29,662

                                                   148,016     146,315

            Total Assets                        $1,520,437  $1,538,923

                                                                     FORM 10-Q
Flagstar Companies, Inc.
Consolidated Balance Sheets
March 31, 1994 and December 31, 1993
(Unaudited)

                                                         March 31,  December 31,
                                                            1994          1993
                                                               (In thousands)

Liabilities
Current Liabilities:
 Current maturities of long-term debt..................  $   34,948 $    34,213
 Accounts payable......................................      92,057      93,435
 Accrued salaries and vacations........................      55,435      47,338
 Accrued insurance.....................................      53,109      49,585
 Accrued taxes.........................................      12,688      21,853
 Accrued interest and dividends........................      68,018      41,187
 Accrued restructuring cost............................      15,146      19,404
 Other.................................................      90,945      88,217
                                                            422,346     395,232
Long-Term Liabilities:
 Debt, less current maturities.........................   2,321,836   2,341,164
 Deferred income taxes.................................      24,001      23,861
 Liability for self-insured claims.....................      61,294      60,720
 Other non-current liabilities and deferred credits....     140,124     140,495
                                                          2,547,255   2,566,240

          Total Liabilities                               2,969,601   2,961,472

Shareholders' Deficit                                    (1,449,164) (1,422,549)

         Total Liabilities & Shareholders' Deficit      $ 1,520,437 $ 1,538,923

Flagstar Companies, Inc.                                         FORM 10-Q
Statements of Consolidated Cash Flows
For the Three Months Ended March 31, 1994 and 1993
(Unaudited)                                       Three Months Ended
                                                       March 31,
                                                  1994          1993
                                                    (In thousands)
Cash Flows From Operating Activities:
Net loss                                     $   (23,072) $   (37,593)
Adjustments to reconcile net loss
  to cash flows from operating activities:
  Depreciation and amortization of property       29,878       30,896
  Amortization of goodwill                           ---        6,845
  Amortization of other intangible assets          1,834        2,905
  Amortization of deferred financing costs         1,702        2,461
  Provision for deferred income taxes                570          800
  Cumulative effect of change in accounting
    principle, net                                   ---        7,441
  Extraordinary item, net                            ---           81
  Equity in loss of discontinued operations       10,419        7,669
  Other                                            3,160        2,465
  Decrease (increase) in assets:
    Receivables                                   (3,546)      (1,762)
    Inventories                                   (1,334)      (2,505)
    Other current assets                          (1,099)      (4,074)
    Other assets                                      92       (1,646)
  Increase (decrease) in liabilities:
    Accounts payable                              (1,377)       8,419
    Accrued salary and vacations                   8,096        6,886
    Accrued taxes                                 (9,166)      (7,751)
    Other accrued liabilities                     11,789       35,606
    Other non-current liabilities and deferred
      credits                                     (2,923)     (15,769)
Total adjustments                                 48,095       78,967
Net cash flows from operating activities          25,023       41,374

Cash Flows From Investing Activities:
  Purchases of property                          (20,139)     (21,624)
  Proceeds from disposition of property            1,980        9,169
  Receipts from (advances to)
   discontinued operations                        18,065       (3,079)
  Other                                              187         (561)
Net cash flows from (used in)
 investing activities                                 93      (16,095)

                                                                      FORM 10-Q
Flagstar Companies, Inc.
Statement of Consolidated Cash Flows
For the Three Months Ended March 31, 1994 and 1993
(Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                    1994        1993
                                                      (In thousands)

Cash Flows From Financing Activities:
  Net repayments under credit agreements         (13,000)     (17,200)
  Long-term borrowings                               ---       10,785
  Deferred financing costs                           (60)        (157)
  Long-term debt payments                         (8,164)     (12,262)
  Cash dividends on preferred stock               (3,544)      (3,544)
  Other                                                2          ---
Net cash flows used in financing activities      (24,766)     (22,378)

Increase (decrease) in cash and cash equivalents     350        2,901
Cash and Cash Equivalents at:
  Beginning of period                             24,174       20,662

  End of period                              $    24,524  $    23,563
Supplemental Cash Flow Information:
  Income taxes paid                          $       668  $     2,874
  Interest paid                              $    36,810  $    20,454
  Non-cash financing activities:
    Capital lease obligations                $     3,463  $    12,955
    Dividends declared but not paid          $     3,544  $     3,544

                                                               FORM 10-Q

FLAGSTAR COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1994
(Unaudited)


Note 1.  Introduction.

     Flagstar Companies, Inc. ("FCI" or, together with its subsidiaries, the "Company") is the holding company parent of Flagstar Corporation ("Flagstar"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and Canteen Holdings, Inc. (and their respective subsidiaries), operates four restaurant chains and a contract food and vending and recreation services business.


Note 2.  Interim Period Presentation.

     The Statements of Consolidated Operations of FCI and its subsidiaries for the three months ended March 31, 1994 and 1993 include all adjustments management believes are necessary for a fair presentation of the results of
operations for such interim periods.   All such adjustments are of a normal and
recurring nature.


Note 3.  Divestiture of Canteen Holdings, Inc.

     On April 27, 1994, the Company announced the signing of a definitive agreement to sell its food and vending subsidiary for $450.0 million. Concurrently, the Company adopted a plan to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The Consolidated Balance Sheets and Statements of Consolidation Operations and Cash Flows for 1993 have been reclassified to reflect such businesses as discontinued operations.

     The anticipated sale of the food and vending subsidiary is expected to result in a gain in the Company's second quarter. The dispositions of the concession and recreation services businesses are expected to occur within 12 months and are expected to result in gains in the period of disposal.

     The Company has allocated to the discontinued segment a pro-rata portion of its interest expense of $12.3 million and $11.1 million for the quarters ended March 31, 1994 and 1993, respectively.

                                                               FORM 10-Q


Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations



     The following discussion is intended to highlight significant changes in financial position as of March 31, 1994 and the results of operations for the first quarter of 1994 as compared to the corresponding 1993 period.

     The interim Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1993 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Flagstar Companies, Inc. 1993 Annual Report on Form 10-K.


Liquidity And Capital Resources


     At March 31, 1994 and December 31, 1993, the Company had working capital deficits of $206.3 million and $169.8 million, respectively. The increase is attributable primarily to increases in accrued interest and dividends related to the timing of interest payments and a reduction in the carrying value of the Company's net assets held for sale due to a net loss and an excess of receipts over advances from Canteen Holdings, Inc. during the first quarter of 1994.
The Company also reduced its accrued liability for restructuring by $4.3 million at March 31, 1994 in comparison to December 31, 1993 primarily as a result of severance and relocation payments made in the first quarter of 1994. The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

     On April 27, 1994, the Company announced the signing of a definitive agreement to sell its food and vending subsidiary, which is owned by Canteen Holdings, Inc., for total consideration of $450.0 million. After payment of expenses and income taxes applicable to the transaction, the Company intends to use a portion of the remaining proceeds to reduce the borrowings outstanding under its Restated Credit Agreement. In addition, the Company intends to sell its food and recreation services subsidiaries which are also owned by Canteen Holdings, Inc. Such transactions are expected to be consummated within twelve months. The net cash proceeds from these transactions are expected to be used to reinvest in its present businesses by improving or expanding its restaurant facilities and to reduce debt.

                                                                      FORM 10-Q


Results of Operations

Three Months Ended March 31, 1994 Compared to Three Months Ended March 31, 1993


     Operating revenues from continuing operations for the first quarter increased by approximately $33.5 million (5.6%) as compared with the same period in 1993. Denny's revenues increased by $17.9 million (5.1%). This increase at Denny's was primarily attributable to increased revenues from distribution operations resulting from Denny's sales of $12.1 million to Canteen, a discontinued segment. Average unit sales for Denny's were unchanged in the first quarter of 1994 in comparison to the same quarter of 1993 reflecting an increase in average check of 7.2% which was offset by a decrease in traffic of 6.7%. The decline in traffic was due to reduced discounting in the first quarter of 1994 as compared to the first quarter of 1993, a comparative 1993 period which included breakfast promotions, and severe winter weather during the first quarter of 1994. The reduction in discounting and trade-ups to higher priced menu items in the first quarter of 1994 resulted in the increase in average check. The number of Company-owned Denny's decreased by 8 units at March 31, 1994 as compared with March 31, 1993 primarily as a result of the sale of 13 Company-operated restaurants to a franchisee on March 30, 1994. Hardee's revenues increased by $9.9 million to $161.1 million during the first quarter of 1994 as compared with the same period of 1993, primarily as a result of the net addition of 38 new restaurants. Hardee's increase in average check of 2.4% during the first quarter of 1994 in comparison to the first quarter of 1993 was more than offset by a 3.0% decrease in traffic resulting in a decrease in average unit sales of 0.6%. The first quarter of 1994 at Hardee's included heavy discounting by competitors in the market segment. Quincy's revenues of $67.5 million in the first quarter of 1994 were flat as compared to the first quarter of 1993. Average unit sales at Quincy's increased 2.1% during the 1994 quarter and are the result of an increase in average check of 5.7% which was mitigated, in part, by a decrease in traffic of 3.4%. Revenues of El Pollo Loco, which account for only 5.0% of total restaurant operating revenues, increased by $5.8 million during the first quarter of 1994 over the same period of 1993 as a result of a 21-unit increase in Company-owned restaurants offset by a 25-unit decrease in franchised and international units. Average unit sales for El Pollo Loco increased 7.2% during the first quarter of 1994 over the same period of 1993 and include increases in traffic of 6.9% and in average check of 0.3%. The majority of the 21-unit increase in Company- operated restaurants was due to the acquisition of high-volume franchise units during the fourth quarter of 1993.

                                                                      FORM 10-Q


     The Company's operating expenses increased by $21.8 million (3.9%) in the first quarter of 1994 as compared with the same period of 1993. A significant portion of this increase is attributable to an increase in operating expenses at Denny's ($13.2 million) and at Hardee's ($7.5 million). Operating expenses at Quincy's decreased by $3.4 million. The increase in operating expenses at Denny's is due primarily to increased revenues and is comprised principally of an increase in product costs of $16.9 million and an increase in payroll and benefits expense of $5.9 million and also reflects reduced depreciation and amortization charges of $5.7 million related to the year-end 1993 write-off of assets. Denny's operating expenses during the first quarter of 1994 also reflect a gain of approximately $3.4 million related to the sale of 13 Company-owned restaurants to a franchisee on March 30, 1994. The increase in operating expenses at Hardee's is also due primarily to increased revenues and consists principally of an increase in payroll and benefits expense of $3.8 million, an increase in product costs of $3.7 million and an increase in occupancy expenses of $1.0 million, and also reflects reduced depreciation and amortization charges of $1.8 million related to the year-end 1993 write-off of
assets.   Conversely, the $3.4 million decrease in operating expenses at
Quincy's is attributable to the decrease in revenues and consists principally of a decrease in product costs of $0.6 million and a decrease in payroll and benefits expenses of $0.3 million, together with reduced depreciation and amortization charges of $2.2 million related to the year-end 1993 write-off of assets. Corporate and other expenses increased by $0.9 million due primarily to an increase in payroll and benefits expense of $0.3 million and an increase in occupancy expenses of $0.3 million, and also reflects reduced depreciation and amortization charges of $0.5 million related to the year-end 1993 write-off of assets.

     Interest and debt expense increased by $1.5 million in the first quarter of 1994 as compared to the same period of 1993, primarily due to an increase in cash interest of $1.9 million. This increase is attributable to the higher fixed interest rates which accrued during the 1994 quarter on the $400.0 million of senior notes and senior subordinated debentures which were issued during the third quarter of 1993 to refinance a portion of the Company's bank facility which accrued interest at lower variable rates. Such increases were offset, in part, by lower interest rates charged on the Company's remaining variable rate indebtedness during the 1994 quarter in comparison to the prior year quarter. The increase in cash interest was offset, in part, by a reduction in non-cash interest expense of $0.4 million resulting primarily from reduced amortization of deferred financing costs. This reduction relates to the write-off of unamortized deferred financing costs associated with the prepayment of a portion of the Company's indebtedness under its bank facility in September 1993.

     The Company's contract food and vending and recreation services businesses which are accounted for as discontinued operations included operating revenues of $314.0 million during the first quarter of 1994, an increase of $27.8 million (9.7%) over the same period of 1993. The increase in revenues includes a $23.4 million (9.6%) increase in the food and vending segment of Canteen primarily due to revenues from acquisitions consummated during 1993. The revenues from the concession and recreation services operations increased by $4.4 million (10.1%) to $47.6 million during the first quarter of 1994 as compared to the same period of 1993. Operating expenses for Canteen's contract food and vending and recreation services businesses increased by $26.6 million primarily due to increases in product cost of $11.5 million and payroll and benefits expense of $10.9 million, respectively.

                                                                      FORM 10-Q
                   PART II - OTHER INFORMATION


Item 1.        Legal Proceedings.

     Not applicable.

Item 2.        Changes in Securities.

     Not applicable.

Item 3.        Defaults upon Senior Securities.

     Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.        Other Information.

     Not applicable.

Item 6.        Exhibits and Reports on Form 8-K.

     a.  The following is filed as an exhibit to this report:
         Exhibit Number  Description
             10.1        Stock Purchase Agreement among Flagstar
                         Corporation, Canteen Holdings, Inc., Compass
                         Group, PLC, and Compass Holdings, Inc. dated as of April 26, 1994.

            10.2 Fourth Amendment, Waiver and Consent, dated as of April 26, 1994, to the Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N. A., as managing agent.




     b. The Registrant filed a report on Form 8-K dated January 24, 1994 providing certain information regarding Item 5 Other Events related to the fourth quarter of 1993. This filing reported the write-off of $1.5 billion in goodwill and other intangible assets and a charge for restructuring costs during the fourth quarter ended December 31, 1993. Such charges were reflected in the financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                                                                      FORM 10-Q



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FLAGSTAR COMPANIES, INC.


Date: May 16, 1994        By:       /s/ Robert L. Wynn, III
                               Robert L. Wynn, III
                               Vice President and
                               General Counsel


Date: May 16, 1994        By:        /s/ A. Ray Biggs
                               A. Ray Biggs
                               Vice President and
                               Chief Financial Officer