Form 10-Q
period 1994-06-30
FLAGSTAR COMPANIES INC
filed 1994-08-15
CIK 852772

                                              Sequential Page 1 of   16



                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994, or

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

Yes [X]    No [ ]

As of August 15, 1994, 42,369,319 shares of the registrant's Common Stock, par value $0.50 per share, were outstanding.

                                                                      FORM 10-Q


                             PART I  - FINANCIAL INFORMATION


Item 1.  Financial Statements

Flagstar Companies, Inc.
Statements of Consolidated Operations
For the Three Months and Six Months Ended June 30, 1994 and 1993
(Unaudited)


                                            Three Months Ended      Six Months Ended
                                               June 30,                June 30,
                                           1994         1993       1994        1993
                                          (In thousands, except per share amounts)
Operating Revenues.....................   $  679,563 $658,201    $1,305,836  $1,250,984
Operating Expenses:
  Product costs........................      234,770  227,622       452,377     425,785
  Payroll & benefits...................      241,419  229,267       468,737     445,586
  Depreciation & amortization expense..       31,765   42,064        63,478      82,708
  Utilities expense....................       24,003   23,032        48,441      46,713
  Other................................      102,301   98,463       188,672     185,287
                                             634,258  620,448     1,221,705   1,186,079
Operating Income.......................       45,305   37,753        84,131      64,905
Other Charges:
  Interest and debt expense............       54,903   53,454       108,546     105,576
  Other non-operating expenses - net...          431      920           678         588
                                              55,334   54,374       109,224     106,164

Loss From Continuing Operations
  Before Income Taxes..................      (10,029) (16,621)      (25,093)    (41,259)
Provision For(Benefit From) Income Taxes       2,857  (12,065)          446     (14,301)
Loss From Continuing Operations........      (12,886)  (4,556)      (25,539)    (26,958)
Gain on Sale of Discontinued Operation,
  Net of Income Taxes of $7,056........      383,944      ---       383,944         ---
Loss From Discontinued
  Operations...........................       (6,137)  (4,278)      (19,087)    (17,032)
Provision For (Benefit From) Income
  Taxes On Discontinued Operations.....        3,302    3,018           771      (2,067)
Income(Loss) From Discontinued
  Operations, Net......................      374,505   (7,296)      364,086     (14,965)

Extraordinary Item, Net of Income Tax
  Benefit of $1,111 and $51 in 1994 and
  1993, respectively...................      (10,822)     ---       (10,822)        (81)
Cumulative Effect of Change in Accounting
  Principle, Net of Income Tax Benefit
  of $4,659............................          ---      ---           ---      (7,441)
Net Income (Loss)......................      350,797  (11,852)      327,725     (49,445)
Dividends on Preferred Stock...........       (3,544)  (3,544)       (7,088)     (7,088)
Net Income(Loss) Applicable to Common
  Stockholders.........................   $  347,253 $(15,396)   $  320,637  $  (56,533)

                                                                      FORM 10-Q



Flagstar Companies, Inc.
Statements of Consolidated Operations (Continued)
For the Three Months and Six Months Ended June 30, 1994 and 1993
(Unaudited)

                                           Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                           1994         1993        1994         1993
                                           (In thousands, except per share amounts)

Loss Per Share Applicable to Common
  Stockholders:
Primary
 Loss From Continuing Operations.......   $    (0.21)$   (0.19)  $    (0.41) $    (0.81)
 Income (Loss) From Discontinued
  Operations, Net......................         7.30     (0.17)        7.09       (0.35)
 Extraordinary Item, Net...............        (0.21)      ---        (0.21)        ---
 Cumulative Effect of Change in
  Accounting Principle, Net                      ---       ---          ---       (0.18)
 Net Income(Loss)                         $     6.88 $   (0.36)  $     6.47  $    (1.34)
 Average Outstanding and Equivalent
  Common Shares                               51,329    42,370       51,329      42,370

Fully Diluted
  Loss From Continuing Operations         $    (0.07)$     ---   $    (0.15) $      ---
  Income From Discontinued
    Operations, Net                             5.85       ---         5.69         ---
  Extraordinary Item, Net                      (0.17)      ---        (0.17)        ---
  Cumulative Effect of Change
    in Accounting Principle, Net                 ---       ---          ---         ---
  Net Income                              $     5.61 $     ---   $     5.37  $      ---
  Average Outstanding and Equivalent
   Common Shares                              64,026       ---       64,026         ---

                                                                      FORM 10-Q


Flagstar Companies, Inc.
Consolidated Balance Sheets
June 30, 1994 and December 31, 1993
(Unaudited)


                                                        June 30,       December 31,
                                                          1994             1993
                                                              (In thousands)
Assets
Current Assets:
   Cash and cash equivalents...............             $  148,574     $   24,174
   Receivables, less allowance for doubtful
     accounts of:
      1994 - $4,032; 1993 - $4,790.........                 41,684         32,929
   Merchandise and supply inventories.......                64,763         62,633
   Net assets held for sale.................                34,053        103,208
   Other....................................                 3,000          2,495
                                                           292,074        225,439


Property:
   Property owned (at cost):
      Land...................................              269,039        265,671
      Buildings and improvements.............              764,313        749,001
      Other property and equipment...........              422,099        413,212
   Total property owned......................            1,455,451      1,427,884
   Less accumulated depreciation.............              432,613        387,439
   Property owned - net......................            1,022,838      1,040,445
   Buildings and improvements, vehicles, and
     other equipment held under capital
     leases..................................              186,132        177,819
   Less accumulated amortization.............               60,442         51,095
   Property held under capital leases - net..              125,690        126,724
                                                         1,148,528      1,167,169
Other Assets:
   Other intangible assets - net.............               23,687         25,567
   Deferred financing costs..................               74,944         91,086
   Other.....................................               37,121         29,662

                                                           135,752        146,315

            Total Assets                                $1,576,354     $1,538,923

                                                                      FORM 10-Q

Flagstar Companies, Inc.
Consolidated Balance Sheets
June 30, 1994 and December 31, 1993
(Unaudited)

                                                         June 30,       December 31,
                                                            1994           1993
                                                             (In thousands)
Liabilities
Current Liabilities:
   Current maturities of long-term debt................ $   30,412     $     34,213
   Accounts payable....................................     93,220           93,435
   Accrued salaries and vacations......................     53,003           47,338
   Accrued insurance...................................     54,312           49,585
   Accrued taxes.......................................     27,054           21,853
   Accrued interest and dividends......................     42,019           41,187
   Accrued restructuring costs.........................      8,142           19,404
   Other...............................................     71,331           88,217
                                                           379,493          395,232
Long-Term Liabilities:
   Debt, less current maturities.......................  2,074,620        2,341,164
   Deferred income taxes...............................     25,806           23,861
   Liability for self-insured claims...................     64,538           60,720
   Other non-current liabilities and deferred credits..    133,809          140,495
                                                         2,298,773        2,566,240

            Total Liabilities                            2,678,266        2,961,472

Stockholders' Deficit                                   (1,101,912)      (1,422,549)

            Total Liabilities & Stockholders' Deficit   $1,576,354      $ 1,538,923

                                                                      FORM 10-Q



Flagstar Companies, Inc.
Statements of Consolidated Cash Flows
For the Six Months Ended June 30, 1994 and 1993
(Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       1994        1993
                                                        (In thousands)

Cash Flows From Operating Activities:
Net income(loss)                                     $ 327,725   $ (49,445)
Adjustments to reconcile net income(loss)
  to cash flows from operating
  activities:
  Depreciation and amortization
    of property                                         60,114      62,524
  Amortization of goodwill                                 ---      13,706
  Amortization of other
    intangible assets                                    3,364       6,478
  Amortization of deferred
    financing costs                                      3,448       5,142
  Deferred income tax benefit                             (228)    (46,989)
  Extraordinary items, net                              10,822          81
  Gain on sale of discontinued operation, net         (383,944)        ---
  Equity loss from discontinued operations, net         19,858      14,965
  Cumulative effect of change
    in accounting
    principle, net                                         ---       7,441
  Other                                                  6,704       5,196
 Decrease (increase) in assets:
    Receivables                                         (6,915)     (1,444)
    Inventories                                         (2,401)     (7,088)
    Other current assets                                  (505)     (2,175)
    Other assets                                        (8,255)     (2,530)
  Increase (decrease) in
    liabilities:
    Accounts payable                                      (215)     21,472
    Accrued salary and vacations                         5,665       9,261
    Accrued taxes                                        4,430      32,760
    Other accrued liabilities                          (33,741)    (21,837)
    Other non-current liabilities
      and deferred credits                             (11,237)    (19,819)
Total adjustments                                     (333,036)     77,144
Net cash flows from (used in) operating
 activities                                             (5,311)     27,699

Cash Flows From (Used In) Investing Activities:
  Purchases of property                                (45,024)    (46,237)
  Proceeds from disposition of
    property                                             8,956      13,732
  Proceeds from sale of discontinued operation         450,000         ---
  Receipts from discontinued operations                  1,904         496
  Other long-term assets, net                              818      (2,056)
Net cash flows from (used in)
  investing activities                                 416,654     (34,065)

                                                                      FORM 10-Q



Flagstar Companies, Inc.
Statements of Consolidated Cash Flows
For the Six Months Ended June 30, 1994 and 1993
(Unaudited)


                                                      Six Months Ended
                                                          June 30,
                                                      1994        1993
                                                       (In thousands)
Cash Flows From (Used in) Financing Activities:
  Net short-term borrowings(repayments)
   under credit agreement                            $ (93,000)  $  39,100
  Long-term borrowings                                     ---      10,785
  Deferred financing costs                                  (8)       (514)
  Long-term debt payments                             (186,845)    (25,972)
  Cash dividends on preferred stock                     (7,088)     (7,088)
  Other                                                     (2)        368
Net cash flows provided by (used in)
  financing activities                                (286,943)     16,679

Increase in cash and
  cash equivalents                                     124,400      10,313
Cash and Cash Equivalents at:
  Beginning of period                                   24,174      20,661
  End of period                                      $ 148,574   $  30,974
Supplemental Cash Flow Information:
  Income taxes paid                                  $   2,307   $   4,124
  Interest paid                                      $ 126,339   $ 108,660
  Non-cash financing activities:
    Capital lease obligations                        $  10,194   $  26,648
    Dividends declared but not paid                  $   3,544   $   3,544


                                                                      FORM 10-Q

FLAGSTAR COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1994
(Unaudited)


Note 1.  Introduction.

      Flagstar Companies, Inc. ("FCI" or, together with its subsidiaries, the "Company") is the parent holding company of Flagstar Corporation ("Flagstar"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc. and Spartan Holdings, Inc. (and their respective subsidiaries), operates four restaurant chains.

Note 2.  Interim Period Presentation.

      The Statements of Consolidated Operations of FCI and its subsidiaries for the three months and six months ended June 30, 1994 and 1993, respectively, include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods.
All such adjustments are of a normal and recurring nature.

Note 3.  Divestiture of Canteen Operations

      On April 27, 1994, the Company announced the signing of a definitive agreement to sell the food and vending business and its intent to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The Consolidated Balance Sheets and Statements of Consolidated Operations and Cash Flows for 1993 periods have been reclassified to reflect such businesses as discontinued operations. The Company sold its food and vending business for $450.0 million on June 17, 1994, recognizing a net gain of approximately $383.9 million in the second quarter of 1994. The Company is currently seeking buyers for its concession and recreation services businesses. Dispositions of such businesses are expected to occur within 12 months of the announcement date and to result in gains in the periods of disposal.

      The Company has allocated to the discontinued segment a pro-rata portion of its interest expense of $12.3 million and $11.0 million for the quarters ended June 30, 1994 and 1993, respectively, and $24.6 million and $22.1 million for the six months ended June 30, 1994 and 1993, respectively.

Note 4.  Settlement of Class Actions

      On May 24, 1994, the company announced the settlement of two public accommodations class actions, one filed against the Company and its Denny's subsidiary on March 24, 1993 in the U. S. District Court for the Northern District of California, and the second filed against it and Denny's on May
24, 1993 in the U. S. District Court for the District of Maryland. Each such action had alleged racially discriminatory practices and sought unspecified actual, compensatory and punitive damages. Monetary settlements in these two actions totalled $46 million with an additional $8.7 million paid in attorneys' fees to plaintiffs' counsel. The settlement cost had no effect on the Company's 1994 operating results as these costs were charged to previously established reserves.  The Company simultaneously announced that it had entered into extended and expanded consent decrees with the U. S. Department of Justice and the private plaintiffs to prevent future discrimination. Terms of such consent decrees include retention of an independent civil rights monitor and a training and testing program for
Denny's employees.
                              8
                                                                      FORM 10-Q

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations


      The following discussion is intended to highlight significant changes in financial position as of June 30, 1994 and the results of operations for the three months and six months ended June 30, 1994 as compared to the corresponding 1993 periods.

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


Results of Operations

Three Months Ended June 30, 1994 Compared to Three Months Ended June 30, 1993

      Operating revenues from continuing operations for the second quarter of 1994 increased by approximately $21.4 million (3.2%) as compared with the same period in 1993.  Denny's revenues increased by $9.5 million (2.5%) due to increased outside revenues of $13.0 million from its food distribution operations offset in part by a reduction in restaurant revenues of $3.5 million. At June 30, 1994 as compared with June 30, 1993, Denny's had a 33-unit decrease in the number of Company-owned units and a 77-unit increase in the number of franchise- owned restaurants (resulting from a management decision to expand Denny's franchise operations). Denny's average unit sales were flat for the quarter as compared with the second quarter of 1993, reflecting a 0.2% decrease in the average check, offset by a 0.2% increase in customer traffic. The increase in customer traffic during the second quarter of 1994 is the result of the introduction of the $1.99 Original Grand Slam Breakfast promotion despite a prior year comparison with the All-You-Can-Eat breakfast promotion which significantly increased customer traffic during the comparative period of 1993. Hardee's experienced an increase in revenues for the quarter of $3.7 million (2.1%) as compared to the prior year quarter primarily due to a 39-unit increase in the number of restaurants. Hardee's experienced a 5.0% decrease in average unit sales resulting from a 7.1% decrease in customer traffic offset in part by a 2.2% increase in the average check. The decline in customer traffic at Hardee's is attributable to an emphasis on value promotions by competitors during the 1994 quarter.
Quincy's revenues increased by $1.0 million (1.4%) as compared with the second quarter of 1993, despite a 3-unit decrease in the number of Quincy's restaurants at June 30, 1994 as compared with June 30, 1993. Average unit sales increased by 3.1% as a result of a 5.9% increase in the average check offset in part by a 2.7% decrease in customer traffic. Revenues of El Pollo Loco, which account for only 5.1% of total operating revenues from continuing operations, increased by $7.2 million (26.1%) during the second quarter of
1994 over the same period in 1993 as a result of a 16-unit increase in Company-owned restaurants and an increase in average unit sales of 12.8%.
The increase in average unit sales at El Pollo Loco was the result of an increase in customer traffic of 14.4% offset in part by a decrease in the average check of 1.4%. The number of franchised and international El Pollo Loco restaurants decreased by 14-units at June 30, 1994 as compared with June 30, 1993.
                              9
                                                                      FORM 10-Q

      The Company's operating expenses from continuing operations increased by $13.8 million (2.2%) in the second quarter of 1994 as compared with the same period of 1993. A significant portion ($9.5 million) of the increase in operating expenses is attributable to Denny's. The increase in operating expenses at Denny's is attributable primarily to increased revenues and is comprised principally of increases in payroll and benefits expense of $8.2 million and product costs of $5.4 million which were partially offset by reduced depreciation and amortization charges of $5.7 million related to the year-end 1993 write-off of assets. Denny's operating expenses during the quarter also reflect a gain of $0.4 million related to the sale of 6 Company-owned restaurants. An increase in operating expenses of $4.0 million at Hardee's is mainly attributable to increased revenues and consists of increases in payroll and benefits expenses of $2.7 million, product costs of $1.1 million, and utilities expense of $0.7 million. Such increases were partially offset by reduced depreciation and amortization charges of $1.8 million related to the year-end 1993 write-off of assets. A decrease in operating expenses of $4.1 million at Quincy's is primarily attributable to a 3-unit decrease in the number of restaurants resulting in decreases in product costs of $0.4 million, occupancy and maintenance expenses of $0.3 million, and a $2.2 million reduction in depreciation and amortization charges related to the year-end 1993 write-off of assets. Corporate and other expenses decreased by $0.6 million, primarily due to decreases in payroll and benefits expense of $1.0 million as a result of a reduction in work force as part of the Company's plan of restructuring and a $0.5 million reduction in depreciation and amortization charges related to the year- end 1993 write-off of assets.

      Interest and debt expense increased by $1.4 million in the second quarter of 1994 as compared to the same period of 1993, primarily due to an increase in cash interest of $2.2 million. This increase is attributable to the higher fixed interest rates that accrued during the 1994 quarter on the $400.0 million of senior notes and senior subordinated debentures issued during the third quarter of 1993, the proceeds of which were used to refinance a portion of the Company's bank facility that during the second quarter of 1993 accrued interest at lower variable rates. Such increases were offset in part by lower effective interest rates resulting from interest rate swaps during the 1994 quarter in comparison to the prior year quarter. The increase in cash interest was also offset in part by a reduction in non-cash interest expense of $0.8 million resulting primarily from reduced amortization of deferred financing costs which resulted from the write-off of unamortized deferred financing costs associated with the prepayment of a portion of the Company's indebtedness under its bank facility in September 1993.

      The Company's contract food and vending and recreation services businesses, which are accounted for as discontinued operations, recorded operating revenues of $351.4 million during the second quarter of 1994, an increase of $6.5 million (1.9%) over the same period of 1993. This increase in revenues includes a $3.1 million (1.2%) increase in the food and vending segment of Canteen primarily due to revenues from acquisitions consummated during 1993. Revenues from the concession and recreation services operations increased by $3.4 million (4.2%) to $83.5 million during the second quarter of 1994 as compared to the same period of 1993. Operating expenses for Canteen's contract food and vending and recreation services businesses increased by $6.8 million primarily due to increases in product costs of $2.7 million and payroll and benefits expense of $6.6 million, respectively.

      During the second quarter of 1994, the Company recognized an extraordinary loss totalling $11.9 million, net of income tax benefits of $1.1 million. The extraordinary loss represents the charge-off of unamortized deferred financing costs associated with the prepayment in June 1994 of senior bank debt.
                                      10

                                                                      FORM 10-Q


Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993

      Operating revenues from continuing operations for the first six months of 1994 increased by approximately $54.9 million (4.4%) as compared with the same period in 1993. Denny's revenues increased $27.4 million (3.8%) due to increased outside revenues of $29.3 million from its food distribution operations offset in part by a reduction of restaurant revenues of $1.9 million. At June 30, 1994 as compared with June 30, 1993, the Company had a 33-unit decrease in the number of Company owned units and a 77-unit increase in the number of franchise-owned restaurants (resulting from a management decision to expand Denny's franchise operations). Denny's average unit sales were flat during the six month period as compared with the first six months of 1993, reflecting a decrease in customer traffic of 3.2% offset by a 3.3% increase in average check. Management believes that the negative trends in customer traffic which Denny's experienced during the first quarter of 1994 began to reverse during the second quarter of 1994 as a result of the company-wide $1.99 Original Grand Slam Breakfast promotion. Hardee's experienced an increase in revenues of $13.5 million for the first six months of 1994 as compared to the prior year period primarily due to a 39-unit increase in the number of restaurants. Hardee's experienced a 3.0% decrease in average unit sales resulting from a 5.1% decrease in customer traffic mitigated in part by a 2.2% increase in the average check. The decline in customer traffic at Hardee's is attributable to an emphasis on value promotions by competitors during the six month period of 1994. Quincy's revenues increased by $0.9 million (0.7%) as compared with the first six months of 1993, primarily due to a 2.6% increase in average unit sales and despite a 3-unit decrease in the number of units. The increase in average unit sales resulted from a 5.8% increase in the average check offset in part by a 3.0% decrease in customer traffic. Revenues at El Pollo Loco, which account for only 5.1% of total operating revenues, increased by $13.0 million (24.6%) during the first six months of 1994 over the same period in 1993 partially as a result of a 16-unit increase in the number of Company-owned restaurants and an increase in average unit sales of 10.0%. The increase in average unit sales at El Pollo Loco reflects a 10.7% increase in customer traffic offset in part by a 0.6% decrease in the average check. The number of franchised and international restaurants at El Pollo Loco decreased by 14-units at June 30, 1994 as compared with June 30, 1993.

      The Company's overall operating expenses increased by $35.6 million (3.0%) in the first six months of 1994 as compared with the same period of 1993. A significant portion of the increase ($22.7 million) is attributable to Denny's. The increase in operating expenses at Denny's is attributable primarily to increased revenues and is comprised principally of increases in product costs of $22.3 million and in payroll and benefits expenses of $14.1 million. Such increases were partially offset by an $11.4 million reduction in depreciation and amortization related to the year-end 1993 write-off of assets. In addition, Denny's operating expenses for the first six months of 1994 reflect a gain of approximately $3.9 million related to the sale of 19 Company-owned restaurants. At Hardee's, an increase in operating expenses of $11.5 million is mainly attributable to increased revenues and reflects increases in payroll and benefits expenses of $6.6 million, product costs of $4.8 million, and utilities expense of $1.4 million. Such increases were partially offset by reduced depreciation and amortization charges of $3.6 million related to the year-end 1993 write-off of assets. Conversely, a decrease in operating expenses of $7.4 million at Quincy's is principally attributable to decreases in product cost of $1.0 million and reduced depreciation and amortization charges of $4.4 million related to the year-end
1993 write-off of assets.   Corporate and other expenses increased by a $0.3
million, and reflect reduced depreciation and amortization charges of $0.9 million related to the year-end 1993 write-off of assets.

                                                                      FORM 10-Q

      Interest and debt expense increased by $3.0 million in the first six months of 1994 as compared to the same period of 1993, primarily due to an increase in cash interest of $4.1 million. This increase is attributable to the higher fixed interest rates that accrued during the 1994 period on the $400 million of senior notes and senior subordinated debentures issued during the third quarter of 1993, the proceeds of which were used to refinance a portion of the Company's bank facility that during the first six months of 1994 accrued interest at lower variable rates. Such increases were offset in part by lower effective interest rates resulting from interest rate swaps during the 1994 period in comparison to the prior year period. The increase in cash interest was also offset in part by a reduction in non-cash interest expense of $1.1 million resulting primarily from reduced amortization of deferred financing costs. This reduction relates to the write-off of unamortized deferred financing costs associated with the prepayment of a portion of the Company's indebtedness under its bank facility in September 1993.

      The Company's contract food and vending and recreation services businesses, which are accounted for as discontinued operations, recorded operating revenues of $665.4 million during the first six months of 1994, an increase of $34.3 million (5.4%) over the same period of 1993. This increase in revenues includes a $26.6 million (5.2%) increase in the food and vending segment of Canteen primarily due to revenues from acquisitions consummated during 1993. Revenues from the concession and recreation services operations increased by $7.8 million (6.3%) to $131.0 million during the first six months of 1994 as compared to the same period of 1993. Operating expenses for Canteen's contract food and vending and recreation services businesses increased by $33.4 million primarily due to increases in product costs of $14.2 million, payroll and benefits expenses of $17.5 million, and commissions and royalties expense of $5.4 million, respectively.

      For the six months ended June 30, 1994, the Company recognized an extraordinary loss totalling $11.9 million, net of income tax benefits of $1.1 million. The extraordinary loss represents the charge-off of unamortized deferred financing costs associated with the prepayment in June 1994 of senior bank debt. The extraordinary loss reflected in the six month period ended June 30, 1993 represents premiums paid, costs incurred, and the charge-off of unamortized deferred financing costs on indebtedness retired during the first quarter of 1993.

                                                                      FORM 10-Q

Liquidity And Capital Resources

      At June 30, 1994 and December 31, 1993, the Company had working capital deficits of $87.4 million and $169.8 million, respectively. The decrease in the working capital deficit is attributable primarily to an increase in cash and cash equivalents from the sale of the Company's food and vending subsidiary and the liquidation of certain liabilities during the quarter. On June 17, 1994, the Company sold its food and vending subsidiary for $450.0 million, the proceeds of which were used to pay off the $170.7 million principal amount of the Company's term loan and an additional $126.5 million of working capital advances which were outstanding under the Company's credit facility. As a result, assets held for sale were reduced by $41.5 million to reflect the sale of such subsidiary. The decrease in other accrued liabilities reflects the payment of $48.4 million during the second quarter of 1994 in settlement of claims of racial discrimination by Denny's, as further discussed at Part II,
Item I "Legal Proceedings". The decrease of $11.3 million in the accrued liability for restructuring from December 31, 1993 to June 30, 1994 is primarily due to payments for severance and relocation. The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

      In the fourth quarter of 1993, the Company approved a restructuring plan which included a restructuring of the restaurant field management and a downsizing of the work force at the corporate office. Most of the corporate office downsizing was accomplished near the end of the first quarter and the changes in field management structures and personnel are in process. Also as part of the restructuring plan, the Company identified approximately 240 restaurant units to be sold to franchisees, closed or converted to another concept. At June 30, 1994, twenty-one units had been sold, converted to another concept, or closed, with the majority of the remaining units expected to be sold to franchisees.

                                                                      FORM 10-Q

                          PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.


             On May 24, 1994, the Company announced the settlement of two public accommodations class actions, one filed against the Company and its Denny's subsidiary on March 24, 1993 in the
             U. S. District Court for the Northern District of California, and the second filed against it and Denny's on May 24, 1993 in the U. S. District Court for the District of Maryland. Each such action had alleged racially discriminatory practices and sought unspecified actual, compensatory and punitive damages. Monetary settlements in these two actions totalled $46 million with an additional $8.7 million paid in attorneys' fees to plaintiffs' counsel. The Company simultaneously announced that it had entered into extended and expanded consent decrees with the U. S. Department of Justice and the private plaintiffs to prevent future discrimination. Terms of such consent decrees include retention of an independent civil rights monitor and a training and testing program for Denny's employees.

             On June 15, 1994, a derivative action was filed in the Alameda County Superior Court for the State of California by Mr. Adam Lazar, purporting to act on behalf of the Company, against the Company's directors and certain of its officers alleging breach of fiduciary duty and waste of corporate assets by the defendants relating to alleged acts of mismanagement or the alleged failure to act with due care, resulting in policies and practices at Denny's that allegedly gave rise to the public accommodations lawsuits referred to above. The action seeks unspecified damages against the defendants on behalf of the Company and its stockholders, including punitive damages, and injunctive relief. There has been no substantive discovery in this action to date.


 Item 2.          Changes in Securities.

      Not applicable.

Item 3.           Defaults upon Senior Securities.

      Not applicable.

                                                                      FORM 10-Q



Item 4.           Submission of Matters to a Vote of Security Holders.

      Election of Directors

                                                        Votes Against
            Name                    Votes For            or Withheld

            Michael Chu             40,657,911             124,502
            Vera King Farris        40,659,386             123,027
            Hamilton E. James       40,659,114             123,299
            Henry R. Kravis         40,656,328             126,085
            Augustus K. Oliver      40,658,222             124,191
            Paul E. Raether         40,658,578             123,835
            Jerome J. Richardson    40,652,721             129,692
            Clifton S. Robbins      40,658,267             124,146
            George R. Roberts       40,657,894             124,519
            L. Edwin Smart          40,657,599             124,814
            Michael T. Tokarz       40,659,182             123,231


      Ratification of the Selection of Auditors
                                                     Votes Abstaining
            Votes For               Votes Against    and Broker Non-Votes

            40,708,698                 48,668               25,047

      Approval of Amendment to 1989
      Non-Qualified Stock Option Plan
                                                     Votes Abstaining
            Votes For               Votes Against    and Broker Non-Votes

            39,292,143              1,417,534              48,869

      Approval of 1994 Incentive Compensation
                                                     Votes Abstaining
            Votes For               Votes Against    and Broker Non-Votes

            37,364,024              1,328,521              57,015

Item 5.           Other Information.

      Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

   a. Exhibit 11, Computation of Earnings (Loss) per Share, is filed as an exhibit to this report.

   b. The registrant filed a report on Form 8-K dated April 28, 1994 providing certain information under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) thereof relating to the execution by Flagstar Corporation of a Stock Purchase Agreement with Compass Group PLC, a public limited company incorporated in England and Wales, for the sale of the Company's food and vending operation. The filing also included, as an exhibit, the press release of FCI dated April 27, 1994 which announced the event.

                                                                      FORM 10-Q


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FLAGSTAR COMPANIES, INC.


Date: August 15, 1994         By:         /s/ Robert L. Wynn, III
                                    Robert L. Wynn, III
                                    Vice President and
                                    General Counsel


Date: August 15, 1994         By:         /s/ A. Ray Biggs
                                    A. Ray Biggs
                                    Vice President and
                                    Chief Financial Officer

                                                                      FORM 10-Q