Form 10-Q
period 1994-09-30
FLAGSTAR COMPANIES INC
filed 1994-11-14
CIK 852772

                                               Sequential Page 1 of   18



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 1994, or

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

                                  (803) 597-8000
              (Registrant's telephone number, including area code)


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

Yes [X]    No [ ]

As of November 14, 1994, 42,369,310 shares of the registrant's Common Stock, par value $0.50 per share, were outstanding.

                                                      FORM 10-Q


                        PART I  - FINANCIAL INFORMATION


Item 1.  Financial Statements

Flagstar Companies, Inc.
Statements of Consolidated Operations
For the Three Months and Nine Months Ended September 30, 1994 and 1993
(Unaudited)

                                    Three Months Ended         Nine Months Ended
                                        September 30,        September 30,
                                     1994      1993      1994        1993
                                     (In thousands, except per share amounts)


Operating Revenues.....................     $  700,589     $689,941  $2,006,425     $1,940,925
Operating Expenses:
  Product costs........................        239,479      240,406     691,856        666,191
  Payroll & benefits...................        238,075      231,758     706,812        677,344
  Depreciation & amortization expense..         32,866       41,438      96,344        124,146
  Utilities expense....................         27,370       27,811      75,811         74,524
  Other................................        100,858      106,015     289,530        291,302
                                               638,648      647,428   1,860,353      1,833,507
Operating Income.......................         61,941       42,513     146,072        107,418
Other Charges:
  Interest and debt expense............         59,085       53,108     167,631        158,684
  Other non-operating expenses - net...            715          278       1,393            866
                                                59,800       53,386     169,024        159,550

Income(Loss) From Continuing Operations
  Before Income Taxes..................          2,141      (10,873)    (22,952)       (52,132)
Provision For(Benefit From) Income Taxes        (2,109)       7,476      (1,663)        (6,825)
Income(Loss)From Continuing Operations.          4,250      (18,349)    (21,289)       (45,307)
Gain on Sale of Discontinued Operation,
  Net of Income Taxes of $7,056........            ---          ---     383,944            ---
Income(Loss) From Discontinued
  Operations...........................         17,614       11,809      (1,473)        (5,223)
Provision For (Benefit From) Income
  Taxes On Discontinued Operations.....         (1,655)         165        (884)        (1,902)
Income(Loss) From Discontinued
  Operations, Net......................         19,269       11,644     383,355         (3,321)

Extraordinary Items, Net of Income Tax
  Benefit of $1,111 and $10,361 for the
  nine months of 1994 and 1993,
  respectively, and $10,310 for
  the three months of 1993.............            ---      (16,159)    (10,822)       (16,240)
Cumulative Effect of Change in Accounting
  Principle, Net of Income Tax Benefit
  of $4,659............................            ---          ---         ---         (7,441)
Net Income (Loss)......................         23,519      (22,864)    351,244        (72,309)
Dividends on Preferred Stock...........         (3,543)      (3,543)    (10,631)       (10,631)
Net Income(Loss) Applicable to Common
  Stockholders.........................     $   19,976     $(26,407) $  340,613     $  (82,940)

                                                      FORM 10-Q

Flagstar Companies, Inc.
Statements of Consolidated Operations (Continued)
For the Three Months and Nine Months Ended September 30, 1994 and 1993
(Unaudited)


                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                    September 30,
                                                  1994         1993              1994              1993
                                                       (In thousands, except per share amounts)

Income (Loss) Per Share Applicable to Common
  Stockholders:
Primary
 Income (Loss) From Continuing
   Operations..........................     $     0.02     $   (0.51)     $    (0.27)         $    (1.32)
 Income (Loss) From Discontinued
  Operations, Net......................           0.45          0.27            7.33               (0.08)
 Extraordinary Items, Net..............            ---         (0.38)          (0.21)              (0.38)
 Cumulative Effect of Change in
  Accounting Principle, Net                        ---           ---             ---               (0.18)
 Net Income(Loss)                           $     0.47     $   (0.62)     $     6.85          $    (1.96)
 Average Outstanding and Equivalent
  Common Shares                                 42,369        42,369          52,283              42,370

Fully Diluted
  Income From Continuing Operations                                       $     0.06
  Income From Discontinued
    Operations, Net                                                             5.90
  Extraordinary Item, Net                                                      (0.17)
  Cumulative Effect of Change
    in Accounting Principle, Net                                                 ---
  Net Income                                                              $     5.79
  Average Outstanding and Equivalent
   Common Shares                                                              64,981

                                                                FORM 10-Q


Flagstar Companies, Inc.
Consolidated Balance Sheets
September 30, 1994 and December 31, 1993
(Unaudited)


                                               September 30,  December 31,
                                                  1994         1993
                                                     (In thousands)

Assets
Current Assets:
   Cash and cash equivalents...............       $  143,246  $   24,174
   Receivables, less allowance for doubtful
     accounts of:
      1994 - $4,217; 1993 - $4,790.........           34,010      32,929
   Merchandise and supply inventories.......          66,402      62,633
   Net assets held for sale.................          38,380     103,208
   Other....................................          16,891       2,495
                                                     298,929     225,439


Property:
   Property owned (at cost):
      Land...................................        271,983     265,671
      Buildings and improvements.............        779,986     749,001
      Other property and equipment...........        441,813     413,212
   Total property owned......................      1,493,782   1,427,884
   Less accumulated depreciation.............        457,366     387,439
   Property owned - net......................      1,036,416   1,040,445
   Buildings and improvements, vehicles, and
     other equipment held under capital
     leases..................................        190,336     177,819
   Less accumulated amortization.............         65,211      51,095
   Property held under capital leases - net..        125,125     126,724
                                                   1,161,541   1,167,169
Other Assets:
   Other intangible assets - net.............         24,730      25,567
   Deferred financing costs..................         73,472      91,086
   Other.....................................         28,843      29,662

                                                     127,045     146,315

            Total Assets                          $1,587,515  $1,538,923

                                                         FORM 10-Q

Flagstar Companies, Inc.
Consolidated Balance Sheets
September 30, 1994 and December 31, 1993
(Unaudited)


                                                             September 30,  December 31,
                                                                 1994             1993
                                                                    (In thousands)
Liabilities
Current Liabilities:
   Current maturities of long-term debt................     $   30,965     $     34,213
   Accounts payable....................................         83,081           93,435
   Accrued salaries and vacations......................         57,031           47,338
   Accrued insurance...................................         57,805           49,585
   Accrued taxes.......................................         25,282           21,853
   Accrued interest and dividends......................         69,031           41,187
   Accrued restructuring costs.........................          7,719           19,404
   Other...............................................         44,119           88,217
                                                               375,033          395,232
Long-Term Liabilities:
   Debt, less current maturities.......................      2,072,095        2,341,164
   Deferred income taxes...............................         26,630           23,861
   Liability for self-insured claims...................         67,060           60,720
   Other non-current liabilities and deferred credits..        128,633          140,495
                                                             2,294,418        2,566,240

         Total Liabilities                                   2,669,451        2,961,472

Stockholders' Deficit                                       (1,081,936)      (1,422,549)

         Total Liabilities & Stockholders' Deficit          $1,587,515      $ 1,538,923

                                                         FORM 10-Q



Flagstar Companies, Inc.
Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 1994 and 1993
(Unaudited)


                                               Nine Months Ended
                                                 September 30,
                                               1994      1993
                                                   (In thousands)

Cash Flows From Operating Activities:
Net income(loss)                            $ 351,244 $ (72,309)
Adjustments to reconcile net income(loss)
  to cash flows from operating
  activities:
  Depreciation and amortization
    of property                                91,283    94,048
  Amortization of goodwill                        ---    20,567
  Amortization of other
    intangible assets                           5,061     9,531
  Amortization of deferred
    financing costs                             4,935     7,807
  Deferred income tax benefit                  (1,354)  (16,757)
  Extraordinary items, net                     10,822    16,240
  Gain on sale of discontinued
     operation, net                          (383,944)      ---
  Equity loss from discontinued operations, net   588     3,321
  Cumulative effect of change
    in accounting
    principle, net                                ---     7,441
  Other                                         9,809     5,248
 Decrease (increase) in assets:
    Receivables                                   444    (4,246)
    Inventories                                (3,246)   (8,680)
    Other current assets                      (14,395)   (1,043)
    Other assets                                 (450)   (4,519)
  Increase (decrease) in
    liabilities:
    Accounts payable                          (10,354)   17,484
    Accrued salary and vacations                9,692     2,473
    Accrued taxes                               3,993    15,942
    Other accrued liabilities                 (28,218)   (6,282)
    Other non-current liabilities
      and deferred credits                     (5,575)  (13,452)
Total adjustments                            (310,909)  145,123
Net cash flows from operating activities       40,335    72,814

Cash Flows From (Used In) Investing Activities:
  Purchases of property                       (83,499)  (65,855)
  Proceeds from disposition of
    property                                   10,817    28,549
  Proceeds from sale of
    discontinued operation                    450,000       ---
  Receipts from discontinued operations         1,139    34,779
  Other long-term assets, net                  (2,280)   (4,378)
Net cash flows from (used in)
  investing activities                        376,177    (6,905)

                                6
                                                             FORM 10-Q



Flagstar Companies, Inc.
Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 1994 and 1993
(Unaudited)


                                               Nine Months Ended
                                                  September 30,
                                               1994         1993
                                                    (In thousands)

Cash Flows From (Used in) Financing Activities:
  Net short-term borrowings(repayments)
   under credit agreement                   $ (93,000)$ (36,300)
  Long-term borrowings                            ---   417,873
  Deferred financing costs                        (20)  (13,918)
  Long-term debt payments                    (193,789) (420,560)
  Cash dividends on preferred stock           (10,631)  (10,631)
  Other                                           ---       (85)
Net cash flows used in financing activities  (297,440)  (63,621)

Increase in cash and
  cash equivalents                            119,072     2,288
Cash and Cash Equivalents at:
  Beginning of period                          24,174    20,662
  End of period                             $ 143,246 $  22,950
Supplemental Cash Flow Information:
  Income taxes paid                         $   4,340 $   5,133
  Interest paid                             $ 159,781 $ 129,042
  Non-cash financing activities:
    Capital lease obligations               $  14,856 $  47,035
    Dividends declared but not paid         $   3,543 $   3,543

                                                         FORM 10-Q

FLAGSTAR COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994
(Unaudited)


Note 1.  Introduction.

      Flagstar Companies, Inc. ("FCI" or, together with its subsidiaries, the "Company") is the parent holding company of Flagstar Corporation ("Flagstar"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc. and Spartan Holdings, Inc. (and their respective subsidiaries), operates four restaurant chains.

Note 2.  Interim Period Presentation.

         The Statements of Consolidated Operations of FCI and its subsidiaries for the three months and nine months ended September 30, 1994 and 1993, respectively, include all adjustments management believes are necessary for a
fair presentation of the results of operations for such interim periods.   All
such adjustments are of a normal and recurring nature.

Note 3.  Divestiture of Canteen Operations

         On April 27, 1994, the Company announced the signing of a definitive agreement to sell the food and vending business and its intent to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The Consolidated Balance Sheets and Statements of Consolidated Operations and Cash Flows for 1993 periods have been reclassified to reflect such businesses as discontinued operations. The Company sold its food and vending business for $450.0 million on June 17, 1994, recognizing a net gain of approximately $383.9 million in the second quarter of 1994. On November 3, 1994, the Company announced that it had agreed to sell TW Recreational Services, Inc., a concession and recreation services subsidiary, for approximately $130.0 million. Such transaction is expected to be completed at the end of the fourth quarter of 1994 or during the first quarter of 1995. The Company is currently reevaluating its efforts to sell Volume Services, Inc., a stadium concession services subsidiary, in view of the baseball and hockey strikes.

         The Company has allocated to the discontinued segment a pro-rata portion of its interest expense of $4.5 million and $11.2 million for the quarters ended September 30, 1994 and 1993, respectively, and $29.2 million and $33.3 million for the nine months ended September 30, 1994 and 1993, respectively.

Note 4.  Earnings (Loss) Per Common Share

         The Company uses the modified treasury stock method in its computation of earnings (loss) per common share. For the three months ended September 30, 1994, the fully diluted earnings per common share on net income is $0.46 per share; since the difference between the fully diluted earnings per share and primary earnings per share amounts does not exceed three percent, the fully diluted amounts are not presented. For the three months and nine months periods ended September 30, 1993, the computations of fully diluted earnings per share are anti-dilutive; as such, fully diluted earnings per share amounts are not presented for such periods.

Note 5.  Settlement of Class Actions

         On July 29, 1994 and August 1, 1994, the previously announced settlement of two public accommodations class actions were given final court approval by the U.S. District Court for the District of Maryland and the U. S. District Court of the North District of California, respectively.

                                                        FORM 10-Q



Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations


         The following discussion is intended to highlight significant changes in financial position as of September 30, 1994 and the results of operations for the three months and nine months ended September 30, 1994 as compared to the corresponding 1993 periods.

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


Results of Operations

Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993

         Operating revenues from continuing operations for the third quarter of 1994 increased by approximately $10.6 million (1.5%) as compared with the same period in 1993. Denny's revenues decreased by $1.2 million (0.3%) due to a reduction in restaurant revenues of $7.6 million offset in part by an increase in outside revenues of $6.4 million from its food distribution operations. At September 30, 1994 as compared with September 30, 1993, Denny's had a net decrease of 35-units in the number of Company-owned units and a net increase of 72-units in the number of franchise-owned restaurants (resulting from a management decision to expand Denny's franchise operations). Denny's average unit sales increased by 0.7% for the quarter as compared with the third quarter of 1993, reflecting a 3.4% increase in customer traffic, offset in part by a 2.6% decrease in the average check. The increase in customer traffic as well as the decrease in the average check during the third quarter of 1994 are principally the result of the $1.99 Original Grand Slam Breakfast promotion. Hardee's experienced an increase in revenues for the quarter of $2.8 million (1.6%) as compared to the prior year quarter primarily due to a net increase of 38-units in the number of restaurants. Hardee's experienced a 5.4% decrease in average unit sales resulting from a 4.9% decrease in customer traffic and a 0.5% decrease in the average check. The decline in customer traffic at Hardee's resulted principally from an emphasis on value promotions by competitors during the 1994 quarter and the decrease in average check is due to Hardee's own value meal promotions during the 1994 quarter. Quincy's revenues increased by $1.3 million (1.9%) as compared with the third quarter of 1993, despite a net decrease of 2-units in the number of Quincy's restaurants at September 30, 1994 as compared with September 30, 1993. Average unit sales increased by 3.1% as a result of a 0.7% increase in the average check and a 2.4% increase in customer traffic. Revenues of El Pollo Loco, which account for approximately 5.0% of total operating revenues from continuing operations, increased by $7.7 million (28.3%) during the third quarter of 1994 over the same period in 1993 as a result of a net increase of 11-units in Company-owned restaurants and an increase in average unit sales of 16.3%. The increase in average unit sales at El Pollo Loco is attributed to new product promotions and the acquisition of high volume franchise restaurants in late 1993, resulting in an increase in customer traffic of 17.4% offset in part by a 0.9% decrease in the average check. The number of franchised and international El Pollo Loco restaurants decreased by 8-units at September 30, 1994 as compared with September 30, 1993.

                                                         FORM 10-Q



         The Company's operating expenses from continuing operations decreased by $8.8 million (1.4%) in the third quarter of 1994 as compared with the same period of 1993, primarily attributable to a $13.4 million decrease in the operating expenses of Denny's. Denny's reduced its operating expenses primarily through its cost containment efforts which consisted of decreases in product costs of $4.3 million, utilities expenses of $1.0 million, and advertising expenses of $0.9 million as well as depreciation and amortization charges of $5.7 million related to the year-end 1993 write-off of assets. An increase in operating expenses of $4.5 million at Hardee's is primarily attributable to increased revenues and consists of increases in payroll and benefits expenses of $3.8 million, product costs of $0.8 million, occupancy and maintenance expenses of $0.9 million, and utilities expense of $0.2 million. Such increases were partially offset by reduced depreciation and amortization charges of $1.8 million related to the year-end 1993 write-off of assets. A decrease in operating expenses of $2.1 million at Quincy's is primarily due to a $2.2 million reduction in depreciation and amortization charges related to the year-end 1993 write-off of assets. Corporate and other expenses decreased by $2.0 million, primarily due to decreases in payroll and benefits expense of $3.3 million as a result of a reduction in work force as part of the Company's plan of restructuring.

     Interest and debt expense increased by $6.0 million in the third quarter of 1994 as compared to the same period of 1993, primarily due to an increase in cash interest of $5.8 million. This increase is attributable to the higher fixed interest rates that accrued during the 1994 quarter on the $400.0 million of senior notes and senior subordinated debentures issued during the third quarter of 1993, the proceeds of which were used to refinance a portion of the Company's bank facility that during the third quarter of 1993 accrued interest at lower variable rates. Such increases were offset in part by lower effective interest rates resulting from interest rate swaps during the 1994 quarter in comparison to the prior year quarter. The increase in cash interest was also offset in part by a $0.2 million reduction in non-cash interest expense resulting primarily from reduced amortization of deferred financing costs due to the prepayment of a portion of the Company's indebtedness under its bank facility and the write-off of the associated deferred financing costs in September 1993.

         The Company's contract food and vending and recreation services businesses, which are accounted for as discontinued operations, recorded operating revenues of $129.1 million during the third quarter of 1994, a decrease of $260.7 million (66.9%) over the same period of 1993. This decrease in revenues is due primarily to the consummation of the sale during June 1994 of the Company's food and vending subsidiary which had recorded revenues of $256.1 million during the third quarter of 1993, and a decrease in revenues of $4.5 million (3.4%)as compared to the same period of 1993 from the Company's concession and recreation businesses. In August 1994, the major league baseball players union initiated a strike that is currently unresolved. The strike has adversely impacted the operations and timing of the disposition of
the Company's concession business.   Operating expenses for Canteen's
concession and recreation services businesses decreased by $7.7 million primarily due to a decrease in product costs of $1.8 million, a decrease in payroll and benefits expense of $2.9 million, and reduced depreciation and amortization charges of $1.7 million related to the year end 1993 write-off of assets.

                                                            FORM 10-Q


Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993

         Operating revenues from continuing operations for the first nine months of 1994 increased by approximately $65.5 million (3.4%) as compared with the same period in 1993. Denny's revenues increased $26.2 million (2.3%) due to increased outside revenues of $35.7 million from its food distribution operations offset in part by a reduction of restaurant revenues of $9.5 million. At September 30, 1994 as compared with September 30, 1993, Denny's had a net decrease of 35-units in the number of Company owned units and a net increase of 72-units in the number of franchise-owned restaurants (resulting from a management decision to expand Denny's franchise operations). Denny's average unit sales increased by 0.2% during the nine month period as compared with the first nine months of 1993, reflecting a 1.1% increase in average check offset in part by a decrease in customer traffic of 0.9%. Management believes that the negative trends in customer traffic which Denny's experienced during the first quarter of 1994 began to reverse during the second quarter of 1994 and continued a positive trend during the third quarter as a result of the Company-wide $1.99 Original Grand Slam Breakfast promotion. Hardee's experienced an increase in revenues of $16.3 million (3.2%) for the first nine months of 1994 as compared to the prior year period primarily due to a net increase of 38-units in the number of restaurants. Although Hardee's revenues increased, a 3.8% decrease in average unit sales resulted from a 5.0% decrease in customer traffic mitigated in part by a 1.3% increase in the average check. The decline in customer traffic at Hardee's was affected by an emphasis on value promotions by competitors during the nine month period of 1994. Quincy's revenues increased by $2.3 million (1.1%) as compared with the first nine months of 1993, primarily due to a 2.8% increase in average unit sales and despite a net decrease of 2-units in the number of units. The increase in average unit sales resulted from a 4.0% increase in the average check which was offset in part by a 1.2% decrease in customer traffic. Revenues at El Pollo Loco, which account for approximately 5.0% of total operating revenues from continuing operations, increased by $20.7 million (25.9%) during the first nine months of 1994 over the same period in 1993 partially as a result of a net increase of 11-units in the number of Company-owned restaurants and an increase in average unit sales of 12.1%. The increase in average unit sales at El Pollo Loco reflects a 12.9% increase in customer traffic offset in part by a 0.7% decrease in the average check. The number of franchised and international restaurants at El Pollo Loco reflected a net decrease of 8-units at September 30, 1994 as compared with September 30, 1993.

         The Company's overall operating expenses increased by $26.8 million (1.5%) in the first nine months of 1994 as compared with the same period of 1993. A significant portion of the increase ($9.3 million) is attributable to Denny's. The increase in operating expenses at Denny's is attributable primarily to increased revenues and is comprised principally of increases in product costs of $18.1 million and in payroll and benefits expenses of $17.5 million. Such increases were partially offset by an $17.1 million reduction in depreciation and amortization related to the year-end 1993 write-off of assets and a $10.0 million reduction in overhead expenses allocated to Denny's from Flagstar. In addition, Denny's operating expenses for the first nine months of 1994 reflect a gain of approximately $3.9 million related to the sale of 46 Company-owned restaurants. At Hardee's, an increase in operating expenses of $16.0 million is mainly attributable to increased revenues and reflects increases in payroll and benefits expenses of $10.4 million, product costs of $5.7 million, occupancy and maintenance expenses of $1.3 million, and utilities expense of $1.6 million. Such increases were partially offset by reduced depreciation and amortization charges of $5.4 million related to the year-end 1993 write-off of assets. Conversely, a decrease in operating expenses of $9.5 million at Quincy's is principally attributable to decreases in product cost of $0.4 million, payroll and benefits expenses of $0.6 million, occupancy and maintenance expenses of $0.7 million, and reduced depreciation and amortization charges of $6.7 million

                                                         FORM 10-Q

related to the year-end 1993 write-off of assets.   Corporate and other
expenses decreased by a $1.7 million, and reflect reduced depreciation and amortization charges of $1.4 million related to the year-end 1993 write-off of assets.

         Interest and debt expense increased by $8.9 million in the first nine months of 1994 as compared to the same period of 1993, primarily due to an increase in cash interest of $9.9 million. This increase is attributable to the higher fixed interest rates that accrued during the 1994 period on the $400 million of senior notes and senior subordinated debentures issued during the third quarter of 1993, the proceeds of which were used to refinance a portion of the Company's bank facility that during the first nine months of 1993 accrued interest at lower variable rates. Such increases were offset in part by lower effective interest rates resulting from interest rate swaps during the 1994 period in comparison to the prior year period. The increase in cash interest was also offset in part by a $0.9 million reduction in non-cash interest expense which resulted primarily from reduced amortization of deferred financing costs due to the prepayment of a portion of the Company's indebtedness under its bank facility and the write-off of the associated deferred financing costs in September 1993.

         The Company's contract food and vending and recreation services businesses, which are accounted for as discontinued operations, recorded operating revenues of $794.5 million during the first nine months of 1994, a decrease of $226.3 million (22.2%) over the same period of 1993. The decrease in revenues is due primarily to the consummation of the sale during June 1994 of the Company's food and vending subsidiary which had recorded revenues of $256.1 million during the third quarter of 1993. Revenues from the concession and recreation services operations increased by $3.2 million (1.3%) to $260.2 million during the first nine months of 1994 as compared to the same period of 1993. In August 1994, the major league baseball players union initiated a strike that is currently unresolved. The strike has adversely impacted the operations and timing of the disposition of the Company's concession business. Operating expenses for Canteen's concession and recreation services businesses decreased by $1.8 million primarily due to a $5.4 million reduction in depreciation and amortization charges related to the year-end 1993 write-off of assets, offset in part by an increase in payroll and benefits expenses of $3.1 million.

         For the nine months ended September 30, 1994, the Company recognized an extraordinary loss totalling $10.8 million, net of income tax benefits of $1.1 million. The extraordinary loss represents the charge-off of unamortized deferred financing costs associated with the prepayment in June 1994 of senior bank debt. During the nine months ended September 30, 1993, the Company recognized extraordinary losses totalling $16.2 million, net of income tax benefits of $10.4 million. Such losses resulted from the write-off of $26.5 million of unamortized deferred financing costs associated with the prepayment in the third quarter of 1993 of $387.5 million of senior bank indebtedness and a charge of $0.1 million, net of income tax benefits, which represented premiums paid, costs incurred, and the charge-off of unamortized deferred financing costs on indebtedness retired during the first quarter of 1993.

                                                           FORM 10-Q


Liquidity And Capital Resources

         At September 30, 1994 and December 31, 1993, the Company had working capital deficits of $76.1 million and $169.8 million, respectively. The decrease in the working capital deficit is attributable primarily to an increase in cash and cash equivalents from the sale of the Company's food and vending subsidiary and the liquidation of certain liabilities from the proceeds of such sale during the nine months ended September 30, 1994. On June 17, 1994, the Company sold its food and vending subsidiary for $450.0 million. The proceeds of such sale were used to pay off the remaining $170.7 million principal balance of the Company's bank term loan and an additional $126.5 million of working capital advances which were outstanding under the Company's credit facility. As a result of such sale and application of proceeds, cash increased by $119.1 million. Assets held for sale were reduced to reflect the sale of such subsidiary and operation of the remaining subsidiaries. Also in connection with such sale, the working capital and letter of credit facility decreased from $350.0 million to $250.0 million. The decrease of $44.1 million in other accrued liabilities principally reflects the payment of $61.5 million during 1994 in settlement of claims of racial discrimination and related fees and administrative costs by Denny's. The decrease of $11.7 million in the accrued liability for restructuring from December 31, 1993 to September 30, 1994 is primarily due to payments for severance and relocation. The increase in accrued interest of $27.8 million is due to the timing of interest payments.
 The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

         In the fourth quarter of 1993, the Company approved a restructuring plan which included a restructuring of the restaurant field management and a downsizing of the work force at the corporate office. Most of the corporate office downsizing was accomplished near the end of the first quarter of 1994. The changes in field management structures and personnel are still in process. Also as part of the restructuring plan, the Company identified approximately 240 restaurant units to be sold to franchisees, closed or converted to another concept. As of September 30, 1994, 28 units had been sold, converted to another concept, or closed, with the majority of the remaining units expected
to be sold to franchisees.   The Company anticipates that the remaining
portions of the restructuring plan related to Company's concepts will be completed during 1995.

         The Company uses reverse interest rate exchange agreements to convert a portion of its fixed rate debt into floating rate debt in order to hedge against fluctuations in interest rates. The combination of the Company's long-term debt issues and these reverse interest rate exchange agreements effectively creates floating rate long-term debt. At September 30, 1994 the Company's $800 million notional amount of reverse interest rate exchange agreements earned for the Company interest at a weighted average interest rate of 5.39%, while the Company paid interest at 5.77% based on the six month Libor in arrears on such notional amount.

         On November 3, 1994, the Company announced that it had agreed to sell TW Recreational Services, Inc., a concession and recreation services subsidiary, for approximately $130 million. Such transaction is expected to be completed at the end of the fourth quarter of 1994 or during the first quarter of 1995.

                                                             FORM 10-Q



                        PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

                On July 29, 1994 and August 1, 1994, the previously announced settlement of two public accommodations class actions were given final court approval by the U.S. District Court for the District of Maryland and the U. S. District Court of the North District of California, respectively.


 Item 2.      Changes in Securities.

         Not applicable.

Item 3.       Defaults upon Senior Securities.

         Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.       Other Information.

         Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

      a. The following are included as exhibits to this filing: (1) Exhibit 11, Computation of Earnings (Loss) per Share and (2) Exhibit 27, Financial Data Schedule.

      b. The registrant filed a report on Form 8-K dated July 1, 1994 providing certain information under Item 2 (Other Events) and Item 7 (Financial Statements and Exhibits) thereof relating to the consummation of sale by the Company to Compass Group PLC, a public limited company incorporated in England and Wales, of the Company's food and vending operation. The filing also included, as an exhibit, the press release of the Company dated June 17, 1994 which announced the completion of the transaction.

                                                           FORM 10-Q





                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FLAGSTAR COMPANIES, INC.

Date:  November 14, 1994     By:         /s/ D. Randy Laney
                                  D. Randy Laney
                                  Executive Vice President and
                                  Chief Administrative Officer



Date:     November 14, 1994  By:        /s/ A. Ray Biggs
                                   A. Ray Biggs
                                   Vice President and
                                   Chief Financial Officer

                                                         FORM 10-Q