Form 10-K/A
FLAGSTAR COMPANIES INC
filed 1995-01-11
CIK 852772

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 2
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                to
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

          Securities registered pursuant to Section 12(g) of the Act:
                          $.50 Par Value, Common Stock
                                 TITLE OF CLASS
  $.10 Par Value, $2.25 Series A Cumulative Convertible Exchangeable Preferred
                                     Stock
                                 TITLE OF CLASS
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X               No
    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $67,987,000 based upon the closing sales price of registrant's Common Stock on March 31, 1994 of $9 1/2 per share.
    As of March 31, 1994, 42,369,319 shares of registrant's Common Stock, $.50 par value per share, were outstanding.

                                                                     FORM 10-K/A
    The undersigned registrant hereby amends the following items of its 1993 Annual Report on Form 10-K, as set forth in the pages attached hereto:

Part I, Item 1.    Business
Part II, Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              FLAGSTAR COMPANIES, INC.
DATE: January 11, 1995                                                   BY: /s/                  A. RAY BIGGS
                                                                                      A. RAY BIGGS
                                                                       VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                     PART I
ITEM 1. BUSINESS
INTRODUCTION
    Flagstar Companies, Inc. ("FCI"), through its wholly-owned subsidiary Flagstar Corporation ("Flagstar"), is one of the largest food service enterprises in the United States, operating (directly and through franchisees) 2,500 moderately priced restaurants and providing contract food services to more than 1,600 business, industrial and institutional clients and vending services at approximately 11,400 locations.
    The Company's restaurant operations are conducted through three principal chains or concepts. Denny's is the nation's largest chain of family-oriented full service restaurants, with over 1,500 units in 49 states and eight foreign countries, including 490 in California and Florida. According to an independent survey conducted in 1993, Denny's has the leading share of the national market in the family segment. Hardee's is a chain of fast-food restaurants of which the Company, with 564 units located primarily in the southeast, is the largest franchisee. Although specializing in sandwiches, the Company's Hardee's restaurants have introduced fresh fried chicken and also offer a breakfast menu that accounts for approximately 38% of total sales and features the chain's famous "made-from-scratch" biscuits. Quincy's, with more than 200 locations, is one of the largest chains of steakhouse restaurants in the southeastern United States, offering steak, chicken and seafood entrees as well as a buffet food bar, called the "Country Sideboard," that features as many as 87 different items. A weekend breakfast buffet is available at most Quincy's locations. The Company also operates El Pollo Loco, a chain of fast-food restaurants featuring flame-broiled chicken and steak products and related Mexican food items, with a strong regional presence in California.
    Although operating in three distinct segments of the restaurant industry -- family-style, fast-food and steakhouse -- the Company's restaurants benefit from a single management strategy that emphasizes superior value and quality, friendly and attentive service and appealing facilities. During the past year, the Company has remodeled 59 of its existing restaurants and added a net of 86 new restaurants to its principal chains.
    The Company's contract food and vending services are conducted through Canteen, one of the three largest contract food and vending companies in the nation. Canteen also operates food, beverage and lodging facilities and gift shops and provides ancillary services at various national and state parks, sports stadiums, amphitheaters and arenas throughout the United States.
    FCI is a holding company that was organized in Delaware in 1988 in order to effect the acquisition of Flagstar in 1989. On November 16, 1992, FCI and Flagstar consummated the principal elements of a recapitalization (the "Recapitalization"), which included, among other things, an equity investment by TW Associates, L.P. ("TW Associates") and KKR Partners II, L.P. ("KKR Partners II") (collectively, "Associates"), partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR"), and a restructuring of Flagstar's bank credit facility and public debt securities. As a result of such transactions, Associates acquired control of FCI and Flagstar. Prior to June 16, 1993, FCI and Flagstar had been known, respectively, as TW Holdings, Inc. and TW Services, Inc. As used herein, the term "Company" includes, in addition to FCI, Flagstar and its subsidiaries, except as the context otherwise requires.
GENERAL
    The Company's operating revenues and operating income by business segment for the periods shown were as follows:

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
                                                        $(1,460.8)

(1) Operating income by business segment reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges Notes 2 and 3 to the Consolidated Financial Statements as follows: restaurants $1,265.6 million, contract food service $359.8 million, and corporate, net $41.4 million. For a discussion of the write-off and restructuring and the reasons therefor, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 to the Consolidated Financial Statements.
                                       1

For additional financial information about the Company's business segments, see
Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.
     On July 1, 1993, culminating a dialogue which began in early 1992, the Company signed a Fair Share Agreement with the NAACP "as a commitment to continue and expand opportunities at Flagstar for African-American and other minorities." Pursuant to that agreement, the Company agreed to place special emphasis on management and employment advancement, advertising and marketing, franchising opportunities, purchasing and professional service opportunities, philanthropic and charitable contributions and policy development, to enhance policies and programs by which African-Americans and other minorities realize greater participation in business opportunities at Flagstar. The Company and the NAACP have agreed to meet quarterly during the first year of the agreement and semiannually thereafter to review progress toward the stated goals of the agreement.
     As a result of the Company's 1989 acquisition of Flagstar, the Company became and remains very highly leveraged. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 2 to the Consolidated Financial Statements, while the Company's cash flows have been, and are expected to continue to be, sufficient to cover interest costs, operating results since the acquisition have fallen short of the projections prepared at the time of the acquisition and have been insufficient to recover the recorded balances of the Company's goodwill and intangible assets, despite an annual increase in average unit sales at Hardee's. Such shortfalls have resulted from negative historical operating trends as evidenced by consistently low annual growth in average unit sales at the Company's Denny's, Quincy's and El Pollo Loco restaurants and decreased sales volume at Canteen's food and vending business. These trends are due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. In the fourth quarter of 1993, management determined that the most likely projections of future results were those based on the assumption that these historical operating trends of each of the Company's restaurant concepts and Canteen would continue, and that such projected financial results of the Company would not support the carrying value of the remaining balance of goodwill and certain other intangible assets. Accordingly, such balances were written-off. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 to the Consolidated Financial Statements for additional information.
RESTAURANTS
     The Company believes its restaurant operations benefit from the diversity of the restaurant concepts represented by its three principal chains, the strong market positions and consumer recognition enjoyed by each of these chains, the benefits of a centralized support system for purchasing, menu development, human resources, management information systems, site selection, restaurant design and construction, and an aggressive new management team. The Company owns or has rights in all trademarks it believes are material to its restaurant operations. Denny's and Quincy's may benefit from the demographic trend of aging baby boomers and the growing population of elderly persons. The largest percentage of "family style" customers comes from the 35 and up age group. The Company expects its chain of Hardee's restaurants to maintain its strong market position in the southeast.
     During the fourth quarter of 1993, the Company approved a restructuring plan which includes the identification of units that have produced inadequate returns on investment, have been difficult to supervise or lack market penetration so that such units can be sold, closed or converted to another restaurant concept. These actions should result in a redeployment of capital to activities which produce a higher rate of return. Accordingly, such units were written down to their net realizable value. The plan includes changes to the field management structure which will eliminate a layer of management, increasing the regional manager's "span of control" and expanding the restaurant general manager's decision making role. Also, the Company will consolidate certain Company operations and eliminate overhead positions in the field and in its corporate marketing, accounting, and administrative functions. The Company's restructuring charge reflected in the accompanying Consolidated Financial Statements includes the severance and relocation costs related to these changes. The plan includes specific action plans to fundamentally change the competitive positions of Denny's, El Pollo Loco, and Quincy's, as discussed below.
                                       2

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

(1) Includes distribution and processing operations.
(2) Operating income reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $716 million. For a discussion of the write-off and restructuring and the reasons therefor, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 to the Consolidated Financial Statements.
     Denny's is the largest full-service family restaurant chain in the United States in terms of both number of units and total revenues and, according to an independent survey conducted in 1993 by Consumer Reports on Eating Share Trends (CREST), an industry market research firm, Denny's has the leading share of the national market in the family segment. Denny's restaurants currently operate in 49 states and eight foreign countries, with principal concentrations in California, Florida, Texas, Washington, Arizona, Illinois, Pennsylvania and Ohio. Denny's restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service to a broad spectrum of customers. The restaurants generally are open 24 hours a day, seven days a week. All Denny's restaurants have uniform menus (with some regional and seasonal variations) offering traditional family fare (including breakfast, steaks, seafood, hamburgers, chicken and sandwiches) and provide both counter and table service for breakfast, lunch and dinner as well as a "late night" menu.
     The Company acquired the Denny's chain in September 1987. Since the acquisition, the Company has reduced corporate level overhead (including through the relocation of key operating personnel to the Company's Spartanburg, South Carolina headquarters), accelerated Denny's remodeling program, added point-of-sale ("POS") systems to the chain's restaurants, simplified the menu and created new advertising and marketing programs.
     The Company remodeled 125 Denny's restaurants in 1992 and another 41 in 1993, raising the total number of restaurants remodeled since the Company's aquisition of Denny's to over one-half of all Denny's restaurants. The Company expects to remodel approximately 90 units this year so that, by the end of 1994, Company-owned Denny's restaurants will be remodeled on an eight year cycle. A typical Denny's remodeling requires approximately ten days to complete (with the temporary closing of the restaurant), is managed by the Company's in-house design and construction staff, and currently costs approximately $265,000 per unit. In prior years such remodeling was principally based on an evaluation of the maintenance needs of the restaurant with no fundamental change in the image of the restaurant chain. Individual restaurants within a market were remodeled, and, the reopening of the restaurant was not supported by marketing. As a result, there has not been a consistent demonstrable increase in revenues as a result of the previous remodeling programs. In contrast with prior remodeling programs, the 90 units to be remodeled in 1994 will represent the first phase in a "reimaging" strategy intended to result in a fundamental change in the competitive positioning of Denny's. This reimaging strategy will involve all of the restaurants in a market and includes an updated exterior look, new signage, an improved interior layout with more comfortable seating and enhanced lighting. Reimaging also includes a new menu, new menu offerings, new uniforms, and enhanced dessert offerings, including a current market test of Baskin-Robbins(Register mark) ice cream. In addition, the reimaged market will be supported by increased marketing expenditures and a marketing campaign directed specifically toward the reopening of the restaurants. The Company is currently testing this reimaging program in its Houston market. The Company has not previously attempted a reimaging program of any of its concepts. No assurances can be given that such program will result in a long-term reversal of historical operating trends.
     The Company completed the rollout of its Denny's restaurants with POS systems in January 1993. This system provides hourly sales reports, cash control and marketing data and information regarding product volumes. POS systems improve labor scheduling, provide information to evaluate more effectively the impact of menu changes on sales, and reduce the paperwork of managers.
                                       3

     Marketing initiatives in 1994 will emphasize positioning Denny's as the price value leader within its segment, initially concentrating on breakfast. The Company intends to support these initiatives by expanding the number of media markets and using co-op advertising with franchisees in other markets. These promotions are designed to capitalize on the strong public recognition of the Denny's name.
     The Company intends to open relatively few Company-owned Denny's restaurants and to expand its franchising efforts in 1994 in order to increase its market share, establish a presence in new areas and further penetrate existing markets. To accelerate the franchise expansion, the Company will identify units to sell to franchisees which are not part of its growth strategy for Company-owned Denny's units. These units are in addition to 105 units that are to be sold to franchisees or closed under the Company's restructuring plan. The restructured field management infrastructures established to serve the existing Denny's system are expected to provide sufficient support for additional units with moderate incremental expense. Expanded franchising also will permit the Company to exploit smaller markets where a franchisee's ties to the local community are advantageous.
     During 1993, the Company added a net of 49 new Denny's franchises, bringing total franchised units to 427, or 28% of all Denny's restaurants. The initial fee for a single Denny's franchise is $35,000, and the current royalty payment is 4% of gross sales. In 1993, Denny's realized $33.5 million of revenues from franchising. Franchisees also purchase food and supplies from a Company subsidiary.
     The average unit sales for Company-owned Denny's units has increased only slightly during the four years since the Company's 1989 acquisition of Flagstar, principally as a result of declining traffic counts, offset by increases in average check. The restructuring and reimaging programs at Denny's are intended to increase customer satisfaction and traffic. However, the Company has not previously attempted a reimaging program such as the one being undertaken. There can be no assurance that implementation of the restructuring and reimaging programs will result in a long term reversal of the operating trends of the Company experienced since the acquisition. Consequently, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 2 to the Consolidated Financial Statements, management estimates that future operating results will nonetheless continue to be insufficient to recover goodwill and other intangible assets.
     During 1993, the Company also made certain changes in the management of Denny's, including the appointment of C. Ronald Petty as chief operating officer. Mr. Petty, 49, has twenty years of experience in the food service industry, including senior leadership positions with other national restaurant chains. Mr. Petty has assumed overall responsibility for the operation of the Denny's chain.
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

(1) Operating income reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $260 million. For a discussion of the write-off and restructuring and the reasons therefor, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 to the Consolidated Financial Statements.
     The Company's Hardee's restaurants are operated under licenses from Hardee's Food Systems, Inc. ("HFS"). The Company is HFS' largest franchisee, operating 17% of Hardee's restaurants nationwide. HFS is the third largest sandwich chain in the United States. Of the 564 Hardee's restaurants operated by the Company at December 31, 1993, 544 were located in ten southeastern states. The Company's Hardee's restaurants provide uniform menus in a fast-food format targeted to a broad spectrum of customers. The restaurants offer hamburgers, chicken, roast beef and fish sandwiches, hot dogs, salads and low-fat yogurt, as well as a breakfast menu featuring Hardee's popular "made-from-scratch" biscuits. To add variety to its menu, further differentiate its restaurants from those of its major competitors and increase customer traffic during the traditionally slower late afternoon and evening periods, HFS added fresh fried chicken as a menu item in a number of its restaurants beginning in 1991. The Company first tested fresh fried chicken in one of its market areas in
                                       4

October 1991. Based on the success experienced in this market area and the early success experienced by HFS, the Company accelerated the introduction of fresh fried chicken as a regular menu item during 1992 and completed the planned rollout in 1993.
     Substantially all of the Company's Hardee's restaurants have drive-thru facilities, which provided 51% of the chain's revenues in 1993. Most of the restaurants are open 18 hours a day, seven days a week. Operating hours of selected units have been extended to 24 hours a day, primarily on weekends. Hardee's breakfast menu, featuring the chain's signature "made-from-scratch" biscuits, accounts for approximately 38% of total sales at the Company's Hardee's restaurants. The Company plans to remodel its Hardee's restaurants every ten years at a current average cost of $175,000 per unit for major remodels.
     Each Hardee's restaurant is operated under a separate license from HFS. Each license grants the exclusive right, in exchange for a franchise fee, royalty payments and certain covenants, to operate a Hardee's restaurant in a described territory, generally a town or an area measured by a radius from the restaurant site. Each license has a term of 20 years from the date the restaurant is first opened for business and is non-cancellable by HFS, except for the Company's failure to abide by its covenants. Earlier issued license agreements are renewable under HFS' renewal policy; more recent license agreements provide for successive five-year renewals upon expiration, generally at rates then in effect for new licenses. A number of the Company's licenses are scheduled for renewal. The Company has historically experienced no difficulty in obtaining such renewals and does not anticipate any problems in the future.
     The Company has a territorial development agreement with HFS which calls for the Company to open an additional 69 new Hardee's restaurants in its existing development territory in the southeast (and certain adjacent areas) by the end of 1996. The Company presently plans to open new restaurants in an amount not less than that required by the territorial development agreement. It is anticipated that construction of 69 additional units will require approximately $69 million in capital expenditures. If the Company determines not to open the total number of specified units in the territory within the time provided, its development rights may become non-exclusive. The Company may seek to expand its Hardee's operations by purchasing existing Hardee's units from HFS and other franchisees, subject to HFS' right of first refusal, but any such purchases will not be counted toward the number of new unit openings called for under the agreement.
     Despite annual increases in average unit sales and revenues at Hardee's, the Company as a whole has experienced disappointing operating trends due to its highly-leveraged nature and revenue trends at the Company's other restaurant concepts and Canteen. See Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of certain management projections that assume no new unit growth for the Company in the future, the Company-wide write-off of goodwill and other intangibles, and the bases therefor.
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

(1) Operating income reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $164 million. For a discussion of the write-off and restructuring and the reasons therefor, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 to the Consolidated Financial Statements.
     Ranked by 1993 sales, Quincy's is the sixth largest steakhouse chain in the country and one of the largest such chains in the southeastern United States. The Quincy's chain consists of 213 Company-owned restaurants at December 31, 1993 which are designed to provide families with limited-service dining at moderate prices. All Quincy's are open seven days a week for lunch and dinner. The restaurants serve steak, chicken and seafood entrees along with a buffet-style food bar, called the "Country Sideboard," offering hot foods, soups, salads and desserts and featuring as many as 87 items at a time. In addition, weekend breakfast service, which is available at most locations, allows Quincy's to utilize its asset base more efficiently.
                                       5

     Since 1986 Quincy's has remodeled approximately 85 restaurants to expand seating capacity from approximately 225 to approximately 280 seats. During 1993, seven units were remodeled to introduce the new scatter bar format.
     The Company also began testing a unit concept conversion in 1993 by remodeling and converting three steakhouses in Columbia, S.C., to a buffet only concept. Under the Company's restructuring plan, 90 units have been identified that currently are not producing adequate returns and, therefore, are to be converted, sold, or closed. Upon successful completion of its concept conversion tests, the Company plans to convert most of these units to the buffet only concept or other concepts under consideration. The concept remodels are expected to have an average cost of approximately $250,000 per unit.
     The average unit sales of Quincy's has increased only slightly during the four years since the Company's 1989 acquisition of Flagstar. The restructuring plan is intended to result in increased customer satisfaction and traffic. However, the Company has not previously attempted a concept conversion for Quincy's of the type included in the restructuring plan. There can be no assurance that implementation of the restructuring plan will result in a long-term reversal of the historical operating trends of the Company. Consequently, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 2 to the Consolidated Financial Statements, management estimates that future operating results will nonetheless continue to be insufficient to recover goodwill and other intangible assets.
  EL POLLO LOCO
     El Pollo Loco, which accounted for only 4.2% of the Company's total restaurant revenues (2.7% of consolidated revenues) in the year ended December 31, 1993, is the leading chain in the quick service chain segment of the restaurant industry to specialize in flame-broiled chicken. As of December 31, 1993, there were 209 El Pollo Loco units (of which 139 were operated by the Company, 64 were operated by franchisees and 6 were operated under foreign licensing agreements). Approximately 92% of these restaurants are located in southern California. El Pollo Loco directs its marketing at customers desiring an alternative to other fast food products. The Company's El Pollo Loco restaurants are designed to facilitate customer viewing of the preparation of the flame-broiled chicken. El Pollo Loco restaurants generally are open 12 hours a day, seven days per week. El Pollo Loco restaurants feature a limited, but expanding menu highlighted by marinated flame-broiled chicken and steak products and related Mexican food items.
     Average unit sales at El Pollo Loco has declined in the four years since the Company's 1989 acquisition of Flagstar. As a part of the restructuring plan, the Company has identified 45 units which do not generate an adequate return on investment, and thus will be sold to franchisees or closed. The Company's restructuring plan includes reimaging the existing units through a limited remodeling program, expanded menu items (including fried foods) and an all-you-can-eat salsa bar. These changes are intended to increase customer satisfaction and expand the customer market resulting in higher customer traffic. However, there can be no assurance that the program will result in a long-term reversal of the historical operating trends of the Company. Consequently, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 2 to the Consolidated Financial Statements, management estimates that future operating results will nonetheless continue to be insufficient to recover goodwill and other intangible assets.
  OPERATIONS
     The Company believes that successful execution of basic restaurant operations in each of its restaurant chains is critical to its success. Accordingly, significant effort is devoted to ensuring that all restaurants offer quality food and service. Through a network of division leaders, region leaders, district leaders and restaurant managers, the Company standardizes specifications for the preparation and efficient service of quality food, the maintenance and repair of its premises and the appearance and conduct of its employees. Major emphasis is placed on the proper preparation and delivery of the product to the consumer and on the cost-effective procurement and distribution of quality products.
     A principal feature of the Company's restaurant operations is the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities. Region and district leaders have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly employees in the restaurants and therefore perform restaurant functions and train by example. The Company benefits from an experienced management team.
                                       6

     Each of the Company's restaurant chains maintains training programs for employees and restaurant managers. Restaurant managers and assistant managers receive training at specially designated training units. Areas of training for managers include customer interaction, kitchen management and food preparation, data processing and cost control techniques, equipment and building maintenance and leadership skills. Video training tapes demonstrating various restaurant job functions are located at each restaurant location and are viewed by employees prior to a change in job function or utilizing new equipment or procedures.
     Each of the Company's restaurant chains continuously evaluates its menu. New products are developed in Company test kitchens and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets, both with and without market support. A successful menu item is then incorporated into the restaurant system. In the case of the Hardee's restaurants, menu development is coordinated through HFS.
     Financial and management control of the Company's restaurants is facilitated by the use of POS systems. Detailed sales reports, payroll data and periodic inventory information are transmitted to the Company for management review. These systems economically collect accounting data and enhance the Company's ability to control and manage these restaurant operations. Such systems are in use in all of the Company's Hardee's and Quincy's restaurants, and installation of such systems in the Denny's chain was completed in January 1993.
     Denny's size allows it to operate its own distribution and supply facilities, thereby controlling costs and improving efficiency of food delivery while enhancing quality and availability of products. Denny's operates seven regional centers for distribution of substantially all of the ingredients and supplies used by the Denny's restaurants. As opportunities arise, the Company is extending these operations to its other restaurant chains. The Company also operates a food-processing facility in Texas which supplies beef, pork sausage, soup and many other food products currently used by the Company's restaurants.
     Food and packaging products for the Company's Hardee's restaurants are purchased from HFS and independent suppliers approved by HFS. A substantial portion of the products for the Company's Hardee's and Quincy's restaurants is obtained from MBM Corporation, an independent supplier/distributor. Adequate alternative sources of supply for required items are believed to be available.
  ADVERTISING
     Denny's primarily relies upon regional television and radio advertising. Advertising expenses for Denny's restaurants were $41.1 million for 1993, or about 3.1% of Denny's system-wide restaurant revenues. Individual restaurants are also given the discretion to conduct local advertising campaigns. In accordance with HFS licensing agreements, the Company spends approximately 5.6% of Hardee's total gross sales on marketing and advertising. Of this amount, approximately 2.4% of total gross sales is contributed to media cooperatives and HFS' national advertising fund. The balance is directed by the Company on local levels. HFS engages in substantial advertising and promotional activities to maintain and enhance the Hardee's system and image. The Company participates with HFS in planning promotions and television support for the Company's primary markets and engages in local radio, outdoor and print advertising for its Hardee's operations. The Company, together with a regional advertising agency, advertises its Quincy's restaurants primarily through print, radio and billboards. Quincy's has focused on in-store promotions as well as regional marketing. The Company spent approximately 4.1% of Quincy's gross sales on Quincy's marketing in 1993. During 1993, El Pollo Loco's advertising focused on promoting large meals and menu variety.
  SITE SELECTION
     The success of any restaurant depends, to a large extent, on its location. The site selection process for Company-owned restaurants consists of three main phases: strategic planning, site identification and detailed site review. The planning phase ensures that restaurants are located in strategic markets. In the site identification phase, the major trade areas within a market area are analyzed and a potential site identified. The final and most time consuming phase is the detailed site review. In this phase, the site's demographics, traffic and pedestrian counts, visibility, building constraints and competition are studied in detail. A detailed budget and return on investment analysis are also completed. The Company considers its site selection standards and procedures to be rigorous and will not compromise those standards or procedures in order to achieve accelerated growth. See Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of certain management projections that assume no new unit growth for the Company in the future and the basis therefor.
                                       7

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

(1) Operating income reflects the write-off of goodwill and other intangible assets and the provision for restructuring charges for the year ended December 31, 1993 of $360 million. For a discussion of the write-off and restructuring and the reasons therefor, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 to the Consolidated Financial Statements.
     Through Canteen, the Company conducts its contract food and vending services on a national basis. According to NATION'S RESTAURANT NEWS (published August 9, 1993), Canteen is the third largest provider of contract food and vending services in the United States (on the basis of U.S. system-wide sales). It had approximately 1,600 food service clients and served approximately 11,400 vending locations at December 31, 1993. Canteen provides its clients with on-site food preparation, cooking and service as well as vending machines that dispense a variety of food and beverage products. These services are offered both independently and in conjunction with each other. Canteen also grants franchises to distributors to operate contract food service facilities and vending businesses. In addition, Canteen licenses its trademark internationally and currently has licensees in Japan and Sweden. Canteen provides both its franchised distributors and international licensees with marketing assistance, training, purchasing services and financial and accounting systems.
     Canteen's concession and recreation services operations provide food, beverage, novelty, and ancillary services in sports stadiums, amphitheaters, arenas and other locations, including five major league baseball parks (Hubert
H. Humphrey Metrodome, Oakland-Alameda County Coliseum, Royals Stadium, Yankee Stadium and Candlestick Park), five minor league baseball parks and five professional football stadiums (Arrowhead Stadium, Hubert H. Humphrey Metrodome, Los Angeles Coliseum, Tampa Stadium and Candlestick Park). It operates food, beverage and lodging facilities and gift shops and provides other ancillary services at a number of national parks (including Yellowstone, Mount Rushmore, Everglades, Bryce Canyon, Zion and the North Rim of the Grand Canyon) and at state parks in Ohio and New York. In addition, Canteen operates food and beverage services, gift shops, bus tours and the IMAX Theatre at Spaceport USA at the Kennedy Space Center. Contracts to provide these services usually are obtained on the basis of competitive bids. In most instances, Canteen receives the exclusive right to provide the services in a particular location for a period of several years, with the duration of the term often a function of the required investment in facilities or other financial considerations.
     Canteen's contract food service and vending operations are conducted throughout the United States. Approximately 30% of the Company's revenues from these operations are derived from industrial plants in the automotive, defense and other manufacturing industries. These industries have experienced a general reduction in employment over the past several years, which has been accelerated by the nation's recent recession. To ameliorate the effects of this trend, Canteen has increased its penetration of the educational, lifecare and correctional facility markets and has targeted these (along with concession and recreation services) as areas of potential growth. These target markets, which accounted for 39% of Canteen's revenues in 1993, are recession-resistant and, at present, are not widely served by contract food service companies. Management believes that growing budgetary pressures on institutions in these target markets should favor their increasing reliance on private sector contractors who can provide required food service at lower costs. As part of the restructuring plan, the Company will de-emphasize vending operations in certain markets resulting in the sale of certain vending branches, with the related severance and lease buy-out costs included in the restructuring charges.
     Canteen operates through four primary divisions: the Eastern, Central, and California divisions within the food and vending divisions, and the concession and recreation services division. These operations are managed on a regional basis, each of which is led by a regional vice president with responsibility for operations, sales and marketing in the assigned area. Field operations are supported by centralized legal, human resources, finance, purchasing, data processing and other services. Formal training programs on a variety of subjects are regularly provided to field personnel at 28 learning centers maintained on clients' premises and at other on-site locations. In addition, management training is provided at the Company's central training facility in Spartanburg, South Carolina.
                                       8

     Canteen has improved its performance and responsiveness to clients by transferring more responsibility to field operations, while at the same time ensuring that innovative ideas for servicing the customer are shared across operations. Redundant accounting functions were reduced when Canteen closed 12 field accounting centers in 1993. The restructuring plan includes severance and other costs related to further consolidation of accounting and administrative functions. These steps have created a more focused and responsive operational structure and reduced administrative costs.
     Canteen normally contracts with customers for food and vending services on a local basis, but, in the case of national customers, it may serve many geographically dispersed facilities. Approximately 47% of Canteen's food service accounts are conducted under management fee arrangements, whereby Canteen typically receives a fixed dollar amount or a fixed percentage of revenues in return for providing food services at price and service levels determined by its clients. Management fee arrangements are prevalent where companies subsidize food services as part of the benefits provided to employees. In other food service accounts, Canteen contracts to provide food service on a profit/loss basis. In the case of vending operations, service is predominantly provided on a profit/loss basis, and a commission is usually payable by Canteen to the owner of the premises on which the vending machines are located. The ability of Canteen to increase its prices in order to cover its cost increases is an important factor in maintaining satisfactory profit levels from operations not conducted pursuant to management fee arrangements. Canteen's ability to increase prices is materially affected by competitive factors and resistance from consumers and from firms and institutions on whose premises Canteen's operations are conducted and whose prior approval is usually required. Food and vending service contracts generally may be terminated on short notice given by either side. The equipment, other than vending equipment (which can be moved to another location), used by Canteen at an on-site operation is usually owned by its customer.
     New business is obtained primarily through solicitation of new customers and responding to requests for bids. In competitive bid situations, financial terms as well as other factors, such as reputation and ability to perform, influence customers' decisions in awarding contracts, particularly in the private sector. Canteen owns or has rights in all trademarks it believes are material to its operations. Canteen's sales force is decentralized in order to tailor sales efforts to customers in various regions. As opportunities arise, Canteen also seeks to expand its operations through the acquisition of small regional food service companies that can be integrated into its existing operations.
     During the four years since the Company's 1989 acquisition of Flagstar, Canteen's food and vending sales volume has declined as a result of a continuing trend of reduced employment levels at Canteen's business and industrial accounts. As a consequence of this and other factors, including the highly-leveraged nature of the Company, and as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 2 to the Consolidated Financial Statements, historical results of the Company have fallen short of the projections prepared at the time of the acquisition and have been, and are expected to continue to be, insufficient to recover the carrying value of goodwill and certain other intangible assets. COMPETITION
     According to the National Restaurant Association, in the four years since 1989, the total food service industry has experienced annual real growth of approximately 1%. The restaurant industry not only competes within the food consumed away from home segment of the food industry, but also with sources of food consumed at home. In order to grow at a real growth rate in excess of 1%, the Company's restaurant concepts and Canteen must take market share from other competing restaurant and non-restaurant food sources.
     The restaurant industry can be divided into three main categories: quick service (fast-food), midscale (family) and upscale (dinner house). The quick service segment (which includes Hardee's and El Pollo Loco) is overwhelmingly dominated by the large sandwich, pizza and chicken chains. The midscale segment (which includes Denny's and Quincy's) includes a much smaller number of national chains and many local and regional chains, as well as thousands of independent operators. The upscale segment consists primarily of small independents in addition to several regional chains.
     The restaurant industry is highly competitive and affected by many factors, including changes in economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas in which restaurants are located, changes in customer tastes and preferences and increases in the number of restaurants generally and in particular areas. Competition among a few major companies that own or operate fast-food restaurant chains is especially intense. Restaurants, particularly those in the fast-food segment, compete on the basis of name recognition and advertising, the quality and perceived value of their food offerings, the quality and speed of their service, the attractiveness of their facilities and, to a large degree in a recessionary environment, price and perceived value.
                                       9

     Denny's, which has a strong national presence, competes primarily with regional family chains such as IHOP, Big Boy, Shoney's, Friendly's and
Perkins -- all of which are ranked among the top six midscale restaurant chains. According to an independent survey conducted during 1993, Denny's had a 14.4% share of the national market in the family segment.
     Hardee's restaurants compete principally with four other national fast food chains: McDonald's, Burger King, Wendy's and Taco Bell. In addition, Hardee's restaurants compete with fast-food restaurants serving other kinds of foods, such as chicken outlets (e.g., Kentucky Fried and Bojangles), family restaurants (e.g., Shoney's and Friendly's) and dinner houses. Management believes that Hardee's has the highest breakfast sales per unit of any major fast-food restaurant chain.
     Quincy's primary competitors include Ryan's and Western Sizzlin', both of which are based in the southeast. Quincy's also competes with other family restaurants and with dinner houses and fast-food outlets. Nationwide, the top five chains are Sizzler, Ponderosa, Golden Corral, Ryan's, and Western Sizzlin'. According to NATION'S RESTAURANT NEWS (published August 9, 1993), Quincy's ranked sixth nationwide in system-wide sales and third in sales per unit among the steak chains.
     All aspects of Canteen's operations are highly competitive. Competition takes a number of different forms, including pricing, capital investment, maintaining food and service standards and securing and maintaining accounts with firms and institutions. Canteen competes with several national and a large number of local and regional companies, some of which, including Marriott and ARA, are substantial in size and scope. In addition, firms and institutions may, as an alternative to using a food service company such as Canteen, operate vending and food service businesses themselves. Many Canteen facilities must also compete with local alternatives such as restaurants, sandwich shops, convenience stores, delicatessans and other public arenas, convention centers, and entertainment venues.
     As a result of such competition and other factors, the Company's historical growth, particularly at Denny's, Quincy's, El Pollo Loco and Canteen, have fallen short of the projections prepared at the date of the acquisition. The restructuring plan is intended to result in increased customer satisfaction and traffic. However, there can be no assurance that such changes will result in a long-term reversal of the historical operating trends of the Company. Consequently, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 2 to the Consolidated Financial Statements, management estimates that operating results will continue to be insufficient to recover goodwill and other intangible assets.
EMPLOYEES
     At December 31, 1993, the Company had approximately 123,000 employees, of whom 88,000 were employed in restaurant operations and 34,000 were engaged in contract food, vending and recreation services. Less than 1% of the restaurant employees are union members. Many of the Company's restaurant employees work part time, and many are paid at or slightly above minimum wage levels. Approximately 20% of Canteen's employees are unionized. The Company has experienced no significant work stoppages and considers its relations with its employees to be satisfactory.
                                       10

                                    PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 6. Selected Financial Data and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein.
     OPERATING TRENDS; WRITE-OFF OF GOODWILL AND OTHER INTANGIBLE ASSETS; RESTRUCTURING CHARGE
     The Company's operating results since the Company's 1989 acquisition of Flagstar have fallen short of projections prepared at the date of such acquisition due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. See Item 1. Business for information regarding operating trends of the Company's various restaurant concepts and Canteen. As discussed further below and in Notes 1 and 2 to the Consolidated Financial Statements, during the fourth quarter of 1993, management determined that the most likely projections of future operating results would be based on the assumption that historical operating trends of the Company derived from the last four years would continue, and that such projections indicate an inability to recover the recorded balance of goodwill and other intangible assets. Accordingly such assets were written off, resulting in non-cash charges of $1,475 million. Also in response to such trends, the Company adopted a plan of restructuring that resulted in a separate charge of $192 million.
     While operating revenues increased 2.8% in 1992 and 6.7% in 1993, operating income for each of the four full years since the Company's 1989 acquisition of Flagstar has been insufficient to cover the Company's interest and debt expense. Operating cash flows have been sufficient to cover interest costs. The primary factor affecting the Company's ability to generate operating income sufficient to cover interest and debt expense and amortization of goodwill and other intangibles is the average unit sales at the restaurant concepts and the sales volume at Canteen's contract food and vending operation. At the time of the Company's 1989 acquisition of Flagstar, projections of future operations assumed annual growth rates in average unit sales at all concepts and corresponding increases in operating income. Such projections and those prepared since the 1989 acquisition and prior to the fourth quarter of 1993, indicated that the Company would become profitable within several years. However, since the 1989 acquisition and despite increases in average unit sales at Hardee's, average unit sales at Denny's and Quincy's have increased only slightly and Canteen's food and vending sales volume has declined. Specifically, for the four years since the acquisition, average unit sales for Company-owned units have increased (decreased) at an average annual rate of 2.5%, (4.7)%, 5.0% and 1.1% for Denny's, El Pollo Loco, Hardee's and Quincy's, respectively. See Item 1. Business. Revenue increases during the four year period since the acquisition have been achieved as a result of an increase in the number of units at Hardee's and Denny's and certain regional acquisitions by Canteen, in addition to increased average unit sales at Hardee's. However, such increased revenues have not resulted in positive earnings after interest and debt expense. Projections prepared during the fourth quarter of 1993 indicate that, if the four year trends in customer traffic and other operating factors were to continue, future operating income less interest and debt expense would continue to be insufficient to recover the carrying value of goodwill and other intangible assets. The projections assumed that average unit sales at each of the restaurant concepts and sales volume at Canteen would increase or decrease consistent with the four year historical trends described above. These fourth quarter projections assumed no additional borrowing to fund new unit growth (because even if new units continued to be developed at historical levels, it would not have a material impact on projected net income) and no reversal of the historical trends of the Company that may result from successful restructuring and reimaging programs, since management determined, based on all information available, that historical trends provide the best estimate of future operating results.
     Also as a result of the historical operating trends described above and in an attempt to reverse them, effective in the fourth quarter of 1993, the Company approved a restructuring plan that includes the sale or closure of restaurants, a reduction in personnel, and a reorganization of certain management structures. The provision for restructuring charges resulted from a comprehensive financial and operational review initiated in 1993 which included a re-engineering study that evaluated the Company's major business processes. The restructuring charge of $192 million includes primarily a non-cash charge of $156 million to write-down certain assets and incremental cash charges of $36 million for severance, relocation and other costs. See Note 3 to the Consolidated Financial Statements for further details.
     The write-down of assets under the restructuring plan represents predominantly non-cash adjustments made to reduce the carrying value of approximately 240 of the Company's 1,376 Denny's, Quincy's, and El Pollo Loco restaurants. Approximately 105 Denny's and 45 El Pollo Loco restaurants will be sold to franchisees or closed over a twelve month period and have been written down to net realizable value. The Quincy's concept is over-penetrated in a number of its markets; thus, most of the 90 Quincy's units identified in the restructuring plan will be converted to another concept with
                                       11
some units closed. As a result of the conversion to another concept, the estimated amount of the units' carrying value with no future benefit has been written off. The write-down of assets also includes a charge of $22 million to establish a reserve for operating leases primarily related to restaurant units which will be sold to franchisees or closed. The 240 restaurant units identified in the restructuring plan had aggregate operating revenues during 1993 of approximately $227 million and a negative operating cash flow of approximately $2.4 million. Such units had a net remaining carrying value after the write-down of approximately $43 million.
     The restructuring plan will consolidate certain Company operations and eliminate overhead positions in the field and in its corporate marketing, accounting, and administrative functions. Also, the Company's field management structure will be reorganized to eliminate a layer of management. The restructuring charge includes a provision of approximately $25 million for the related severance, relocation, and office closure costs. The Company's restructuring plan also includes the decision to fundamentally change the competitive positioning of Denny's, Quincy's and El Pollo Loco. The Company anticipates that the restructuring plan will result in reduced general and administrative costs of approximately $10 million annually.
     The Company believes that the restructuring plan is the most appropriate manner in which to respond to the historical operating trends experienced since the Company's 1989 acquisition of Flagstar. Management anticipates that such plan will provide the opportunity to reverse the traffic trends at Denny's, Quincy's and El Pollo Loco. However, there can be no assurance that such plan will result in a long-term reversal of historical operating trends of the Company. While cash flows are anticipated to be sufficient to cover interest costs, management estimates that if historical trends continue, operating results will nonetheless be insufficient to recover the carrying value of goodwill and other intangible assets.
     1993 COMPARED TO 1992
     Operating revenues for 1993 increased by approximately $249.9 million (6.7%) as compared with 1992. This increase was the result of a $155.9 million (6.4%) increase in revenues from restaurant operations and a $94.0 million (7.4%) increase in revenues from Canteen's contract food service operations. Canteen's concession and recreation revenues increased by $35.0 million (12.2%) and its food and vending revenues increased by $59.0 million (6.0%) as compared with 1992, primarily as a result of regional acquisitions. Food and vending revenues from Canteen's existing customer base continue to be adversely impacted by reduced employment levels at Canteen's business and industrial accounts. Denny's revenues increased $80.8 million (5.6%) principally as a result of the following: an 11-unit increase in the number of Company-owned restaurants, the addition of 49 net new franchised units, and favorable outside sales at the Company's distribution and food processing operations. Revenues at Denny's, however, were adversely affected by severe weather conditions in the first quarter, which forced the temporary closing of many of its restaurants, by the delay in implementation of certain promotional programs, and, management believes, by the negative publicity relating to the litigation described above in Item 3. Legal Proceedings. As a result of these factors, Denny's increase in average unit sales of 0.1% included a decrease in customer traffic of 4.1% while the average check increased 4.4%. Hardee's accounted for a significant portion of the increase in restaurant operating revenues for the year with a $75.0 million (12.4%) increase in 1993 as compared with 1992, due to a 6.0% increase in average unit sales and a 36-unit increase in the number of restaurants. The increase in average unit sales resulted from an 7.2% increase in the average check offset, in part, by a decrease of 1.1% in customer traffic. The increases in average unit sales and average check at Hardee's are primarily attributable to the fresh fried chicken product and the continued development of Hardee's "Frisco" product line. Quincy's revenues decreased by $11.1 million (3.8%) in 1993 as compared with 1992, primarily due to a 2.5% decrease in average unit sales combined with a 4-unit decline in the number of units. The decrease in average unit sales resulted from a decrease in customer traffic of 7.5% which was offset, in part, by a 5.3% increase in average check. The significant decrease in traffic at Quincy's as compared with 1992 reflects the impact of a number of programs that were in place in early 1992 which increased customer traffic in 1992, but which proved to be more costly than anticipated and were subsequently refined or discontinued, resulting in the comparative decline in 1993 traffic. Revenues of El Pollo Loco, which account for only 4.2% of total restaurant operating revenues, increased by $11.2 million (11.5%) in 1993 as compared to 1992 as a result of a full year's impact in 1993 of 11 franchised units which were acquired by the Company in the fourth quarter of 1992 and a 1.8% increase in average unit sales.
     The Company's operating expenses before considering the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges, discussed below, increased by $290.3 million (8.4%) in 1993 as compared with 1992. This increase was primarily attributable to an increase of $190.3 million (8.5%) in operating expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges relating to the Company's restaurant operations, and a $98.5 million (8.0%) increase in the operating expenses
                                       12
before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges relating to Canteen's contract food service operations. Canteen's increased expenses were primarily a result of the corresponding increase in operating revenues described above. Of the total increase in operating expenses relating to restaurant operations, a significant portion ($118.7 million) is attributable to Denny's. The significant increase in operating expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges at Denny's is due primarily to an increase in product costs of $84.8 million and an increase in payroll and benefit expense of $30.0 million. These increases resulted from higher commodity costs, additional labor associated with a Denny's breakfast promotion (which was discontinued in the second quarter) and an initiative to improve Denny's service capabilities, one time charges of $8.3 million related to efforts to address claims of discrimination, $1.1 million for the write-off of an international joint venture, and an increase in the number of Denny's units. Management expects the discrimination claims at Denny's to have an ongoing cost impact on the Company at least until resolution of the matters described above in Item 3. Legal Proceedings. The increase in operating expenses before the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges at Hardee's of $66.4 million is mainly attributable to increased revenues and is comprised principally of an increase in payroll and benefits expenses of $21.0 million and an increase in product costs of $29.9 million. Conversely, the decrease in operating expenses before the effects of the write-off of goodwill and certain intangible assets and the provision for restructuring charges at Quincy's of $8.9 million is attributable to the decrease in revenues. Quincy's experienced decreases in payroll and benefits expense of $3.9 million and in product costs of $3.8 million. Corporate and other expenses before the effects of the write-off of goodwill and certain intangible assets and the provision for restructuring charges increased by $1.5 million in 1993 as compared with 1992, primarily due to an increase in payroll and benefits expense of $1.9 million.
     Interest and debt expense decreased by $37.7 million in 1993 as compared with 1992, primarily due to a reduction in the Company's weighted average borrowing rate following the Recapitalization, the principal elements of which were consummated in the fourth quarter of 1992. The decrease in interest and debt expense includes a net decrease of $68.3 million in non-cash charges related to the accretion of original issue discount on the Company's 17% Senior Subordinated Discount Debentures Due 2001 which were retired in the fourth quarter of 1992 as part of the Recapitalization. Non-cash interest expense related to the accretion of insurance liabilities also decreased by approximately $7.0 million in 1993 as a result of a change in the method of determining the discount rate applied to insurance liabilities retroactive to January 1, 1993, as discussed below. These decreases in non-cash interest expense were offset, in part, by an increase in cash interest of $38.8 million from the refinance debt which was issued as part of the Recapitalization.
     The Company's accounting change pursuant to Staff Accounting Bulletin No. 92 resulted in a charge of $12.0 million, net of income tax benefits, for the cumulative effect of the change in accounting principle as of January 1, 1993. The impact of this change on the Company's 1993 operating results was to increase operating expenses and decrease interest expense by approximately $7.0 million, respectively.
     For the year ended December 31, 1993, the Company recognized extraordinary losses totalling $26.4 million, net of income tax benefits of $0.2 million. The extraordinary losses resulted from the write-off of $26.5 million of unamortized deferred financing costs associated with the prepayment in September 1993 of $387.5 million of term facility indebtedness and a charge of $0.1 million in March 1993 related to the repurchase of $741,000 in principal amount of the 10% Debentures. During the year ended December 31, 1992, the Company recognized extraordinary losses totalling $155.4 million, net of income tax benefits of $85.1 million from (i) premiums paid to retire certain indebtedness in connection with the Recapitalization and the write-off of related unamortized deferred financing costs, resulting in a charge of $144.8 million, net of income tax benefits of $83.6 million, (ii) the write-off of unamortized deferred financing costs associated with the prepayment of a portion of the Company's indebtedness under its prior credit agreement from the proceeds of the offer and sale (the "Preferred Stock Offering") in July 1992 of FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock, $.10 par value per share (the "Preferred Stock"), resulting in a charge of $8.8 million, net of income tax benefits of $1.3 million, and (iii) the defeasance of $7.6 million of mortgage notes payable resulting in a charge of $1.8 million, net of income tax benefits of $0.2 million.
     1992 COMPARED TO 1991
     Operating revenues for 1992 increased by approximately $102.3 million (2.8%) as compared with 1991. This increase was the result of a $104.3 million (4.5%) increase in revenues from restaurant operations that was partially offset by a $2.0 million (0.2%) decrease in revenues from Canteen's contract food service operations. Canteen's concession and recreation revenues increased by $22.4 million or 8.5% over 1991. However, Canteen's food and vending revenues decreased by $24.4 million or 2.4% as compared with 1991 as the food and vending segment continued to be adversely impacted by
                                       13
reduced employment levels, particularly in the western and northeastern sections of the United States. Denny's accounted for $20.0 million of the $104.3 million increase in revenues from restaurant operations. The increase in revenues of Denny's was primarily attributable to a 17-unit increase in the number of Company-owned restaurants. Average unit sales decreased 0.1% as a result of a 4.2% decrease in customer traffic, offset by a 4.3% increase in the average check. The decrease in traffic during 1992 resulted from intense competition and discounting in the midscale market segment, limited television exposure during the second half of 1992, and the continuing weakness of the west coast economy. The increase in the average check at Denny's primarily reflects a shift in consumer preferences to higher-priced menu items. Denny's also added 52 new franchise units during the year. Hardee's accounted for $81.2 million of the increase in restaurant operating revenues, primarily due to an 11.5% increase in average unit sales and a 28-unit increase in the number of restaurants. The increase in average unit sales resulted from a 5.9% increase in the average check at the Company's Hardee's restaurants combined with an increase of 5.3% in customer traffic. These increases are believed to be attributable, in part, to the introduction in the Company's Hardee's restaurants of fresh fried chicken as a new menu item in 300 units and the introduction in July 1992 of the "Frisco Burger" sandwich in all units. Quincy's contributed $6.6 million to the increase in restaurant operating revenues. The increase at Quincy's reflects a 1.1% increase in average unit sales, primarily due to a 2.6% increase in customer traffic (principally for breakfast service), which was offset in part by a 1.5% decrease in the average check. Quincy's results also reflect a number of programs which were introduced in the first quarter and were designed to increase customer traffic. Such programs, which proved to be more costly than originally anticipated, were refined or eliminated in the second quarter. Revenues of El Pollo Loco, which accounted for only 4.0% of total restaurant operating revenues, decreased by $3.5 million as a result of a decrease in the number of Company-owned restaurants for the first three quarters of 1992 as compared to the same period in 1991.
     The Company's overall operating expenses increased by $79.9 million in 1992 as compared with 1991. This increase was primarily attributable to an increase of $82.3 million (3.8%) in operating expenses of the restaurant operations, partially offset by a $7.0 million (0.6%) decrease in operating expenses of Canteen's contract food service operations. The increases in the operating expenses of the restaurant operations reflected the increased revenues and consisted primarily of increased payroll and benefit expenses at Denny's ($7.3 million), Hardee's ($22.6 million) and Quincy's ($0.8 million). Aggressive product cost management and favorable commodity prices reduced the effects of product costs which increased at Hardee's ($22.4 million) and Quincy's ($7.9 million), and decreased at Denny's ($10.6 million). The product cost increases at Quincy's were due in part to the programs discussed in the preceding paragraph. The decrease in Canteen's operating expenses was due principally to a $8.5 million decline in product costs. Canteen's operating expenses were also reduced in the first quarter by approximately $2.6 million of unusual credits resulting from settlements of various insurance matters. Corporate and other expenses increased by $4.6 million, primarily due to a full year's impact in 1992 of certain support function expenses that, in 1991, were reflected in the restaurants' and Canteen's operating expenses.
     Interest and debt expense decreased by $4.9 million in 1992 as compared with 1991, due primarily to a net decrease in cash interest of $13.5 million in 1992 due to lower interest rates on outstanding variable rate indebtedness, principal payments made during the year (including prepayment of a portion of the Company's term loan under its prior credit agreement with proceeds of the Preferred Stock Offering) and the issuance of the Preferred Stock. This decrease was offset, in part, by an increase of $8.5 million in non-cash charges principally related to the accretion of discounts recorded on certain self-insurance liabilities.
     For the year, the Company recognized extraordinary losses totalling $155.4 million, net of income tax benefits of $85.1 million. The extraordinary losses resulted primarily from premiums paid to retire certain indebtedness in connection with the Recapitalization and the write-off of related unamortized deferred financing costs, resulting in a charge of $144.8 million, net of income tax benefits of $83.6 million, and from the write-off of unamortized deferred financing costs associated with the prepayment of a portion of the Company's term loan under its prior credit agreement from the proceeds of the Preferred Stock Offering, resulting in a charge of $8.8 million, net of income tax benefits of $1.3 million. In addition, in May 1992 the Company defeased $7.6 million of mortgage notes payable resulting in a charge of $1.8 million, net of income tax benefits of $0.2 million.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, the Company has met its liquidity needs and capital requirements with internally generated funds and external borrowings. The Company expects to continue to rely on internally generated funds, supplemented by available working capital advances under its Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing
                                       14
agent (as amended, from time to time, the "Restated Credit Agreement"), and other external borrowings, as its primary sources of liquidity and believes that funds from these sources will be sufficient for the next twelve months to meet the Company's working capital, debt service and capital expenditure requirements.
     Although the Company reported net losses in 1992 and 1993, those losses have been attributable in major part to non-cash charges, consisting principally of the write-off of goodwill and certain intangible assets, depreciation of tangible assets, amortization of intangible assets and goodwill, accretion of original issue discount, non-cash charges for extraordinary items related to refinancings and defeasance of indebtedness, and non-cash charges related to the cumulative effect of changes in accounting principles. The following table sets forth, for each of the years indicated, a calculation of the Company's cash from operations available for debt repayment and capital expenditures:

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

     The provision for restructuring charges of $192.0 million recorded during 1993 includes approximately $36.0 million in incremental cash charges. Such cash charges, less approximately $6.5 million expended in 1993, are expected to require funding predominantly over a period of approximately twelve months. Included in the $156 million of primarily non-cash charges is a reserve of $22 million for the present value of operating leases, net of estimated sublease rentals, related to restaurant units that will be sold to franchisees or closed and offices to be closed. This liability will be liquidated over the remaining terms of the operating leases. The Company plans to fund the cash portion of the restructuring through the sale of certain Denny's and El Pollo Loco restaurant units to franchisees, increased cash flows from operations as a result of reduced general and administrative expenses and increased royalties on newly franchised restaurants, and borrowings under the Restated Credit Agreement.
     During 1993, the Company sold in a public offering (the "1993 Offering") $275 million aggregate principal amount of 10 3/4% Senior Notes Due 2001 (the "10 3/4% Notes") and $125 million aggregate principal amount of 11 3/8% Senior Subordinated Debentures Due 2003 (the "11 3/8% Debentures"). Proceeds of the 1993 Offering were used to reduce the term facility under the Restated Credit Agreement. Although the interest rates payable on the 10 3/4% Notes and 11 3/8% Debentures are higher than the rate paid by the Company under the term facility partially refinanced thereby, the 1993 Offering and the related amendment to the Restated Credit Agreement served to extend the scheduled maturities of the Company's long-term indebtedness and thereby provide the Company with additional financial flexibility.
     The Restated Credit Agreement includes a working capital and letter of credit facility of up to $350.0 million with a working capital sublimit of $200 million and a letter of credit sublimit of $245 million. The amendment to the Restated Credit Agreement consummated in conjunction with the 1993 Offering included, among other things, a modification to the former requirement that working capital advances under the credit facility be repaid in full and not reborrowed for at least 30 consecutive days during any 13-month period but at least once during each year to provide that working capital advances under the credit facility be paid down to a maximum borrowing thereunder of $100 million in 1993, reducing to $50 million in 1998, for such 30 day period in each year. Such amendment also made less restrictive certain financial covenants under the Restated Credit Agreement. An additional amendment to the Restated Credit Agreement was consummated in 1993 for the Company to use up to $50 million of net cash proceeds from the disposition of Denny's and El Pollo Loco restaurant units to acquire new Denny's restaurant units and refurbish other existing units and to exclude from limitations on capital expenditures (as defined) and investments (as defined) up to $25.6 million of cash or debt assumed in the purchase of certain franchisee units. For additional information see Item 13. Certain Relationships and Related Transactions -- Description of Indebtedness.
                                       15

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

     In addition to scheduled maturities of principal, approximately $265.0 million of cash will be required in 1994 to meet interest payments on long-term debt (including interest on variable rate term indebtedness under the Restated Credit Agreement of approximately $11.0 million, assuming an annual interest rate of 6.3%) and dividends on the Preferred Stock.
     The projections of future operating results prepared in the fourth quarter of 1993, which resulted in the conclusion that goodwill and other intangibles were impaired (see Operating Trends; Write-Off of Goodwill and Other Intangible Assets; Restructuring Charge), assume that the historical operating trends experienced by the Company since the 1989 acquisition will continue in the future. If such trends do continue, the Company may need to refinance or renegotiate the terms of existing debt prior to their maturities. While management believes that the Company will be able, if necessary, to refinance or renegotiate the terms of its existing debt prior to maturity, no assurance can be given that it will be able to do so on acceptable terms.
     The Company's principal capital requirements are those associated with opening new restaurants and expanding its contract food service business, as well as those associated with remodeling and maintaining its existing restaurants and facilities. During 1993, total capital expenditures were approximately $225.5 million, of which approximately $83.0 million was used to open new restaurants, $22.0 million was used for new products equipment, $61.2 million was applied to expand and maintain the Company's contract food service business, and $59.3 million was expended to upgrade and maintain existing facilities. Of these expenditures, approximately $77.1 million were financed through capital leases and secured borrowings. Capital expenditures during 1994 are expected to total approximately $185 million, of which approximately $60 million is expected to be financed externally.
     The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most other food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories, and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. At December 31, 1993 the Company's working capital deficiency was $304.6 million as compared with $284.1 million at the end of 1992. Such increase is attributable primarily to an increase in restructuring and other liabilities which was partially offset by an increase in receivables and inventories from the acquisition of contract food service operations during 1993.
     During November 1992, the Financial Accounting Standards Board issued Statement No. 112 "Employers' Accounting for Postemployment Benefits" which requires that benefits provided to former or inactive employees prior to retirement be recognized as an obligation when earned, subject to certain conditions, rather than when paid. The Company does not expect Statement No. 112 to have a material impact on the Company's operations and will implement this statement during the first quarter of 1994.
     On April 11, 1994, Standard & Poor's Corporation downgraded the long-term credit ratings on Flagstar's outstanding senior debt securities from B+ to B and on its subordinated debt securities and FCI's Preferred Stock from B- to CCC+. Moody's Investors' Service, Inc. has also indicated that it is reviewing the ratings of Flagstar's debt securities for a possible downgrade. As a result of this action, certain payments by the Company relating to a subsidiary's mortgage financing will become due and payable on a monthly, rather than semi-annual, basis. See Item 13. Certain Relationships and Related
Transactions -- Description of Indebtedness -- Mortgage Financings. Although the Company has not yet had an opportunity to evaluate the effect of such downgrade, management does not currently anticipate a significant impact on the Company's liquidity or ongoing operations.
                                       16