Form 10-K/A
period 1994-12-31
FLAGSTAR COMPANIES INC
filed 1995-06-29
CIK 852772

                                                              FORM 10-K/A


                                        Sequential Page 1 of   33



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



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


Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-K of the above-referenced registrant is being filed pursuant to Rule 15d-21 of the Commission solely to furnish the financial statements required by Form 11-K with respect to the Denny's, Inc. Profit Sharing Retirement Plan.

                                                                  FORM 10-K/A

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1994 on Form 10-K as set forth in the pages attached hereto:

     Part II, Item 8.      Financial Statements and Supplemental Data

     Part IV, Item 14.     Exhibits, Financial Statement Schedules, and reports
                           on Form 8-K.

     Exhibit 23.1 Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersighned, thereunto duly authorized.


                                                 FLAGSTAR COMPANIES, INC.
                                                             (Registrant)

DATE:  June 29, 1995
                                                BY:/s/ C. Robert Campbell
                               Vice President and Chief Financial Officer

                                                                  FORM 10-K/A

     Part II, Item 8.  Financial Statements and Supplemental Data of the
Annual Report for 1994 on Form 10-K is hereby amended to include the following:


                               FINANCIAL STATEMENTS

                                      OF

                                   FORM 11-K

                                 ANNUAL REPORT

                         Filed pursuant to Rule 15d-21
                     promulgated under Section 15(d) of the
                        Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 1994


Full title of the plans and the address of the plans, if different from that of the issuer named below:

      1.  FLAGSTAR THRIFT PLAN

      2.  DENNY'S INC. PROFIT SHARING RETIREMENT PLAN
               C/O DENNY'S INC.
               203 E. MAIN STREET
               SPARTANBURG, SOUTH CAROLINA 29319

Name of the issuer of the securities held pursuant to the plans and the address of its principal executive offices:

               FLAGSTAR COMPANIES, INC.
               203 E. MAIN STREET
               SPARTANBURG, SOUTH CAROLINA 29319-9966

      Part IV, Item 14 (a) (1) of the Annual Report on form 10-K for the period ended December 31, 1994 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:

      1. Flagstar Thrift Plan Financial Statements at December 31, 1994 and 1993 and for Each of the Three Years in the Period ended December 31, 1994, Supplemental Schedules for the Year Ended December 31, 1994 and Independent Auditors' Report.

      2. Denny's, Inc. Profit Sharing Retirement Plan Plan Financial Statements at December 31, 1994 and 1993 and for Each of the Three Years in the Period ended December 31, 1994, Supplemental Schedules for the Year Ended December 31, 1994 and Independent Auditors' Report.

      The financial statements described in 1. and 2. above are included as pages 4 through 32 herein.

      Part IV, Item 14 (a) (3) and the Exhibit Index of the Annual Report on Form 10-K for the period ended December 31, 1994 are amended to insert the following exhibit required by form 11-K in appropriate numerical order, a copy of which is filed herewith.

           Exhibit No.                    Description

              23.1 Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K

      The consent described as Exhibit No. 23.1 is included as page 33 herein.

                       Flagstar Thrift Plan


 Financial Statements at December 31, 1994 and 1993 and for each of the Three Years in the Period Ended December 31, 1994, Supplemental Schedules for The Year Ended December 31, 1994, and Independent Auditors' Report.

FLAGSTAR THRIFT PLAN

TABLE OF CONTENTS
                                                 PAGES
INDEPENDENT AUDITORS' REPORT                       6
FINANCIAL STATEMENTS:
Statements of Net Assets Available for Benefits
    as of December 31, 1994 and 1993               7

Statements of Changes in Net Assets
    Available for Benefits for the Years
    Ended December 31, 1994, 1993 and 1992         8

Notes to Financial Statements                   9-15

SUPPLEMENTAL SCHEDULES:
IRS Form 5500, Item 27a - Schedule of Assets
  Held for Investment Purposes as of
  December 31, 1994                            16-17

IRS Form 5500, Item 27d - Schedule of
    Reportable Transactions for the Year
     Ended December 31, 1994                   18-19

Schedules required under the Employee Retirement Income Security
Act of 1974, other than the schedules listed above, are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT

The Administrative Committee
Flagstar Thrift Plan

We have audited the accompanying statements of net assets available for benefits as of December 31, 1994 and 1993, and the related statements of changes in net assets of the Flagstar Thrift Plan (the Plan ) available for benefits for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and 1993 and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1993 the Plan changed its method of accounting for benefits payable to participants who have withdrawn from participation in the Plan.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1994 financial statement and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
June 21, 1995


FLAGSTAR THRIFT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
AS OF DECEMBER 31, 1994 AND 1993

                                                   1994          1993

ASSETS:
Investments:
 Flagstar Companies, Inc. Common Stock        $  2,674,956   $ 3,144,195
 Government Bond Fund                            5,131,170     4,338,050
 Dreyfus Equity Fund                            12,060,887    12,578,236
 Vanguard Explorer Fund                          5,637,577     4,713,297
 Interest Fund-insurance contracts              35,620,084    43,208,347
 Loans to participants                           2,021,267     2,696,647
Total Investments                               63,145,941    70,678,772

Receivables:
 Accrued income                                    135,539     1,323,096
 Contributions receivable:
   Participants                                    168,224       577,849
   Employer                                        243,482       240,283
 Accrued transfers from Denny's                        ---        12,529

Total Receivables                                   547,245     2,153,757

Cash and Cash Equivalents                       10,791,531     5,241,932
TOTAL ASSETS PLAN                               74,484,717    78,074,461

LESS - LIABILITIES
Accrued liabilities                                151,055       292,779
TOTAL LIABILITIES                                  151,055       292,779

NET ASSETS AVAILABLE FOR BENEFITS              $74,333,662   $77,781,682


See notes to financial statements.

                                        7


FLAGSTAR THRIFT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


                                                          1994             1993          1992

Increase in net assets:
INVESTMENT INCOME
Net(depreciation)appreciation
   In fair value of investments                      $ (2,630,739)   $ (3,067,360)   $ 1,765,659
Divided income                                            862,145       1,491,440        592,047
Interest income                                         4,087,850       4,251,321      4,140,387
 Investment income - net                                2,319,256       2,675,401      6,498,093

CONTRIBUTIONS:
Participants                                            4,473,768       6,058,275      5,554,905
Employer                                                2,048,595       2,364,196      2,217,032
Total contributions                                     6,522,363       8,422,471      7,771,937

TRANSFERS FROM DENNY'S PROFIT SHARING PLAN                    ---           5,369      1,632,537

TOTAL INCREASE IN NET ASSETS                            8,841,619      11,103,241     15,902,567

Decrease in net assets:
DISTRIBUTION TO PARTICIPANTS                          (11,983,361)     (7,334,238)    (5,819,279)

ADMINISTRATIVE EXPENSES                                  (306,278)       (492,784)      (357,189)

TOTAL DECREASE IN NET ASSETS                          (12,289,639)     (7,827,022)    (6,176,468)

NET INCREASE(DECREASE)IN NET ASSETS BEFORE CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE            (3,448,020)      3,276,219      9,726,099

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                                   ---         609,985            ---

NET INCREASE(DECREASE) IN NET ASSETS AVAILABLE FOR
 BENEFITS                                              (3,448,020)      3,886,204      9,726,099

NET ASSETS AVAILABLE FOR BENEFITS, BEGINNING OF
 YEAR                                                  77,781,682      73,895,478     64,169,379

NET ASSETS AVAILABLE FOR BENEFITS, END OF YEAR        $74,333,662     $77,781,682    $73,895,478



See notes to financial statements.



FLAGSTAR THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994

1. DESCRIPTION OF PLAN

    The following description of the Flagstar Thrift Plan (the
 Plan ) provides only general information. Participants should refer to the Plan document for a more complete description of the Plan provisions.

a. General - The Flagstar Thrift Plan (the Plan ), formerly the Thrift Plan for noncontract Employees of TW Services, Inc., is a qualified deferred compensation plan subject to the Employee Retirement Income Security Act of 1974. Any nonhighly compensated salaried employee of Flagstar Corporation (Flagstar, the Company and the Plan's Administrator) and Flagstar Systems, Inc. (Spartan) who has attained age 21 and has completed twelve months of service with the Company is eligible to participate in the Plan. Prior to May 6, 1994, any salaried employee of Canteen Corporation and, prior to November 30, 1994, any salaried employee of TW Recreational Services, Inc. (TW Rec) could participate in the Plan in accordance with the same eligibility requirements. The Flagstar Thrift Plan Committee and the Plan Administrator control and manage the operation and administration of the Plan. NationsBank serves as the Trustee of the Plan.

    Effective June 17, 1994, (the Transition Date ), IM Vending Inc., Canteen Corporation and the subsidiaries of Canteen Corporation (collectively, the Canteen Group ) were sold to an entity outside of the Flagstar Corporation controlled group. Effective May 6, 1994, employees classified as Canteen Group employees were no longer eligible to become participants in the plan. Effective as of the Transition Date and thereafter, the Canteen Group is not a Plan Sponsor or participating employer under the plan and active employees of the Canteen Group as of the Transition Date were not permitted to make contributions under the plan or eligible to receive employer contributions under the plan. In accordance with the Plan provisions, Canteen Group employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the Transition Date, receive distribution of the Pre-Tax Account when he or she separates from service with the Canteen Group, or postpone distribution of the account if their account balance did not exceed $3,500 as of the Transition Date. At December 31, 1994, Canteen employee participant account balances included in the net assets available for benefits of the Plan were approximately $17,535,859.

    Effective November 30, 1994, employees classified as TW Rec employees were no longer eligible to become participants in the plan.

b. Contributions and Withdrawals - Pre-tax contribution deductions are limited to 10% of eligible compensation, or $9,240 in 1994, $8,994 in 1993, and $8,728 in 1992,
    whichever is less. After-tax contributions are limited to 10% of each employee's eligible compensation, however, no after-tax contribution can be made by an employee in any month in which the employee makes a pre-tax contribution. The Company contributes an amount equal to 25% of each participating employee's after-tax contributions, and 25% of employee pre-tax contributions up to 6% of such employee's compensation, plus 75% of the first $500 per year of employee pre-tax contributions.

    Participating employees may elect to have their contributions initially invested 100% (except the Company Stock Fund as described below) in any one, or in multiples of 25% in up to any four, of the following: Company Stock Fund, U. S. Government Bond Fund, one or more available mutual funds and trust funds of equity securities (both called Equity Funds), and an Interest Fund which consists of insurance contracts and government obligations that provide fixed interest rates on the Fund investments. In no event may more than 25% of the participating employees contribution for any pay period be invested in the Company's common stock. Employees may at any time, but only once in any one calendar quarter, direct certain transfers of investments arising from their contributions in prior years. A participating employee, however, may not transfer amounts to the Company Stock fund to exceed 25% of his or her total investment in the Plan.

    Contributions to the Plan are not taxable to a participant when contributed. Similarly, the earnings on the participant's accounts are not taxable when earned.
    However, any withdrawal from the Plan is taxable to the participant's in the year of the withdrawal.

c. Vesting and Participant Accounts - All company contributions vest immediately to the employees. A separate account is maintained for each Plan participant. The account balances for Plan participants are adjusted periodically as follows:

         a) Monthly for contributions and participant withdrawals.

         b) Monthly for a pro rata share of income, gains and losses on investments and expenses, determined by the relative percentage of the participant's average account balance in comparison to the total average account balance of all participants' accounts.

d. Termination - Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, each participant automatically becomes fully vested to the extent of the balance in the participant's separate account after reflection of the fund's activity to the date of such termination.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. Basis of Accounting - The financial statements of the Plan are presented on the accrual basis of accounting.

    b. Investment Valuation - Investments in marketable equity securities, mutual equity funds, and debt securities are carried at market values as determined by published market prices. Investments in insurance contracts and synthetic insurance contracts are valued at contract value, which represents contributions made under the contract, plus interest earned, less withdrawals and administrative expenses.

         Synthetic insurance contracts operate similarly to other guaranteed investment contracts except that the assets are placed in a trust (with ownership by the plan) rather than a separate account of the issuer and a financially responsible third party (i.e. an insurance company) issues a wrapper contract that provides that participants can, and must, execute plan transactions at contract value.

         In May 1994, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 94-4 Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined-Contribution Pension Plans which requires defined-contribution plans to report investment contracts with fully benefit-responsive features (as defined in the SOP) at contract value and other investment contracts at fair value. The Plan, which will be required to implement this statement at the beginning of the 1995 fiscal year, does not plan to implement this statement prior to the effective date. The impact of this SOP on the Plan's financial statements is not expected to have a material impact on its operations.

    c. Transfers from Other Benefit Plans - During 1993 and 1992 a number of participants in the Denny's, Inc. Profit Sharing Retirement Plan (the Denny's, Inc.
         Plan), became salaried employees of Flagstar
         Corporation, Canteen (through May 6, 1994), or Spartan.

         As a result, the account balances of these participants in the Denny's, Inc. Plan were transferred to the Plan.

    d. Administrative Expenses - Administrative expenses of the Plan are paid by the Plan and allocated to participant accounts.

    e. Benefits Payable - In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, Audits of
         Employee Benefit Plans.   The new guidance requires
         that benefits payable to persons who have withdrawn from participation in a deferred contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. As of December 31, 1994 and 1993, benefits of $ 15,381,241 and $1,229,729, respectively, were due to participants who have withdrawn from participation in the Plan (including balances of employees of Canteen who have elected to withdraw their balances in the Plan - see
         Note 1).

    f. Cash and Cash Equivalents - The Plan considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents typically represent money market funds.

3.  PARTICIPANT LOANS

         Participants may borrow up to the lesser of 50% of the vested portion of their account balance, or the amount of $50,000 less the highest outstanding loan balance during the prior 12 month period. The minimum loan amount is $1,000 and each employee can have only one loan outstanding at any time. The Plan documents indicate that a reasonable borrowing rate will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participants salary. If an employee who has a loan outstanding terminates employment, no benefits will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 1994 have a range of interest rates from 6.0% to 9.0%.

4.  PARTICIPANTS

    As of December 31, 1994, 1993, and 1992 there were approximately 2,600, 4,400, and 4,200 participants, respectively, in the plan out of the total eligible participants of approximately 3,400, 7,700 and 7,200.


5.  INVESTMENTS EXCEEDING 5% OF NET ASSETS

The Plan's investments which exceeded 5% of net assets available for benefits as of December 31, 1994 and 1993 are as follows:


                                         1994            1993
                                       Carrying        Carrying
Description                              Value          Value
Interest Fund: Insurance Contract

  Great West Life Assurance Co.
  9.20% due April 30, 1996             $ 3,718,799    $ 5,108,241
  Mutual Life Insurance Co. Of NY
  9.72% due April 30, 1995               5,983,113      5,453,137
  New York Life Insurance Co.
  7.35% due May 7, 1997                  7,154,051      6,685,146
  Principal Mutual Life Insurance Co.
  9.72% due April 30, 1996               7,752,066      7,072,307
  People's Security Life Insurance
  5.9346% due April 30, 1998             9,359,310      5,221,136
  Hartford Life Insurance Company
  8.50% due April 30, 1997                     ---      8,703,946

Mutual Funds:
  Vanguard Explorer Equity Fund, Inc.    5,637,577      4,713,297
  Dreyfus Equity Fund, Inc.             12,060,887     12,578,236



6.  NET (DEPRECIATION)/APPRECIATION IN FAIR VALUE OF INVESTMENTS

          The net (depreciation) appreciation including investments bought, sold and held by type of security, during the years ended December 31, 1994, 1993, and 1992 is summarized as follows:

                                    1994              1993           1992
Flagstar Companies, Inc.
 Common Stock                     $   (858,863)   $(3,110,586)   $ 1,228,757
Government Bond Fund                  (467,398)            50        (17,721)
Vanguard Explorer Fund                (227,383)       105,075        412,752
Dreyfus Equity Fund                 (1,145,824)      (140,270)       141,871
Interest Fund-insurance contracts       68,729         78,371            ---
                                  $ (2,630,739)   $(3,067,360)   $ 1,765,659

                                        13


7.   FUND INFORMATION

     Participant contributions, employer contributions, distributions to participants and investment income by fund are as follows for the year ended December 31, 1994:

     Participant Contributions:
     Flagstar Companies, Inc. Common Stock         $   583,071
     Government Bond fund                              505,080
     Dreyfus Equity Fund                               931,059
     Vanguard Explorer Fund                            506,638
     Interest Fund                                   1,947,920
     Total                                         $ 4,473,768

     Employer Contributions:

     Flagstar Companies, Inc. Common Stock         $   270,122
     Government Bond Fund                              241,004
     Dreyfus Equity Fund                               436,794
     Vanguard Explorer Fund                            195,736
     Interest Fund                                     904,939
     Total                                         $ 2,048,595

     Distribution to Participants:

     Flagstar Companies, Inc. Common stock        $    515,421
     Government Bond fund                              992,150
     Dreyfus Equity Fund                             2,206,113
     Vanguard Explorer Fund                            783,351
     Interest Fund                                   7,486,326
     Total                                        $ 11,983,361

     Investment Income/Dividends:

     Flagstar Companies, Inc. Common Stock        $      5,475
     Government Bond Fund                              313,414
     Dreyfus Equity Fund                               545,106
     Vanguard Explorer Fund                            326,985
     Interest Fund                                   3,729,942
     Loans to Participants                              29,073
     Total                                        $  4,949,995


8.   TAX STATUS

     The Plan obtained its latest determination letter on July 6, 1988, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.


FLAGSTAR THRIFT PLAN

IRS FORM 5500, ITEM 27a
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AS OF DECEMBER 31, 1994





                                Shares,
                                Units or
                                Par                               Carrying
Description                     Value             Cost             Value

Flagstar Companies, Inc.
  Common Stock                   382,137     $ 6,004,890       $2,674,956

United States Government Notes
 and Bonds:
 7.00% due April 14, 1999        500,000         500,781          484,530
 6.75% due May 31, 1997          500,000         503,125          488,830
 8.625% due October 15, 1995     300,000         301,784          303,186
 7.875% due July 15, 1996        300,000         298,219          301,218
 8.00% due August 15, 1999       200,000         210,313          201,156
 8.00% due January 15, 1997      200,000         211,813          201,032
 7.875% due January 15, 1998     300,000         315,750          300,375
 6.375% due July 15, 1999        250,000         261,953          236,210
 6.00% due November 30, 1997     250,000         258,984          238,398
 5.125% due March 31, 1998       250,000         249,570          230,860
 5.50% due April 15, 2000        250,000         249,023          224,882
                                               3,361,315        3,210,677
NationsBank Short-Intermediate
 Government Fund                 489,922       2,028,472        1,920,493

  Total                                        5,389,787        5,131,170

Mutual Funds:
  Dreyfus Equity Fund         1,010,971      11,254,430       12,060,887
  Vanguard Explorer Fund        131,535       3,951,775        5,637,577
  Total                                      15,206,205       17,698,464

                                        16



FLAGSTAR THRIFT PLAN

IRS FORM 5500, ITEM 27a
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AS OF DECEMBER 31, 1994

                                                  CONTRACT
DESCRIPTION                        COST           VALUE

Interest Fund:
Insurance contracts:
 Great West Life Assurance Co.
 9.20% due April 30, 1996            3,718,799         3,718,799
 Mutual Life Insurance Co. Of NY
 9.72% due April 30, 1995            5,983,113         5,983,113
 New York Life Insurance Co.
 7.35% due May 7, 1997               7,154,051         7,154,051
 Principal Mutual Life Ins. Co.
 9.00% due April 30, 1996            1,652,745         1,652,745
 Principal Mutual Life Ins. Co.
 9.72% due April 30, 1996            7,752,066         7,752,066
                                    26,260,774        26,260,774

Synthetic Insurance Contract:
 People's Security Life Insurance
 5.9346% due April 30, 1998
 US Government and Agency
    Issuances                        7,541,136           7,388,162
 Asset Backed Securities               829,651             817,912
 Wrapper Contract                      988,523           1,153,236
                                     9,359,310           9,359,310

Total                               35,620,084          35,620,084

Loans to participants                2,021,267           2,021,267 (1)

Total Investments                 $ 64,242,233         $63,145,941


(1) Represents estimated fair value of loans to participants.

                                        17


FLAGSTAR THRIFT PLAN

IRS FORM 5500, ITEM 27d
SCHEDULE OF REPORTABLE TRANSACTIONS (SINGLE TRANSACTIONS)
FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                  Realized
Description of Security  Purchase/Sale  Cost         Proceeds     Gain(Loss)

Nations Prime Fund
Trust A Shares (*)       Purchase       $4,301,201       ---          ---

Hartford Life Insurance
 Company
8.50% due April 30, 1997 Sale            9,306,369 $9,306,369         ---

Nations Prime Fund
Trust A Shares (*)       Purchase        9,436,568        ---         ---


(*) Represent Cash Equivalents of the Plan.

                                        18



FLAGSTAR THRIFT PLAN

IRS FORM 5500, ITEM 27d
SCHEDULE OF REPORTABLE TRANSACTIONS (SERIES OF TRANSACTIONS)
FOR THE YEAR ENDED DECEMBER 31, 1994

                             Number of
                           Transactions        Dollar Value         Realized
Description of Security  Purchases   Sales  Purchases    Sales      Gain(Loss)

Nations Prime Fund
Trust A Shares (*)          38         49  $16,723,224  $5,931,693       ---

Hartford Life Insurance
 Company
8.50% due April 30, 1997    --          1          ---   9,306,369       ---





(*) Represent Cash Equivalents of the Plan.

                                        19

     DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN
     Financial Statements at December 31, 1994 and 1993 and for each of the Three Years in the Period Ended
     December 31, 1994, Supplemental Schedules for the Year Ended December 31, 1994, and Independent
     Auditors' Report.

                                                            FORM 10-K/A



DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN





TABLE OF CONTENTS

                                                               PAGES

INDEPENDENT AUDITORS' REPORT                                     22

FINANCIAL STATEMENTS:
Statements of Net Assets Available for Benefits
 as of December 31, 1994 and 1993                                23

Statements of Changes in Net Assets
 Available for Benefits for the Years
 Ended December 31, 1994, 1993 and 1992                          24

Notes to Financial Statements                                 25-29

SUPPLEMENTAL SCHEDULES:
IRS Form 5500, Item 27a - Schedule of Assets Held
 for Investment Purposes as of December 31, 1994                 30

IRS Form 5500, Item 27d - Schedule of Reportable
 Transactions for the Year Ended December 31, 1994            31-32


Schedules required under the Employee Retirement Income Security Act of 1974, other than the schedules listed above, are omitted due to the absence of conditions under which such schedules are required.

INDEPENDENT AUDITOR'S REPORT
The Administrative Committee
Denny's, Inc. Profit Sharing Retirement Plan:
We have audited the accompanying statements of net assets available for benefits of Denny's, Inc. Profit Sharing Retirement Plan as of December 31, 1994 and 1993, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and 1993, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1993 the Plan changed its method of accounting for benefits payable to participants who have withdrawn from participation in the Plan.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1994 financial statement and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP


Greenville, South Carolina
June 21, 1995


DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
AS OF DECEMBER 31, 1994 AND 1993

                                           1994                     1993

ASSETS:
Investments:
  Interest fund - insurance contracts  $68,681,662              $70,647,246
  Dreyfus Equity Fund                    7,488,243                7,983,084
  Vanguard Explorer Fund                 3,980,232                3,520,953
  Flagstar Companies, Inc. Common Stock  2,627,754                3,157,210

Total Investments                       82,777,891               85,308,493

Receivables:
  Employer's contribution                  188,476                  283,015
  Participants' contributions              397,874                  275,427
  Accrued interest                          30,661                    7,199

Total Receivables                          617,011                  565,641

Cash and cash equivalents                4,509,650                6,188,914

TOTAL ASSETS                            87,904,552               92,063,048

LESS-LIABILITIES

Accrued liabilities                         77,650                  158,083

TOTAL LIABILITIES                           77,650                  158,083

NET ASSETS AVAILABLE FOR BENEFITS      $87,826,902              $91,904,965




















See notes to financial statements.

                                        23





DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

Statements of Changes in Net Assets Available for Benefits
For the Years Ended December 31, 1994, 1993, and 1992

                                           1994                  1993             1992

Increase in net assets:

INVESTMENT INCOME:
Net (depreciation) appreciation in
  fair value of investments (Note 4) $  (1,792,198)        $ (3,120,431)      $ 1,633,390
Interest Income                          4,118,730            5,026,877         5,737,496
Dividend income                            591,098              944,907           347,419
         Investment income, net          2,917,630            2,851,353         7,718,305

CONTRIBUTIONS:
Employer                                 2,848,715            3,146,775         3,023,131
Participants                             7,375,619            8,005,818         8,115,638
         Total contributions            10,224,334           11,152,593        11,138,769
TOTAL INCREASE IN NET ASSETS            13,141,964           14,003,946        18,857,074

Decrease in net assets:

DISTRIBUTIONS TO PARTICIPANTS          (16,923,299)         (13,508,687)      (17,241,872)

TRANSFERS TO FLAGSTAR THRIFT PLAN              ---               (5,369)       (1,632,537)

ADMINISTRATIVE EXPENSES                   (296,728)            (400,960)         (414,499)

TOTAL DECREASE IN NET ASSETS           (17,220,027)         (13,915,016)      (19,288,908)

NET INCREASE(DECREASE)IN NET ASSETS
 BEFORE CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE                (4,078,063)              88,930          (431,834)

CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                          ---            1,895,401               ---
NET INCREASE(DECREASE) IN NET ASSETS    (4,078,063)           1,984,331          (431,834)

NET ASSETS AVAILABLE FOR BENEFITS,
 BEGINNING OF YEAR                      91,904,965           89,920,634        90,352,468

NET ASSETS AVAILABLE FOR BENEFITS,
 END OF YEAR                          $ 87,826,902         $ 91,904,965       $89,920,634



See notes to financial statements.

                                        24


DENNY'S INC. PROFIT SHARING RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994

     1.  DESCRIPTION OF PLAN

         The following description of the Denny's, Inc. Profit Sharing Retirement Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

         a. General - The Denny's, Inc. Profit Sharing Retirement Plan (the "Plan") is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974, to which member employees contribute 1% to 15% of their salaries on a weekly basis, with annual limitations of $9,240 in 1994, $8,994 in 1993, and $8,728 in 1992. Any United States employee of Denny's, Inc. (the "Company") and its domestic subsidiaries who has attained age 21 and who has completed twelve months of service with the Company, is eligible to participate in the Plan. The Denny's, Inc. Profit Sharing Retirement Plan Committee and the Plan Administrator control and manage the operation and administration of the Plan. NationsBank serves as the trustee of the Plan.

         b. Contributions and Withdrawals - Pre-tax contribution deductions are limited to 15% of eligible compensation, or $9,240 in 1994, $8,994 in 1993, and $8,728 in 1992, whichever is less. The Company's contributions to the Plan match employee contributions up to the first 3% of each employee's salary at the rate of $1.00 for each employee dollar contributed (net of forfeitures). These Company contributions are made to the Plan monthly and are invested to mirror the employee election.

              Contributions to the Plan can be invested in any combination of four funds chosen by the participants: Employee Income Fund, Employee Dreyfus Fund, Employee Explorer Fund, and Flagstar Companies Employee Stock Fund. Contributions are temporarily invested in short-term money market deposits and/or commercial paper until employee elections are executed. The Employee Income Fund consists of insurance contracts that provide fixed interest rates on the Fund investments. The Dreyfus Equity Fund and Explorer Equity Fund are mutual equity funds that provide dividends and gains/losses as the market fluctuates. The Flagstar Companies Employee Stock Fund is invested in Flagstar Companies, Inc. common stock which also generates gains/losses as the market fluctuates but in no event may more than 25% of the participating employees contribution for any pay period be invested in the Company's common stock. Participants may change or transfer their investment options quarterly. A participating employee, however, may not transfer amounts to the Company stock fund to exceed 25% of his or her total investment in the plan.

              Contributions to the Plan are not taxable to a participant when contributed. Similarly, the earnings on the participant's accounts are not taxable when earned. However, any withdrawal from the Plan is taxable to the participant in the year of the withdrawal.

         c. Vesting and Participant Accounts - A participant's contributions and earnings on those contributions are immediately vested. Vesting in the Company contributions to their accounts become 100% vested upon completion of five years of credited service.

              A separate account is maintained for each Plan participant. The account balances for Plan participants are adjusted periodically as follows:

              a) Monthly for contributions and participant withdrawls.
              b) Monthly for a pro rata share of income, gains and losses on investments and expenses, determined by the relative percentage of the participant's average account balance in comparison to the total average account balance of all participants' accounts. Forfeited balances of terminated participants' nonvested accounts are used to reduce future Company contributions.

         d. Termination - Although it has not expressed any intention to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, each participant automatically becomes fully vested to the extent of the balance in the participant's separate account after reflection of the fund's activity to the date of such termination.

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Accounting - The financial statements of the Plan are presented on the accrual basis of accounting.

         b. Investment Valuation - Investments in insurance contracts and synthetic insurance contracts are valued at contract value, which represents contributions made under the contract, plus interest earned, less withdrawals and administrative expenses.
              Investments in money market deposits and commercial paper are carried at cost, which approximates market. Investments in marketable equity securities and mutual equity funds are carried at their quoted market price as of the valuation date.

              Synthetic insurance contracts operate similarly to other guaranteed investment contracts except that the assets are placed in a trust (with ownership by the plan) rather than a separate account of the issuer and a financially responsible third party (i.e. an insurance company) issues a "wrapper" contract that provides that participants can, and must, execute plan transactions at contract value.

              In May 1994, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 94-4 "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined-Contribution Pension Plans" which requires defined-contribution plans to report investment contracts with fully benefit-responsive features (as defined in the SOP) at contract value and other investment contracts at fair value. The Plan, which will be required to implement this statement at the beginning of the 1995 fiscal year, does not plan to implement this statement prior to the effective date. The impact of this SOP on the Plan's financial statements is not expected to have a material impact on its operations.

           c. Transfers to Other Benefit Plan - During 1993 and 1992 a number of Denny's Inc. employees who were participants in the Plan became employees of Flagstar Corporation, Canteen Corporation or Flagstar Systems, Inc. As a result, the account balances of these participants were transferred to the Thrift Plan for NonContract Employees of Flagstar Corporation.

           d. Administrative Expenses - Administrative expenses of the Plan are paid by the Plan and allocated to participant accounts.

           e. Benefits Payable - In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, "Audits of Employee Benefit Plans." The new guidance requires that benefits payable to persons who have withdrawn from participation in a deferred contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. As of December 31, 1994 and 1993, benefits of $2,354,198 and $2,391,791, respectively, were due to participants who have withdrawn from participation in the Plan.

           f. Cash and Cash Equivalents - The Plan considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents typically represent money market funds.


3.     INVESTMENTS EXCEEDING 5% OF NET ASSETS AVAILABLE FOR BENEFITS

      The Plan's investments which exceeded 5% of net assets available for benefits as of
      December 31, 1994 and 1993 are as follows:


Interest Fund:  Insurance Contracts                 1994                 1993
                                               Carrying Value      Carrying Value
Amber Synthetic
5.50%                                            $21,098,174                  -
John Hancock Mutual Life Ins. Co.
4.87% due 12/31/96                                16,655,190         $15,873,128
Lehmann Government Sec. Ins.
5.85% due 6/30/95                                  4,591,262           4,358,549
John Hancock Mutual Life Ins. Co.
5.35% due 12/31/97                                 8,424,390                  -
Metropolitan Life Ins. Co. - Proceeds
  from redeemed/matured insurance
  contracts which were reinvested in
  insurance contracts subsequent to
  December 31, 1994                               10,286,429          13,789,927
IDS Life Insurance Company
8.25% due 1/4/94                                          -           26,452,735

Mutual Funds - Dreyfus Equity Fund                 7,488,243           7,983,084

                                        27




4. NET (DEPRECIATION)/APPRECIATION IN FAIR VALUE OF INVESTMENTS

The net (depreciation) appreciation including investments bought, sold and held, by type of security, during the years ended December 31, 1994, 1993 and 1992 is summarized as follows:

                                 1994           1993          1992

Flagstar Companies, Inc.
   Common Stock             $  (878,768)   $(2,886,509)   $1,320,399
   Vanguard Explorer Fund      (189,114)       (32,403)      249,723
   Dreyfus Equity Fund         (724,316)      (201,519)       63,268
                            $(1,792,198)   $(3,120,431)   $1,633,390


Effective July 16, 1991, the State of New Jersey assumed control of Mutual Benefit Life Insurance Company, Inc. (Mutual), as a result of approximately $1,000,000,000 in policy surrenders during the period immediately preceding the seizure. The Plan's investment in an insurance contract with Mutual as of December 31, 1994, including accrued interest totaled approximately $2.0 million. The contract was scheduled to mature on December 31, 1991, however, Plan management received correspondence from Mutual indicating that due to the State of New Jersey's seizure of control and the severe restrictions placed on withdrawals, they would not be able to release the scheduled maturity payment on the Plan's contract. A rehabilitation plan, proposed by an industry consortium, was approved by the Superior Court of New Jersey in November 1993. Under such plan, mutual contract holders can continue to participate in the contracts, in which case such holders will receive a reduced interest rate and extended maturity through December 2003, or accept a current maturity value at 55% of the contract value. Management intends to hold this contract to the extended maturity date; therefore, no reduction in carrying value has been recorded.


5. FUND INFORMATION

   Participant contributions, employer contributions, distributions to participants and investment income/dividends by fund are as follows for the year ended December 31, 1994:

   Participant Contributions:

   Interest Fund                              $  4,219,749
   Dreyfus Equity Fund                           1,408,380
   Vanguard Explorer Fund                          795,678
   Flagstar Companies, Inc. common stock           951,812

   Total                                      $  7,375,619

   Employer Contributions:

   Interest Fund                              $  1,728,563
   Dreyfus Equity Fund                             495,829
   Vanguard Explorer Fund                          260,323
   Flagstar Companies, Inc. common stock           364,000

   Total                                      $  2,848,715




   Distributions to Participants:

   Interest Fund                              $ 13,618,549
   Dreyfus Equity Fund                           1,650,613
   Vanguard Explorer Fund                          905,970
   Flagstar Companies, Inc. common stock           748,167

   Total                                      $ 16,923,299


   Investment Income/Dividends:

   Interest Fund                              $  4,125,760
   Dreyfus Equity Fund                             367,043
   Vanguard Explorer Fund                          213,593
   Flagstar Companies, Inc. common stock             3,432

   Total                                      $  4,709,828




6. PARTICIPANTS

   As of December 31, 1994, 1993, and 1992 there were approximately 8,300, 9,000 and 8,600 participants, respectively in the Plan out of the total eligible participants of approximately 22,400, 24,300 and 24,200, respectively.

7. TAX STATUS

   The Plan obtained its latest determination letter on July 19, 1985, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.


DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN


IRS FORM 5500, ITEM 27a
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AS OF DECEMBER 31, 1994

                                       Shares,
                                       Units or                     Carrying
Description                            Par Value      Cost           Value
Flagstar Companies, Inc.
  Common Stock                          375,393   $ 5,497,004    $ 2,627,754

Mutual Funds:
  Dreyfus Equity Fund                   627,682     7,774,840      7,488,243
  Vanguard Explorer Equity Fund          92,866     3,670,122      3,980,232
  Total                                            11,444,962     11,468,475

Interest Fund:
  Insurance Contracts:
    John Hancock Mutual Life Ins. Co.
      4.87% due 12/31/96                           16,655,190     16,655,190
    Allstate Life Ins. Co.
      6.95% due 1/2/97                              4,023,596      4,023,596
    John Hancock Mutual Life Ins. Co.
      5.35% due 12/31/97                            8,424,390      8,424,390
    Mutual Benefit Life
      11.25% due 12/31/91                           1,995,109      1,995,109
    IDS Life Insurance Company
      6.10% due 8/24/95                             1,607,512      1,607,512
    Metropolitan Life Ins. Co.-Proceeds
      from redeemed/matured insurance
      contracts which were reinvested in
      insurance contracts subsequent to
      December 31, 1994                            10,286,429     10,286,429
     Total                                         42,992,226     42,992,226

  Synthetic Insurance Contracts:
    Amber Synthetic
      5.50%
      U. S. Government and Agency Issuances        18,339,173     17,620,929
      Asset Backed Securities                         702,141        697,087
      Corporate Bonds                                 908,058        874,403
      Wrapper Contract                              1,148,802      1,905,755
    Lehmann Government Sec. Inc.
      5.85% due 6/30/95
      Asset Backed Securities                       4,480,669      4,669,814
      Wrapper contract                                110,593        (78,552)
          Total                                    25,689,436     25,689,436

TOTAL INVESTMENTS                                 $85,623,628    $82,777,891





DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

IRS FORM 5500, ITEM 27d
SCHEDULE OF REPORTABLE TRANSACTIONS (SINGLE TRANSACTIONS)
FOR THE YEAR ENDED DECEMBER 31, 1994


Description of Security       Purchase/Sale  Cost           Proceeds        Gain(Loss)

John Hancock Mutual Life
 Insurance Co.
 5.35% due 12/31/97           Purchase     $8,000,000

IDS Life Insurance Co.
 8.25% due 1/4/94             Sale         24,101,125     $24,101,125















DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

IRS FORM 5500, ITEM 27d
SCHEDULE OF REPORTABLE TRANSACTIONS (SERIES OF TRANSACTIONS)
FOR THE YEAR ENDED DECEMBER 31, 1994


                                                       Transactions                  Dollar Value
Description of Security       Purchases      Sales     Purchases      Sales          Gain(Loss)
John Hancock Mutual Life Ins. Co.
5.35% due 12/31/97               13            ---     $8,424,390      ---                ---

Metropolitan Life Ins. Co.
6.00% due 12/12/12               --             18      8,350,630      ---                ---

IDS Life Insurance Co.           --              3            ---     $26,479,330         ---
8.25% due 1/4/94

Nations Prime Portfolio
Trust A Shares (*)               47             36      8,260,973       9,850,648         ---



(*) Represents cash equivalents of the Plan.

                                        32


                                                           FORM 10-K/A

                                                           EXHIBIT 23.1
INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-35098 and 33-35099 of Flagstar Companies, Inc. (formerly TW Holdings, inc.) on Form S-8 of our reports dated June 21, 1995 appearing in this Annual Report on Form 11-K of the Flagstar Thrift Plan (formerly the Thrift Plan for Noncontract Employees of TW Services, Inc.) and the Denny's, Inc. Profit Sharing Retirement Plan for the year ended December 31, 1994.

DELOITTE & TOUCHE LLP
GREENVILLE, SOUTH CAROLINA
JUNE 29, 1995