Form 10-K
period 1995-12-31
FLAGSTAR COMPANIES INC
filed 1996-03-29
CIK 852772

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                to
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

      Registrant's telephone number, including area code: (864) 597-8000.
          Securities registered pursuant to Section 12(b) of the Act:

                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS         WHICH REGISTERED
        None                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          $.50 Par Value, Common Stock
                                 TITLE OF CLASS
  $.10 Par Value, $2.25 Series A Cumulative Convertible Exchangeable Preferred
                                     Stock
                                 TITLE OF CLASS
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X               No
    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $74,818,531 based upon the closing sales price of registrant's Common Stock on March 7, 1996 of $3.88 per share.
    As of March 7, 1996, 42,434,606 shares of registrant's Common Stock, $.50 par value per share, were outstanding.
    DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 1996, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

                                                                                                                        PAGE
PART I
Item 1.     Business...................................................................................................    1
Item 2.     Properties.................................................................................................    9
Item 3.     Legal Proceedings..........................................................................................   10
Item 4.     Submission of Matters to a Vote of Security Holders........................................................   11
PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......................................   12
Item 6.     Selected Financial Data....................................................................................   12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......................   13
Item 8.     Financial Statements and Supplementary Data................................................................   19
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................   20
PART III
Item 10.    Directors and Executive Officers of the Registrant.........................................................   20
Item 11.    Executive Compensation.....................................................................................   20
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................................   20
Item 13.    Certain Relationships and Related Transactions.............................................................   20
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................   25
INDEX TO FINANCIAL STATEMENTS..........................................................................................  F-1
SIGNATURES.............................................................................................................

                                     PART I
ITEM 1. BUSINESS
INTRODUCTION
     Flagstar Companies, Inc. ("FCI"), through its wholly-owned subsidiary Flagstar Corporation ("Flagstar"), is one of the largest restaurant companies in the United States, operating (directly and through franchisees) more than 2,500 moderately priced restaurants.
     Flagstar's restaurant operations are conducted through four chains or concepts. Denny's is the nation's largest chain of family-oriented full service restaurants, with over 1,500 units in 49 states, Puerto Rico, and four foreign countries, including 508 in California and Florida. According to an independent survey conducted in 1995, Denny's has the leading share of the national market in the family segment. Hardee's is a chain of quick-service restaurants of which Flagstar, with 593 units located primarily in the Southeast, is the largest franchisee. Although specializing in sandwiches, Flagstar's Hardee's restaurants serve fresh fried chicken and offer a breakfast menu that accounts for approximately 42% of total sales and features the chain's famous "made-from-scratch" biscuits. Quincy's, with more than 200 locations, is one of the largest chains of family steakhouse restaurants in the southeastern United States, offering steak, chicken and seafood entrees as well as a buffet food bar, called the "Country Sideboard." A weekend breakfast buffet is available at most Quincy's locations. Flagstar also operates El Pollo Loco, a chain of 217 quick-service restaurants featuring flame-broiled chicken and steak products and related Mexican food items, with a strong regional presence in California.
     Although operating in two distinct segments of the restaurant industry -- full-service and quick-service -- the Company's restaurants benefit from a single management strategy that emphasizes superior value and quality, friendly and attentive service and appealing facilities. During the past year, Flagstar remodeled 333 of its Company-owned restaurants and added a net of seven (both franchised and Company-owned) new restaurants to its chains (reflecting an increase of 82 franchised and international units offsetting a 75 unit decline in Company-owned restaurants).
     FCI is a holding company that was organized in Delaware in 1988 in order to effect the acquisition of Flagstar in 1989. On November 16, 1992, FCI and Flagstar consummated the principal elements of a recapitalization (the "Recapitalization"), which included, among other things, an equity investment by TW Associates, L.P. ("TW Associates") and KKR Partners II, L.P. ("KKR Partners II") (collectively, "Associates"), partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR"). As a result of such transactions, Associates acquired control of FCI and Flagstar. Prior to June 16, 1993, FCI and Flagstar had been known, respectively, as TW Holdings, Inc. and TW Services, Inc. As used herein, the term "Company" includes FCI, Flagstar and its subsidiaries, except as the context otherwise requires.
     As a result of the 1989 acquisition of Flagstar, the Company became and remains very highly leveraged. While the Company's cash flows have been, and are expected to continue to be, sufficient to cover interest costs, operating results since the acquisition in 1989 have fallen short of expectations. Such shortfalls have resulted from negative operating trends which are due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. In the fourth quarter of 1993, management determined that the most likely projections of future results were those based on the assumption that these historical operating trends of each of the Company's restaurant concepts and of its now sold food and vending business would continue, and that such projected financial results of the Company would not support the carrying value of the remaining balance of goodwill and certain other intangible assets. Accordingly, such balances were written-off during 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 to the Consolidated Financial Statements for additional information. These operating trends have generally continued through 1995.
RESTAURANTS
     The Company believes its restaurant operations benefit from the diversity of the restaurant concepts represented by its four chains, the strong market positions and consumer recognition enjoyed by each of these chains, the benefits of a centralized support system for purchasing, menu development, human resources, management information systems, site selection, restaurant design and construction, and an aggressive new management team. The Company owns or has rights in all trademarks it believes are material to its restaurant operations. Denny's and Quincy's may benefit from the demographic trend of aging baby boomers and the growing population of elderly persons. The largest percentage of "family style" customers comes from the 35 and up age group. The Company expects its chain of Hardee's restaurants to maintain a strong market position in the Southeast.
                                       1

     During the fourth quarter of 1993, the Company approved a restructuring plan for its restaurant concepts which included the following key features: (1) the identification of units for sale, closure or conversion to another concept;
(2) changes to the field management structure to eliminate a layer of management and increase the regional managers' "span of control"; and (3) consolidation of certain Company operations and elimination of overhead positions in the field and in certain of its corporate functions. The restructuring charge reflected in the Company's 1993 Consolidated Financial Statements consisted primarily of the write-down in the carrying value of assets referred to in (1) above and severance and relocation costs associated with (2) and (3) above. As of December 31, 1995, the Company had closed or sold 69 restaurant units referred to in (1) above and intends to close or dispose of an additional 17 units generally in 1996. Management intends to operate the remaining units. As of December 31, 1995, substantially all of the incremental changes relating to (2) and (3) above had been completed. During 1995, the Company identified 36 underperforming units for sale or closure generally during 1996. The carrying value of these units have been written-down to estimated fair value based on sales of similar units or other estimates of selling price, less cost to sell. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 2, and 3 to the Consolidated Financial Statements for additional information.
  DENNY'S

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        1991      1992      1993      1994
Operating Units (end of year)
  Owned/operated....................................................................      996     1,013     1,024       978
  Franchised........................................................................      330       382       431       512
  International.....................................................................       65        65        59        58
Revenues (in millions) (1)..........................................................   $1,429    $1,449    $1,546    $1,548
Operating Income (Loss) (in millions) (1)...........................................   $  128    $  130    $ (625)(2) $  123
Depreciation and Amortization (in millions) (1).....................................   $   75    $   82    $   88    $   68
Average Unit Sales (in thousands)
  Owned/operated....................................................................   $1,232    $1,231    $1,233    $1,248
  Franchised........................................................................   $1,040    $1,065    $1,057    $1,060
Average Check (4)...................................................................   $ 4.37    $ 4.56    $ 4.76    $ 4.75

                                                                                       1995
Operating Units (end of year)
  Owned/operated....................................................................     933
  Franchised........................................................................     596
  International.....................................................................      24
Revenues (in millions) (1)..........................................................  $1,491
Operating Income (Loss) (in millions) (1)...........................................  $   97(3)
Depreciation and Amortization (in millions) (1).....................................  $   70
Average Unit Sales (in thousands)
  Owned/operated....................................................................  $1,283
  Franchised........................................................................  $1,086
Average Check (4)...................................................................  $ 4.86

(1) Includes distribution and processing operations. The distribution operations were sold September 8, 1995.
(2) Operating income reflects the write-off of goodwill and certain other intangible assets and the provision for restructuring charges of $716 million for the year ended December 31, 1993. For a discussion of the write-off and restructuring and the reasons therefor, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 to the Consolidated Financial Statements.
(3) Operating income reflects a provision for restructuring of $5 million and a charge for impaired assets of $24 million for the year ended December 31, 1995. For a discussion of the provision for restructuring and charge for impaired assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 2 to the Consolidated Financial Statements.
(4) Amount is calculated on an average unit sales basis for owned/operated units.
     Denny's is the largest full-service family restaurant chain in the United States in terms of both number of units and total revenues and, according to an independent survey conducted in 1995 by Consumer Reports on Eating Share Trends (CREST), an industry market research firm, Denny's has the leading share of the national market in the family segment. Denny's restaurants currently operate in 49 states, Puerto Rico, and four foreign countries, with principal concentrations in California, Florida, Texas, Arizona, Washington, Ohio, Illinois, and Pennsylvania. Denny's restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service to a broad spectrum of customers. The restaurants generally are open 24 hours a day, seven days a week. All Denny's restaurants have uniform menus (with some regional and seasonal variations) offering traditional family fare (including breakfast, steaks, seafood, hamburgers, chicken and sandwiches) and provide both counter and table service for breakfast, lunch and dinner as well as a "late night" menu.
     The Company acquired the Denny's chain in September 1987. Since the acquisition, the Company has reduced corporate level overhead (including through the relocation of key operating personnel to the Company's Spartanburg, South Carolina headquarters), accelerated Denny's remodeling program, added point-of-sale ("POS") systems to the chain's restaurants, simplified the menu and created new advertising and marketing programs.
     In 1994, the Company began to implement a "reimaging" strategy intended to result in a fundamental change in the competitive positioning of Denny's. This reimaging strategy involved all restaurants within a market area and included an updated exterior look, new signage, an improved interior layout with more comfortable seating and enhanced lighting. Reimaging also included a new menu, new menu offerings, new uniforms, and enhanced dessert offerings, including in
                                       2
some markets Baskin-Robbins(Register mark) ice cream. The Company completed the reimaging of 306 restaurant units during 1994 and 1995. During 1995 management curtailed the efforts of its reimaging program in order to focus its attention on programs specifically designed at improving customer service, restaurant efficiency, and value positioning. In 1996, the Company plans to complete limited exterior refurbishments to enhance the curb appeal of the remaining 627 Company-owned restaurants.
     To achieve improvements in customer service and restaurant efficiency, Denny's introduced the "Managing Partners Program" during the fourth quarter of 1995. Under this program, a managing partner will typically have full accountability for three to five restaurants and report directly to the president of Denny's. Managing partners will be compensated for improving customer service and running their restaurants efficiently. This program is expected to provide additional support to the restaurants by flattening the organizational structure and creating more open communications between the restaurants and Denny's senior management.
     The Company's POS system provides hourly sales reports, cash control and marketing data and information regarding product volumes. POS systems provide guest traffic information for labor scheduling, provide information to evaluate more effectively the impact of menu changes on sales, and reduce the paperwork of managers.
     Marketing initiatives in 1996 will focus on the positioning of Denny's as the price value leader within its segment, offering value menus at breakfast and lunch through its tiered menu items priced at $1.99, $2.99, $3.99, and $4.99. The Company rolled-out its value menu system-wide in January 1996. These promotions are designed to capitalize on the strong public recognition of the Denny's name.
     The Company intends to open relatively few Company-owned Denny's restaurants and to expand its franchising efforts in 1996 in order to increase its market share, establish a presence in new areas and further penetrate existing markets. To accelerate the franchise expansion, the Company will identify units to sell to franchisees which are not part of its growth strategy for Company-owned Denny's units. As of December 31, 1995, 15 units have been identified for sale or closure generally during 1996. The field management infrastructures established to serve the existing Denny's system are expected to provide sufficient support for additional units with moderate incremental expense. Expanded franchising also will permit the Company to exploit smaller markets where a franchisee's ties to the local community are advantageous.
     During 1995, the Company added a net of 84 new Denny's franchises, of which 36 units were previously owned by the Company, bringing total franchised units to 596, or 38% of all Denny's restaurants. The initial fee for a single Denny's franchise is $35,000, and the current royalty payment is 4% of gross sales. In 1995, Denny's realized $47.7 million of revenues from franchising. Franchisees also purchase food and supplies from a Company subsidiary.
  HARDEE'S

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        1991      1992      1993      1994
Operating Units (end of year)
  Owned/operated....................................................................      500       528       564       595
Revenues (in millions)..............................................................   $  525    $  607    $  682    $  701
Operating Income (Loss) (in millions)...............................................   $   52    $   72    $ (179)(1) $   76
Depreciation and Amortization (in millions).........................................   $   40    $   44    $   48    $   41
Average Unit Sales (in thousands)
  Owned/operated....................................................................   $1,062    $1,185    $1,255    $1,206
Average Check (3)...................................................................   $ 2.72    $ 2.88    $ 3.09    $ 3.11

                                                                                       1995
Operating Units (end of year)
  Owned/operated....................................................................     593
Revenues (in millions)..............................................................  $  660
Operating Income (Loss) (in millions)...............................................  $    4(2)
Depreciation and Amortization (in millions).........................................  $   42
Average Unit Sales (in thousands)
  Owned/operated....................................................................  $1,104
Average Check (3)...................................................................  $ 3.16

(1) Operating income reflects the write-off of goodwill and certain other intangible assets and the provision for restructuring charges of $260 million for the year ended December 31, 1993. For a discussion of the write-off and restructuring and the reasons therefor, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 to the Consolidated Financial Statements.
(2) Operating income reflects a provision for restructuring of $8 million and a charge for impaired assets of $24 million for the year ended December 31, 1995. For a discussion of the provision for restructuring and charge for impaired assets see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 2 to the Consolidated Financial Statements.
(3) Amount is calculated on an average unit sales basis.
     The Company's Hardee's restaurants are operated under licenses from Hardee's Food Systems, Inc. ("HFS"). The Company is HFS' largest franchisee, operating 17% of Hardee's restaurants nationwide. HFS is the fifth largest sandwich chain in the United States based on national systemwide sales. Of the 593 Hardee's restaurants operated by the Company at December 31, 1995, 572 were located in ten southeastern states. The Company's Hardee's restaurants provide uniform menus in a quick-service format targeted to a broad spectrum of customers. The restaurants offer hamburgers, chicken,
                                       3
roast beef and fish sandwiches, hot dogs, salads and low-fat yogurt, as well as a breakfast menu featuring Hardee's popular "made-from-scratch" biscuits. To add variety to its menu, further differentiate its restaurants from those of its major competitors and increase customer traffic during the traditionally slower late afternoon and evening periods, HFS added fresh fried chicken as a menu item in a number of its restaurants beginning in 1991. The Company accelerated the introduction of fresh fried chicken as a regular menu item during 1992 and completed the rollout in 1993.
     Substantially all of the Company's Hardee's restaurants have drive-thru facilities, which provided 52% of the chain's revenues in 1995. Most of the restaurants are open 18 hours a day, seven days a week. Operating hours of selected units have been extended to 24 hours a day, primarily on weekends. Hardee's breakfast menu, featuring the chain's signature "made-from-scratch" biscuits, accounts for approximately 42% of total sales at the Company's Hardee's restaurants.
     Each Hardee's restaurant is operated under a separate license from HFS. Each license grants the exclusive right, in exchange for a franchise fee, royalty payments and certain covenants, to operate a Hardee's restaurant in a described territory, generally a town or an area measured by a radius from the restaurant site. Each license has a term of 20 years from the date the restaurant is first opened for business and is non-cancellable by HFS, except for the Company's failure to abide by its covenants. Earlier issued license agreements are renewable under HFS' renewal policy; more recent license agreements provide for successive five-year renewals upon expiration, generally at rates then in effect for new licenses. A number of the Company's licenses are scheduled for renewal. The Company has historically experienced no difficulty in obtaining such renewals and does not anticipate any problems in the future.
     The Company's territorial development agreement with HFS which called for the Company to open a specified number of Hardee's restaurants in a development territory in the Southeast (and certain adjacent areas) by the end of 1996 was terminated during the fourth quarter of 1995. Termination of such agreement makes the Company's development rights non-exclusive in the development territory. As a result, other Hardee's franchisees along with the Company are permitted to open Hardee's restaurants in such territory.
     During 1995, the Company experienced an 8.6% decline in comparable store sales at its Hardee's restaurants due to continued promotions and discounting by quick-service competitors. In an effort to reverse these negative trends, the Company has taken a variety of steps, including the introduction of the new $0.79 Big Value Menu, as well as, the engagement of a new advertising agency to create and enhance advertising for the value pricing and other Hardee's programs. In addition, the Company is currently working together with HFS and other large franchisees to develop a brand positioning which will better differentiate Hardee's in the marketplace. As of December 31, 1995, 26 units have been identified for sale or closure generally during 1996.
  QUINCY'S

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  1991        1992        1993        1994
Operating Units (end of year)
  Owned/operated..............................................................      216         217         213         207
Revenues (in millions)........................................................   $  283      $  290      $  279      $  284
Operating Income (Loss) (in millions).........................................   $   15      $   11      $ (154)(1)  $   23
Depreciation and Amortization (in millions)...................................   $   22      $   22      $   21      $   11
Average Unit Sales (in thousands)
  Owned/operated..............................................................   $1,320      $1,335      $1,302      $1,350
Average Check (3).............................................................   $ 5.40      $ 5.32      $ 5.61      $ 5.79

                                                                                 1995
                                                                                 <C
Operating Units (end of year)
  Owned/operated..............................................................     203
Revenues (in millions)........................................................  $  294
Operating Income (Loss) (in millions).........................................  $   22(2)
Depreciation and Amortization (in millions)...................................  $   12
Average Unit Sales (in thousands)
  Owned/operated..............................................................  $1,438
Average Check (3).............................................................  $ 5.88

(1) Operating income reflects the write-off of goodwill and certain other intangible assets and the provision for restructuring charges of $164 million for the year ended December 31, 1993. For a discussion of the write-off and restructuring and the reasons therefor, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 to the Consolidated Financial Statements.
(2) Operating income reflects a charge for impaired assets of $3 million for the year ended December 31, 1995. For a discussion of the charge for impaired assets see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 2 to the Consolidatd Financial Statements.
(3) Amount is calculated on an average unit sales basis.
     Ranked by 1995 sales, Quincy's is the sixth largest family steakhouse (grill buffet) chain in the country and one of the largest such chains in the southeastern United States. The Quincy's chain consists of 203 Company-owned restaurants at December 31, 1995 which are designed to provide families with limited-service dining at moderate prices. All Quincy's are open seven days a week for lunch and dinner. The restaurants serve steak, chicken and seafood entrees along with a buffet-style food bar, called the "Country Sideboard," offering hot foods, soups, salads and desserts. In addition, weekend breakfast service, which is available at most locations, allows Quincy's to utilize its asset base more efficiently.
                                       4

     During 1995, the Company continued its reimaging program at Quincy's with a total of 35 restaurant units reimaged. After experimenting with a number of formats at Quincy's during the years 1993 through 1995, including enhancements to the scatter bar buffet and a few buffet only restaurants, the Company has concluded that it can achieve its greatest success with Quincy's by moving away from the low margin buffet concept and repositioning itself with a simpler menu which emphasizes "value-steak." As of December 31, 1995, 4 units have been identified for sale or closure generally during 1996.
  EL POLLO LOCO

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                     1991       1992       1993       1994
Operating Units (end of year)
  Owned/operated..................................................................     111        120        139        127
  Franchised......................................................................      83         77         64         78
  International...................................................................      17         13          6          4
Revenues (in millions)............................................................   $ 101      $  97      $ 109      $ 133
Operating Income (Loss) (in millions).............................................   $  (2)     $  --      $(128)(1)  $   9
Depreciation and Amortization (in millions).......................................   $   8      $   8      $  10      $   6
Average Unit Sales (in thousands)
  Owned/operated..................................................................   $ 808      $ 814      $ 829      $ 932
  Franchised......................................................................   $ 816      $ 877      $ 918      $ 893
Average Check (2).................................................................   $6.37      $6.36      $6.54      $6.59

                                                                                     1995
                                                                                     <C
Operating Units (end of year)
  Owned/operated..................................................................     103
  Franchised......................................................................     112
  International...................................................................       2
Revenues (in millions)............................................................  $  127
Operating Income (Loss) (in millions).............................................  $   13
Depreciation and Amortization (in millions).......................................  $    5
Average Unit Sales (in thousands)
  Owned/operated..................................................................  $1,019
  Franchised......................................................................  $  858
Average Check (2).................................................................  $ 6.77

(1) Operating income reflects the write-off of goodwill and certain other intangible assets and the provision for restructuring charges of $126 million for the year ended December 31, 1993. For a discussion of the write-off and restructuring and reasons therefor, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 to the Consolidated Financial Statements.
(2) Amount is based on an average unit sales basis for owned/operated units.
     El Pollo Loco is the leading chain in the quick-service segment of the restaurant industry to specialize in flame-broiled chicken. Approximately 91% of these restaurants are located in Southern California. El Pollo Loco directs its marketing at customers desiring an alternative to other fast food products. The Company's El Pollo Loco restaurants are designed to facilitate customer viewing of the preparation of the flame-broiled chicken. El Pollo Loco restaurants generally are open 12 hours a day, seven days per week. El Pollo Loco restaurants feature a limited, but expanding menu highlighted by marinated flame-broiled chicken and steak products and related Mexican food items.
     Since 1993, the Company has been able to increase average annual unit sales at its El Pollo Loco restaurants by over 10%. Much of its recent progress can be attributed to the remodels of units, successful menu positioning, and dual branding of the Foster's Freeze dessert line. During 1995, the Company remodeled 57 of its Company-owned El Pollo Loco units. As of December 31, 1995, 8 units have been identified for sale or closure generally during 1996.
     Based on El Pollo Loco's recent success, the Company is optimistic about future expansion of the El Pollo Loco concept, principally through franchising in Texas and in other California markets. By the year 2000, the Company hopes to add as many as 250 additional El Pollo Loco restaurant units. In the first quarter of 1996, the Company secured the international rights to the El Pollo Loco brand to facilitate expansion opportunities in Mexico and other countries.
  OPERATIONS
     The Company believes that successful execution of basic restaurant operations in each of its restaurant chains is critical to its success. Accordingly, significant effort is devoted to ensuring that all restaurants offer quality food and service. Through a network of division leaders, region leaders, district leaders and restaurant managers, the Company standardizes specifications for the preparation and efficient service of quality food, the maintenance and repair of its premises and the appearance and conduct of its employees. Major emphasis is placed on the proper preparation and delivery of the product to the consumer and on the cost-effective procurement and distribution of quality products.
     A principal feature of the Company's restaurant operations is the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities. Region and district leaders have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly employees in the restaurants and therefore perform restaurant functions and train by example. The Company benefits from an experienced management team.
                                       5

     Each of the Company's restaurant chains maintains training programs for employees and restaurant managers. Restaurant managers and assistant managers receive training at specially designated training units. Areas of training for managers include customer interaction, kitchen management and food preparation, data processing and cost control techniques, equipment and building maintenance and leadership skills. Video training tapes demonstrating various restaurant job functions are located at each restaurant location and are viewed by employees prior to a change in job function or utilizing new equipment or procedures.
     Each of the Company's restaurant chains continuously evaluates its menu. New products are developed in Company test kitchens and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets, both with and without market support. A successful menu item is then incorporated into the restaurant system. In the case of the Hardee's restaurants, menu development is coordinated through HFS.
     Financial and management control of the Company's restaurants is facilitated by the use of POS systems. Detailed sales reports, payroll data and periodic inventory information are transmitted to the Company for management review. These systems economically collect accounting data and enhance the Company's ability to control and manage these restaurant operations. Such systems are in use in all of the Company's Denny's, Hardee's, Quincy's and El Pollo Loco restaurants.
     The Company also operates a food-processing facility in Texas which supplies beef, pork sausage, soup and many other food products currently used by the Company's restaurants.
     Food and packaging products for the Company's Hardee's restaurants are purchased from HFS and independent suppliers approved by HFS. A substantial portion of the products for the Company's Hardee's and Quincy's restaurants is obtained from MBM Corporation ("MBM"), an independent supplier/distributor. In connection with the 1995 sale of its distribution subsidiary, Proficient Food Company ("PFC"), to MBM, the Company entered into new long-term supply contracts with MBM for the supply of products to its Hardee's and Quincy's units and with PFC for the supply of products to Denny's and El Pollo Loco. Adequate alternative sources of supply for required items are believed to be available.
  ADVERTISING
     Denny's primarily relies upon national and regional television and radio advertising. Advertising expenses for Denny's restaurants were $49.2 million for 1995, representing approximately 2.6% of Denny's system-wide restaurant sales. Individual restaurants are also given the discretion to conduct local advertising campaigns. In accordance with HFS licensing agreements, the Company spent approximately 6.8% of Hardee's total gross sales on marketing and advertising during 1995. Of this amount, approximately 2.1% of total gross sales is contributed to media cooperatives and HFS' national advertising fund. The balance is directed by the Company on local levels. HFS engages in substantial advertising and promotional activities to maintain and enhance the Hardee's system and image. The Company participates with HFS in planning promotions and television support for the Company's primary markets and engages in local radio, outdoor and print advertising for its Hardee's operations. The Company, together with a regional advertising agency, advertises its Quincy's restaurants primarily through television, print, radio and billboards. In addition, Quincy's has focused on in-store promotions. The Company spent approximately 5.1% of Quincy's gross sales on Quincy's marketing in 1995. During 1995, El Pollo Loco spent approximately 5.1% of its system-wide restaurant sales on advertising, primarily through regional television, radio, and print media in its market areas.
  SITE SELECTION
     The success of any restaurant depends, to a large extent, on its location. The site selection process for Company-owned restaurants consists of three main phases: strategic planning, site identification and detailed site review. The planning phase ensures that restaurants are located in strategic markets. In the site identification phase, the major trade areas within a market area are analyzed and a potential site identified. The final and most time consuming phase is the detailed site review. In this phase, the site's demographics, traffic and pedestrian counts, visibility, building constraints and competition are studied in detail. A detailed budget and return on investment analysis are also completed. The Company considers its site selection standards and procedures to be rigorous and will not compromise those standards or procedures in order to achieve accelerated growth.
                                       6

COMPETITION
     According to the National Restaurant Association, in the past five years, the total food service industry experienced annual real growth of approximately 1.8%. The restaurant industry not only competes within the food consumed away from home segment of the food industry, but also with sources of food consumed at home. In order to grow at a real growth rate in excess of 1.8%, the Company's restaurant concepts must take market share from other competing restaurant and non-restaurant food sources.
     The restaurant industry can be divided into three main categories: full-service restaurants, quick-service restaurants, and other miscellaneous establishments. Since the early 1970s, growth in eating places has been driven primarily by quick-service restaurants. On a segment-wide basis, the full-service and quick-service restaurants currently have approximately the same revenues and an equal share of the market. Full-service restaurants include the mid-scale (family-style and family-steak), casual dining and upscale (fine dining) segments. The mid-scale segment, which includes Denny's and Quincy's, is characterized by complete meals, menu variety and moderate prices ($4-$7 average check), and includes a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8-$16 average check) and availability of alcoholic beverages, primarily consists of regional chains and small independents. The quick-service segment, which includes Hardee's and El Pollo Loco, is characterized by low prices ($3-$5 average check), finger foods, fast service, and convenience. Large sandwich, pizza, and chicken chains overwhelmingly dominate the quick-service segment.
     The restaurant industry is highly competitive and affected by many factors, including changes in economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas in which restaurants are located, changes in customer tastes and preferences and increases in the number of restaurants generally and in particular areas. Competition among a few major companies that own or operate quick-service restaurant chains is especially intense. Restaurants, particularly those in the quick-service segment, compete on the basis of name recognition and advertising, the quality and perceived value of their food offerings, the quality and speed of their service, the attractiveness of their facilities and, to a large degree in a recessionary environment, price and perceived value.
     Denny's, which has a strong national presence, competes primarily with regional family chains such as Big Boy, Shoney's, Friendly's, Perkins and Cracker Barrel -- all of which are ranked among the top six midscale restaurant chains. According to an independent survey conducted during 1995, Denny's had a 14.5% share of the national market in the family segment.
     Hardee's restaurants compete principally with four other national fast-food chains: McDonald's, Burger King, Wendy's and Taco Bell. In addition, Hardee's restaurants compete with quick-service restaurants serving other kinds of foods, such as chicken outlets (e.g., KFC and Bojangles), family restaurants (e.g., Shoney's and Friendly's) and dinner houses. Management believes that Hardee's has the highest breakfast sales per unit of any major quick-service restaurant chain. According to an independent survey conducted during 1995, Hardee's had a 17.1% share of the Southeast market in the hamburger segment.
     Quincy's primary competitors include Ryan's and Golden Corral, both of which are based in the Southeast. Quincy's also competes with other family restaurants and with casual dining and quick-service outlets. Nationwide, the top five chains are Sizzler, Ponderosa, Golden Corral, Ryan's, and Western Sizzlin'. According to NATION'S RESTAURANT NEWS (published August 7, 1995), Quincy's ranked sixth nationwide in system-wide sales and third in sales per unit among the family steakhouse (grill buffet) chains. According to an independent survey conducted during 1995, Quincy's had a 19.3% share of the Southeast market in the family steakhouse segment.
     El Pollo Loco's business is split approximately evenly between the lunch daypart and the dinner daypart. During the lunch daypart, El Pollo Loco competes primarily with McDonald's, Burger King, Taco Bell and Carl's Jr. During the dinner daypart, El Pollo Loco's menu mix is more heavily oriented towards bone-in chicken in large meal combinations (8 or 12 pieces), the majority of which is taken home by consumers. El Pollo Loco's major competitors during the dinner daypart are KFC, Popeyes, Boston Market, and the take-out and delivery pizza restaurants (e.g., Pizza Hut and Domino's). According to an independent survey conducted during 1995, El Pollo Loco had a 35.8% share of the Los Angeles DMA (over 5 million households) in the chicken segment, and had a 4.6% share of the total of all of the quick-service restaurants segment.
                                       7

EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information with respect to each executive officer of FCI, along with certain executive officers of Flagstar.

                                                           CURRENT PRINCIPAL OCCUPATION OR
NAME                     AGE                         EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
James B. Adamson         48    Chairman, President and Chief Executive Officer of FCI and Flagstar (February
                               1995-present); Chief Executive Officer of Burger King Corporation (1993-January 1995);
                               Chief Operating Officer of Burger King Corporation (1991-1993); President of Burger
                               King U.S.A. Retail Division (1991); Executive Vice President, Marketing of Revco, Inc.
                               (1988-1991).
C. Robert Campbell       51    Vice President and Chief Financial Officer of FCI and Executive Vice President and
                               Chief Financial Officer of Flagstar (October 1995-present); Executive Vice President of
                               Human Resources and Administration for Ryder System, Inc. (1991-1995); Executive Vice
                               President -- Finance of Vehicle Leasing Division of Ryder System, Inc. (1981-1991).
Edna K. Morris           44    Executive Vice President, Human Resources and Corporate Affairs of Flagstar (February
                               1995-present); Senior Vice President, Human Resources of Flagstar (1993-February 1995);
                               Vice President, Education and Development of Flagstar (1992-1993); Senior Vice
                               President/Human Resources of HFS (1987-1992); Director of Employee Relations of HFS
                               (1987); Personnel Manager, Consolidated Diesel Company, a joint venture between J. I.
                               Case and Cummins Engine Company (1981-1987); Personnel Manager, Manufacturing of HFS
                               (1980-1981).
C. Ronald Petty          51    Executive Vice President of Flagstar and President of Denny's (1994-present); Chief
                               Executive Officer of Denny's (February 1995-present); Chief Operating Officer of
                               Denny's (1993-present); Senior Vice President of Flagstar (1993-1994); Independent
                               Consultant (1992-1993); President and Chief Executive Officer of Miami Subs Corporation
                               (1990-1992); President and Chief Operating Officer of Burger King Corporation, US
                               Division (1988-1990); President, International Division of Burger King Corporation
                               (1986-1988).
James R. Kibler          41    Senior Vice President of Flagstar and Chief Operating Officer of Flagstar Enterprises,
                               Inc. (1991-present); President of Flagstar Enterprises, Inc. (1994-present); President of Quincy's Restaurants, Inc. (November 1995-present); Senior Vice President of
                               Flagstar Systems, Inc. (1991-present); Vice President of Operations -- Denny's West
                               Coast (1989-1991); Division Leader for Hardee's (1989); Region Leader for Hardee's
                               (1979-1989).
Rhonda J. Parish         39    Vice President and General Counsel of FCI and Senior Vice President and General Counsel
                               of Flagstar (January 1995-present); Secretary of FCI and Flagstar (February
                               1995-present); Assistant General Counsel of Wal-Mart Stores, Inc. (1990-1994);
                               Corporate Counsel of Wal-Mart Stores, Inc. (1983-1990).
John A. Romandetti       45    Senior Vice President of Flagstar and President of El Pollo Loco (December
                               1995-present); Vice President of Operations for Burger King Corporation (1981-1995).
Kent M. Smith            58    Senior Vice President and Special Assistant to the Chairman of Flagstar (March
                               1995-present); Consultant of Pollo Tropical (1994-February 1995); Senior Vice President
                               of Burger King Corporation (1992-1994); President of Strategic Marketing Group
                               (1984-1992).
Paul R. Wexler           52    Senior Vice President, Procurement and Distribution of Flagstar (October 1995-present);
                               Vice President, Procurement and Quality Assurance -- Marriott International
                               (1991-1995).
Donna M. Mascolo         41    Vice President and Controller of Flagstar (February 1996-present); Vice President and
                               Broker Associate, Transworld Business Brokers, Inc., (1995-present); President, DonMar
                               Global Business Services (1995-present); Regional Vice President and Chief Financial
                               Officer, Kentucky Fried Chicken International Latin American/Carribbean Region
                               (1990-1994).
William H. Mitchell      43    Vice President, Real Estate and Development of Flagstar (September 1995-present); Vice
                               President, Real Estate for Flagstar Enterprises, Inc. (1991-1995); Vice President of
                               Real Estate and Construction for Denny's, Inc.
Honorio J. Padron        43    Vice President, Business Transformation of Flagstar (March 1995-present); Senior
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

EMPLOYEES
     At December 31, 1995, the Company had approximately 88,000 employees of which less than 1% are union members. Many of the Company's restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and considers its relations with its employees to be satisfactory.
ITEM 2. PROPERTIES
     Most of the Company's restaurants are free-standing facilities. An average Denny's restaurant ranges from 3,900 to 5,800 square feet and seats 100 to 175 customers. Denny's restaurants generally occupy 35,000 to 45,000 square feet of land. An average Hardee's restaurant operated by the Company has approximately 3,300 square feet and provides seating for 94 persons, and most have drive-thru facilities. Each of the Company's Hardee's restaurants occupies approximately 50,000 square feet of land. The average Quincy's restaurant has approximately 7,100 square feet and provides seating for 250 persons. Each Quincy's restaurant occupies approximately 63,000 square feet of land. A typical El Pollo Loco restaurant has 2,250 square feet and seats 66 customers.
     The following table sets forth certain information regarding the Company's restaurant properties as of December 31, 1995:

                                          LAND LEASED
                              LAND AND        AND        LAND AND
                              BUILDING     BUILDING      BUILDING
                               OWNED         OWNED        LEASED
      TYPE OF RESTAURANT
    DENNY'S...............       265           37           631
    HARDEE'S..............       287          104           202
    QUINCY'S..............       155           42             6
    EL POLLO LOCO.........         9           34            60
      Total...............       716          217           899

     The number and location of the Company's restaurants in each chain as of December 31, 1995 are presented below:

                                                                    DENNY'S                                     EL POLLO LOCO
                                                                       FRANCHISED                                     FRANCHISED
                           STATE                              OWNED     LICENSED     HARDEE'S    QUINCY'S    OWNED     LICENSED
Alabama....................................................      1           9          156          46        --          --
Alaska.....................................................     --           4           --          --        --          --
Arizona....................................................     32          41           --          --        --           1
Arkansas...................................................      1           5            3          --        --          --
California.................................................    234         107           --          --       103         104
Colorado...................................................     25          11           --          --        --          --
Connecticut................................................      5           3           --          --        --          --
Delaware...................................................      3          --           --          --        --          --
Florida....................................................    103          64           57          41        --          --
Georgia....................................................     --          24           10          11        --          --
Hawaii.....................................................      4           2           --          --        --          --
Idaho......................................................     --           7           --          --        --          --
Illinois...................................................     48           9           --          --        --          --
Indiana....................................................     15           9           --          --        --          --
Iowa.......................................................      1           5           --          --        --          --
Kansas.....................................................      9           4           --          --        --          --
Kentucky...................................................     --          20           --          --        --          --
Louisiana..................................................      8           2            1          --        --          --
Maine......................................................     --           4           --          --        --          --
Maryland...................................................     14          16           --          --        --          --
Massachusetts..............................................      9          --           --          --        --          --
Michigan...................................................     39           1           --          --        --          --
Minnesota..................................................     13           3           --          --        --          --
Mississippi................................................      2           2           41           8        --          --
Missouri...................................................     30           6           --          --        --          --
Montana....................................................     --           2           --          --        --          --
Nebraska...................................................     --           6           --          --        --          --
Nevada.....................................................     12           4           --          --        --           4
New Hampshire..............................................      2           1           --          --        --          --
New Jersey.................................................     14           2           --          --        --          --
New Mexico.................................................      2          12           --          --        --          --
New York...................................................     19          14           --          --        --          --
North Carolina.............................................      8          12           61          39        --          --
North Dakota...............................................     --           3           --          --        --          --
Ohio.......................................................     36          22           19           1        --          --
Oklahoma...................................................      9           9           --          --        --          --
Oregon.....................................................      5          18           --          --        --          --
Pennsylvania...............................................     52           3            2          --        --          --
Rhode Island...............................................     --          --           --          --        --          --
South Carolina.............................................      9           5          125          42        --          --
South Dakota...............................................     --           1           --          --        --          --
Tennessee..................................................      3          10          115          12        --          --
Texas......................................................     66          47           --          --        --           3
Utah.......................................................      7          10           --          --        --          --
Vermont....................................................     --           2           --          --        --          --
Virginia...................................................     20           6            3           3        --          --
Washington.................................................     50          18           --          --        --          --
West Virginia..............................................     --           3           --          --        --          --
Wisconsin..................................................     13           7           --          --        --          --
Wyoming....................................................     --           5           --          --        --          --
Canada.....................................................     10          16           --          --        --          --
International..............................................     --          24           --          --        --           2
  Total....................................................    933         620          593         203       103         114

     At December 31, 1995, the Company owned one manufacturing facility in
Texas.
     The Company also owns a 19-story, 187,000 square foot office tower, which serves as its corporate headquarters, located in Spartanburg, South Carolina. The Company's corporate offices currently occupy approximately 14 floors of the tower, with the balance leased to others.
     See "Certain Relationships and Related Transactions -- Description of Indebtedness" and Note 4 to the accompanying Consolidated Financial Statements for information concerning encumbrances on certain properties of the Company.
ITEM 3. LEGAL PROCEEDINGS
     FCI, Flagstar, El Pollo Loco and Denny's, along with several former officers and directors of those companies, are named as defendants in an action filed on August 28, 1991 in the Superior Court of Orange County, California. The plaintiffs, who are current and former El Pollo Loco franchisees allege that the defendants, among other things, failed or caused a failure to promote, develop and expand the El Pollo Loco franchise system in breach of contractual obligations to the plaintiff franchisees and made certain misrepresentations to the plaintiffs concerning the El Pollo Loco system.
                                       10

Asserting various legal theories, the plaintiffs seek actual and punitive damages in excess of $90 million, together with declaratory and certain other equitable relief. The defendants have denied all material allegations, and certain defendants have filed cross-complaints against various plaintiffs in the action for breach of contract and other claims. Since the filing of the action the defendants have entered into settlements with five of the plaintiffs leaving three remaining in the lawsuit. The cost of the settlements, which included the purchase of 15 operating EPL franchises, was in the aggregate amount of $20.6 million. With respect to the remaining plaintiffs, the litigation is in the final stages of discovery, with a trial date to hear the outstanding issues in the case, anticipated sometime during 1996.
     The Company has received proposed deficiencies from the Internal Revenue Service (the "IRS") for federal income taxes and penalties totalling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by the Company for the seven fiscal periods ended December 31, 1992. The deficiencies primarily involve the proposed disallowance of deductions associated with borrowings and other costs incurred prior to, at and just following the time of the acquisition of Flagstar in 1989. The Company intends to vigorously contest the proposed deficiencies because it believes the proposed deficiencies are substantially incorrect.
     The Company is also the subject of pending and threatened employment discrimination claims principally in California and Alabama. In certain of these claims, the plaintiffs have threatened to seek to represent a class alleging racial discrimination in employment practices at Company restaurants and to seek actual, compensatory and punitive damages, and injunctive relief. The Company believes that these claims also lack merit and, unless there is an early resolution thereof, intends to defend them vigorously.
     On June 15, 1994, a derivative action was filed in the Alameda County Superior Court for the State of California by Mr. Adam Lazar, purporting to act on behalf of the Company, against the Company's directors and certain of its current and former officers alleging breach of fiduciary duty and waste of corporate assets by the defendants relating to alleged acts of mismanagement or the alleged failure to act with due care, resulting in policies and practices at Denny's that allegedly gave rise to certain public accommodations class action lawsuits against the Company that were settled in 1994. The action seeks unspecified damages against the defendants on behalf of the Company and its stockholders, including punitive damages, and injunctive relief. There has been only limited discovery in this action to date. Accordingly, it is premature to express a judgment herein as to the likely outcome of the action.
     Other proceedings are pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company, and in others presenting allegations that are nonroutine and include compensatory or punitive damage claims. The ultimate legal and financial liability of the Company with respect to the matters mentioned above and these other proceedings cannot be estimated with certainty. However, the Company believes, based on its examination of these matters and its experience to date, that sufficient accruals have been established by the Company to provide for known contingencies.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
                                       11

                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The common stock of FCI, $.50 par value per share (the "Common Stock"), is currently traded on the NASDAQ National Market System using the symbol "FLST." As of March 7, 1996, 42,434,606 shares of Common Stock were outstanding, and there were approximately 12,000 record and beneficial stockholders. FCI has not paid and does not expect to pay dividends on its outstanding Common Stock. Restrictions contained in the instruments governing the outstanding indebtedness of Flagstar restrict its ability to provide funds that might otherwise be used by FCI for the payment of dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" and Note 4 to the accompanying Consolidated Financial Statements of the Company. The closing sales prices indicated below for the Common Stock were obtained from the National Association of Securities Dealers, Inc.

                                                                                         HIGH               LOW
1994
  First quarter...................................................................     12 3/4               9
  Second quarter..................................................................     10 1/2               7 3/4
  Third quarter...................................................................     10 1/4               7 1/2
  Fourth quarter..................................................................      9 3/4               5 1/2
1995
  First quarter...................................................................      7 7/8               5 1/2
  Second quarter..................................................................      6 1/2               4 1/4
  Third quarter...................................................................      6 1/8               4 5/8
  Fourth quarter..................................................................      5 1/2               2 7/8

ITEM 6. SELECTED FINANCIAL DATA
     Set forth below are certain selected financial data concerning the Company for each of the five years ended December 31, 1995. Such data generally have been derived from the Consolidated Financial Statements of the Company for such periods which have been audited. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                          YEAR ENDED DECEMBER 31,
                                                       1991           1992           1993           1994
                                                       (1)            (1)            (1)            (1)            1995
                                                                        (IN MILLIONS, EXCEPT RATIOS)
Income Statement data:
  Operating revenue..................................  $2,338.7       $2,443.0       $2,615.2       $2,666.0       $2,571.5
  Operating income (loss)............................  179.3          196.7          (1,102.4)(2)   211.5(3)       98.2(4)
  Loss from continuing operations (5)................  (54.1)         (39.2)         (1,238.6)      (16.8)         (132.9)
  Primary earnings (loss) per share applicable to
    common shareholders:
    Continuing operations............................  (2.44)         (1.82)         (29.56)        (0.14)         (3.47)
    Discontinued operations (5)......................  (0.60)         (0.50)         (9.67)         7.52           1.82
    Net income (loss)(6).............................  (3.04)         (9.29)         (40.14)        7.16           (1.64)
  Fully diluted earnings (loss) per share applicable
    to common shareholders:
    Continuing operations............................  (2.44)         (1.82)         (29.56)        0.26           (3.47)
    Discontinued operations (5)......................  (0.60)         (0.50)         (9.67)         6.05           1.82
    Net income (loss) (6)............................  (3.04)         (9.29)         (40.14)        6.13           (1.64)
  Cash dividends per common share (7)................  --             --             --             --             --
  Ratio of earnings to fixed charges (8).............  --             --             --             --             --
  Deficiency in the coverage of fixed charges to
    earnings before fixed charges (8)................  69.8           45.8           1,318.2        19.3           133.0
Balance Sheet data (at end of period):
  Current assets (9).................................  95.3           98.4           122.2          186.1          285.3
  Working capital (deficiency) (9)(10)...............  (326.7)        (256.3)        (273.0)        (205.6)        (122.2)
  Net property and equipment.........................  1,256.9        1,269.9        1,167.2        1,196.4        1,104.4
  Total assets.......................................  3,186.9        3,170.9        1,538.9        1,587.5        1,507.8
  Long-term debt.....................................  2,255.3        2,171.3        2,341.2        2,067.6        1,996.1

 (1) Certain amounts for the four years ended December 31, 1994 have been reclassified to conform to the 1995 presentation.
                                       12

 (2) Operating loss for the year ended December 31, 1993 reflects charges for the write-off of goodwill and certain other intangible assets of $1,104.6 million and the provision for restructuring charges of $158.6 million.
 (3) Operating income for the year ended December 31, 1994 reflects a recovery of restructuring charges of $7.2 million.
 (4) Operating income for the year ended December 31, 1995 reflects a provision for restructuring charges of $15.9 million and a charge for impaired assets of $51.4 million.
 (5) The Company has reclassified as discontinued operations Preferred Meal Systems, Inc., which was sold in 1991, Canteen Corporation, a food and vending subsidiary, sold in 1994, TW Recreational Services, Inc. ("TWRS"), a recreation services subsidiary, and Volume Services ("VS"), Inc., a stadium concessions subsidiary. TWRS and VS were sold during 1995.
 (6) For the year ended December 31, 1992, net loss includes extraordinary losses of $6.25 per share related to premiums paid to retire certain indebtedness and to charge-off the related unamortized deferred financing costs and losses of $0.72 per share for the cumulative effect of a change in accounting principle related to implementation of Statement of Financial Accounting Standards No. 106. For the year ended December 31, 1993, net loss includes extraordinary losses of $0.62 per share related to the repurchase of Flagstar's 10% Convertible Junior Subordinated Debentures Due 2014 (the "10% Debentures") and to the charge-off of unamortized deferred financing costs related to a prepayment of Flagstar's senior term loan; net loss for 1993 also includes a charge of $0.29 per share related to a change of accounting method pursuant to Staff Accounting Bulletin No. 92. For the year ended December 31, 1994, net income includes an extraordinary loss of $0.22 per share, as calculated for primary earnings per share, and $0.18 per share, as calculated for fully diluted earnings per share, relating to the charge off of unamortized deferred financing costs associated with the Company's prepayment of its senior term loan and working capital facility during the second quarter of 1994. For the year ended December 31, 1995, net loss includes a $0.01 per share extraordinary gain relating to the repurchase of $24,975,000 of senior indebtedness net of the charge-off of unamortized deferred financing costs.
 (7) Flagstar's bank credit agreement prohibits, and its public debt indentures significantly limit, distribution to FCI of funds that might otherwise be used by it to pay Common Stock dividends. See Note 4 to the accompanying Consolidated Financial Statements appearing elsewhere herein.
 (8) The ratio of earnings to fixed charges has been calculated by dividing pre-tax earnings by fixed charges. Earnings, as used to compute the ratio, equal the sum of income from continuing operations before income taxes and fixed charges excluding capitalized interest. Fixed charges are the total interest expense including capitalized interest, amortization of debt expenses and a rental factor that is representative of an interest factor (estimated to be one third) on operating leases.
 (9) The current assets and working capital deficiency amounts presented exclude assets held for sale of $503.0 million, $480.8 million, $103.2 million, and $77.3 million as of December 31, 1991 through 1994, respectively. Such assets held for sale relate to the Company's food and vending and concessions and recreation services subsidiaries.
(10) A negative working capital position is not unusual for a restaurant operating company. At December 31, 1992, the decrease in the working capital deficiency from December 31, 1991 is due primarily to decreased current maturities of the Company's bank debt as a result of the Recapitalization. The increase in the working capital deficiency from December 31, 1992 to December 31, 1993 is attributable primarily to an increase in restructuring and other liabilities. The decrease in the working capital deficiency from December 31, 1993 to December 31, 1994 is due primarily to an increase in cash following the sale of the Company's food and vending subsidiary during 1994. The decrease in the working capital deficiency from December 31, 1994 to December 31, 1995 is due primarily to an increase in cash following the 1995 sales of the Company's
     (i) distribution subsidiary, Proficient Food Company, net of current assets and liabilities of such subsidiary, and (ii) the concession and recreation services subsidiaries.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with "Selected Financial Data and the Consolidated Financial Statements" and other more detailed financial information appearing elsewhere herein.
1995 COMPARED TO 1994
     OPERATING TRENDS: During 1995, the Company experienced comparable store sales increases at Denny's, Quincy's, and El Pollo Loco, due to the success of the Denny's value menu strategy, the impact of remodelings at Quincy's, and El
                                       13

Pollo Loco's successful menu positioning, dual-branding of Foster's Freeze, and favorable results from remodeled restaurants. However, the Company experienced a significant decline in comparable store sales at Hardee's due to continued competitive promotions and discounting by quick-service competitors. Primarily as a result of lower revenues at Hardee's, the Company experienced a reduction in operating income (before considering the provision for (recovery of) restructuring charges and charge for impaired assets) of $38.8 million. As a result, the trends experienced since the 1989 acquisition generally have continued through 1995; operating income has been insufficient to cover the interest and debt expense (although operating cash flows have been sufficient to cover interest costs), resulting in continued losses from continuing operations. The external factors that have contributed to such trends, including increased competition and intensive pressure on pricing due to discounting, are expected to continue.
     In response to these factors, during 1995, management instituted the changes described above that have contributed to improving sales on a comparable store basis at Denny's, Quincy's, and El Pollo Loco. Management continues to explore alternatives in an attempt to reverse the negative sales trends at Hardee's. During 1995 the Company began the upgrading of all marketing programs by hiring new marketing agencies for all its restaurant concepts and completed the analytical stage of a comprehensive business transformation program which is intended to result in better customer support at the restaurant level, increased operational efficiencies, and a more streamlined organizational structure. In addition, the proceeds from the sale of certain operations have partially been used to reduce the Company's long-term debt; however, the majority of such proceeds have been retained in short-term liquidity or have been used to fund capital expenditures.
     OPERATING REVENUES: Operating revenues from continuing operations for 1995 decreased by approximately $94.5 million (3.5%) as compared with 1994 primarily reflecting the sale of non-core assets coupled with continued weakness at Hardee's.
     Denny's revenues decreased by $57.3 million (3.7%), of which $53.0 million was attributable to a decrease in outside revenues at the Company's food processing and distribution subsidiaries. Such revenue decrease reflects the sale of the Company's distribution subsidiary during the third quarter of 1995. The remaining decrease of $4.3 million is primarily due to a 45-unit net decrease in the number of Company-owned restaurants at December 31, 1995 as compared to December 31, 1994 which was partially offset by an 84-unit increase in the number of franchised restaurants. Comparable store sales at Denny's increased 2.4% during 1995 as compared with 1994 reflecting increases in average check of 2.3% and 0.2% in traffic. During 1995, Denny's completed remodels on 182 Company-owned restaurants.
     Hardee's revenues decreased during 1995 by $40.6 million to $659.9 million from $700.5 million during 1994 principally due to a decline of 8.6% in comparable store sales. The decrease in comparable store sales resulted from a 10.0% decline in traffic which was mitigated by a 1.6% increase in average check. Although Hardee's traffic continues to be impacted by continued aggressive promotions and discounting by quick service competitors, active involvement by the Company with Hardee's Food Systems, Inc. and a continued focus on a value menu strategy is planned to address this issue. During 1995, the Company remodeled 59 Hardee's restaurants.
     Quincy's revenues increased by $9.9 million (3.5%) during 1995 as compared with 1994 despite a 4-unit decrease in the number of restaurants operated at December 31, 1995 as compared to December 31, 1994. Such increase in revenues is primarily due to a 4.8% increase in comparable store sales as a result of increases of 3.3% in traffic and 1.5% in average check. During 1995, the increased traffic is partially attributable to the remodeling of 35 of its Quincy's restaurants.
     Revenues at El Pollo Loco decreased $6.4 million (4.8%) to $126.7 million during 1995 from $133.1 million during 1994 primarily due to a 24-unit net decrease in the number of Company-owned restaurants following the sales of units to franchisees. Comparable store sales at Company-owned El Pollo Loco units increased by 2.0% reflecting an increase in average check of 2.4% which was partially offset by a 0.4% decrease in traffic. During 1995, El Pollo Loco completed remodels on 57 of its Company-owned restaurants.
     OPERATING EXPENSES: The Company's operating expenses from continuing operations, before considering the effects of the provision for (recovery of) restructuring charges and charge for impaired assets, decreased by $55.7 million (2.3%) in 1995 as compared with 1994.
     Operating expenses before the provision for restructuring charges and charge for impaired assets at Denny's decreased $59.9 million principally due to decreases in product costs including $43.6 million attributable to Denny's distribution subsidiary which was sold in September 1995. Operating expenses for 1994 include twelve months of charges for the food distribution subsidiary; whereas, 1995 includes approximately nine months of such charges. Denny's operating expenses before the provision for restructuring charges and charge for impaired assets were also reduced during 1995 by gains on the sale of restaurants to franchisees of $20.7 million, including a gain on the sale of Denny's joint venture in
                                       14

Mexico for $6.0 million. This compares to gains in 1994 of $8.8 million. Such decreases in operating expenses were offset, in part, by an increase in advertising expense of $6.0 million.
     At Hardee's, operating expenses before considering the effects of the provision for restructuring charges and charge for impaired assets decreased by $0.8 million. This reflects increased expenses during 1995 of $12.8 million for general and administrative, payroll and benefits, restructuring of field management, workers' compensation charges, and expenses related to promotional programs. Such increases were more than offset by a $13.6 million decrease in product costs directly associated with decreased revenues in 1995.
     An increase in operating expenses before considering the effects of the provision for restructuring charges and charge for impaired assets of $9.8 million at Quincy's is principally attributable to increases in payroll and benefits expense of $4.4 million, product costs of $3.3 million associated with an increase in revenues during 1995, and advertising expense of $2.7 million.
     Operating expenses before considering the effects of the provision for restructuring charges and charge for impaired assets at El Pollo Loco decreased by $9.6 million during 1995 due primarily to a 24-unit net decrease at December 31, 1995 as compared with December 31, 1994 in the number of Company-operated restaurants following the sale of restaurants to franchisees. El Pollo Loco's operating expenses before considering the effects of the provision for restructuring charges and charge for impaired assets during 1995 included gains on the sale of restaurants of $3.8 million as compared with $1.2 million during 1994.
     Corporate and other expenses before considering the effects of the provision for (recovery of) restructuring charges and charge for impaired assets increased by $4.8 million during 1995 as compared with 1994 due primarily to increased charges of $4.2 million related to various management recruiting, training, and information services initiatives.
     RESTRUCTURING: Effective in the fourth quarter of 1995, as a result of a comprehensive financial and operational review, the Company approved a restructuring plan. The plan generally involves the reduction in personnel and a decision to outsource the Company's information systems function. Operating expenses for 1995 reflect a provision for restructuring of $15.9 million including charges for severance of $5.4 million, $7.6 million for the write-down of computer hardware and other assets, and $2.9 million for various other charges. Approximately $7.5 million of the restructuring charges represent cash charges of which approximately $0.6 million was incurred and paid in 1995.
     ACCOUNTING CHANGE: During 1995 the Company adopted Statement of Financial Accounting Standards No. 121 which resulted in a charge to operating expenses of $51.4 million for the write-down of Denny's, Hardee's, and Quincy's restaurant properties. This charge reflects the write-down of 99 units which the Company will continue to operate and an additional 36 units which will be closed or sold generally in 1996. See Note 2 to the Consolidated Financial Statements for further details. As a result of this write-down, the Company estimates that its depreciation expense in future years will be reduced by an average of $6.0 million annually over the estimated remaining useful life of such assets.
     INTEREST AND DEBT EXPENSE: Total interest and debt expense from continuing and discontinued operations decreased by $18.1 million in 1995 as compared to 1994 ($18.5 million decrease attributable to discontinued operations offset by a $0.4 million increase in continuing operations) principally as a result of a reduction in interest expense of $7.0 million following the payment during June 1994 of the principal amount ($170.2 million) outstanding under the term facility of the Company's Restated Credit Agreement then outstanding and certain other indebtedness upon the sale of the Company's food and vending subsidiary, a reduction in interest expense of $4.0 million during 1995 for other indebtedness which was related to such subsidiaries which have been sold, and a decrease in interest expense of $6.1 million during 1995 related to interest rate exchange agreements.
     DISCONTINUED OPERATIONS: The Company's concession and recreation services businesses were sold during 1995 and resulted in a net gain of $77.9 million. These businesses are accounted for as discontinued operations and recorded operating revenues of $322.3 million during 1995, a decrease of $3.1 million (0.9%) from 1994. Revenues related to the stadium concession subsidiary increased $9.2 million during 1995 to $190.8 million from $181.6 million in 1994. Operating income and depreciation and amortization expense of the concession subsidiary were $2.4 million and $10.9 million, respectively, during 1995 as compared with $6.5 million and $9.8 million, respectively in 1994. Such decrease in operating income during 1995 is due principally to a decrease in average attendance at major league baseball games during the 1995 season. Revenues related to the recreation services subsidiary decreased by $12.3 million during 1995 to $131.5 million from $143.8 million during 1994. Operating income and depreciation and amortization expense of the recreation services subsidiary for 1995 were $14.7 million and $3.8 million, respectively, as compared with $16.3 million and $4.7 million,
                                       15
respectively, during 1994. Such decrease in revenues and operating income of the recreation services subsidiary is due principally to the loss of the service contract at the Kennedy Space Center during 1995.
     EXTRAORDINARY ITEMS: The Company recognized an extraordinary gain totaling $0.5 million, net of income taxes, during 1995 which represents a gain on the repurchase of $24,975,000 principal amount of certain indebtedness, net of the charge-off of the related unamortized deferred financing costs. During 1994, the Company also recognized an extraordinary loss totaling $11.7 million, net of income tax benefits of $0.2 million representing the charge-off of unamortized deferred financing costs associated with the prepayment in June 1994 of senior bank debt.
1994 COMPARED TO 1993
     OPERATING REVENUES: Operating revenues from continuing operations for 1994 increased by approximately $50.8 million (1.9%) as compared with 1993.
     Denny's revenues increased $1.9 million (0.1%) due to increased outside revenues of $36.3 million from its food distribution operations offset in part by a reduction of restaurant revenues of $34.4 million, principally as a result of a net decrease of 46 units in the number of Company-owned units. This decrease in the number of Company-owned units was partially offset by a net increase of 81 units in the number of franchise-owned restaurants and by a 0.3% increase in comparable store sales during 1994 as compared to 1993. The increase in comparable store sales resulted from a 0.6% increase in customer traffic offset, in part, by a decrease in average check of 0.4%. Management believes that the positive trend in customer traffic, primarily during the third and fourth quarters of 1994, was the result of the Company-wide $1.99 Original Grand Slam Breakfast promotion.
     Hardee's revenues increased $18.8 million (2.8%) during 1994 as compared to the prior year due to a net increase of 31 units. Although Hardee's total revenues increased, comparable store sales decreased 3.6% as a result of a 3.9% decrease in customer traffic mitigated, in part, by a 0.3% increase in average check. The decline in customer traffic at Hardee's during 1994 was principally the result of aggressive discounting by the Company's quick-service competitors.
     Quincy's revenues increased by $5.6 million (2.0%) in 1994 as compared with 1993, primarily due to successful product promotions and the impact of remodeled restaurants resulting in a 2.9% increase in comparable store sales which more than offset a net decrease of 6 units. The increase in comparable store sales at Qunicy's reflects an increase of 3.2% in average check and a 0.3% decrease in customer traffic.
     Revenues at El Pollo Loco increased by $24.6 million (22.7%) during 1994 over 1993 due primarily to new products and combination meals, including barbeque chicken, additional taco and burrito entrees, and new side orders such as french fries, black beans, corn, and potatoes, introduced during 1994, and the acquisition of high-volume franchise restaurants in late 1993. Comparable store sales increased 6.5% and reflect increases in customer traffic of 6.0% and in average check of 0.5%.
     OPERATING EXPENSE: The Company's overall operating expenses before considering the effects of the write-off of goodwill and certain other intangible assets and the provisions for restructuring charges in 1993 increased by $0.5 million in 1994 as compared with 1993.
     At Denny's, operating expenses before considering the effects of the write-off of goodwill and certain other intangible assets and the provision for restructuring charges in 1993 decreased by $29.9 million in 1994 as compared with 1993. A significant portion of the decrease ($20.7 million) was attributable to a reduction in depreciation and amortization expense related to the year-end 1993 write-off of assets and a reduction of $18.5 million in payroll and benefits expense. Such decreases were partially offset by a $3.9 million increase in occupancy expense and a $2.1 million increase in advertising. In addition, Denny's operating expenses for 1994 reflect a gain of approximately $8.8 million related to the sale of Company-owned restaurants.
     At Hardee's, an increase in operating expenses of $24.4 million was mainly attributable to the increase in the number of restaurants in operation and reflects increases in payroll and benefits expenses of $14.6 million, product costs of $7.4 million, occupancy and maintenance expenses of $2.6 million, and utilities expense of $1.8 million. Such increases were partially offset by reduced depreciation and amortization charges of $1.2 million related to the year-end 1993 write-off of assets.
     A decrease in operating expenses of $7.6 million at Quincy's was principally attributable to a decrease in depreciation and amortization charges of $9.6 million related to the year-end 1993 write-off of assets which was offset, in part, by increased payroll and benefits expense of $2.3 million.
                                       16

     General corporate overhead expense (before allocation to specific operating companies) decreased by $5.2 million in 1994 as compared to 1993 primarily as a result of the effect of the Company's 1993 restructuring plan.
     INTEREST AND DEBT EXPENSE: Interest and debt expense increased by $13.9 million in 1994 as compared to 1993. During 1993, $45.6 million was allocated to discontinued operations; however, the allocation decreased to $33.7 million as a result of the sale of the Company's food and vending subsidiary in June 1994. Cash interest increased by $6.9 million during 1994 as compared with 1993 due to the higher fixed interest rates on the $400.0 million of the 10 3/4% Senior Notes due 2001 (the "10 3/4% Notes") and 11 3/8% Senior Subordinated Debentures due 2003 (the "11 3/8% Debentures") issued during the third quarter of 1993, the proceeds of which were used to refinance a portion of the Company's bank facility that during 1993 had interest at lower variable rates. Interest expense for 1994 included charges of $9.2 million related to interest rate exchange agreements compared to charges of $12.2 million during 1993. See Notes 1 and 4 to the Consolidated Financial Statement for additional information relating to the interest rate exchange agreements.
     DISCONTINUED OPERATIONS: The Company's concession and recreation services businesses, which are accounted for as discontinued operations, recorded a revenue increase of $3.3 million (1.0%) to $325.4 million during 1994 as compared to 1993. During April 1994, the Company announced its intent to dispose of these businesses. See Note 13 to the accompanying Consolidated Financial Statements for additional information.
WRITE-OFF OF GOODWILL AND CERTAIN OTHER INTANGIBLES AND RESTRUCTURING CHARGES IN 1993
     During the fourth quarter of 1993, management determined that the most likely projections of future operating results would be based on the assumption that historical operating trends of the Company derived from the prior four years (1990-1993) would continue, and that such projections indicated an inability to recover the recorded balance of goodwill and certain other intangible assets. The Company's operating results since the 1989 acquisition of Flagstar had fallen short of projections prepared at the date of such acquisition due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. Accordingly, such assets were written off in 1993, resulting in non-cash charges of $1,475 million ($1,104.6 million to continuing operations and $370.2 million to discontinued operations). Also in response to such trends, the Company adopted a plan of restructuring that resulted in a separate charge in 1993 of $192.0 million ($158.6 million to continuing operations and $33.4 million to discontinued operations).
     While total operating revenues increased 2.8% in 1992 and 6.7% in 1993, operating income for each of the four full years from the Company's 1989 acquisition of Flagstar through 1993 were insufficient to cover the Company's interest and debt expense as discussed under "Operating Trends", and this trend has continued through 1995. Operating cash flows have been sufficient to cover interest costs. The primary factor affecting the Company's ability to generate operating income sufficient to cover interest and debt expenses and amortization of goodwill and other intangibles has been the comparable store sales at the restaurant concepts and the sales volume at the Company's contract food and vending operation. At the time of the Company's 1989 acquisition of Flagstar, projections of future operations assumed annual growth rates in comparable store sales at all concepts and corresponding increases in operating income. Such projections and those prepared since the 1989 acquisition and prior to the fourth quarter of 1993, indicated that the Company would become profitable within several years. However, since the 1989 acquisition through the end of 1993, and despite increases in comparable store sales at Hardee's, comparable store sales at Denny's and Quincy's increased only slightly and food and vending sales volume declined through 1993. (Since 1993, comparable store sales have increased at Denny's and Quincy's, however, Hardee's comparable store sales have declined during that time.) Projections prepared during the fourth quarter of 1993 indicated that, if the four years trends in customer traffic and other operating factors were to continue future operating income less interest and debt expenses would continue to be insufficient to recover the carrying value of goodwill and other intangible assets. The projections assumed that comparable store sales at each of the restaurants concepts and food and vending sales volume would increase or decrease consistent with the four year historical trends described above. These fourth quarter 1993 projections assumed no additional borrowings to fund new unit growth (because even if new units continued to be developed at historical levels, it would not have a material impact on projected net income) and no reversal of the historical trends that may result from successful restructuring and reimaging programs instituted by management in 1993, since management determined, based on all information then available, that historical trends provided the best estimate of future operating results.
     Also as a result of the historical operating trends described above and in an attempt to reverse them, effective in the fourth quarter of 1993, the Company approved a restructuring plan that included the sale, closure, or conversion of restaurants, a reduction in personnel, and a reorganization of certain management structures. The restructuring charge
                                       17

(for continuing operations) included primarily a non-cash charge of $130.7 million (including $15 million related to reserves for operating leases) to write-down assets, and incremental charges of $27.9 million for severance, relocation, and other costs. The restructuring charge for discontinued operations was $33.4 million. In conjunction with this plan, 240 units were identified for sale, closure, or conversion to another concept. As of December 31, 1995, 69 units had been closed, sold, or converted to another concept, and 17 units are intended to be disposed of generally during 1996. Management intends to operate the remaining units. As of December 31, 1995, substantially all of the other incremental charges identified in conjunction with the 1993 restructuring have been incurred.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, the Company has met its liquidity requirements with internally generated funds and external borrowings. The Company expects to continue to rely on internally generated funds, supplemented by available working capital advances under its Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (as amended, from time to time, including by means of a second amended and restated credit agreement (the "New Facility") anticipated to be consummated in early 1996, the "Restated Credit Agreement"), and other external borrowings, as its primary sources of liquidity. The Company believes that funds from these sources will be sufficient for the next twelve months to meet the Company's working capital, debt service, and capital expenditure requirements.
     The Company reported a net loss in 1995 attributable in major part to non-cash charges, including a provision for restructuring charges and a charge for impaired assets related to certain restaurants properties. The following table sets forth, for each of the years indicated, a calculation of the Company's cash from operations available for debt repayment, dividends on the Preferred Stock (as defined below), and capital expenditures:

                                                                         YEAR            YEAR
                                                                         ENDED           ENDED
                                                                         DECEMBER        DECEMBER
                                                                         31,             31,
                                                                         1994            1995
Net income (loss).....................................................   $364.1          $(55.2)
Charge for impaired assets............................................    --             51.4
Provision for (recovery of) restructuring charges.....................   (7.2)           15.9
Non-cash charges (credits)............................................   128.7           120.3
Deferred income tax benefits..........................................   (2.8)           (3.5)
Discontinued operations...............................................   (392.7)         (77.2)
Extraordinary items, net..............................................   11.8            (0.5)
Change in certain working capital items...............................   (24.4)          (6.1)
Change in other assets and other liabilities, net.....................   (22.9)          (31.0)
Cash from operations available for debt repayment, dividends on
  Preferred Stock, and capital expenditures...........................   $54.6           $14.1

     The Restated Credit Agreement currently consists of a working capital and letter of credit facility of up to $160.1 million with a working capital sublimit of $78.6 million and a letter of credit sublimit of $125.0 million. By its terms, the Restated Credit Agreement expires in June 1996. The Company is currently in the process of renewing its bank credit agreement. It is anticipated that the New Facility will consist of a $150 million working capital and letter of credit facility secured by a pledge of the stock of the Company's operating subsidiaries and all of its and their respective trademarks, tradenames, copyrights, hedge agreements, tax sharing agreements and bank accounts. The New Facility, as presently contemplated, would terminate March 31, 1999, subject to mandatory prepayments and commitment reductions under certain circumstances upon the Company's sale of assets or incurrence of additional debt. The New Facility would also include certain financial and other operating covenants generally consistent with those provided in the Restated Credit Agreement currently in effect.
     The Restated Credit Agreement and the indentures governing the Company's outstanding public debt contain negative covenants that restrict, among other things, the Company's ability to pay dividends, incur additional indebtedness, further encumber its assets and purchase or sell assets. In addition, the Restated Credit Agreement includes provisions for the maintenance of a minimum level of interest coverage, limitations on ratios of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) and limitations on annual capital expenditures.
                                       18

     At December 31, 1995 scheduled debt maturities of long-term debt for the years 1996 through 2000 are as follows:

                                                                               AMOUNT
                                                                               (IN
                                                                               MILLIONS)
1996........................................................................  $ 38.8
1997........................................................................  $ 38.5
1998........................................................................  $ 32.7
1999........................................................................  $ 26.3
2000........................................................................  $322.2

     In addition to scheduled maturities of principal, approximately $240 million of cash will be required in 1996 to meet interest payments on long-term debt and dividends on FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock, par value $0.10 per share ("the Preferred Stock").
     The projections of future operating results prepared in the fourth quarter of 1993, which resulted in the conclusion that goodwill and certain other intangibles were impaired (see "Write-off of Goodwill and Certain Other Intangibles and Restructuring Charges in 1993"), assumed that the historical operating trends experienced by the Company since the 1989 acquisition will continue in the future. Such trends have generally continued through 1995. If historical trends are not reversed, the Company may need to refinance or renegotiate the terms of existing debt prior to their maturities. While management believes that the Company will be able, if necessary, to refinance or renegotiate the terms of its existing debt prior to maturity, no assurance can be given that it will be able to do so on acceptable terms.
     The Company's principal capital requirements are those associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 1995, total capital expenditures were approximately $129.2 million, of which approximately $71.7 million was used to reimage existing restaurants, $7.2 million was used to open new restaurants, and $50.3 million was used to maintain existing facilities. Of these expenditures, approximately $5.5 million were financed through capital leases. Capital expenditures during 1996 are expected to total approximately $60 million to $80 million. The Company currently expects to finance such capital expenditures internally through continuing operations and asset sales.
     The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories, and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from the related sales. At December 31, 1995, the Company's working capital deficiency was $122.2 million as compared with $128.3 million at the end of 1994. Such decrease is attributable primarily to an increase in cash of approximately $130.2 million as a result of the sale of the Company's distribution and concession and recreation services businesses during 1995, net of the current assets and liabilities of the distribution subsidiary and the net assets of the concession and recreation services businesses which had been included in working capital.
     On February 22, 1996, the Company entered into an agreement with Integrated Systems Solutions Corporation (ISSC). The ten year agreement for $323 million provides for ISSC to manage and operate the Company's information systems, as well as develop and implement new systems and applications to enhance information technology for the Company's corporate headquarters, restaurants, and field management. ISSC will oversee data center operations, applications development and maintenance, voice and data networking, help desk operations, and point-of-sale technology.
     On March 1, 1995, the Company entered into an agreement to acquire the Coco's and Carrows restaurant chains, consisting of approximately 350 units operating in the family dining segment. The purchase is subject to the signing of certain ancillary agreements and other customary terms and conditions. If consummated, the purchase price (including estimated expenses) would consist of $131 million of cash ($56 million of which will be financed by bank term loans), the issuance of notes payable to the seller of $150 million, and the assumption of certain capital lease obligations of approximately $31.5 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Index to Financial Statements which appears on page F-1 herein.
                                       19

FORM 11-K INFORMATION
     FCI, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as applicable, will file as an amendment to this Annual Report of Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Flagstar Thrift Plan and the Denny's Inc. Profit Sharing Retirement Plan.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information required by this item with respect to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference of all information under the captions entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of the Stockholders to be held on April 24, 1996 (the "Proxy Statement"). The information required by this item with respect to the Company's executive officers appears in Item I of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is furnished by incorporation by reference of all information under the caption entitled "Executive Compensation" in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by this item is furnished by incorporation by reference of all information under the caption "General -- Ownership of Capital Securities" in the Company's Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CERTAIN TRANSACTIONS
     The information required by this item is furnished by incorporation by reference of all information under the caption "Certain Transactions" in the Company's Proxy Statement.
DESCRIPTION OF INDEBTEDNESS
     The following summary of the principal terms of the current indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, copies of which have been filed as exhibits to this Annual Report on Form 10-K. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference.
     THE RESTATED CREDIT AGREEMENT
     In connection with the Recapitalization, Flagstar entered into the Restated Credit Agreement, pursuant to which senior debt facilities were established consisting (after certain adjustments and prepayments subsequent to the closing of the Recapitalization) of (i) a $171.3 million senior term loan (the "Term Facility"), and (ii) a $350 million senior revolving credit facility (the "Revolving Credit Facility" and, together with the Term Facility, the "Bank Facilities"), with sublimits for working capital advances and standby letters of credit, and a swing line facility of up to $30 million. The proceeds of the Term Facility were used principally to refinance comparable facilities under a prior credit agreement and the balance was used to finance the redemption of certain debt securities pursuant to the Recapitalization and to pay certain transaction costs. Proceeds of the Revolving Credit Facility may be used solely to provide working capital to the Company.
     In connection with the sale of its food and vending operation on June 17, 1994 the Term Facility was repaid in full and the Revolving Credit Facility was reduced to $250 million. The sale of PFC, TWRS, and VS during 1995 further reduced the Revolving Credit Facility to $160 million at December 31, 1995. Under the Restated Credit Agreement, the
                                       20

Revolving Credit Facility is scheduled to terminate on June 17, 1996 (the "Termination Date"), the second anniversary of the repayment of the Term Facility. The Company is currently negotiating the terms of a new working capital and letter of credit facility. For additional information concerning such New Facility see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".
     Flagstar has obtained the waivers and consents necessary under the Restated Credit Agreement to permit it to enter into and perform its obligations under the Coco's and Carrows transactions described elsewhere herein. See "Management's Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources."
     The Restated Credit Agreement as currently in effect provides generally that the working capital advances under the Revolving Credit Facility must be repaid in full and not reborrowed for at least 30 consecutive days during any thirteen-month period but at least once during each fiscal year. Under the Restated Credit Agreement, Flagstar is required to permanently reduce the Revolving Credit Facility by the aggregate amount of Net Cash Proceeds (as defined therein) received from (i) the sale, lease, transfer or other disposition of assets of the Company (other than dispositions of assets permitted by the terms of the Restated Credit Agreement and other dispositions of assets not exceeding $5,000,000 in any fiscal year or $1,000,000 in any transaction or series of related transactions) and (ii) the sale or issuance by FCI or any of its subsidiaries of any Debt (as defined therein) (other than Debt permitted by the terms of the Restated Credit Agreement and to the extent the Net Cash Proceeds are applied to refinance certain existing Subordinated Debt (as defined therein)).
     The Restated Credit Agreement contains covenants customarily found in credit agreements for leveraged financings that restrict, among other things,
(i) liens and security interests other than liens securing the obligations under the Restated Credit Agreement, certain liens existing as of the date of effectiveness of the Restated Credit Agreement, certain liens in connection with the financing of capital expenditures, certain liens arising in the ordinary course of business, including certain liens in connection with intercompany transactions and certain other exceptions; (ii) the incurrence of Debt, other than Debt in respect of the Recapitalization, Debt under the Loan Documents (as defined therein), the 10 3/4% Notes, the 11 3/8% Debentures, certain capital lease obligations, certain Debt in existence on the date of the Restated Credit Agreement, certain Debt in connection with the financing of capital expenditures, certain Debt in connection with Investments (as defined therein) in new operations, properties and franchises, certain trade letters of credit, certain unsecured borrowings in the ordinary course of business, certain intercompany indebtedness and certain other exceptions; (iii) lease obligations, other than obligations in existence as of the effectiveness of the Restated Credit Agreement, certain leases entered into in the ordinary course of business, certain capital leases, certain intercompany leases and certain other exceptions; (iv) mergers or consolidations, except for certain intercompany mergers or consolidations and certain mergers to effect certain transactions otherwise permitted under the Restated Credit Agreement; (v) sales of assets, other than certain dispositions of inventory and obsolete or surplus equipment in the ordinary course of business, certain dispositions in the ordinary course of business of properties no longer used or useful to the business of the Company, certain intercompany transactions, certain dispositions in connection with the sale and leaseback transactions, and certain exchanges of real property, fixtures and improvements for other real property, fixtures and improvements; (vi) investments, other than certain intercompany indebtedness, certain investments made in connection with joint venture or franchise arrangements, certain loans to employees, investments in new operations, properties or franchises subject to certain limitations and certain other exceptions; (vii) payment of dividends or other distributions with respect to capital stock of Flagstar, other than dividends from Flagstar to FCI to enable FCI to repurchase Common Stock and FCI stock options from employees in certain circumstances, payments to FCI with respect to fees and expenses incurred in the ordinary course of business by FCI in its capacity as a holding company for Flagstar, payments under a tax sharing agreement among FCI, Flagstar and its subsidiaries and certain other exceptions; (viii) sales or dispositions of the capital stock of subsidiaries other than sales by certain subsidiaries of Flagstar to Flagstar or certain other subsidiaries and certain other exceptions;
(ix) the conduct by Flagstar or certain of its subsidiaries of business inconsistent with its status as a holding company or single purpose subsidiary, as the case may be, or entering into transactions inconsistent with such status; and (x) the prepayment of Debt, other than certain payments of Debt in existence on the date of the Restated Credit Agreement, certain payments to retire Debt in connection with permitted dispositions of assets, certain prepayments of advances under the Restated Credit Agreement and certain other exceptions.
     The Restated Credit Agreement also contains covenants that require Flagstar and its subsidiaries on a consolidated basis to meet certain financial ratios and tests described below:
     TOTAL DEBT TO EBITDA RATIO. Flagstar and its subsidiaries on a consolidated basis are required not to permit the ratio of (a) Adjusted Total Debt (as defined below) outstanding on the last day of any fiscal quarter to (b) EBITDA (as defined
                                       21
below) for the Rolling Period (as defined below) ending on such day to be more than a specified ratio, ranging from a ratio of 5.70:1.00 applicable upon the effectiveness of the Restated Credit Agreement to a ratio of 6.50:1.00 applicable on or after December 31, 1995.
     SENIOR DEBT TO EBITDA RATIO. Flagstar and its subsidiaries on a consolidated basis are required not to permit the ratio of (a) Adjusted Senior Debt (as defined below) outstanding on the last day of any fiscal quarter to (b) EBITDA for the Rolling Period ending on such day to be more than a specified ratio, ranging from a ratio of 3.50:1.00 applicable upon the effectiveness of the Restated Credit Agreement to a ratio of 2.50:1.00 on or after December 31, 1999 (3.30:1.00 as of the Termination Date).
     INTEREST COVERAGE RATIO. Flagstar and its subsidiaries on a consolidated basis are required not to permit the ratio, determined on the last day of each fiscal quarter for the Rolling Period then ended, of (a) EBITDA less Adjusted Cash Capital Expenditures (as defined below) to (b) Adjusted Cash Interest Expense (as defined below) to be less than a specified ratio, ranging from a ratio of 1.20:1.00 applicable upon the effectiveness of the Restated Credit Agreement to a ratio of 1.60:1.00 on or after December 31, 1997 (1.25:1.00 as of the Termination Date).
     CAPITAL EXPENDITURES TEST. Flagstar and its subsidiaries are prohibited from making capital expenditures in excess of $195,000,000, $210,000,000, and $200,000,000 in the aggregate for the fiscal years ending December 31, 1992 through 1994, respectively. For the fiscal year ending December 31, 1995 Flagstar and its subsidiaries are prohibited from making capital expenditures in excess of the sum of $175,000,000 plus the available cash proceeds received during such period from the PFC and TWRS sales transactions, subject to certain restrictions, including, without limitation, a reduction equal to the amount of certain prepayments of funded debt during such period. Subsequent to 1995, capital expenditures in excess of $275,000,000 in the aggregate are prohibited for each fiscal year thereafter.
     "Adjusted Cash Capital Expenditures" is defined in the Restated Credit Agreement to mean, for any period, Cash Capital Expenditures (as defined below) less, for each of the Rolling Periods (as defined below) ending September 30, 1995 through March 31, 1996, an amount equal to the sum of (i) a specified amount, ranging from $125,000,000 for the Rolling Period ending September 30, 1995 to $65,000,000 for the Rolling Period ending March 31, 1996, plus (ii) the available cash proceeds received during such rolling period from the PFC and TWRS sales transactions, subject to certain restrictions, including, without limitation, a reduction equal to the amount of certain prepayments of funded debt during such period.
     "Adjusted Cash Interest Expense" is defined in the Restated Credit Agreement to mean, for any Rolling Period (as defined below), Cash Interest Expense (as defined below) for such Rolling Period.
     "Adjusted Senior Debt" is defined in the Restated Credit Agreement to mean Senior Debt (as defined therein) outstanding on the last day of any fiscal quarter.
     "Adjusted Total Debt" is defined in the Restated Credit Agreement to mean Total Debt (as defined below) outstanding on the last day of any fiscal quarter.
     "Capex Financing" is defined in the Restated Credit Agreement to mean, with respect to any capital expenditure, the incurrence by certain subsidiaries of Flagstar of any Debt (including capitalized leases) secured by a mortgage or other lien on the asset that is the subject of such capital expenditure, to the extent that the Net Cash Proceeds of such Debt do not exceed the amount of such capital expenditure.
     "Cash Capital Expenditures" is defined in the Restated Credit Agreement to mean, for any period, without duplication, capital expenditures of the Company for such period, LESS (without duplication) (i) the Net Cash Proceeds of all Capex Financings during such period and (ii) the aggregate amount of the principal component of all obligations of the Company in respect of capitalized leases entered into during such period.
     "Cash Interest Expense" is defined in the Restated Credit Agreement to mean, for any Rolling Period, without duplication, interest expense net of interest income, whether paid or accrued during such Rolling Period (including the interest component of capitalized lease obligations) on all Debt, INCLUDING, without limitation, (a) interest expense in respect of advances under the Restated Credit Agreement, the 10 7/8% Notes (as defined below) and the Subordinated Debt (as defined therein), (b) commissions and other fees and charges payable in connection with letters of credit, (c) the net payment, if any, payable in connection with all interest rate protection contracts and (d) interest capitalized during construction, but EXCLUDING, in each case, interest not payable in cash (including amortization of discount and deferred debt expenses), all as determined in accordance with generally accepted accounting principles as in effect on December 31, 1991.
                                       22

     "EBITDA" of any person is defined in the Restated Credit Agreement to mean, for any period, on a consolidated basis, net income (or net loss) PLUS the sum of (a) interest expense net of interest income, (b) income tax expense, (c) depreciation expense, (d) amortization expense and (e) extraordinary or unusual losses included in net income (net of taxes to the extent not already deducted in determining such losses) LESS extraordinary or unusual gains included in net income (net of taxes to the extent not already deducted in determining such gains), in each case determined in accordance with generally accepted accounting principles as in effect on December 31, 1991.
     "Funded Debt" is defined in the Restated Credit Agreement to mean the principal amount of Debt in respect of advances under the Bank Facilities and the principal amount of all Debt that should, in accordance with generally accepted accounting principles as in effect on December 31, 1991, be recorded as a liability on a balance sheet and matures more than one year from the date of creation or matures within one year from such date but is renewable or extendible, at the option of the debtor, to a date more than one year from such date or arises under a revolving credit or similar agreement that obligates the lender or lenders to extend credit during period of more than one year from such date, including, without limitation, all amounts of Funded Debt required to be paid or prepaid within one year from the date of determination.
     "Rolling Period" is defined in the Restated Credit Agreement to mean, for any fiscal quarter, such quarter and the three preceding fiscal quarters.
     "Total Debt" outstanding on any date is defined in the Restated Credit Agreement to mean the sum, without duplication, of (a) the aggregate principal amount of all Debt of Flagstar and its subsidiaries, on a consolidated basis, outstanding on such date to the extent such Debt constitutes indebtedness for borrowed money, obligations evidenced by notes, bonds, debentures or other similar instruments, obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired or obligations as lessee under leases that have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases, (b) the aggregate principal amount of all Debt of Flagstar and its subsidiaries , on a consolidated basis, outstanding on such date constituting direct or indirect guarantees of certain Debt of others and (c) the aggregate principal amount of all Funded Debt of Flagstar and its subsidiaries on a consolidated basis consisting of obligations, contingent or otherwise, under acceptance, letter of credit or similar facilities; PROVIDED that advances under the Revolving Credit Facility shall be included in Total Debt only to the extent of the average outstanding principal amount thereof outstanding during the 12-month period ending on the date of determination.
     Under the Restated Credit Agreement, an event of default will occur if, among other thing, (i) any person or group of two or more persons acting in concert (other than KKR, Gollust Tierney & Oliver and their respective affiliates) acquires, directly or indirectly, beneficial ownership of securities of FCI representing, in the aggregate, more of the votes entitled to be cast by all voting stock of FCI than the votes entitled to be cast by all voting stock of FCI beneficially owned, directly or indirectly, by KKR and its affiliates,
(ii) any person or group of two or more persons acting in concert (other than KKR and its affiliates) acquires by contract or otherwise, or enters into a contract or arrangement that results in its or their acquisition of the power to exercise, directly or indirectly, a controlling influence over the management or policies of Flagstar or FCI or (iii) Flagstar shall cease at any time to be a wholly-owned subsidiary of FCI. If such an event of default were to occur, the lenders under the Related Credit Agreement would be entitled to exercise a number of remedies, including acceleration of all amounts owed under the Restated Credit Agreement.
     PUBLIC DEBT
     As part of the Recapitalization, Flagstar consummated on November 16, 1992 the sale of $300 million aggregate principal amount of 10 7/8% Senior Notes Due 2002 (the "10 7/8% Notes") and issued pursuant to an exchange offer for previously outstanding debt issues $722.4 million principal amount of 11.25% Senior Subordinated Debentures Due 2004 (the "11.25% Debentures"). On September 23, 1993, Flagstar consummated the sale of $275 million aggregate principal amount of 10 3/4% Senior Notes Due 2001 (the "10 3/4% Notes") and $125 million aggregate principal amount of 11 3/8% Senior Subordinated Debentures Due 2003 (the "11 3/8% Debentures"). The 10 7/8% Notes and the 10 3/4% Notes are general unsecured obligations of Flagstar and rank PARI PASSU in right of payment with Flagstar's obligations under the Restated Credit Agreement. The 11.25% Debentures are general unsecured obligations of Flagstar and are subordinate in right of payment to the obligations of Flagstar under the Restated Credit Agreement, the 10 7/8% Notes and the 10 3/4% Notes. The 11.25% Debentures rank PARI PASSU in right of payment with the 11 3/8% Debentures. All such debt is senior in right of payment to the 10% Debentures.
                                       23

     THE SENIOR NOTES. Interest on the 10 7/8% Notes is payable semi-annually in arrears on each June 1 and December 1. They will mature on December 1, 2002. The 10 7/8% Notes will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after December 1, 1997, initially at a redemption price equal to 105.4375% of the principal amount thereof to and including November 30, 1998, at a decreased price thereafter to and including November 30, 1999 and thereof at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 10 3/4% Notes is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2001. The 10 3/4% Notes may not be redeemed prior to maturity, except that prior to September 15, 1996, the Company may redeem up to 35% of the original aggregate principal amount of the 10 3/4% Notes, at 110% of their principal amount, plus accrued interest, with that portion, if any, of the net proceeds of any public offering for cash of the Common Stock that is used by FCI to acquire from the Company shares of common stock of the Company.
     THE SENIOR SUBORDINATED DEBENTURES. Interest on the 11.25% Debentures is payable semi-annually in arrears on each May 1 and November 1. They will mature on November 1, 2004. The 11.25% Debentures will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after November 1, 1997, initially at a redemption price equal to 105.625% of the principal amount thereof to and including October 31, 1998, at decreasing prices thereafter to and including October 31, 2002 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 11 3/8% Debentures is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2003. The
11 3/8% Debentures will be redeemable, in whole or in part, at the option of the Flagstar, at any time on or after September 15, 1998, initially at a redemption price equal to 105.688% of the principal amount thereof to and including September 14, 1999, at 102.844% of the principal amount thereof to and including September 14, 2000 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     THE 10% DEBENTURES. Interest on the 10% Debentures is payable semi-annually in arrears on each May 1 and November 1. The 10% Debentures mature on November 1, 2014. Unless previously redeemed, the 10% Debentures are convertible at any time at the option of the holders thereof by exchange into shares of Common Stock at a conversion price of $24.00 per share, subject to adjustment. The 10% Debentures are redeemable, in whole or in part, at the option of the Company upon payment of a premium. The Company is required to call for redemption on November 1, 2002 and on November 1 of each year thereafter, through and including November 1, 2013, $7,000,000 principal amount of the 10% Debentures. A "Change of Control" having occurred on November 16, 1992, holders of the 10% Debentures had the right, under the indenture relating thereto, to require the Company, subject to certain conditions, to repurchase such securities at 101% of their principal amount together with interest accrued to the date of purchase. On February 19, 1993, FCI made such an offer to repurchase the $100 million of 10% Debentures then outstanding. On March 24, 1993 the Company repurchased $741,000 principal amount of the 10% Debentures validly tendered and accepted pursuant to such offer.
     MORTGAGE FINANCINGS
     A subsidiary of Flagstar had issued and outstanding, at December 31, 1995, $202.7 million in aggregate principal amount of 10 1/4% Guaranteed Secured Bonds due 2000. Interest is payable semi-annually in arrears on each November 15 and May 15. As a result of the downgrade of Flagstar's outstanding debt securities during 1994, certain payments by the Company which fund such interest payments are due and payable on a monthly basis. Principal payments total $12.5 million annually for the years 1996 through 1999; and $152.7 million in 2000. The bonds are secured by a financial guaranty insurance policy issued by Financial Security Assurance, Inc. and by collateral assignment of mortgage loans on 238 Hardee's and 148 Quincy's restaurants.
     Another subsidiary of Flagstar had outstanding $160 million aggregate principal amount of 11.03% Notes due 2000. Interest is payable quarterly in arrears, with the principal maturing in a single installment payable in July 2000. These notes are redeemable, in whole, at the subsidiary's option, upon payment of a premium. They are secured by a pool of cross-collateralized mortgages on approximately 240 Denny's restaurant properties.
                                       24

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

EXHIBIT
  NO.      DESCRIPTION
* 3.1      Restated Certificate of Incorporation of FCI and amendment thereto dated November 16, 1992 (incorporated by reference to Exhibit 3.1 to FCI's 1992 Form 10-K, File No. 0-18051 (the "1992 Form 10-K")).
* 3.2      Certificate of Designations for the $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock of FCI
           (incorporated by reference to Exhibit 3.2 to the 1992 Form 10-K).
* 3.3      Certificate of Ownership and Merger of FCI dated June 16, 1993 (incorporated by reference to Exhibit 3.3 to FCI's
           1993 Form 10-K, File No. 0-18051 (the "1993 Form 10-K")).
* 3.4      Certificate of Amendment to the Restated Certificate of Incorporation of FCI dated June 16, 1993 (incorporated by reference to Exhibit 3.4 to the 1993 Form 10-K).
  3.5      By-Laws of FCI as amended through July 26, 1995.
* 4.1      Specimen certificate of Common Stock of FCI (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 (No. 33-29769) of FCI (the "Form S-1")).
* 4.2      Specimen certificate of $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock of FCI (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-1 (No. 33-47339) of FCI (the "Preferred Stock
           S-1")).
* 4.3      Indenture between Flagstar and United States Trust Company of New York, as Trustee, relating to the 10% Debentures
           (including the form of security) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form
           S-4 (No. 33-48923) of Flagstar (the "11.25% Debentures S-4")).
* 4.4      Supplemental Indenture, dated as of August 7, 1992, between Flagstar and United States Trust Company of New York,
           as Trustee, relating to the 10% Debentures (incorporated by reference to Exhibit 4.9A to the 11.25% Debentures
           S-4).
* 4.5      Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing, and Assignment of
           Leases and Rents, from Denny's Realty, Inc. to State Street Bank and Trust Company, dated July 12, 1990
           (incorporated by reference to Exhibit 4.9 to Post-effective Amendment No. 1 to the Registration Statement on Form
           S-1 (No. 33-29769) of FCI (the "Form S-1 Amendment")).
* 4.6      Lease between Denny's Realty, Inc. and Denny's, Inc., dated as of December 29, 1989, as amended and restated as of
           July 12, 1990 (incorporated by reference to Exhibit 4.10 to the Form S-1 Amendment).
* 4.7      Indenture dated as of July 12, 1990 between Denny's Realty, Inc. and State Street Bank and Trust Company relating to certain mortgage notes (incorporated by reference to Exhibit 4.11 to the Form S-1 Amendment).
* 4.8      Mortgage Note in the amount of $10,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.15 to the 11.25% Debentures S-4).
* 4.9      Mortgage Note in the amount of $52,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
* 4.10     Mortgage Note in the amount of $98,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.17 to the 11.25% Debentures S-4).
* 4.11     Indenture between Secured Restaurants Trust and The Citizens and Southern National Bank of South Carolina, dated as of November 1, 1990, relating to certain Secured Bonds (incorporated by reference to Exhibit 4.18 to the 11.25%
           Debentures S-4).
* 4.12     Amended and Restated Trust Agreement between Spartan Holdings, Inc., as Depositor for Secured Restaurants Trust,
           and Wilmington Trust Company, dated as of October 15, 1990 (incorporated by reference to Exhibit 3.3 to the
           Registration Statement on Form S-11 (No. 33-36345) of Secured Restaurants Trust (the "Form S-11")).

                                       25

EXHIBIT
  NO.      DESCRIPTION
* 4.13     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8% Notes
           (incorporated by reference to Exhibit 4.13 to the 1992 Form 10-K).
* 4.14     Supplemental Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8%
           Notes (incorporated by reference to Exhibit 4.14 to the 1992 Form 10-K).
* 4.15     Form of 10 7/8% Note (incorporated by reference to Exhibit 4.15 to the 1992 Form 10-K).
* 4.16     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11.25%
           Debentures (incorporated by reference to Exhibit 4.16 to the 1992 Form 10-K).
* 4.17     Form of 11.25% Debenture (incorporated by reference to Exhibit 4.17 to the 1992 Form 10-K).
* 4.18     Amended and Restated Credit Agreement, dated as of October 26, 1992, among Flagstar and TWS Funding, Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (incorporated by reference to Exhibit 28.1 to the Current Report on Form 8-K of Flagstar filed as of November 20, 1992 (the "Form
           8-K")).
* 4.19     Closing Agreement dated as of November 12, 1992, among Flagstar and TWS Funding Inc., as borrowers, certain lenders and co-agents named therein, and Citibank, N.A., as managing agent (incorporated by reference to Exhibit 28.2 to the Form 8-K).
* 4.20     First Amendment to the Amended and Restated Credit Agreement dated as of December 23, 1992 (incorporated by reference to Exhibit 4.20 to the 1992 Form 10-K).
* 4.21     Second Amendment to the Amended and Restated Credit Agreement dated as of August 5, 1993 (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-2 (No. 33-49843) of Flagstar (the "Form S-2")).
* 4.22     Third Amendment to the Amended and Restated Credit Agreement dated as of December 15, 1993 (incorporated by reference to Exhibit 4.22 to the 1993 Form 10-K).
* 4.23     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 3/4% Notes
           (incorporated by reference to Exhibit 4.23 to the 1993 Form 10-K).
* 4.24     Form of 10 3/4% Note (incorporated by reference to Exhibit 4.24 to the 1993 Form 10-K).
* 4.25     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11 3/8%
           Debentures (incorporated by reference to Exhibit 4.25 to the 1993 Form 10-K).
* 4.26     Form of 11 3/8% Debenture (incorporated by reference to Exhibit 4.26 to the 1993 Form 10-K).
* 4.27     Fourth Amendment to the Amended and Restated Credit Agreement dated as of April 26, 1994 (incorporated by reference to Exhibit 10.2 to FCI's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1994 (the "1994
           Form 10-Q")).
* 4.28     Sixth Amendment to the Amended and Restated Credit Agreement dated as of June 17, 1994 (incorporated by reference to Exhibit 4.28 to FCI's 1994 Form 10-K, File No. 0-18051 (the "1994 Form 10-K").
* 4.29     Seventh Amendment to the Amended and Restated Credit Agreement dated as of October 7, 1994 (incorporated by reference to Exhibit 4.29 to the 1994 Form 10-K).
  4.30     Eighth Amendment to the Amended and Restated Credit Agreement dated as of January 6, 1995.
  4.31     Ninth Amendment to the Amended and Restated Credit Agreement dated as of August 24, 1995.
  4.32     Tenth Amendment to the Amended and Restated Credit Agreement dated as of November 21, 1995.
*10.1      Stock Purchase Agreement, dated as of April 26, 1994, among Flagstar, Canteen Holdings, Inc., Compass Group PLC and
           Compass Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the 1994 Form 10-Q).
*10.2      Warrant Agreement, dated November 16, 1992, among FCI, TW Associates and KKR Partners II (incorporated by reference to Exhibit 10.41 to the 1992 Form 10-K).
*10.3      Consent Order dated March 26, 1993 between the U.S. Department of Justice, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.42 to the Form S-2).
*10.4      Fair Share Agreement dated July 1, 1993 between FCI and the NAACP (incorporated by reference to Exhibit 10.43 to the Form S-2).
*10.5      Amendment No. 2 to Stockholders' Agreement, dated as of April 6, 1993, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to Exhibit 10 to
           Flagstar's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-9364).
*10.6      Amendment (No. 3) to Stockholders' Agreement, dated as of January 1, 1995, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to Exhibit 10.6 to the
           1994 Form 10-K).
*10.7      Form of Agreement providing certain supplemental retirement benefits (incorporated by reference to Exhibit 10.7 to the 1992 Form 10-K).

                                       26

EXHIBIT
  NO.      DESCRIPTION
*10.8      Form of Supplemental Executive Retirement Plan Trust of Flagstar (incorporated by reference to Exhibit 10.8 to the
           1992 Form 10-K).
*10.9      FCI 1989 Non-Qualified Stock Option Plan, as adopted December 1, 1989 and amended through June 7, 1994
           (incorporated by reference to Exhibit 10.9 to the 1994 Form 10-K).
*10.10     FCI 1990 Non-Qualified Stock Option Plan, as adopted July 31, 1990 and amended through April 28, 1992 (incorporated by reference to Exhibit 10.10 to the 1994 Form 10-K).
*10.11     Form of Non-Qualified Stock Option Award Agreement pursuant to FCI 1990 Non-Qualified Stock Option Plan
           (incorporated by reference to Exhibit 10.10 to the Form S-1 Amendment).
*10.12     Form of Mortgage related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.1 to the
           Form S-11).
*10.13     Mortgage Note in the amount of $521,993,982, made by Flagstar Enterprises, Inc. in favor of Spartan Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.12 to the 11.25% Debentures S-4).
*10.14     Mortgage Note in the amount of $210,077,402, made by Quincy's Restaurants, Inc. in favor of Spartan Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.13 to the 11.25% Debentures S-4).
*10.15     Loan Agreement between Secured Restaurants Trust and Spardee's Realty, Inc., dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.14 to the 11.25% Debentures S-4).
*10.16     Loan Agreement between Secured Restaurants Trust and Quincy's Realty, Inc., dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.15 to the 11.25% Debentures S-4).
*10.17     Insurance and Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.16 to the 11.25% Debentures S-4).
*10.18     Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.17 to the 11.25% Debentures S-4).
*10.19     Bank Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.18 to the 11.25% Debentures S-4).
*10.20     Indemnification Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.19 to the 11.25% Debentures S-4).
*10.21     Liquidity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.20 to the 11.25% Debentures S-4).
*10.22     Financial Guaranty Insurance Policy, issued November 15, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.21 to the 11.25% Debentures S-4).
*10.23     Amended and Restated Lease between Quincy's Realty, Inc. and Quincy's Restaurants, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.22 to the 11.25% Debentures S-4).
*10.24     Amended and Restated Lease between Spardee's Realty, Inc. and Spardee's Restaurants, Inc., dated as of November 1,
           1990 (incorporated by reference to Exhibit 10.23 to the 11.25% Debentures S-4).
*10.25     Collateral Assignment Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.24 to the 11.25% Debentures S-4).
*10.26     Form of Assignment of Leases and Rents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.12 to the Form S-11).
*10.27     Spartan Guaranty, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.26 to the 11.25% Debentures S-4).
*10.28     Form of Hardee's License Agreement related to Secured Restaurants Trust transaction (incorporated by reference to
           Exhibit 10.14 to the Form S-11).
*10.29     Stock Pledge Agreement among Flagstar Enterprises, Inc. and Secured Restaurants Trust, dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.28 to the 11.25% Debentures S-4).
*10.30     Stock Pledge Agreement among Quincy's Restaurants, Inc. and Secured Restaurants Trust, dated as of November 1, 1990
           (incorporated by reference to Exhibit 10.29 to the 11.25% Debentures S-4).
*10.31     Management Agreement, dated as of November 1, 1990, related to the Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.30 to the 11.25% Debentures S-4).
*10.32     Form of Collateral Assignment of Security Documents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.17 to the Form S-11).
*10.33     Flagstar Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
           (incorporated by reference to Exhibit 10.32 to the 11.25% Debentures S-4).
*10.34     Subordinated Promissory Note, dated July 28, 1992, from Flagstar to FCI (incorporated by reference to Exhibit 10.33 to the 11.25% Debentures S-4).
*10.35     Development Agreement between the Company and Hardee's Food Systems, Inc., dated January 1992 (incorporated by reference to Exhibit 10.33 to the Preferred Stock S-1).

                                       27

EXHIBIT
  NO.      DESCRIPTION
*10.36     Stock and Warrant Purchase Agreement, dated as of August 11, 1992, between FCI and TW Associates (incorporated by reference to Exhibit 10.38 to the 11.25% Debentures S-4).
*10.37     Stockholders' Agreement, dated as of August 11, 1992, among FCI, GTO (on behalf of itself and certain affiliated partnerships), DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit 10.39 to the 11.25% Debentures S-4).
*10.38     Technical Amendment to the Stockholders' Agreement dated as of September 30, 1992, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit
           10.39A to the 11.25% Debentures S-4).
*10.39     Richardson Shareholder Agreement, dated as of August 11, 1992, between FCI and Jerome J. Richardson (incorporated by reference to Exhibit 10.40 to the 11.25% Debentures S-4).
*10.40     Employment Agreement, dated as of August 11, 1992, between Flagstar and Jerome J. Richardson (incorporated by reference to Exhibit 10.41 to the 11.25% Debentures S-4).
 10.41     Amended and Restated Employment Agreement, dated as of January 1, 1996, between Flagstar and Jerome J. Richardson.
*10.42     Employment Agreement, dated as of January 10, 1995, between FCI and James B. Adamson (incorporated by reference to
           Exhibit 10.42 to the 1994 Form 10-K).
*10.43     Adamson Shareholder Agreement, dated as of January 10, 1995, between Associates and James B. Adamson (incorporated by reference to Exhibit 10.43 to the 1994 Form 10-K.)
*10.44     Amendment to Employment Agreement, dated as of February 27, 1995, between FCI and James B. Adamson (incorporated by reference to Exhibit 10.44 to the 1994 Form 10-K).
*10.45     Employment Agreement, dated as of June 7, 1993, between Flagstar and C. Ronald Petty (incorporated by reference to
           Exhibit 10.47 to the 1994 Form 10-K).
*10.46     Form of Agreement providing certain severance benefits (incorporated by reference to Exhibit 10.48 to the 1994 Form
           10-K)
*10.47     Amended Consent Decree dated May 24, 1994 (incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K).
*10.48     Consent Decree dated May 24, 1994 among certain named claimants, individually and on behalf of all others similarly situated, Flagstar and Denny's, Inc. (incorporated by reference to Exhbit 10.51 to the 1994 Form 10-K).
 11        Computation of Earnings (Loss) Per Share.
 12        Computation of Ratio of Earnings to Fixed Charges.
 21        Subsidiaries of Flagstar.
 23        Consent of Deloitte & Touche LLP.
 27        Financial Data Schedule.

* Certain of the exhibits to this Annual Report on Form 10-K, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof as of their respective dates.
(b) The Company filed a report of Form 8-K on December 28, 1995 providing certain information in Item 2. Acquisition or Disposition of Assets of such report. This filing reported the consummation of sales of the Company's subsidiaries engaged in the recreation services business and in the concessions business. An unaudited pro forma condensed consolidated balance sheet for September 30, 1995 and unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 1994 and the nine months ended September 30, 1995 were included in such filing.
                                       28

                            FLAGSTAR COMPANIES, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                          PAGE
Independent Auditors' Report...........................................................................................    F-2
Statements of Consolidated Operations for the Three Years Ended December 31, 1993, 1994 and 1995.......................    F-3
Consolidated Balance Sheets as of December 31, 1994 and 1995...........................................................    F-4
Statements of Consolidated Cash Flows for the Three Years Ended December 31, 1993, 1994 and 1995.......................    F-5
Notes to Consolidated Financial Statements.............................................................................    F-7

                          INDEPENDENT AUDITORS' REPORT
FLAGSTAR COMPANIES, INC.
     We have audited the accompanying consolidated balance sheets of Flagstar Companies, Inc. and subsidiaries (the Company) as of December 31, 1994 and 1995, and the related statements of consolidated operations and consolidated cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets.
DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 14, 1996
                                      F-2

                            FLAGSTAR COMPANIES, INC.
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                      1993            1994            1995
Operating revenue..............................................................   $ 2,615,169     $ 2,665,966      $2,571,487
Operating expenses:
  Product cost.................................................................       899,145         919,087         864,505
  Payroll & benefits...........................................................       905,231         919,928         916,951
  Depreciation & amortization expense..........................................       170,231         129,633         132,872
  Utilities expenses...........................................................        99,767          99,021          98,212
  Other........................................................................       379,992         394,012         393,482
  Write-off of goodwill and certain other intangible assets (Note 3)...........     1,104,553              --              --
  Provision for (recovery of) restructuring charges (Note 2)...................       158,620          (7,207 )        15,873
  Charge for impaired assets (Note 2)..........................................            --              --          51,358
                                                                                    3,717,539       2,454,474       2,473,253
Operating income (loss)........................................................    (1,102,370 )       211,492          98,234
Other charges (credits):
  Interest and debt expense (Note 4)...........................................       214,541         232,515         232,874
  Interest income..............................................................        (1,416 )        (5,077 )        (3,725)
  Other -- net.................................................................         2,397           3,087           2,005
                                                                                      215,522         230,525         231,154
Loss before income taxes.......................................................    (1,317,892 )       (19,033 )      (132,920)
Benefit from income taxes (Note 6).............................................       (79,328 )        (2,213 )           (14)
Loss from continuing operations................................................    (1,238,564 )       (16,820 )      (132,906)
Gain on sale of discontinued operation, net of income tax provision of: 1994 --
  $9,999; 1995 -- $10,092 (Note 13)............................................            --         399,188          77,877
Loss from discontinued operations, net of income tax provision (benefit) of:
  1993 -- $(1,821); 1994 -- $471; 1995 -- $(1,361) (Note 13)...................      (409,671 )        (6,518 )          (636)
Income (loss) before extraordinary items and cumulative effect of change in
  accounting principle.........................................................    (1,648,235 )       375,850         (55,665)
Extraordinary items, net of income tax provision (benefit) of: 1993 -- $(196);
  1994 -- $(174); 1995 -- $25 (Note 11)........................................       (26,405 )       (11,757 )           466
Cumulative effect of change in accounting principles, net of income tax benefit
  of: 1993 -- $90 (Note 1).....................................................       (12,010 )            --              --
Net income (loss)..............................................................    (1,686,650 )       364,093         (55,199)
Dividends on preferred stock...................................................       (14,175 )       (14,175 )       (14,175)
Net income (loss) applicable to common shareholders............................   $(1,700,825 )   $   349,918      $  (69,374)
Per share amounts applicable to common shareholders (Note 10):
Primary
  Loss from continuing operations..............................................   $    (29.56 )   $     (0.14 )    $    (3.47)
  Income (loss) from discontinued operations, net..............................         (9.67 )          7.52            1.82
  Income (loss) before extraordinary items and cumulative effect of change in
    accounting principle.......................................................        (39.23 )          7.38           (1.65)
  Extraordinary items, net.....................................................         (0.62 )         (0.22 )          0.01
  Cumulative effect of change in accounting principle, net.....................         (0.29 )            --              --
  Net income (loss)............................................................   $    (40.14 )   $      7.16      $    (1.64)
  Average outstanding and equivalent common shares.............................        42,370          52,223          42,431
Fully diluted
  Income (loss) from continuing operations.....................................   $    (29.56 )   $      0.26      $    (3.47)
  Income (loss) from discontinued operations, net..............................         (9.67 )          6.05            1.82
  Income (loss) before extraordinary items and cumulative effect of change in
    accounting principle.......................................................        (39.23 )          6.31      $    (1.65)
  Extraordinary items, net.....................................................         (0.62 )         (0.18 )          0.01
  Cumulative effect of change in accounting principle, net.....................         (0.29 )            --              --
  Net income (loss)............................................................   $    (40.14 )   $      6.13      $    (1.64)
  Average outstanding and equivalent shares....................................        42,370          64,921          42,431

                See notes to consolidated financial statements.
                                      F-3

                            FLAGSTAR COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                                       1994           1995
ASSETS
Current Assets:
  Cash and cash equivalents......................................................................  $    66,720    $   196,966
  Receivables, less allowance for doubtful accounts of: 1994 -- $4,561;
    1995 -- $2,506...............................................................................       37,381         29,844
  Merchandise and supply inventories.............................................................       62,293         32,445
  Net assets held for sale (Note 13).............................................................       77,320             --
  Other..........................................................................................       19,676         26,087
                                                                                                       263,390        285,342
Property:
  Property owned (at cost) (Notes 2 and 4):
    Land.........................................................................................      273,411        255,719
    Buildings and improvements...................................................................      813,305        838,956
    Other property and equipment.................................................................      462,421        484,684
Total property owned.............................................................................    1,549,137      1,579,359
Less accumulated depreciation....................................................................      477,176        569,079
Property owned -- net............................................................................    1,071,961      1,010,280
Buildings and improvements, vehicles, and other equipment held under capital leases (Note 5).....      194,348        170,859
Less accumulated amortization....................................................................       69,958         76,778
Property held under capital leases -- net........................................................      124,390         94,081
                                                                                                     1,196,351      1,104,361
Other Assets:
  Other intangible assets, net of accumulated amortization: 1994 -- $14,646; 1995 --
    $17,051......................................................................................       25,009         22,380
  Deferred financing costs -- net (Note 11)......................................................       71,955         63,482
  Other (including loan receivable from former officer of: 1994 -- $15,657; 1995 -- $16,454)
    (Note 12)....................................................................................       30,762         32,186
                                                                                                       127,726        118,048
                                                                                                   $ 1,587,467    $ 1,507,751
LIABILITIES
Current Liabilities:
  Current maturities of long-term debt (Note 4)..................................................  $    31,408    $    38,835
  Accounts payable...............................................................................      127,769        125,467
  Accrued salaries and vacations.................................................................       48,680         41,102
  Accrued insurance..............................................................................       44,675         48,060
  Accrued taxes..................................................................................       21,795         30,705
  Accrued interest and dividends.................................................................       47,568         42,916
  Other..........................................................................................       69,753         80,445
                                                                                                       391,648        407,530
Long-Term Liabilities:
  Debt, less current maturities (Note 4).........................................................    2,067,648      1,996,111
  Deferred income taxes (Note 6).................................................................       21,679         18,175
  Liability for self-insured claims..............................................................       58,128         53,709
  Other non-current liabilities and deferred credits.............................................      110,864        163,203
                                                                                                     2,258,319      2,231,198
Commitments and Contingencies (Notes 5 and 8)
Shareholders' Equity (Deficit) (Notes 7 and 9):
  $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock:
    $0.10 par value; 1994 and 1995, 25,000 shares authorized; 6,300 shares issued and
     outstanding; liquidation preference $157,500................................................          630            630
  Common stock:
    $0.50 par value; shares authorized -- 200,000; issued and outstanding 1994 -- 42,369,
      1995 -- 42,434.............................................................................       21,185         21,218
  Paid-in capital................................................................................      724,545        724,912
  Deficit........................................................................................   (1,807,900 )   (1,877,274 )
  Minimum pension liability adjustment...........................................................         (960 )         (463 )
                                                                                                    (1,062,500 )   (1,130,977 )
                                                                                                   $ 1,587,467    $ 1,507,751

                See notes to consolidated financial statements.
                                      F-4

                            FLAGSTAR COMPANIES, INC.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1993            1994            1995
Cash Flows from Operating Activities:
  Net income (loss)...........................................................   $(1,686,650 )   $   364,093     $   (55,199 )
  Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating
     Activities:
     Write-off of goodwill and certain other intangible assets................     1,104,553              --              --
     Provision for (recovery of) restructuring charges........................       158,620          (7,207 )        15,873
     Charge for impaired assets...............................................            --              --          51,358
     Depreciation and amortization of property................................       129,222         122,870         126,488
     Amortization of goodwill.................................................        27,449              --              --
     Amortization of other intangible assets..................................        13,560           6,763           6,384
     Amortization of deferred financing costs.................................         9,416           6,453           7,504
     Deferred income tax benefit..............................................       (84,413 )        (2,793 )        (3,451 )
     Other....................................................................         5,666          (7,363 )       (20,028 )
     Loss from discontinued operations, net...................................       409,671           6,518             636
     Gain on sale of discontinued operation, net..............................            --        (399,188 )       (77,877 )
     Extraordinary items, net.................................................        26,405          11,757            (466 )
     Cumulative effect of change in accounting principle, net.................        12,010              --              --
Changes in Assets and Liabilities Net of Effects from
  Dispositions and Restructurings:
  Decrease (increase) in assets:
     Receivables..............................................................       (10,105 )        (4,452 )        (4,713 )
     Inventories..............................................................        (5,159 )           340            (848 )
     Other current assets.....................................................          (864 )       (11,849 )        (7,086 )
     Other assets.............................................................         2,873           2,241          (2,622 )
  Increase (decrease) in liabilities:
     Accounts payable.........................................................        10,105           9,029          16,496
     Accrued salaries and vacations...........................................           612           8,821          (5,551 )
     Accrued taxes............................................................        10,878          (9,582 )          (429 )
     Other accrued liabilities................................................        60,796         (16,696 )        (4,014 )
     Other noncurrent liabilities and deferred credits........................       (65,737 )       (25,198 )       (28,364 )
Net cash flows from operating activities......................................       128,908          54,557          14,091
Cash Flows from Investing Activities:
  Purchase of property........................................................       (99,007 )      (154,480 )      (123,739 )
  Proceeds from dispositions of property......................................        33,678          20,135          25,693
  Advances to discontinued operations, net....................................       (51,607 )        (9,670 )        (6,952 )
  Proceeds from sale of discontinued operations...............................            --         447,073         172,080
  Proceeds from sale of subsidiary............................................            --              --         122,500
  Purchase of other long-term assets..........................................       (19,070 )        (6,205 )        (3,217 )
Net cash flows provided by (used in) investing activities.....................      (136,006 )       296,853         186,365

                See notes to consolidated financial statements.
                                      F-5

                            FLAGSTAR COMPANIES, INC.
               STATEMENTS OF CONSOLIDATED CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1993            1994            1995
Cash Flows from Financing Activities:
  Net working capital advances (repayments) under credit agreements...........   $    54,000       $(93,000)       $     --
  Long-term debt issued in connection with refinancings.......................       400,778             --              --
  Other long-term borrowings..................................................        22,146             --              --
  Deferred financing costs....................................................       (11,388 )          (25)             --
  Long-term debt payments.....................................................      (440,750 )     (201,664)        (56,035)
  Cash dividends on preferred stock...........................................       (14,175 )      (14,175)        (14,175)
  Net cash flows provided by (used in) financing activities...................        10,611       (308,864)        (70,210)
  Increase in cash and cash equivalents.......................................         3,513         42,546         130,246
Cash and Cash Equivalents at:
  Beginning of period.........................................................        20,661         24,174          66,720
  End of period...............................................................   $    24,174       $ 66,720        $196,966
Supplemental Cash Flow Information:
  Income taxes paid...........................................................   $     4,917       $  8,035        $  3,591
  Interest paid...............................................................   $   233,671       $244,478        $238,832
  Non-cash financing activities:
     Capital lease obligations................................................   $    64,029       $ 18,800        $  5,505
     Other financings.........................................................   $     1,278       $     --              --
     Dividends declared but not paid..........................................   $     3,544       $  3,544        $  3,544
  Non Cash investing activities:
     Other investing..........................................................   $        --       $     --        $  8,185

                See notes to consolidated financial statements.
                                      F-6

                            FLAGSTAR COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION
     Flagstar Companies, Inc. (Company) was incorporated under the laws of the State of Delaware on September 24, 1988 to effect the acquisition of Flagstar Corporation (Flagstar). Prior to June 16, 1993 the Company and Flagstar had been known, respectively, as TW Holdings, Inc. and TW Services, Inc.
     The acquisition was accounted for under the purchase method of accounting as of July 20, 1989. Accordingly, the Company has allocated its total purchase cost of approximately $1.7 billion to the assets and liabilities of Flagstar based upon their respective fair values, which were determined by valuations and other studies. As discussed in Note 3, during 1993 the Company determined that goodwill and certain intangible assets arising principally from the acquisition were impaired resulting in a write-off of such assets.
     The Company conducts business through its Denny's, Hardee's, Quincy's, and El Pollo Loco restaurant concepts. Denny's, a full service family restaurant chain, operates in forty-nine states, Puerto Rico, and four foreign countries, with principal concentrations in California, Florida, Texas, Washington, Arizona, Pennsylvania, Illinois, and Ohio. Hardee's competes in the quick-service sandwich segment and Quincy's operates in the steakhouse segment. The Company's Hardee's and Quincy's restaurant chains are located primarily in the southeastern United States; El Pollo Loco is a quick-service flame-broiled chicken concept which operates primarily in southern California.
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:
     (a) CONSOLIDATED FINANCIAL STATEMENTS. The Consolidated Financial Statements include the accounts of the Company, and its subsidiaries. See also Note 13, related to subsidiaries held for sale as of December 31, 1994. Certain 1993 and 1994 amounts have been reclassified to conform to the 1995 presentation.
     (b) FINANCIAL STATEMENT ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     (c) CASH AND CASH EQUIVALENTS. For purposes of the Statements of Consolidated Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     (d) INVENTORIES. Merchandise and supply inventories are valued primarily at the lower of average cost or market.
     (e) PROPERTY AND DEPRECIATION. Property and equipment owned are depreciated on the straight-line method over its estimated useful life. Property held under capital leases (at capitalized value) is amortized over its estimated useful life, limited generally by the lease period. The following estimated useful service lives were in effect during all periods presented in the financial statements:
         Merchandising equipment -- Principally five to ten years
         Buildings -- Fifteen to forty years
         Other equipment -- Two to ten years
         Leasehold improvements -- Estimated useful life limited by the lease period.
     (f) GOODWILL AND OTHER INTANGIBLE ASSETS. The excess of cost over the fair value of net assets of companies acquired had been amortized over a 40-year period on the straight-line method prior to being written-off at December 31, 1993. Other intangible assets consist primarily of costs allocated in the acquisition to tradenames, franchise and other operating agreements. Such assets are being amortized on the straight-line basis over the useful lives of the franchise or the contract period of the operating agreements. Certain tradenames, franchise and other operating
                                      F-7

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued agreements were amortized over periods up to 40 years on the straight-line basis prior to being written-off at December 31, 1993. The Company assesses the recoverability of goodwill and other intangible assets by projecting future net income, before the effect of amortization of intangible assets, over the remaining amortization period of such assets. Management believes that the projected future results are the most likely scenario assuming historical trends continue. See Note 3 for further discussion of the write-off of goodwill and certain other intangible assets.
     (g) IMPAIRMENT OF LONG-LIVED ASSETS. During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". Pursuant to this statement, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In addition, long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. See Note 2 for further discussion of the impairment of long-lived assets.
     (h) DEFERRED FINANCING COSTS. Costs related to the issuance of debt are deferred and amortized as a component of interest and debt expense over the terms of the respective debt issues using the interest method.
     (i) PREOPENING COSTS. The Company capitalizes certain costs incurred in conjunction with the opening of restaurants and amortizes such costs over a twelve month period from the date of opening.
     (j) INCOME TAXES. Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."
     (k) INSURANCE. The Company is primarily self insured for workers compensation, general liability, and automobile risks which are supplemented by stop loss type insurance policies. The liabilities for estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries or experience. During 1993, the Company changed its method of determining the discount rate applied to insurance liabilities, retroactive to January 1, 1993, pursuant to Staff Accounting Bulletin
         (SAB) No. 92 issued by the staff of the Securities and Exchange Commission in June 1993 concerning the accounting for environmental and other contingent liabilities. The SAB requires, among other things, that a risk free rate be used to discount such liabilities rather than a rate based on average cost of borrowing, which had been the Company's practice. As a result of this change, the Company recognized an additional liability, measured as of January 1, 1993, through a one-time pre-tax charge of $12,100,000. The effect of this accounting change on 1993 operating results, in addition to recording the cumulative effect for years prior to 1993, was to increase insurance expense and decrease interest expense by approximately $5,900,000. The total discounted self-insurance liabilities recorded at December 31, 1994 and 1995 were $90,800,000 and $91,000,000 respectively, reflecting a 4% discount rate. The related undiscounted amounts at such dates were $98,800,000 and $98,000,000, respectively.
     (l) INTEREST RATE EXCHANGE AGREEMENTS. As a hedge against fluctuations in interest rates, the Company has entered into interest rate exchange agreements to swap a portion of its fixed rate interest payment obligations for floating rates without the exchange of the underlying principal amounts. The Company does not speculate on the future direction of interest rates nor does the Company use these derivative financial instruments for trading purposes. Since such agreements are not entered into on a speculative basis, the Company uses the settlement basis of accounting. See Note 4 for further discussion of the interest rate exchange agreements.
     (m) ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1993, 1994 and 1995 was $89,365,000, $85,799,000, and $93,012,000, respectively.
     (n) DISCONTINUED OPERATIONS. The Company has allocated to discontinued operations a pro-rata portion of interest and debt expense related to its acquisition debt based on a ratio of the net assets of its discontinued operations to its total consolidated net assets as of the 1989 acquisition date. Interest included in discontinued operations for
                                      F-8

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued the years ended December 31, 1993, 1994, and 1995 was $53.0 million,
         $37.4 million, and $18.9 million, respectively.
     (o) POSTEMPLOYMENT BENEFITS. During 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" which requires that benefits provided to former or inactive employees prior to retirement be recognized as an obligation when earned, subject to certain conditions, rather than when paid. The impact of Statement No. 112 on the Company's statement of consolidated operations for 1994 and 1995 is not material.
     (p) DEFERRED GAIN. In September 1995, the Company sold its distribution subsidiary, Proficient Food Company (PFC), for approximately $128.0 million including receipt of cash of approximately $122.5 million. In conjunction with the sale, the Company entered into an eight year distribution contract with the acquirer of PFC. This transaction resulted in a deferred gain of approximately $72.0 million that is being amortized over the life of the distribution contract as a reduction of product cost. The portion of the deferred gain recognized as a reduction in product costs in 1995 was approximately $2.8 million.
     (q) CASH OVERDRAFTS. The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totalling $59.8 million and $54.4 million at December 31, 1994 and 1995, respectively.
NOTE 2 RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS
     Effective in the fourth quarter of 1995, as a result of a comprehensive financial and operational review, the Company approved a restructuring plan. The plan generally involved the reduction in personnel and a decision to outsource the Company's information systems function.
     In addition, the Company adopted SFAS No. 121 during 1995 (see Note 1(g)). In connection with such adoption, 99 restaurant units, which will continue to be operated, were identified as impaired as the future undiscounted cash flows of each of these units is estimated to be insufficient to recover the related carrying value. As such, the carrying values of these units were written down to the Company's estimate of fair value based on sales of similar units or other estimates of selling price.
     During 1995, the Company also identified 36 underperforming units for sale or closure generally during 1996. The carrying value of these units have been written-down to estimated fair value, based on sales of similar units or other estimates of selling price, less costs to sell.
     Charges attributable to the restructuring plan and the adoption of SFAS No. 121 during the year ended December 31, 1995 are comprised of the following:

Restructuring:
  Severance................................................................................   $ 5,376
  Write-down of computer hardware and software and other assets............................     7,617
  Other....................................................................................     2,880
                                                                                              $15,873
Impairment of Long-lived Assets:
  Write-down attributable to the restaurant units the Company
     will continue to operate..............................................................   $41,670
  Write-down attributable to the restaurant units to be disposed...........................     9,688
                                                                                              $51,358

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 2 RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS -- Continued Approximately $7.5 million of the restructuring charges represent cash charges of which approximately $600,000 was incurred and paid in 1995. Unpaid amounts are included in other current liabilities on the accompanying consolidated balance sheet. The Company anticipates completion of its restructuring plan generally in 1996.
     The 36 units identified in 1995 for disposal had aggregate operating revenues of approximately $26.1 million and negative operating income of approximately $2.9 million during 1995, and an aggregate carrying value of approximately $5.8 million as of December 31, 1995.
     Effective in the fourth quarter of 1993 the Company approved a restructuring plan. The plan involved the sale or closure of restaurants, a reduction in personnel, a reorganization of certain management structures and a decision to fundamentally change the competitive positioning of Denny's, El Pollo Loco and Quincy's. The plan resulted in a restructuring charge during the year ended December 31, 1993 comprised of the following:

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

     The write-down of assets represented predominantly non-cash adjustments made to reduce to net realizable value approximately 240 of the Company's 1,376 Denny's, Quincy's and El Pollo Loco restaurants. These 240 restaurants were identified for sale, conversion to another concept, or closure. As of December 31, 1995, 69 units had been sold, closed or converted to another concept and 17 are intended to be disposed of generally during 1996, with an additional charge of approximately $744,000 recorded in 1995 for such units. Management intends to operate the remaining units. The 17 units to be disposed generally during 1996 had aggregate operating revenues of approximately $11.8 million and negative operating income of approximately $1.3 million during 1995 and an aggregate carrying value of approximately $1.0 million as of December 31, 1995.
NOTE 3 WRITE-OFF OF GOODWILL AND CERTAIN OTHER INTANGIBLE ASSETS
     For the year ended December 31, 1993, the Company's consolidated statement of operations reflects charges totaling $1,474.8 million ($1,104.6 million in continuing operations and $370.2 million in discontinued operations) for the write-off of goodwill and certain other intangible assets, primarily tradenames and franchise agreements.
     Since the acquisition of Flagstar in 1989, the Company has not achieved the revenue and earnings projections prepared at the time of the acquisition. In assessing the recoverability of goodwill and other intangible assets prior to 1993, the Company developed projections of future operations which indicated the Company would become profitable within several years and fully recover the carrying value of the goodwill and certain other intangible assets.
     However, actual results have fallen short of these projections primarily due to increased competition, intensive pressure on pricing due to discounting, declining customer traffic, adverse economic conditions, and relatively limited capital resources to respond to these changes. During the fourth quarter of 1993, management determined that the most likely projections of future operating results would be based on the assumption that historical operating trends would continue. Thus, the Company determined that the projected financial results would not support the future amortization of the remaining goodwill balance and certain other intangible assets at December 31, 1993.
     The methodology employed to assess the recoverability of the Company's goodwill and certain other intangible assets involved a detailed six year projection of operating results extrapolated forward 30 years, which approximated the maximum remaining amortization period for such assets as of December 31, 1993. The Company then evaluated the recoverability of goodwill and certain other intangibles on the basis of this projection of future operations. Based on this projection over the next six years, the Company would have a net loss each year before income taxes and amortization of
                                      F-10

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 3 WRITE-OFF OF GOODWILL AND CERTAIN OTHER INTANGIBLE ASSETS -- Continued goodwill and certain other intangibles. Extension of these trends to include the entire 36 year amortization period indicated that there would be losses each year, unless the restructuring plan or other activities were successful in reversing the present operating trends; thus, the analysis indicated that there was insufficient net income to recover the goodwill and certain other intangible asset balances at December 31, 1993. Accordingly, the Company wrote off the goodwill balance and certain other intangible asset balances including tradename and franchise agreements for its Denny's, Quincy's, and El Pollo Loco restaurant operations and tradename and location contracts for its former contract food and vending services operations.
     The projections generally assumed that historical trends experienced by the Company over the previous four years would continue. The current mix between company-owned and franchised restaurants was assumed to continue, customer traffic for Denny's, Quincy's, and El Pollo Loco was assumed to decline at historical rates, average check amounts for Denny's, Hardee's, Quincy's, and El Pollo Loco were assumed to increase indefinitely at historical rates due to inflation and changes in product mix, volume for Canteen (see Note 13) was assumed to decline at historical rates, and pricing for Canteen was assumed to increase at historical rates, as a result of inflation. Capital expenditures were assumed to continue at a level necessary to repair and maintain current facilities and systems. No new unit growth was assumed. Variable costs for food and labor were assumed to remain at their historical percentage of revenues. Other costs were assumed to increase at the historical inflation rate consistent with revenue pricing increases. Through the year 1999, the Company's projections indicated that interest expense would exceed operating income, which was determined after deducting annual depreciation expense; however, operating income before depreciation would be adequate to cover interest expense. A continuation of this trend for the next 30 years did not generate cash to repay the current debt and management assumes it will be refinanced at constant interest rates.
NOTE 4 DEBT
     At December 31, 1995, the Restated Credit Agreement includes a working capital and letter of credit facility of up to a total of $160.1 million which includes a working capital sublimit of $78.6 million and a letter of credit sublimit of $125.0 million. At such date, the Company had no working capital borrowings; however, letters of credit outstanding were $93.4 million. All outstanding amounts under the Restated Credit Agreement must be repaid by June 17, 1996. See also discussion below.
                                      F-11

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
     Long-term debt consists of the following:

                                                                                                           DECEMBER 31,
                                                                                                        1994          1995
                                                                                                          (IN THOUSANDS)
Notes and Debentures:
  10.75% Senior Notes due September 15, 2001, interest payable semi-annually......................   $  275,000    $  270,000
  10.875% Senior Notes due December 1, 2002, interest payable semi-annually.......................      300,000       280,025
  11.25% Senior Subordinated Debentures due November 1, 2004, interest payable
     semi-annually................................................................................      722,411       722,411
  11.375% Senior Subordinated Debentures due September 15, 2003, interest payable semi-annually...      125,000       125,000
  10% Convertible Junior Subordinated Debentures due 2014 (10% Convertible Debentures), interest payable semi-annually; convertible into Company common stock any time prior to maturity at
     $24.00 per share.............................................................................       99,259        99,259
Mortgage Notes Payable:
  10.25% Guaranteed Secured Bonds due 2000........................................................      205,612       202,715
  11.03% Notes due 2000...........................................................................      160,000       160,000
  Other notes payable, mature over various terms to 20 years, payable in monthly or quarterly
     installments with interest rates ranging from 7.5% to 13.25% (a).............................       23,129        17,415
Capital lease obligations (see Note 5)............................................................      170,697       144,573
Notes payable secured by equipment, mature over various terms up to 7 years, payable in monthly
  installments with interest rates ranging from 8.5% to 9.64%(b)..................................       17,948        13,548
Total.............................................................................................    2,099,056     2,034,946
Less current maturities (c).......................................................................       31,408        38,835
                                                                                                     $2,067,648    $1,996,111

(a) Collateralized by restaurant and other properties with a net book value of $22.8 million at December 31, 1995.
(b) Collateralized by equipment with a net book value of $14.7 million at December 31, 1995.
(c) Aggregate annual maturities during the next five years of long-term debt are as follows (in thousands): 1996 -- $38,835; 1997 -- $38,470;
    1998 -- $32,660; 1999 -- $26,267, and 2000 -- $322,188.
     The borrowings under the Restated Credit Agreement are secured by the stock of certain operating subsidiaries and the Company's trade and service marks and are guaranteed by certain operating subsidiaries. Such guarantees are further secured by certain operating subsidiary assets.
     The Restated Credit Agreement and indentures under which the debt securities have been issued contain a number of restrictive covenants. Such covenants restrict, among other things, the ability of Flagstar and its subsidiaries to incur indebtedness, create liens, engage in business activities which are not in the same field as that in which the Company currently operates, mergers and acquisitions, sales of assets, transactions with affiliates and the payment of dividends. In addition, the Restated Credit Agreement contains affirmative and negative financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), and limitations on annual capital expenditures.
     The Company was in compliance with the terms of the Restated Credit Agreement at December 31, 1995. Under the most restrictive provision of the Restated Credit Agreement (ratio of senior debt to EBITDA, as defined), at December 31, 1995, the Company could incur approximately $31 million of additional indebtedness.
     The Company is currently in the process of renewing its bank credit agreement. It is anticipated that the new agreement will consist of a $150 million working capital and letter of credit facility secured by a pledge of the stock of the Company's operating subsidiaries and all of its and their respective trademarks, tradenames, copyrights, hedge agreements, tax sharing agreements and bank accounts. The new agreement, as presently contemplated, would terminate March 31, 1999, subject to mandatory prepayments and commitment reductions under certain circumstances upon the
                                      F-12

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
Company's sale of assets or incurrence of additional debt. The new agreement would also include certain financial and other operating covenants generally consistent with those provided in the Restated Credit Agreement currently in effect.
     At December 31, 1995, the 10.25% guaranteed bonds were secured by, among other things, mortgage loans on 386 restaurants, a lien on the related restaurant equipment, assignment of intercompany lease agreements, and the stock of the issuing subsidiaries. At December 31, 1995, the restaurant properties and equipment had a net book value of $327.2 million. In addition, the bonds are insured with a financial guaranty insurance policy written by a company that engages exclusively in such coverage. Principal and interest on the bonds is payable semiannually; certain payments are made by the Company on a monthly basis. Principal payments total $12.5 million annually through 1999 and $152.7 million in 2000. The Company through its operating subsidiaries covenants that it will maintain the properties in good repair and expend annually to maintain the properties at least $18.1 million in 1996 and increasing each year to $23.7 million in 2000.
     The 11.03% mortgage notes are secured by a pool of cross collateralized mortgages on 240 restaurants with a net book value at December 31, 1995 of $225.5 million. In addition, the notes are collateralized by, among other things, a security interest in the restaurant equipment, the assignment of intercompany lease agreements and the stock of the issuing subsidiary. Interest on the notes is payable quarterly with the entire principal due at maturity in 2000. The notes are redeemable, in whole, at the issuer's option. The Company through its operating subsidiary covenants that it will use each property as a food service facility, maintain the properties in good repair and expend at least $5.3 million per annum and not less than $33 million, in the aggregate, in any five year period to maintain the properties.
     At December 31, 1995, the Company has $775 million aggregate notional amount in effect of reverse interest rate exchange agreements with maturities ranging from twelve to forty-eight months. These notional amounts reflect only the extent of the Company's involvement in these financial instruments and do not represent the Company's exposure to market risk. The Company receives interest at fixed rates calculated on such notional amounts and pays interest at floating rates based on six months LIBOR in arrears calculated on like notional amounts. The net expense from such agreements is reflected in interest and debt expense and totalled $12.2 million, $9.2 million, and $3.1 million for the years ended December 31, 1993, 1994, and 1995, respectively. Subsequent to year end, the Company terminated interest rate exchange agreements with notional aggregate amounts totalling $200 million that were scheduled to mature in 1997. Management intends to maintain its remaining exchange agreements until maturity, unless there is a material change in the underlying hedged instruments of the Company.
     The counterparties to the Company's interest rate exchange agreements are major financial institutions who participate in the Company's senior bank credit facility. Such financial institutions are leading market-makers in the financial derivatives markets, are well capitalized, and are expected to fully perform under the terms of such exchange agreements, thereby mitigating the credit risk to the Company.
     The Company is exposed to market risk for such exchange agreements due to the interest rate differentials described above. The Company monitors its market risk by periodically preparing sensitivity analyses of various interest rate fluctuation scenarios and the results of such scenarios on the Company's cash flows on a nominal and discounted basis. In addition, the Company obtains portfolio mark-to-market valuations from market-makers of financial derivatives products.
     Information regarding the Company's reverse interest rate exchange agreements at December 31, 1995 is as follows:

             AMOUNT OF     WEIGHTED AVERAGE
YEAR OF      NOTIONAL        INTEREST RATE
MATURITY      PAYMENT      RECEIVED     PAID
 1997        $475,000        5.21%      5.61%
 1998         200,000        5.57%      5.66%
 1999         100,000        5.82%      5.66%
             $775,000        5.38%      5.63%

     The estimated fair value of the Company's long-term debt (excluding capital lease obligations) is approximately $1.75 billion at December 31, 1995. Such computations are based on market quotations for the same or similar debt issues or
                                      F-13

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 4 DEBT -- Continued
the estimated borrowing rates available to the Company. At December 31, 1995, the estimated fair value of the $775 million notional amount of reverse interest rate swaps was a net payable of approximately $2.7 million and represents the estimated amount that the Company would be required to pay to terminate the swap agreements at December 31, 1995. This estimate is based upon a mark-to-market valuation of the Company's swap portfolio obtained from a major financial institution which is one of the counterparties to the exchange agreements.
NOTE 5 LEASES AND RELATED GUARANTEES
     The Company's operations utilize property, facilities, equipment and vehicles leased from others. In addition, certain owned and leased property, facilities and equipment are leased to others.
     Buildings and facilities leased from others primarily are for restaurants and support facilities. At December 31, 1995, 899 restaurants were operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rental based on a percentage of gross operating profit or gross revenues. Initial terms of land and restaurant building leases generally are not less than twenty years exclusive of options to renew. Leases of other equipment primarily consist of merchandising equipment, computer systems and vehicles, etc.
     Information regarding the Company's leasing activities at December 31, 1995 is as follows:

                                                                                   CAPITAL LEASES        OPERATING LEASES
                                                                                MINIMUM     MINIMUM     MINIMUM     MINIMUM
                                                                                 LEASE      SUBLEASE     LEASE      SUBLEASE
                                                                                PAYMENTS    PAYMENTS    PAYMENTS    PAYMENTS
                                                                                              (IN THOUSANDS)
Year:
  1996.......................................................................   $ 33,943    $ 2,106     $ 44,586    $9,372
  1997.......................................................................     30,998      2,010       42,148     9,006
  1998.......................................................................     25,248      1,776       38,940     8,291
  1999.......................................................................     20,424      1,404       35,403     6,208
  2000.......................................................................     15,977      1,031       31,550     5,448
  Subsequent years...........................................................    129,168      5,643      175,578    23,932
     Total...................................................................    255,758    $13,970     $368,205    $62,257
Less imputed interest........................................................    111,185
Present value of capital lease obligations...................................   $144,573

     The total rental expense included in the determination of operating income for the years ended December 31, 1993, 1994 and 1995 is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1993            1994            1995
                                                                                                (IN THOUSANDS)
Basic rents...................................................................     $ 48,870        $ 49,234        $ 48,269
Contingent rents..............................................................       12,306          12,178          11,274
Total.........................................................................     $ 61,176        $ 61,412        $ 59,543

     Total rental expense does not reflect sublease rental income of $8,998,000, $9,975,000, and $14,426,000 for the years ended December 31, 1993, 1994, and
1995, respectively.
                                      F-14

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 6 INCOME TAXES
     A summary of the provision for (benefit from) income taxes attributable to the loss before discontinued operations, extraordinary items, and cumulative effect of change in accounting principles is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1993            1994            1995
                                                                                                (IN THOUSANDS)
Current:
  Federal.....................................................................    $    1,323       $    365        $  1,940
  State, Foreign and Other....................................................         3,762            215           1,497
                                                                                       5,085            580           3,437
Deferred:
  Federal.....................................................................       (74,606)            --              --
  State, Foreign and Other....................................................        (9,807)        (2,793)         (3,451)
                                                                                     (84,413)        (2,793)         (3,451)
Benefit from income taxes.....................................................    $  (79,328)      $ (2,213)       $    (14)
The total provision for (benefit from) income taxes related to:
  Loss before discontinued operations, extraordinary items, and cumulative
     effect of change in accounting principles................................    $  (79,328)      $ (2,213)       $    (14)
  Discontinued operations.....................................................        (1,821)        10,470           8,731
  Extraordinary items.........................................................          (196)          (174)             25
  Cumulative effect of change in accounting principles........................           (90)            --              --
Total provision for (benefit from) income taxes...............................    $  (81,435)      $  8,083        $  8,742

     For the year ended December 31, 1993, the Company utilized regular tax net operating loss carryforwards of approximately $9.5 million. For the years ended December 31, 1994 and 1995, the provision for income taxes relating to discontinued operations was reduced due to the utilization of regular tax net operating loss carryforwards of approximately $89 million in 1994 and $75 million in 1995. In addition, the deferred federal tax benefit for the year ended December 31, 1993, has been offset by approximately $2.7 million due to the 1% corporate tax rate increase included in the Omnibus Budget Reconciliation Act of 1993.
                                      F-15

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 6 INCOME TAXES -- Continued
     The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to the deferred income tax liability or asset:

                                                                                                             DECEMBER 31,
                                                                                                           1994        1995
                                                                                                            (IN THOUSANDS)
Deferred tax assets:
Deferred income.......................................................................................   $     --    $ 24,326
Self-insurance reserves...............................................................................     40,269      33,522
Capitalized leases....................................................................................     18,539      15,823
Assets held for sale..................................................................................      7,343          --
Other accruals and reserves...........................................................................     38,246       6,924
Alternative minimum tax credit carryforwards..........................................................     14,125      18,444
General business credit carryforwards.................................................................     13,225      21,623
Net operating loss carryforwards......................................................................     44,450       9,764
Less: valuation allowance.............................................................................    (28,767)    (54,452)
Total deferred tax assets.............................................................................    147,430      75,974
Deferred tax liabilities:
Depreciation of fixed assets..........................................................................    164,465      89,787
Amortization of intangible assets.....................................................................      4,644       4,362
Total deferred tax liabilities........................................................................    169,109      94,149
Total deferred income tax liability...................................................................   $ 21,679    $ 18,175

     The Company has provided a valuation allowance for the portion of the deferred tax asset for which it is more likely than not that a tax benefit will not be realized.
     The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations before discontinued operations, extraordinary items and cumulative effect of accounting change is as follows:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1993            1994            1995
Statutory rate................................................................         35%             35%             35%
Differences:
  State, foreign, and other taxes, net of federal income tax benefit..........      --                 12              --
  Amortization and write-off of goodwill......................................        (26)          --                 --
  Portion of losses not benefited as a result of the establishment of
     valuation allowance......................................................         (3)            (35)            (35)
Effective tax rate............................................................          6%             12%             --%

     At December 31, 1995, the Company has available, to reduce income taxes that become payable in the future, general business credit carryforwards of approximately $22 million, most of which expire in 2002 through 2007, and alternative minimum tax (AMT) credits of approximately $18 million. The AMT credits may be carried forward indefinitely. In addition, the Company has available regular income tax net operating loss carryforwards of approximately $28 million which expire in 2007. Due to the Recapitalization of the Company which occurred during 1992, the Company's ability to utilize general business credits, and AMT credits which arose prior to 1992 will be limited to a specified annual amount. The annual limitation for the utilization of the tax credit carryforwards is approximately $8 million. The remaining amount of net operating loss carryforward which arose in 1992 of approximately $28 million is presently not subject to any annual limitation.
                                      F-16

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS
     The Company maintains several defined benefit plans which cover a substantial number of employees. Benefits are based upon each employee's years of service and average salary. The Company's funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company also maintains defined contribution plans.
     Total net pension cost of defined benefit plans for the years ended December 31, 1993, 1994, and 1995 amounted to $3,724,000, $3,995,000 and
$5,594,000, respectively, of which $2,802,000, $3,270,000 and $3,260,000 related to funded defined benefit plans and $922,000, $725,000 and $2,334,000 related to nonqualified unfunded supplemental defined benefit plans for executives.
     The components of net pension cost of the funded and unfunded defined benefit plans for the years ended December 31, 1993, 1994, and 1995 determined under SFAS No. 87 follow:

                                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     1993            1994            1995
                                                                                                (IN THOUSANDS)
Service cost-benefits earned during the year..................................     $  2,625        $  3,076        $  2,829
Interest cost on projected benefit obligations................................        2,281           2,427           2,651
Actual return on plan assets..................................................       (1,284)            761          (3,722)
Net amortization and deferral.................................................          102          (2,269)          2,074
Curtailment/settlement losses (due to early retirements of certain
  participants)...............................................................           --              --           1,762
Net pension cost..............................................................     $  3,724        $  3,995        $  5,594

     The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its funded defined benefit plans:

                                                                                                              DECEMBER 31,
                                                                                                            1994       1995
                                                                                                             (IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested benefits.......................................................................................   $19,887    $23,993
  Non-vested benefits...................................................................................     1,412      1,466
Accumulated benefit obligations.........................................................................   $21,299    $25,459
Plan assets at fair value...............................................................................   $21,859    $26,513
Projected benefit obligation............................................................................    27,556     32,059
Funded status...........................................................................................    (5,697)    (5,546)
Unrecognized net loss from past experience different from that assumed..................................     7,270      6,301
Unrecognized prior service cost.........................................................................       137         69
Prepaid pension costs...................................................................................   $ 1,710    $   824

     Assets held by the Company's plans are invested in money market and other fixed income funds as well as equity funds.
                                      F-17

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS -- Continued
     The following sets forth the funded status and amounts recognized in the Company's balance sheet for its unfunded defined benefit plans:

                                                                                                               DECEMBER 31,
                                                                                                             1994       1995
                                                                                                              (IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested benefits........................................................................................   $ 3,888    $ 4,080
  Non-vested benefits....................................................................................       343         12
Accumulated benefit obligations..........................................................................   $ 4,231    $ 4,092
Plan assets at fair value................................................................................   $    --    $    --
Projected benefit obligation.............................................................................    (4,623)    (4,188)
Funded status............................................................................................    (4,623)    (4,188)
Unrecognized net (gain) loss from past experience different from that assumed............................       468       (112)
Unrecognized prior service cost..........................................................................       738        109
Unrecognized net asset at January 1, 1987 being amortized over 15 years..................................      (123)       (49)
Additional liability.....................................................................................    (1,163)      (543)
Other                                                                                                            --         24
Accrued pension costs....................................................................................   $(4,703)   $$(4,759)

     Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

                                                                                     1994      1995
Discount rate....................................................................   8.25  %    8.0  %
Rates of salary progression......................................................    4.0  %    4.0  %
Long-term rates of return on assets..............................................   10.0  %   10.0  %

     In addition, the Company has defined contribution plans whereby eligible employees can elect to contribute from 1%-15% of their compensation to the plans. These plans include profit sharing and savings plans under which the Company makes matching contributions, with certain limitations. Amounts charged to income under these plans were $3,767,000, $3,932,000, and $3,911,000 for the years ended December 31, 1993, 1994, and 1995, respectively.
     Incentive compensation plans provide for awards to management employees based on meeting or exceeding certain levels of income as defined by such plans The amounts charged to income under the plans for the years ended December 31, 1993, 1994, and 1995 were as follows: zero, $4,212,000, and $610,000. In addition to these incentive compensation plans, certain operations have incentive plans in place under which regional, divisional and local management participate.
     The 1989 Stock Option Plan permits a Committee of the Board of Directors to grant options to key employees of the Company and its subsidiaries to purchase shares of common stock of the Company at a stated price established by the Committee. Such options are exercisable at such time or times either in whole or part, as determined by the Committee. The 1989 Stock Option Plan authorizes grants of up to 6,500,000 common shares. Options of 3,308,200 and 4,302,120, respectively, were outstanding at December 31, 1994 and 1995 of which 241,610 and 728,221, respectively, were exercisable. Such options have exercise prices of between $5.13 and $17.50 per share and become exercisable between one and two years after the date of grant with an additional twenty to twenty-five percent of such options becoming exercisable each year thereafter. During 1994 and 1995 no options were exercised. If not exercised, the options expire ten years from the date of grant.
     On June 21, 1995, generally all of the outstanding options held by the then current employees of the Company under the 1989 Stock Option Plan were repriced to $6.00 per share, the market value of the common stock at the date of the repricing. All officer level employees were given the choice of either retaining their current options at their existing exercise prices and vesting schedule or surrendering their existing options in exchange for an option to purchase the same number of shares exercisable at a rate of 20% per annum beginning on the first anniversary date of the new grant. All non-
                                      F-18

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS -- Continued officer employees received the new exercise price of $6.00 per share and retained their original vesting schedules for all of their outstanding options previously granted.
     In 1990, the Board of Directors adopted a 1990 Non-qualified Stock Option Plan (the 1990 Option Plan) for its directors who do not participate in management and are not affiliated with GTO (see Note 12). Such plan, as currently in effect, authorizes the issuance of up to 110,000 shares of common stock. The plan is substantially similar in all respects to the 1989 Option Plan described above. The Committee of the Board administering the 1990 Option Plan granted options for 30,000 shares as of July 31, 1990 at $29.05 per share, the market price per share on the date of grant. At December 31, 1994 and 1995, respectively, options outstanding under the 1990 Option Plan totalled 10,000 shares.
     During January 1995, the Company issued 65,306 shares of common stock and granted an option under the 1989 Stock Option Plan to purchase 800,000 shares of the Company's common stock, at market value at the date of grant, for a ten-year period. Such grant becomes exercisable at the rate of 20% per year beginning on January 9, 1996 and each anniversary thereafter.
NOTE 8 COMMITMENTS AND CONTINGENCIES
     There are various claims and pending legal actions against or indirectly involving the Company, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights, and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 31, 1995, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.
     Flagstar has received proposed deficiencies from the Internal Revenue Service (IRS) for federal income taxes totalling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by the Company and Flagstar for the seven fiscal periods ended December 31, 1992. The deficiencies primarily involve the proposed disallowance of deductions associated with borrowings and other costs incurred prior to, at and just following the time of the acquisition of Flagstar in 1989. The Company intends to vigorously contest the proposed deficiencies because it believes the proposed deficiencies are substantially incorrect.
     The Company is also the subject of pending and threatened employment discrimination claims principally in California and Alabama. In certain of these claims, the plaintiffs have threatened to seek to represent a class alleging racial discrimination in employment practices at Company restaurants and to seek actual, compensatory and punitive damages, and injunctive relief.
     It is the opinion of Management (including General Counsel), after considering a number of factors, including but not limited to the current status of the litigation (including any settlement discussions), the views of retained counsel, the nature of the litigation or proposed tax deficiencies, the prior experience of the consolidated companies, and the amounts which the Company has accrued for known contingencies that the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.
     The Company is guarantor on capital lease obligations of approximately $5.7 million at December 31, 1995 from the sale of PFC. See Note 1(p).
                                      F-19

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 9 SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                      TOTAL
                                                                                     TOTAL                        SHAREHOLDERS'
                                                                                  OTHER EQUITY      DEFICIT      EQUITY (DEFICIT)
                                                                                                  (IN THOUSANDS)
Balance December 31, 1992......................................................     $746,360      $  (456,993)     $    289,367
  Activity:
     Net Loss..................................................................           --       (1,686,650)       (1,686,650)
     Dividends on Preferred Stock..............................................           --          (14,175)          (14,175)
     Minimum pension liability adjustment......................................      (11,091)              --           (11,091)
Balance December 31, 1993......................................................      735,269       (2,157,818)       (1,422,549)
  Activity:
     Net Income................................................................           --          364,093           364,093
     Dividends on Preferred Stock..............................................           --          (14,175)          (14,175)
     Minimum pension liability adjustment......................................       10,131               --            10,131
Balance December 31, 1994......................................................      745,400       (1,807,900)       (1,062,500)
  Activity:
     Net Loss..................................................................           --          (55,199)          (55,199)
     Dividends on Preferred Stock..............................................           --          (14,175)          (14,175)
     Issuance of Common Stock..................................................          400               --               400
     Minimum pension liability adjustment......................................          497               --               497
Balance December 31, 1995......................................................     $746,297      $(1,877,274)     $ (1,130,977)

     Each share of the $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock ($2.25 Preferred Stock) is convertible at the option of the holder, unless previously redeemed, into 1.359 shares of common stock. The Preferred Stock may be exchanged at the option of the Company, in up to two parts, at any dividend payment date for the Company's 9% Convertible Subordinated Debentures (Exchange Debentures) due July 15, 2017 in a principal amount equal to $25.00 per share of $2.25 Preferred Stock. Each $25.00 principal amount of Exchange Debenture, if issued, would be convertible at the option of the holder into 1.359 shares of common stock of the Company. The $2.25 Preferred Stock may be redeemed at the option of the Company, in whole or in part, on or after July 15, 1994 at $26.80 per share if redeemed during the twelve month-period beginning July 15, 1994, and thereafter at prices declining annually to $25.00 per share on or after July 15, 2002.
     At December 31, 1995, there are warrants outstanding which entitle the holder, an affiliate of Kohlberg, Kravis, Roberts & Co. (KKR), a shareholder of the Company, to purchase 15 million shares of Company common stock at $17.50 per share, subject to adjustment for certain events. Such warrants may be exercised through November 16, 2000.
NOTE 10 EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS
     The outstanding warrants as well as the stock options issued to management and directors are common stock equivalents. The $2.25 Preferred Stock and 10% Convertible Debentures, which are convertible into the common stock of the Company (see Note 4), are not common stock equivalents; however, such securities are considered "other potentially dilutive securities" which may become dilutive in the calculation of fully diluted per share amounts.
     The calculations of primary and fully diluted loss per share amounts for the years ended December 31, 1993 and 1995 have been based on the weighted average number of Company shares outstanding. The warrants, options, $2.25 Preferred Stock, and 10% Convertible Debentures have been omitted from the calculations for 1993 and 1995 because they have an antidilutive effect on loss per share.
     For the year ended December 31, 1994, the calculation of primary earnings per share has been based on the weighted average number of outstanding shares as adjusted by the assumed dilutive effect that would occur if the outstanding warrants and stock options were exercised, using the modified treasury stock method. The calculation of fully
                                      F-20

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 10 EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS -- Continued diluted earnings per share has been based on additional adjustments to the primary earnings per share amount for the dilutive effect of the assumed conversion of the $2.25 Preferred Stock and 10% Convertible Debentures.
NOTE 11 EXTRAORDINARY ITEMS
     The Company recorded losses from extraordinary items as follows:

                                                                                                YEAR ENDED DECEMBER 31, 1993
                                                                                                           INCOME     LOSSES,
                                                                                                            TAX       NET OF
                                                                                               LOSSES     BENEFITS     TAXES
                                                                                                       (IN THOUSANDS)
Prepayment of Term Loan:
  Write-off of unamortized deferred financing costs on indebtedness retired.................   $26,469     $ (179)    $26,290
Recapitalization:
  Premiums and costs to repurchase 10% Convertible Debentures...............................        90        (12)         78
  Write-off of unamortized deferred financing costs on indebtedness retired.................        42         (5)         37
                                                                                                   132        (17)        115
Total.......................................................................................   $26,601     $ (196)    $26,405

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

                                                                                                YEAR ENDED DECEMBER 31, 1995
                                                                                                           INCOME       GAIN
                                                                                                            TAX        (LOSS),
                                                                                               GAIN      PROVISION     NET OF
                                                                                              (LOSS)     (BENEFITS)     TAXES
                                                                                                       (IN THOUSANDS)
Repurchase of Senior Indebtness:
  Gain on repurchase of senior indebtedness................................................   $ 1,461      $   74      $ 1,387
  Write-off of deferred financing costs on repurchase of senior indebtedness...............      (970)        (49)        (921)
Total......................................................................................   $   491      $   25      $   466

     During the third quarter of 1993, the prepayment of $387.5 million of the Company's term loan under the Restated Credit Agreement resulted in a charge-off of $26.5 million of unamortized deferred financing costs.
     During the first quarter of 1993, the Company purchased $741,000 in principal amount of 10% Convertible Debentures at 101% of their principal amount plus unpaid accrued interest, pursuant to change in control provisions of the indenture. The repurchase of the 10% Convertible Debentures resulted in a charge of $132,000.
     During the second quarter of 1994, the Company sold Canteen Corporation, a wholly-owned subsidiary. A portion of the proceeds from the sale was used to prepay $170.2 million of term and $126.1 million of working capital advances which were outstanding under the Company's Restated Credit Agreement resulting in a charge-off of $11.9 million of unamortized deferred financing costs.
     During the third quarter of 1995, the Company recognized an extraordinary gain totaling $0.5 million, net of income taxes, which represents the repurchase of $24,975,000 principal amount of certain senior indebtedness, net of the charge-off of the related unamortized deferred financing costs of $0.9 million.
                                      F-21

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 12 RELATED PARTY TRANSACTIONS
     The Company expensed annual advisory fees of $250,000 for the years ended December 31, 1993 and 1994, respectively, for Gollust, Tierney & Oliver, Incorporated (GTO), a stockholder of the Company.
     Donaldson, Lufkin & Jenrette Securities Corporation (DLJ), a stockholder of the Company, received $4,059,000 during the year ended December 31, 1993 for investment banking services related to the issuance of indebtedness by the Company.
     KKR received annual financial advisory fees of $1,250,000 for the years ended December 31, 1993, 1994, and 1995.
     The Company has a loan receivable at December 31, 1995 from its former chairman totaling $16,454,000. The proceeds of the loan were used during 1992 by the former chairman to repay a 1989 loan obtained for the purchase of Company common stock. The loan is due in November 1997 and is secured by 812,000 shares of common stock and certain other collateral. The Company earned for the years ended December 31, 1993, 1994, and 1995 $789,000, $842,000, and $886,000,
respectively, on such loan which accrues interest at 5.6% per annum and is payable at maturity.
NOTE 13 DISCONTINUED OPERATIONS
     During April 1994, the Company announced the signing of a definitive agreement to sell the food and vending business and its intent to dispose of the remaining concession and recreation services businesses of its subsidiary, Canteen Holdings, Inc. The Company sold Canteen Corporation, a food and vending subsidiary, for $447.1 million during June 1994, and recognized a net gain of approximately $399.2 million, net of income taxes, during the year ended December 31, 1994.
     During December 1995, the Company sold TW Recreational Services, Inc., a concession and recreation services subsidiary, for $98.7 million and Volume Services, Inc., a stadium concession services subsidiary for $73.4 million, both subject to certain adjustments, and recognized gains totaling $77.9 million, net of income taxes.
     The financial statements and related notes presented herein classify Canteen Holdings, Inc. and its subsidiaries as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Revenues and operating income (loss) of the discontinued operations for the years ended December 31, 1993, 1994, and 1995 were $1.37 billion, $859.7 million, and $322.3 million and $(313.3) million, $32.6 million, and $17.1 million, respectively.
                                      F-22

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 14 QUARTERLY DATA (UNAUDITED)
     The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or an annual basis. Selected consolidated financial data for each quarter within 1994 and 1995 are as follows:

                                                                              FIRST       SECOND      THIRD        FOURTH
                                                                             QUARTER     QUARTER     QUARTER       QUARTER
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year Ended December 31, 1994:
Operating Revenue.........................................................   $626,273    $679,563    $700,589    $   659,541
Operating expenses:
  Product costs...........................................................    217,607     234,770     239,479        227,231
  Payroll & benefits......................................................    227,318     241,419     238,075        213,116
  Depreciation & amortization expense.....................................     31,713      31,767      32,866         33,287
  Utilities expense.......................................................     24,438      24,003      27,370         23,210
  Other...................................................................     86,445     102,168     100,684        104,715
  Recovery of restructuring charges.......................................         --          --          --         (7,207)
Operating income..........................................................   $ 38,752    $ 45,436    $ 62,115    $    65,189
Income (loss) before extraordinary item...................................   $(23,072)   $361,619    $ 23,519    $    13,784
Net income (loss) applicable to common shareholders.......................   $(26,616)   $347,253    $ 19,976    $     9,305
Primary per share amounts applicable to common shareholders:
  Income (loss) before extraordinary items and cumulative effect of change
     in accounting principle..............................................   $  (0.63)   $   7.09    $   0.47    $      0.24
  Net income (loss).......................................................   $  (0.63)   $   6.88    $   0.47    $      0.22
Fully diluted per share amounts applicable to common shareholders:
  Income (loss) before extraordinary item and cumulative effect of change
     in accounting principle..............................................   $  (0.63)   $   5.78    $   0.47    $      0.24
  Net income (loss).......................................................   $  (0.63)   $   5.61    $   0.47    $      0.22
Year Ended December 31, 1995:
Operating Revenue.........................................................   $636,464    $681,464    $676,899    $   576,660
Operating expenses:
  Product costs...........................................................    218,246     238,514     229,446        178,299
  Payroll & benefits......................................................    228,809     238,889     229,368        219,885
  Depreciation & amortization expense.....................................     33,249      33,748      32,802         33,073
  Utilities expense.......................................................     23,261      23,708      27,361         23,882
  Other...................................................................     95,561      96,471     101,634         99,816
  Provision for restructuring charges.....................................         --          --          --         15,873
  Charge for impaired assets..............................................         --          --          --         51,358
Operating income (loss)...................................................   $ 37,338    $ 50,134    $ 56,288    $   (45,526)
Income (loss) before extraordinary item...................................   $(31,060)   $(13,554)   $ 13,765    $   (24,816)
Net income (loss) applicable to common shareholders.......................   $(34,604)   $(17,098)   $ 10,688    $   (28,360)
Primary and fully diluted per share amounts applicable to common shareholders:
  Income (loss) before extraordinary item.................................   $  (0.82)   $  (0.40)   $   0.24    $     (0.67)
  Net income (loss).......................................................   $  (0.82)   $  (0.40)   $   0.25    $     (0.67)

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 14 QUARTERLY DATA (UNAUDITED) -- Continued
     During the second quarter of 1994, the Company sold its food and vending subsidiary (see Note 13) and recorded a $383.9 million net gain on the sale of the discontinued operation. During the fourth quarter of 1994, the Company increased its gain by $15.3 million to reflect the final settlement of such sale.
     During the fourth quarter of 1994, the Company recognized a reduction in operating expenses of approximately $15.0 million principally due to favorable claims trends associated with the Company's self-insurance liabilities.
     During the fourth quarter of 1995, the Company sold its concession and recreation services subsidiaries and recorded a $77.9 million net gain on the sales of such discontinued operations.
     The effect of the Company's other potentially dilutive securities (see Note
10) on the computations of fully diluted loss per share amounts for the first, third, and fourth quarters of 1994 and 1995 quarters were anti-dilutive. Accordingly, the primary and fully diluted loss per share amounts for such quarters are equivalent.
NOTE 15 SUBSEQUENT EVENTS (UNAUDITED)
     On February 22, 1996, the Company entered into an agreement with Integrated Systems Solutions Corporation (ISSC). The ten year agreement for $323 million provides for ISSC to manage and operate the Company's information systems, as well as, develop and implement new systems and applications to enhance information technology for the Company's corporate headquarters, restaurants, and field management. ISSC will oversee data center operations, applications development and maintenance, voice and data networking, help desk operations and point-of-sale technology.
     On March 1, 1996, the Company entered into an agreement to acquire the Coco's and Carrows restaurant chains, consisting of approximately 350 units operating in the family dining segment. The purchase is subject to the signing of certain ancillary agreements and other customary terms and conditions. If consummated, the purchase price (including estimated expenses) would consist of $131 million of cash ($56 million of which will be financed by bank term loans), the issuance of notes payable to the seller of $150 million, and the assumption of certain capital lease obligations of approximately $31.5 million.
                                      F-24

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         FLAGSTAR COMPANIES, INC.
                                         By: /s/       RHONDA J. PARISH
                                                     Rhonda J. Parish
                                           (Vice President, General Counsel and
                                                         Secretary)
                                         Date: March 29, 1996
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                               TITLE                               DATE
          /s/              JAMES B. ADAMSON             Director, Chairman, President and Chief Executive    March 29, 1996
                                                          Officer (Principal Executive Officer)
                  (James B. Adamson)
          /s/            C. ROBERT CAMPBELL             Vice President and Chief Financial Officer           March 29, 1996
                                                          (Principal Financial and Accounting Officer)
                 (C. Robert Campbell)
            /s/                MICHAEL CHU              Director                                             March 29, 1996
                    (Michael Chu)
          /s/              VERA KING FARRIS             Director                                             March 29, 1996
                  (Vera King Farris)
          /s/               HENRY R. KRAVIS             Director                                             March 29, 1996
                  (Henry R. Kravis)
          /s/             ANDREW A. LEVISON             Director                                             March 29, 1996
                 (Andrew A. Levison)
          /s/               PAUL E. RAETHER             Director                                             March 29, 1996
                  (Paul E. Raether)
          /s/             CLIFTON S. ROBBINS            Director                                             March 29, 1996
                 (Clifton S. Robbins)
          /s/             GEORGE R. ROBERTS             Director                                             March 29, 1996
                 (George R. Roberts)
         /s/            ELIZABETH A. SANDERS            Director                                             March 29, 1996
                (Elizabeth A. Sanders)
           /s/               L. EDWIN SMART             Director                                             March 29, 1996
                   (L. Edwin Smart)
          /s/             MICHAEL T. TOKARZ             Director                                             March 29, 1996
                 (Michael T. Tokarz)