Form 10-Q
period 1996-03-31
FLAGSTAR COMPANIES INC
filed 1996-05-14
CIK 852772

                                                         Sequential Page 1 of 14


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996, or

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

Yes [X]    No [ ]

As of May 10, 1996, 42,434,606 shares of the registrant's Common Stock, par value $0.50 per share, were outstanding.

                                                                       FORM 10-Q


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Flagstar Companies, Inc.
Statements of Consolidated Operations
For the Three Months Ended March 31, 1996 and 1995
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           1996           1995

(In thousands, except per share amounts)

Operating Revenue....................................    $550,425       $636,463
Operating Expenses:
  Product costs......................................     160,028        218,246
  Payroll & benefits.................................     214,531        228,809
  Depreciation & amortization expense................      29,047         33,249
  Utilities expense..................................      22,754         23,261
  Other..............................................      96,579         95,559
                                                          522,939        599,124
Operating Income.....................................      27,486         37,339

Other Charges:
  Interest and debt expense - net....................      57,712         58,935
  Other non-operating expenses - net.................         (26)           335

Loss From Continuing Operations
  Before Income Taxes................................     (30,200)       (21,931)
Provision For (Benefit From) Income Taxes............      (2,890)           472
Loss From Continuing Operations......................     (27,310)       (22,403)
Loss From Discontinued
  Operations - Net of Provision for Income
  Taxes of $360......................................       ---           (8,657)
Net Loss.............................................     (27,310)       (31,060)
Dividends on Preferred Stock.........................      (3,544)        (3,544)
Net Loss Applicable to Common Shareholders.... ......   $ (30,854)      $(34,604)

Loss Per Share Applicable to Common
  Shareholders:......................................
  Loss From Continuing Operations....................   $   (0.73)      $  (0.61)
  Loss from Discontinued Operations-Net..............       ---            (0.21)
  Net Loss...........................................   $   (0.73)      $  (0.82)
Average Outstanding and Equivalent
  Common Shares......................................      42,434         42,419

                                                                     FORM 10-Q
Flagstar Companies, Inc.
Consolidated Balance Sheets
March 31, 1996 and December 31, 1995
(Unaudited)

                                                          March 31,   December 31,
                                                            1996          1995
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents........................... $  162,190    $  196,966
   Receivables, less allowance for doubtful
     accounts of:
      1996 - $2,376; 1995 - $2,506.....................     26,819        29,844
   Merchandise and supply inventories..................     31,676        32,445
   Other...............................................     35,117        26,087
                                                           255,802       285,342
Property:
   Property owned (at cost):
      Land............................................     256,521       255,719
      Buildings and improvements......................     825,433       838,956
      Other property and equipment....................     482,057       484,684
   Total property owned...............................   1,564,011     1,579,359
   Less accumulated depreciation......................     576,190       569,079
   Property owned - net...............................     987,821     1,010,280

   Buildings and improvements, vehicles, and
     other equipment held under capital
     leases...........................................     175,558       170,859
   Less accumulated amortization......................      83,948        76,778
   Property held under capital leases - net...........      91,610        94,081
                                                         1,079,431     1,104,361
Other Assets:
   Other intangible assets - net......................      23,344        22,380
   Deferred financing costs - net.....................      61,635        63,482
   Other..............................................      31,460        32,186

                                                           116,439       118,048

            Total Assets                                $1,451,672    $1,507,751

                                                                     FORM 10-Q

Flagstar Companies, Inc.
Consolidated Balance Sheets
March 31, 1996 and December 31, 1995
(Unaudited)

                                                          March 31,   December 31,
                                                            1996         1995
(In thousands)

Liabilities
Current Liabilities:
   Current maturities of long-term debt...............  $   38,774   $    38,835
   Accounts payable...................................      88,729       125,467
   Accrued salaries and vacations.....................      47,156        41,102
   Accrued insurance..................................      47,670        48,060
   Accrued taxes......................................      29,843        30,705
   Accrued interest and dividends.....................      67,169        42,916
   Other..............................................      76,646        80,445
                                                           395,987       407,530
Long-Term Liabilities:
   Debt, less current maturities......................   1,990,008     1,996,111
   Deferred income taxes..............................      18,057        18,175
   Liability for self-insured claims..................      52,270        53,709
   Other non-current liabilities and
     deferred credits.................................     157,181       163,203
                                                         2,217,516     2,231,198

   Total Liabilities                                     2,613,503     2,638,728
Shareholders' Deficit                                   (1,161,831)   (1,130,977)

   Total Liabilities & Shareholders' Deficit           $ 1,415,672   $ 1,507,751


                                                                     FORM 10-Q

Flagstar Companies, Inc.
Statements of Consolidated Cash Flows
For the Three Months Ended March 31, 1996 and 1995
(Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         1996            1995
(In thousands)

Cash Flows From Operating Activities:
Net Loss                                               $(27,310)        $(31,060)
Adjustments to reconcile net loss
  to cash flows from (used in) operating activities:
  Depreciation and amortization of property              27,646           31,621
  Amortization of other intangible assets                 1,400            1,629
  Amortization of deferred financing costs                1,847            1,639
  Deferred income tax benefit                              (118)            (661)
  Equity in loss of discontinued operations - net         ---              8,657
  Other                                                    (352)          (2,208)
  Decrease (increase) in assets:
    Receivables                                           3,178           11,033
    Inventories                                             768           (6,453)
    Other current assets                                 (8,212)          (5,344)
    Other assets                                         (4,352)            (477)
  Increase (decrease) in liabilities:
    Accounts payable                                    (39,583)         (10,381)
    Accrued salary and vacations                          6,055            1,342
    Accrued taxes                                        (5,978)          (2,495)
    Other accrued liabilities                            24,475           13,682
    Other non-current liabilities and deferred credits   (1,476)            (111)
Total adjustments                                         5,298           41,473
Net cash flows from (used in) operating activities      (22,012)          10,413

Cash Flows From (Used In) Investing Activities:
  Purchases of property                                  (2,818)         (24,489)
  Proceeds from disposition of property                     461            3,403
  Advances to discontinued operations                     ---            (14,135)
  Other long-term assets - net                               51             (645)
Net cash flows used in investing activities              (2,306)         (35,866)

                                                                   FORM 10-Q

Flagstar Companies, Inc.
Statements of Consolidated Cash Flows
For the Three Months Ended March 31, 1996 and 1995
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          1996            1995
(In thousands)

Cash Flows From (Used in) Financing Activities:
  Long-term debt payments                              $  (6,914)     $   (7,541)
  Cash dividends on preferred stock                       (3,544)         (3,544)
Net cash flows used in financing activities              (10,458)        (11,085)

Decrease in cash and cash equivalents                    (34,776)        (36,538)
Cash and Cash Equivalents at:
  Beginning of period                                    196,966          66,720
  End of period                                       $  162,190      $   30,182

Supplemental Cash Flow Information:
  Income taxes paid                                   $    1,552      $      480
  Interest paid                                       $   31,720      $   37,707

  Non-cash financing activities:
    Capital lease obligations                         $      744      $    1,113
    Dividends declared but not paid                   $    3,544      $    3,544

                                                                  FORM 10-Q

FLAGSTAR COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996
(Unaudited)


Note 1.  Introduction.

     Flagstar Companies, Inc. ("FCI" or, together with its subsidiaries, the "Company") is the parent holding company of Flagstar Corporation ("Flagstar"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc. and Spartan Holdings, Inc. (and their respective subsidiaries), operates four restaurant chains.

Note 2.  Interim Period Presentation.

         The Statements of Consolidated Operations of FCI and its subsidiaries for the three months ended March 31, 1996 and 1995, respectively, include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature.

Note 3.  Acquisition

         In March 1996, the Company entered into an agreement to acquire the Coco's and Carrows restaurant chains, consisting of approximately 350 units operating in the family dining segment. If consummated, the purchase price (including estimated expenses) would consist of $131 million of cash ($56 million of which will be financed by bank term loans), the issuance of notes payable to the seller of $150 million, and the assumption of certain capital lease obligations of approximately $31.5 million.

                                                                  FORM 10-Q


     Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

         The following discussion is intended to highlight significant changes in financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 as compared to the corresponding 1995 period.

         The interim Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1995 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Flagstar Companies, Inc. 1995 Annual Report on Form 10-K.


Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995


General:

         Operating revenue from continuing operations for the first quarter of 1996 decreased by approximately $86.0 million (13.5%) as compared with the same period in 1995. Approximately $65.9 million of this decrease is attributable to a decrease in outside revenue attributable to the September 1995 sale of Denny's distribution subsidiary, Proficient Food Company ("PFC"), which was sold in September 1995. In addition, revenue at the Company's Hardee's and Quincy's restaurants decreased by $13.0 million and $3.9 million, respectively, during the first quarter of 1996 as compared to the same period of 1995 due to weak sales results at these restaurants and adverse winter weather conditions in the Southeast. Comparable store sales for Denny's and El Pollo Loco increased by 3.3% and 7.9%, respectively, during the first quarter of 1996 over the comparable 1995 period while Hardee's and Quincy's experienced decreases in comparable store sales of 7.3% and 4.1%, respectively.

         Operating expenses from continuing operations decreased by $76.2 million during the first quarter of 1996 as compared to the same period of 1995 primarily as a result of the decrease in operating revenue described above. Loss from continuing operations was $27.3 million during the first quarter of 1996 as compared with $22.4 million during the same period of 1995.

                                                                  FORM 10-Q

Denny's:

                                                        Three Months Ended
                                                            March 31,
                                                                                       Increase/
                                                         1996           1995          (Decrease)

Revenue:
         Restaurants                                   $305,178       $304,983         $     195
         Processing and Distribution                        529         69,496           (68,967)
         Total                                          305,707        374,479           (68,772)
Operating Expenses                                      282,447        344,119           (61,672)
Operating Income                                       $ 23,260       $ 30,360         $  (7,100)

         Denny's revenue decreased by $68.8 million during 1996 quarter as compared with the 1995 period. This decrease resulted primarily from the sale of Denny's distribution subsidiary, PFC, during September 1995. During the 1995 quarter, Denny's revenue included $65.9 million of outside sales by PFC. Outside revenue at Denny's food processing subsidiary, Portion-Trol Foods, Inc., decreased by $3.1 million during the 1996 quarter in comparison to the 1995 period. Comparable store sales at Company-owned Denny's increased by 3.3% reflecting increases in traffic of 2.0% and in average check of 1.3%. Such increases are attributable to the successful launch of Denny's tiered menu items during 1996. As a result of a 45-unit net decrease in the number of Company-owned restaurants at March 31, 1996 in comparison to March 31, 1995, however, revenue at Denny's restaurant subsidiary increased by only $0.2 million during the 1996 quarter. The net decrease in restaurant units was due to the Company's strategy of focusing on its franchise operations and the sale of restaurants to franchisees, along with selected restaurant closures.

         Operating expenses for the 1996 quarter as compared with the 1995 period increased by $0.5 million after deducting $62.3 million in operating expenses for the 1995 period for the Denny's distribution subsidiary. During the 1995 quarter, operating expenses included gains on the sale of restaurants of approximately $2.4 million. There were no gains in the first quarter of 1996.

Hardee's:

                                                           Three Months Ended
                                                                March 31,
                                                                                        Increase/
                                                           1996          1995          (Decrease)

Revenue                                                 $145,074        $158,026        $(12,952)
Operating Expenses                                       140,515         151,055         (10,540)
Operating Income                                        $  4,559        $  6,971        $ (2,412)

         Hardee's revenue decreased by $13.0 million during the 1996 quarter as compared with the 1995 period principally due to the following: (i) continued aggressive promotions by competitors within the quick-service segment, (ii) inclement weather during the 1996 quarter, and (iii) a 19-unit decrease in the number of restaurants operated at the end of the 1996 quarter in comparison to the 1995 quarter-end. The first two factors resulted in a 7.3% decrease in comparable store sales during the first quarter of 1996 as compared with the comparable period of 1995 reflecting a decline of 8.8% in traffic which was only partially mitigated by a 1.7% increase in average check.

                                                                   FORM 10-Q

         Operating expenses for the 1996 quarter as compared to the same period of 1995 decreased by $10.5 million principally due to lower comparable store sales during the 1996 quarter, the decrease in the number of restaurants and a reduction in depreciation and amortization expense during the 1996 quarter following a charge for impaired assets of approximately $23.7 million recorded during the fourth quarter of 1995.

Quincy's:

                                                         Three Months Ended
                                                               March 31,
                                                                                         Increase/
                                                       1996               1995          (Decrease)

Revenue                                                $68,536           $72,416           $(3,880)
Operating Expenses                                      63,277            68,218            (4,941)
Operating Income                                       $ 5,259           $ 4,198           $ 1,061


         Quincy's revenue decreased by $3.9 million during the 1996 quarter from the comparable period of 1995 principally due to a decrease in comparable store sales of 4.1% and a 7-unit net decrease in the number of restaurants. Inclement weather during the first quarter 1996 is also estimated to have adversely affected revenue. The decrease in comparable store sales reflects a 10.2% decrease in traffic which was partially offset by an increase in average check of 6.9%.

         Operating expenses for the 1996 quarter as compared to the 1995 period decreased by $4.9 million principally due to favorable decreases in product costs of $2.3 million, payroll of $1.1 million, advertising of $0.5 million and overhead of $0.5 million.

El Pollo Loco:

                                                          Three Months Ended
                                                               March 31,
                                                                                          Increase/
                                                        1996               1995          (Decrease)

Revenue                                                $31,108           $31,542          $  (434)
Operating Expenses                                      28,184            29,512           (1,328)
Operating Income                                       $ 2,924           $ 2,030          $   894

         Revenue at El Pollo Loco decreased by $0.4 million during the 1996 quarter from the comparable 1995 quarter primarily due to the sale of restaurants to franchisees during 1995 in furtherance of the Company's franchise strategy resulting in a 21-unit net decrease in the number of Company-owned restaurants at March 31, 1996 as compared to March 31, 1995. Comparable store sales for the 1996 quarter increased by 7.9% over the 1995 quarter reflecting increases in traffic of 7.2% and average check of 0.6%, respectively. The increase in traffic is primarily attributable to favorable customer responses to the Pollo Bowl promotion and Foster's Freeze rollout.

                                                                  FORM 10-Q

Company-owned restaurants. The decrease in operating expenses was partially offset by a decrease in gains recognized on the sale of restaurants to franchisees during the 1996 period of $0.3 million as compared to $0.9 million for the 1995 period.

Interest and Debt Expense:

         Total interest and debt expense from continuing operations and discontinued operations totaled $57.7 million during the first quarter of 1996 as compared with $63.5 million during the comparable period of 1995 principally due to the following: (i) a decrease in interest expense of $2.6 million during the 1996 period related to changes in interest rate exchange agreements, (ii) a decrease of approximately $1.5 million due to a reduction in principal outstanding during the 1996 period, and (iii) an increase in interest income of $1.3 million during 1996 due to increased cash and cash equivalents.

Liquidity and Capital Resources

         At March 31, 1996 and December 31, 1995, the Company had working capital deficits of $140.2 million and $122.2 million, respectively. The increase in the deficit between December 31, 1995 and March 31, 1996 is attributable primarily to a reduction in cash and cash equivalents which has been used for Company operations and an increase in accrued interest due to the timing of interest payments. The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and
(iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from related sales.

         During April 1996, the Company entered into an agreement with a syndicate of banks led by co-agents Bankers Trust Company, Chemical Bank, and Citibank, N.A. for a new three-year $150 million revolving credit facility. The new credit facility replaces the previously existing credit facility which was scheduled to expire in June 1996 and will be used for the issuance of letters of credit and for working capital purposes. The facility includes a sub-limit of $75 million on working capital borrowings, but no such sub-limit for the issuance of letters of credit. The Company believes that the new credit facility will provide an additional source of liquidity and financial flexibility to the operation and growth of the Company's four restaurant concepts and the anticipated acquisition of the Coco's and Carrows restaurant chains.

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


     a. Exhibit 27 Financial Data Schedule is included as an exhibit to this filing.

     b. Not applicable.

                                                                  FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FLAGSTAR COMPANIES, INC.

  Date:  May 14, 1996        By:                        /s/ Rhonda J. Parish
                                                     Rhonda J. Parish
                                                     Vice President and
                                                     General Counsel



  Date:  May 14, 1996       By:                         /s/ C. Robert Campbell
                                                     C. Robert Campbell
                                                     Vice President and
                                                     Chief Financial Officer