Form 10-K/A
period 1995-12-31
FLAGSTAR COMPANIES INC
filed 1996-06-28
CIK 852772

FORM 10-K/A



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

 .............................................................................

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

 .............................................................................

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                            FLAGSTAR COMPANIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                 13-3487402
       (State of Other Jurisdiction                 (I.R.S. Employer
   of Incorporation or Organization)               Identification No.)

                              203 EAST MAIN STREET
                     SPARTANBURG, SOUTH CAROLINA 29319-9966

                    (Address of Principal Executive Offices)

                                 (864) 597-8000
              (Registrant's telephone number, including area code)

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-K of the above-referenced registrant is being filed pursuant to Rule 15d-21 of the Commission solely to furnish the financial statements required by Form 11-K with respect to the Flagstar Thrift Plan and the Denny's, Inc. Profit Sharing Retirement Plan.

           The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1995 on Form 10-K as set forth in the pages attached hereto:

           Part II, Item 8.    Financial Statements and Supplemental Data.

           Part IV, Item 14.   Exhibits, Financial Statement Schedules, and
                               reports on Form 8-K.

           Exhibit 23.1. Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K.

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FLAGSTAR COMPANIES, INC.

                                                                (Registrant)

DATE:      June 28, 1996

                                  ------------------------------------------
                                                  BY: /s/ Rhonda J. Parish
                                  Vice President, General Counsel and Secretary

        Part II, Item 8.   Financial Statements and Supplemental Data of the
Annual Report for 1995 on Form 10-K is hereby amended to include the following:

                              FINANCIAL STATEMENTS

                                       OF

                                    FORM 11-K

                                  ANNUAL REPORT

                          Filed pursuant to Rule 15d-21
                     promulgated under Section 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995

Full title of the plans and the address of the plans, if different from that of the issuer named below:

           1.    FLAGSTAR THRIFT PLAN

           2.    DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN
                      C/O DENNY'S, INC.
                      203 EAST MAIN STREET
                      SPARTANBURG, SOUTH CAROLINA  29319-9966

Name of the issuer of the securities held pursuant to the plans and the address of its principal executive offices:

                      FLAGSTAR COMPANIES, INC.
                      203 EAST MAIN STREET
                      SPARTANBURG, SOUTH CAROLINA  29319-9966

           Part IV, Item 14 (a) (1) of the Annual Report on Form 10-K for the period ended December 31, 1995 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:

           1. Flagstar Thrift Plan Financial Statements at December 31, 1995 and 1994 and for Each of the Three Years in the Period ended December 31, 1995, Supplemental Schedules for the
                 Year Ended December 31, 1995 and Independent Auditors' Report.

           2. Denny's, Inc. Profit Sharing Retirement Plan Financial Statements at December 31, 1995 and 1994 and for Each of the Three Years in the Period ended December 31, 1995, Supplemental Schedules for the Year Ended December 31, 1995 and Independent Auditors' Report.



         Part IV, Item 14 (a) (3) and the Exhibit Index of the Annual Report on Form 10-K for the period ended December 31, 1995 are amended to insert the following exhibit required by Form 11-K in appropriate numerical order, a copy of which is filed herewith.

             Exhibit No.          Description

               23.1 Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K.

        FLAGSTAR THRIFT PLAN


        Financial Statements at December 31, 1995 and 1994 and for each of the Three Years in the Period Ended December 31, 1995, Supplemental Schedules for the Year Ended December 31, 1995, and Independent Auditors' Report.

FLAGSTAR THRIFT PLAN

TABLE OF
CONTENTS



                                                                                        Pages


INDEPENDENT AUDITORS' REPORT                                                              1


FINANCIAL STATEMENTS:

  Statements of Net Assets Available for Benefits
    as of December 31, 1995 and 1994                                                      2

  Statements of Changes in Net Assets Available for Benefits
    for the Years Ended December 31, 1995, 1994 and 1993                                  3

  Notes to Financial Statements                                                         4-9


SUPPLEMENTAL SCHEDULES:

  IRS Form 5500, Item 27a - Schedule of Assets Held for Investment Purposes
    as of December 31, 1995                                                              10

  IRS Form 5500, Item 27d - Schedule of Reportable Transactions (Single and
    Aggregate Transactions) for the Year Ended December 31, 1995                      11-15




NOTE: Schedules required under the Employee Retirement Income Security Act of 1974, other than the schedules listed above, are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT


To the Administrative Committee
Flagstar Thrift Plan:

We have audited the accompanying financial statements of net assets available for benefits of the Flagstar Thrift Plan (the "Plan") as of December 31, 1995 and 1994 and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1993 the Plan changed its method of accounting for benefits payable to participants who have withdrawn from participation in the Plan.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1995 financial statement and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/S/ Deloitte & Touch LLP

June 20, 1996

FLAGSTAR THRIFT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1995 AND
1994
                                                 1995             1994
                                          ----------------------------
ASSETS:


Investments                               $49,223,805       $63,145,941
                                          -----------      ------------

Receivables:
   Employer's contribution                    185,743           243,482
   Participants' contributions                123,404           168,224
   Accrued income                              71,780           135,539
                                          -----------       -----------

Total Receivables                             380,927           547,245
                                          -----------       -----------

Cash and Cash Equivalents                   2,012,904        10,791,531
                                          -----------       -----------

TOTAL ASSETS                               51,617,636        74,484,717
                                          -----------       -----------

LESS -  ACCRUED LIABILITIES:                  122,611           151,055
                                          -----------       -----------

NET ASSETS AVAILABLE FOR BENEFITS         $51,495,025       $74,333,662
                                          ===========       ===========


See notes to financial statements.

FLAGSTAR THRIFT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                            1995                    1994                    1993
                                                                        ------------          -------------            -------------

Increase in net assets:
INVESTMENT INCOME:
Net (depreciation) appreciation
     in fair value of investments                                        $(1,291,039)          $ (2,630,739)           $ (3,067,360)
Interest income                                                            2,758,474              4,087,850               4,251,321
Dividend income                                                            3,305,469                862,145               1,491,440
                                                                           ---------          -------------            ------------
         Investment income, net                                            4,776,787              2,319,256               2,675,401

CONTRIBUTIONS:
Employer                                                                   1,292,158              2,048,595               2,364,196
Participants                                                               2,841,109              4,473,768               6,058,275
                                                                        ------------           ------------            -------------
         Total contributions                                               4,133,267              6,522,363               8,422,471
                                                                        ------------           ------------            -------------

TRANSFERS FROM DENNY'S PROFIT SHARING RETIREMENT PLAN                           --                      --                   5,369
                                                                        ------------           ------------            -------------

TOTAL INCREASE IN NET ASSETS                                               8,910,054              8,841,619              11,103,241
                                                                        ------------           ------------            -------------

Decrease in net assets:
DISTRIBUTIONS TO PARTICIPANTS                                            (31,461,507)           (11,983,361)             (7,334,238)

ADMINISTRATIVE EXPENSES                                                     (287,184)              (306,278)               (492,784)
                                                                        ------------           ------------            -------------

TOTAL DECREASE IN NET ASSETS                                             (31,748,691)           (12,289,639)             (7,827,022)
                                                                        ------------           ------------            -------------

NET INCREASE (DECREASE) IN NET ASSETS BEFORE CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                           (22,838,637)            (3,448,020)              3,276,219

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                           --                     --                   609,985
                                                                        ------------           ------------            -------------

NET INCREASE (DECREASE) IN NET ASSETS AVAILABLE FOR BENEFITS             (22,838,637)            (3,448,020)              3,886,204

NET ASSETS AVAILABLE FOR BENEFITS, BEGINNING OF YEAR                      74,333,662             77,781,682              73,895,478
                                                                        ------------           ------------            -------------

NET ASSETS AVAILABLE FOR BENEFITS, END OF YEAR                          $ 51,495,025           $ 74,333,662            $ 77,781,682
                                                                        ============           ============            ============


See notes to financial statements.
                                      - 3 -

FLAGSTAR THRIFT PLAN

NOTES TO FINANCIAL STATEMENTS,
FOR THE THREE YEARS ENDED DECEMBER 31, 1995

1.  DESCRIPTION OF THE PLAN

         The following description of the Flagstar Thrift Plan ("Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan provisions.

       a.General - The Flagstar  Thrift Plan (the  "Plan"),  formerly the Thrift
         Plan for Noncontract Employees of TW Services, Inc., is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974. Participants may contribute 1% to 10% of their salaries on a weekly basis, with annual limitations of $9,240 in 1995, $9,240 in 1994, and $8,994 in 1993. Any nonhighly compensated salaried employee of Flagstar Corporation (Flagstar, the "Company" and the Plan's Administrator) and Flagstar Systems, Inc. (Spartan) who has attained age 21 and has completed twelve months of service with the Company is eligible to participate in the Plan. Prior to May 6, 1994, any salaried employee of Canteen Corporation and, prior to November 30, 1994, any salaried employee of TW Recreational Services, Inc. (TWRS) could participate in the Plan in accordance with the same eligibility requirements. The Flagstar Thrift Plan Committee and the Plan Administrator control and manage the operation and administration of the Plan. NationsBank serves as the Trustee of the Plan.

         Effective June 17, 1994 (the "Transition Date"), IM Vending Inc., Canteen Corporation and the subsidiaries of Canteen Corporation, (collectively, the "Canteen Group") were sold to an entity outside of the Flagstar Corporation controlled group. Effective May 6, 1994, employees classified as Canteen Group employees were no longer eligible to become participants in the Plan. Effective as of the Transition Date and thereafter, the Canteen Group is not a Plan Sponsor or participating employer under the Plan and active employees of the Canteen Group as of the Transition Date were not permitted to make pre-tax deferral contributions under the Plan or eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, Canteen Group employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the Transition Date, receive distribution of the Pre-Tax Account when he or she separates from service with the Canteen Group, or postpone distribution of the account if their account balance did not exceed $3,500 as of the Transition Date. As of December 31, 1995, and 1994, Canteen Group employee participant account balances included in the net assets available for benefits of the Plan were approximately $9,260,544 and $17,535,859, respectively.

         Effective December 12, 1995 and December 31, 1995 ("Transition Dates"), TW Recreational Services, Inc. (TWRS) and Volume Services, Inc. (VS) were sold to entities outside of the Flagstar Corporation controlled group. Effective December 31, 1995, employees classified as VS employees were no longer eligible to become participants in the Plan. Effective as of the respective Transition Dates and thereafter, TWRS and VS are not Plan Sponsors or participating employers under the Plan and active employees of TWRS and VS as of the Transition Dates were not permitted to make pre-tax deferral contributions under the Plan or eligible to receive employer contributions under the Plan.
                                      - 4 -

         In accordance with the Plan provisions, TWRS and VS employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the Transition Dates or receive distribution of their Pre-Tax Accounts when they separate from service with TWRS or VS.

       b.Contributions  and  Withdrawals - Pre-tax  contribution  deductions are limited to 10% of eligible compensation, or $9,240 in 1995, $9,240 in 1994, and $8,994 in 1993, whichever is less. After-tax contributions are limited to 10% of each employee's eligible compensation, however, no after-tax contribution can be made by an employee in any month in which the employee makes a pre-tax contribution. The Company contributes an amount equal to 25% of each participating employee's after-tax contributions, and 25% of employee pre-tax contributions up to 6% of such employee's compensation, plus 75% for the first $500 per year of employee pre-tax contributions. These Company contributions are made to the Plan monthly and are invested to mirror the employee election.

         Contributions to the Plan can be invested in 25% increments in any combination of five funds chosen by the participants: Employee Interest Fund, Employee Government Bond Fund, Employee Dreyfus Fund, Employee Explorer Fund, and Flagstar Companies Employee Stock Fund. Contributions are temporarily invested in short-term money market deposits and/or commercial paper until employee elections are executed. The Employee Interest Fund consists of insurance contracts that provide fixed interest rates on the Fund investments. The Dreyfus Equity Fund and Explorer Equity Fund are mutual equity funds that provide dividends and gains/losses as the market fluctuates. The Flagstar Companies Employee Stock Fund is invested in Flagstar Companies, Inc. common stock which also generates gains/losses as the market fluctuates, but in no event may more than 25% of the participating employees contribution for any pay period be invested in the Company's common stock. Participants may change or transfer their investment options quarterly. A participating employee, however, may not transfer amounts to the Company stock fund to exceed 25% of his or her total investment in the Plan.

         Contributions to the Plan are not taxable to a participant when contributed. Similarly, the earnings on the participant's account are not taxable when earned. However, any withdrawal from the Plan is taxable to the participant in the year of the withdrawal.

       c.Vesting  and  Participant  Accounts - All  Company  contributions  vest immediately to the employees. A separate account is maintained for each Plan participant. The account balances for Plan participants are adjusted periodically as follows:
                  a) Monthly for contributions and participant withdrawals.
                  b) Monthly for a pro rata share or income, gains and losses on investments and expenses, determined by the relative percentage of the participant's average account balance in comparison to the total average account balance of all participants' accounts.

       d.Termination - In accordance with the Company's rights under the Plan, the Company has discontinued its contributions for fiscal year 1996. Although it has not expressed any intention to do so, the Company has the right under the Plan to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, each participant automatically becomes fully vested to the extent of the balance in the participant's separate account after reflection of the fund's activity to the date of such termination.
                                      - 5 -

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES a.Basis of Accounting - The financial statements of the Plan are presented on the accrual basis of accounting.

       b.Investment   Valuation  -  In  May  1994,  the  American  Institute  of
         Certified Public Accountants (AICPA) issued Statement of Position (SOP) 94-4 "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans" which requires defined contribution plans to report investment contracts with fully benefit-responsive features (as defined in the SOP) at contract value and other investment contracts at fair value. The Company adopted the SOP as of January 1, 1995, and as the investment contracts were determined to be fully benefit-responsive, investments in insurance contracts and synthetic insurance contracts are valued at contract value, which represents contributions made under the contract, plus interest earned, less withdrawals and administrative expenses. In accordance with Financial Accounting Standards Board Statement No. 107 (FASB 107), "Disclosures about Fair Value of Financial Instruments," the fair value of the insurance contracts and synthetic insurance contracts are disclosed in footnote 7. The fair value is based on the discounted future cash flows of the respective investments.

         Investments in money market deposits and commercial paper are carried at cost, which approximates market. Investments in marketable equity securities and mutual equity funds are carried at their quoted market price as of the valuation date.

         Synthetic insurance contracts operate similarly to other guaranteed investment contracts except that the assets are placed in a trust (with ownership by the Plan) rather than a separate account of the issuer and a financially responsible third party (i.e., an insurance company) issues a "wrapper" contract that provides that participants can, and must, execute Plan transactions at contract value.

       c.Transfers from Other Benefit Plans - During 1993 and 1992 a number of participants in the Denny's Inc. Profit Sharing Retirement Plan (Denny's Plan) became salaried employees of Flagstar Corporation, Canteen (through May 6, 1994) or Spartan. As a result, the account balances of these participants in the Denny's Plan were transferred to the Plan.

       d.Administrative Expenses - Administrative expenses of the Plan are paid by the Plan and allocated to participant accounts.

       e.Benefits Payable - In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, "Audits of Employee Benefit Plans." The new guidance requires that benefits payable to persons who have withdrawn from participation in a deferred contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. As of December 31, 1995 and 1994, benefits of $699,737 and $15,381,241, respectively, were due to participants who have withdrawn from participation in the Plan (including balances of employees of Canteen who have elected to withdraw their balances in the Plan - see
         Note 1).

       f.Cash and  Cash  Equivalents  - The Plan  considers  all  highly  liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents typically represent money market funds.
                                      - 6 -
       g.Use  of  Estimates  -  The  preparation  of  financial   statements  in
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       NET APPRECIATION (DEPRECIATION) IN FAIR VALUE OF INVESTMENTS

         The net (depreciation) appreciation including investments bought, sold, and held, by type of security, during the years ended December 31, 1995, 1994, and 1993 is summarized as follows:

                                                    1995            1994           1993
                                               ---------------------------------------------

         Flagstar Companies, Inc. Common Stock   $(1,370,589)   $  (858,863)  $ (3,110,586)
         Government Bond Fund                        224,634       (467,398)
                                                                                        50
         Interest Fund - insurance contracts            --           68,729         78,371
         Vanguard Explorer Equity Fund               673,893       (227,383)       105,075
         Dreyfus Equity Fund                        (818,977)    (1,145,824)      (140,270)

                                                 $(1,291,039)   $(2,630,739)   $(3,067,360)

4.  PARTICIPANTS

         As of December 31, 1995, 1994, and 1993 there were approximately 2,800, 3,500 and 4,400 participants, respectively in the Plan out of the total eligible participants of approximately 3,250, 4,600 and 7,700, respectively.

5.  PARTICIPANT LOANS

         Participants may borrow up to the lesser of 50% of the vested portion of their account balance, or the amount of $50,000 less the highest outstanding loan balance during the prior 12 month period. The minimum loan amount is $1,000 and each employee can have only one loan outstanding at any time. The Plan documents indicate that a reasonable borrowing rate will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participant's salary. If an employee who has a loan outstanding terminates employment, no benefits will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 1995 have a range of interest rates from 8.5% to 9.0%.

6.  TAX STATUS

         The Plan obtained its latest determination letter on September 20, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code. The Plan administrator believes that the Plan was qualified and the related trust was tax exempt as of the financial statement date. Therefore, no provision for income taxes has been included in the Plan's financial statements.
                                      - 7 -

7.  INVESTMENTS

                                                                           1995 Carrying           1995 Fair        1994 Carrying
             Description                                                        Value                Value              Value


Flagstar Companies, Inc. Common Stock                                      $  1,067,209         $  1,067,209        $  2,674,956

United States Government Notes and Bonds:
         7.00% due April 15, 1999                                               525,310              525,310             484,530
         6.75% due May 31, 1997                                                 510,310              510,310             488,830
         8.625% due October 15, 1995                                               --                   --               303,186
         7.875% due July 15, 1996                                               304,032              304,032             301,218
         8.00% due August 15, 1999                                              217,312              217,312             201,156
         8.00% due January 15, 1997                                             205,468              205,468             201,032
         7.875% due January 15, 1998                                            315,234              315,234             300,375
         6.375% due July 15, 1999                                               259,022              259,022             236,210
         6.00% due November 30, 1997                                            253,673              253,673             238,398
         5.125% due March 31, 1998                                              249,570              249,570             230,860
         5.50% due April 15, 2000                                               252,070              252,070             224,882
                                                                              3,092,001            3,092,001           3,210,677
NationsBank Short - Intermediate Government Fund                                223,298              223,298           1,920,493
                  Total                                                       3,315,299(2)         3,315,299(2)        5,131,170(2)

Mutual Funds:
         Dreyfus Equity Fund                                                  9,959,891(2)         9,959,891(2)       12,060,887(2)
         Vanguard Explorer Equity Fund                                        4,343,104(2)         4,343,104(2)        5,637,577(2)

                  Total                                                      14,302,995           14,302,995          17,698,464

Interest Fund:
     Insurance Contracts:
         Great West Life Assurance Co.
                  9.20% due April 30, 1996                                    2,030,464            2,056,831           3,718,799
         Mutual Life Insurance Co. of NY
                  9.72% due April 30, 1995                                         --                   --             5,983,113
         New York Life Ins. Co.
                  7.35% due May 7, 1997                                       7,594,256(2)         7,542,371(2)        7,154,051(2)
         Principal Mutual Life Insurance Co.
                  9.00% due April 30, 1996                                      899,007              911,129           1,652,745
         Principal Mutual Life Insurance Co.
                  9.72% due April 30, 1996                                    8,496,315(2)         8,630,752(2)        7,752,066(2)

                                                                             19,020,042           19,141,083          26,260,774
     Synthetic Insurance Contract:
         People's Security Life Insurance
                  5.9346% due April 30, 1998
                  US Govt. and Agency Issuances                               5,029,228            5,029,228           7,388,162
                  Asset Backed Securities                                     3,382,384            3,382,384             817,912
                  Cash and Cash Equivalents                                   1,145,362            1,145,362             336,028
                  Wrapper Contract                                              312,278              236,914             817,208
                                                                              9,869,252            9,793,888           9,359,310
                           Total                                             28,889,294           28,934,971          35,620,084

Loans To Participants                                                         1,649,008(1)         1,649,008(1)        2,021,267(1)

TOTAL INVESTMENTS                                                          $ 49,223,805         $ 49,269,482        $ 63,145,941


(1) Represents estimated fair value of loans to participants
(2) Represents Plan investments which exceeded 5% of net assets available as of December 31, 1995 and 1994.
                                      - 8 -

8.  FUND INFORMATION

         Participant contributions, employer contributions, distributions to participants and investment income/dividends by fund are as follow for the year ended December 31, 1995:

Participant Contributions:

Interest Fund                                                       $ 1,272,599
Government Bond Fund                                                    286,327
Dreyfus Equity Fund                                                     601,241
Vanguard Explorer Fund                                                  326,742
Flagstar Companies, Inc. common stock                                   354,200
                                                                    -----------

Total                                                               $ 2,841,109
                                                                    ===========


Employer Contributions:

Interest Fund                                                       $   585,499
Government Bond Fund                                                    137,369
Dreyfus Equity Fund                                                     267,386
Vanguard Explorer Fund                                                  138,742
Flagstar Companies, Inc. common stock                                   163,162
                                                                    -----------

Total                                                               $ 1,292,158
                                                                    ===========


Distributions to Participants:

Interest Fund                                                       $19,533,346
Government Bond Fund                                                  2,647,382
Dreyfus Equity Fund                                                   5,399,386
Vanguard Explorer Fund                                                2,964,831
Flagstar Companies, Inc. common stock                                   916,564
                                                                    -----------

Total                                                               $31,461,509
                                                                    ===========


Investment Income/Dividends:

Interest Fund                                                       $ 2,412,931
Government Bond Fund                                                    255,806
Dreyfus Equity Fund                                                   2,966,651
Vanguard Explorer Fund                                                  338,818
Flagstar Companies, Inc. common stock                                     3,883
Loans to Participants                                                    89,737
                                                                    -----------

Total                                                               $ 6,067,826
                                                                    ===========

FLAGSTAR THRIFT PLAN

IRS FORM 5500, ITEM 27a - SCHEDULE OF ASSETS HELD FOR
INVESTMENT PURPOSES AS OF DECEMBER 31, 1995


                                                                  Shares, Units                                 Carrying
                 Description                                       or Par Value                 Cost              Value

Flagstar Companies, Inc. Common Stock                               341,507                $ 4,178,633        $ 1,067,209

United States Government Notes and Bonds:
         7.00% due April 15, 1999                                   500,000                    500,781            525,310
         6.75% due May 31, 1997                                     500,000                    503,125            510,310
         7.875% due July 15, 1996                                   300,000                    298,219            304,032
         8.00% due August 15, 1999                                  200,000                    210,313            217,312
         8.00% due January 15, 1997                                 200,000                    211,813            205,468
         7.875% due January 15, 1998                                300,000                    315,750            315,234
         6.375% due July 15, 1999                                   250,000                    261,953            259,022
         6.00% due November 30, 1997                                250,000                    258,984            253,673
         5.125% due March 31, 1998                                  250,000                    249,570            249,570
         5.50% due April 15, 2000                                   250,000                    249,023            252,070
                                                                                             3,059,531          3,092,001
NationsBank Short - Intermediate Government Fund                     53,677                    221,321            223,298
                  Total                                                                      3,280,852          3,315,299

Mutual Funds:
         Dreyfus Equity Fund                                        955,844                 11,360,972          9,959,891
         Vanguard Explorer Equity Fund                               86,949                  3,443,003          4,343,104
                  Total                                                                     14,803,975         14,302,995

Interest Fund:
     Insurance Contracts:
         Great West Life Assurance Co.
                  9.20% due April 30, 1996                                                   2,030,464         2,030,464
         New York Life Ins. Co.
                  7.35% due May 7, 1997                                                      7,594,256         7,594,256
         Principal Mutual Life Insurance Co.
                  9.00% due April 30, 1996                                                     899,007           899,007
         Principal Mutual Life Insurance Co.
                  9.72% due April 30, 1996                                                   8,496,315         8,496,315
                                                                                            19,020,042        19,020,042
     Synthetic Insurance Contracts:
         People's Security Life Insurance
                  5.9346% due April 30, 1998                                                 9,869,252         9,869,252
                           Total                                                            28,889,294        28,889,294

Loans To Participants                                                                        1,649,008(1)      1,649,008(1)


TOTAL INVESTMENTS                                                                          $52,801,762       $49,223,805


(1) Represents estimated fair value of loans to participants.

                            IRS FORM 5500, ITEM 27d
                       SCHEDULE OF REPORTABLE TRANSACTIONS

                    5% REPORT BY ASSET - SINGLE TRANSACTIONS

                            1/01/95 THROUGH 12/29/95

                              FLAGSTAR THRIFT PLAN




                        TRAN   SETTLE        SHARES/   PURCHASE/SALE       BROKER    OTHER        COST OF       PREVIOUS         NET
ASSET DESCRIPTION       TYPE   DATE           UNITS    COST/PROCEEDS   COMMISSION  EXPENSE          ASSET   ANNUAL MARKET  GAIN/LOSS
NATIONS PRIME FUND
TRUST A SHARES          SAL 03/31/95  -6,178,778.170   6,178,778.17           .00      .00  -6,178,778.17    6,178,778.17       .00
                        PUR 05/31/95   5,718,419.740   5,718,419.74           .00      .00   5,718,419.74    5,718,419.74       .00

MUTUAL LIFE INSURANCE
CO OF NEW YORK GIC
#MM71283
9.72% DUE 04/30/95      SAL 04/28/95  -6,117,728.330   6,117,728.33           .00      .00  -6,117,728.33    6,117,728.33       .00
                     1 PURCHASES FOR   5,718,419.74     2 SALES FOR 12,296,506.50    ISSUE AGGREGATE TOTAL  18,014,926.24

                            IRS FORM 5500, ITEM 27d
                       SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE

                            1/01/95 THROUGH 12/29/95

                              FLAGSTAR THRIFT PLAN





BROKER/PARTY            TRAN   SETTLE        SHARES/   PURCHASE/SALE       BROKER    OTHER        COST OF       PREVIOUS         NET
ASSET DESCRIPTION       TYPE    DATE          UNITS    COST/PROCEEDS   COMMISSION  EXPENSE          ASSET   ANNUAL MARKET  GAIN/LOSS
NATIONS CASH RESERVES
CASH RESERVES)          PUR 10/31/95     230,260.040      230,260.04          .00      .00     230,260.04      230,260.04        .00
                        PUR 10/31/95     248,417.220      248,417.22          .00      .00     248,417.22      248,417.22        .00
                        PUR 10/31/95   2,941,933.380    2,941,933.38          .00      .00   2,941,933.38    2,941,933.38        .00
                        SAL 11/30/95  -1,016,615.230    1,016,615.23          .00      .00  -1,016,615.23    1,016,615.23        .00
                        PUR 11/30/95           1.740            1.74          .00      .00           1.74            1.74        .00
                        SAL 11/30/95    -235,685.300      235,685.30          .00      .00    -235,685.30      235,685.30        .00
                        SAL 11/30/95    -192,292.260      192,292.26          .00      .00    -192,292.26      192,292.26        .00
                        SAL 12/29/95     -10,657.160       10,657.16          .00      .00     -10,657.16       10,657.16        .00
                        SAL 12/29/95      -6,585.560        6,585.56          .00      .00      -6,585.56        6,585.56        .00
                        SAL 12/29/95    -285,434.030      285,434,03          .00      .00    -285,434.03      285,434.03        .00
                     4 PURCHASES FOR    3,420,612.38     6 SALES FOR    1,747,269.54 ISSUE AGGREGATE TOTAL   5,167,881.92

DREYFUS FD INC          SAL 01/10/95     -83,727.234    1,009,750.44          .00      .00  -1,027,489.00      998,865.90  10,884.54
                        PUR 01/18/95       5,876.378       72,044.40          .00      .00      72,044.40       72,044.40        .00
                        SAL 01/30/95    -108,745.328    1,317,993.38          .00      .00  -1,334,499.45    1,297,557.76  20,435.62
                        PUR 03/06/95       5,996.887       75,800.65          .00      .00      75,800.65       75,800.65        .00
                        SAL 04/05/95      -1,153.846       15,000.00          .00      .00     -14,165.76       13,778.26   1,221.74
                        SAL 04/21/95     -70,099.923      912,000.00          .00      .00    -860,793.69      837,074.52  74,925.48
                        SAL 04/26/95      -2,281.369       30,000.00          .00      .00     -28,014.13       27,242.20   2,757.80
                        PUR 05/08/95       7,128.515       95,308.25          .00      .00      95,308.25       95,308.25        .00
                        PUR 05/15/95       7,334.941       99,021.70          .00      .00      99,021.70       99,021.70        .00
                        SAL 05/23/95     -23,449.297      316,800.00          .00      .00    -288,452.55      280,666.35  36,133.65
                        SAL 05/30/95     -17,529.586      237,000.00          .00      .00    -215,633.50      209,812.90  27,187.10
                        PUR 06/13/95       6,637.827       89,942.56          .00      .00      89,942.56       89,942.56        .00
                        PUR 06/14/95       4,358.174       59,619.82          .00      .00      59,619.82       59,619.82        .00
                        SAL 06/15/95     -15,982.469      218,800.00          .00      .00    -196,909.16      191,680.64  27,119.36
                        SAL 06/26/95        -715.820       10,000.00          .00      .00      -8,819.13        8,584.96   1,415.04
                        PUR 06/30/95      12,310.734      166,687.34          .00      .00     166,687.34      166,687.34        .00
                        PUR 06/30/95       2,956.727       40,034.08          .00      .00      40,034.08       40,034.08        .00
                        PUR 07/06/95       6,143.398       84,225.99          .00      .00      84,225.99       84,225.99        .00
                        SAL 07/12/95     -23,681.917      326,100.00          .00      .00    -292,627.19      285,101.25  40,998.75
                        SAL 07/25/95      -1,083.032       15,000.00          .00      .00     -13,382.56       13,038.38   1,961.62
                        SAL 08/02/95     -16,702.664      232,000.00          .00      .00    -206,387.59      201,079.60  30,920.40
                        PUR 08/17/95       9,662.627      133,634.13          .00      .00     133,634.13      133,634.13        .00
                        SAL 08/18/95      -1,083.815       15,000.00          .00      .00     -13,413.74       13,073.95   1,926.05
                        SAL 08/31/95     -20,782.042      287,000.00          .00      .00    -257,207.07      250,691.63  36,308.37
                        PUR 09/20/95       7,292.753      102,536.11          .00      .00     102,536.11      102,536.11        .00


                            IRS FORM 5500, ITEM 27d
                      SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE

                            1/01/95 THROUGH 12/29/95

                              FLAGSTAR THRIFT PLAN


                                                                                                                PREVIOUS
BROKER/PARTY              TRAN   SETTLE          SHARES/     PURCHASE/SALE     BROKER     OTHER    COST OF       ANNUAL       NET
 ASSET DESCRIPTION        TYPE    DATE             UNITS     COST/PROCEEDS   COMMISSION  EXPENSE    ASSET        MARKET    GAIN/LOSS

DREYFUS FD INC            SAL   09/29/95         -11,713.666   162,000.00       .00        .00   -145,177.73   141,622.03  20,377.97
                          PUR   09/29/95           2,807.617    38,660.88       .00        .00     38,660.88    38,660.88        .00
                          PUR   10/16/95          17,142.490   233,994.99       .00        .00    233,994.99   233,994.99        .00
                          SAL   10/31/95         -17,629.407   235,000.00       .00        .00   -219,126.27   213,808.06  21,191.94
                          PUR   11/09/95           5,195.182    70,602.52       .00        .00     70,602.52    70,602.52        .00
                          SAL   11/15/95          -2,581.121    35,000.00       .00        .00    -32,104.54    31,331.69   3,668.31
                          SAL   11/30/95          -8,827.074   124,020.39       .00        .00   -109,793.06   107,150.02  16,870.37
                          PUR   12/14/95           7,048.580   100,442.27       .00        .00    100,442.27   100,442.27        .00
                          PUR   12/29/95          46,201.905   479,113.76       .00        .00    479,113.76   479,113.76        .00
                          PUR   12/29/95         211,591.307 2,194,201.85       .00        .00  2,194,201.85 2,194,201.85        .00
                          PUR   12/29/95           3,682.760    38,190.22       .00        .00     38,190.22    38,190.22        .00
                        18 PURCHASES FOR       4,174,061.52  18 SALES FOR 5,498,464.21 ISSUE AGGREGATE TOTAL 9,672,525.73
NATIONS PRIME FUND
TRUST A SHARES            PUR   01/31/95         818,591.640   818,591.64       .00        .00    818,591.64   818,591.64        .00
                          PUR   01/31/95          14,099.700    14,099.70       .00        .00     14,099.70    14,099.70        .00
                          SAL   01/31/95          -3,589.030     3,589.03       .00        .00     -3,589.03     3,589.03        .00
                          SAL   01/31/95         -86,109.910    86,109.91       .00        .00    -86,109.91    86,109.91        .00
                          PUR   01/31/95          60,539.580    60,539.58       .00        .00     60,539.58    60,539.58        .00
                          PUR   01/31/95       1,318,999.560 1,318,999.56       .00        .00  1,318,999.56 1,318,999.56        .00
                          SAL   01/31/95      -3,268,672.490 3,268,672.49       .00        .00 -3,268,672.49 3,268,672.49        .00
                          SAL   01/31/95             -80.390        80.39       .00        .00        -80.39        80.39        .00
                          PUR   02/28/95             149.600       149.60       .00        .00        149.60       149.60        .00
                          PUR   02/28/95          24,209.750    24,209.75       .00        .00     24,209.75    24,209.75        .00
                          SAL   02/28/95          -6,478.490     6,478.49       .00        .00     -6,478.49     6,478.49        .00
                          PUR   02/28/95         462,138.210   462,136.21       .00        .00    462,138.21   462,138.21        .00
                          SAL   02/28/95         -45,535.210    45,535.21       .00        .00    -45,535.21    45,535.21        .00
                          PUR   02/28/95         251,541.030   251,541.03       .00        .00    251,541.03   251,541.03        .00
                          PUR   02/28/95          14,952.350    14,952.35       .00        .00     14,952.35    14,952.35        .00
                          SAL   02/28/95          -3,635.200     3,635.20       .00        .00     -3,635.20     3,635.20        .00
                          SAL   03/31/95        -824,882.430   824,882.43       .00        .00   -824,882.43   824,882.43        .00
                          SAL   03/31/95          -3,283.620     3,283.62       .00        .00     -3,283.62     3,283.62        .00
                          SAL   03/31/95        -256,672.240   256,672.24       .00        .00   -256,672.24   256,672.24        .00
                          SAL   03/31/95         -20,740.710    20,740.71       .00        .00    -20,740.71    20,740.71        .00
                          SAL   03/31/95      -1,291,979.390 1,291,979.39       .00        .00 -1,291,979.39 1,291,979.39        .00
                          SAL   03/31/95      -6,178,778.170 6,178,778.17       .00        .00 -6,178,778.17 6,178,778.17        .00
                          PUR   03/31/95           3,449.910     3,449.91       .00        .00      3,449.91     3,449.91        .00
                          PUR   04/30/95           4,721.810     4,721.81       .00        .00      4,721.81     4,721.81        .00


                            IRS FORM 5500, ITEM 27d
                      SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE

                            1/01/95 THROUGH 12/29/95

                              FLAGSTAR THRIFT PLAN



                                                                                                              PREVIOUS
BROKER/PARTY           TRAN   SETTLE          SHARES/     PURCHASE/SALE     BROKER     OTHER    COST OF        ANNUAL         NET
 ASSET DESCRIPTION     TYPE    DATE             UNITS     COST/PROCEEDS   COMMISSION  EXPENSE    ASSET         MARKET      GAIN/LOSS


NATIONS PRIME FUND     SAL   04/30/95    -794,146.820      794,146.82        .00        .00    -794,146.82     794,146.82     .00
TRUST A SHARES         SAL   04/30/95     -14,858.000       14,858.00        .00        .00     -14,858.00      14,858.00     .00
                       PUR   04/30/95     231,416.260      231,416.26        .00        .00     231,416.26     231,416.26     .00
                       SAL   04/30/95     -17,615.850       17,615.85        .00        .00     -17,615.85      17,615.85     .00
                       SAL   04/30/95     -13,477.060       13,477.06        .00        .00     -13,477.06      13,477.06     .00
                       PUR   04/30/95       2,040.160        2,040.16        .00        .00       2,040.16       2,040.16     .00
                       PUR   05/31/95      11,503.720       11,503.72        .00        .00      11,503.72      11,503.72     .00
                       SAL   05/31/95     -26,307.430       26,307.43        .00        .00     -26,307.43      26,307.43     .00
                       PUR   05/31/95      58,485.080       58,485.08        .00        .00      58,485.08      58,485.08     .00
                       SAL   05/31/95    -767,616.820      767,616.82        .00        .00    -767,616.82     767,616.82     .00
                       PUR   05/31/95      13,587.810       13,587.81        .00        .00      13,587.81      13,587.81     .00
                       PUR   05/31/95   5,718,419.740    5,718,419.74        .00        .00   5,718,419.74   5,718,419.74     .00
                       SAL   05/31/95      -5,258.760        5,258.76        .00        .00      -5,258.76       5,258.76     .00
                       PUR   06/30/95      33,523.850       33,523.85        .00        .00      33,523.85      33,523.85     .00
                       SAL   06/30/95        -582.640          582.64        .00        .00        -582.64         582.64     .00
                       SAL   06/30/95     -18,737.140       18,737.14        .00        .00     -18,737.14      18,737.14     .00
                       PUR   06/30/95     132,796.530      132,796.53        .00        .00     132,796.53     132,796.53     .00
                       SAL   06/30/95     -68,055.030       68,055.03        .00        .00     -68,055.03      68,055.03     .00
                       SAL   06/30/95     -16,861.110       16,861.11        .00        .00     -16,861.11      16,861.11     .00
                       SAL   06/30/95     -16,844.950       16,844.95        .00        .00     -16,844.95      16,844.95     .00
                       SAL   07/31/95     -11,683.900       11,683.90        .00        .00     -11,683.90      11,683.90     .00
                       PUR   07/31/95      28,460.570       28,460.57        .00        .00      28,460.57      28,460.57     .00
                       PUR   07/31/95      81,456.840       81,456.84        .00        .00      81,456.84      81,456.84     .00
                       PUR   07/31/95      64,117.860       64,117.86        .00        .00      64,117.86      64,117.86     .00
                       SAL   07/31/95      -1,524.160        1,524.16        .00        .00      -1,524.16       1,524.16     .00
                       SAL   07/31/95    -574,548.110      574,548.11        .00        .00    -574,548.11     574,548.11     .00
                       SAL   07/31/95      -2,253.950        2,253.95        .00        .00      -2,253.95       2,253.95     .00
                       SAL   08/31/95        -225.970          225.97        .00        .00        -225.97         225.97     .00
                       SAL   08/31/95    -894,075.270      894,075.27        .00        .00    -894,075.27     894,075.27     .00
                       PUR   08/31/95     288,061.190      288,061.19        .00        .00     288,061.19     288,061.19     .00
                       SAL   08/31/95     -59,562.410       59,562.41        .00        .00     -59,562.41      59,562.41     .00
                       PUR   08/31/95      35,170.120       35,170.12        .00        .00      35,170.12      35,170.12     .00
                       PUR   08/31/95      92,212.420       92,212.42        .00        .00      92,212.42      92,212.42     .00
                       PUR   08/31/95     150,429.080      150,429.08        .00        .00     150,429.08     150,429.08     .00
                       SAL   09/30/95     -89,425.770       89,425.77        .00        .00     -89,425.77      89,425.77     .00
                       SAL   09/30/95     -46,609.710       46,609.71        .00        .00     -46,609.71      46,609.71     .00
                       PUR   09/30/95      10,662.570       10,662.57        .00        .00      10,662.57      10,662.57     .00


                            IRS FORM 5500, ITEM 27d
                      SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE

                            1/01/95 THROUGH 12/29/95

                              FLAGSTAR THRIFT PLAN


BROKER/PARTY            TRAN    SETTLE        SHARES/      PURCHASE/SALE   BROKER     OTHER      COST OF      PREVIOUS       NET
ASSET DESCRIPTION       TYPE     DATE          UNITS       COST/PROCEEDS COMMISSION  EXPENSE      ASSET    ANNUAL MARKET  GAIN/LOSS

NATIONS PRIME FUND
  TRUST A SHARES         SAL   09/30/95       -77,164,620      77,164.62    .00        .00      -77,164.62     77,164.62    .00
                         SAL   09/30/95      -104,137,330     104,137.33    .00        .00     -104,137.33    104,137.33    .00
                         PUR   09/30/95           480.700         480.70    .00        .00          480.70        480.70    .00
                         SAL   09/30/95    -1,226,344.630   1,226,344.63    .00        .00   -1,226,344.63  1,226,344.63    .00
                         SAL   10/31/95    -3,263,425.150   3,263,425.15    .00        .00   -3,263,425.15  3,263,425.15    .00
                         SAL   10/31/95          -480.700         480.70    .00        .00         -480.70        480.70    .00
                         SAL   10/31/95      -188,016.840     188,016.84    .00        .00     -188,016.84    188,016.84    .00
                         PUR   10/31/95         1,813.240       1,813.24    .00        .00        1,813.24      1,813.24    .00
                         PUR   10/31/95         9,113.770       9,113.77    .00        .00        9,113.77      9,113.77    .00
                         SAL   10/31/95       -75,453.530      75,453.53    .00        .00      -75,453.53     75,453.53    .00
                         PUR   10/31/95       112,546.170     112,546.17    .00        .00      112,546.17    112,546.17    .00
                         SAL   11/30/95      -175,658.140     175,658.14    .00        .00     -175,658.14    175,658.14    .00
                         SAL   11/30/95        -4,674.560       4,674.56    .00        .00       -4,674.56      4,674.56    .00
                         PUR   11/30/95        43,461.110      43,461.11    .00        .00       43,461.11     43,461.11    .00
                         SAL   12/29/95        -1,528.310       1,528.31    .00        .00       -1,528.31      1,528.31    .00
                         SAL   12/29/95        -2,512.270       2,512.27    .00        .00       -2,512.27      2,512.27    .00
                         SAL   12/29/95           -16.820          16.82    .00        .00          -16.82         16.82    .00
                      32 PURCHASES FOR     10,093,151.93    46 SALES FOR    20,550,121.04  ISSUE AGGREGATE TOTAL     30,643,272.97

MUTUAL LIFE INSURANCE
  CO OF 9.72% DUE
  04/30/95               PUR   01/31/95        46,367.460      46,367.46    .00        .00       46,367.46     46,367.46    .00
                         PUR   02/28/95        41,880.290      41,880.29    .00        .00       41,880.29     41,880.29    .00
                         PUR   03/31/95        46,367.450      46,367.45    .00        .00       46,367.45     46,367.45    .00
                         SAL   04/28/95    -6,117,728.330   6,117,728.33    .00        .00   -6,117,728.33  6,117,728.33    .00
                       3 PURCHASES FOR        134,615.20     1 SALES FOR    6,117,728.33  ISSUE AGGREGATE TOTAL   6,252,343.53

      DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN


      Financial  Statements  at December  31, 1995 and 1994
      and for each of the Three  Years in the Period  Ended
      December 31,  1995,  Supplemental  Schedules  for the
      Year  Ended   December   31,  1995  and   Independent
      Auditors' Report.

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

TABLE OF CONTENTS


                                                                             Pages


INDEPENDENT AUDITORS' REPORT                                                   1


FINANCIAL STATEMENTS:

  Statements of Net Assets Available for Benefits
    as of December 31, 1995 and 1994                                           2

  Statements of Changes in Net Assets Available for Benefits
    for the Years Ended December 31, 1995, 1994 and 1993                       3

  Notes to Financial Statements                                               4-10


SUPPLEMENTAL SCHEDULES:

  IRS Form 5500, Item 27a - Schedule of Assets Held for Investment Purposes
    as of December 31, 1995                                                   11

  IRS Form 5500, Item 27d - Schedule of Reportable Transactions (Single and
    Aggregate Transactions) for the Year Ended December 31, 1995              12-18


NOTE: Schedules required under the Employee Retirement Income Security Act of 1974, other than the schedules listed above, are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT


To the Administrative Committee
Denny's, Inc. Profit Sharing Retirement Plan:

We have audited the accompanying financial statements of net assets available for benefits of the Denny's, Inc. Profit Sharing Retirement Plan (the "Plan") as of December 31, 1995 and 1994 and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1993 the Plan changed its method of accounting for benefits payable to participants who have withdrawn from participation in the Plan.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1995 financial statement and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ Deloitte & Touche LLP

June 20, 1996
                                      - 1 -

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1995 AND 1994


                                                                       1995                          1994
                                                                  -------------                   -----------
ASSETS:


Investments                                                          $71,663,128                  $82,777,891
                                                                     -----------                  -----------

Receivables:
   Employer's contribution                                               188,377                      188,476
   Participants' contributions                                           399,499                      397,874
   Accrued interest                                                       72,360                       30,661
                                                                                                          --
   Due from Broker                                                        42,000
                                                                     -----------                  -----------

Total Receivables                                                        702,236                      617,011
                                                                     -----------                  -----------

Cash and Cash Equivalents                                             12,084,289                    4,509,650
                                                                     -----------                  -----------

TOTAL ASSETS                                                          84,449,653                   87,904,552
                                                                     -----------                  -----------

LESS -  ACCRUED LIABILITIES:                                              54,016                       77,650
                                                                     -----------                  -----------

NET ASSETS AVAILABLE FOR BENEFITS                                    $84,395,637                  $87,826,902
                                                                     ===========                  ===========



See notes to financial statements.

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                             1995                   1994                    1993

Increase in net assets:

INVESTMENT INCOME:
Net (depreciation) appreciation
     in fair value of investments
                                                                         $(2,145,771)          $ (1,792,198)           $ (3,120,431)
Interest income
                                                                           3,960,887              4,118,730               5,026,877
Dividend income                                                            3,353,607                591,098                 944,907

         Investment income, net
                                                                           5,168,723              2,917,630               2,851,353
CONTRIBUTIONS:
Employer                                                                   2,588,995              2,848,715               3,146,775
Participants
                                                                           7,073,490              7,375,619               8,005,818

         Total contributions
                                                                           9,662,485             10,224,334              11,152,593

TOTAL INCREASE IN NET ASSETS                                              14,831,208             13,141,964              14,003,946

Decrease in net assets:

DISTRIBUTIONS TO PARTICIPANTS                                            (17,837,071)           (16,923,299)            (13,508,687)

TRANSFERS TO FLAGSTAR THRIFT PLAN                                                 --                    --                   (5,369)

ADMINISTRATIVE EXPENSES                                                     (425,402)              (296,728)               (400,960)


TOTAL DECREASE IN NET ASSETS                                             (18,262,473)           (17,220,027)            (13,915,016)

NET INCREASE (DECREASE) IN NET ASSETS BEFORE CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                            (3,431,265)            (4,078,063)                 88,930

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                             --                    --                1,895,401


NET INCREASE (DECREASE) IN NET ASSETS AVAILABLE FOR BENEFITS              (3,431,265)            (4,078,063)              1,984,331

NET ASSETS AVAILABLE FOR BENEFITS, BEGINNING OF YEAR                      87,826,902              91,904,965             89,920,634

NET ASSETS AVAILABLE FOR BENEFITS, END OF YEAR                          $ 84,395,637            $87,826,902            $ 91,904,965




See notes to financial statements.
                                      - 3 -

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS,
FOR THE THREE YEARS ENDED DECEMBER 31, 1995


1.  DESCRIPTION OF PLAN

         The following description of the Denny's, Inc. Profit Sharing Retirement Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan provisions.

       a.General - The Plan is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974, to which member employees contribute 1% to 15% of their salaries on a weekly basis, with annual limitations of $9,240 in 1995, $9,240 in 1994, and $8,994 in 1993. Any United States employee of Denny's, Inc. (the "Company") and its domestic subsidiaries who has attained age 21 and who has completed twelve months of service with the Company, is eligible to participate in the Plan. The Denny's, Inc. Profit Sharing Retirement Plan Committee and the Plan Administrator control and manage the operation and administration of the Plan. NationsBank serves as the trustee of the Plan.

         Effective September 1, 1995 (the "Transition Date"), Proficient Food Company and its subsidiary, DFC Trucking Company, (collectively, the "PFC Group") were sold to an entity outside of Denny's, Inc. Effective September 1, 1995, employees classified as PFC Group employees were no longer eligible to become participants in the Plan. Effective as of the Transition Date and thereafter, the PFC Group is not a Plan Sponsor or participating employer under the Plan and active employees of the PFC Group as of the Transition Date were not permitted to make pre-tax deferral contributions under the Plan or eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, PFC Group employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the Transition Date, receive distribution of the Pre-Tax Account when he or she separates from service with the PFC Group, or postpone distribution of the account if their account balance did not exceed $3,500 as of the Transition Date. At December 31, 1995, PFC Group employee participant account balances included in the net assets available for benefits of the Plan were approximately $5,924,921.

       b.Contributions  and  Withdrawals - Pre-tax  contribution  deductions are limited to 15% of eligible compensation, or $9,240 in 1995, $9,240 in 1994, and $8,994 in 1993, whichever is less. The Company's contributions to the Plan match employee contributions up to the first 3% of each employee's salary at the rate of $1.00 for each employee dollar contributed (net of forfeitures). These Company contributions are made to the Plan monthly and are invested to mirror the employee election.

         Contributions to the Plan can be invested in any combination of four funds chosen by the participants: Employee Income Fund, Employee Dreyfus Fund, Employee Explorer Fund, and Flagstar Companies Employee Stock Fund. Contributions are temporarily invested in short-term money market deposits and/or commercial paper until employee elections are executed. The Employee Income Fund consists of insurance contracts that provide fixed
                                      - 4 -
         interest rates on the Fund investments. The Dreyfus Equity Fund and Explorer Equity Fund are mutual equity funds that provide dividends and gains/losses as the market fluctuates. The Flagstar Companies Employee Stock Fund is invested in Flagstar Companies, Inc. common stock which also generates gains/losses as the market fluctuates, but in no event may more than 25% of the participating employees contribution for any pay period be invested in the Company's common stock. Participants may change or transfer their investment options quarterly. A participating employee, however, may not transfer amounts to the Company stock fund to exceed 25% of his or her total investment in the Plan.

         Contributions to the Plan are not taxable to a participant when contributed. Similarly, the earnings on the participant's account are not taxable when earned. However, any withdrawal from the Plan is taxable to the participant in the year of the withdrawal.

       c.Vesting and Participant Accounts - A participant's contributions and earnings on those contributions are immediately vested. Vesting in the Company contributions to their accounts become 100% vested upon completion of five years of credited service.

         A separate account is maintained for each Plan participant. The account balances for Plan participants are adjusted periodically as follows:

                  a) Monthly for contributions and participant withdrawals.
                  b) Monthly for a pro rata share or income, gains and losses on investments and expenses, determined by the relative percentage of the participant's average account balance in comparison to the total average account balance of all participants' accounts.

         Forfeited balances of terminated participants' nonvested accounts are used to reduce future Company contributions.

       d.Termination - In accordance with the Company's rights under the Plan, the Company has discontinued its contributions for fiscal year 1996. Although it has not expressed any intention to do so, the Company has the right under the Plan to terminate the Plan subject to the provisions set forth in ERISA. In the event of any termination of the Plan, each participant automatically becomes fully vested to the extent of the balance in the participant's separate account after reflection of the fund's activity to the date of such termination.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.Basis of Accounting - The financial statements of the Plan are presented on the accrual basis of accounting.

       b.Investment   Valuation  -  In  May  1994,  the  American  Institute  of
         Certified Public Accountants (AICPA) issued Statement of Position (SOP) 94-4 "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans" which requires defined contribution plans to report investment contracts with fully benefit-responsive features (as defined in the SOP) at contract value and other investment contracts at fair value. The Company adopted the SOP as of January 1, 1995, and as the investment contracts were determined to be fully benefit-responsive, investments in insurance contracts and synthetic insurance contracts are valued at contract value, which represents contributions made under the contract, plus interest earned, less withdrawals and administrative expenses. In accordance with Financial Accounting Standards Board Statement No. 107 (FASB 107), "Disclosures about Fair Value of Financial Instruments," the fair value of the insurance contracts and synthetic insurance contracts are disclosed in footnote 3. The fair value is based on the discounted future cash flows of the respective investments.

         Investments in money market deposits and commercial paper are carried at cost, which approximates market. Investments in marketable equity securities and mutual equity funds are carried at their quoted market price as of the valuation date.

         Synthetic insurance contracts operate similarly to other guaranteed investment contracts except that the assets are placed in a trust (with ownership by the Plan) rather than a separate account of the issuer and a financially responsible third party (i.e., an insurance company) issues a "wrapper" contract that provides that participants can, and must, execute Plan transactions at contract value.

       c.Transfers  to Other  Benefit  Plans - During  1993 and 1992 a number of
         Denny's, Inc. employees who were participants in the Plan became employees of Flagstar Corporation, Canteen Corporation or Flagstar Systems, Inc. As a result, the account balances of these participants were transferred to the Thrift Plan for Noncontract Employees of Flagstar Corporation.

       d.Administrative Expenses - Administrative expenses of the Plan are paid by the Plan and allocated to participant accounts.

       e.Benefits Payable - In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, "Audits of Employee Benefit Plans." The new guidance requires that benefits payable to persons who have withdrawn from participation in a deferred contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. As of December 31, 1995 and 1994, benefits of $3,460,725 and $2,354,198, respectively, were due to participants who have withdrawn from participation in the Plan.

       f.Cash and Cash Equivalents - The Plan considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents typically represent money market funds.

       g.Use  of  Estimates  -  The  preparation  of  financial   statements  in
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  INVESTMENTS


                                                                                        1995              1995             1994
                                                                                     Carrying             Fair          Carrying
                             Description                                               Value              Value            Value


         Flagstar Companies, Inc. Common Stock                                      $ 1,616,425       $ 1,616,425       $ 2,627,754


         Mutual Funds:
                  Dreyfus Equity Fund                                                 9,268,923*        9,268,923*        7,488,243*
                  Vanguard Explorer Equity Fund                                       5,198,210*        5,198,210*        3,980,232*

                  Total                                                              14,467,133        14,467,133        11,468,475


         Interest Fund:
              Insurance Contracts:
                  John Hancock Mutual Life Ins. Co.
                           4.87% due 12/31/96                                         6,241,397*        6,087,409*       16,655,190*
                  Allstate Life Ins. Co.
                           6.95% due 1/2/97                                           4,159,940         4,219,514         4,023,596
                  John Hancock Mutual Life Ins. Co.
                           5.35% due 12/31/97                                         8,582,813*        8,585,193*        8,424,390*
                  Mutual Benefit Life
                           11.25% due 12/31/94                                        1,865,809         1,865,809         1,995,109
                  IDS Life Insurance Company
                           6.10% due 8/24/95                                               --                             1,607,512
                  Metropolitan Life Ins. Co. - Proceeds
                           from redeemed/matured insurance
                           contracts which were reinvested in
                           insurance contracts subsequent to
                           December 31, 1994                                               --                            10,286,429*
                  Metropolitan Life Ins. Co.
                           6.77% due 1/1/00                                           9,119,781*        9,694,921*             --
                  SunAmerica life Insurance
                           6.34% due 10/2/00                                          3,951,688         4,052,293              --

                                    Total                                            33,921,428        34,505,139        42,992,226


              Synthetic Insurance Contracts:
                  Amber Synthetic
                           5.50%
                           US Govt. and Agency Issuances                             13,371,493        13,371,493        17,620,929
                           Asset Backed Securities                                    4,245,732         4,245,732           697,087
                           Corporate Bonds                                            1,200,400         1,200,400           874,403
                           Cash and Cash Equivalents                                  2,737,436         2,737,436            31,784
                           Wrapper Contract                                             103,081           249,632         1,873,971
                         Total Amber Synthetic                                       21,658,142        21,804,693        21,098,174

                  Lehman Government Sec. Inc.
                           5.85% due 6/30/95                                               --                --           4,591,262
                Total Synthetic Insurance Contracts                                  21,658,142        21,804,693        25,689,436


         TOTAL INVESTMENTS                                                          $71,663,128       $72,393,390       $82,777,891



* Represents Plan investments which exceed 5% of net assets available as of December 31, 1995 and 1994.

4.       NET APPRECIATION (DEPRECIATION) IN FAIR VALUE OF INVESTMENTS

         The net (depreciation) appreciation including investments bought, sold, and held, by type of security, during the years ended December 31, 1995, 1994, and 1993 is summarized as follows:


                                                    1995           1994           1993
                                                -------------------------------------------

         Flagstar Companies, Inc. Common Stock  $     696,047  $    (878,768) $ (2,886,509)
         Vanguard Explorer Equity Fund             (1,808,666)      (189,114)     (32,403)
         Dreyfus Equity Fund                       (1,037,319)      (724,316)    (201,519)
                                                ------------------------------------------

                                                $ (2,149,938)  $ (1,792,198)  $(3,120,431)
                                                ===========================================


         Effective July 16, 1991, the State of New Jersey assumed control of Mutual Benefit Life Insurance Company, Inc. (Mutual), as a result of approximately $1,000,000,000 in policy surrenders during the period immediately preceding the seizure. The Plan's investment in an insurance contract with Mutual as of December 31, 1995, including accrued interest totaled approximately $2.0 million. The contract was scheduled to mature on December 31, 1991, however, Plan management received correspondence from Mutual indicating that due to the State of New Jersey's seizure of control and the severe restrictions placed on withdrawals, they would not be able to release the scheduled maturity payment on the Plan's contract. A rehabilitation plan, proposed by an industry consortium, was approved by the Superior Court of New Jersey in November 1993. Under such plan, Mutual contract holders can continue to participate in the contracts, in which case such holders will receive a reduced interest rate and extended maturity through December 2003, or accept a current maturity value at 55% of the contract value. Management intends to hold this contract to the extended maturity date; therefore, no reduction in carrying value has been recorded.

5.  FUND INFORMATION

         Participant contributions, employer contributions, distributions to participants and investment income/dividends by fund are as follow for the year ended December 31, 1995:

Participant Contributions:

Interest Fund                                                        $ 3,916,630
Dreyfus Equity Fund                                                    1,398,303
Vanguard Explorer Fund                                                   849,906
Flagstar Companies, Inc. common stock                                    908,651
                                                                     -----------

Total                                                                $ 7,073,490
                                                                     ===========


Employer Contributions:

Interest Fund                                                        $ 1,474,583
Dreyfus Equity Fund                                                      498,950
Vanguard Explorer Fund                                                   291,872
Flagstar Companies, Inc. common stock                                    323,590
                                                                     -----------

Total                                                                $ 2,588,995
                                                                     ===========


Distributions to Participants:

Interest Fund                                                        $14,124,263
Dreyfus Equity Fund                                                    1,996,036
Vanguard Explorer Fund                                                 1,148,212
Flagstar Companies, Inc. common stock                                    568,561
                                                                     -----------

Total                                                                $17,837,072
                                                                     ===========


Investment Income/Dividends:

Interest Fund                                                        $ 3,960,887
Dreyfus Equity Fund                                                    2,923,676
Vanguard Explorer Fund                                                   429,931
Flagstar Companies, Inc. common stock                                      4,167
                                                                     -----------

Total                                                                $ 7,318,661
                                                                     ===========

6.  PARTICIPANTS

         As of December 31, 1995, 1994, and 1993 there were approximately 7,700, 8,300 and 9,000 participants, respectively in the Plan out of the total eligible participants of approximately 21,500, 22,400 and 24,300, respectively.

7.  TAX STATUS

         The Plan obtained its latest determination letter on December 21, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code. The Plan administrator believes that the Plan was qualified and the related trust was tax exempt as of the financial statement date. Therefore, no provision for income taxes has been included in the Plan's financial statements.

DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

IRS FORM 5500, ITEM 27a - SCHEDULE OF ASSETS HELD FOR
INVESTMENT PURPOSES AS OF DECEMBER 31, 1995

                                                                                         Shares
                                                                                        Units or                         Carrying
                             Description                                                Par Value          Cost            Value
         Flagstar Companies, Inc. Common Stock                                           517,256       $ 5,433,933       $ 1,616,425


         Mutual Funds:

                  Dreyfus Equity Fund                                                    889,532        10,694,208         9,268,923
                  Vanguard Explorer Equity Fund                                          104,068         4,388,209         5,198,210

                                    Total                                                               15,082,417        14,467,133


         Interest Fund:
              Insurance Contracts:
                  John Hancock Mutual Life Ins. Co.
                           4.87% due 12/31/96                                                            6,241,397         6,241,397
                  Allstate Life Ins. Co.
                           6.95% due 1/2/97                                                              4,159,940         4,159,940
                  John Hancock Mutual Life Ins. Co.
                           5.35% due 12/31/97                                                            8,582,813         8,582,813
                  Mutual Benefit Life
                           11.25% due 12/31/94                                                           1,865,809         1,865,809
                  IDS Life Insurance Company
                           6.10% due 8/24/95                                                                    --                --
                  Metropolitan Life Ins. Co.
                           6.77% due 1/1/00                                                              9,119,781         9,119,781
                  SunAmerica Life Insurance
                           6.34% due 10/2/00                                                             3,951,688         3,951,688
                                    Total                                                               33,921,428        33,921,428

              Synthetic Insurance Contracts:
                  Amber Synthetic
                           5.50%                                                                        21,658,142        21,658,142


         TOTAL INVESTMENTS                                                                             $76,095,920       $71,663,128




                             IRS FORM 5500, ITEM 27d
                       SCHEDULE OF REPORTABLE TRANSACTIONS

                    5% REPORT BY ASSET - SINGLE TRANSACTIONS

                            1/01/95 THROUGH 12/29/95


                  DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN


ASSET DESCRIPTION             TRAN  SETTLE       SHARES/   PURCHASE/SALE      BROKER  OTHER       COST OF       PREVIOUS         NET
                              TYPE   DATE         UNITS    COST/PROCEEDS  COMMISSION EXPENSE       ASSET   ANNUAL MARKET   GAIN/LOSS
NATIONS CASH RESERVES
CAPITAL CLASS (FORMERLY
CAPITOL CASH RESERVES)        PUR 12/29/95 10,644,132.830  10,644,132.83       .00   .00     10,644,132.83  10,644,132.83       .00

LEHMANN CONT. 5526800
TRIPARTY AGREEMENT 5.850% (C)
06/30/95                      SAL 06/30/95 -4,480,669.240   4,480,669.24       .00   .00     -4,480,669.24   4,480,669.24       .00

NATIONS PRIME FUND
TRUST A SHARES                SAL 10/31/95 -5,352,166.190   5,352,166.19       .00   .00     -5,352,166.19   5,352,166.19       .00

METROPOLITAN LIFE GIC 14324
INTEREST PD AT MAT
DTD 01/03/95 6.770% DUE
01/01/00                      PUR 01/31/95  8,839,019.030   8,839,019.03       .00   .00      8,839,019.03    8,839,019.03       .00

JOHN HANCOCK MUTUL LIFE
INS CO
GAC #6468
DTD 12/22/92 4.87% DUE
12/31/96                     SAL 12/29/95 -10,632,060.820  10,632,060.82       .00   .00    -10,632,060.82   10,632,060.82       .00


METROPOLITAN LIFE INS CO
#14210
DTD 12/22/92 6.00% DUE
12/12/12                     SAL 01/31/95  -5,222,204.950  5,222,204.95        .00   .00     -5,222,204.95    5,222,204.95       .00

                         2 PURCHASES FOR   19,483,151.86  4 SALES FOR  25,687,101.20  ISSUE AGGREGATE TOTAL  45,170,253.06

                            IRS FORM 5500, ITEM 27d

                      SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE

                            1/01/95 THROUGH 12/29/95


                  DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN



BROKER/PARTY        TRAN     SETTLE          SHARES/       PURCHASE/SALE     BROKER     OTHER    COST OF         PREVIOUS        NET
ASSET DESCRIPTION   TYPE       DATE            UNITS       COST/PROCEEDS COMMISSION   EXPENSE      ASSET    ANNUAL MARKET  GAIN/LOSS
NATIONS CASH RESERVES
CASH RESERVES          PUR 10/31/95        941,040.010      941,040.01         .00   .00     941,040.01       941,040.01         .00
                       PUR 10/31/95        173,000.420      173,000.42         .00   .00     173,000.42       173,000.42         .00
                       PUR 10/31/95         30,442.750       30,442.75         .00   .00      30,442.75        30,442.75         .00
                       PUR 10/31/95         50,825.150       50,825.15         .00   .00      50,825.15        50,825.15         .00
                       PUR 10/31/95          2,805.080        2,805.08         .00   .00       2,805.08         2,805.08         .00
                       PUR 10/31/95        600,337.030      600,337.03         .00   .00     600,337.03       600,337.03         .00
                       PUR 10/31/95        257,042.430      257,042.43         .00   .00     257,042.43       257,042.43         .00
                       SAL 11/30/95       -232,114.210      232,114.21         .00   .00    -232,114.21       232,114.21         .00
                       PUR 11/30/95        302,484.420      302,484.42         .00   .00     302,484.42       302,484.42         .00
                       SAL 11/30/95            -70.090           70.09         .00   .00         -70.09            70.09         .00
                       SAL 11/30/95           -267.480          267.48         .00   .00        -267.48           267.48         .00
                       SAL 11/30/95        -14,498.060       14,498.06         .00   .00     -14,498.06        14,498.06         .00
                       SAL 11/30/95       -139,681.960      139,681.96         .00   .00    -139,681.96       139,681.96         .00
                       SAL 11/30/95       -760,131.900      760,131.90         .00   .00    -760,131.90       760,131.90         .00
                       PUR 12/29/95     10,644,132.830   10,644,132.83         .00   .00  10,644,132.83    10,644,132.83         .00
                       SAL 12/29/95         -3,874.480        3,874.48         .00   .00      -3,874.48         3,874.48         .00
                       PUR 12/29/95         10,440.640       10,440.64         .00   .00      10,440.64        10,440.64         .00
                       SAL 12/29/95            -30.330           30.33         .00   .00         -30.33            30.33         .00
                       SAL 12/29/95            -70.780           70.78         .00   .00         -70.78            70.78         .00
                       SAL 12/29/95       -133,823.770      133,823.77         .00   .00    -133,823.77       133,823.77         .00
                       SAL 12/29/95        -13,698.470       13,698.47         .00   .00     -13,698.47        13,698.47         .00
                 10 PURCHASES FOR       13,012,550.76   11 SALES FOR  1,298,261.53  ISSUE AGGREGATE TOTAL  14,310,812.29

DREYFUS FD INC         PUR 01/10/95         16,578.316      199,934.49         .00   .00     199,934.49       199,934.49         .00
                       SAL 01/30/95        -11,017.361      134,301.63         .00   .00    -136,297.08       131,473.97    2,827.66
                       PUR 01/31/95         10,467.330      129,794.89         .00   .00     129,794.89       129,794.89         .00
                       SAL 04/20/95        -11,600.928      150,000.00         .00   .00    -143,628.28       138,571.77   11,428.23
                       PUR 05/05/95         11,292.580      150,977.49         .00   .00     150,977.49       150,977.49         .00
                       PUR 05/12/95         13,720.758      185,093.02         .00   .00     185,093.02       185,093.02         .00
                       SAL 05/26/95         -5,056.004       69,115.58         .00   .00     -62,799.59        60,679.47    8,436.11
                       SAL 05/30/95        -14,053.254      190,000.00         .00   .00    -174,552.59       168,659.67   21,340.33
                       PUR 05/31/95         11,881.816      162,067.97         .00   .00     162,067.97       162,067.97         .00
                       SAL 06/16/95         -4,764.165       65,364.35         .00   .00     -59,280.60        57,319.27    8,045.08
                       SAL 06/19/95         -7,116.199       98,061.22         .00   .00     -88,547.00        85,617.38   12,443.84
                       PUR 06/21/95         10,671.387      148,759.14         .00   .00     148,759.14       148,759.14         .00
                       PUR 06/30/95          2,642.789       35,783.36         .00   .00      35,783.36        35,783.36         .00
                       PUR 06/30/95         11,003.613      148,988.93         .00   .00     148,988.93       148,988.93         .00


                            IRS FORM 5500, ITEM 27d

                      SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE

                            1/01/95 THROUGH 12/29/95


                  DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN


BROKER/PARTY        TRAN     SETTLE          SHARES/       PURCHASE/SALE     BROKER     OTHER    COST OF         PREVIOUS        NET
ASSET DESCRIPTION   TYPE       DATE            UNITS       COST/PROCEEDS COMMISSION   EXPENSE      ASSET    ANNUAL MARKET  GAIN/LOSS


DREYFUS FD INC         SAL 07/20/95         -5,865.103        80,000.00        .00     .00    -73,252.82       70,926.65    9,073.35
                       SAL 07/21/95         -3,636.364        50,000.00        .00     .00    -45,416.75       43,974.52    6,025.48
                       SAL 07/25/95         -1,083.032        15,000.00        .00     .00    -13,526.64       13,097.10    1,902.90
                       PUR 07/26/95         13,897.404       193,729.81        .00     .00    193,729.81      193,729.81         .00
                       PUR 08/04/95          9,262.418       128,191.87        .00     .00    128,191.87      128,191.87         .00
                       SAL 08/10/95        -11,560.694       160,000.00        .00     .00   -144,946.44      140,518.22   19,481.78
                       SAL 09/11/95        -11,464.968       162,000.00        .00     .00   -143,746.24      139,354.69   22,645.31
                       PUR 09/20/95         13,755.315       193,399.73        .00     .00    193,399.73      193,399.73         .00
                       PUR 09/29/95          1,898.145        26,137.46        .00     .00     26,137.46       26,137.46         .00
                       PUR 09/29/95            768.137        10,577.24        .00     .00     10,577.24       10,577.24         .00
                       SAL 10/10/95        -13,284.133       180,000.00        .00     .00   -167,034.81      162,071.11   17,928.89
                       PUR 10/12/95         11,057.356       148,389.72        .00     .00    148,389.72      148,389.72         .00
                       PUR 10/25/95          3,736.921        50,000.00        .00     .00     50,000.00       50,000.00         .00
                       SAL 10/31/95        -17,254.314       230,000.00        .00     .00   -217,273.55      210,968.37   19,031.63
                       PUR 11/03/95         13,663.959       184,600.08        .00     .00    184,600.08      184,600.08         .00
                       SAL 11/27/95         -4,534.275        63,479.85        .00     .00    -57,182.58       55,559.52    7,920.33
                       SAL 12/05/95        -13,382.118       190,829.00        .00     .00   -168,764.36      163,974.19   26,854.81
                       PUR 12/11/95         14,206.835       201,310.85        .00     .00    210,310.85      201,310.85         .00
                       PUR 12/29/95          1,024,059        10,619.49        .00     .00     10,619.49       10,619.49         .00
                       PUR 12/29/95          2,499.848        25,923.42        .00     .00     25,923.42       25,923.42         .00
                       PUR 12/29/95        143,627.613     1,489,418.35        .00     .00  1,489,418.35    1,489,418.35         .00
                       PUR 12/29/95         31,361.730       325,221.14        .00     .00    325,221.14      325,221.14         .00
                       PUR 12/29/95         58,836.826       610,137.89        .00     .00    610,137.89      610,137.89         .00
                       PUR 12/29/95         12,847.284       133,226.33        .00     .00    133,226.33      133,226.33         .00
                       SAL 12/29/95        -25,047.985       261,000.00        .00     .00   -301,134.07      294,760.62  -33,760.62
                 23 PURCHASES FOR        4,892,282.67   16 SALES FOR     2,099,151.63 ISSUE AGGREGATE TOTAL 6,991,434.30



LEHMANN CONT. 5526800
06/30/95               PUR 01/11/95         22,262.170       22,262.17         .00     .00     22,262.17       22,262.17         .00
                       PUR 02/07/95         22,262.180       22,262.18         .00     .00     22,262.18       22,262.18         .00
                       PUR 03/15/95         20,107.770       20,107.77         .00     .00     20,107.77       20,107.77         .00
                       PUR 04/11/95         22,262,170       22,262.17         .00     .00     22,262.17       22,262.17         .00
                       PUR 05/09/95         21,544.040       21,544.04         .00     .00     21,544.04       21,544.04         .00
                       PUR 05/31/95         22,262.170       22,262.17         .00     .00     22,262.17       22,262.17         .00
                       SAL 06/30/95     -4,480,669.240    4,480,669.24         .00     .00 -4,480,669.24    4,480,669.24         .00
                       SAL 07/03/95       -241,293.240      241,293.24         .00     .00   -241,293.24      241,293.24         .00
                   6 PURCHASES FOR         130,700.50     2 SALES FOR   4,721,962.48 ISSUE AGGREGATE TOTAL  4,852,662.98

                                       14

                             IRS FORM 5500, ITEM 27d
                       SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE
                            1/01/95 THROUGH 12/29/95

                  DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN


BROKER/PARTY          TRAN   SETTLE          SHARES/       PURCHASE/SALE       BROKER    OTHER     COST OF      PREVIOUS        NET
 ASSET DESCRIPTION    TYPE    DATE            UNITS        COST/PROCEEDS   COMMISSION  EXPENSE       ASSET  ANNUAL MARKET GAIN/LOSS

NATIONS PRIME FUND
TRUST A SHARES         PUR  01/31/95      766,288.890        766,288.89          .00     .00    766,288.89    766,288.89        .00
                       SAL  01/31/95       -5,294.750          5,294.75          .00     .00     -5,294.75      5,294.75        .00
                       SAL  01/31/95       -3,457.310          3,457.31          .00     .00     -3,457.31      3,457.31        .00
                       PUR  01/31/95      356,788.830        356,788.83          .00     .00    356,788.83    356,788.83        .00
                       PUR  01/31/95           16.460             16.46          .00     .00         16.46         16.46        .00
                       SAL  01/31/95       -1,216.760          1,216.76          .00     .00     -1,216.76      1,216.76        .00
                       PUR  01/31/95       45,527.500         45,527.50          .00     .00     45,527.50     45,527.50        .00
                       SAL  02/28/95     -126,372.830        126,372.83          .00     .00   -126,372.83    126,372.83        .00
                       PUR  02/28/95          330.330            330.33          .00     .00        330.33        330.33        .00
                       PUR  02/28/95           17.460             17.46          .00     .00         17.46         17.46        .00
                       PUR  02/28/95      128,445.420        128,445.42          .00     .00    128,445.42    128,445.42        .00
                       SAL  02/28/95      -52,116.160         52,116.16          .00     .00    -52,116.16     52,116.16        .00
                       PUR  02/28/95          812.160            812.16          .00     .00        812.16        812.16        .00
                       SAL  02/28/95     -574,740.960        574,740.96          .00     .00   -574,740.96    574,740.96        .00
                       SAL  03/31/95     -159,294.190        159,294.19          .00     .00   -159,294.19    159,294.19        .00
                       SAL  03/31/95      -18,111.180         18,111.18          .00     .00    -18,111.18     18,111.18        .00
                       SAL  03/31/95      -33,548.990         33,548.99          .00     .00    -33,548.99     33,548.99        .00
                       PUR  03/31/95      905,375.000        905,375.00          .00     .00    905,375.00    905,375.00        .00
                       SAL  03/31/95         -237.200            237.20          .00     .00       -237.20        237.20        .00
                       SAL  03/31/95         -179.350            179.35          .00     .00       -179.35        179.35        .00
                       SAL  03/31/95      -38,495.660         38,495.66          .00     .00    -38,495.66     38,495.66        .00
                       SAL  04/30/95      -87,120.450         87,120.45          .00     .00    -87,120.45     87,120.45        .00
                       SAL  04/30/95          -66.700             66.70          .00     .00        -66.70         66.70        .00
                       SAL  04/30/95       -1,368.150          1,368.15          .00     .00     -1,368.15      1,368.15        .00
                       PUR  04/30/95      786,212.130        786,212.13          .00     .00    786,212.13    786,212.13        .00
                       SAL  04/30/95     -121,894.950        121,894.95          .00     .00   -121,894.95    121,894.95        .00
                       SAL  04/30/95      -51,945.820         51,945.82          .00     .00    -51,945.82     51,945.82        .00
                       SAL  04/30/95   -1,670,666.330      1,670,666.33          .00     .00 -1,670,666.33  1,670,666.33        .00
                       SAL  05/31/95     -414,691.850        414,691.85          .00     .00   -414,691.85    414,691.85        .00
                       PUR  05/31/95       34,393.380         34,393.38          .00     .00     34,393.38     34,393.38        .00
                       PUR  05/31/95       70,711.300         70,711.30          .00     .00     70,711.30     70,711.30        .00
                       SAL  05/31/95   -1,781,176.040      1,781,176.04          .00     .00 -1,781,176.04  1,781,176.04        .00
                       SAL  05/31/95         -670.440            670.44          .00     .00       -670.44        670.44        .00
                       SAL  05/31/95          -67.970             67.97          .00     .00        -67.97         67.97        .00
                       SAL  05/31/95      -23,433.830         23,433.83          .00     .00    -23,433.83     23,433.83        .00
                       SAL  06/30/95         -737.660            737.66          .00     .00       -737.66        737.66        .00
                       SAL  06/30/95          -67.780             67.78          .00     .00        -67.78         67.78        .00

                             IRS FORM 5500, ITEM 27d
                      SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE
                            1/01/95 THROUGH 12/29/95

                  DENNY'S INC. PROFIT SHARING RETIREMENT PLAN


BROKER/PARTY          TRAN   SETTLE          SHARES/       PURCHASE/SALE       BROKER    OTHER     COST OF      PREVIOUS        NET
 ASSET DESCRIPTION    TYPE    DATE            UNITS        COST/PROCEEDS   COMMISSION  EXPENSE       ASSET  ANNUAL MARKET GAIN/LOSS

NATIONS PRIME FUND
TRUST A SHARES         PUR  06/30/95       95,188.730         95,188.73           .00     .00     95,188.73     95,188.73        .00
                       PUR  06/30/95      174,314.080        174,314.08           .00     .00    174,314.08    174,314.08        .00
                       SAL  06/30/95      -65,416.680         65,416.68           .00     .00    -65,416.68     65,416.68        .00
                       SAL  06/30/95      -33,984.110         33,984.11           .00     .00    -33,984.11     33,984.11        .00
                       PUR  06/30/95    3,801,423.650      3,801,423.65           .00     .00  3,801,423.65  3,801,423.65        .00
                       SAL  07/31/95     -115,271.930        115,271.93           .00     .00   -115,271.93    115,271.93        .00
                       PUR  07/31/95        6,603.130          6,603.13           .00     .00      6,603.13      6,603.13        .00
                       PUR  07/31/95        3,409.640          3,409.64           .00     .00      3,409.64      3,409.64        .00
                       SAL  07/31/95     -441,861.470        441,861.47           .00     .00   -441,861.47    441,861.47        .00
                       SAL  07/31/95          -68.670             68.67           .00     .00        -68.67         68.67        .00
                       SAL  07/31/95      -95,729.940         95,729.94           .00     .00    -95,729.94     95,729.94        .00
                       PUR  07/31/95       20,941.020         20,941.02           .00     .00     20,941.02     20,941.02        .00
                       SAL  08/31/95       -7,733.020          7,733.02           .00     .00     -7,733.02      7,733.02        .00
                       SAL  08/31/95         -231.210            231.21           .00     .00       -231.21        231.21        .00
                       SAL  08/31/95          -68.670             68.67           .00     .00        -68.67         68.67        .00
                       PUR  08/31/95      248,760.730        248,760.73           .00     .00    248,760.73    248,760.73        .00
                       PUR  08/31/95        1,279.430          1,279.43           .00     .00      1,279.43      1,279.43        .00
                       PUR  08/31/95          783.110            783.11           .00     .00        783.11        783.11        .00
                       PUR  08/31/95    1,203,193.780      1,203,193.78           .00     .00  1,203,193.78  1,203,193.78        .00
                       SAL  09/30/95     -560,279.080        560,279.08           .00     .00   -560,279.08    560,279.08        .00
                       SAL  09/30/95      -17,779.670         17,779.67           .00     .00    -17,779.67     17,779.67        .00
                       SAL  09/30/95       -4,388.250          4,388.25           .00     .00     -4,388.25      4,388.25        .00
                       SAL  09/30/95      -77,632.830         77,632.83           .00     .00    -77,632.83     77,632.83        .00
                       SAL  09/30/95         -234.570            234.57           .00     .00       -234.57        234.57        .00
                       SAL  09/30/95          -69.250             69.25           .00     .00        -69.25         69.25        .00
                       PUR  09/30/95          145.770            145.77           .00     .00        145.77        145.77        .00
                       SAL  10/31/95      -18,879.550         18,879.55           .00     .00    -18,879.55     18,879.55        .00
                       SAL  10/31/95       -2,875.230          2,875.23           .00     .00     -2,875.23      2,875.23        .00
                       SAL  10/31/95      -47,079.490         47,079.49           .00     .00    -47,079.49     47,079.49        .00
                       SAL  10/31/95   -1,095,958.060      1,095,958.06           .00     .00 -1,095,958.06  1,095,958.06        .00
                       SAL  10/31/95      -27,251.240         27,251.24           .00     .00    -27,251.24     27,251.24        .00
                       SAL  10/31/95      -19,581.750         19,581.75           .00     .00    -19,581.75     19,581.75        .00
                       SAL  10/31/95   -5,352,166.190      5,352,166.19           .00     .00 -5,352,166.19  5,352,166.19        .00
                   23 PURCHASES FOR     8,650,961.93    47 SALES FOR  13,151,514.17 ISSUE AGGREGATE TOTAL  21,802,476.10

                            IRS FORM 5500, ITEM 27d
                      SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE

                            1/01/95 THROUGH 12/29/95

                  DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

BROKER/PARTY          TRAN   SETTLE          SHARES/       PURCHASE/SALE       BROKER    OTHER     COST OF      PREVIOUS        NET
 ASSET DESCRIPTION    TYPE    DATE            UNITS        COST/PROCEEDS   COMMISSION  EXPENSE       ASSET  ANNUAL MARKET GAIN/LOSS

METROPOLITAN LIFE
GIC 14324
DTD 01/03/95 6.770%
DUE 01/01/00         PUR  01/31/95      8,839,019.030        8,839,019.03          .00     .00    8,839,019.03  8,839,019.03    .00
                     PUR  01/31/95         46,123.930           46,123.93          .00     .00       46,123.93     46,123.93    .00
                     PUR  02/28/95         44,761.810           44,761.81          .00     .00       44,761.81     44,761.81    .00
                     PUR  03/31/95         49,820.800           49,820.80          .00     .00       49,820.80     49,820.80    .00
                     PUR  04/28/95         48,478.320           48,478.32          .00     .00       48,478.32     48,478.32    .00
                     PUR  05/31/95         50,369.220           50,369.22          .00     .00       50,369.22     50,369.22    .00
                     PUR  06/30/95         49,011.960           49,011.96          .00     .00       49,011.96     49,011.96    .00
                     PUR  07/31/95         50,923.680           50,923.68          .00     .00       50,923.68     50,923.68    .00
                     PUR  08/31/95         51,207.790           51,207.79          .00     .00       51,207.79     51,207.79    .00
                     PUR  09/29/95         49,827.930           49,827.93          .00     .00       49,827.93     49,827.93    .00
                     PUR  10/31/95         51,771.480           51,771.48          .00     .00       51,771.48     51,771.48    .00
                     SAL  11/02/95       -198,762.580          198,762.58          .00     .00     -198,762.58    198,762.58    .00
                     PUR  11/30/95         49,339.240           49,339.24          .00     .00       49,339.24     49,339.24    .00
                     SAL  12/06/95       -112,810.600          112,810.60          .00     .00     -112,810.60    112,810.60    .00
                     PUR  12/29/95         50,699.040           50,699.04          .00     .00       50,699.04     50,699.04    .00
                 13 PURCHASES FOR      9,431,354.23         2 SALES FOR     311,573.18   ISSUE AGGREGATE TOTAL  9,742,927.41

METLIFE GIC
DTD 09/13/90 8.63%
DUE 12/31/94         SAL 01/06/95      -1,451,186.840        1,451,186.84          .00     .00   -1,451,186.84  1,451,186.84    .00
                     PUR 01/30/95           2,297.530            2,297.53          .00     .00        2,297.53      2,297.53    .00
                     SAL 01/31/95      -3,615,335.000        3,615,335.00          .00     .00   -3,615,335.00  3,615,335.00    .00
                 1 PURCHASE FOR             2,297.53         2 SALES FOR   5,066,521.84 ISSUE AGGREGATE TOTAL   5,068,819.37    .00

JOHN HANCOCK MUTUAL
LIFE INS CO
DTD 12/22/92 4.87%
DUE 12/31/96         PUR 01/31/95          74,291.430           74,291.43          .00     .00       74,291.43     74,291.43    .00
                     PUR 02/28/95          67,386.730           67,386.73          .00     .00       67,386.73     67,386.73    .00
                     PUR 03/31/95          67,919.760           67,919.76          .00     .00       67,919.76     67,919.76    .00
                     PUR 04/28/95          65,990.490           65,990.49          .00     .00       65,990.49     65,990.49    .00
                     PUR 05/31/95          68,461.670           68,461.67          .00     .00       68,461.67     68,461.67    .00
                     PUR 06/30/95          66,517.000           66,517.00          .00     .00       66,517.00     66,517.00    .00
                     PUR 07/31/95          69,007.890           69,007.89          .00     .00       69,007.89     69,007.89    .00
                     PUR 08/31/95          69,287.150           69,287.15          .00     .00       69,287.15     69,287.15    .00
                     PUR 09/29/95          67,319.040           67,319.04          .00     .00       67,319.04     67,319.04    .00
                     PUR 10/31/95          69,839.970           69,839.97          .00     .00       69,839.97     69,839.97    .00
                     SAL 11/02/95        -373,377.280          373,377.28          .00     .00     -373,377.28    373,377.28    .00
                     PUR 11/30/95          66,442.840           66,442.84          .00     .00       66,442.84     66,442.84    .00
                     SAL 12/06/95        -209,517.140          209,517.14          .00     .00     -209,517.14    209,517.14    .00

                                                                  -17-

                            IRS FORM 5500, ITEM 27d
                      SCHEDULE OF REPORTABLE TRANSACTIONS

                         5% REPORT BY ASSET - AGGREGATE

                            1/01/95 THROUGH 12/29/95

                  DENNY'S, INC. PROFIT SHARING RETIREMENT PLAN

BROKER/PARTY          TRAN   SETTLE          SHARES/       PURCHASE/SALE       BROKER    OTHER     COST OF      PREVIOUS        NET
 ASSET DESCRIPTION    TYPE    DATE            UNITS        COST/PROCEEDS   COMMISSION  EXPENSE       ASSET  ANNUAL MARKET GAIN/LOSS


JOHN HANCOCK MUTUAL LIFE INS CO
DTD 12/22/92 4.87%
DUE 12/31/96         SAL 12/29/95      -10,632,060.820      10,632,060.82          .00     .00  -10,632,060.82 10,632,060.82    .00
                     PUR 12/29/95           64,013.450          64,013.45          .00     .00       64,013.45     64,013.45    .00
                 12 PURCHASE FOR            816,477.42        3 SALES FOR 11,214,955.24 ISSUE AGGREGATE TOTAL  12,031,432.66    .00

METROPOLITAN LIFE INS CO
DTD 12/22/92 6.00%
DUE 12/12/12        SALE 01/31/95       -5,222,204.950       5,222,204.95          .00     .00   -5,222,204.95  5,222,204.95    .00
                  0 PURCHASE FOR                   .00      1 SALES FOR   5,222,204.95   ISSUE AGGREGATE TOTAL  5,222,204.95    .00
