Form 10-Q
period 1996-09-30
FLAGSTAR COMPANIES INC
filed 1996-11-14
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996, or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]  No [ ]

As of November 1, 1996, 42,434,669 shares of the registrant's Common Stock, par value $0.50 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



Flagstar Companies, Inc.
Statements of Consolidated Operations
For the Three Months and Nine Months Ended September 30, 1996 and 1995
(Unaudited)



                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   1996        1995        1996       1995
                                                --------     ---------   ---------   ---------
(In thousands, except per share amounts)

Operating Revenue                                $703,838     $676,899  $1,880,834  $1,994,826
                                                 --------     --------  ----------  ----------

Operating Expenses:
  Product costs                                   206,777      229,446     551,647     686,206
  Payroll and benefit                             258,613      229,368     708,749     696,940
  Depreciation and amortization                    33,555       32,802      92,606      99,800
  Utilities expense                                30,698       27,361      77,781      73,771
  Other                                           125,868      101,634     330,877     294,349
                                                 --------     --------   ---------   ---------
                                                  655,511      620,611   1,761,660   1,851,066
                                                 --------     --------   ---------   ---------

Operating Income                                   48,327       56,288     119,174     143,760
Other Charges:
  Interest and debt expense - net                  68,872       58,555     189,131     173,982
  Other non-operating expenses - net                   92          497         228         884
                                                 --------     --------    --------   ---------

Loss From Continuing Operations
  Before Income Taxes                             (20,637)      (2,764)    (70,185)    (31,106)
Provision For (Benefit From) Income Taxes          (8,118)           5     (12,923)        400
                                                 --------      -------    --------   ---------
Loss From Continuing Operations                   (12,519)      (2,769)    (57,262)    (31,506)
                                                 --------      -------    --------   ---------
Income From Discontinued
  Operations                                           --       16,625          --         517
Provision For (Benefit From) Income
  Taxes On Discontinued Operations                     --           91          --        (140)
                                                 --------      -------    ---------  ---------
Income From Discontinued
  Operations, Net                                      --       16,534          --         657
                                                 --------      -------    ---------  ---------
Extraordinary Items, Net of Income Tax
  Provision of $25 for the
  three months and nine months
  of 1995                                              --          466          --         466
                                                 --------     --------    --------   ---------
Net Income  (Loss)                                (12,519)      14,231     (57,262)    (30,383)
Dividends on Preferred  Stock                      (3,543)      (3,543)    (10,631)    (10,631)
                                                 --------     --------    --------   ---------
Net Income (Loss) Applicable to Common
  Stockholders                                    (16,062)     $10,688    $(67,893)   $(41,014)
                                                 ========     ========    ========   =========

Loss Per Share Applicable to Common
  Stockholders:
Loss From Continuing Operations                   $ (0.38)      $(0.15)   $  (1.60)   $  (0.99)
Income From Discontinued Operations, Net               --         0.39          --        0.01
Extraordinary Item, Net                                --         0.01          --        0.01
                                                 --------     --------    --------   ---------
Net Income (Loss)                                 $ (0.38)      $ 0.25    $  (1.60)   $  (0.97)
                                                 ========     ========    ========   =========

Average Outstanding and Equivalent
  Common Shares                                    42,434       42,434      42,434      42,429
                                                 ========     ========    ========   =========


Flagstar Companies, Inc.
Consolidated Balance Sheets
September 30, 1996 and December 31, 1995
(Unaudited)

                                                   September 30,   December 31,
(In thousands)                                        1996            1995
                                                  --------------  -------------
Assets
Current Assets:
  Cash and cash equivalents                          $ 105,544     $ 196,966
  Receivables, less allowance for doubtful
   accounts of:
     1996 - $1,852; 1995 - $2,506                       23,163        29,844
  Merchandise and supply inventories                    32,365        32,445
  Other                                                 36,696        26,087
                                                     ---------     --------
                                                       197,768       285,342
                                                     ---------     ---------
Property:
  Property  owned (at cost):
    Land                                               263,440       255,719
    Buildings and  improvements                        887,501       838,956
    Other property and equipment                       513,520       484,684
                                                     ---------     ---------
  Total property owned                               1,664,461     1,579,359
  Less accumulated depreciation                        608,813       569,079
                                                     ---------     ---------
  Property owned - net                               1,055,648     1,010,280
                                                     ---------     ---------
  Buildings and improvements, vehicles, and
   other equipment held under capital
   leases                                              200,313       170,859
  Less accumulated amortization                         90,101        76,778
                                                     ---------     ---------
  Property held under capital leases - net             110,212        94,081
                                                     ---------     ---------
                                                     1,165,860     1,104,361
                                                     ---------     ---------
Other Assets:
  Excess of purchase price over net
    assets acquired - net                              218,843            --
  Other intangible  assets - net                        29,361        22,380
  Deferred financing costs - net                        65,295        63,482
  Other                                                 47,060        32,186
                                                     ---------     ---------
                                                       360,559       118,048
                                                     ---------     ---------

          Total Assets                              $1,724,187    $1,507,751
                                                     =========     =========

Flagstar Companies, Inc.
Consolidated Balance Sheets
September 30, 1996 and December 31, 1995
(Unaudited)
                                             September 30,   December 31,
(In thousands)                                   1996            1995
                                              ---------     -------------
Liabilities
Current Liabilities:
  Current maturities of long-term debt       $   54,542      $ 38,835
  Accounts payable                              119,651       125,467
  Accrued salaries and vacations                 55,710        41,102
  Accrued insurance                              54,068        48,060
  Accrued taxes                                  33,446        30,705
  Accrued interest and dividends                 71,954        42,916
  Other                                          80,187        80,445
                                              ---------     ---------
                                                469,558       407,530
                                              ---------     ---------
Long-Term Liabilities:
  Debt, less current maturities               2,196,612     1,996,111
  Deferred income taxes                          17,906        18,175
  Liability for self-insured claims              59,706        53,709
  Other non-current liabilities and
    deferred credits                            179,275       163,203
                                             ----------    ----------
                                              2,453,499     2,231,198
                                             ----------    ----------

  Total Liabilities                           2,923,057     2,638,728
                                             ----------    ----------
Shareholders' Deficit                        (1,198,870)   (1,130,977)
                                             ----------    ----------

  Total Liabilities & Shareholders' Deficit  $1,724,187    $1,507,751
                                             ==========    ==========

Flagstar Companies, Inc.
Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 1996 and 1995
(Unaudited)
                                                         Nine Months Ended
                                                          September 30,
                                                       1996             1995
                                                     -------          -------
(In thousands)

Cash Flows From (Used In) Operating Activities:
Net loss                                            $(57,262)         $(30,383)
                                                    --------           --------
Adjustments  to  reconcile  net loss
  to cash  flows  from  operating activities:
  Depreciation  and  amortization  of property        85,320             94,940
  Amortization of intangible assets                    7,286              4,860
  Amortization of deferred  financing costs            6,183              4,844
  Deferred income tax benefit                           (269)            (1,102)
  Extraordinary  items,  net                              --               (466)
  Equity in income from  discontinued
    operations, net                                       --               (657)
  Other                                              (11,578)           (19,198)

Decrease (increase) in assets (net of accounts
  relating to sold subsidiaries and acquired
  business):
  Receivables                                          8,910              1,137
  Inventories                                           (865)            (6,382)
  Other current assets                               (10,482)            (9,736)
  Other assets                                       (15,925)            (2,585)

Increase (decrease) in liabilities (net of accounts
  relating  to sold subsidiaries and  acquired
  business):
  Accounts  payable                                  (21,661)           (26,975)
  Accrued  salary  and vacations                       1,261             (2,198)
  Accrued taxes                                       (6,018)            11,162
  Other accrued liabilities                           (6,541)             7,973
  Other non-current  liabilities
    and deferred credits                               1,453            (12,430)
                                                    --------           --------
Total adjustments                                     37,074             43,187
                                                    --------           --------
Net cash flows from (used in) operating activities   (20,188)            12,804
                                                    --------           --------

Cash Flows From (Used In) Investing  Activities:
  Purchase of property                               (24,699)           (78,464)
  Proceeds from disposition of property               10,499             24,142
  Proceeds from sale of processing facilities         60,592                 --
  Acquisition of business, net of cash acquired     (127,068)                --
  Proceeds from sale of distribution subsidiary           --            122,500
  Receipts from discontinued operations                   --              6,948
  Other long-term assets - net                           421             (1,664)
                                                    --------           --------
Net cash flows from (used in) investing activities   (80,255)            73,462
                                                    --------           --------

Flagstar Companies, Inc.
Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 1996 and 1995
(Unaudited)
                                                     Nine Months Ended
                                                       September 30,
                                                     1996         1995
                                                    ------      -------
(In thousands)

Cash Flows From (Used in) Financing Activities:
  Net borrowings under credit
    agreement                                      $ 56,000     $      --
  Long-term debt payments                           (28,353)           --
  Deferred financing costs                           (7,995)      (55,719)
  Cash Dividends on Preferred Stock                 (10,631)      (10,631)
                                                    -------      ---------
Net cash flows from (Used In) financing
  activities                                          9,021       (66,350)
                                                    -------      ---------
(Decrease) increase in cash and
  cash equivalents                                 $(91,422)       19,916
Cash and Cash Equivalents at:
  Beginning of period                               196,966        66,720
                                                    -------      --------
End of period                                      $105,544      $ 86,636
                                                    =======      ========

FLAGSTAR COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996 (Unaudited)

Note 1. Basis of Presentation

Flagstar Companies, Inc. ("FCI" or, together with its subsidiaries, the "Company") is the parent holding company of Flagstar Corporation ("Flagstar"). Flagstar, through its wholly-owned subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), owns and operates the Carrows, Coco's, Denny's, El Pollo Loco and Quincy's Family Steakhouse restaurant brands and is the largest franchisee of Hardee's.

The consolidated financial statements of FCI and its subsidiaries for the three month and nine month periods ended September 30, 1996 and September 30, 1995 are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 1995 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Flagstar Companies, Inc. 1995 Annual Report on Form lO-K. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

Note 2. Acquisition

On May 23, 1996, the Company, through FRD Acquisition Co. ("FRD"), a newly formed subsidiary, consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the family dining segment. The acquisition price of $306.5 million plus acquisition costs (which was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants Inc. ("FRI") which owns the Coco's and Carrows chains) was financed with $125.0 million in cash ($75.0 million of which was provided from the Company's cash balances and the remaining $50.0 million pursuant to bank term loans which totaled $56.0 million, with the remaining $6.0 million being used to pay transaction fees), the issuance of $150.0 million in senior notes of FRD to the seller and the assumption of certain capital lease obligations of approximately $31.5 million. Also, on September 4, 1996, an additional $6,897,000 principal amount of notes were issued by FRD to FRI pursuant to the purchase price adjustment provisions of the Stock Purchase Agreement. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities and results of operations of Coco's and Carrows are included in the Company's consolidated financial statements for the period subsequent to the acquisition.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of FRI-M based on their estimated respective falr values at the date of acquisition. Because the purchase price is subject to adjustment and the final allocation of the purchase price is dependent upon certain valuations and other studies not yet completed, the current allocation and resulting goodwill are preliminary in nature. Based on this preliminary valuation, the excess cost over the fair value of net assets acquired is $221.0 million and is being amortized over a 40-year period on a straight line basis. The Company anticipates finalizing this allocation by the end of 1996, and based on the valuations and studies currently available, the Company estimates that some portion of the purchase price will be reallocated from goodwill to property, plant and equipment and to trade names. No other significant adjustments to the preliminary allocation are expected.

The following unaudited pro forma financial information shows the results of operations of the Company as though the acquisition occurred as of January 1, 1995. These results include the straight-line amortization of the excess of purchase price over net assets acquired over a 40-year period, a reduction of overhead expenses due to anticipated cost savings and efficiencies from combining the operations of the Company and FRI-M, an increase in interest expense as a result of the debt issued to finance the acquisition, and a reduction in income tax expense to reflect the fact that the Company's net operating losses will offset FRI-M's separate income tax provision (except for current foreign and state income taxes) when calculated on a consolidated basis.

(In thousands, except per share
amounts)
                                           Nine Months Ended
                                             September 30,
                                           1996        1995
                                        ---------    ---------

Revenue                               $2,076,777   $2,367,402
Loss from continuing operations          (55,184)     (24,176)
Net Loss                                 (55,184)     (23,053)
Loss per common share:
Loss from continuing operations            (1.55)        (.82)
Net loss                                   (1.55)        (.79)


The pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the acquisition taken place on January 1, 1995 or (ii) future results of operations of the combined businesses.

Note 3. Divestitures

During the third quarter of 1996, the Company sold Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, its two food processing operations. These divestitures complete the sale of all non-restaurant subsidiaries of the Company. Revenue generated by these operations for the three months ended September 30, 1996 and 1995 totaled $0.3 million and $4.4 million, respectively. Revenue for the nine months ended September 30, 1996 and 1995 totaled $1.5 million and $12.2 million, respectively. Consideration from the sales totaled approximately $70.3 million including the receipt of approximately $60.6 million in cash. In conjunction with each of the sales, the Company entered into a five year purchasing agreement with the acquirer. These transactions resulted in deferred gains totaling approximately $40.6 million that are being amortized over the life of the respective purchasing agreements as a reduction of product cost.

Note 4. Commitments and Contingencies

In 1994, Flagstar was advised of proposed deficiencies from the Internal Revenue Service for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by the Company and Flagstar for the seven fiscal periods ended December 31, 1992. In the third quarter of 1996, the Company recorded a $7.3 million current federal tax benefit related to the reversal of certain reserves established in connection with the proposed deficiencies. This action was taken as a direct result of the passage of the Small Business Jobs Protection Act ("the Act") in August 1996. The Act included a provision that clarified Internal Revenue Code
Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. As the Company believes the proposed deficiencies are substantially incorrect, it intends to continue to contest the remaining proposed deficiencies.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

The following discussion is intended to highlight significant changes in financial position as of September 30, 1996 and the results of operations for the three months and nine months ended September 30, 1996 as compared to the corresponding 1995 periods.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

Results of Operations
Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

General:

Revenue from continuing operations for the third quarter of 1996 increased by approximately $26. 9 million or 4.O% as compared with the same period in 1995. The revenue increase is attributable to the first full quarter of operating contribution from the Coco's and Carrows restaurant brands which were acquired in May 1996 and had revenue in the quarter totaling $122.1 million. This increase was somewhat offset by the impact of 76 fewer Company-operated restaurants (excluding the impact of the Coco's and Carrows acquisition) in comparison to the prior year quarter, lower comparable store sales at Hardee's and Quincy's, and the impact of the sale of Denny's distribution business, Proficient Food Company ("PFC") in September 1995, which had revenue of $57.2 million in the prior year quarter. During the quarter, comparable store sales for Denny's and El Pollo Loco increased by 0.9% and 6.7%, respectively; however due to a 41 unit decrease in Denny's company-operated restaurants in comparison to the prior year quarter end, only El Pollo Loco experienced an increase in total revenue.

Operating expenses from continuing operations increased by $34.9 million during the third quarter of 1996 as compared to the same quarter last year. Similar to the revenue increase, the increase in operating expenses was due primarily to the first full quarter of the operations of the Coco's and Carrows chains which had combined operating expenses of $115.2 million. In addition, gains from the sales of restaurants to franchisees reflected in operating expenses decreased in comparison to the prior quarter, totaling $0.9 million in the current quarter compared to $11.8 million in the prior year quarter and costs to administer the consent decree entered into in 1993 increased $1.3 million over the prior year quarter. These expense increases were offset in part by decreased expenses associated with the decline in operating revenue discussed above, a reduction in depreciation and amortization expense during 1996 due to a charge for impaired assets of approximately $51.4 million taken in the fourth quarter of 1995 and improved margins at Denny's, Hardee's and El Pollo Loco.

Interest and debt expense from continuing operations and discontinued operations totaled $68.9 million during the third quarter of 1996 as compared with $63.2 million during the comparable period of 1995. This increase relates primarily to the interest and debt expense resulting from the FRD acquisition which totaled $7.6 million in the third quarter and is offset, in part, by the impact of a lower level of outstanding debt in the 1996 quarter (excluding the impact of the FRD acquisition) resulting from the prepayment of approximately $25.0 million of senior notes on September 30, 1995.

The provision (benefit) for income taxes from continuing operations for the quarter has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 39% for the 1996 quarter compared to a provision for the comparable 1995 quarter reflecting an approximate rate of (0.2%). The change in the effective income tax rate from the prior year can be attributed to the recognition of anticipated refunds due to the carryback of current year tax losses and the reversal of certain reserves established in prior years in connection with proposed deficiencies (See Note 4. to the accompanying consolidated financial statements for additional information).

The loss from continuing operations was $12.5 million in the third quarter of 1996 as compared to $2.8 million for the prior year quarter. The net loss for the 1996 quarter was $12.5 million compared to net income for the same period in the prior year of $14.2 million. The prior year quarter included $16.5 of net income from discontinued operations.

Restaurant Operations:

The table below summarizes restaurant unit activity for the three months ended September 30, 1996.


                                                              Company to
                              Ending Units  Units     Units   Franchise    Ending Units
                                6/30/96     Opened    Closed  (Turnkeys)     9/30/96
                             ------------  -------   -------  ----------   ------------
Denny's
  Company owned                   912        --         --       (10)            902
  Franchised units                628        18         (3)       10             653
  International licensees          25        --         --        --              25
                                -----        --         --        --           -----
                                1,565        18         (3)       --           1,580
                                -----        --         --        --           -----

Hardee's                          580        --         (1)       --             579
                                -----        --         --        --           -----

Quincy's                          199        --         --        --             199
                                -----        --         --        --           -----

El Pollo Loco
  Company owned                    98         1         --        (1)             98
  Franchised units                126         1         --         1             128
  International licensees           7         1         --        --               8
                                -----        --         --        --           -----
                                  231         3         --        --             234
                                -----        --         --        --           -----
Coco 's
  Company owned                   184        --         --        --             184
  Franchised units                  6        --         --        --               6
  International licensees         261         5         --        --             266
                                -----        --         --        --           -----
                                  451         5         --        --             456
                                -----        --         --        --           -----

Carrows                           162        --         --        --             162
                                -----        --         --        --           -----

Total Restaurant Activity       3,188        26         (4)       --           3,210
                                =====        ==         ==        ==           =====


Denny's:
                                         Three Months Ended
                                         September 30, 1996
                                    ----------------------------------
(In thousands)                                              Increase/
                                      1996       1995      (Decrease)
                                    --------    --------   ----------
Revenue:
  Restaurants                       $332,319    $339,150    $ (6,831)
  Processing and Distribution            325      61,669     (61,344)
                                     -------     -------     -------
  Total                              332,644     400,819     (68,175)
Operating Expenses                   296,459     356,236     (59,777)
                                    --------    --------    --------
Operating Income                    $ 36,185    $ 44,583    $ (8,398)
                                    ========    ========    ========

Denny's revenue decreased by $68.2 million during the 1996 quarter as compared with the 1995 quarter. This decrease can be attributed to several factors, the most significant being the impact of the sale of PFC in September 1995, which had revenue of $57.2 million in the prior year quarter. Revenue at Denny's restaurants decreased by $6.8 million due primarily to a 41-unit net decrease in the number of Company-owned restaurants at September 30, 1996 in comparison to September 30, 1995. This shift is consistent with the Company's strategy of focusing on its franchise operations and the sale of restaurants to franchisees, along with selected restaurant closures. Also as a result of this strategy, franchise revenue increased $2.1 million over the comparable 1995 quarter reflecting an 83 unit increase in the number of franchised units at the 1996 quarter-end as compared with the 1995 quarter-end. In spite of overall softness in the midscale restaurant market, comparable store sales at Company-owned Denny's increased by 0.9%. This increase reflects a decrease in traffic of 2.0% which is partially attributable to the fact that Denny's ran limited media throughout the Summer Olympics television coverage during July and August. The decline in guest counts was more than offset by an increase in average check of 2.9% primarily related to Denny's new Grand Value Dinner and a value menu price increase which occurred in early September. During the third quarter of 1996, the outside revenue of Denny's food processing subsidiary, Portion-Trol Foods, Inc., decreased by $4.1 million compared to the 1995 quarter. This subsidiary was sold on September 27, 1996 and completed the sale of all non-restaurant subsidiaries of the Company, sharpening the Company's focus on operating and growing its restaurant business.

Operating expenses for the third quarter of 1996 decreased by $59.8 million, as compared to the same period of 1995. $54.0 million of this decrease is attributable to the sale of PFC. The remaining decrease is due to the 41-unit net decrease in the number of Company-owned restaurants, decreased outside sales at Denny's food processing subsidiary and a reduction in depreciation and amortization expense during 1996 due to a charge for impaired assets of approximately $23.9 million taken in the fourth quarter of 1995. Denny's operating expenses included gains on the sale of restaurants to franchisees of $0.8 million during the current year quarter as compared to $10.4 million in the prior year quarter.

Hardee's:

                                  Three Months Ended
                                     September 30,
                         -----------------------------------
(In thousands)
                                                   Increase/
                           1996        1995        (Decrease)
                         --------    --------     -----------
Revenue                  $154,182    $167,359      $(13,177)
Operating Expenses        142,097     159,596       (17,499)
                         --------    --------      --------
Operating Income         $ 12,085    $  7,763      $  4,322
                         ========    ========      ========


Hardee's revenue decreased by S13.2 million during the 1996 quarter as compared with the 1995 period principally due to continued aggressive value focused promotions by competitors within the quick-service segment and a 22-unit net decrease in the number of restaurants operated at the 1996 quarter-end as compared with the 1995 quarter-end. Comparable store sales decreased by 6.1% during the third quarter of 1996 as compared with the comparable period of 1995 and reflect declines in average check of 0.8% and in traffic of 5.4%.

Operating expenses for the 1996 quarter as compared to the same period of 1995 decreased by $17.5 million resulting in a 56% improvement in operating income over the prior year quarter. The decrease in expenses reflects lower comparable store sales, fewer restaurants operated versus the 1995 quarter, a reduction in depreciation and amortization expense during the 1996 quarter due to a charge for impaired assets of approximately $23.7 million taken in the fourth quarter of 1995 and management's increased focus on operating efficiencies. In this regard, management has reduced general and administrative expenses in the field and at the support center, streamlined management reporting relationships, and reduced in-store level labor.

Quincy's
                                         Three Months Ended
                                            September 30,
                                ------------------------------------
(In thousands)                                           Increase/
                                  1996           1995    (Decrease)
                                -------        -------    ---------
Revenue                         $62,207        $76,285    $(14,078)
Operating Expenses               61,418         69,632      (8,214)
                                -------        -------    --------
Operating Income                  $ 789        $ 6,653    $ (5,864)
                                =======        =======    ========




Reflecting continued competitive conditions in the family steakhouse segment, Quincy's revenue decreased by $14.1 million during the 1996 quarter from the comparable period of 1995. Comparable store sales decreased by 17.5% during the 1996 quarter as compared to the 1995 quarter, reflecting decreases in traffic of 18.9% which were slightly offset by an increase in average check of 1.7%. In addition, the Company had a four unit net decrease in the number of restaurants at quarter-end 1996 as compared to quarter-end 1995. The significant decline in comparable store sales resulted primarily from a difficult comparison against the prior year quarter which benefited from several newly remodeled units, as well as the unsuccessful introduction of a new steak product earlier in the year. Sales were also negatively impacted by a decision by management to curtail advertising during August and September in order to address problems relative to training, food quality, service and facilities. In this regard, during the third quarter, new products were developed and tested, training was implemented at all levels, facilities were improved and management made plans to re-launch the Quincy's brand during the fourth quarter of 1996 by rolling out a new value steak promotion (the "No Mistake Steak") which introduces a number of new products accompanied by increased media advertising.

Operating expenses for the 1996 quarter as compared to 1995 decreased by $8.2 million principally due to the decrease in comparable store sales described above. The decline in expenses fell short of the decline in revenue reflecting certain labor and other fixed costs which could not be reduced in proportion to the significant decrease in sales.

El Pollo Loco:
                                  Three Months Ended
(In thousands)                      September 30,
                             --------------------------------
                                                   Increase/
                              1996        1995     (Decrease)
                             -------    -------    ----------

Revenue                      $32,673    $32,436      $ 237
Operating Expenses            29,205     28,533        672
                             -------    -------      -----
Operating Income             $ 3,468    $ 3,903      $(435)
                             =======    =======      =====

Revenue at El Pollo Loco increased by $0.2 million during the 1996 quarter from the comparable 1995 quarter despite a nine unit decrease in number of restaurants operated at September 30, 1996 as compared to September 30, 1995. The decrease in the number of restaurants operated by the Company is in furtherance of the Company's franchise strategy and contributed to the 21 unit increase in the number of franchised restaurants operated at September 30, 1996 as compared to September 30, 1995. Franchise revenue during the quarter increased $0.5 million over the comparable prior year quarter. Comparable store sales for Company-owned restaurants increased by 6.7% during the 1996 quarter over the comparable 1995 period and reflect an increase in traffic of 9.5% which is primarily attributable to continued favorable customer response to the Pollo Bowl promotion and Foster's Freeze rollout, as well as large chicken meal promotions during the period. The guest count increase was partially offset by a 2.6% decrease in average check which reflects management's commitment to maintaining El Pollo Loco's price competitiveness within its industry segment.

The $0.7 million increase in operating expenses in the third quarter is principally due to a decrease in gains recognized on the sale of restaurants to franchisees during the 1996 period of $0.1 million compared to $1.4 million in the 1995 quarter. Such increase was partially offset by reductions in direct labor costs which have resulted from improved labor scheduling and staffing initiatives and the sale of lower volume restaurants which generally operate at lower margins.

Coco's and Carrows:

On May 23, 1996, the Company through its wholly-owned subsidiary, FRD, acquired the Coco's and Carrows restaurant chains consisting of 347 units operating in the family dining segment. The Company's operating results for the third quarter of 1996 include revenue of $67.3 million for Coco's and $54.8 million for Carrows. Comparable store sales for the quarter decreased 3.3% for Coco's and 4.1% for Carrows as compared to the comparable 1995 period. The decrease in comparable store sales is partially due to lower media spending during the Summer Olympics television coverage in July and August. During the quarter, operating expenses for Coco's and Carrows were $63.6 million and $51.6 million, respectively, and resulted in operating income of $3.7 million for Coco's and $3.2 million for Carrows. (For further details regarding Coco's and Carrows operating results please refer to Quarterly Report on Form
10Q for the period ended September 26, 1996 for FRD Acquisition Co.
which was filed with the Securities and Exchange Commission on November 12, 1996 (the "FRD 10Q")).

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

General:

Revenue from continuing operations for the first nine months of 1996 decreased by approximately $114.0 million or 5.7% as compared with the same period in 1995. The revenue decrease reflects the impact of 76 fewer company-operated restaurants as compared with the prior year (excluding the impact of the Coco's and Carrows acquisition), lower comparable store sales at Hardee's and Quincy's, the impact of adverse winter weather conditions in the southeast, and the sale of PFC in September 1995, which had revenue of $195.6 million in the prior year period. These decreases are offset, in part, by an increase of $171.4 million of revenue in the 1996 period due to the acquisition of the Coco's and Carrows restaurant brands in May 1996. During the period, comparable store sales for Denny's and El Pollo Loco increased by 1.9% and 7.8%, respectively; however due to a 41 unit decrease in Denny's Company-operated restaurants, only El Pollo Loco experienced an increase in total revenue.

Operating expenses from continuing operations decreased by $89.4 million during the nine months ended September 30, 1996 as compared to the same period last year. This decrease reflects lower expenses associated with the decline in operating revenue of Hardee's and Quincy's and a reduction in depreciation and amortization expense during 1996 due to a charge for impaired assets of approximately $51.4 million taken in the fourth quarter of 1995. These decreases were offset, in part, by operating expenses of the Coco's and

Carrows chains totaling $160.6 million (included for the first time in 1996), an increase of $3.0 million in comparison to the prior year period in the costs to administer the consent decree entered into in 1993, and lower gains from the sale of restaurants to franchisees. Such gains totaled $7.5 million in the current period compared to $22.0 million in the prior year period.

Interest and debt expense from continuing operations and discontinued operations totaled $189.1 million for the nine months ended September 30, 1996 as compared to $188.2 million during the comparable period of
1995.  The net  increase is due  principally  to the  addition of
$10.1  million interest and debt expense  associated  with the Coco's and Carrows  acquisition. This increase is largely offset by the following: a decrease in interest expense of  approximately  $2.0 million due to a lower level of principal outstanding during the 1996 period (excluding the impact of the Coco's and Carrows acquisition) resulting from the prepayment of approximately
$25.0 million of senior notes on September 30, 1995; a decline of $1.2 million during the 1996 period associated with lower interest rates on interest rate exchange agreements; an increase in interest income of $1.9 million during 1996 due to increased cash and cash equivalents prior to the acquisition of Coco's and Carrows; and the elimination of $1.5 million in interest expense associated with various operations that were sold in 1995.

The provision (benefit) for income taxes from continuing operations for the nine months ended September 30, 1996 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 18% for the 1996 period compared to a provision for the comparable 1995 period reflecting an approximate rate of (1%). The change from the prior year can be attributed to the recognition of anticipated refunds in the current period due to the carryback of current year tax losses and the reversal of certain reserves established in prior years in connection with proposed deficiencies (See Note 4. to the accompanying consolidated financial statements for additional information).

The loss from continuing operations, was $57.3 million in the first nine months of 1996 as compared with $31.5 million for the prior year period. The net loss for the 1996 period was $57.3 million compared to a net loss for the same period in the prior year of $30.4 million. The prior year period included $0.7 million of net income from discontinued operations.

Restaurant Operations:

The table below summarizes restaurant unit activity for the nine months ended September 30, 1996 (a).



                                                         Company to
                         Ending Units  Units    Units    Franchise  Ending Units
                           12/31/95    Opened   Closed   (Turnkeys)    9/30/96
                         -----------  --------  -------  ---------- ------------
Denny's
  Company owned                  933       --       (17)     (14)       902
  Franchised units               596       52        (9)      14        653
  International licensees         24        1        --       --         25
                               -----       --       ---       --      -----
                               1,553       53       (26)      --      1,580
                               -----       --       ---       --      -----

Hardee's                         593       --       (14)      --        579
                               -----       --       ---       --      -----

Quincy's                         203       --        (4)      --        199
                               -----       --       ---       --      -----

El Pollo Loco

  Company owned                  103        1        --       (6)        98
  Franchised units               112       10        --        6        128
  International licensees          2        6        --       --          8
                               -----       --       ---       --      -----
                                 217       17        --       --        234
                               -----       --       ---       --      -----
  Subtotal                     2,566       70       (44)      --      2,592
                               -----       --       ---       --      -----

Coco's (a)
  Company owned                  188       --        (4)      --        184
  Franchised units                 6       --        --       --          6
  International licensees        252       14        --       --        266
                               -----       --       ---       --     ------
                                 446       14        (4)      --        456
                               -----       --       ---       --     ------

Carrows (a)                      161        2        (1)      --        162
                               -----       --       ---       --     ------

Total Restaurant Activity      3,173       86       (49)      --      3,210
                               =====       ==       ===       ==     ======

(a) Coco's and Carrows were acquired by Flagstar in May 1996. Year-to-date data is provided for informational purposes only. At the acquisition date, Coco's and Carrows had the following units

Coco's
  Company owned             184
  Franchised units            6
  International licensees   257
Carrows                     163
                           -----
                            610
                           =====

Denny's:
                                           Nine Months Ended
(In thousands)                               September 30,
                                  ---------------------------------------
                                                              Increase/
                                    1996          1995        (Decrease)
                                  --------      ---------     ----------
Revenue:
  Restaurants                     $954,194      $ 965,092     $(10,898)
  Processing and Distribution        1,530        207,740     (206,210)
                                  --------      ---------     --------
  Total                            955,724      1,172,832     (217,108)
Operating Expenses                 861,784      1,065,444     (203,660)
                                  --------      ---------     --------
Operating Income                  $ 93,940      $ 107,388     $(13,448)
                                  ========      =========     ========


Denny's revenue decreased by $217.1 million during the first nine months of 1996 as compared with the 1995 period. This decrease can be attributed to several factors, the most significant being the impact of the sale of PFC in September 1995. PFC had revenue of $195.6 million in the prior year period. Revenue at Denny's restaurants decreased by $10.9 million primarily due to a 41-unit net decrease in the number of Company-owned restaurants at September 30, 1996 as compared to September 30, 1995 pursuant to the Company's strategy of focusing on its franchise operations and the sale of restaurants to franchisees, along with selected restaurant closures. Also as a result of this strategy, franchise revenue increased $5.1 million over the comparable 1995 period reflecting an 83 unit increase in the number of franchised units at the 1996 period-end as compared with the 1995 period-end. In spite of overall softness in the midscale restaurant market, comparable store sales at Company-owned Denny's increased by 1.9% reflecting an increase in traffic of 0.6% and an increase in average check of 1.2%. These increases are primarily attributable to the successful launch of Denny's tiered menu items and a summer salad promotion as well as Grand Value Meals during 1996. During the first nine months of 1996 the outside revenue of Denny's food processing subsidiary, Portion-Trol Foods, Inc. decreased by $10.6 million compared to the comparable 1995 period. Portion-Trol was sold on September 27, 1996.

Operating expenses for the first nine months of 1996 decreased by $203.7 million, as compared to the same period of 1995. $185.5 million of this decrease is attributable to the sale of PFC. The remaining decrease is due primarily to the 41-unit net decrease in the number of Company-owned restaurants, decreased outside sales at Denny's food processing subsidiary and a reduction in depreciation and amortization expense during 1996 due to a charge for impaired assets of approximately $23.9 million taken in the fourth quarter of 1995. These decreases were offset, in part, by higher commodity prices, specifically bacon, grain, dairy, egg, and bread over the prior year period. Denny's operating expenses included gains on the sale of restaurants to franchisees of $6.9 million during the current year period as compared to $18.9 million in the prior year.

Hardee's:
                                  Nine Months Ended
                                    September 30,
                            -------------------------------
(In thousands)
                                                 Increase/
                               1996      1995    (Decrease)
                             --------  --------  ---------

Revenue                      $459,247  $500,530  $(41,283)
Operating Expenses            434,377   470,294   (35,917)
                             --------  --------  --------
Operating Income             $ 24,870  $ 30,236  $ (5,366)
                             ========  ========  ========

Hardee's revenue decreased by $41.3 million during the first nine months of 1996 as compared with the 1995 period. A 22 unit decrease in the number of restaurants operated at the end of the 1996 period compared to the 1995 period contributed to the decrease in revenue. In addition, comparable store sales decreased 6.9% during the 1996 period as compared to 1995 reflecting, among other things, the impact of continued aggressive promotions by competitors within the quick-service segment and inclement weather during the first quarter. The decrease in comparable store sales reflects a decline of 5.8% in traffic and 1.1% in average check.

Operating expenses in the first nine months of 1996 as compared with the same period of 1995 decreased by $35.9 million principally due to lower comparable store sales during the 1996 period, the decrease in the number of restaurants, management's increased focus on achieving improvement in operating efficiencies and a reduction in depreciation and amortization expense during the 1996 period due to a $23.7 million charge for impaired assets taken in the fourth quarter of 1995.

Quincy's:
                              Nine Months Ended
                                 September 30,
                      -----------------------------------
                                               Increase/
                         1996          1995    (Decrease)
                       --------      --------  ----------

Revenue                $197,395      $224,848   $(27,453)
Operating Expenses      189,504       207,766    (18,262)
                       --------      --------   --------
Operating Income        $ 7,891      $ 17,082   $ (9,191)
                       ========      ========   ========


Quincy's revenue decreased by $27.5 million during the first nine months of 1996 as compared to the comparable period of 1995. Comparable store sales decreased by 10.9% during the 1996 period as compared to the 1995 period, reflecting a decrease in traffic of 12.7% which was slightly offset by an increase in average check of 2.0%. In addition, the Company had a four unit net decrease in the number of restaurants at period-end 1996 as compared to period-end 1995. The significant decline in comparable store sales resulted from continued competitive conditions in the family steakhouse segment, inclement weather during the first quarter of 1996 and the unsuccessful rollout of a new steak product earlier in the year. In addition, sales were negatively impacted by management's decision to curtail advertising during August and September in order to address problems relative to the brand's infrastructure. In this regard, management intends to re-launch the Quincy's brand in the fourth quarter of 1996 by rolling out a new value steak promotion with several new products accompanied by increased media advertising.

Operating expenses for the 1996 period as compared to the 1995 period decreased by $18.3 million principally due to the decrease in comparable store sales described above. The decline in expenses fell short of the decline in revenue reflecting certain labor and other fixed costs which could not be reduced in proportion to the significant decrease in sales.

El Pollo Loco:

                        Nine Months Ended
                           September 30,
                    -------------------------------
                                          Increase/
(In thousands)       1996       1995      (Decrease)
                    -------  --------    ----------

Revenue             $97,060   $96,616       $ 444
Operating Expenses   86,359    87,163        (804)
                    --------   --------    --------
Operating Income    $10,701   $ 9,453      $1,248
                    ========   ========    ========

Revenue at El Pollo Loco increased by $0.4 million during the first nine months of 1996 compared to the comparable 1995 period despite a 9 unit decrease in number of Company owned restaurants at September 30, 1996 as compared to September 30, 1995. The decrease in the number of restaurants operated by the Company is in furtherance of the Company's franchise strategy and contributed to the 21 unit increase in the number of franchised restaurants operated at September 30, 1996 as compared to September 30, 1995. Franchise revenue during the 1996 period increased $2.3 million over the comparable 1995 period.

Comparable store sales for Company-owned restaurants increased by 7.8% during the 1996 period over the comparable 1995 period and reflect an increase in traffic of 10.7% which is primarily attributable to continued favorable customer response to the Pollo Bowl promotion and Foster's Freeze rollout as well as large chicken meal promotions during the period. The increase in guest count was partially offset by a 2.6% decrease in average check which reflects management's commitment to maintaining El Pollo Loco's price competitiveness within its industry segment.

The $0.8 million decrease in operating expenses in the third quarter reflects the above-described nine unit decrease in the number of Company-owned restaurants as well as improved margins. A portion of the margin improvement is due to the sale of lower volume restaurants as such restaurants generally operate with lower margins. In addition, direct labor costs have improved due to improved labor scheduling and staffing initiatives. The decrease in operating expenses was partially offset by a decrease in gains recognized on the sale of restaurants to franchisees during the 1996 period of $0.6 million from $3.1 million in the 1995 period.

Coco's and Carrows:

The Company's operating results for the first nine months of 1996 include 18 weeks of Coco's and Carrows operations subsequent to their acquisition in May. Coco's and Carrows' revenue for the period was $94.3 and $77.1 million respectively. Comparable store sales for the period decreased 2.1% for Coco's and 0.4% for Carrows as compared to the comparable 1995 period. Customer counts for Coco's decreased during the 1996 period by 4.2%. as compared to the prior year period. This decrease was partially offset by an increase in guest check average of 2.2% mainly driven by suggestive selling of promoted dessert items. Customer counts at Carrows for the 1996 period decreased 2.4% as compared to the 1995 period. This decrease was partially offset by an increase in guest check average of 2.1%. During the eighteen week period, operating expenses for Coco's and Carrows were $88.7 million and $71.9 million, respectively, and resulted in operating income of $5.6 million for Coco's and $5.2 million for Carrows (For further details regarding Coco's and Carrows operating results see the FRD 10Q).

Liquidity and Capital Resources

At September 30, 1996 and December 31, 1995, the Company had working capital deficits of $271.8 million and $122.2 million, respectively. The increase in the deficit is attributable primarily to a reduction in cash and cash equivalents which has been used for Company operations and to consummate the Coco's and Carrows acquisition during May 1996. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

Other
The Minimum Wage Bill recently enacted by Congress was signed into law during the third quarter of 1996 and became effective beginning in the fourth quarter of 1996. The Company will attempt to offset any increases in the minimum wage through a combination of pricing and cost control efforts; however, there can be no assurance that the Company will be able to pass such cost increases on to the customer.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a.      The following are included as exhibits to this report:

Exhibit
No.      Description

10.2.1 First Amendment to the Second Amended and Restated Credit Agreement dated as of April 10, 1996 among TWS Funding, Inc. as borrower, Flagstar Corporation, certain lenders and co-agents named therein, and Citibank, N.A., as funding agents.

10.2.2 Second Amendment to the Second Amended and Restated Credit Agreement, dated as of August 6, 1996.

10.2.3 Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 30, 1996.

10.3.1 First Amendment to the Credit Agreement, dated as of May 23, 1996, by and among FRD Acquisition Co., FRI-M Corporation, certain lenders and co-agents named therein, and Credit Lyonnais New York Branch as administrative agent.

27       Financial Data Schedule


b.       No reports on Form 8-K were filed during the quarter ended
         September 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FLAGSTAR COMPANIES, INC.

Date: November 14, 1996       By: /s/ Rhonda J. Parish
                                  Rhonda J. Parish
                                  Senior Vice President,
                                  General Counsel and Secretary

Date: November 14, 1996       By:  /s/ C. Robert Campbell
                                   C. Robert Campbell
                                   Vice President and
                                   Chief Financial Officer