Form 10-K/A
period 1996-12-31
FLAGSTAR COMPANIES INC
filed 1997-04-30
CIK 852772

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                                                     FORM 10-K/A


    The registrant hereby amends the following items of its 1996 Annual Report on Form 10-K, as set forth in the pages attached hereto:


Part III, Item 10   Directors and Executive Officers of the Registrant
         Item 11    Executive Compensation
         Item 12    Security Ownership of Certain Beneficial Owners and Management
         Item 13    Certain Relationships and Related Transactions

TABLE OF CONTENTS

                                                                                                                        PAGE
PART I
Item 1.     Business...................................................................................................    1
Item 2.     Properties.................................................................................................   10
Item 3.     Legal Proceedings..........................................................................................   11
Item 4.     Submission of Matters to a Vote of Security Holders........................................................   12
PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......................................   13
Item 6.     Selected Financial Data....................................................................................   13
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......................   14
Item 8.     Financial Statements and Supplementary Data................................................................   27
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................   27
PART III
Item 10.    Directors and Executive Officers of the Registrant.........................................................   27
Item 11.    Executive Compensation.....................................................................................   29
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................................   36
Item 13.    Certain Relationships and Related Transactions.............................................................   37
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................   43
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

(a) Operating income reflects a restructuring charge and charge for impaired assets of $0.6 million for the year ended December 31, 1995. For a discussion of the provision for restructuring and charge for impaired assets see Notes 1 and 3 to the Consolidated Financial Statements.
1996 VS. 1995
     REVENUE for Quincy's in 1996 decreased by $35.1 million (11.9%) from 1995, to $259.2 million. The revenue decrease was primarily driven by a decrease in customer traffic, as well as four fewer restaurants, offset somewhat by an increase in the average guest check. Customer traffic, which decreased by 12% versus 1995, was primarily responsible for the 10.8% decrease in comparable store sales. The significant decline in customer traffic reflects, among other things, continued traffic declines in the family-steak category, in general, as well as a difficult comparison to the prior year (which benefited from several newly remodeled units), in addition to the unsuccessful introduction of a new steak product earlier in the year. Also, over the last two years management has experimented with various formats at Quincy's, which has led to some customer confusion and a lack of focus for the concept.
     To address this issue, in October, management initiated a "Relaunch" program to re-establish the brand and give customers a consistent experience. In this regard, during the third quarter of 1996, new products were developed and tested, training was implemented at all levels, facilities were improved, and management rolled out a new value steak promotion, the "No Mistake Steak", which also introduced a number of new products accompanied by increased media advertising. Although the "Relaunch" results to date have been positive, management notes that the program is still in its early stages and that it will take time to measure its full impact on results.
     OPERATING EXPENSES in 1996 as compared to 1995 decreased by $19.4 million (7.1%), to $252.5 million. This decrease was driven by the decline in sales and a $1.2 million increase in the current year amortization of the deferred gain attributable to the sales of PFC and PTF over the prior year amount. These decreases were partially offset by the additional costs in product, labor and advertising to institute the "Relaunch" program. Primarily due to the training efforts related to re-launching the brand, labor costs increased $3.0 million (1.2%) over 1995. Also, after a period of no advertising for Quincy's in August and September as the Relaunch plan was formulated, advertising was increased significantly in the fourth quarter to support the re introduction of the brand, resulting in an overall increase in advertising expense of approximately $3.0 million in 1996 over the prior year.
     OPERATING INCOME in 1996 as compared to 1995 declined by $15.7 million, to $6.6 million, as a result of the factors described above.
1995 VS. 1994
     Quincy's REVENUES increased by $9.9 million (3.5%) during 1995 as compared to 1994 despite a four-unit decrease in the number of restaurants operated at December 31, 1995 as compared to December 31, 1994. Such increase in revenues
                                       22
is primarily due to a 4.8% increase in comparable store sales as a result of increases of 3.3% in traffic and 1.5% in average check. During 1995, the increased traffic is partially attributable to the remodeling of 35 of its restaurants.
     An increase in OPERATING EXPENSES is principally attributable to increases in payroll and benefits expense of $4.4 million, product costs of $3.3 million associated primarily with the increase in revenues during 1995, and advertising expense of $2.7 million.
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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS OF FCI AND FLAGSTAR


     The name, age, present principal occupation or employment, and the material occupations, positions, offices or employments for the past five years, of each director of FCI and Flagstar are set forth below. Unless otherwise indicated, each such person has held the occupation listed opposite his or her name for at least the past five years.


                                                             CURRENT PRINCIPAL OCCUPATION OR
NAME                           AGE                     EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
James B. Adamson               49    Director of FCI and Flagstar; President and Chief Executive Officer of FCI and
                                     Flagstar (1995-present); Chief Executive Officer of Burger King Corporation
                                     (1993-1995); Chief Operating Officer of Burger King Corporation (1991-1993);
                                     President of Burger King U.S.A. Retail Division (1991); Executive Vice
                                     President, Marketing of Revco, Inc. (1988-1991). Director of Kmart Corporation
                                     and Oxford Health Plans, Inc.
    Michael Chu                48    Director of FCI and Flagstar; President and Chief Executive Officer of ACCION
                                     International (1994-present); Director of Latin American Operations, ACCION
                                     International (1993-1994); Executive of KKR and a Limited Partner of KKR
                                     Associates (1989-1993); Director of Banco Solidario S.A. and FINANSOL Compania
                                     de Financiamiento Commercial.
Vera King Farris               56    Director of FCI and Flagstar; President of The Richard Stockton College of New
                                     Jersey (1983-present); Director of National Utilities Investors, Inc.
Nicholas deB. Katzenbach       75    Director of FCI and Flagstar; Attorney in private practice (1994-present);
                                     Partner and of Counsel with the law firm of Riker, Danzig, Scherer, Hyland &
                                     Perretti (1986-1994).

                                                             CURRENT PRINCIPAL OCCUPATION OR
NAME                           AGE                     EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
Henry R. Kravis (a)            53    Director of FCI and Flagstar; Managing Member of the general partner of KKR since January 1, 1996 (prior thereto a Founding Partner of KKR) and General
                                     Partner of KKR Associates; Director of Auto Zone, Inc., Borden, Inc., Bruno's,
                                     Inc., The Gillette Company, IDEX Corporation, K-III Communications Corporation,
                                     Merit Behavioral Care Corporation, Owens-Illinois, Inc., Owens-Illinois Group,
                                     Inc., Safeway, Inc., Sotheby's Holdings, Inc., Union Texas Petroleum Holdings,
                                     Inc. and World Color Press, Inc.
Paul E. Raether                50    Director of FCI and Flagstar, Member of the general partner of KKR since January
                                     1, 1996 (prior thereto a General Partner of KKR) and General Partner of KKR
                                     Associates; Director of Bruno's, Inc., FRD Acquisition Co., and IDEX
                                     Corporation.
Clifton S. Robbins             39    Director of FCI and Flagstar; Member of the general partner of KKR, (from
                                     January 1, 1993 to January 1, 1996 a General Partner of KKR, prior thereto an executive of KKR) and General Partner of KKR Associates; Director of AEP
                                     Industries, Inc., Borden, Inc., Borden Chemicals & Plastics, L.P., IDEX
                                     Corporation, Kindercare Learning Centers, Inc., and Newsquest Capital, PLC.
George R. Roberts (a)          53    Director of FCI and Flagstar; Managing Member of the general partner of KKR since January 1, 1996 (prior thereto a Founding Partner of KKR) and General
                                     Partner of KKR Associates; Director of Auto Zone, Inc., Borden, Inc., Bruno's
                                     Inc., IDEX Corporation, K-III Communications Corporation, Merit Behavioral Care
                                     Corporation, Newsquest Capital, PLC, Owens-Illinois, Inc., Owens-Illinois Group,
                                     Inc., Safeway, Inc., Union Texas Petroleum Holdings, Inc. and World Color Press,
                                     Inc.
Elizabeth A. Sanders           51    Director of FCI and Flagstar; Management Consultant, The Sanders Partnership,
                                     Sutter Creek, California (1990 to Present); Vice President and General Manager
                                     of Nordstrom, Inc. (1981-1990); Director of H.F. Ahmanson & Co., Wal-Mart
                                     Stores, Inc., Wellpoint Health Networks and Wolverine Worldwide, Inc.
Michael T. Tokarz              47    Director of FCI and Flagstar; Member of the general partner of KKR since January
                                     1, 1996 (prior thereto a General Partner of KKR) and General Partner of KKR
                                     Associates; Director of FRD Acquisition Co., IDEX Corporation, K-III
                                     Communications Corporation, Safeway, Inc., Spalding & Evenflo Companies, Inc.
                                     and Walter Industries, Inc.





(a) Messrs. Kravis and Roberts are first cousins.


EXECUTIVE OFFICERS OF FCI AND FLAGSTAR


     For information with respect to each executive officer of FCI, along with senior level executive officers of Flagstar, see "Business -- Executive Officers of the Registrant".


THE STOCKHOLDERS' AGREEMENT


     Concurrently with the execution of a Stock and Warrant Purchase Agreement dated August 11, 1992 by and between FCI and TW Associates (the "Purchase Agreement"), TW Associates, certain other stockholders (the "Stockholder Parties") and FCI entered into an agreement (as amended from time to time thereafter, the "Stockholders' Agreement") pursuant to which each of the Stockholder Parties agreed to nominate and vote all shares of Common Stock owned by it to elect as directors six persons designated by Associates and two independent directors. The Stockholder Parties further agreed to increase by two the number of directors constituting the entire Board of Directors of FCI and to nominate (if requested) and vote to elect as directors two additional persons to be designated by Associates if at any time the holders of the $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock, $.10 par value per share (the "Preferred Stock"), voting together as a class with all other classes or series of preferred stock ranking junior to or on a parity with the Preferred Stock, are entitled to elect two additional directors; provided that the two Associates' designees so elected shall resign and the size of the FCI Board of Directors shall be reduced accordingly at such time as the directors elected by preferred stockholders shall resign or their terms shall end.

     Under the Stockholders' Agreement, the holders of a majority of all shares of Common Stock and Warrants issued to Associates and all shares of Common Stock issued or issuable to Associates upon exercise of any Warrant (the "Associates Registrable Securities") may make five written requests to FCI for registration of all or part of such securities under the Securities Act. In addition, the Stockholder Parties and Associates have customary "piggyback" registration rights to include their securities, subject to certain limitations, in any other registration statement filed by FCI, pursuant to any of the foregoing requests or otherwise under the Securities Act.


     The Company has agreed to pay all expenses in connection with the performance of its obligations to effect demand or "piggyback" registrations under the Securities Act of securities covered by the registration rights of the Stockholder Parties, and to indemnify and hold harmless, to the full extent permitted by law, each holder of such securities against liability under the securities law.


     The Stockholders' Agreement will terminate upon the sale of all shares of Common Stock now owned or hereafter acquired by the Stockholder Parties.


     In any event, the provisions of the Stockholders' Agreement with respect to voting arrangements and restrictions will terminate no later than ten years from the date of the Stockholders' Agreement, subject to extension in accordance with applicable law by the agreement of the remaining parties to the Stockholders' Agreement.


ADAMSON SHAREHOLDER AGREEMENT


     Pursuant to a shareholder agreement (the "Adamson Shareholder Agreement") dated January 10, 1995 between Mr. Adamson and Associates, Associates has agreed to vote all shares of Common Stock owned by it to elect Mr. Adamson to the Board of Directors of FCI as long as Mr. Adamson is employed by FCI. If at any time during Mr. Adamson's Employment Term (as defined in the Adamson Employment Agreement) while Mr. Adamson is an active employee of the Company, Associates proposes to sell or exchange any shares of its Common Stock to any third party which is not an affiliate of Associates, then Mr. Adamson has the right to have included in such sale or exchange a number of his shares of Common Stock determined by multiplying (i) the total number of shares of Common Stock proposed to be sold or exchanged by Associates by (ii) a fraction, the numerator of which is equal to the number of such shares of Common Stock owned by Mr. Adamson and the denominator of which is equal to the aggregate number of such shares of Common Stock owned by Mr. Adamson and the number of shares owned by Associates. The Adamson Shareholder Agreement terminates upon the termination of Mr. Adamson's Employment Term. For additional information, see "Executive Compensation -- Employment Agreements -- Adamson Employment Agreement."


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on review of reports furnished to it and written representations that no other reports were required during and with respect to the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and more than 10% beneficial owners were complied with, except that (1) Mr. Bushey inadvertently filed late one report indicating the purchase in June 1996 of 15,350 shares of Common Stock; (2) Ms. Morris unintentionally filed late a report showing her ownership of 160 shares of Preferred Stock originally purchased in 1992 through a trust arrangement for her benefit; and (3) Mr. Katzenbach inadvertently filed late a report indicating, upon his election to the Company's Board of Directors, that he did not own any of the Company's securities.

ITEM 11. EXECUTIVE COMPENSATION

     No executive officer of FCI is compensated directly by FCI in connection with services provided to the Company. All such executive compensation is paid by Flagstar. Set forth below is information for 1996, 1995 and 1994 with respect to compensation for services to the Company of the Company's Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of 1996.

                           SUMMARY COMPENSATION TABLE


                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                             AWARDS                      ALL
                                                                 ANNUAL                    SECURITIES                   OTHER
                    NAME AND                                COMPENSATION (1)               UNDERLYING                COMPENSATION
               PRINCIPAL POSITION                  YEAR    SALARY($)(2)     BONUS($)(3)   OPTIONS(#)(4)               ($)(5)(6)
James B. Adamson                                   1996    $947,068         $--                 100,000             $364,133
  Chairman and Chief Executive                     1995    894,211          --                  800,000             1,250,693
  Officer of Flagstar                              1994     --              --                       --                --
C. Robert Campbell                                 1996    320,799          40,000              150,000             50,000
  Executive Vice President and                     1995    214,300     (7)  --                  100,000             405,957
  Chief Financial Officer of Flagstar              1994     --              --                       --                --
Craig S. Bushey                                    1996    183,973     (7)  40,000              200,000             213,678
  Senior Vice President of Flagstar and            1995     --              --                       --                --
  President, Hardee's Division                     1994     --              --                       --                --
John A. Romandetti                                 1996    226,275          112,200             125,000             90,793
  Senior Vice President of Flagstar and            1995    7,078       (7)  --                   75,000                --
  President, Denny's Division                      1994     --              --                       --                --
Mark L. Shipman                                    1996    223,384          47,400              175,000             149,047
  Senior Vice President of Flagstar and            1995    149,423          65,762               25,000             17,102
  President, Coco's/Carrows Division               1994    127,017          --                       --                --





(1) The amounts shown for each named executive officer exclude perquisites and other personal benefits that did not exceed, in the aggregate, the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for any year included in this table.


(2) The amounts in this column reflect certain costs and credits to the named executive officers relating to certain life, health and disability insurance coverage provided through the Company.


(3) The amounts shown in this column reflect payments received by the named executive officers under the Company's 1996 Incentive Compensation Plan.


(4) Excluding Mr. Adamson, amounts shown for 1996 for each named executive officer reflect the 1996 option repricing (more fully described in note 2 to the 1996 Option Grant table below under "Stock Options") which for the purposes of this table is shown for 1996 as a grant of an option to purchase a number of securities corresponding to the number of securities underlying all of the outstanding options granted to the named executive officer under the Company's stock option plan as of the date of such repricing. The 1995 amount shown for Mr. Shipman reflects an option repricing on June 21, 1995 with respect to an option representing 10,000 shares.


(5) The amounts shown for 1995 and 1996 for Mr. Adamson consist of Company paid life insurance premium payments of $8,440 and $16,880, respectively. The 1996 amount for Mr. Adamson also reflects tax payments in the amount of $16,920 as well as additional compensation and/or reimbursement paid ($330,333) in connection with the renegotiation and amendment of Mr. Adamson's employment agreement related to the extension of his employment term. The remaining amount for 1995 for Mr. Adamson reflects additional compensation and/or expense reimbursement paid to Mr. Adamson at or near the time of, or otherwise arising in connection with, his initial employment with the Company. For additional information see "Employment
    Agreements -- Adamson Employment Agreement."


(6) The amounts shown for Messrs. Bushey, Campbell and Romandetti consist of additional compensation and/or expense reimbursement paid to the respective named executive officers at or near the time of, or otherwise arising in connection with, their initial employment with the Company. The 1996 amount for Mr. Shipman includes $118,417 paid to him in connection with his promotion to Senior Vice President of Flagstar and President of the Coco's and Carrows division and his related relocation to California as well as a $30,630 bonus paid to him in connection with the Company's acquisition of Coco's and Carrows. The 1995 amount for Mr. Shipman reflects payments made to him in connection with his service on the Company's re-engineering team.


(7) Reflects base salary paid for only the portion of the year in which the named executive officer was employed by Flagstar.

STOCK OPTIONS


     Set forth below is information with respect to individual grants of stock options with respect to the Common Stock made pursuant to the Company's 1989 Non-Qualified Stock Option Plan (the "1989 Option Plan") during 1996 to Messrs. Adamson, Bushey, Campbell, Romandetti and Shipman.


                             OPTION GRANTS IN 1996


                                         INDIVIDUAL GRANTS
                                                                   % OF
                                                                   TOTAL
                                                  NUMBER OF       OPTIONS                                POTENTIAL REALIZABLE
                                                 SECURITIES       GRANTED                                  VALUE AT ASSUMED
                                                 UNDERLYING         TO        EXERCISE                  ANNUAL RATES OF STOCK
                                                   OPTIONS       EMPLOYEES    OR BASE                   PRICE APPRECIATION FOR
                                                   GRANTED          IN         PRICE      EXPIRATION         OPTION TERM
                    NAME                           (#)(1)         1996(6)     ($/SH)(4)    DATE(5)       5% ($)       10% ($)
James B. Adamson                                 100,000              2.6%     $ 2.75      08-13-06     $172,946      $438,279
C. Robert Campbell                                25,000               .6        2.75      08-13-06       43,237       109,570
                                                 100,000      2)(3)      2.6     1.25      05-01-05       53,738       138,960
                                                  25,000     (2)       .6        1.25      08-13-06       16,326        43,337
Craig S. Bushey                                   75,000              1.9        6.00      05-20-06       38,668       328,123
                                                  25,000               .6        2.75      08-13-06       43,237       109,570
                                                  75,000     (2)      1.9        1.25      05-20-06       47,364       125,100
                                                  25,000     (2)       .6        1.25      08-13-06       16,326        43,337
John A. Romandetti                                25,000               .6        2.75      08-13-06       43,237       109,570
                                                  75,000     (2)      1.9        1.25      12-15-05       44,452       116,364
                                                  25,000     (2)       .6        1.25      08-13-06       16,326        43,337
Mark A. Shipman                                   50,000              1.3        6.00      05-23-06       20,689       210,643
                                                  25,000               .6        2.75      08-13-06       43,237       109,570
                                                  25,000     (2)       .6        1.25      06-21-05       13,740        35,625
                                                  50,000     (2)      1.3        1.25      05-23-06       31,614        83,514
                                                  25,000     (2)       .6        1.25      08-13-06       16,326        43,337





(1) Except as otherwise noted, such options listed for the named executive officers have a term of 10 years and become exercisable at a rate of 20% per annum for five consecutive years beginning on the date of grant. The date of grant of each option listed is exactly ten years preceding the expiration date listed for each option.


(2) These amounts reflect the December 13, 1996 repricing of all the outstanding options of certain 1989 Option Plan participants to $1.25, the closing price of the Common Stock on December 12, 1996 (the "December 13, 1996 Option Repricing"). The December 13, 1996 Option Repricing did not amend or adjust the vesting terms or expiration dates of such options repriced.


(3) This option to purchase 100,000 shares becomes exercisable at a rate of 50% as of May 1, 1997 and an additional 25% each of the next two anniversary dates thereafter.


(4) With the exception of certain options granted in 1996 to Messrs. Bushey and Shipman which have exercise prices greater than the fair market value of the Common Stock as of the date of grant and the December 13, 1996 Option Repricing, the exercise price for these options was established at the closing sales price for the Common Stock as of the date of grant. Under the 1989 Option Plan, the exercise price upon the exercise of an option may be paid in cash or by surrender of other shares of Common Stock having a fair market value on the date of exercise equal to such exercise price, or in a combination of cash and such shares.


(5) Upon termination of employment of a holder, all of such holder's options not then exercisable expire and terminate. If such termination is by reason of death, retirement or disability, such holder's exercisable options remain exercisable for one year following termination. If such termination is voluntary or without cause, such holder's exercisable options generally remain exercisable for sixty days following termination. If such termination is for cause, such holder's exercisable options expire and terminate as of the date of termination.


(6) Includes options deemed granted pursuant to the December 13, 1996 Option Repricing, described in further detail in note 2 above.

     The following table sets forth information with respect to the 1996 year-end values of unexercised options, all of which were granted by the Company pursuant to the 1989 Option Plan, held by each of the persons named in the Summary Compensation Table above:


                    AGGREGATED OPTION EXERCISES IN 1996 AND
                         FISCAL YEAR-END OPTION VALUES


                                                                                          NUMBER OF            VALUE OF
                                                                                         SECURITIES         UNEXERCISED IN-
                                                                                         UNDERLYING        THE-MONEY OPTIONS
                                                                                         UNEXERCISED           AT FISCAL
                                                                                      OPTIONS AT FISCAL        YEAR-END
                                                                                        YEAR-END (#)              ($)
                                                                                        EXERCISABLE/         EXERCISABLE/
                                       NAME                                             UNEXERCISABLE        UNEXERCISABLE
James B. Adamson                                                                       160,000/740,000             -- / --
C. Robert Campbell                                                                       -- /125,000               -- / --
Craig S. Bushey                                                                          -- /100,000               -- / --
John A. Romandetti                                                                     15,000/ 85,000              -- / --
Mark A. Shipman                                                                         5,000/ 95,000              -- / --





     No options held by the foregoing named executive officers were exercised in 1996.


RETIREMENT PLANS


     A tax qualified defined benefit retirement plan is maintained by Flagstar and certain other Flagstar subsidiaries. Such plan is described below.


     The following table shows the estimated annual benefits for a single life annuity that could be payable under the Flagstar Retirement Plan (as defined), as amended, and the ancillary plan described below upon a person's normal retirement at age 65 if that person were in one of the following classifications of assumed compensation and years of credited service.


                         AVERAGE ANNUAL
                          REMUNERATION
                              OVER                                                      YEARS OF SERVICE
                       A FIVE-YEAR PERIOD                              15          20          25          30          35
$ 200,000........................................................   $ 42,932    $ 57,242    $ 71,553    $ 85,864    $100,000
   250,000.......................................................     54,182      72,242      90,303     108,364     125,000
   300,000.......................................................     65,432      87,242     109,053     130,864     150,000
   350,000.......................................................     76,682     102,242     127,803     153,364     175,000
   400,000.......................................................     87,932     117,242     146,553     175,864     200,000
   500,000.......................................................    110,432     147,242     184,053     220,864     250,000
   600,000.......................................................    132,932     177,242     221,553     265,864     300,000
   700,000.......................................................    155,432     207,242     259,053     310,864     350,000
   800,000.......................................................    177,932     237,242     296,553     355,864     400,000
   900,000.......................................................    200,432     267,242     334,053     400,864     450,000
 1,000,000.......................................................    222,932     297,242     371,553     445,864     500,000
 1,200,000.......................................................    267,932     357,242     446,553     535,864     600,000
 1,400,000.......................................................    312,932     417,242     521,553     625,864     700,000
 1,600,000.......................................................    357,932     477,242     596,553     715,864     800,000





     The Flagstar Pension Plan (the "Flagstar Retirement Plan") is noncontributory and generally covers all employees of Flagstar and its subsidiaries (other than employees of the Denny's, El Pollo Loco, Coco's and Carrows concepts) who have attained the age of 21 and who have completed one thousand hours of service. There are two entry dates per year for new employees, January 1 and July 1. As a result of a plan amendment effective January 1, 1989, a participant's annual retirement benefit under the Flagstar Retirement Plan at normal retirement age is calculated by multiplying the number of years of participation in the Flagstar Retirement Plan (not to exceed 35 years) by the sum of one percent of the average Compensation (as defined below) paid during 60 consecutive calendar months chosen to produce the highest average ("Average Compensation" for the purposes of this paragraph) plus an additional one-half of one percent of the Average

Compensation in excess of the average Social Security wage base. Benefits payable cannot exceed 50% of the Average Compensation. Plan benefits are normally in the form of a life annuity or, if the retiree is married, a joint and survivor annuity. "Compensation" for the purposes of this paragraph generally consists of all remuneration paid by the employer to the employee for services rendered as reported or reportable on Form W-2 for federal income tax withholding purposes (including the amount of any 1995 year-end bonus paid in 1996), excluding reimbursements and other expense allowances, fringe benefits, moving expenses, deferred compensation and welfare benefits (such exclusions including, without limitation, severance pay, relocation allowance, gross-up pay to compensate for taxable reimbursements, hiring bonuses, cost of living differentials, special overseas premiums, compensation resulting from participation in, or cancellation of, stock option plans, contributions by the employer to the Flagstar Retirement Plan or any other benefit plan and imputed income resulting from the use of Company property or services). Except for limited purposes described in the plan, Compensation also includes any deferred compensation under a Section 401(k) plan maintained by the employer and salary reduction amounts under a Section 125 plan maintained by the employer. The funding of the Flagstar Retirement Plan is based on actuarial determinations.


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


     The maximum annual pension benefit payable under the Flagstar Retirement Plan for 1996 was $120,000 (or, if greater, the participant's 1982 accrued benefit).


     Except for the exclusion of 1996 bonuses paid in 1997 and the accrual of certain nonqualified benefits as described herein, the Compensation included under the Flagstar Retirement Plan (including the ancillary nonqualified plan) generally corresponds with the annual compensation of the named executive officers in the Summary Compensation Table above. Includable Compensation for 1996 for Messrs. Adamson, Bushey, Campbell, Romandetti and Shipman was $950,000, $261,538, $486,875, $0 and $154,364, respectively.


     As of December 31, 1996, the estimated credited years of service under the Flagstar Retirement Plan for Messrs. Adamson, Bushey, Campbell, Romandetti and Shipman at normal retirement age was 18, 24, 14, 20 and 41, respectively.


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


EMPLOYMENT AGREEMENTS


  ADAMSON EMPLOYMENT AGREEMENT


     Concurrently with the execution of the Adamson Shareholder Agreement, Mr. Adamson and FCI entered into an employment agreement (as amended on February 27, 1995 and December 31, 1996, the "Adamson Employment Agreement") which took effect on January 23, 1995 and which provides that FCI will employ Mr. Adamson as President and Chief Executive Officer of FCI until January 31, 1999 or until his earlier death or termination of employment by reason of permanent disability, voluntary termination of employment or involuntary termination with or without cause (as defined). Pursuant to the Adamson Employment Agreement, Mr. Adamson was appointed the Chairman of the Board of Directors of FCI. The Adamson Employment Agreement prohibits Mr. Adamson from soliciting for employment the employees of the Company or its affiliates and from engaging in certain competitive activities generally during his term of employment and for a period of two years after the later of the termination of his employment or the date on which the Company is no longer required to make certain termination benefits. The Adamson Employment Agreement further prohibits Mr. Adamson from using or disclosing certain "confidential" or "proprietary" information for purposes other than carrying out his duties with the Company.

     Under the Adamson Employment Agreement, Mr. Adamson is entitled to receive
(i) an annual base salary at the annual rate of $950,000, $1,000,000, $1,050,000 and $1,100,000 for the first, second, third and fourth years of employment, respectively, (ii) a one-time signing bonus equal to $500,000, (iii) an annual performance bonus at an annual rate up to 200% of his base salary (targeted to equal 75% of his base salary) if the Company and Mr. Adamson achieve budgeted financial and other performance targets to be established by the Compensation and Benefits Committee of the Company's Board of Directors (the "Compensation Benefits Committee"), with a guaranteed minimum bonus of $500,000 for his first year of employment, (iv) 65,306 shares of Common Stock (plus an amount in cash to reimburse Mr. Adamson in part for his income tax liabilities with respect to such shares), and (v) the grant under the 1989 Option Plan of a ten-year option to purchase 800,000 shares of Common Stock, to become exercisable at the rate of 20% per year beginning on January 9, 1996 and each anniversary thereafter (conditioned upon Mr. Adamson's continuing to be employed by the Company on such dates), and subject to an exercise price of $6.125 per share (the "Adamson Option"). Vested shares of Common Stock acquired by Mr. Adamson pursuant to (iv) and (v) above (including shares as to which Mr. Adamson is entitled, under certain circumstances, to accelerated vesting) are subject to and have the rights and benefits of the Adamson Shareholder Agreement. See "Directors and Executive Officers of the Registrant -- Adamson Shareholder Agreement." The Adamson Employment Agreement also entitles Mr. Adamson to reimbursement of expenses of relocation and certain other privileges and benefits, including participation in all of the Company's benefit plans applicable to the Company's executive officers generally. Notwithstanding such contract terms, Mr. Adamson declined his guaranteed first year bonus and salary increase for his second year of employment as set forth above.


     In the event of Mr. Adamson's termination of employment during the term of the Adamson Employment Agreement, the Company is required to make payments as follows based upon the cause of such termination: (i) if by reason of death, Mr. Adamson's surviving spouse is entitled to be paid an amount equal to Mr. Adamson's base salary and annual bonus and continuation of certain benefits for a one-year period after his death; (ii) if by reason of permanent disability, Mr. Adamson is entitled to be paid one-half of his base salary and annual bonus and continuation of certain benefits for a period of two years after termination of employment; and (iii) if by FCI other than for "cause," Mr. Adamson is, in general, entitled to (a) a lump sum in the amount of the base salary remaining to be paid over the remaining unexpired contract term but not less than an amount equal to two years' base salary, (b) a pro rata portion of the annual bonus otherwise payable during the calendar year of termination, (c) the continued vesting of the Adamson Option until the option to purchase an aggregate of 480,000 shares thereunder shall have become exercisable, and (d) continuation of certain benefits and other contract rights; provided, however, that in the event of termination by FCI without "cause" following a "change of control," the Adamson Option shall be 100% vested and exercisable as of the date of such termination and Mr. Adamson shall be entitled to a lump sum payment on such date equal to 200% of his targeted bonus for the year during which such termination occurs. Furthermore, the Adamson Option shall expire and terminate as follows in the event of Mr. Adamson's termination of employment for the following reasons: (i) if for "cause" or voluntary termination, the Adamson Option shall expire and terminate as of the date of termination; (ii) if by reason of death, permanent disability or without "cause" following a "change in control", the Adamson Option shall expire and terminate on the later of (a) the date the Company is no longer required to provide certain termination benefits, and (b) the first anniversary of the date of termination; and (iii) if without "cause" (but not following a "change in control"), the Adamson Option shall expire and terminate on the latest of January 9, 1999 and (a) and (b) above.


     In connection with the extension of Mr. Adamson's employment term and pursuant to the December 31, 1996 amendment to the Adamson Employment Agreement, the Company: (i) paid Mr. Adamson an annual bonus for calendar year 1996 in the amount of $100,000, (ii) forgave in full its advance of $325,000 of Mr. Adamson's 1996 Base Salary made on March 26, 1996, and (iii) paid Mr. Adamson a retention bonus of $1,550,000 in January 1997, and agreed to pay retention bonuses of $2,000,000 in January 1998, and $3,000,000 in January 1999 provided Mr. Adamson is employed by the Company on such dates or, if prior to such dates, Mr. Adamson is terminated by the Company without "cause" or Mr. Adamson voluntarily terminates his employment following a material breach of the Adamson Employment Agreement by the Company. Additionally, with respect to the referenced retention bonuses, should Mr. Adamson's employment be terminated by reason of his death or permanent disability, the amount of such bonuses shall be $1,000,000 if termination occurs in 1997 and $1,500,000 if termination occurs in 1998. The December 31, 1996 amendment further provides that in the event of a Change of Control (defined as the date on which designees of Associates no longer constitute a majority of the Board) during Mr. Adamson's term of employment, for a period of 6 months thereafter, Mr. Adamson would be entitled to tender his resignation and, upon such termination, the Company shall pay Mr. Adamson a lump sum payment equal to 299% of the sum of (x) his base salary for the twelve month period immediately preceding the date of termination and (y) a targeted bonus amount equal to 75% of such base salary. Further, for a two year period following Mr. Adamson's termination after a Change of Control, Mr. Adamson and his family would be entitled to receive health and welfare benefits comparable to what Mr. Adamson was receiving while employed and the Adamson Option would be vested and exercisable as of the date of such termination. The obligation to pay Mr. Adamson the retention bonuses in 1998 and 1999 and the other termination benefits, including the payment due Mr. Adamson after a "change of control", are guaranteed by certain subsidiaries and are secured by a $5,000,000 bank account.


  OTHER EMPLOYMENT ARRANGEMENTS


     During 1996, Messrs. Bushey, Campbell, Romandetti and Shipman were each party to employment arrangements with the Company providing for specified base salaries, subject to annual adjustment by the Compensation and Benefits Committee, an annual performance bonus and options to purchase Common Stock. These agreements also contained provisions for the payment of certain additional compensation to each of the named executive officers at or near the time of their initial employment. See the Summary Compensation Table above. Additionally, these agreements contain termination provisions for the payment of severance benefits (generally equal to two years' annual base salary) upon termination of employment under certain circumstances. In January 1997, these agreements were amended further to provide: (1) retention bonuses at June 30 in amounts of $50,000 and at December 31 in amounts of $100,000, $125,000 and $175,000 for years 1997, 1998 and 1999 respectively, provided the named executive officers remain employed with the Company, as of such dates; (2) a change of control benefit entitling the named executive to tender his resignation, at any time during the first six months after a change of control (defined as the date on which designees of Associates no longer constitute a majority of the Board of Directors of FCI), and receive within five (5) business days, subject to certain provisions pertaining to Section 280G of the Code, (a) 200% of the executive's base salary, (b) 200% of the Executive's target performance bonus under the Company's Incentive Plan, and (c) 167% of the Company's actual subsidy for the Executive's (and his family members') medical coverage for an 18 month period following such resignation; (3) for the payment of the above referenced severance benefit within five (5) business days following any such termination; and (4) that such payment obligations of the Company with respect to the above referenced retention bonus, change of control and severance payment benefits shall be guaranteed by certain subsidiaries of the Company.


COMPENSATION AND BENEFITS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     Messrs. Raether, Robbins and Tokarz served on the Compensation and Benefits Committee during 1996. Messrs. Tokarz and Robbins serve as officers of certain subsidiaries of the Company. Messrs. Raether, Robbins and Tokarz are general partners of KKR. In 1996, KKR received an annual financial advisory fee of $1,250,000.


COMPENSATION OF DIRECTORS


     Directors of the Company other than Mr. Adamson are entitled to an annual retainer of $40,000. Directors are also reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees. In addition to the annual retainer, Ms. Sanders and Mr. Katzenbach are compensated at a rate of $500 per hour plus expenses (with a cap of $2,500 per day for Ms. Sanders) for their service on the Special Litigation Committee of the Company's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of Flagstar's outstanding common stock, par value $.50 per share, is owned, beneficially and of record, by FCI. The following table sets forth, as of March 20, 1997 (both historically and on a pro forma basis), the beneficial ownership of the Common Stock (and thereby proportionate beneficial ownership of Flagstar) by each shareholder known by FCI to own more than 5% of the outstanding shares, by each director of FCI, by each executive officer of the Company included in the Summary Compensation Table in "Executive Compensation", and by all directors and executive officers of FCI and Flagstar as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.


                                                                                    AMOUNT AND NATURE OF     PERCENTAGE OF
BENEFICIAL OWNER                                                                    BENEFICIAL OWNERSHIP      COMMON STOCK
KKR Associates
  (and related entities)
  9 West 57th Street
  New York, NY 10019.............................................................        38,035,839(1)(2)          66.22%
Ryback Management Corporation
  (and related entities)
  7711 Carondelet Avenue
  St. Louis, MO 63105............................................................         2,251,699(3)              5.05%
James B. Adamson.................................................................           385,306(4)                 *
Michael Chu......................................................................                --                   --
Vera King Farris.................................................................               100                    *
Nicholas deB. Katzenbach.........................................................                --                   --
Henry R. Kravis (1)..............................................................                --                   --
Paul E. Raether (1)..............................................................                --                   --
Clifton S. Robbins (1)...........................................................                --                   --
George R. Roberts (1)............................................................                --                   --
Elizabeth A. Sanders.............................................................             2,000                    *
Michael T. Tokarz (1)............................................................                --                   --
Craig S. Bushey..................................................................            15,350                    *
C. Robert Campbell...............................................................             3,000                    *
John Romandetti..................................................................            25,000(4)                 *
Mark L. Shipman..................................................................             6,518(4)(5)              *
All current directors and executive officers as a group (20 persons).............           523,074(4)(5)(6)          1.2%





*Less than one percent.


(1) Shares shown as owned by KKR Associates include 23,035,840 shares owned of record by TW Associates (19,913,333 shares), CD Associates, L.P. ("CD Associates") (3,035,840 shares) and KKR Partners II (86,666 shares). KKR Associates is the sole general partner and possesses sole voting and investment power as to each of TW Associates and KKR Partners II. CD GP, LLC ("CDGP") is the sole general partner of CD Associates and possesses sole voting and investment power as to CD Associates. Messrs. Kravis and Roberts (directors of FCI and Flagstar), as members of the Executive Committee, and Messrs. Raether, Robbins and Tokarz (also directors of FCI and Flagstar) and Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Robert J. MacDonnell, Michael W. Michelson and Scott Stuart, as the general partners of KKR Associates, may be deemed to share beneficial ownership of all shares shown as beneficially owned by KKR Associates. Messrs. Kravis and Roberts, as managing members of CDGP, and each of Messrs. MacDonnell, Raether, Michelson, Greene, Tokarz, Gilhuly, Golkin, Robbins and Stuart, as other members of CDGP, may be deemed to beneficially own the shares of Common Stock owned by CDGP. Such persons disclaim beneficial ownership of such shares.


(2) Also includes 15,000,000 shares of Common Stock underlying warrants (the "Warrants"), which became exercisable on March 31, 1995, acquired by TW Associates (14,935,000 shares) and KKR Partners II (65,000 shares) under the Purchase Agreement. The Warrants were issued pursuant to a Warrant Agreement dated November 16, 1992 by and between FCI and Associates, and expire on November 16, 2000. Each Warrant entitles the holder thereof to purchase one fully paid and nonassessable share of Common Stock at an exercise price of $17.50, subject to adjustment from time to time upon the occurrence of certain events.

(3) Shares shown as owned by Ryback Management Corporation ("Ryback") and related entities are as reported on the latest Schedule 13D or 13G filings by Ryback. Shares held by Ryback include 2,251,699 shares of Common Stock Ryback would be entitled to receive upon the conversion of the Preferred Stock by Ryback. Based on such filings, Ryback holds appproximately 26% of Preferred Stock.


(4) Includes for the following persons shares which such persons have the right to acquire within 60 days after March 1, 1997 through the exercise of stock options: (i) Messrs. Adamson (320,000 shares), Romandetti (15,000 shares) and Shipman (5,000 shares); and (ii) all current directors and executive officers as a group (415,000 shares). Each of the above mentioned options were granted by the Company pursuant to the 1989 Option Plan.


(5) Includes shares held by the trustee of the Flagstar 401(k) Plan (the "401(k) Plan") as of December 31, 1996 for the individual accounts of employee participants. Under the 401(k) Plan, shares attributable to participating employees' contributions and Company contributions are voted by the trustee in accordance with the employees' instructions, while shares as to which no instructions are received are voted by the trustee in its discretion. Of shares held in the 401(k) Plan for the accounts of directors and executive officers of FCI and Flagstar, approximately 1,518 are credited to the account of Mr. Shipman.


(6) Excludes shares owned by KKR Associates through TW Associates and KKR Partners II and those shares owned by CD Associates through CDGP as set forth above.


     As of March 29, 1997, 42,434,669 shares of Common Stock were issued and outstanding.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


CERTAIN TRANSACTIONS


     For information concerning certain transactions in which KKR (and their affiliates) and Mr. Adamson have an interest, see "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management."

DESCRIPTION OF INDEBTEDNESS
     The following summary of the principal terms of the current indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, copies of which have been filed as exhibits to this Annual Report on Form 10-K. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference.
     THE FLAGSTAR CREDIT AGREEMENT
     On April 10, 1996 Flagstar entered into the Credit Agreement which established a $150 million senior secured working capital and letter of credit facility, with a $75 million sublimit for working capital advances.
     Under the Credit Agreement, Flagstar is required to permanently reduce the facility by the aggregate amount of Net Cash Proceeds (as defined therein) received from (i) the sale, lease, transfer or other disposition of certain assets of Flagstar or any of its Restricted Subsidiaries (as defined therein) and (ii) the sale or issuance by FCI or any of its Restricted Subsidiaries of any Debt (as defined therein) (other than Debt permitted by the terms of the Credit Agreement and to the extent the Net Cash Proceeds are applied to refinance certain existing Subordinated Debt (as defined therein)).
     The Credit Agreement contains covenants customarily found in credit agreements for leveraged financings that restrict, among other things, the ability of Flagstar and its Restricted Subsidiaries to make, engage in or incur
(i) liens and security interests other than liens securing the obligations under the Credit Agreement, certain liens existing as of the date of effectiveness of the Credit Agreement, certain liens in connection with the financing of capital expenditures, certain liens arising in the ordinary course of business, including certain liens in connection with intercompany transactions and certain other exceptions; (ii) Debt, other than Debt under the Loan Documents (as defined therein), certain capital lease obligations, certain Debt in existence on the date of the Credit Agreement, certain Debt in connection with the financing of capital expenditures, certain Debt in connection with Investments (as defined therein) in new operations, properties and franchises, certain trade letters of credit, certain unsecured borrowings in the ordinary course of business, certain intercompany indebtedness and certain other exceptions; (iii) lease obligations, other than obligations in existence as of the effectiveness of the Credit Agreement, certain leases entered into in the ordinary course of business, certain capital leases, certain intercompany leases and certain other exceptions; (iv) mergers or consolidations, except for certain
                                       37
intercompany mergers or consolidations and certain mergers to effect certain transactions otherwise permitted under the Credit Agreement; (v) sales of assets, other than certain dispositions of inventory and obsolete or surplus equipment in the ordinary course of business, certain dispositions in the ordinary course of business of properties no longer used or useful to the business of the Company, certain intercompany transactions, certain dispositions in connection with sale and leaseback transactions, certain exchanges of real property, fixtures and improvements for other real property, fixtures and improvements, certain dispositions of a portion of certain restaurant assets of Denny's Holdings, Inc., certain dispositions in connection with the sale of PTF and its subsidiaries, and dispositions of certain underperforming restaurants;
(vi) Investments, other than certain intercompany indebtedness, certain investments made in connection with joint venture or franchise arrangements, certain loans to employees, investments in new operations, properties or franchises subject to certain limitations and certain other exceptions; (vii) payments of dividends or other distributions with respect to capital stock of Flagstar, other than dividends from Flagstar to FCI to enable FCI to repurchase Common Stock and FCI stock options from employees in certain circumstances, payments to FCI with respect to fees and expenses incurred in the ordinary course of business by FCI in its capacity as a holding company for Flagstar, payments enabling Flagstar and its Restricted Subsidiaries to pay their tax liabilities and certain other exceptions; (viii) sales or dispositions of the capital stock of subsidiaries other than sales by Restricted Subsidiaries of Flagstar to Flagstar or certain other subsidiaries and certain other exceptions;
(ix) conduct by Flagstar or certain of its subsidiaries of business inconsistent with its status as a holding company or single purpose subsidiary, as the case may be, or entering into transactions inconsistent with such status; and (x) prepayments of Debt, other than certain payments of Debt in existence on the date of the Credit Agreement, certain payments to retire Debt in connection with permitted dispositions of assets, certain prepayments of advances under the Credit Agreement and certain other exceptions.
     The Credit Agreement also contains covenants that require Flagstar to meet certain financial ratios and tests described below:
     TOTAL DEBT TO EBITDA RATIO. Flagstar is required not to permit the ratio of
(a) Total Debt (as defined below) outstanding on the last day of any fiscal quarter less surplus cash to (b) EBITDA (as defined below) of Flagstar and its Restricted Subsidiaries on a consolidated basis for the Rolling Period (as defined below) then ended to be more than a specified ratio, ranging from a ratio of 8.40:1.00 applicable on December 31, 1996, to a ratio of 8.70:1.00 applicable on March 31, 1997, to a ratio of 6.00:1.00 applicable on or after December 31, 1998.
     SENIOR DEBT TO EBITDA RATIO. Flagstar is required not to permit the ratio of (a) Senior Debt (as defined therein) outstanding on the last day of any fiscal quarter less surplus cash to (b) EBITDA of Flagstar and its Restricted Subsidiaries on a consolidated basis for the Rolling Period then ended to be more than a specified ratio, ranging from a ratio of 4.05:1.00 applicable on December 31, 1996, to a ratio of 4.25:1.00 on March 31, 1997, to a ratio of 2.90:1.00 on or after December 31, 1998.
     INTEREST COVERAGE RATIO. Flagstar is required not to permit the ratio, determined on the last day of each fiscal quarter for the Rolling Period then ended, of (a) EBITDA of Flagstar and its Restricted Subsidiaries on a consolidated basis to (b) Cash Interest Expense (as defined below) of Flagstar and its Restricted Subsidiaries on a consolidated basis to be less than a specified ratio, ranging from a ratio of 1.05:1.00 applicable on December 31, 1996, to a ratio of 1.00:1:00 on March 31, 1997, to a ratio of 1.50:1.00 on or after December 31, 1998.
     CAPITAL EXPENDITURES TEST. Flagstar and its Restricted Subsidiaries on a consolidated basis are prohibited from making capital expenditures in excess of $80.0 million, $115.0 million and $115.0 million in the aggregate for the fiscal years ending December 31, 1996 through 1998, respectively. For the fiscal quarter ending March 31, 1999 Flagstar and its Restricted Subsidiaries are prohibited from making capital expenditures in excess of the sum of $30.0 million.
     CERTAIN DEFINED TERMS. As used in the Credit Agreement, the following terms shall have the following meanings.
     "Advance" means a working capital advance or a swing line advance or a letter of credit advance.
     "Cash Interest Expense" means, for any Rolling Period, without duplication, interest expense net of interest income, whether paid or accrued during such Rolling Period (including the interest component of capitalized lease obligations) on all Debt, INCLUDING, without limitation, (a) interest expense in respect of Advances (as defined above), the Senior Notes (as defined therein) and the Subordinated Debt (as defined therein), (b) commissions and other fees and charges payable in connection with letters of credit, (c) the net payment, if any, payable in connection with all interest rate protection contracts and
(d) interest capitalized during construction, but EXCLUDING, in each case, interest not paid in cash (including amortization of discount and deferred debt expenses), all as determined in accordance with generally accepted accounting principles.
                                       38

     "EBITDA" of any person means, for any period, on a consolidated basis, net income (or net loss) PLUS the sum of (a) interest expense net of interest income, (b) income tax expense, (c) depreciation expense, (d) amortization expense and (e) extraordinary or unusual losses included in net income (net of taxes to the extent not already deducted in determining such losses) LESS extraordinary or unusual gains included in net income (net of taxes to the extent not already deducted in determining such gains), in each case determined in accordance with generally accepted accounting principles.
     "Funded Debt" means the principal amount of Debt in respect of Advances (as defined above) and the principal amount of all Debt that should, in accordance with generally accepted accounting principles, be recorded as a liability on a balance sheet and matures more than one year from the date of creation or matures within one year from such date but is renewable or extendible, at the option of the debtor, to a date more than one year from such date or arises under a revolving credit or similar agreement that obligates the lender or lenders to extend credit during a period of more than one year from such date, including, without limitation, all amounts of Funded Debt required to be paid or prepaid within one year from the date of determination.
     "Restricted Subsidiaries" means all subsidiaries of Flagstar other than the Unrestricted Subsidiaries (as defined below).
     "Rolling Period" means, for any fiscal quarter, such quarter and the three preceding fiscal quarters.
     "Surplus Cash" means, as of any date, the lesser of (a) cash reflected on consolidated balance sheet of Flagstar and its Restricted Subsidiaries in excess of $13.0 million and (b) the aggregate of amounts on deposit in the Borrower Cash Collateral Account (as defined therein) and in Collateral Investment Accounts (as defined therein).
     "Total Debt" outstanding on any date means the sum, without duplication, of
(a) the aggregate principal amount of all Debt of Flagstar and its Restricted Subsidiaries, on a consolidated basis, outstanding on such date to the extent such Debt constitutes indebtedness for borrowed money, obligations evidenced by notes, bonds, debentures or other similar instruments, obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired or obligations as lessee under leases that have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases, (b) the aggregate principal amount of all Debt of Flagstar and its Restricted Subsidiaries, on a consolidated basis, outstanding on such date constituting direct or indirect guarantees of certain Debt of others and (c) the aggregate principal amount of all Funded Debt (as defined above) of Flagstar and its Restricted Subsidiaries on a consolidated basis consisting of obligations, contingent or otherwise, under acceptance, letter of credit or similar facilities.
     "Unrestricted Subsidiary" means FRD Acquisition Co., a wholly-owned subsidiary of Flagstar, formed as a vehicle for the acquisition of the Family Restaurant Division of Family Restaurants, Inc. (Coco's and Carrows) and such other subsidiaries of Flagstar as Flagstar shall designate as an Unrestricted Subsidiary in writing to the agents and the lenders under the Credit Agreement in accordance with the terms of the Credit Agreement, and any subsidiaries thereof.
     Under the Credit Agreement, an event of default will occur if, among other things, (i) any person or group of two or more persons acting in concert (other than KKR, Gollust Tierney & Oliver and their respective affiliates) acquires, directly or indirectly, beneficial ownership of securities of FCI representing, in the aggregate, more of the votes entitled to be cast by all voting stock of FCI than the votes entitled to be cast by all voting stock of FCI beneficially owned, directly or indirectly, by KKR and its affiliates, (ii) any person or group of two or more persons acting in concert (other than KKR and its affiliates) acquires by contract or otherwise, or enters into a contract or arrangement that results in its or their acquisition of the power to exercise, directly or indirectly, a controlling influence over the management or policies of Flagstar or FCI or (iii) Flagstar shall cease at any time to be a wholly-owned subsidiary of FCI. If such an event of default were to occur, the lenders under the Credit Agreement would be entitled to exercise a number of remedies, including acceleration of all amounts owed under the Credit Agreement.
     FLAGSTAR PUBLIC DEBT
     As part of the Recapitalization, Flagstar consummated on November 16, 1992 the sale of $300 million aggregate principal amount of 10 7/8% Senior Notes Due 2002 (of which $280 million remains outstanding) (the "10 7/8% Notes") and issued pursuant to an exchange offer for previously outstanding debt issues $722.4 million principal amount of 11.25% Senior Subordinated Debentures Due 2004 (the "11.25% Debentures"). On September 23, 1993, Flagstar consummated the sale of $275 million aggregate principal amount of 10 3/4% Senior Notes Due 2001 (of which $270 million remains outstanding) (the "10 3/4% Notes") and $125 million aggregate principal amount of 11 3/8% Senior Subordinated Debentures
                                       39

Due 2003 (the "11 3/8% Debentures"). The 10 7/8% Notes and the 10 3/4% Notes are general unsecured obligations of Flagstar and rank PARI PASSU in right of payment with Flagstar's obligations under the Credit Agreement. The 11.25% Debentures are general unsecured obligations of Flagstar and are subordinate in right of payment to the obligations of Flagstar under the Restated Credit Agreement, the 10 7/8% Notes and the 10 3/4% Notes. The 11.25% Debentures rank PARI PASSU in right of payment with the 11 3/8% Debentures. All such debt is senior in right of payment to the 10% Debentures.
     THE SENIOR NOTES. Interest on the 10 7/8% Notes is payable semi-annually in arrears on each June 1 and December 1. They will mature on December 1, 2002. The 10 7/8% Notes will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after December 1, 1997, initially at a redemption price equal to 105.4375% of the principal amount thereof to and including November 30, 1998, at a decreased price thereafter to and including November 30, 1999 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 10 3/4% Notes is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2001. The 10 3/4% Notes may not be redeemed prior to maturity.
     THE SENIOR SUBORDINATED DEBENTURES. Interest on the 11.25% Debentures is payable semi-annually in arrears on each May 1 and November 1. They will mature on November 1, 2004. The 11.25% Debentures will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after November 1, 1997, initially at a redemption price equal to 105.625% of the principal amount thereof to and including October 31, 1998, at decreasing prices thereafter to and including October 31, 2002 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     Interest on the 11 3/8% Debentures is payable semi-annually in arrears on each March 15 and September 15. They will mature on September 15, 2003. The
11 3/8% Debentures will be redeemable, in whole or in part, at the option of Flagstar, at any time on or after September 15, 1998, initially at a redemption price equal to 105.688% of the principal amount thereof to and including September 14, 1999, at 102.844% of the principal amount thereof to and including September 14, 2000 and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.
     THE 10% DEBENTURES. Interest on the 10% Debentures is payable semi-annually in arrears on each May 1 and November 1. The 10% Debentures mature on November 1, 2014. Unless previously redeemed, the 10% Debentures are convertible at any time at the option of the holders thereof by exchange into shares of Common Stock at a conversion price of $24.00 per share, subject to adjustment. The 10% Debentures are redeemable, in whole or in part, at the option of the Company upon payment of a premium. The Company is required to call for redemption on November 1, 2002 and on November 1 of each year thereafter, through and including November 1, 2013, $7,000,000 principal amount of the 10% Debentures. A "Change of Control" having occurred on November 16, 1992, holders of the 10% Debentures had the right, under the indenture relating thereto, to require the Company, subject to certain conditions, to repurchase such securities at 101% of their principal amount together with interest accrued to the date of purchase. On February 19, 1993, the Company made such an offer to repurchase the $100 million of 10% Debentures then outstanding. On March 24, 1993 the Company repurchased $741,000 principal amount of the 10% Debentures validly tendered and accepted pursuant to such offer.
     MORTGAGE FINANCINGS
     A subsidiary of Flagstar had issued and outstanding, at December 31, 1996, $190.2 million in aggregate principal amount of 10 1/4% Guaranteed Secured Bonds due 2000. Interest is payable semi-annually in arrears on each November 15 and May 15. As a result of the downgrade of Flagstar's outstanding debt securities during 1994, certain payments by the Company which fund such interest payments are due and payable on a monthly basis. Principal payments total $12.5 million annually for the years 1997 through 1999; and $152.7 million in 2000. The bonds are secured by a financial guaranty insurance policy issued by Financial Security Assurance, Inc. and by collateral assignment of mortgage loans on 238 Hardee's and 148 Quincy's restaurants.
     Another subsidiary of Flagstar has outstanding $160 million aggregate principal amount of 11.03% Notes due 2000. Interest is payable quarterly in arrears, with the principal maturing in a single installment payable in July 2000. These notes are redeemable, in whole, at the subsidiary's option, upon payment of a premium. They are secured by a pool of cross-collateralized mortgages on approximately 240 Denny's restaurant properties.
                                       40

     THE FRI-M CREDIT FACILITY
     In connection with the acquisition by FRD of Coco's and Carrows on May 23, 1996, FRI-M (the "Borrower"), a wholly-owned subsidiary of FRD, obtained a new credit facility (the "FRI-M Credit Facility") consisting of a $56 million term loan (the "FRI-M Term Loan") and a $35 million working capital facility (the "FRI-M Revolver"). Proceeds from the FRI-M Term Loan were used to fund the Coco's and Carrows acquisition and to pay the transactions costs associated therewith. Proceeds from the FRI-M Revolver are to be used for working capital requirements and other general corporate purposes, which may include the making of intercompany loans to any of the Borrower's wholly-owned subsidiaries for their own working capital and other general corporate purposes. Letters of credit may be issued under the FRI-M Revolver for the purpose of supporting (i) workers' compensation liabilities of the Borrower or any of its subsidiaries;
(ii) the obligations of third party insurers of the Borrower or any of its subsidiaries; and (iii) certain other obligations of the Borrower and its subsidiaries.
     The FRI-M Term Loan matures on August 31, 1999. Principal installments of the FRI-M Term Loan are payable quarterly as follows: $4 million per quarter for four consecutive quarters beginning February 28, 1997; $5 million for four consecutive quarters beginning February 28, 1998; $6 million on February 28, 1999; and $7 million for two consecutive quarters beginning May 31, 1999. All amounts owing under the FRI-M Term Loan are required to be repaid on August 31, 1999. The commitment to make loans or issue letters of credit pursuant to the FRI-M Revolver expires, and all amounts outstanding under the FRI-M Revolver must be repaid, on August 31, 1999. All borrowings under the FRI-M Credit Facility accrue interest at a variable rate based on a base rate (as defined therein) or an adjusted Eurodollar rate. The rate at year end 1996 was 8.125%.
     The FRI-M Credit Facility requires the Borrower to make mandatory prepayments in certain circumstances out of its Consolidated Excess Cash Flow (as defined therein), out of cash proceeds of certain asset sales, out of assets distributed to FRD, the Borrower or any of Borrower's direct or indirect subsidiaries (each, a "Loan Party") in connection with an employee benefit plan termination and out of net cash proceeds received by a Loan Party from certain other sources. Any mandatory partial prepayment of the FRI-M Term Loan shall be applied to installments scheduled to be paid during the twelve months immediately following the date of such prepayment, with any excess being applied ratably to the scheduled installments of the FRI-M Term Loan.
     The FRI-M Credit Facility contains certain restrictive covenants which, among other things, limit (subject to certain exceptions) the Borrower and its subsidiaries with respect to (a) incurrence of debt; (b) the existence of liens;
(c) investments and joint ventures; (d) the declaration or payment of dividends;
(e) the making of guarantees and other contingent obligations; (f) the amendment or waiver of certain related agreements; (g) mergers, consolidations, liquidations and sales of assets (including sale and leaseback transactions);
(h) payment obligations under leases; (i) transactions with shareholders and affiliates; (j) the sale, assignment, pledge or other disposition of shares of Borrower or its subsidiaries by Borrower or its subsidiaries; (k) capital expenditures; and (l) material changes in their business.
     The FRI-M Credit Facility also imposes on FRD, the Borrower and its subsidiaries certain financial tests and minimum ratios which, among other things, require that Borrower (a) shall not permit the ratio determined on the last day of each fiscal quarter for such quarter and the three preceding quarters ("Rolling Period") then ended of Consolidated Adjusted EBITDA (as defined therein) to Consolidated Interest Expense (as defined therein) to be less than levels increasing from 1.50:1.00 on September 26, 1996 to 2.10:1.00 on September 23, 1999 and each fiscal quarter end thereafter; (b) permit the ratio determined on the last day of each fiscal quarter for the Rolling Period then ended of Consolidated Total Debt (as defined therein) to Consolidated Adjusted EBITDA (as defined) to exceed a level varying from 5.65:1.00 on September 26, 1996 to 3.65:1.00 on September 23, 1999 and each fiscal quarter end thereafter; and (c) shall not permit Consolidated Adjusted EBITDA determined on the last day of each fiscal quarter for the Rolling Period then ended to be less than an amount increasing from $11.2 million for the Rolling Period ending September 26, 1996 to $49.5 million for the Rolling Period ending June 25, 1998 and each Rolling Period thereafter.
     FRD and all of the Borrower's subsidiaries have guaranteed the obligations of the Borrower under the FRI-M Credit Facility and the other Loan Documents (as defined therein). All of the issued and outstanding common stock of the Borrower and its subsidiaries has been pledged as security for the obligations of FRD under the FRI-M Credit Facility and the other Loan Documents. The obligations of the Borrower under the FRI-M Credit Facility and the other Loan Documents are secured by substantially all assets of the Borrower and its subsidiaries.
                                       41

     THE FRD SENIOR NOTES
     In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million principal amount of 12 1/2% FRD Senior Notes due 2004 (the "FRD Notes"). Interest on the FRD Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 1996. They will mature on July 15, 2004. The FRD Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of FRD. The FRD Notes are effectively subordinated to secured indebtedness of FRD, including borrowings under the FRI-M Credit Facility to the extent of the value of FRD's assets securing such indebtedness. Borrowings under the FRI-M Credit Facility are secured by substantially all of FRD's assets (The FRD Notes are structurally subordinated to all indebtedness of the Borrower (as defined above), including its indebtedness under the FRI-M Credit Facility).
                                       42

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

EXHIBIT
  NO.      DESCRIPTION
* 3.1      Restated Certificate of Incorporation of FCI and amendment thereto dated November 16, 1992 (incorporated by reference to Exhibit 3.1 to FCI's 1992 Form 10-K, File No. 0-18051 (the "1992 Form 10-K")).
* 3.2      Certificate of Designations for the $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock of FCI
           (incorporated by reference to Exhibit 3.2 to the 1992 Form 10-K).
* 3.3      Certificate of Ownership and Merger of FCI dated June 16, 1993 (incorporated by reference to Exhibit 3.3 to FCI's
           1993 Form 10-K, File No. 0-18051 (the "1993 Form 10-K")).
* 3.4      Certificate of Amendment to the Restated Certificate of Incorporation of FCI dated June 16, 1993 (incorporated by reference to Exhibit 3.4 to the 1993 Form 10-K).
**3.5      By-Laws of FCI as amended through July 24, 1996.
* 4.1      Specimen certificate of Common Stock of FCI (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 (No. 33-29769) of FCI (the "Form S-1")).
* 4.2      Specimen certificate of $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock of FCI (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-1 (No. 33-47339) of FCI (the "Preferred Stock
           S-1")).
* 4.3      Indenture between Flagstar and United States Trust Company of New York, as Trustee, relating to the 10% Debentures
           (including the form of security) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form
           S-4 (No. 33-48923) of Flagstar (the "11.25% Debentures S-4")).
* 4.4      Supplemental Indenture, dated as of August 7, 1992, between Flagstar and United States Trust Company of New York,
           as Trustee, relating to the 10% Debentures (incorporated by reference to Exhibit 4.9A to the 11.25% Debentures
           S-4).
* 4.5      Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing, and Assignment of
           Leases and Rents, from Denny's Realty, Inc. to State Street Bank and Trust Company, dated July 12, 1990
           (incorporated by reference to Exhibit 4.9 to Post-effective Amendment No. 1 to the Registration Statement on Form
           S-1 (No. 33-29769) of FCI (the "Form S-1 Amendment")).
* 4.6      Lease between Denny's Realty, Inc. and Denny's, Inc., dated as of December 29, 1989, as amended and restated as of
           July 12, 1990 (incorporated by reference to Exhibit 4.10 to the Form S-1 Amendment).
* 4.7      Indenture dated as of July 12, 1990 between Denny's Realty, Inc. and State Street Bank and Trust Company relating to certain mortgage notes (incorporated by reference to Exhibit 4.11 to the Form S-1 Amendment).
* 4.8      Mortgage Note in the amount of $10,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.15 to the 11.25% Debentures S-4).
* 4.9      Mortgage Note in the amount of $52,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
* 4.10     Mortgage Note in the amount of $98,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.17 to the 11.25% Debentures S-4).
* 4.11     Indenture between Secured Restaurants Trust and The Citizens and Southern National Bank of South Carolina, dated as of November 1, 1990, relating to certain Secured Bonds (incorporated by reference to Exhibit 4.18 to the 11.25%
           Debentures S-4).
* 4.12     Amended and Restated Trust Agreement between Spartan Holdings, Inc., as Depositor for Secured Restaurants Trust,
           and Wilmington Trust Company, dated as of October 15, 1990 (incorporated by reference to Exhibit 3.3 to the
           Registration Statement on Form S-11 (No. 33-36345) of Secured Restaurants Trust (the "Form S-11")).

EXHIBIT
  NO.      DESCRIPTION
* 4.13     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8% Notes
           (incorporated by reference to Exhibit 4.13 to the 1992 Form 10-K).
* 4.14     Supplemental Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 7/8%
           Notes (incorporated by reference to Exhibit 4.14 to the 1992 Form 10-K).
* 4.15     Form of 10 7/8% Note (incorporated by reference to Exhibit 4.15 to the 1992 Form 10-K).
* 4.16     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11.25%
           Debentures (incorporated by reference to Exhibit 4.16 to the 1992 Form 10-K).
* 4.17     Form of 11.25% Debenture (incorporated by reference to Exhibit 4.17 to the 1992 Form 10-K).
* 4.18     Second Amended and Restated Credit Agreement, dated as of April 10, 1996 among TWS Funding, Inc., as borrower,
           Flagstar Corporation, certain lenders and co-agents named therein, and Citibanks, N.A., as funding agent
           (incorporated by reference to Exhibit 10.2 to FCI's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1996 (the "1996 Second Quarter 10-Q").
* 4.19     Amendment and Consent to the Second Amended and Restated Credit Agreement dated as of July 18, 1996 among TWS
           Funding, Inc., as borrower, Flagstar Corporation, certain lenders and co-agents named therein, and Citibank, N.A., as funding agents. (incorporated by reference to Exhibit 10.2.1 to FCI's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1996 (the "1996 Third Quarter 10-Q").
* 4.20     Second Amendment to the Second Amended and Restated Credit Agreement, dated as of August 6, 1996 (incorporated by reference to Exhibit 10.2.2 to the 1996 Third Quarter 10-Q).
* 4.21     Third Amendment and Consent to the Second Amended and Restated Credit Agreement, dated as of September 30, 1996
           (incorporated by reference to Exhibit 10.2.3 to the 1996 Third Quarter 10-Q).
* 4.22     Credit Agreement, dated as of May 23, 1996, among FRD, FRI-M, certain lenders and co-agents named therein, and
           Credit Lyonnais New York Branch as administrative agent (the "FRI-M Credit Agreement") (incorporated by reference to Exhibit 10.1 of the Registration Statement on Forms S-1 and S-4 (333-07601) of FRD (the "FRD Form S-1/S-4").
* 4.23     First Amendment to the FRI-M Credit Agreement, dated July 1, 1996 (incorporated by reference to Exhibit 10.3.1 to the 1996 Third Quarter 10-Q).
**4.24     Second Amendment to the FRI-M Credit Agreement, dated November 19, 1996.
* 4.25     Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "FRD Indenture")
           (incorporated by reference to Exhibit 4.1 to the FRD Form S-1/S-4).
* 4.26     Form of First Supplemental Indenture to the FRD Indenture dated as of August 23, 1996 (incorporated by reference to
           Exhibit 4.1.1 to the FRD Form S-1/S-4).
* 4.27     Stock Purchase Agreement dated as of March 1, 1996 by and among Flagstar, Flagstar Companies, Inc., the Company, and Family Restaurants, Inc. (incorporated by reference to Exhibit 4.2 to the FRD Form S-1/S-4).
* 4.28     Indenture between Flagstar and First Trust National Association, as Trustee, relating to the 10 3/4% Notes
           (incorporated by reference to Exhibit 4.23 to the 1993 Form 10-K).
* 4.29     Form of 10 3/4% Note (incorporated by reference to Exhibit 4.24 to the 1993 Form 10-K).
* 4.30     Indenture between Flagstar and NationsBank of Georgia, National Association, as Trustee, relating to the 11 3/8%
           Debentures (incorporated by reference to Exhibit 4.25 to the 1993 Form 10-K).
* 4.31     Form of 11 3/8% Debenture (incorporated by reference to Exhibit 4.26 to the 1993 Form 10-K).
*10.1      Warrant Agreement, dated November 16, 1992, among FCI, TW Associates and KKR Partners II (incorporated by reference to Exhibit 10.41 to the 1992 Form 10-K).
*10.2      Consent Order dated March 26, 1993 between the U.S. Department of Justice, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-2 (No. 33-49843) of Flagstar (the "Form
           S-2")).
*10.3      Fair Share Agreement dated July 1, 1993 between FCI and the NAACP (incorporated by reference to Exhibit 10.43 to the Form S-2).
*10.4      Amendment No. 2 to Stockholders' Agreement, dated as of April 6, 1993, among FCI, Gollust Tierney & Oliver ("GTO")
           and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to
           Exhibit 10 to Flagstar's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-9364).
*10.5      Amendment (No. 3) to Stockholders' Agreement, dated as of January 1, 1995, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and Associates (incorporated by reference to Exhibit 10.6 to the
           1994 Form 10-K).
*10.6      Form of Agreement providing certain supplemental retirement benefits (incorporated by reference to Exhibit 10.7 to the 1992 Form 10-K).

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

                                       45

EXHIBIT
  NO.      DESCRIPTION
 *10.35     Stock and Warrant Purchase Agreement, dated as of August 11, 1992, between FCI and TW Associates (incorporated by reference to Exhibit 10.38 to the 11.25% Debentures S-4).
 *10.36     Stockholders' Agreement, dated as of August 11, 1992, among FCI, GTO (on behalf of itself and certain affiliated partnerships), DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit 10.39 to the 11.25% Debentures S-4).
 *10.37     Technical Amendment to the Stockholders' Agreement dated as of September 30, 1992, among FCI, GTO and certain affiliated partnerships, DLJ Capital, Jerome J. Richardson and TW Associates (incorporated by reference to Exhibit
            10.39A to the 11.25% Debentures S-4).
 *10.38     Richardson Shareholder Agreement, dated as of August 11, 1992, between FCI and Jerome J. Richardson (incorporated by reference to Exhibit 10.40 to the 11.25% Debentures S-4).
 *10.39     Employment Agreement, dated as of August 11, 1992, between Flagstar and Jerome J. Richardson (incorporated by reference to Exhibit 10.41 to the 11.25% Debentures S-4).
 *10.40     Amended and Restated Employment Agreement, dated as of January 1, 1996, between Flagstar and Jerome J. Richardson
            (incorporated by reference to Exhibit 10.41 to FCI's 1995 Form 10-K, File No. 0-18051).
 *10.41     Employment Agreement, dated as of January 10, 1995, between FCI and James B. Adamson (incorporated by reference to
            Exhibit 10.42 to the 1994 Form 10-K).
 *10.42     Adamson Shareholder Agreement, dated as of January 10, 1995, between Associates and James B. Adamson (incorporated by reference to Exhibit 10.43 to the 1994 Form 10-K.)
 *10.43     Amendment to Employment Agreement, dated as of February 27, 1995, between FCI and James B. Adamson (incorporated by reference to Exhibit 10.44 to the 1994 Form 10-K).
 *10.44     Form of Agreement providing certain severance benefits (incorporated by reference to Exhibit 10.48 to the 1994 Form
            10-K)
 *10.45     Amended Consent Decree dated May 24, 1994 (incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K).
 *10.46     Consent Decree dated May 24, 1994 among certain named claimants, individually and on behalf of all others similarly situated, Flagstar and Denny's, Inc. (incorporated by reference to Exhbit 10.51 to the 1994 Form 10-K).
**10.47     Second Amendment to Employment Agreement, dated December 31, 1996, between FCI and James B. Adamson.
**10.48     Form of Agreement providing certain retention incentives, severance and change of control benefits for Company management.
**10.49     Information Systems Management Agreement, dated February 22, 1996 between Flagstar and Integrated Systems Solutions
            Corporation.
**10.50     Employment Agreement, dated as of April 24, 1995, between Flagstar and C. Robert Campbell.
**10.51     Employment Agreement, dated as of April 22, 1996, between Flagstar and Craig S. Bushey.
**10.52     Employment Agreement, dated as of November 21, 1995, between Flagstar and John A. Romandetti.
**10.53     Employment Agreement, dated as of May 24, 1996, between Flagstar and Mark L. Shipman.
**11        Computation of Earnings (Loss) Per Share.
**12        Computation of Ratio of Earnings to Fixed Charges.
**21        Subsidiaries of Flagstar.
**23        Consent of Deloitte & Touche LLP.
**27        Financial Data Schedule.
**99        Safe Harbor Under the Private Securities Litigation Reform Act of 1995.



  * Certain of the exhibits to this Annual Report on Form 10-K, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof as of their respective dates.
 ** Previously filed as exhibits to FCI's 1996 Form 10-K on February 26, 1997.
(b) The Company filed a report on Form 8-K on December 23, 1996 providing certain information in Item 8. Change in Fiscal Year of such report. That filing reported a resolution adopted by the Company's Board of Directors to change its fiscal year. Beginning in 1997, the Registrant will move to a 4-4-5 week closing calendar pursuant to which each fiscal year shall end on the last Wednesday of the calendar year. No financial statements were included in the filing.

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

     Assets held by the Company's plans are invested in money market and other fixed income funds as well as equity funds.
                                      F-17

                            FLAGSTAR COMPANIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 7 EMPLOYEE BENEFIT PLANS -- Continued
     The following sets forth the funded status and amounts recognized in the Company's balance sheet for its unfunded defined benefit plans:

                                                                                                               DECEMBER 31,
                                                                                                             1995       1996
($ IN THOUSANDS)
Actuarial present value of accumulated benefit obligations:
  Vested benefits........................................................................................   $ 4,080    $ 4,924
  Non-vested benefits....................................................................................        12         33
Accumulated benefit obligations..........................................................................   $ 4,092    $ 4,957
Plan assets at fair value................................................................................   $    --    $    --
Projected benefit obligation.............................................................................    (4,188)    (5,051)
Funded status............................................................................................    (4,188)    (5,051)
Unrecognized net (gain) loss from past experience different from that assumed............................      (112)       616
Unrecognized prior service cost..........................................................................       109         68
Unrecognized net asset at January 1, 1987 being amortized over 15 years..................................       (49)        (9)
Additional liability.....................................................................................      (543)      (974)
Other....................................................................................................        24         --
Accrued pension costs....................................................................................   $(4,759)   $(5,350)

     Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

                                                                          1994      1995      1996
Discount rate.........................................................    8.3  %    8.0  %    8.0  %
Rates of salary progression...........................................    4.0  %    4.0  %    4.0  %
Long-term rates of return on assets...................................   10.0  %   10.0  %   10.0  %

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

                                                                                                                      TOTAL
                                                                                     TOTAL                        SHAREHOLDERS'
                                                                                  OTHER EQUITY      DEFICIT      EQUITY (DEFICIT)
($ IN THOUSANDS)
Balance December 31, 1993......................................................     $735,269      $(2,157,818)     $ (1,422,549)
  Activity:
     Net Income................................................................           --          364,093           364,093
     Dividends declared on Preferred Stock.....................................           --          (14,175)          (14,175)
     Minimum pension liability adjustment......................................       10,131               --            10,131
Balance December 31, 1994......................................................      745,400       (1,807,900)       (1,062,500)
  Activity:
     Net Loss..................................................................           --          (55,199)          (55,199)
     Dividends declared on Preferred Stock.....................................           --          (14,175)          (14,175)
     Issuance of Common Stock (Note 7).........................................          400               --               400
     Minimum pension liability adjustment......................................          497               --               497
Balance December 31, 1995......................................................      746,297       (1,877,274)       (1,130,977)
  Activity:
     Net Loss..................................................................           --          (85,460)          (85,460)
     Dividends declared on Preferred Stock.....................................           --          (10,631)          (10,631)
     Minimum pension liability adjustment......................................         (459)              --              (459)
Balance December 31, 1996......................................................     $745,838      $(1,973,365)     $ (1,227,527)

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


                                         FLAGSTAR COMPANIES, INC.


Date: April 30, 1997                     By: /s/       RHONDA J. PARISH


                                                     RHONDA J. PARISH
                                            VICE PRESIDENT, GENERAL COUNSEL AND
                                                          SECRETARY