Form 10-K/A
period 1996-12-31
FLAGSTAR COMPANIES INC
filed 1997-06-30
CIK 852772

FORM 10-K/A



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

 .............................................................................

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

 .............................................................................

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

Explanatory Note: This Amendment No. 2 to the Annual Report on Form 10-K of the above-referenced registrant is being filed pursuant to Rule 15d-21 of the Commission solely to furnish the financial statements required by Form 11-K with respect to the Flagstar 401(k) Plan and the Denny's 401(k) Plan.

           The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1996 on Form 10-K as set forth in the pages attached hereto:

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

                                                    FLAGSTAR COMPANIES, INC.

                                                                (Registrant)

DATE:      June 30, 1997

                                   ------------------------------------------
                            BY:        /s/ Rhonda J. Parish
                            Senior Vice President, General Counsel and Secretary

        Part II, Item 8. Financial Statements and Supplemental Data of the Annual Report for 1996 on Form 10-K is hereby amended to include the following:

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

           1.    FLAGSTAR 401(k) PLAN

           2.    DENNY'S 401(k) PLAN
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

           Part IV, Item 14(a)(1) of the Annual Report on Form 10-K for the period ended December 31, 1996 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:

           1. Flagstar 401(k) Plan Financial Statements at December 31, 1996 and 1995 and for Each of the Three Years in the Period ended December 31, 1996, Supplemental Schedules for the Year Ended December 31, 1996 and Independent Auditors' Report.

           2.    Denny's 401(k) Plan Financial Statements at December 31,
                 1996 and 1995 and for Each of the Three Years in the Period ended December 31, 1996, Supplemental Schedules for the Year Ended December 31, 1996 and Independent Auditors' Report.



         Part IV, Item 14(a)(3) and the Exhibit Index of the Annual Report on Form 10-K for the period ended December 31, 1996 are amended to insert the following exhibit required by Form 11-K in appropriate numerical order, a copy of which is filed herewith.

             Exhibit No.          Description

               23.1 Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K.

--------------------------------------------------------------------------------


                    FLAGSTAR 401(K) PLAN

                    Financial Statements at December 31, 1996 and 1995 and for each of the Three Years in the Period Ended December 31, 1996, Supplemental Schedules for the Year Ended December 31, 1996, and Independent Auditors' Report.



--------------------------------------------------------------------------------

FLAGSTAR 401(k) PLAN

TABLE OF CONTENTS

                                                                           Pages

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS:

  Statements of Net Assets Available for Benefits
    as of December 31, 1996 and 1995                                         2

  Statements of Changes in Net Assets Available for Benefits
    for the Years Ended December 31, 1996, 1995 and 1994                     3


  Notes to Financial Statements                                             4-13

SUPPLEMENTAL SCHEDULES:

  IRS Form 5500, Item 27a - Schedule of Assets Held for Investment Purposes
    as of December 31, 1996                                                 14

  IRS Form 5500, Item 27d - Schedule of Reportable Transactions (Single and
    Aggregate Transactions) for the Year Ended December 31, 1996           15-16


NOTE: Schedules required under the Employee Retirement Income Security Act of 1974, other than the schedules listed above, are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT


To the Administrative Committee
Flagstar 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of the Flagstar 401(k) Plan (the "Plan") as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1996 and 1995, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1996 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


DELOITTE & TOUCHE LLP
Greenville, SC
June 6, 1997

FLAGSTAR 401(k) PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1996 AND 1995

                                                  1996             1995
                                              ------------      -----------
ASSETS:


Investments                                   $ 43,083,238     $ 49,223,805
                                              ------------      -----------

Receivables:
      Employer's contribution                          ---          185,743
      Participants' contributions                   32,209          123,404
      Accrued income                                   ---           71,780
                                              ------------      -----------
Total receivables                                   32,209          380,927
                                              ------------      -----------

Cash and cash equivalents                           1, 014        2,012,904
                                              ------------      -----------
TOTAL ASSETS                                    43,116,461       51,617,636
                                              ------------      -----------

LESS -  ACCRUED LIABILITIES                         20,199          122,611
                                              ------------      -----------

NET ASSETS AVAILABLE FOR BENEFITS             $ 43,096,262      $51,495,025
                                              ============      ===========

See notes to financial statements.

FLAGSTAR 401(k) PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------------------------------
                                           1996                       1995                     1994
                                     ----------------           ----------------       ----------------
ADDITIONS:
INVESTMENT INCOME:
Net appreciation (depreciation)
    in fair value of investments         $ 2,049,081           $    (1,291,039)         $    (2,630,739)
Interest income                            1,168,131                 2,762,357                4,087,850
Dividend income                               26,910                 3,305,469                  862,145
                                     ---------------          ----------------        -----------------
    Investment income, net                 3,244,122                 4,776,787                2,319,256
                                     ---------------          ----------------        -----------------

CONTRIBUTIONS:
Employer                                         ---                 1,292,158             2,048,595
Participants                               1,736,294                 2,841,109                4,473,768
                                     ---------------          ----------------         ----------------
    Total contributions                    1,736,294                 4,133,267                6,522,363
                                     ---------------          ----------------         ----------------

TOTAL ADDITIONS                            4,980,416                 8,910,054                8,841,619

DEDUCTIONS:
DISTRIBUTIONS TO PARTICIPANTS            (13,184,969)              (31,461,507)             (11,983,361)
ADMINISTRATIVE EXPENSES                     (194,210)                 (287,184)                (306,278)
                                     ----------------         -----------------       ------------------
TOTAL DEDUCTIONS                         (13,379,179)              (31,748,691)             (12,289,639)
                                     ----------------          ----------------         ----------------

NET DECREASE                              (8,398,763)              (22,838,637)              (3,448,020)

NET ASSETS AVAILABLE FOR BENEFITS,
   BEGINNING OF YEAR                      51,495,025                74,333,662               77,781,682
                                     ---------------           ---------------          ---------------

NET ASSETS AVAILABLE FOR BENEFITS,
   END OF YEAR                       $    43,096,262            $   51,495,025           $   74,333,662
                                     ===============            ==============           ==============
See notes to financial statements.

FLAGSTAR 401(k) PLAN

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

1.  DESCRIPTION OF THE PLAN

     The following description of the Flagstar 401(k) Plan ("the Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan provisions.
     a. General - The Plan, formerly the Flagstar Thrift Plan and, prior to that, the Thrift Plan for Noncontract Employees of TW Services, Inc., is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974. Any nonhighly compensated salaried employee of Flagstar Corporation (Flagstar, the "Company" and the Plan's Administrator) and Flagstar Systems, Inc. (Spartan) who has attained age 21 and has completed twelve months of service with the Company is eligible to participate in the Plan. Prior to May 6, 1994, any salaried employee of Canteen Corporation and, prior to November 30, 1994, any salaried employee of TW Recreational Services, Inc. (TWRS) could participate in the Plan in accordance with the same eligibility requirements. The Flagstar 401(k) Plan Committee and the plan administrator control and manage the operation and administration of the Plan. NationsBank served as the Trustee of the Plan prior to July 1, 1996, when American Express Trust Company replaced NationsBank as trustee.

         Effective June 17, 1994 (the "Transition Date"), IM Vending Inc., Canteen Corporation and the subsidiaries of Canteen Corporation, (collectively, the "Canteen Group") were sold to an entity outside of the Flagstar Corporation controlled group. Effective May 6, 1994, employees classified as Canteen Group employees were no longer eligible to become participants in the Plan. Effective as of the Transition Date and thereafter, the Canteen Group is not a Plan Sponsor or participating employer under the Plan and active employees of the Canteen Group as of the Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, Canteen Group employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the Transition Date, receive distribution of the Pre-Tax Account when they separate from service with the Canteen Group, or postpone distribution of the account if their account balance did not exceed $3,500 as of the Transition Date. As of December 31, 1996 and 1995, Canteen Group employee participant account balances included in the net assets available for benefits of the Plan were $435,255 and $9,260,544, respectively.

         Effective December 12, 1995 and December 31, 1995 ("Transition Dates"), TW Recreational Services, Inc. (TWRS) and Volume Services, Inc. (VS) were sold to entities outside of the Flagstar Corporation controlled group. Effective December 31, 1995, employees classified as VS employees were no longer eligible to become participants in the Plan. Effective as of the respective Transition Dates and thereafter, TWRS and VS are not Plan Sponsors or participating employers under the Plan and active employees of TWRS and VS as of the

         Transition Dates were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan.

         In accordance with the Plan provisions, TWRS and VS employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the Transition Dates or receive distribution of their Pre-Tax Accounts when they separate from service with TWRS or VS.

     b. Contributions - Each year, participants' pre-tax contributions were limited to 10% of eligible compensation, or $9,500 in 1996, $9,240 in 1995, and $9,240 in 1994, whichever is less. After-tax contributions were limited to 10% of each employee's eligible compensation, however, no after-tax contribution could be made by an employee in any month in which the employee made a pre-tax contribution. As of July 1, 1996, participants may contribute up to 15% of eligible compensation or the amount denoted above, whichever is less. Also as of July 1, 1996, participants may not make after-tax contributions to the plan. The Company at its discretion, may contribute an amount equal to 25% of each participating employee's after-tax contributions, and 25% of employee pre-tax contributions up to 6% of such employee's compensation, plus 75% for the first $500 per year of employee pre-tax contributions. These Company contributions are made to the Plan monthly and are invested to mirror the employee election. In 1996, the Company elected not to make contributions to the Plan.

     c. Participant Accounts - A separate account is maintained for each participant. Each participant's account is credited with the participant's contribution and allocations of (a) the Company's contributions and (b) earnings, and is charged with an allocation of administrative expenses. Allocations are based on participant account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.
     d. Vesting - Participants are immediately vested in their contributions, employer contributions, plus actual earnings thereon.

     e. Investment Options - Prior to July 1, 1996, contributions to the Plan could be invested in 25% increments in any combination of five funds chosen by the participants: Employee Interest Fund, Employee Government Bond Fund, Employee Dreyfus Equity Fund, Employee Explorer Equity Fund, and Flagstar Companies Employee Stock Fund. Contributions were temporarily invested in short-term money market deposits and/or commercial paper until employee elections were executed. The Employee Interest Fund consisted of insurance contracts that provided fixed interest rates on the Fund investments. The Dreyfus Equity Fund and Explorer Equity Fund were mutual equity funds that provided dividends and gains/losses as the market fluctuated. The Flagstar Companies Employee Stock Fund was invested in Flagstar Companies, Inc. common stock which also generated gains/losses as the market fluctuated, but in no event could more than 25% of the participating employees' contributions for any pay period be invested in the Company's common stock. Participants could change or transfer their investment options quarterly. A participating employee, however, could not transfer amounts to the Company stock fund to exceed 25% of his or her total investment in the Plan.

         As of July 1, 1996, participants may direct employee contributions in one percent increments in any of eight investment options. (a) The Flagstar Stable Value Fund is a pooled fund which invests primarily in bank, insurance and stable value investment contracts. The guaranteed investment contracts held by the Plan at the time of the change in trustee were transferred to this fund. (b) The American Express Trust Equity Index Fund II is a collective trust fund which invests primarily in common stock. (c) The Conservative Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds and mutual funds. (d) The Moderate Blend Fund is a pooled fund which invests in The Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds. (e) The Aggressive Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds. (f) The Small Company Equity Fund is a pooled fund which invests in mutual funds. (g) The Templeton Foreign Fund is a mutual fund which invests in companies outside of the United States. (h) The Flagstar Stock Fund is a pooled fund which invests in American Express money market funds and Flagstar Companies, Inc. common stock. The Flagstar stock held by the Plan at the time of the change in trustee was transferred to this fund. Participants may change their investment options daily.

     f. Participant Loans - Participants may borrow up to the lesser of 50% of the vested portion of their account balance, or the amount of $50,000 less the highest outstanding loan balance during the prior 12 month period. The minimum loan amount is $1,000, and each employee can have only one loan outstanding at any time. The Plan documents indicate that a reasonable borrowing rate will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participant's salary. If an employee who has a loan outstanding terminates employment, no benefits will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 1996 have a range of interest rates from 5.75% to 9%.

     g. Payment of Benefits - On termination of service due to death, disability or retirement, a participant may elect to receive either a lump sum amount equal to the value of the participant's vested interest in his or her account, or annual installments over a ten year period. For termination of service due to other reasons, a participant may receive the value of the vested interest in his or her account as a lump sum distribution.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Accounting - The financial statements of the Plan are prepared under the accrual basis of accounting.

     b. Investment Valuation and Income Recognition - The Plan's investments are stated at fair value. Shares of registered mutual funds are valued at the quoted market prices, which represent the net asset value of shares held by the Plan at year end. Shares of collective trust funds are valued at market prices determined in good faith by the fund manager. Investments in the pooled accounts are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by dividing the fund's net assets at fair value by its units outstanding at each valuation date. The guaranteed investment contracts and synthetic investment contracts which were held by the Plan as of December 31, 1995 and transferred to the Flagstar Stable Value Fund, are fully benefit-responsive and are valued at contract value. Contract value represents the aggregate amount of accumulated contributions and investment income, less amounts used to make benefit payments and administrative expenses. Participant notes receivable are valued at cost which approximates fair value. Purchases and sales of securities are recorded on a trade date basis. Dividends are recorded on the ex-dividend date.

     c. Administrative Expenses - Administrative expenses of the Plan are paid by the Plan and allocated to participant accounts.

     d.  Payment of Benefits - Benefits are recorded when paid.

     e. Cash and Cash Equivalents - The Plan considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents typically represent money market funds.

     f. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   PLAN UNIT VALUATION

     Effective July 1, 1996, the Plan became a participant in a pooled investment trust agreement with American Express Trust Company together with the Denny's 401(k) Plan. The assets of the following investment options are held in the pooled investment trust: Flagstar Stable Value Fund, Conservative Blend Fund, Moderate Blend Fund, Small Company Equity Fund, Flagstar Stock Fund and the Aggressive Blend Fund. Individual participant accounts are maintained on a unit value basis. In accordance with the provisions of the Plan, the trustee maintains separate units of participation in the Plan and related net asset value per unit for each investment fund covered by the Plan. The number of units and related net asset value per unit as of December 31, 1996 for each investment fund are as follows:

                                      Flagstar   Conservative    Moderate       Small      Flagstar    Aggressive
                                    Stable Value     Blend         Blend       Company       Stock        Blend
                                        Fund         Fund          Fund     Equity Fund      Fund         Fund
                                  --------------  ----------  ------------ ------------  -----------  -----------
American Express Trust Money
   Market Fund I                  $   2,731,564   $      ---  $       ---  $       ---  $     62,988  $      ---
American Express Trust
   Income Fund I                     11,539,479          ---          ---          ---          ---          ---
American Express Emerging
   Growth Fund II                           ---       16,798    1,468,237    4,863,402          ---      357,115
American Express Trust Equity
   Index Fund II                            ---      136,652    2,849,476          ---          ---      277,226
IDS New Dimensions Fund                     ---          ---      956,376          ---          ---      279,139
Lazard Small Capital Fund                   ---       17,656    1,469,171    4,866,335          ---      357,340
Neuberger & Berman Focus Trust Fund         ---          ---      965,745          ---          ---      281,873
Templeton Foreign Fund                      ---      105,996    3,920,033          ---          ---      715,087
Flagstar Stable Value Fund                  ---      421,246    7,767,590          ---          ---      566,785
Guaranteed Investment Contracts      71,131,343          ---          ---          ---          ---          ---
Flagstar Stock Fund                         ---          ---          ---          ---    1,026,547          ---
                          --------------------------------------------------------------------------------------

Total Market Value                 $ 85,402,386 $    698,348 $ 19,396,628 $  9,729,737  $ 1,089,535  $ 2,834,565
                                   ============ ============ ============ ============  ===========  ===========

Units Outstanding, December 31, 1996  2,597,953       41,653      862,785      375,432      104,741       76,005

Net Asset Value Per Unit at:
December 31, 1996                         $10.2        $10.5        $10.6        $10.7         $3.1        $10.8
September 30, 1996                         10.1         10.1         10.2         10.4          6.4         10.3
July 1, 1996 (Initial Investment)          10.0         10.0         10.0         10.0         10.0         10.0

4.   RELATED PARTY TRANSACTIONS
     Certain Plan investments held during the plan year and at plan year end are shares of collective trust funds managed by American Express Trust Company ("American Express") or NationsBank. American Express and NationsBank each served as trustee during the plan year as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express and NationsBank by the Plan amounted to approximately $16,000 and $105,000, respectively, for the year ended December 31, 1996. Fees paid to NationsBank amounted to approximately $190,000 and $48,000 for the years ended December 31, 1995 and 1994, respectively.

5.   TERMINATION

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

6.   NET APPRECIATION (DEPRECIATION) IN FAIR VALUE OF INVESTMENTS

     The net appreciation (depreciation) including investments bought, sold, and held, by type of investment, during the years ended December 31, 1996, 1995, and 1994 is summarized as follows:


                                                   1996               1995               1994
                                             --------------    ----------------   -----------------
     Flagstar Companies, Inc. Common Stock    $      26,555        $ (1,370,589)     $    (858,863)
     Government Bond Fund                           (81,062)            224,634           (467,398)
     Interest Fund - Insurance Contracts             (1,977)                 --             68,729
     Vanguard Explorer Equity Fund                  507,999             673,893           (227,383)
     Dreyfus Equity Fund                            782,617            (818,977)        (1,145,824)
     Flagstar Stable Value Fund                     584,877                  --                 --
     Aggressive Blend Fund                           45,092                  --                 --
     Moderate Blend Fund                            545,376                  --                 --
     Conservative Blend Fund                          6,946                  --                 --
     Flagstar Stock Fund                           (699,835)                 --                 --
     Small Company Equity Fund                      290,492                  --                 --
     Templeton Foreign Fund                           7,706                  --                 --
     American Express Trust Equity Index Fund II     34,295                  --                 --
                                             -----------------------------------------------------
                                              $   2,049,081      $   (1,291,039)    $   (2,630,739)
                                              =============      ==============     ==============



7.   TAX STATUS

     The Plan obtained its latest determination letter on September 20, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

8.   INVESTMENTS

     The following tables represent Plan investments as of December 31, 1996 and 1995:
                                                  1996 Fair
         Description                                Value        (2)
Pooled Funds:
Flagstar Stable Value Fund                      $ 26,532,891     (1)
Aggressive Blend Fund                                821,610
Moderate Blend Fund                                9,156,739     (1)
Conservative Blend Fund                              438,277
Small Company Equity Blend Fund                    4,022,755     (1)
Flagstar Stock Fund                                  326,268
                                                ------------
Total                                             41,298,540

Collective Trust Funds:
American Express Trust Equity Index Fund II          447,117
                                                ------------

Mutual Funds:
Templeton Foreign Fund                               201,207

Loans to Participants                              1,136,374

TOTAL INVESTMENTS                               $ 43,083,238
                                                ============

(1) Represents plan investments which exceeded 5% of net assets available for benefits as of December 31, 1996.
(2) Fair value equals carrying value.

           Description                            1995 Carrying Value

Flagstar Companies, Inc. Common Stock                 $  1,067,209
                                                      ------------

United States Government Notes and Bonds:
     7.00% due April 15, 1999                              525,310
     6.75% due May 31, 1997                                510,310
     7.875% due July 15, 1996                              304,032
     8.00% due August 15, 1999                             217,312
     8.00% due January 15, 1997                            205,468
     7.875% due January 15, 1998                           315,234
     6.375% due July 15, 1999                              259,022
     6.00% due November 30, 1997                           253,673
     5.125% due March 31, 1998                             249,570
     5.50% due April 15, 2000                              252,070
                                                    --------------
                                                         3,092,001
NationsBank Short - Intermediate Government Fund           223,298
                                                    --------------
         Total                                           3,315,299
                                                     -------------

Mutual Funds:
     Dreyfus Equity Fund                                 9,959,891 (2)
     Vanguard Explorer Equity Fund                       4,343,104 (2)
         Total                                          14,302,995

Interest Fund:
     Insurance Contracts:
     Great West Life Assurance Co.
         9.20% due April 30, 1996                        2,030,464
     New York Life Ins. Co.
         7.35% due May 7, 1997                           7,594,256 (2)
     Principal Mutual Life Insurance Co.
         9.00% due April 30, 1996                          899,007
     Principal Mutual Life Insurance Co.
         9.72% due April 30, 1996                        8,496,315 (2)
                                                     -------------
                                                        19,020,042
     Synthetic Insurance Contract:
     People's Security Life Insurance
         5.9346% due April 30, 1998
         US Govt. and Agency Issuances                   5,029,228
         Asset Backed Securities                         3,382,384
         Cash and Cash Equivalents                       1,145,362
         Wrapper Contract                                  312,278
                                                   ---------------
                                                         9,869,252
         Total                                          28,889,294

Loans To Participants                                    1,649,008 (1)
                                                   ---------------

TOTAL INVESTMENTS                                  $    49,223,805
                                                   ===============

(1) Represents estimated fair value of loans to participants.
(2) Represents Plan investments which exceeded 5% of net assets available for benefits as of December 31, 1995.

9.   FUND INFORMATION

     Participant contributions, employer contributions, distributions to participants and investment income/dividends by fund are as follow for the years ended December 31, 1996, 1995, and 1994.

                                                   1996                  1995                  1994
     PARTICIPANT CONTRIBUTIONS:
     Flagstar Stable Value Fund                  $370,317          $         --          $         --
     Aggressive Blend Fund                         25,784                    --                    --
     Moderate Blend Fund                          176,764                    --                    --
     Conservative Blend Fund                        6,407                    --                    --
     Flagstar Stock Fund                           87,137                    --                    --
     Small Company Equity Fund                    105,544                    --                    --
     Templeton Foreign Fund                         3,570                    --                    --
     American Express Trust Equity Index Fund II    9,954                    --                    --
     Interest Fund                                410,625             1,272,599             1,947,920
     Government Bond Fund                          89,898               286,327               505,080
     Dreyfus Equity Fund                          207,210               601,241               931,059
     Vanguard Explorer Fund                       125,402               326,742               506,638
     Flagstar Companies, Inc. common stock        117,682               354,200               583,071
                                              -----------          ------------          ------------
     Total                                    $ 1,736,294          $  2,841,109          $  4,473,768
                                              ===========          ============          ============

     EMPLOYER CONTRIBUTIONS:
     Interest Fund                            $        --          $    585,499           $   904,939
     Government Bond Fund                              --               137,369               241,004
     Dreyfus Equity Fund                               --               267,386               436,794
     Vanguard Explorer Fund                            --               138,742               195,736
     Flagstar Companies, Inc. common stock             --               163,162               270,122
                                              -----------           -----------          ------------
     Total                                    $        --           $ 1,292,158          $  2,048,595
                                              ===========           ===========          ============

     DISTRIBUTIONS TO PARTICIPANTS:
     Flagstar Stable Value Fund               $ 1,951,307           $        --          $         --
     Aggressive Blend Fund                            785                    --                    --
     Moderate Blend Fund                          763,691                    --                    --
     Conservative Blend Fund                        8,210                    --                    --
     Flagstar Stock Fund                           44,064                    --                    --
     Small Company Equity Fund                    409,551                    --                    --
     Interest Fund                              5,629,568            19,533,346             7,486,326
     Government Bond Fund                         747,232             2,647,382               992,150
     Dreyfus Equity Fund                        2,021,838             5,399,386             2,206,113
     Vanguard Explorer Fund                     1,155,839             2,964,831               783,351
     Flagstar Companies, Inc. common stock        452,884               916,562               515,421
                                              -----------          ------------        --------------
     Total                                    $13,184,969          $ 31,461,507           $11,983,361
                                              ===========          ============           ===========

     INVESTMENT INCOME/DIVIDENDS:
     Flagstar Stable Value Fund               $     8,646          $         --          $         --
     Moderate Blend Fund                            8,469                    --                    --
     Flagstar Stock Fund                             (490)                   --                    --
     Small Company Equity Fund                      1,983                    --                    --
     Templeton Foreign Fund                         2,670                    --                    --
     Interest Fund                                406,792             2,412,931             3,729,942
     Government Bond Fund                           6,654               255,806               313,414
     Dreyfus Equity Fund                          441,371             2,966,651               545,106
     Vanguard Explorer Fund                       277,079               338,818               326,985
     Flagstar Companies, Inc. common stock            835                 3,883                 5,475
     Loans to Participants                         41,032                89,737                29,073
                                              -----------           -----------          ------------
     Total                                    $ 1,195,041           $ 6,067,826          $  4,949,995
                                              ===========           ===========          ============


10. SUBSEQUENT EVENTS
     FCI FINANCIAL RESTRUCTURING (UNAUDITED) -- On March 17, 1997, Flagstar Companies, Inc. ("FCI"), reached an agreement in principle on the terms of a financial restructuring plan with an ad hoc committee representing holders of both its 11 3/8% Senior Subordinated Debentures due 2003 and 11.25% Senior Subordinated Debentures due 2004. In conjunction with such plan, FCI has decided to pursue a restructuring of its debt and preferred stock through "prepackaged" bankruptcy filings to be made under Chapter 11 of the Bankruptcy Code by FCI and its wholly-owned subsidiary, Flagstar (the Plan sponsor). FCI's operating subsidiaries would not be a party to any such filings under the Bankruptcy Code.

     In addition, on March 6, 1997, FCI's Credit Agreement was amended to provide for less restrictive financial covenants for measurement periods ending on April 2, 1997 and July 2, 1997, as well as to provide FCI flexibility to forego scheduled interest payments due in March, May and June 1997 under the 10 3/4% Senior Notes, the 10 7/8% Senior Notes, the
     11 3/8% Senior Subordinated Debentures, the 11.25% Senior Subordinated Debentures, and the 10% Junior Subordinated Debentures without triggering a default under the agreement, unless any such debt is declared to be due and payable as a result of the failure to pay any such interest.

     On March 17, 1997, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of its 11 3/8% Senior Subordinated Debentures. In addition, on May 1, 1997, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of its 11.25% Senior Subordinated Debentures and its 10% Convertible Junior Subordinated Debentures, respectively. As a result of these nonpayments, and as a result of a continuation of such nonpayments for 30 days following their respective due dates, Flagstar is in default under the indentures governing such debentures, and the holders of 25% of such debentures or the trustees therefor may declare such debt to be due and payable. If such debt is declared to be due and payable this will create an event of default relative to the 10 3/4 % Senior Notes due 2001 and the 10 7/8% Senior Notes due 2002, entitling 30% of the holders of such indebtedness or the trustee therefor to declare such indebtedness also to be due and payable.

     FLAGSTAR STOCK FUND -- On March 17, 1997, the Flagstar Retirement Committee directed the Flagstar Retirement and Savings Department to immediately discontinue investments in the Flagstar Stock Fund. They additionally directed that when sufficient time had passed to allow the public to understand the restructuring plan, the Flagstar stock should be liquidated. In March and April of 1997, all Flagstar stock held by the Plan was liquidated. Participants could elect to keep their proceeds in the Flagstar Stock Fund which now invests in money market funds or transfer the money into another investment option.

FLAGSTAR 401(k) PLAN

IRS FORM 5500, ITEM 27a - SCHEDULE OF ASSETS HELD FOR
INVESTMENT PURPOSES AS OF DECEMBER 31, 1996
--------------------------------------------------------------------------------
                                   Shares, Units                      Current
       Description                  or Par Value     Cost              Value
---------------------------------  -------------  -----------      -------------
Pooled Funds:
Flagstar Stable Value Fund          2,597,953     $25,982,535       $26,532,891
Aggressive Blend Fund                  76,005         776,947           821,610
Moderate Blend Fund                   862,785       8,635,104         9,156,739
Conservative Blend Fund                41,653         431,462           438,277
Small Company Equity Blend Fund       375,432       3,760,018         4,022,755
*Flagstar Stock Fund                  104,741         979,903           326,268
                                                -------------     -------------
Total                                              40,565,969        41,298,540
                                                -------------     -------------

Collective Trust Funds:
*American Express Trust Equity
Index Fund II                          22,923         412,959           447,117
                                               --------------     -------------

Mutual Funds:
Templeton Foreign Fund                 19,422         193,505           201,207
                                               --------------    --------------

*Loans to Participants                              1,136,374         1,136,374
                                                -------------     -------------

TOTAL INVESTMENTS                                 $42,308,807       $43,083,238
                                                  ===========       ===========

* Denotes party-in-interest

FLAGSTAR 401(K) PLAN
IRS FORM 5500
ITEM 27D-SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1996

5% REPORT BY ASSET-AGGREGATE
1/1/96 THROUGH 12/31/96

b) Description of Asset                                                     h) Current Value
    (include Interest Rate                                                     of Asset on
    and Maturity in Case              c) Purchase  d) Selling   g) Cost of     Transaction   i) Net Gain
     of Loan)                            Price        Price        Asset       Date             or (Loss)
 ....................................  ...........  ..........   ..........   ..............  ..............

Dreyfus Fund Inc.
15 Sales                                           11,288,630   11,907,096   10,506,013      782,617
7 Purchases                              546,122                   546,122      546,122         0

Nations Prime Fund Primary A Shares
13 Sales                                            4,649,548    4,649,547    4,649,547         0
8 Purchases                            4,314,986                 4,314,986    4,314,986         0

Nations Cash Reserves Capital Class
13 Sales                                           21,987,200   21,987,200   21,987,200         0
20 Purchases                          20,313,857                20,313,857   20,313,857         0

Vanguard Explorer Fund
16 Sales                                            5,313,809    3,905,710    4,805,810      507,999
6 Purchases                              462,706                   462,706      462,706         0

Principal Mutual Life Insurance
9.72% due on 4/30/96
1 Sale                                              8,694,548    8,694,548    8,694,548         0
3 Purchases                              198,233                   198,233      198,233         0

Flagstar Stable Value Fund
75 Sales                                              658,526      630,666      630,666       27,860
36 Purchases                          12,993,927                12,993,927   12,993,927         0

Flagstar Moderate Blend Fund
61 Sales                                              936,522      912,892      912,892       23,630
36 Purchases                           9,547,995                 9,547,995    9,547,995         0

Flagstar Small Company Equity Fund
56 Sales                                              658,526      630,666      630,666       27,860
34 Purchases                           4,390,684                 4,390,684    4,390,684         0

                                      -15-

FLAGSTAR 401(K) PLAN
IRS FORM 5500
ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1996

5% REPORT BY ASSET-SINGLE TRANSACTIONS
1/1/96 THROUGH 12/31/96

b) Description of Asset                                                                             h) Current Value
    (include Interest Rate             Description                                                     of Asset on
    and Maturity in Case               of                      c) Purchase   d) Selling   g) Cost of   Transaction     i) Net Gain
     of Loan                           Transaction   Date           Price       Price        Asset     Date               or (Loss)
 ...................................................................................................................................
Dreyfus Fund                           Sale         6/24/96                  9,592,902    10,084,176    8,903,571         689,331
Nations Prime Fund Primary A Shares    Purchase     6/30/96     4,072,334                  4,072,334    4,072,334               -
                                       Sale         7/31/96                  4,152,827     4,152,827    4,152,827               -
Nations Cash Reserves Capital Class    Purchase     5/31/96     8,326,863                  8,326,863    8,326,863               -
                                       Purchase     6/30/96     2,736,278                  2,736,278    2,736,278               -
                                       Purchase     6/30/96     9,101,602                  9,101,602    9,101,602               -
                                       Sale         7/31/96                  9,145,943     9,145,943    9,145,943               -
                                       Sale         7/31/96                  2,781,723     2,781,723    2,781,723               -
                                       Sale         7/31/96                  8,026,174     8,026,174    8,026,174               -
Vanguard Explorer Fund                 Sale         6/21/96                  4,346,644     3,178,025    3,899,556         447,088
Principal Mutual Life Insurance        Sale         5/1/96                   8,694,548     8,694,548    8,694,548               -
GIC #86601-3
9.72% Due 4/30/96

Moderate Blend Fund                    Purchases    7/3/96      9,145,943                  9,145,943    9,145,943               -
Small Company Equity Blend Fund        Purchases    7/3/96      4,152,827                  4,152,827    4,152,827               -
Flagstar Stable Value Fund             Purchase     7/3/96     11,867,195                 11,867,195   11,867,195               -

                                      -16-

--------------------------------------------------------------------------------

                  DENNY'S 401(K) PLAN


                  Financial Statements at December 31, 1996 and 1995 and for each of the Three Years in the Period Ended December 31, 1996, Supplemental Schedules for the Year Ended December 31, 1996 and Independent Auditors' Report.

--------------------------------------------------------------------------------

DENNY'S 401(k) PLAN

TABLE OF CONTENTS

                                                                          Pages
INDEPENDENT AUDITORS' REPORT                                                1


FINANCIAL STATEMENTS:

  Statements of Net Assets Available for Benefits
    as of December 31, 1996 and 1995                                        2

  Statements of Changes in Net Assets Available for Benefits
    for the Years Ended December 31, 1996, 1995 and 1994                    3
  Notes to Financial Statements                                           4-13

SUPPLEMENTAL SCHEDULES:

  IRS Form 5500, Item 27a - Schedule of Assets Held for Investment Purposes
    as of December 31, 1996                                                14

  IRS Form 5500, Item 27d - Schedule of Reportable Transactions (Single and
    Aggregate Transactions) for the Year Ended December 31, 1996          15-16

NOTE: Schedules required under the Employee Retirement Income Security Act of 1974, other than the schedules listed above, are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT

To the Administrative Committee
Denny's 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of the Denny's 401(k) Plan (the "Plan") as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1996 and 1995, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1996 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Greenville, SC
June 6, 1997

DENNY'S 401(k) PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1996 AND 1995

                                            1996                    1995
                                        ------------            ------------
ASSETS:


Investments                             $ 70,022,567           $ 71,663,128
                                        ------------            ------------

Receivables:
     Employer's contribution                      --                188,377
     Participants' contributions             156,789                399,499
     Accrued interest                             --                 72,360
     Due from broker                              --                 42,000
                                        ------------            ------------

Total receivables                            156,789                702,236
                                        ------------            ------------


Cash and cash equivalents                         --             12,084,289
                                        ------------            ------------

TOTAL ASSETS                              70,179,356             84,449,653
                                        ------------            ------------

LESS -  ACCRUED LIABILITIES                  145,446                 54,016
                                        ------------            ------------

NET ASSETS AVAILABLE FOR BENEFITS       $ 70,033,910           $ 84,395,637
                                        ============           ============
See notes to financial statements.

DENNY'S 401(k) PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996                 1995               1994
                                        --------------      ---------------     --------------
ADDITIONS:
INVESTMENT INCOME:
Net appreciation (depreciation)
     in fair value of investments       $    2,038,290       $  (2,145,771)     $  (1,792,198)
Interest income                              2,078,221           3,960,887          4,118,730
Dividend income                                 21,196           3,353,607            591,098
                                        --------------      ---------------     --------------
     Investment income, net                  4,137,707           5,168,723          2,917,630
                                        --------------      ---------------     --------------
CONTRIBUTIONS:
Employer's                                         ---           2,588,995          2,848,715
Participants'                                5,840,702           7,073,490          7,375,619
                                        --------------      ---------------     --------------
     Total contributions                     5,840,702           9,662,485         10,224,334
                                        --------------      ---------------     --------------
TOTAL ADDITIONS                              9,978,409          14,831,208         13,141,964
                                        --------------      ---------------     --------------

DEDUCTIONS:
DISTRIBUTIONS TO PARTICIPANTS              (24,037,303)        (17,837,071)       (16,923,299)
ADMINISTRATIVE EXPENSES                       (302,833)           (425,402)          (296,728)
                                        --------------      ---------------     --------------
TOTAL DEDUCTIONS                           (24,340,136)        (18,262,473)       (17,220,027)
                                        --------------      ---------------     --------------

NET DECREASE                               (14,361,727)         (3,431,265)        (4,078,063)

NET ASSETS AVAILABLE FOR BENEFITS,
   BEGINNING OF YEAR                        84,395,637          87,826,902         91,904,965
                                        --------------      ---------------     --------------

NET ASSETS AVAILABLE FOR BENEFITS,
   END OF YEAR                           $  70,033,910       $  84,395,637      $  87,826,902
                                        ==============      ===============     ==============

See notes to financial statements.

DENNY'S 401(k) PLAN
NOTES TO FINANCIAL STATEMENTS,
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   DESCRIPTION OF PLAN
     The following description of the Denny's 401(k) Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan provisions.

     a. General - The Plan, formerly the Denny's, Inc. Profit Sharing Retirement Plan, is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974. Any United States employee of Denny's, Inc. (the "Company") and its domestic subsidiaries who has attained age 21 and who has completed twelve months of service with the Company, is eligible to participate in the Plan. The Denny's 401(k) Plan Committee and the plan administrator control and manage the operation and administration of the Plan. NationsBank served as the trustee of the Plan prior to July 1, 1996, when American Express Trust replaced NationsBank as trustee.

         Effective September 26, 1996, (the "PTF Transition Date"), Portion-Trol Foods, Inc. ("PTF") was sold to an entity outside of Denny's, Inc. Effective September 26, 1996, employees classified as PTF employees were no longer eligible to become participants in the Plan. Effective as of the PTF Transition Date and thereafter, PTF is not a Plan Sponsor or participating employer under the Plan and active employees of PTF as of the PTF Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, PTF employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the PTF Transition Date, receive distribution of the Pre-Tax Account when they separate from service with PTF, or postpone distribution of the account. Distributions related to PTF employees for the plan year ended December 31, 1996 totaled $2,272,465.

         Effective July 26, 1996, (the "MBP Transition Date"), Mother Butler Pies ("MBP") was sold to an entity outside of Denny's, Inc. Effective July 26, 1996, employees classified as MBP employees were no longer eligible to become participants in the Plan. Effective as of the MBP Transition Date and thereafter, MBP is not a Plan Sponsor or participating employer under the Plan and active employees of MBP as of the MBP Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, MBP employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the MBP Transition Date, receive distribution of the Pre-Tax Account when they separate from service with MBP, or postpone distribution of the account. Distributions related to MBP employees for the plan year ended December 31, 1996 totaled $248,941.

         Effective September 1, 1995 (the "PFC Transition Date"), Proficient Food Company and its subsidiary, DFC Trucking Company, (collectively, the "PFC Group") were sold to an entity outside of Denny's, Inc. Effective September 1, 1995, employees classified as PFC Group employees were no longer eligible to become participants in the Plan. Effective as of the PFC Transition Date and thereafter, the PFC Group is not a Plan Sponsor or participating employer under the Plan and active employees of the PFC Group as of the PFC Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, PFC Group employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the PFC Transition Date, receive distribution of the Pre-Tax Account when they separate from service with the PFC Group, or postpone distribution of the account. Distributions related to PFC employees for the plan year ended December 31, 1995 totaled $5,924,921.

     b. Contributions - Each year, participants' pre-tax contributions are limited to 15% of eligible compensation, or $9,500 in 1996, $9,240 in 1995, and $9,240 in 1994, whichever is less. The Company, at its discretion, may match employee contributions up to the first 3% of each employee's salary at the rate of $1.00 for each employee dollar contributed (net of forfeitures). These Company contributions are made to the Plan monthly and are invested to mirror the employees' elections. In 1996 the Company elected not to make contributions to the Plan.

     c. Participant Accounts - A separate account is maintained for each participant. Each participant's account is credited with the participant's contribution and allocations of (a) the Company's contributions and (b) earnings, and is charged with an allocation of administrative expenses. Allocations are based on participant account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

     d. Vesting - Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 100 percent vested after five years of credited service.

     e. Investment Options - Prior to July 1, 1996, contributions to the Plan could be invested in any combination of four funds chosen by the participants: Employee Income Fund, Employee Dreyfus Equity Fund, Employee Explorer Equity Fund, and Flagstar Companies Employee Stock Fund. Contributions were temporarily invested in short-term money market deposits and/or commercial paper until employee elections were executed. The Employee Income Fund consisted of insurance contracts that provided fixed interest rates on the Fund investments. The Dreyfus Equity Fund and Explorer Equity Fund are mutual equity funds that provided dividends and gains/losses as the market fluctuated. The Flagstar Companies Employee Stock Fund was invested in Flagstar Companies, Inc. common stock which also generated gains/losses as the market fluctuated, but in no event could more than 25% of the participating employees' contributions for any pay period be invested in the Company's common stock. Participants could change or transfer their investment options quarterly. A participating employee, however, could not transfer amounts to the Company stock fund to exceed 25% of his or her total investment in the Plan.

         As of July 1, 1996, participants may direct employee contributions in one percent increments in any of eight investment options. (a) The Flagstar Stable Value Fund is a pooled fund which invests primarily in bank, insurance and stable value investment contracts. The guaranteed investment contracts held by the Plan at the time of the change in trustee were transferred to this fund. (b) The American Express Trust Equity Index Fund II is a collective trust fund which invests primarily in common stock. (c) The Conservative Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds. (d) The Moderate Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds.
         (e) The Aggressive Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds. (f) The Small Company Equity Fund is a pooled fund which invests in mutual funds. (g) The Templeton Foreign Fund is a mutual fund which invests in companies outside of the United States.
         (h) The Flagstar Stock Fund is a pooled fund which invests in American Express money market funds and Flagstar Company common stock. The Flagstar stock held by the Plan at the time of the change in trustee was transferred to this fund. Participants may change their investment options daily.

     f. Payment of Benefits - On termination of service due to death, disability or retirement, a participant may elect to receive either a lump sum amount equal to the value of the participant's vested interest in his or her account, or annual installments over a ten year period. For termination of service due to other reasons, a participant may receive the value of the vested interest in his or her account as a lump sum distribution.

     g. Forfeited Accounts - At December 31, 1996, forfeited nonvested accounts totaled $302,575. These accounts will be used to reduce future Company contributions.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Accounting - The financial statements of the Plan are prepared under the accrual basis of accounting.

     b. Investment Valuation and Income Recognition - The Plan's investments are stated at fair value. Shares of registered mutual funds are valued at the quoted market prices which represent the net asset value of shares held by the Plan at year end. Shares of collective trust funds are valued at market prices determined in good faith by the fund manager. Investments in the pooled accounts are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by dividing the fund's net assets at fair value by its units outstanding at each valuation date. The guaranteed investment contracts and synthetic investment contracts which were held by the Plan as of December 31, 1995 and transferred to the Flagstar Stable Value Fund, are fully benefit-responsive and are valued at contract value. Contract value represents the aggregate amount of accumulated contributions and investment income, less amounts used to make benefit payments and administrative expenses. Participant notes receivable are valued at cost which approximates fair value. Purchases and sales of securities are recorded on a trade date basis. Dividends are recorded on the ex-dividend date.

     c. Administrative Expenses - Administrative expenses of the Plan are paid by the Plan and allocated to participant accounts.

     d.  Payment of Benefits - Benefits are recorded when paid.

     e. Cash and Cash Equivalents - The Plan considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents typically represent money market funds.

     f. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  PLAN UNIT VALUATION

     Effective July 1, 1996, the Plan became a participant in a pooled investment trust agreement with American Express Trust Company together with the Flagstar 401(k) Plan. The assets of the following investment options are held in the pooled investment trust: Flagstar Stable Value Fund, Conservative Blend Fund, Moderate Blend Fund, Small Company Equity Fund, Flagstar Stock Fund and the Aggressive Blend Fund. Individual participant accounts are maintained on a unit value basis. In accordance with the provisions of the Plan, the trustee maintains separate units of participation in the Plan and related net asset value per unit for each investment fund covered by the Plan. The number of units and related net asset value per unit as of December 31, 1996 for each investment fund are as follows:

                                      Flagstar   Conservative    Moderate       Small      Flagstar    Aggressive
                                    Stable Value     Blend         Blend       Company       Stock        Blend
                                        Fund         Fund          Fund     Equity Fund      Fund         Fund
                                  -------------- ------------- ----------- ------------ ----------- -------------
American Express Trust Money
   Market Fund I                  $   2,731,564  $       ---  $       ---  $       ---  $    62,988  $       ---
American Express Trust
   Income Fund I                     11,539,479          ---          ---          ---          ---          ---
American Express Emerging
   Growth Fund II                           ---       16,798    1,468,237    4,863,402          ---      357,115
American Express Trust Equity
   Index Fund II                            ---      136,652    2,849,476          ---          ---      277,226
IDS New Dimensions Fund                     ---          ---      956,376          ---          ---      279,139
Lazard Small Capital Fund                   ---       17,656    1,469,171    4,866,335          ---      357,340
Neuberger & Berman Focus Trust Fund         ---          ---      965,745          ---          ---      281,873
Templeton Foreign Fund                      ---      105,996    3,920,033          ---          ---      715,087
Flagstar Stable Value Fund                  ---      421,246    7,767,590          ---          ---      566,785
Guaranteed Investment Contracts      71,131,343          ---          ---          ---          ---          ---
Flagstar Stock Fund                         ---          ---          ---          ---    1,026,547          ---
                                  -------------- ------------ ----------- ------------ ----------- -------------
Total Market Value                 $ 85,402,386  $  698,348  $ 19,396,628 $  9,729,737  $ 1,089,535  $ 2,834,565
                                  ============== ============ =========== ============  ===========  ============

Units Outstanding, December 31, 1996  4,903,908       24,717      971,445      532,491      243,574     187,912

Net Asset Value Per Unit at:
December 31, 1996                       $10.2        $10.5        $10.6        $10.7         $3.1        $10.8
September 30, 1996                       10.1         10.1         10.2         10.4          6.4         10.3
July 1, 1996 (Initial Investment)        10.0         10.0         10.0         10.0         10.0         10.0


4.   RELATED PARTY TRANSACTIONS
     Certain plan investments held during the plan year and at plan year end are shares of collective trust funds managed by American Express Trust Company ("American Express") or NationsBank. American Express and NationsBank each served as trustee during the plan year as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express and NationsBank by the Plan amounted to approximately $38,000 and $128,000, respectively, for the year ended December 31, 1996. Fees paid to NationsBank amounted to approximately $111,000 and $55,000 for the years ended December 31, 1995 and 1994, respectively.

5.   TERMINATION

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

6.   NET APPRECIATION (DEPRECIATION) IN FAIR VALUE OF INVESTMENTS

     The net appreciation (depreciation) including investments bought, sold, and held, by type of security, during the years ended December 31, 1996, 1995, and 1994 is summarized as follows:

                                                1996                1995               1994
                                             -------------    ----------------   -----------------
     Flagstar Companies, Inc. Common Stock   $      29,778     $       696,047    $      (878,768)
     Vanguard Explorer Equity Fund                 514,246          (1,808,666)          (189,114)
     Dreyfus Equity Fund                           659,440          (1,033,152)          (724,316)
     Flagstar Stable Value Fund                  1,170,405                  --                 --
     Aggressive Blend Fund                         110,768                  --                 --
     Moderate Blend Fund                           548,871                  --                 --
     Conservative Blend Fund                         9,283                  --                 --
     Flagstar Stock Fund                        (1,432,527)                 --                 --
     Small Company Equity Fund                     360,114                  --                 --
     Templeton Foreign Fund                          9,197                  --                 --
     American Express Trust Equity Index Fund II    58,715                  --                 --
                                             -----------------------------------------------------
                                             $   2,038,290      $   (2,145,771)    $   (1,792,198)
                                             =============      ===============    ===============


7.  TAX STATUS

     The Plan obtained its latest determination letter on December 21, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

8.  INVESTMENTS
    The following tables represent Plan investments as of December 31, 1996 and 1995:

                                               1996
                                               Fair
        Description                           Value     (2)

Pooled Funds:
Flagstar Stable Value Fund               $  49,952,140  (1)
Aggressive Blend Fund                        2,031,332
Moderate Blend Fund                         10,309,956  (1)
Conservative Blend Fund                        260,069
Small Company Equity Blend Fund              5,705,700  (1)
Flagstar Stock Fund                            758,734
                                         -------------
Total                                       69,017,931
                                         -------------

Collective Trust Funds:
American Express Trust Equity
Index Fund II                                  742,129
                                         -------------
Mutual Funds:
Templeton Foreign Fund                         262,507
                                         -------------

TOTAL INVESTMENTS                        $  70,022,567
                                         =============
(1) Represents plan investments which exceeded 5% of net assets available for benefits as of December 31, 1996.
(2)  Fair value equals carrying value.

                                               1995               1995
             Description                  Carrying Value       Fair Value

Flagstar Companies, Inc. Common Stock     $    1,616,425      $    1,616,425
                                          --------------      --------------

Mutual Funds:
     Dreyfus Equity Fund                       9,268,923*          9,268,923*
     Vanguard Explorer Equity Fund             5,198,210*          5,198,210*
                                          --------------     ---------------
     Total                                    14,467,133          14,467,133
                                          --------------     ---------------

Interest Fund:
     Insurance Contracts:
         John Hancock Mutual Life Ins. Co.
              4.87% due 12/31/96               6,241,397*          6,087,409*
         Allstate Life Ins. Co.
              6.95% due 1/2/97                 4,159,940           4,219,514
         John Hancock Mutual Life Ins. Co.
              5.35% due 12/31/97               8,582,813*          8,585,193*
         Mutual Benefit Life
              11.25% due 12/31/94              1,865,809           1,865,809
         Metropolitan Life Ins. Co.
              6.77% due 1/1/00                 9,119,781*          9,694,921
         SunAmerica Life Insurance
              6.34% due 10/2/00                3,951,688           4,052,293
                                          --------------       -------------
                  Total                       33,921,428          34,505,139
                                          --------------       -------------
     Synthetic Insurance Contracts:
         Amber Synthetic
              5.50%
              US Govt. and Agency Issuances   13,371,493          13,371,493
              Asset Backed Securities          4,245,732           4,245,732
              Corporate Bonds                  1,200,400           1,200,400
              Cash and Cash Equivalents        2,737,436           2,737,436
              Wrapper Contract                   103,081             249,632
                                          --------------      --------------
                  Total                       21,658,142*         21,804,693
                                          --------------      --------------
     TOTAL INVESTMENTS                    $   71,663,128      $   72,393,390
                                          ==============      ==============

     * Represents plan investments which exceeded 5% of net assets available for benefits as of December 31, 1995.

9.   FUND INFORMATION

     Participant contributions, employer contributions, distributions to participants and investment income/dividends by fund are as follow for the years ended December 31, 1996, 1995, and 1994.

                                                           1996                  1995                  1994
     PARTICIPANT CONTRIBUTIONS:
     Flagstar Stable Value Fund                    $    1,313,859        $           --         $          --
     Aggressive Blend Fund                                 70,616                    --                    --
     Moderate Blend Fund                                  606,224                    --                    --
     Conservative Blend Fund                                9,584                    --                    --
     Flagstar Stock Fund                                  322,911                    --                    --
     Small Company Equity Fund                            375,875                    --                    --
     Templeton Foreign Fund                                 7,120                    --                    --
     American Express Trust Equity Index II                23,979                    --                    --
     Interest Fund                                      1,641,457             3,916,630             4,219,749
     Dreyfus Equity Fund                                  655,850             1,398,303             1,408,380
     Vanguard Explorer Fund                               419,831               849,906               795,678
     Flagstar Companies, Inc. Common Stock                393,396               908,651               951,812
                                                   --------------        --------------         -------------
     Total                                         $    5,840,702        $    7,073,490         $   7,375,619
                                                   ==============        ==============         =============

     EMPLOYER CONTRIBUTIONS:
     Interest Fund                                 $           --        $    1,474,583         $   1,728,563
     Dreyfus Equity Fund                                       --               498,950               495,829
     Vanguard Explorer Fund                                    --               291,872               260,323
     Flagstar Companies, Inc. Common Stock                     --               323,590               364,000
                                                   --------------        --------------         -------------
     Total                                         $           --        $   2,588,995          $   2,848,715
                                                   ==============        ==============         =============

     DISTRIBUTIONS TO PARTICIPANTS:
     Flagstar Stable Value Fund                     $   5,749,424        $           --         $          --
     Aggressive Blend Fund                                 40,262                    --                    --
     Moderate Blend Fund                                  884,465                    --                    --
     Conservative Blend Fund                               47,535                    --                    --
     Flagstar Stock Fund                                  125,701                    --                    --
     Small Company Equity Fund                            507,830                    --                    --
     Templeton Foreign Fund                                23,558                    --                    --
     American Express Trust Equity Index II                52,966                    --                    --
     Interest Fund                                      2,929,498            14,124,263            13,618,549
     Dreyfus Equity Fund                                1,990,906             1,996,036             1,650,613
     Vanguard Explorer Fund                             1,260,088             1,148,212               905,970
     Flagstar Companies, Inc. Common Stock                425,070               568,560               748,167
                                                   --------------        --------------         -------------
     Total                                         $   14,037,303         $  17,837,071         $  16,923,299
                                                   ==============        ==============         =============

     INVESTMENT INCOME/DIVIDENDS:
     Flagstar Stable Value Fund                    $      234,326         $          --         $          --
     Moderate Blend Fund                                   22,174                    --                    --
     Flagstar Stock Fund                                    6,736                    --                    --
     Small Company Equity Fund                              3,800                    --                    --
     Templeton Foreign Fund                                 6,172                    --                    --
     Interest Fund                                      1,077,948             3,956,720             4,125,760
     Dreyfus Equity Fund                                  424,642             2,923,676               367,043
     Vanguard Explorer Fund                               322,095               429,931               213,593
     Flagstar Companies, Inc. Common Stock                  1,524                 4,167                 3,432
                                                   --------------        --------------         -------------
     Total                                         $    2,099,417         $   7,314,494         $   4,709,828
                                                   ==============         =============         =============

10. SUBSEQUENT EVENT
     FCI FINANCIAL RESTRUCTURING (UNAUDITED) -- On March 17, 1997, Flagstar Companies, Inc. ("FCI"), parent company of the plan sponsor, reached an agreement in principle on the terms of a financial restructuring plan with an ad hoc committee representing holders of both its 11.375% Senior Subordinated Debentures due 2003 and 11.25% Senior Subordinated Debentures due 2004. In conjunction with such plan, FCI has decided to pursue a restructuring of its debt and preferred stock through "prepackaged" bankruptcy filings to be made under Chapter 11 of the Bankruptcy Code by FCI and its wholly-owned subsidiary, Flagstar Corporation ("Flagstar"), FCI's operating subsidiaries would not be a party to any such filings under the Bankruptcy Code.

     In addition, on March 6, 1997, FCI's Credit Agreement was amended to provide for less restrictive financial covenants for measurement periods ending on April 2, 1997 and July 2, 1997, as well as to provide FCI flexibility to forego scheduled interest payments due in March, May and June 1997 under the 10 3/4% Senior Notes, the 10 7/8% Senior Notes, the
     11 3/8% Senior Subordinated Debentures, the 11.25% Senior Subordinated Debentures, and the 10% Junior Subordinated Debentures without triggering a default under the agreement, unless any such debt is declared to be due and payable as a result of the failure to pay any such interest.

     On March 17, 1997, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of its 11 3/8% Senior Subordinated Debentures. In addition, on May 1, 1997, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of its 11.25% Senior Subordinated Debentures and its 10% Convertible Junior Subordinated Debentures, respectively. As a result of these nonpayments, and as a result of a continuation of such nonpayments for 30 days following their respective due dates, Flagstar is in default under the indentures governing such debentures, and the holders of 25% of such debentures or the trustees therefor may declare such debt to be due and payable. If such debt is declared to be due and payable this will create an event of default relative to the 10 3/4 % Senior Notes due 2001 and the 10 7/8% Senior Notes due 2002, entitling 30% of the holders of such indebtedness or the trustee therefor to declare such indebtedness also to be due and payable.

     FLAGSTAR STOCK FUND -- On March 18, 1997, the Flagstar Retirement Committee directed the Flagstar Retirement and Savings Department to immediately discontinue investments in The Flagstar Stock Fund. They additionally directed that when sufficient time had passed to allow the public to understand the restructuring plan, the Flagstar stock should be liquidated. In March and April of 1997, all Flagstar stock held by the Plan was liquidated. Participants could elect to keep their proceeds in the Flagstar Stock Fund which now invests in money market funds or transfer the proceeds into another investment option.

DENNY'S 401(K) PLAN

IRS FORM 5500, ITEM 27a - SCHEDULE OF ASSETS HELD FOR
INVESTMENT PURPOSES AS OF DECEMBER 31, 1996

                                    Shares, Units                           Current
       Description                  or Par Value           Cost             Value

Pooled Funds:
Flagstar Stable Value Fund             4,903,908       $ 49,043,199       $ 49,952,140
Aggressive Blend Fund                    187,912          1,922,209          2,031,332
Moderate Blend Fund                      971,446          9,747,494         10,309,956
Conservative Blend Fund                   24,717            251,217            260,069
Small Company Equity Blend Fund          532,584          5,338,953          5,705,700
*Flagstar Stock Fund                     243,574          2,128,363            758,734
                                                      -------------     --------------
Total                                                    68,431,435         69,017,931
                                                      -------------     --------------

Collective Trust Funds:
*American Express Trust Equity
Index Fund II                             38,048            690,400            742,129
                                                      -------------     --------------

Mutual Funds:
Templeton Foreign Fund                    25,338            253,633            262,507
                                                      -------------     --------------

TOTAL INVESTMENTS                                      $ 69,375,468       $ 70,022,567
                                                      =============     ==============

* Denotes party-in-interest

DENNY'S 401(k) PLAN

IRS FORM 5500
ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1996

5% REPORT BY ASSET-AGGREGATE
1/1/96 THROUGH 12/31/96

b) Description of Asset                                                        h) Current Value
    (include Interest Rate                                                        of Asset on
    and Maturity in Case                 c) Purchase    d) Selling   g) Cost of   Transaction     i) Net Gain
     of Loan)                               Price          Price        Asset     Date               or (Loss)
 .......................................  ...........   ...........   ..........  ..............  ............
Dreyfus Fund Inc.
10 Sales                                               10,797,953   11,560,816   10,138,514      659,439
8 Purchases                                  891,041                   891,041      891,041         0

Nations Cash Reserves Capital Class
35 Sales                                               27,176,804   27,176,804   27,176,804         0
14 Purchases                              15,462,515                15,462,515   15,462,515         0

Nations Treasury Reserves Capital Class
11 Sales                                                8,365,781    8,365,781    8,365,781         0
1 Purchases                                8,365,781                 8,365,781    8,365,781         0

Vanguard Explorer Fund
8 Sales                                                 6,404,362    5,084,382    5,890,116      514,246
6 Purchases                                  723,475                   723,475      723,475         0

Flagstar Stable Value Fund
83 Sales                                                8,729,098    8,647,769    8,647,769       81,329
21 Purchases                               2,621,252                 2,621,252    2,621,252         0

Flagstar Moderate Blend Fund
53 Sales                                                  927,123      906,081      906,081       21,042
50 Purchases                              10,582,521                10,582,521   10,582,521         0

Flagstar Small Company Equity Fund
53 Sales                                                  703,798      682,176      682,176       21,622
45 Purchases                               6,021,129                 6,021,129    6,021,129         0


DENNY'S 401(k) PLAN

IRS FORM 5500
ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1996

5% REPORT BY ASSET-SINGLE TRANSACTIONS
1/1/96 THROUGH 12/31/96
b) Description of Asset                                                                                 h) Current Value
    (include Interest Rate                 Description                                                     of Asset on
    and Maturity in Case                   of                     c) Purchase  d) Selling  g) Cost of    Transaction    i) Net Gain
     of Loan                               Transaction   Date        Price        Price        Asset       Date           or (Loss)
 .......................................................................................................................  ..........

Dreyfus Fund                               Sale          6/27/96                6,180,633   6,577,959      5,774,963       405,670
Nations Cash Reserves Capital Class        Sale          1/31/96                8,857,848   8,857,848      8,857,848          -
                                           Purchase      6/30/96   5,503,492                5,503,492      5,503,492          -
                                           Purchase      6/30/96   9,291,792                9,291,792      9,291,792          -
                                           Sale          7/31/96                9,297,512   9,297,512      9,297,512          -
                                           Sale          7/31/96                5,511,691   5,511,691      5,511,691          -
Nations Treasury Reserves Capital Class    Purchase       1/2/96   8,365,781                8,365,781      8,365,781          -
Vanguard Explorer Fund                     Sale          6/27/96                5,382,035   4,256,695      4,922,257       459,778
Moderate Blend Fund                        Purchase       7/3/96   9,297,512                9,297,512      9,297,512          -
Small Company Equity Blend Fund            Purchase       7/3/96   5,511,691                5,511,691      5,511,691          -