Form 10-Q
period 1997-07-02
FLAGSTAR COMPANIES INC
filed 1997-08-18
CIK 852772

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
         July 2, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________

Commission file number            0-18051


                            FLAGSTAR COMPANIES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

Delaware                                               13-3487402
-------------------------                  -------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                              203 East Main Street
                     Spartanburg, South Carolina 29319-9966
--------------------------------------------------------------------------------

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 597-8000
--------------------------------------------------------------------------------

              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------

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

Yes   [X]                           No   [ ]

As of August 1, 1997, 42,434,668 shares of the registrant's Common Stock, par value $.50 per share, were outstanding.

                                                                       Form 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Flagstar Companies, Inc.
(Debtor-in-Possession)
Statements of Consolidated Operations
(Unaudited)

                                                         Quarter Ended                     Two Quarters Ended
                                                     July 2,          June 30,          July 2,          June 30,
                                                      1997              1996             1997              1996
                                                 --------------    --------------   --------------    ---------
(In thousands except per share amounts)

Operating revenue                                  $    659,428     $    626,570       $ 1,335,203       $ 1,176,995
                                                   ------------     ------------       -----------       -----------

Operating expenses:
       Product cost                                     192,261          192,520           389,953           359,438
       Payroll and benefits                             243,446          235,605           500,233           450,136
       Depreciation and amortization expense             33,546           30,006            68,231            59,052
       Utilities expense                                 26,508           24,329            53,988            47,083
       Other                                            117,505          100,750           253,610           190,440
                                                  -------------    -------------     -------------     -------------
                                                        613,266          583,210         1,266,015         1,106,149
                                                  -------------    -------------      ------------      ------------
Operating income                                         46,162           43,360            69,188            70,846
Other charges:
       Interest and debt expense - net                   67,931           62,546           136,520           120,258
       Other - net                                        2,195              163             3,728               136
                                                 -------------- ----------------   ---------------  ----------------
Loss before reorganization expenses and taxes           (23,964)         (19,349)          (71,060)          (49,548)
Reorganization expenses                                   7,929               ---           11,936               ---
                                                 --------------------------------   --------------------------------
Loss before taxes                                       (31,893)         (19,349)          (82,996)          (49,548)
Provision for (benefit from) income taxes                   378           (1,914)            1,002            (4,804)
                                                 --------------  ---------------   ---------------   ---------------
Net loss                                                (32,271)         (17,435)          (83,998)          (44,744)
Dividends on preferred stock                             (3,544)          (3,544)           (7,088)           (7,088)
                                                 --------------  ---------------   ---------------   ---------------
Net loss applicable to common shareholders        $     (35,815)   $     (20,979)    $     (91,086)    $     (51,832)
                                                  =============  ===============   ===============   ===============
Loss per share applicable to common shareholders  $        (.84)   $        (.49)    $       (2.15)    $       (1.22)
                                                  =============  ===============   ===============   ===============
Average outstanding and equivalent common shares         42,434           42,434            42,434            42,434
                                                  =============  ===============   ===============   ===============

                             See accompanying notes

                                                                       Form 10-Q

Flagstar Companies, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(Unaudited)


                                                                  July 2,          December 31,
                                                                   1997                1996
(In thousands)                                                 -------------    ---------------

Assets
Current assets:
    Cash and cash equivalents                                   $     57,333     $     92,369
    Receivables, less allowance for doubtful accounts of:
        1997 - $3,356; 1996 - $2,405                                  10,943           17,812
    Loan receivable from former officer                                  ---           13,922
    Merchandise and supply inventories                                31,127           31,543
    Net assets held for sale                                             ---            5,114
    Other                                                             32,839           29,895
                                                                ------------    -------------
                                                                     132,242          190,655
                                                                ------------     ------------
Property:
    Property owned (at cost):
        Land                                                         252,112          253,067
        Buildings and improvements                                   893,063          891,512
        Other property and equipment                                 541,695          536,886
                                                                ------------     ------------
    Total property owned                                           1,686,870        1,681,465
    Less accumulated depreciation                                    673,384          629,676
                                                                ------------     ------------
    Property owned - net                                           1,013,486        1,051,789
                                                                ------------      -----------
    Buildings and improvements, vehicles, and other
        equipment held under capital leases                          223,382          210,533
    Less accumulated amortization                                    104,719           93,740
                                                                ------------    -------------
    Property held under capital leases - net                         118,663          116,793
                                                                ------------     ------------
                                                                   1,132,149        1,168,582
                                                                ------------      -----------

Other assets:
    Goodwill, net of accumulated amortization of: 1997 - $5,510
        1996 - $3,077                                                210,469          205,389
    Other intangible assets - net                                     28,105           27,595
    Deferred financing costs - net                                    60,467           64,153
    Other                                                             34,413           30,996
                                                               -------------    -------------
                                                                     333,454          328,133
                                                                ------------    -------------
Total assets                                                      $1,597,845       $1,687,370
                                                                  ==========      ===========

                             See accompanying notes

                                                                       Form 10-Q

Flagstar Companies, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(Unaudited)



                                                              July 2,                       December 31,
                                                               1997                             1996
(In thousands)                                            -------------                  ---------------


Liabilities
Liabilities not subject to compromise:
    Current liabilities:
       Current maturities of long-term debt                $      76,647                  $     62,890
       Accounts payable                                          113,843                       160,444
       Accrued payroll and related                                63,120                        58,838
       Accrued insurance                                          50,608                        52,244
       Accrued taxes                                              26,042                        25,060
       Accrued interest                                           16,495                        47,676
       Other                                                      80,568                        76,123
                                                           -------------                 -------------
                                                                 427,323                       483,275
                                                           -------------                  ------------
    Long-term liabilities:
       Debt, less current maturities                             664,696                     2,179,393
       Deferred income taxes                                      15,796                        16,361
       Liability for self-insured claims                          60,365                        57,665
       Other non-current liabilities and deferred credits        161,298                       178,203
                                                            ------------                  ------------
                                                                 902,155                     2,431,622
                                                            ------------                   -----------
Total liabilities not subject to compromise                    1,329,478                     2,914,897
Liabilities subject to compromise                              1,579,892                           ---
                                                             -----------                   -----------
    Total liabilities                                          2,909,370                     2,914,897
                                                             -----------                   -----------
Shareholders' deficit                                         (1,311,525)                   (1,227,527)
                                                             -----------                   -----------
Total liabilities and shareholders' deficit                   $1,597,845                    $1,687,370
                                                              ==========                    ==========

                             See accompanying notes

                                                                       Form 10-Q

Flagstar Companies, Inc.
(Debtor-in-Possession)
Statements of Consolidated Cash Flows
(Unaudited)



                                                                     Two Quarters Ended
                                                             July 2, 1997       June 30, 1996
                                                             ------------       -------------
(In thousands)

Cash flows from operating activities:
Net loss                                                    $    (83,998)      $    (44,744)
Adjustments to reconcile net loss to cash flows from
    operating activities:
    Depreciation and amortization of property                     62,733             55,790
    Amortization of other intangible assets                        5,498              3,262
    Amortization of deferred financing costs                       5,301              3,804
    Amortization of deferred gains                                (8,192)            (4,454)
    Deferred income tax benefit                                     (500)              (193)
    Gains on sales of company-owned restaurants                     (641)            (6,629)
    Other                                                          3,119              2,667
Decrease (increase) in assets:
    Receivables                                                   (2,640)             9,911
    Inventories                                                    1,606                600
    Other current assets                                          10,126                 20
    Other assets                                                  (6,964)            (7,504)
Increase (decrease) in liabilities:
    Accounts payable                                             (46,597)           (29,569)
    Accrued payroll and related                                    6,811              8,863
    Accrued taxes                                                    963             (7,758)
    Other accrued liabilities                                     56,449             (6,892)
    Other non-current liabilities and deferred credits            (1,277)            (1,236)
                                                           --------------      ------------
Net cash flows provided by (used in) operating activities          1,797            (24,062)
                                                           -------------       ------------

Cash flows from investing activities:
    Purchase of property                                         (24,796)            (9,658)
    Proceeds from disposition of property                          7,975              7,367
    Acquisition of business, net of cash acquired                    ---           (127,961)
    Other - net                                                     (141)               (50)
                                                           -------------       ------------
Net cash flows used in investing activities                      (16,962)          (130,302)
                                                            ------------       ------------

                             See accompanying notes

                                                                       Form 10-Q

Flagstar Companies, Inc.
(Debtor-in-Possession)
Statements of Consolidated Cash Flows
(Unaudited)


                                                                      Two Quarters Ended
                                                            July 2, 1997        June 30, 1996
                                                            ------------        -------------
(In thousands)

Cash flows from financing activities:
    Net borrowings under credit agreement                   $      17,000       $      57,400
    Long-term debt payments                                       (35,338)            (20,469)
    Deferred financing costs                                       (1,533)             (4,252)
    Cash dividends on preferred stock                                ---               (7,088)
                                                            -------------      --------------
Net cash flows (used in) provided by financing activities         (19,871)             25,591
                                                            -------------       -------------

Decrease in cash and cash equivalents                             (35,036)           (128,773)
Cash and cash equivalents at:
    Beginning of period                                            92,369             196,966
                                                            -------------       -------------
    End of period                                           $      57,333       $      68,193
                                                            =============       =============


                             See accompanying notes

                                                                       Form 10-Q

FLAGSTAR COMPANIES, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 1997
(UNAUDITED)

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

The consolidated financial statements of FCI and its subsidiaries for the quarter and two quarters ended July 2, 1997 and June 30, 1996 are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 1996 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Flagstar Companies, Inc. 1996 Annual Report on Form 10-K (the "FCI 10-K"). The results of operations for the quarter and two quarters ended July 2, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Flagstar Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Flagstar, filed on June 27, 1997, and FCI and Flagstar each filed on July 11, 1997, their respective petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina, Case Nos. 97-05431-B, 97-05795-B, and 97-05796-B, respectively, with such cases to be jointly administered by the Bankruptcy Court under Case No. 97-5431-B. The Company's operating subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), are not a party to and are unaffected by these Chapter 11 proceedings (See Note 2). The financial statements of the Company have been prepared on a going concern basis, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The Company's financial statements as of July 2, 1997 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all prepetition liabilities of Flagstar, FCI and Holdings (collectively referred to as the "Debtors") that are subject to compromise under the Plan (as defined in Note 2) are segregated in the Company's consolidated balance sheets as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims by the Court rather than estimates of the amounts for which those allowed claims may be settled as a result of any plan of reorganization approved by the Court. As of the effective date of the Plan, the Company will adopt "fresh start" reporting pursuant to the guidance provided by SOP 90-7. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is to be reported as "reorganization value in excess of amounts allocable to identifiable assets". The Company intends to amortize such amount over a five year amortization period. As a result of adopting "fresh start" reporting upon emerging from Chapter 11 status, the Company's financial statements will not be comparable with those prepared before the Plan is confirmed, including the historical financial statements included in this quarterly report.

Prior year's comparative balances have not been reclassified to conform with the current year's balances stated under SOP 90-7. The most significant difference between the current year and the prior year's presentations is the reclassification of substantially all of the outstanding debt of the Debtors to "liabilities subject to compromise". See Note 3 for a detailed description of liabilities

                                                                       Form 10-Q

subject to compromise at July 2, 1997.

The consolidated financial statements include the accounts of the operating subsidiaries of the Company which are not a party to the previously described Chapter 11 proceedings. The following condensed financial statements of the Debtors have been prepared using the equity method of accounting for reporting the results of all wholly-owned subsidiaries of FCI that are not a party to such Chapter 11 proceedings.

Flagstar Companies, Inc., Flagstar Corporation and Flagstar Holdings, Inc. (Debtors-in-Possession)
Condensed Statements of Operations
(Unaudited)

                                                  Quarter Ended        Two Quarters Ended
                                                  July 2, 1997           July 2, 1997
                                               -----------------        ----------------
(In thousands)

Operating revenue                                $           ---          $          ---
Operating expenses                                         3,552                  13,050
                                               -----------------        ----------------
Operating loss                                            (3,552)                (13,050)
Equity in earnings of subsidiaries                        21,991                  26,868
Other charges:
    Interest                                              42,742                  85,835
    Other                                                     38                      45
                                               -----------------        ----------------
Loss before reorganization expenses and taxes            (24,341)                (72,062)
Reorganization expenses                                    7,930                  11,936
                                               -----------------        ----------------
Net loss                                         $       (32,271)          $     (83,998)
                                               =================        ================

                                                                       Form 10-Q

Flagstar Companies, Inc., Flagstar Corporation and Flagstar Holdings, Inc. (Debtors-in-Possession)
Condensed Balance Sheet
(Unaudited)

                                                       July 2, 1997
(In thousands)

Assets
Current assets                                      $        2,666
Investment in operating subsidiaries, net                  (27,748)
Property owned, net                                          2,966
Property held under capital leases, net                      2,522
Other assets:
    Deferred financing costs                                18,853
    Receivable from operating subsidiaries                 334,293
    Other                                                   22,294
                                                    --------------
Total assets                                        $      355,846
                                                    ==============
Liabilities
Liabilities not subject to compromise
    Current liabilities                             $       27,742
                                                    --------------
    Long-term liabilities:
       Debt, less current maturities                         1,403
       Other non-current liabilities                        58,334
                                                    --------------
                                                            59,737
                                                    --------------
Total liabilities not subject to compromise                 87,479
Liabilities subject to compromise                        1,579,892
                                                    --------------
Total liabilities                                        1,667,371
                                                    --------------
Shareholders' deficit                                   (1,311,525)
                                                    --------------
Total liabilities and shareholders' deficit         $      355,846
                                                    ==============

                                                                       Form 10-Q

Note 2.       Bankruptcy Filings and Proceedings

FCI, Flagstar, and Holdings have all filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997 (the "Petition Date"). The subsidiaries that operate the businesses of Flagstar have not filed bankruptcy petitions and are not a party to and are unaffected by the above mentioned Chapter 11 proceedings. The Debtors are currently operating their businesses as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code and subject to the jurisdiction of the Bankruptcy Court.

FCI and Flagstar filed their Chapter 11 cases to implement their joint prepackaged plan of reorganization (the "Plan" or the "Prepackaged Plan"). The Bankruptcy Court has scheduled a confirmation hearing with respect to the Plan on October 7, 1997. The Plan was developed in the course of negotiations with an Ad Hoc Committee of holders of Flagstar's 11.25% Senior Subordinated Debentures due 2004 (the "11.25% Debentures") and 11 3/8% Senior Subordinated Debentures due 2003 (the "11 3/8% Debentures", and together with the 11.25% Debentures, the "Senior Subordinated Debentures") and with the support of FCI's majority shareholder. On March 24, 1997, FCI filed a Registration Statement on Form S-4 (No. 333-23875) (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") for the purpose of soliciting prepetition acceptances of the Plan from holders of claims against or interests in FCI and Flagstar's estates whose legal rights will be impaired by the Plan. On June 5, 1997, the Registration Statement was declared effective by the SEC and FCI and Flagstar commenced their solicitation of votes on the Plan. On July 7, 1997, FCI and Flagstar completed their solicitation of votes on the Plan. The classes of holders of Flagstar's 10 7/8% Senior Notes due 2002 and 10 3/4% Senior Notes due 2001 (together, the "Old Senior Notes") and the classes of holders of the Senior Subordinated Debentures (which together represent approximately $1.5 billion in claims), as well as the classes of FCI's currently outstanding preferred stock (the "Old FCI Preferred Stock") and common stock (the "Old FCI Common Stock"), voted to accept the Prepackaged Plan by the requisite majorities required by the Bankruptcy Code. The only impaired class that voted to reject the Prepackaged Plan was the class of holders of Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "Junior Subordinated Debentures").

The Plan proposes to modify the rights of certain creditors of FCI and Flagstar in the following manner: (a) FCI and Flagstar will merge into one holding company ("Reorganized Flagstar"), (b) general unsecured claims will be unimpaired, (c) each holder of Old Senior Notes will receive such holder's pro rata portion of 100% of 11 1/4% Senior Notes due 2007 of Reorganized Flagstar in exchange for 100% of the principal amount of Old Senior Notes and accrued interest (subject to the right of Reorganized Flagstar to pay accrued interest in cash), (d) each holder of Senior Subordinated Debentures will receive such holder's pro rata portion of $0.01 par value common stock of Reorganized Flagstar (the "New Common Stock") equivalent to 95.5% of the New Common Stock to be outstanding upon the effective date of the Plan (the "Effective Date"), plus the remaining 4.5% of the New Common Stock and certain warrants to be outstanding on the Effective Date that otherwise would have gone to holders of the Junior Subordinated Debentures, the Old FCI Preferred Stock, and the Old FCI Common Stock, had the class of Junior Subordinated Debentures accepted the Plan. Because the class of Junior Subordinated Debentures voted to reject the Plan, that class is not entitled to a recovery under the Plan. See Note 3 for information regarding such claims. Notwithstanding the terms of the Plan, holders of the Senior Subordinated Debentures have agreed to make distributions to holders of the Old FCI Preferred Stock and Old FCI Common Stock because the classes of Old FCI Preferred Stock and Old FCI Common Stock each voted to accept the Plan. Specifically, the holders of the Senior Subordinated Debentures have agreed to transfer (x) 1.25% of the New Common Stock to be outstanding on the Effective Date to the holders of Old FCI Preferred Stock and (y) warrants to purchase New Common Stock representing 7% of the New Common Stock on a fully-diluted basis to the holders of Old FCI Common Stock.

The Plan's classification of the Junior Subordinated Debentures as subordinate to the Senior Subordinated Debentures has been challenged by holders of the Junior Subordinated Debentures and is now the subject of litigation before the Bankruptcy Court. On July 15, 1997, the Debtors and the Ad Hoc Committee of holders of Senior Subordinated Debentures filed a motion with the Bankruptcy Court (the "Classification Motion") seeking the entry of an order confirming the classifications in the Plan and enforcing the subordination provisions of the Junior Subordinated Debentures as provided in the Indenture dated November 1, 1989 and Supplemental Indenture dated as of August 7, 1992 between Flagstar and the United States Trust Company of New York. On July 24, 1997, the United States Trustee appointed an Official Committee of Convertible Junior Debentureholders (the "Official Junior Committee"). The Official Junior Committee has indicated that it will oppose the Classification Motion. A hearing on the Classification Motion is scheduled to commence on September 30, 1997. Inasmuch as the supplemental indenture was duly executed and delivered by Flagstar and the trustee for the Junior Subordinated Debentures pursuant to the requirements under the indenture therefor, the Company believes such assertion is completely without merit and that such supplemental indenture was validly effected. If, however, the Bankruptcy Court were to determine, as asserted by holders of the Junior Subordinated Debentures, that the Junior Subordinated Debentures are pari passu with the Old Senior Notes and Senior Subordinated Debentures, it may be unable or unwilling to confirm

                                                                       Form 10-Q

the Plan. If the Plan were not to be confirmed, it is unclear whether a reorganization could be implemented and what holders of Claims and Interests would ultimately receive with respect to their Claims and Interests. If an alternative reorganization could not be agreed to, it is possible that the Company and Flagstar would have to liquidate their assets, in which case it is likely that Holders of Claims and Interests would receive less than they would have received pursuant to the Plan.

On June 17, 1997, prior to the filing of Holdings, FCI and Flagstar's voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, GEM Convertible Securities Partners, L.P., Georgica Partners, Oak Tree Partners, L.P., and Maurice A. Halperin, alleged holders of the Junior Subordinated Debentures, filed an involuntary petition under Chapter 11 of the Bankruptcy Code against Flagstar. On June 18, 1997, Flagstar filed an emergency motion seeking to suspend the involuntary petition for 30 days to permit Flagstar to conclude its prepetition solicitation of votes on the Plan and to extend the deadline to answer the involuntary petition (the "Emergency Motion"). A hearing was held to consider the Emergency Motion on June 23, 1997. At the hearing, representatives of Flagstar, representatives of certain holders of the Old Senior Notes, representatives of certain holders of the Senior Subordinated Debentures, and representatives of certain holders of the Junior Subordinated Debentures engaged in negotiations and reached a settlement the terms of which included the dismissal of the involuntary petition. On June 30, 1997, the parties filed a joint motion to withdraw the involuntary petition and to dismiss the Chapter 11 case against Flagstar. On July 9, 1997, the Bankruptcy Court entered an order approving the withdrawal of the involuntary petition and dismissing the Chapter 11 case against Flagstar.

On the Petition Date, the Debtors filed a motion seeking approval of a $200 million Debtor-in-Possession financing facility (the "DIP Facility") between FCI, Flagstar, Holdings, subsidiaries of Flagstar, and The Chase Manhattan Bank ("Chase"). At a hearing on July 15, 1997, the Bankruptcy Court entered an interim order (the "Interim DIP Order") authorizing the Debtors to obtain up to $135 million in emergency post-petition credit through a combination of a revolving credit facility and a letter of credit facility. The Interim DIP Order authorized the Debtors to use funds from the facility for working capital and to refinance and replace existing credit under its prepetition credit agreement with a syndicate of banks (the "Credit Agreement"). On July 16, 1997, the initial extensions of credit were made pursuant to the Interim DIP Order. On August 12, 1997, the Bankruptcy Court entered a final order authorizing the Debtors to access the entire $200 million DIP Facility.

Under Section 365 of the Bankruptcy Code, the Debtors have the right, subject to Bankruptcy Court approval, to assume or reject any executory contracts and unexpired leases. As described more fully in the Plan, if an executory contract or unexpired lease entered into before the Petition Date is rejected by FCI or Flagstar, it will be treated as if FCI or Flagstar breached such contract or lease on the date immediately preceding the Petition Date, and the other party to the agreement may assert an unsecured claim for damages incurred as a result of the rejection. In the case of the rejection of employment agreements and real property leases, damages are subject to certain limitations imposed by Sections 365 and 502 of the Bankruptcy Code.

Pursuant to Section 362 of the Bankruptcy Code, the commencement of each of the Debtors' Chapter 11 cases operates as an automatic stay, applicable to all entities, of the following: (i) commencement or continuation of a judicial, administrative, or other proceeding against any of the Debtors that was or could have been commenced prior to commencement of that Debtor's Chapter 11 case, or to recover for a claim that arose before the commencement of each Debtor's Chapter 11 case; (ii) enforcement of any judgments against any of the Debtors that arose before the commencement of that Debtor's Chapter 11 case; (iii) the taking of any action to obtain possession of or to exercise control over the property of Debtors; (iv) the creation, perfection or enforcement of any lien against the property of the Debtors; (v) the taking of any action to collect, assess, or recover a claim against any of the Debtors that arose before the commencement of that Debtor's Chapter 11 case; or (vi) the setoff of any debt owing to any of the Debtors that arose prior to commencement of that Debtor's Chapter 11 case against a claim held by such creditor of or party-in-interest against the Debtor that arose before the commencement of that Debtor's Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay to allow enforcement of any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Debtors' Chapter 11 cases.

Although the Debtors are authorized to operate their businesses as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. The Debtors are required to pay certain expenses of the Official Junior Committee, including counsel and professional fees, to the extent allowed by the Bankruptcy Court. Other parties in interest in the Chapter

                                                                       Form 10-Q

11 cases are also entitled to be heard on motions made in the Chapter 11 cases, including motions for approval of transactions outside the ordinary course of business.

For 180 days after the Petition Date, the Debtors have the exclusive right to propose and file an alternative or modified plan of reorganization and the exclusive right to solicit acceptances thereon. A hearing on the Debtors' disclosure statement, solicitation of votes, and confirmation of the Plan is currently scheduled for October 7, 1997.

Note 3.       Liabilities Subject to Compromise

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and are subject to compromise under the terms of the Plans.

                                                                July 2, 1997
(In thousands)

10 3/4% Senior Notes Due 2001                                  $    270,000
10 7/8% Senior Notes Due 2002                                       280,025
11.25% Senior Subordinated Debentures Due 2004                      722,411
11 3/8% Senior Subordinated Debentures Due 2003                     125,000
10% Convertible Junior Subordinated Debentures Due 2014              99,259
Accrued interest                                                     83,197
                                                               ------------
Total liabilities subject to compromise                         $ 1,579,892
                                                                ===========

Note 4.       Reorganization Items

Reorganization items included in the accompanying statements of operations consist of the following items:

(In thousands)

Professional fees                                              $       9,371
Debtor-in-possession financing expenses                                  586
Other reorganization items                                             1,979
                                                             ---------------
                                                               $      11,936
                                                             ===============
Note 5.       Change in Fiscal Year

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four thirteen-week quarters during the year with each quarter ending on a Wednesday. Due to the timing of this change, the two quarters ended July 2, 1997 include more than twenty-six weeks of operations. Carrows and Coco's include an additional six days, Denny's includes an additional five days, El Pollo Loco includes an additional week and Hardee's and Quincy's include an additional day.

Note 6.       Debt in Default

On March 17, 1997, in connection with the Prepackaged Plan described in Note 2, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of the 11 3/8% Debentures. In addition, on May 1, 1997, also in connection with the Prepackaged Plan described in Note 2, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of the 11.25% Debentures and the Junior Subordinated Debentures, respectively. As a result of these nonpayments, and as a result of a continuation of such nonpayments for 30 days past their respective due dates, Flagstar is in default under the terms of the indentures governing such debentures. As described in more

                                                                       Form 10-Q

detail in Note 2 to the financial statements, the bankruptcy filings operate as an automatic stay of all collection and enforcement actions by the holders of the 11 3/8% Debentures, 11.25% Debentures, Junior Subordinated Debentures and the respective indenture trustees with respect to the Debtors' failure to make the interest payments when due.

Note 7.       Commitments and Contingencies

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

Note 8.       Pro Forma Earnings Per Share

The Company will adopt Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" in the quarter ended December 31, 1997. In conjunction with such adoption, per share computations for prior interim and annual periods will be restated. This standard will require the presentation of "basic" and "diluted" earnings (loss) per share. For the quarter and two quarters ended July 2, 1997 and June 30, 1996, basic loss per share under the new standard will not differ from loss per share as presented in the consolidated financial statements. For such periods, under the new standard, diluted per share amounts will not differ from basic per share amounts since the Company's options, warrants and convertible debt and preferred stock will have an antidilutive impact on per share amounts due to the losses in those periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of July 2, 1997 and the results of operations for the quarter and two quarters ended July 2, 1997 as compared to the corresponding 1996 periods.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Flagstar Companies, Inc., its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: uncertainties related to the bankruptcy filings referred to in
Note 2 and the arbitration proceeding referred to in Note 7 in the consolidated financial statements included herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis and in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

Chapter 11 Proceedings

As discussed in Note 2 to the financial statements, FCI and two of its subsidiaries, Flagstar and Holdings, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors have sought bankruptcy protection in order to implement the Prepackaged Plan of FCI and Flagstar which, if confirmed, would effect a major financial restructuring that would enable FCI and Flagstar to service their remaining debt obligations. The Prepackaged Plan was developed with the full support of FCI's largest shareholder and through negotiations with an Ad Hoc Committee of holders of the Senior Subordinated Debentures, the Debtors' largest class of debtholders. The only impaired class that voted to reject the Prepackaged Plan was the class of holders of the Junior Subordinated Debentures.

                                                                       Form 10-Q

The Bankruptcy Court has scheduled a confirmation hearing with respect to the Plan on October 7, 1997. The Plan proposes to modify the rights of certain creditors of FCI and Flagstar in the following manner: (a) FCI and Flagstar will merge into one holding company, Reorganized Flagstar, (b) general unsecured claims will be unimpaired, (c) each holder of Old Senior Notes will receive such holder's pro rata portion of 100% of 11 1/4% Senior Notes due 2007 of Reorganized Flagstar, in exchange for 100% of the principal amount of Old Senior Notes and accrued interest (subject to the right of Reorganized Flagstar to pay accrued interest in cash), (d) each holder of Senior Subordinated Debentures will receive such holder's pro rata portion of the New Common Stock equivalent to 95.5% of the New Common Stock to be outstanding upon the the Effective Date, plus the remaining 4.5% of the New Common Stock and certain warrants to be outstanding on the Effective Date that otherwise would have gone to holders of the Junior Subordinated Debentures, the Old FCI Preferred Stock, and the Old FCI Common Stock, had the class of Junior Subordinated Debentures accepted the Plan. Because the class of Junior Subordinated Debentures voted to reject the Plan, that class is not entitled to a recovery under the Plan. See Note 3 for information regarding such claims. Notwithstanding the terms of the Plan, holders of the Senior Subordinated Debentures have agreed to make distributions to holders of the Old FCI Preferred Stock and Old FCI Common Stock because the classes of Old FCI Preferred Stock and Old FCI Common Stock each voted to accept the Plan. Specifically, the holders of the Senior Subordinated Debentures have agreed to transfer (x) 1.25% of the New Common Stock to be outstanding on the Effective Date to the holders of Old FCI Preferred Stock and (y) warrants to purchase New Common Stock representing 7% of the New Common Stock on a fully-diluted basis to the holders of Old FCI Common Stock.

The Plan's classification of the Junior Subordinated Debentures as subordinate to the Senior Subordinated Debentures has been challenged by holders of the Junior Subordinated Debentures and is now the subject of litigation before the Bankruptcy Court. On July 15, 1997, the Debtors and the Ad Hoc Committee of holders of Senior Subordinated Debentures filed the Classification Motion with the Bankruptcy Court seeking the entry of an order confirming the classifications in the Plan and enforcing the subordination provisions of the Junior Subordinated Debentures as provided in the Indenture dated November 1, 1989 and Supplemental Indenture dated as August 7, 1992 between Flagstar and the Indenture Trustee. On July 24, 1997, the United States Trustee appointed the Official Junior Committee. The Official Junior Committee has indicated that it will oppose the Classification Motion. A hearing on the Classification Motion is scheduled to commence on September 30, 1997. Inasmuch as the supplemental indenture was duly executed and delivered by Flagstar and the trustee for the Junior Subordinated Debentures pursuant to the requirements under the indenture therefor, the Company believes such assertion is completely without merit and that such supplemental indenture was validly effected. If, however, the Bankruptcy Court were to determine, as asserted by holders of the Junior Subordinated Debentures, that the Junior Subordinated Debentures are pari passu with the Old Senior Notes and Senior Subordinated Debentures, it may be unable or unwilling to confirm the Plan; if the Plan were not to be confirmed, it is unclear whether a reorganization could be implemented and what holders of Claims and Interests would ultimately receive with respect to their Claims and Interests. If an alternative reorganization could not be agreed to, it is possible that the Company and Flagstar would have to liquidate their assets, in which case it is likely that Holders of Claims and Interests would receive less than they would have received pursuant to the Plan.

The Debtors believe that the Plan provides a fair allocation of value that (a) reflects the priority rights of the respective classes of claims and interests,
(b) is consistent with the requirements of the Bankruptcy Code, (c) is capable of being confirmed on a prompt basis, and (d) will allow the Debtors to emerge from the bankruptcy process with significantly improved financial stability.

Results of Operations

Quarter Ended July 2, 1997 Compared to Quarter Ended June 30, 1996

Company Consolidated

The Company's CONSOLIDATED REVENUE for the second quarter of 1997 increased by $32.9 million (5.2%) as compared with the 1996 comparable quarter. This increase reflects the $73.1 million positive impact of a full quarter of operations of Coco's and Carrows in the 1997 quarter in comparison to one month in the prior year quarter. Excluding the impact of the Coco's and Carrows acquisition, revenue for the 1997 quarter decreased $40.2 million in comparison to the prior year quarter. This decrease reflects decreases in comparable store sales at all of the Company's concepts except for El Pollo Loco, as well as a 26-unit decrease in Company-owned units (excluding Coco's and Carrows). Such decreases are slightly offset by a $2.3 million increase in franchise revenue due to a 108-unit increase in franchise units at Denny's and El Pollo Loco.

CONSOLIDATED OPERATING EXPENSES for the second quarter of 1997 increased by $30.1 million (5.2%) as compared with the 1996 comparable quarter. The expense increase is primarily attributable to a $68.5 million impact due to the additional two months of operations of Coco's and Carrows in the current year quarter in comparison to the prior year quarter. Excluding the impact

                                                                       Form 10-Q

of the Coco's and Carrows acquisition, operating expenses for the 1997 quarter decreased $38.5 million in comparison to the prior year quarter. This decrease primarily reflects a decline in costs associated with the decline in revenue, the positive impact of cost cutting measures, and a 26-unit decrease in Company-owned units (excluding Coco's and Carrows). Such decreases are somewhat offset by an increase in general and administrative expenses related to retention and other bonuses totaling $1.9 million and company contributions to the profit sharing plan of $0.7 million (no contributions were made in the prior year).

CONSOLIDATED OPERATING INCOME for the first quarter of 1997 increased by $2.8 million (6.5%) as compared with the 1996 comparable quarter as a result of the factors noted above.

CONSOLIDATED INTEREST AND DEBT EXPENSE, NET totaled $67.9 million during the 1997 quarter as compared with $62.5 million during the comparable 1996 period. The increase is due principally to the addition of $5.0 million of interest and debt expense associated with the Coco's and Carrows acquisition in May 1996 and a $1.1 million decrease in interest income during 1997 due to decreased cash and cash equivalents subsequent to the purchase of Coco's and Carrows, partially offset by a decline of $0.7 million in interest expense during the 1997 quarter associated with lower interest rates related to interest rate exchange agreements.

REORGANIZATION EXPENSES include professional fees and other expenditures incurred by the Company in conjunction with the reorganization under Chapter 11 of the Bankruptcy Code as further discussed in Note 2 to the consolidated financial statements included herein.

THE PROVISION (BENEFIT) FOR INCOME TAXES from continuing operations for the quarter has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 1.2% for the 1997 quarter compared to a benefit for the comparable 1996 quarter reflecting an approximate rate of (9.9%). The change in the effective income tax rate from the prior year can be attributed to the recognition in the prior year of anticipated refunds due to the carryback of prior year tax losses.

THE NET LOSS was $32.3 million in the 1997 quarter as compared to $17.4 million for the prior year quarter. The increase in the net loss is due to the factors noted above.

                                                                       Form 10-Q

Restaurant Operations:

The table below summarizes restaurant unit activity for the quarter ended July 2, 1997.

                                                                               Units Converted
                                                                                from Company
                                    Ending Units        Units        Units      to Franchise       Ending Units      Ending Units
                                       4/2/97          Opened       Closed       (Turnkeys)           7/2/97            6/30/96
Denny's
       Company owned                        891              1          ---             (1)               891                911
       Franchised                           694             25           (4)             1                716                628
       International licensees               25              1          ---            ---                 26                 26
                                       --------      ---------    ---------      ---------           --------           --------
                                          1,610             27           (4)           ---              1,633              1,565

Hardee's                                    580(a)         ---           (1)           ---                579(a)             580

Quincy's                                    199            ---           (1)           ---                198(b)             199

El Pollo Loco
       Company owned                         95            ---          ---             (1)                94                 98
       Franchised                           139(a)           4           (1)             1                143(a)             126
       International licensees               10            ---          ---            ---                 10                  7
                                       --------      ---------    ---------      ---------           --------          --------
                                            244              4           (1)           ---                247                231

Coco's
       Company owned                        184              2           (1)           ---                185                184
       Franchised                             5              2          ---            ---                  7                  6
       International licensees              281              5          ---            ---                286                261
                                        -------      ---------    ---------      ---------            -------            -------
                                            470              9           (1)           ---                478                451

Carrows
       Company owned                        158            ---           (2)           ---                156                162
       Franchised                             1            ---          ---            ---                  1                ---
                                      ---------      ---------    ---------      ---------          ---------          ---------
                                            159            ---           (2)           ---                157                162
                                        -------      ---------    ---------      ---------            -------            -------

                                          3,262             40          (10)           ---              3,292              3,188
                                         ======       ========     ========      =========             ======             ======

(a) Unit count includes one Hardee's and El Pollo Loco dual unit.

(b) Unit decrease reflects unit temporarily closed for conversion.

                                                                       Form 10-Q

Denny's:
                                                           Quarter Ended                        %
($ in millions, except average unit and            July 2,              June 30,            Increase/
comp. store data)                                   1997                  1996             (Decrease)

Net company sales                              $      281.2          $       303.3               (7.3)
Franchise revenue                                      15.2                   13.4               13.4
                                             --------------        ---------------
    Total revenue                                     296.4                  316.7               (6.4)
Operating expenses                                    266.3                  285.0               (6.6)
                                              -------------         --------------
Operating income                              $        30.1         $         31.7               (5.0)
                                              =============         ==============
Average unit sales
    Company-operated                             $  315,700            $   330,700               (4.5)
    Franchise                                    $  266,200            $   273,600               (2.7)

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales increase (decrease)            (5.5%)                  1.7%
Average guest check                                  $ 5.55                 $ 4.92               12.8

Denny's NET COMPANY SALES decreased by $22.1 million (7.3%) during the 1997 quarter as compared with the prior year comparable quarter. This decrease reflects 20 fewer Company-owned units and a decline in comparable store sales. The decrease in Company-owned units, the majority of which were converted to franchise units, is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned restaurants to franchisees, along with selected restaurant closures where continued operation is considered uneconomical. The decline in comparable store sales was driven by lower guest counts, partially offset by an increase in average guest check, with both changes reflecting the impact of the September 1996 price increase that eliminated certain value pricing. FRANCHISE REVENUE for the quarter increased by $1.8 million (13.4%), reflecting 88 more franchised units at the 1997 quarter-end than at the 1996 quarter-end.

Denny's OPERATING EXPENSES for the 1997 quarter as compared with the 1996 quarter decreased by $18.7 million (6.6%), reflecting the impact of 20 fewer Company-owned units; an improvement in food cost as a percent of revenue because of a shift to higher margin items in the 1997 quarter; and a $1.5 million increase in the current quarter amortization of the deferred gains attributable to the sales of Proficient Food Company, Portion-Trol Foods, Inc. and Mother Butler Pies over the prior quarter amounts. This decrease is somewhat offset by increased costs for coffee, bacon and sausage; the impact of increases in the Federal and state minimum wage rates; and labor productivity declines associated with lower guest counts. In addition, operating expenses in the prior year quarter included $6.1 million of gains on sales of restaurants to franchisees in comparison to $0.2 million in the current year quarter.

Denny's OPERATING INCOME for the 1997 quarter decreased by $1.6 million (5.0%) as compared to the prior year quarter as a result of the factors noted above.

                                                                       Form 10-Q

Hardee's:
                                                                           Quarter Ended                        %
($ in millions, except average unit and                            July 2,              June 30,            Increase/
comp. store data)                                                   1997                   1996             (Decrease)

Revenue                                                       $       145.4          $       160.0               (9.1)
Operating expenses                                                    136.2                  151.8              (10.3)
                                                             --------------         --------------
Operating income                                            $           9.2        $           8.2               12.2
                                                            ===============        ===============

Average unit sales                                             $    250,800            $   275,900               (9.1)

COMPARABLE STORE DATA:
Comparable store sales decrease                                       (9.4%)                 (7.0%)
Average guest check                                                  $ 3.33                 $ 3.11                7.1

Hardee's REVENUE decreased by $14.6 million (9.1%) during the 1997 quarter as compared with the 1996 quarter, reflecting a 9.4% decline in comparable store sales. The decrease in comparable store sales reflects a decline in traffic which was partially offset by an increase in average guest check. The decrease in traffic count reflects the impact of continuing aggressive promotions by competitors within the quick-service category compounded by the persistent weakness of Hardee's brand positioning and advertising programs.

Hardee's OPERATING EXPENSES in the 1997 quarter decreased by $15.6 million (10.3%), reflecting a decrease in advertising expense in comparison to the prior year, the impact of the cost reduction program implemented in the second half of 1996, and the impact on expenses of the lower comparable store sales noted above. These decreases are somewhat offset by the Federal minimum wage rate increase and the fact that certain labor and other fixed costs cannot be reduced in proportion to the significant decline in sales.

Hardee's OPERATING INCOME for the 1997 quarter increased by $1.0 million (12.2%) as compared to the prior year quarter as a result of the factors noted above.

                                                                       Form 10-Q

Quincy's:

                                                                           Quarter Ended                        %
($ in millions, except average unit and                           July 2,             June 30,              Increase/
comp. store data)                                                  1997                  1996              (Decrease)

Revenue                                                       $        61.8       $           66.7               (7.3)
Operating expense                                                      59.4                   64.9               (8.5)
                                                             --------------       ----------------
Operating income                                             $          2.4      $             1.8               33.3
                                                             ==============      =================

Average unit sales                                               $  311,800          $     335,000               (6.9)

COMPARABLE STORE DATA:
Comparable store sales decrease                                       (7.3%)                (10.9%)
Average guest check                                                  $ 6.31                 $ 5.80                8.8

Quincy's REVENUE decreased by $4.9 million (7.3%) during the 1997 quarter as compared with the 1996 quarter, reflecting a 7.3% decline in comparable store sales. The decrease in comparable store sales resulted from a decrease in traffic which was partially offset by an increase in average guest check. The decline in customer traffic reflects, among other things, continuing traffic declines in the family-steak category in general and the difficulty, in spite of product quality improvements and increased emphasis on consistency of service, of "winning back" Quincy's customers that have been lost over the past several years.

Quincy's OPERATING EXPENSES in the 1997 quarter decreased by $5.5 million (8.5%), reflecting a decrease in product costs due to various cost reduction initiatives, as well as a decrease in advertising expense in the current quarter in comparison to the prior year quarter. This decrease is somewhat offset by increased product costs as a percent of revenue due to the higher quality food items offered as part of management's efforts to "win back" customers; increased labor costs due to the Federal minimum wage increase; and the fact that there is a base level of labor and other fixed costs necessary regardless of sales levels.

Quincy's OPERATING INCOME for the 1997 quarter increased by $0.6 million as compared to the prior year quarter as a result of the factors noted above.

                                                                       Form 10-Q

El Pollo Loco:

                                                                           Quarter Ended                        %
($ in millions, except average unit and                            July 2,              June 30,            Increase/
comp. store data)                                                   1997                  1996             (Decrease)

Net company sales                                            $         29.5         $         29.9               (1.3)
Franchise revenues                                                      3.9                    3.4               14.7
                                                           ----------------       ----------------
     Total revenue                                                     33.4                   33.3                ---
Operating expense                                                      29.3                   29.0                1.0
                                                            ---------------        ---------------
Operating income                                            $           4.1        $           4.3               (4.7)
                                                            ===============        ===============

Average unit sales
     Company-operated                                           $   311,200            $   298,600                4.2
     Franchise                                                  $   222,300            $   219,000                1.5

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales increase                                        1.9%                   8.5%
Average guest check                                                  $ 6.80                 $ 6.37                6.8

El Pollo Loco's NET COMPANY SALES decreased $0.4 million (1.3%) during the 1997 quarter as compared with the 1996 quarter. This decrease reflects the impact of a four-unit decrease in Company-owned units somewhat offset by an increase in comparable store sales. The decrease in Company-owned units, all of which were converted to franchise units, is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned restaurants to franchisees. The increase in comparable store sales was driven by a higher guest check average, reflecting a shift in promotional emphasis during the second quarter of 1997 in comparison to the prior year quarter. In 1997, El Pollo Loco ran two "large meal" promotions and one "small meal" promotion in comparison to one "large meal" and two "small meal" promotions during the year ago period. This shift also resulted in a decrease in guest counts in comparison to the prior year. FRANCHISE REVENUE for the quarter increased by $0.5 million (14.7%), primarily due to 20 more franchise units at the 1997 quarter-end as compared with the 1996 quarter-end and an increase in franchise average unit sales.

El Pollo Loco's OPERATING EXPENSES for the 1997 quarter as compared with the 1996 quarter increased by $0.3 million (1.0%) primarily due to the expenses related to El Pollo Loco's current reengineering project and increased advertising expenses. This increase is somewhat offset by the impact of the four-unit decrease in Company-owned units; lower chicken costs in comparison to the prior year; a decrease in direct labor costs due to improved labor scheduling and staffing initiatives; and food cost control measures.

El Pollo Loco's OPERATING INCOME for the 1997 quarter decreased by $0.2 million (4.7%) as compared to the prior year quarter as a result of the factors noted above.

                                                                       Form 10-Q

Coco's and Carrows:

The following information is provided for analysis purposes only as it includes information for periods prior to the acquisition of Coco's and Carrows by the Company on May 23, 1996:

Coco's

                                                                           Quarter Ended                        %
($ in millions, except average unit and                           July 2,                June 30,           Increase/
comp. store data)                                                  1997                    1996            (Decrease)

Net company sales                                            $         67.6        $          68.5               (1.3)
Franchise revenue                                                       1.4                    1.0               40.0
                                                            ---------------       ----------------
    Total revenue                                                      69.0                   69.5               (0.7)
Operating expenses                                                     63.6                   68.9               (7.7)
                                                             --------------       ----------------
Operating income                                             $          5.4       $            0.6                 NM
                                                             ==============       ================

Average unit sales
    Company-operated                                            $   367,400            $   370,900               (0.9)
    Franchise                                                   $   434,000            $   427,300                1.6

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales decrease                                       (1.5%)                 (2.8%)
Average guest check (a)                                              $ 6.73                 $ 6.90               (2.5)

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

Coco's NET COMPANY SALES for the quarter ending July 2, 1997 decreased $0.9 million (1.3%) as compared to the prior year comparable quarter. This decrease reflects a decrease in comparable store sales driven by a decrease in average check, slightly offset by an increase in customer counts. In addition, the company experienced a net increase of one company-owned unit from the comparable quarter in 1996.

FRANCHISE AND FOREIGN LICENSING REVENUE increased by $0.4 million (40.0%) for the second quarter of 1997 as compared to the prior year quarter. This increase is a result of one additional domestic franchise unit as well as an increase in the number of foreign licenses from 261 at June 27, 1996 to 286 at July 2, 1997.

Coco's OPERATING EXPENSES for the second quarter of 1997 decreased by $5.3 million (7.7%) as compared to the prior year quarter. This decrease reflects the impact of approximately $1.6 million in non-recurring adjustments which increased legal and worker's compensation expenses in the prior year quarter and also reflects current year savings in product and labor costs due to increased focus by operations on minimizing product waste and reducing kitchen prep labor. Such cost savings were achieved despite the impact of Federal and state minimum wage rate increases and increased commodity prices for coffee and bacon.

OPERATING INCOME for Coco's for the quarter ended July 2, 1997 as compared to the prior year quarter increased $4.8 million due to the factors noted above.

                                                                       Form 10-Q

Carrows

                                                                       Quarter Ended                           %
($ in millions, except average unit and                         July 2,                 June 30,           Increase/
comp. store data)                                                1997                     1996            (Decrease)

Net company sales                                            $        53.3         $           55.9            (4.6)
Franchise revenue                                                      0.1                      ---             ---
                                                           ---------------       ------------------
     Total revenue                                                    53.4                     55.9            (4.5)
Operating expenses                                                    50.3                     55.3            (9.0)
                                                            --------------         ----------------
Operating income                                            $          3.1         $            0.6              NM
                                                            ==============         ================

Average unit sales
     Company-operated                                           $  339,600             $    343,600            (1.2)

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales decrease                                       (3.2%)                    1.2%
Average guest check (a)                                             $ 6.50                   $ 6.30             3.2

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

Carrows' NET COMPANY SALES decreased $2.6 million (4.6%) for the quarter ended July 2, 1997 as compared to the prior year comparable quarter, reflecting the impact of a six-unit decrease in the number of company-operated restaurants and a decrease in comparable store sales. The decline in comparable store sales reflects a decrease in guest counts, partially offset by an increase in average check. Carrows opened its first domestic franchise location in the first quarter of 1997.

Carrows' OPERATING EXPENSES for the quarter ended July 2, 1997 decreased by $5.0 million (9.0%) as compared to the prior year quarter. This decrease reflects the impact of approximately $1.5 million of non-recurring adjustments which increased legal and worker's compensation expenses in the prior year quarter and also reflects current year savings in product and labor costs due to increased focus by operations on minimizing product waste and reducing kitchen prep labor. Such cost savings were achieved despite the impact of the Federal and state minimum wage rate increases and increased commodity prices for coffee and bacon.

OPERATING INCOME for Carrows for the quarter ended July 2, 1997 as compared to the prior year quarter increased $2.5 million due to the factors noted above.

Results of Operations

Two Quarters Ended July 2, 1997 Compared to Two Quarters Ended June 30, 1996

Company Consolidated

The Company's CONSOLIDATED REVENUE for the two quarters ended July 2, 1997 increased by $158.2 million (13.4%) as compared with the 1996 comparable period. This increase is primarily attributable to two factors: the estimated $24.0 million impact due to the additional days in the two quarters ended July 2, 1997 in comparison to the prior year period and the $200.2 million impact of an additional five months of operations of Coco's and Carrows in 1997 in comparison to 1996. Excluding the impact of the extra days and the Coco's and Carrows acquisition, revenue for the 1997 period decreased $66.0 million in comparison to the prior year period. This decrease reflects decreases in comparable store sales at all of the Company's concepts, as well as a 26-unit decrease in Company-owned units (excluding Coco's and Carrows). Such decreases are slightly offset by a $5.0 million increase in franchise revenue due to a 108-unit increase in franchise units at Denny's and El Pollo Loco.

CONSOLIDATED OPERATING EXPENSES for the two quarters ended July 2, 1997 increased by $159.9 million (14.4%) as compared with the 1996 comparable period. The expense increase is primarily attributable to two factors: the estimated $20.3 million impact due to the additional days in the 1997 period in comparison to the prior year comparable period and a $188.5 million impact due to the additional five months of operations of Coco's and Carrows in the current year period in comparison to the prior year comparable period. Excluding the extra days and the impact of the Coco's and Carrows acquisition, operating expenses for the 1997 period decreased $48.9 million in comparison to the prior year comparable period. This decrease primarily reflects a decline in costs associated with the decline in revenue, the positive impact of cost cutting measures, and a 26-unit decrease in Company-owned units (excluding Coco's and Carrows). Such decreases are somewhat offset by an increase in general and administrative expenses related to retention and other bonuses totaling $4.9 million and company contributions to the profit sharing plan of $1.4 million (no contributions were made in the prior year).

CONSOLIDATED OPERATING INCOME for the two quarters ended July 2, 1997 decreased by $1.7 million (2.3%) as compared with the 1996 comparable period as a result of the factors noted above.

CONSOLIDATED INTEREST AND DEBT EXPENSE, NET totaled $136.5 million during the 1997 period as compared with $120.3 million during the comparable 1996 period. The increase is due principally to the addition of $12.5 million of interest and debt expense associated with the Coco's and Carrows acquisition in May 1996 and a $3.2 million decrease in interest income during 1997 due to decreased cash and cash equivalents subsequent to the purchase of Coco's and Carrows, partially offset by a decline of $0.7 million in interest expense during the 1997 period associated with lower interest rates related to interest rate exchange agreements.

REORGANIZATION EXPENSES include professional fees and other expenditures incurred by the Company in conjunction with the reorganization under Chapter 11 of the Bankruptcy Code as further discussed in Note 2 to the consolidated financial statements included herein.

THE PROVISION (BENEFIT) FOR INCOME TAXES from continuing operations for the period has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 1.2% for the two quarters ended July 2, 1997 compared to a benefit for the comparable 1996 period reflecting an approximate rate of (9.7%). The change in the effective income tax rate from the prior year can be attributed to the recognition in the prior year of anticipated refunds due to the carryback of prior year tax losses.

THE NET LOSS was $84.0 million in the 1997 period as compared to $44.7 million for the prior year comparable period. The increase in the net loss is due to the factors noted above.

                                                                       Form 10-Q

Restaurant Operations:

Denny's:

                                                        Two Quarters Ended                      %
($ in millions, except average unit and            July 2,              June 30,            Increase/
comp. store data)                                   1997                  1996             (Decrease)

Net company sales                             $       581.4          $       595.9               (2.4)
Franchise revenue                                      30.1                   26.0               15.8
                                             --------------         --------------
    Total revenue                                     611.5                  621.9               (1.7)
Operating expenses                                    557.4                  569.4               (2.1)
                                              -------------          -------------
Operating income                              $        54.1          $        52.5                3.0
                                              =============          =============

Average unit sales
    Company-operated                             $  652,000            $   646,600                0.8
    Franchise                                    $  542,500            $   533,700                1.6

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales increase (decrease)            (3.9%)                  2.6%
Average guest check                                  $ 5.48                 $ 4.88               12.3

Denny's NET COMPANY SALES decreased by $14.5 million (2.4%) during the 1997 period as compared with the prior year comparable period. This decrease reflects 20 fewer Company-owned units and a decrease in comparable store sales, somewhat offset by an estimated $21.7 million increase because of an additional five days in the 1997 period compared to the prior year period. The decrease in Company-owned units, the majority of which were converted to franchise units, is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned restaurants to franchisees, along with selected restaurant closures where continued operation is considered uneconomical. The decline in comparable store sales was driven by lower guest counts, partially offset by an increase in average guest check, both changes reflecting the impact of the September 1996 price increase that eliminated certain value pricing. FRANCHISE REVENUE for the period increased by $4.1 million (15.8%), reflecting 88 more franchised units at the 1997 period end than at the 1996 period end.

Denny's OPERATING EXPENSES for the 1997 period as compared with the 1996 period decreased by $12.0 million (2.1%), reflecting the impact of 20 fewer Company-owned units; an improvement in food cost as a percent of revenue because of a shift to higher margin items in the 1997 period; and a $3.0 million increase in the current period amortization of the deferred gains attributable to the sales of Proficient Food Company, Portion-Trol Foods, Inc. and Mother Butler Pies over the prior year comparable period amounts. These decreases are somewhat offset by an estimated $18.5 million impact from five additional days in the 1997 period compared to the 1996 period; increased costs for coffee, bacon and sausage; increases in the Federal and state minimum wage rates; and labor productivity declines associated with lower guest counts. In addition, operating expenses in the prior year period included $6.1 million of gains on sales of restaurants to franchisees in comparison to $0.4 million of gains in the current period.

Denny's OPERATING INCOME for the 1997 period increased by $1.6 million (3.0%) as compared to the prior year period as a result of the factors noted above.

Hardee's:

                                                       Two Quarters Ended                      %
($ in millions, except average unit and           July 2,              June 30,            Increase/
comp. store data)                                  1997                   1996             (Decrease)

Revenue                                       $      282.9          $       305.1               (7.3)
Operating expenses                                   270.8                  292.3               (7.4)
                                             -------------         --------------
Operating income                             $        12.1         $         12.8               (5.5)
                                             =============         ==============

Average unit sales                              $  488,000            $   526,200               (7.3)

COMPARABLE STORE DATA:
Comparable store sales decrease                      (8.0%)                 (7.2%)
Average guest check                                 $ 3.28                 $ 3.12                5.1

Hardee's REVENUE decreased by $22.2 million (7.3%) during the 1997 period as compared with the 1996 comparable period, reflecting an 8.0% decline in comparable store sales. The decrease in comparable store sales reflects a decline in traffic which was partially offset by an increase in average guest check. The decrease in traffic count reflects the impact of continuing aggressive promotions by competitors within the quick-service category compounded by the persistent weakness of Hardee's brand positioning and advertising programs.

Hardee's OPERATING EXPENSES in the 1997 period decreased by $21.5 million (7.4%), primarily reflecting the impact of the cost reduction program implemented in the second half of 1996 and the impact on expenses of the lower comparable store sales noted above. These decreases are somewhat offset by the Federal minimum wage rate increase and the fact that certain labor and other fixed costs cannot be reduced in proportion to the significant decline in sales.

Hardee's OPERATING INCOME for the 1997 period decreased by $0.7 million (5.5%) as compared to the prior year period as a result of the factors noted above.

                                                                       Form 10-Q

Quincy's:

                                                         Two Quarters Ended                      %
($ in millions, except average unit and            July 2,             June 30,              Increase/
comp. store data)                                   1997                  1996              (Decrease)

Revenue                                         $      126.0        $         135.2               (6.8)
Operating expense                                      123.4                  128.1               (3.7)
                                               -------------       ----------------
Operating income                              $          2.6      $             7.1              (63.4)
                                              ==============      =================

Average unit sales                               $   634,300          $     677,900               (6.4)

COMPARABLE STORE DATA:
Comparable store sales decrease                        (7.0%)                 (7.6%)
Average guest check                                   $ 6.31                 $ 5.94                6.2

Quincy's REVENUE decreased by $9.2 million (6.8%) during the 1997 period as compared with the 1996 comparable period, reflecting a 7.0% decline in comparable store sales. The decrease in comparable store sales resulted from a decrease in traffic which was partially offset by an increase in average guest check. The decline in customer traffic reflects, among other things, continuing traffic declines in the family-steak category in general and the difficulty, in spite of product quality improvements and increased emphasis on consistency of service, of "winning back" Quincy's customers that have been lost over the past several years.

Quincy's OPERATING EXPENSES in the 1997 period decreased by $4.7 million (3.7%), primarily reflecting a decrease in product costs due to various cost reduction initiatives, as well as a decrease in advertising expense in the current period in comparison to the prior year comparable period. This decrease is somewhat offset by increased product costs as a percent of revenue due to the higher quality food items offered as part of management's efforts to "win back" customers; increased labor costs due to the Federal minimum wage rate increase; and the fact that there is a base level of labor and other fixed costs necessary regardless of sales levels.

Quincy's OPERATING INCOME for the 1997 period decreased by $4.5 million as compared to the prior year period as a result of the factors noted above.

                                                                       Form 10-Q

El Pollo Loco:

                                                       Two Quarters Ended                      %
($ in millions, except average unit and           July 2,              June 30,            Increase/
comp. store data)                                  1997                  1996             (Decrease)

Net company sales                            $        58.1         $         58.0                0.2
Franchise revenues                                     7.3                    6.4               14.1
                                           ---------------       ----------------
     Total revenue                                    65.4                   64.4                1.6
Operating expense                                     58.4                   57.2                2.1
                                            --------------        ---------------
Operating income                            $          7.0        $           7.2               (2.8)
                                            ==============        ===============

Average unit sales
     Company-operated                         $    611,800           $    574,700                6.5
     Franchise                                $    443,200           $    427,700                3.6

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales decrease                       (0.9%)                  8.2%
Average guest check                                 $ 6.69                 $ 6.51                2.8

El Pollo Loco's NET COMPANY SALES increased $0.1 million (0.2%) during the 1997 period as compared with the 1996 comparable period. This increase reflects an estimated $2.3 million impact due to the additional week in the 1997 period in comparison to the prior year comparable period, somewhat offset by the impact of a four-unit decrease in Company-owned units and a slight decrease in comparable store sales. The decrease in Company-owned units, all of which were converted to franchise units, is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned restaurants to franchisees. The decrease in comparable store sales reflects a decrease in customer counts, nearly offset by a higher guest check average. Both fluctuations are primarily explained by a shift in promotional emphasis during the first two quarters of 1997 in comparison to the prior year period. In 1997, the Company ran three "large meal" and only two "small meal" promotions in comparison to two "large meal" and three "small meal" promotions a year ago. A menu price increase taken in March 1997 also contributed to the increase in average check in comparison to 1996. FRANCHISE REVENUE for the 1997 period increased by $0.9 million (14.1%), primarily due to 20 more franchise units at the 1997 period-end as compared with the 1996 period-end and an increase in franchise average unit sales.

El Pollo Loco's OPERATING EXPENSES for the 1997 period as compared with the 1996 comparable period increased by $1.2 million (2.1%) reflecting an estimated $1.8 million impact due to the additional week in the 1997 period in comparison to the prior year comparable period as well as increased advertising expenses and expenses related to El Pollo Loco's current reengineering project. These increases are somewhat offset by the impact of the four-unit decrease in Company-owned units; lower promotional discounting; lower chicken costs in comparison to the prior year; a decrease in direct labor costs due to improved labor scheduling and staffing initiatives; and food cost control measures.

El Pollo Loco's OPERATING INCOME for the 1997 period decreased by $0.2 million (2.8%) as compared to the prior year comparable period as a result of the factors noted above.

                                                                       Form 10-Q

Coco's and Carrows:

The following information is provided for analysis purposes only as it includes information for periods prior to the acquisition of Coco's and Carrows by the Company on May 23, 1996:

Coco's

                                                       Two Quarters Ended                      %
($ in millions, except average unit and          July 2,                June 30,           Increase/
comp. store data)                                 1997                    1996            (Decrease)

Net company sales                           $        138.5         $        135.2                2.4
Franchise revenue                                      2.0                    1.8               11.1
                                          ----------------      -----------------
    Total revenue                                    140.5                  137.0                2.5
Operating expenses                                   130.8                  133.3               (1.9)
                                            --------------        ---------------
Operating income                           $           9.7       $            3.7                 NM
                                           ===============       ================

Average unit sales
    Company-operated                           $   753,000            $   728,100                3.4
    Franchise                                  $   874,900            $   836,800                4.6

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales decrease                      (1.1%)                 (1.7%)
Average guest check (a)                             $ 6.66                 $ 6.81               (2.2)

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

Coco's NET COMPANY SALES increased $3.3 million (2.4%) for the two quarters ended July 2, 1997 as compared to the prior year comparable period. This increase reflects an estimated $4.8 million impact due to the additional six days in the 1997 period in comparison to the prior year comparable period, somewhat offset by a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in average check slightly offset by an increase in customer counts.

FRANCHISE AND FOREIGN LICENSING REVENUE increased by $0.2 million (11.1%) for the two quarters ended July 2, 1997 as compared to the prior year comparable period. This increase is a result of one additional domestic franchise unit as well as an increase in the number of foreign licenses from 261 at June 27, 1996 to 286 at July 2, 1997.

Coco's OPERATING EXPENSES for the two quarters ended July 2, 1997 decreased by $2.5 million (1.9%) as compared to the prior year comparable period, despite the impact of an additional six days in the 1997 period as compared to the prior year comparable period. The expense decrease reflects the impact of approximately $1.6 million of non-recurring adjustments which increased legal and worker's compensation expenses in the prior year comparable period and also reflects significant savings in product and labor costs due to an increased operations focus on cost controls, waste reduction and labor initiatives in the current period. Such cost savings were achieved despite increases in the Federal and state minimum wage rates.

OPERATING INCOME for Coco's for the two quarters ended July 2, 1997 as compared to the prior year comparable period in 1996 increased $6.0 million due to the factors noted above.

                                                                       Form 10-Q

Carrows:

                                                     Two Quarters Ended                         %
($ in millions, except average unit and          July 2,                 June 30,           Increase/
comp. store data)                                 1997                     1996            (Decrease)

Net company sales                              $      108.8           $        108.2             0.5
Franchise revenue                                       0.1                      ---             ---
                                            ---------------        -----------------
     Total revenue                                    108.9                    108.2             0.6
Operating expenses                                    103.0                    105.6            (2.5)
                                              -------------           --------------
Operating income                             $          5.9          $           2.6              NM
                                             ==============          ===============
Average unit sales
     Company-operated                            $  688,900              $   667,200             3.3

COMPARABLE STORE DATA (COMPANY-OPERATED):
Comparable store sales increase (decrease)            (2.0%)                    1.5%
Average guest check (a)                              $ 6.44                   $ 6.19             4.0

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

Carrows' NET COMPANY SALES increased $0.6 million (0.5%) for the two quarters ended July 2, 1997 as compared to the prior year comparable period. This increase reflects an estimated $3.8 million impact due to the additional six days in the 1997 period in comparison to the prior year comparable period, somewhat offset by a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in customer counts, slightly offset by an increase in average guest check. In addition, the Company experienced a six-unit decrease in the number of Company-operated restaurants. Carrows opened its first domestic franchise location in the first quarter of 1997.

Carrows' OPERATING EXPENSES decreased $2.6 million (2.5%) for the two quarters ended July 2, 1997 as compared to the prior year comparable period, despite the impact of an additional six days in the 1997 period as compared to the prior year period. This expense decrease reflects the impact of approximately $1.5 million of non-recurring adjustments which increased legal and worker's compensation expenses in the prior year comparable period and also reflects current period savings in product and labor costs due to increased focus by operations on cost control, waste reduction and labor initiatives. Such cost savings were achieved despite increases in Federal and state minimum wage rates.

OPERATING INCOME for Carrows increased $3.3 million for the two quarters ended July 2, 1997 as compared to the prior year comparable period due to the factors noted above.

                                                                       Form 10-Q

Liquidity and Capital Resources

Since the leveraged buyout of Flagstar in 1989, the Company has not achieved the revenue and earnings projections prepared at the time of the transaction, due in large part to increased competition, intensive pressure on pricing due to discounting, adverse economic conditions and relatively limited capital resources to respond to these changes. Such trends have generally continued into 1997. The Company's cash flows have been sufficient to fund its operations and make interest payments when due (although in anticipation of the Prepackaged Plan and related bankruptcy filings to implement the Plan, Flagstar did not make the March 15, 1997 interest payment on the 11 3/8% Debentures or the May 1, 1997 interest payments on the 11.25% Debentures or Junior Subordinated Debentures). However, the Company's core businesses have not experienced cash flow growth sufficient to provide adequate funds to invest for future growth.

These conditions present both short-term and long-term financial challenges to the Company. To address these matters, management has developed and is continuing to develop plans to maintain its liquidity and improve its capital structure. Specifically, the Board of Directors elected not to declare the January 15, 1997 and April 15, 1997 quarterly dividends on the Old FCI Preferred Stock. In addition, on March 6, 1997, the Credit Agreement was amended to provide for less restrictive financial covenants for measurement periods ending on April 2, 1997 and July 2, 1997, as well as to provide Flagstar flexibility to forego scheduled interest payments due in March, May and June 1997 under the Old Senior Notes, the 11 3/8% Debentures, the 11.25% Debentures and the Junior Subordinated Debentures without triggering a default under the Credit Agreement, unless any such debt is declared to be due and payable as a result of the failure to pay any such interest. On March 17, 1997, Flagstar elected not to make an interest payment due and payable as of that date with respect to the 11 3/8% Debentures. As a result, and as a result of a continuation of such non-payment for 30 days following the due date, Flagstar is in default under the indenture governing the 11 3/8% Debentures. In addition, on May 1, 1997, Flagstar elected not to make interest payments due and payable as of that date with respect to the 11.25% Debentures and the Junior Subordinated Debentures. As a result, and as a result of such non-payment for 30 days following the due date, Flagstar is in default under the indentures governing such debentures. As described in more detail in Note 2 to the financial statements, the bankruptcy filings operate as an automatic stay of all collection and enforcement actions by the holders of the 11 3/8% Debentures, 11.25% Debentures, Junior Subordinated Debentures and the respective indenture trustees with respect to Flagstar's failure to make the interest payments when due.

Management has concluded that, over the long-term, a substantial restructuring or refinancing of the Company's debt will be required to allow the Company to meet its long-term debt obligations and will be a prerequisite to future growth through additional investment in its restaurants. In this regard, FCI and Flagstar have developed the Prepackaged Plan.

As discussed in Note 2 to the financial statements, on July 11, 1997, the Company filed a motion with the Bankruptcy Court seeking authorization to enter into the DIP Facility between FCI, Flagstar, Holdings, certain subsidiaries of Flagstar and Chase. The DIP Facility refinanced the Credit Agreement and is otherwise available to the Company during the pendency of the Chapter 11 case until the earlier to occur of (x) the date that is one year after the commencement of the Chapter 11 case and (y) the substantial consummation of the Plan for working capital advances and letters of credit. At a hearing on July 15, 1997, the Bankruptcy Court entered the Interim DIP Order and on
July 16, 1997, the initial extensions of credit under the DIP Facility were made pursuant to the Interim DIP Order. On August 12, 1997, the Bankruptcy Court entered a final order authorizing the Debtors to access the entire $200 million DIP Facility.

For the period following the Debtor's emergence from Chapter 11, the Company has entered into a written commitment letter pursuant to which it has received (i) a commitment from Chase for advances and letters of credit, and (ii) a $200 million senior secured revolving credit facility (the "Exit Facility") for the benefit of the Company's operating subsidiaries, which facility will refinance the DIP Facility upon the emergence of the Company from Chapter 11 and will be used thereafter for working capital advances and letters of credit. The Company believes the DIP Facility and the Exit Facility, together with cash generated from operations, various cash management measures and other sources, will provide the Company with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months.

The DIP Facility is guaranteed by the Company's operating subsidiaries and generally is secured by liens on the same collateral that secured the Company's obligations under the Credit Agreement. The Exit Facility will have the benefit of similar guarantees and collateral security (and the Company's guarantee and additional liens on the Company's corporate headquarters in Spartanburg, South Carolina and accounts receivable). The Exit Facility will have a maturity five
(5) years from the date of the

                                                                       Form 10-Q

Company's emergence from Chapter 11 (subject to earlier termination of commitments in certain events). The DIP Facility contains negative covenants that restrict, among other things, the Company's ability to pay dividends, incur additional indebtedness, further encumber its assets and purchase or sell assets. The Exit Facility will contain certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for companies emerging from Chapter 11. The closing of the Exit Facility is subject, among other conditions, to negotiations of definitive agreements with Chase and the initial borrowings thereunder having been made on or before July 11, 1998, the date that is twelve months after the date on which the Company commenced its Chapter 11 case.

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

At July 2, 1997 and December 31, 1996, the Company had working capital deficits, exclusive of net assets held for sale, of $295.1 million and $297.7 million, respectively. The decrease in the deficit is attributable primarily to a reclassification at July 2, 1997 of accrued interest of $83.2 million from current liabilities to liabilities subject to compromise, largely offset by a reduction in cash and cash equivalents which has been used for Company operations. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

Impact of Bankruptcy Petitions on Franchising

The operation of the Company's franchise system is subject to regulations enacted by a number of states, and rules promulgated by the Federal Trade Commission. Among other things, such regulations require that each franchising entity annually renew its Uniform Franchise Offering Circular (the "UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. When this occurs, the franchising entity must cease its sale of new franchises until the UFOC has been updated to make the required disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the involuntary Chapter 11 proceeding that was filed against Flagstar on June 17, 1997 (which was subsequently dismissed) and the subsequent filing of voluntary petitions with the Bankruptcy Court by FCI and Flagstar on July 11, 1997, management decided that it would be appropriate for the Company's franchising subsidiaries (Carrows, Coco's, Denny's and El Pollo Loco) to update their offering circulars and to cease sales of new franchises until an updated UFOC had been prepared and approved by those states that regulate the sale of franchises. Denny's obtained approval and began selling franchises again in all states in which it has significant operations in mid-July; Carrows and Coco's obtained approval and began selling franchises again in all states in which they have significant operations in late-July; and El Pollo Loco resumed franchising in early August.

                                                                       Form 10-Q

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Chapter 11 Reorganization Under the Bankruptcy Code

As discussed in Note 2 to the financial statements, FCI and two of its subsidiaries, Flagstar and Holdings, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina, Case Nos. 97-05431-B, 97-05795-B, and 97-05796-B (jointly administered under Case No. 97-5431-B). Flagstar's operating subsidiaries did not file for bankruptcy. On July 24, 1997, the United States Trustee appointed the Official Junior Committee. No other committees have been appointed. FCI, Flagstar, and Holdings are continuing to manage their affairs and operate their businesses under Chapter 11 as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and pending the Bankruptcy Court's confirmation of a plan of reorganization.

Under Section 365 of the Bankruptcy Code, the Debtors have the right, subject to Bankruptcy Court approval, to assume or reject any executory contracts and unexpired leases. As described more fully in the Plan, if an executory contract or unexpired lease entered into before the Petition Date is rejected by FCI or Flagstar, it will be treated as if FCI and Flagstar breached such contract or lease on the date immediately preceding the Petition Date, and the other party to the agreement may assert an unsecured claim for damages incurred as a result of the rejection. In the case of rejection of employment agreements and real property leases, damages are subject to certain limitations imposed by Sections 365 and 502 of the Bankruptcy Code.

Pursuant to Section 362 of the Bankruptcy Code, the commencement of each of the Debtors' Chapter 11 cases operates as an automatic stay, applicable to all entities, of the following: (i) commencement or continuation of a judicial, administrative, or other proceeding against any of the Debtors that was or could have been commenced prior to commencement of the Debtor's Chapter 11 case, or to recover for a claim that arose before the commencement of each Debtor's Chapter 11 case; (ii) enforcement of any judgments against any of the Debtors that arose before the commencement of that Debtor's Chapter 11 case; (iii) the taking of any action to obtain possession of or to exercise control over the property of the Debtors; (iv) the creation, perfection or enforcement of any lien against the property of the Debtors; (v) the taking of any action to collect, assess, or recover a claim against any of the Debtors that arose before the commencement of that Debtor's Chapter 11 case; or (vi) the setoff of any debt owing to any of the Debtors that arose prior to the commencement of that Debtor's Chapter 11 case against a claim held by such creditor of or party-in-interest against the Debtor that arose before the commencement of that Debtor's Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay to allow enforcement of any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Debtors' Chapter 11 cases.

Although the Debtors are authorized to operate their businesses as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. The Debtors are required to pay certain expenses of the Official Junior Committee, including counsel and professional fees, to the extent allowed by the Bankruptcy Court. Other parties in interest in the Chapter 11 cases are also entitled to be heard on motions made in the Chapter 11 cases, including motions for approval of transactions outside the ordinary course of business.

For information regarding the challenge by holders of the Junior Subordinated Debentures to the Plan's classification of the Junior Subordinated Debentures as subordinate to the Senior Subordinated Debentures, see Note 2 to the financial statements.

Other Parties in Interest

The interests of the holders of the Old Senior Notes are represented by an informal noteholders committee and the interests of the holders of the Senior Subordinated Debentures are represented by an Ad Hoc Committee of holders of Senior Subordinated Debentures.

The United States Trustee and the Bankruptcy Court have approved and authorized the Company's retention of (i) the firms of Latham & Watkins; Weil, Gotshal & Manges, LLP; and the McNair Law Firm, P.A. as co-bankruptcy counsel and for certain other purposes; and (ii) the firm of Parker, Poe, Adams & Bernstein LLP as special corporate and securities counsel. The Bankruptcy Court granted a motion on July 11, 1997 authorizing the Company to retain outside professionals in the ordinary course of business subject to certain limitations.

Plan of Reorganization - Procedures

Under Section 1121 of the Bankruptcy Code, there is an exclusivity period (the "Exclusivity Period") during which only the Debtors may propose a plan of reorganization. Because the Debtors have already filed the Prepackaged Plan with the Bankruptcy Court, the Exclusivity Period runs for 180 days--i.e., no other party may file a plan unless no plan has been confirmed by the Bankruptcy Court within 180 days after the Petition Date. Under the Bankruptcy Code, upon notice and a hearing, a debtor, for cause shown, may seek extensions of the Exclusivity Period from the bankruptcy court. However, if the Bankruptcy Court were to appoint a Chapter 11 trustee, any party-in-interest may file a plan, regardless of whether any additional time remains in the Exclusivity Period.

Each of the Debtors filed with its Chapter 11 petition a list containing the names and addresses of its twenty largest known creditors. FCI, Flagstar, and Holdings, within the time periods set by the Bankruptcy Court, will file with the Bankruptcy Court schedules of assets and liabilities and other schedules and statements of affairs as required by the Bankruptcy Rules and by the Local Rules of the Bankruptcy Court. Section 501 of the Bankruptcy Code allows any creditor or indenture trustee to file a proof of claim with the Bankruptcy Court. A claim or interest, proof of which is filed under Bankruptcy Section 501, is deemed allowed, unless a party-in-interest (including any of the Debtors) objects thereto. If an objection is made to the allowance of a claim, the Bankruptcy Court, after notice and hearing, will determine the amount, validity, and priority of such claim. The Debtors anticipate that with respect to trade claims and other unimpaired claims no deadline will be set by the Bankruptcy Court for filing a proof of claim or interest.

As described in Note 2 to the financial statements, the Debtors solicited pre-petition acceptances of their Plan prior to filing it with the Bankruptcy Court on the Petition Date. This solicitation was accomplished by means of a Registration Statement the Debtors filed with the SEC that became effective on June 5, 1997. The Registration Statement contained the Prepackaged Plan now awaiting confirmation of the Bankruptcy Court. The Plan, which was developed in the course of negotiations with a committee representing the Senior Subordinated Debentures (the Debtors' largest class of debtholders) and with the support of FCI's largest shareholder, was accepted by every class impaired thereunder except for one--the class of Junior Subordinated Debentures. The classes of holders of the Old Senior Notes and the Senior Subordinated Debentures (which together represent approximately $1.5 billion of claims), as well as the classes of holders of the Old FCI Preferred Stock and the Old FCI Common Stock, all voted to accept the Plan.

If at least one class of claims that is impaired under a plan has accepted the plan, and certain other requirements of the Bankruptcy Code relating to the plan confirmation are satisfied, the proponent of the plan may invoke the so-called "cramdown" provisions of Section 1129(b) of the Bankruptcy Code. Under these provisions, the Bankruptcy Court on request of the proponent of the plan shall confirm the plan if the plan does not discriminate unfairly, and is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, the plan. As used in the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings.

FCI and Flagstar believe that, if necessary, the Plan may be crammed down over the dissent of classes of certain claims and interests, in view of the treatment proposed for such classes. If necessary and appropriate, FCI and Flagstar intend to amend the Plan to permit cramdown of dissenting classes of claims or interests. There can be no assurance, however, that the requirements of Section 1129(b) of the Bankruptcy Code would be satisfied even if the Plan treatment provisions were amended or withdrawn as to one or more classes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On March 17, 1997, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of its 11 3/8% Senior Subordinated Debentures. In addition, on May 1, 1997, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of its 11.25% Senior Subordinated Debentures and its 10%

                                                                      Form 10-Q

Convertible Junior Subordinated Debentures, respectively. As a result of these nonpayments, and as a result of a continuation of such nonpayments for 30 days following their respective due dates, Flagstar is in default under the indentures governing such debentures. As described in more detail in Note 2 to the financial statements, the bankruptcy filings operate as an automatic stay of all collection and enforcement actions by the holders of the 11 3/8% Debentures, 11.25% Debentures, Junior Subordinated Debentures and the respective indenture trustees with respect to the Debtors' failure to make the interest payments when due.

The Company did not make the fourth quarter 1996 or first and second quarter 1997 dividend payments on the Old FCI Preferred Stock. Such cumulative dividends that have not been declared or paid total $10.6 million or $.25 per common share at July 2, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 1997, FCI and Flagstar began a solicitation of votes with respect to the Plan. On July 7, 1997, FCI and Flagstar completed the solicitation. See Note 2 to the Notes to Consolidated Financial Statements for a description of the terms of the Plan. The classes of holders of Flagstar's Old Senior Notes, Flagstar's Senior Subordinated Debentures, the Old FCI Preferred Stock and the Old FCI Common Stock voted to accept the Plan by the requisite majorities required by the Bankruptcy Code and the class of holders of Flagstar's Junior Subordinated Debentures voted to reject the Plan. Following is a summary of the voting:


                                                                       $ Value of       $ Value of
                                                      # of Holders     Securities       Securities      # of Shares    # of Shares
                                       # of Holders      Voting         Voting in         Voting         Voting in        Voting
                                        Voting for      Against         Favor of         Against         Favor of         Against
                                         the Plan       the Plan        the Plan         the Plan        the Plan        the Plan
Old Senior Notes                           529              37        $333,503,696     $84,360,000       ---             ---
Senior Subordinated Debentures             835              73        $615,999,800     $31,546,000       ---             ---
Junior Subordinated Debentures             150             132        $  4,563,054     $39,571,000       ---             ---
Old FCI Preferred Stock                    ---             ---                 ---             ---      3,019,832        911,941
Old FCI Common Stock                       ---             ---                 ---             ---   23,864,284.4      288,583.4

As part of the solicitation of votes with respect to the Plan, Flagstar asked holders of its Senior Subordinated Debentures to consent to an amendment to the indentures governing the Senior Subordinated Debentures which would effect the redistribution of the Plan consideration to which such holders are entitled if either or both of the classes of Flagstar's Junior Subordinated Debentures and holders of the Old FCI Preferred Stock do not accept the Plan and either or both of the classes of holders of the Old FCI Preferred Stock and holders of the Old FCI Common Stock do not accept the Plan. The results of the voting are as follows:



                     $ value of securities voting  $ value of securities voting
                          for the Amendment            against the Amendment

11.25% Debentures           $407,447,300                    $4,466,000

11 3/8% Debentures          $ 88,263,000                    $  350,000

See Note 2 to the financial statements for information regarding the amount of Plan consideration to be transferred to holders of the Old FCI Preferred Stock and the Old FCI Common Stock pursuant to agreement by the holders of the Senior Subordinated Debentures.



ITEM 5.  OTHER INFORMATION

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

                                                                       Form 10-Q

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.                The following are included as exhibits to this report:

Exhibit
  No.             Description

  27              Financial Data Schedule

  b.              No reports on Form 8-K were filed during the quarter ended
                  July 2, 1997.

                                                                       Form 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FLAGSTAR COMPANIES, INC.




Date:    August 18, 1997            By:      /s/ Rhonda J. Parish
                                             ----------------------------------

                                              Rhonda J. Parish
                                              Senior Vice President,
                                              General Counsel and Secretary





Date:    August 18, 1997            By:       /s/ C. Robert Campbell
                                              ----------------------------------

                                              C. Robert Campbell
                                              Executive Vice President and
                                              Chief Financial Officer

                                                                       Form 10-Q
                            FLAGSTAR COMPANIES, INC.
                             FINANCIAL DATA SCHEDULE
                                   Exhibit 27

                     (In Thousands Except Per Share Amount)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF FLAGSTAR COMPANIES, INC. AS CONTAINED IN ITS FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 2, 1997 AND IS QUALIFIED IN ITS ENTIRETY TO SUCH FINANCIAL STATEMENTS.