Form 10-Q
period 1997-10-01
FLAGSTAR COMPANIES INC
filed 1997-11-17
CIK 852772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
       __________

Commission file number 0-18051


                            FLAGSTAR COMPANIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            13-3487402
--------------------------------                      --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                              203 East Main Street
                     Spartanburg, South Carolina 29319-9966
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 597-8000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]                No   [  ]

As of November 3, 1997, 42,434,668 shares of the registrant's Common Stock, par value $.50 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

Flagstar Companies, Inc.
(Debtor-in-Possession)
Statements of Consolidated Operations
(Unaudited)

                                                                 Quarter Ended                   Three Quarters Ended
                                                         October 1,      September  30,     October 1,      September  30,
                                                            1997              1996             1997              1996
                                                       --------------    --------------     ----------------------------

(In thousands, except per share amounts)

Operating revenue                                         $   654,153    $   703,838        $ 1,989,355    $ 1,880,834
                                                          -----------    -----------        -----------    -----------

Operating expenses:
   Product cost                                               191,026        213,295            580,979        572,732
   Payroll and benefits                                       235,826        258,613            736,059        708,749
   Depreciation and amortization expense                       38,672         33,555            106,902         92,606
   Utilities expense                                           28,968         30,698             82,956         77,781
   Other                                                      115,394        119,350            369,005        309,792
                                                          -----------    -----------        -----------    -----------
                                                              609,886        655,511          1,875,901      1,761,660
                                                          -----------    -----------        -----------    -----------
Operating income                                               44,267         48,327            113,454        119,174
Other charges:
   Interest and debt expense - net (contractual
     interest for the quarter and three quarters
     ended October 1, 1997 is $70,960 and $207,482)            47,045         68,872            183,567        189,131
   Other - net                                                  2,886             92              6,612            228
                                                          -----------    -----------        -----------    -----------
Loss before reorganization expenses and taxes                  (5,664)       (20,637)           (76,725)       (70,185)
Reorganization expenses                                        11,613           --               23,549           --
                                                          -----------    -----------         -----------    -----------
Loss before taxes                                             (17,277)       (20,637)          (100,274)       (70,185)
Provision for (benefit from) income taxes                         482         (8,118)             1,484        (12,923)
                                                          -----------    -----------         -----------    -----------
Net loss                                                      (17,759)       (12,519)          (101,758)       (57,262)
Dividends on preferred stock                                   (3,543)        (3,543)           (10,631)       (10,631)
                                                          -----------    -----------         -----------    -----------
Net loss applicable to common shareholders                $   (21,302)   $   (16,062)       $  (112,389)   $   (67,893)
                                                          ===========    ===========         ===========    ===========
Loss per share applicable to common shareholders          $      (.50)   $      (.38)       $     (2.65)   $     (1.60)
                                                          ===========    ===========         ===========    ===========
Average outstanding and equivalent common shares               42,434         42,434             42,434         42,434
                                                          ===========    ===========         ===========    ===========

                                                          See accompanying notes

Flagstar Companies, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(Unaudited)


                                                  October 1,        December 31,
                                                     1997               1996
                                                 -------------    --------------
(In thousands)

Assets
Current assets:
    Cash and cash equivalents                    $      29,678    $     92,369
    Receivables, less allowance for
        doubtful accounts of:
        1997 - $3,190; 1996 - $2,405                    14,343          17,812
    Loan receivable from former officer                    ---          13,922
    Merchandise and supply inventories                  27,809          31,543
    Net assets held for sale                               ---           5,114
    Other                                               44,496          29,895
                                                 -------------    ------------
                                                       116,326         190,655
                                                 -------------    ------------

Property:
    Property owned (at cost):
        Land                                           250,590         253,067
        Buildings and improvements                     889,374         891,512
        Other property and equipment                   552,389         536,886
                                                  ------------    ------------
    Total property owned                             1,692,353       1,681,465
    Less accumulated depreciation                      696,752         629,676
                                                  ------------    ------------
    Property owned - net                               995,601       1,051,789
                                                  ------------     -----------
    Buildings and improvements, vehicles, and
        other equipment held under capital leases      225,323         210,533
    Less accumulated amortization                      109,530          93,740
                                                  ------------    ------------
    Property held under capital leases - net           115,793         116,793
                                                  ------------    ------------
                                                     1,111,394       1,168,582
                                                  ------------     -----------

Other assets:
    Goodwill, net of accumulated amortization of:
        1997 - $6,789; 1996 - $3,077                   209,190         205,389
    Other intangible assets - net                       26,408          27,595
    Deferred financing costs - net                      55,607          64,153
    Other                                               33,141          30,996
                                                  ------------    ------------
                                                       324,346         328,133
                                                   -----------    ------------
Total assets                                        $1,552,066      $1,687,370
                                                    ==========     ===========

                             See accompanying notes

Flagstar Companies, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(Unaudited)



                                                   October 1,      December 31,
                                                      1997             1996
                                                  -------------   -------------
(In thousands)

Liabilities
Liabilities not subject to compromise:
    Current liabilities:
       Current maturities of long-term debt         $    85,006    $     62,890
       Accounts payable                                  99,610         160,444
       Accrued payroll and related                       58,916          58,838
       Accrued insurance                                 46,562          52,244
       Accrued taxes                                     16,109          25,060
       Accrued interest                                  15,639          47,676
       Other                                             81,009          76,123
                                                    -----------     -----------
                                                        402,851         483,275
                                                    -----------     -----------
    Long-term liabilities:
       Debt, less current maturities                    655,703       2,179,393
       Deferred income taxes                             15,392          16,361
       Liability for self-insured claims                 53,565          57,665
       Other non-current liabilities and
          deferred credits                              156,309         178,203
                                                    -----------     -----------
                                                        880,969       2,431,622
                                                    -----------     -----------
Total liabilities not subject to compromise           1,283,820       2,914,897
Liabilities subject to compromise                     1,597,531             ---
                                                    -----------     ------------
    Total liabilities                                 2,881,351       2,914,897
                                                    -----------     -----------
Shareholders' deficit                                (1,329,285)     (1,227,527)
                                                     ----------     -----------
Total liabilities and shareholders' deficit          $1,552,066      $1,687,370
                                                     ==========      ==========

                             See accompanying notes

Flagstar Companies, Inc.
(Debtor-in-Possession)
Statements of Consolidated Cash Flows
(Unaudited)



                                                         Three Quarters Ended
                                                  October 1,      September 30,
                                                     1997            1996
                                                  --------------   -------------

(In thousands)

Cash flows from operating activities:
Net loss                                             $ (101,758)   $  (57,262)
Adjustments to reconcile net loss to cash flows
    from operating activities:
    Depreciation and amortization of property           100,696        85,320
    Amortization of other intangible assets               6,205         7,286
    Amortization of deferred financing costs              7,639         6,183
    Amortization of deferred gains                      (12,275)       (6,983)
    Deferred income tax benefit                            (745)         (269)
    Gains on sales of company-owned restaurants            (956)       (7,532)
    Write-off deferred financing costs                    2,533           ---
    Other                                                 2,463         2,937
Decrease (increase) in assets:
    Receivables                                           1,332        8,910
    Inventories                                           3,734          (865)
    Other current assets                                 (1,699)      (10,482)
    Other assets                                         (8,562)      (15,925)
Increase (decrease) in liabilities:
    Accounts payable                                    (59,770)      (21,661)
    Accrued payroll and related                           1,612         1,261
    Accrued taxes                                         4,138        (6,018)
    Other accrued liabilities                            51,359        (6,541)
    Other non-current liabilities and deferred
        credits                                         (9,886)        1,453
                                                     ----------    ----------
Net cash flows used in operating activities
    before reorganization activities                    (13,940)      (20,188)
    Increase (decrease) in liabilities from
       reorganization activities:
       Accrued payroll and related                          795           ---
       Other accrued liabilities                          2,417           ---
                                                     ----------    ----------
Net cash flows used in operating activities             (10,728)      (20,188)
                                                     ----------     ----------
Cash flows from investing activities:
    Purchase of property                                (42,171)      (24,699)
    Proceeds from disposition of property                14,342        10,499
    Acquisition of business, net of cash
       acquired                                             ---      (127,068)
    Other - net                                            (283)       61,013
                                                     ----------    ----------
Net cash flows used in investing activities             (28,112)      (80,255)
                                                     -----------    ----------

                             See accompanying notes

Flagstar Companies, Inc.
(Debtor-in-Possession)
Statements of Consolidated Cash Flows
(Unaudited)


                                                     Three Quarters Ended
                                               October 1,        September 30,
                                                 1997                1996
                                            ---------------     ----------------


(In thousands)

Cash flows from financing activities:
    Net borrowings under credit agreement          $ 23,000            $ 56,000
    Long-term debt payments                         (45,318)            (28,353)
    Deferred financing costs                         (1,533)             (7,995)
    Cash dividends on preferred stock                   ---             (10,631)
                                                   ---------         ----------
Net cash flows (used in) provided by
    financing activities                            (23,851)              9,021
                                                  ---------          ----------

Decrease in cash and cash equivalents               (62,691)            (91,422)
Cash and cash equivalents at:
    Beginning of period                              92,369             196,966
                                                  ---------            --------
    End of period                                 $  29,678            $105,544
                                                  =========            ========



                             See accompanying notes

FLAGSTAR COMPANIES, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 1997
(Unaudited)

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

The consolidated financial statements of FCI and its subsidiaries for the quarter and three quarters ended October 1, 1997 and September 30, 1996 are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 1996 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Flagstar Companies, Inc. 1996 Annual Report on Form 10-K (the "FCI 10-K"). The results of operations for the quarter and three quarters ended October 1, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Flagstar Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Flagstar, filed on June 27, 1997, and FCI and Flagstar each filed on July 11, 1997, their respective petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"), Case Nos. 97-05431-B, 97-05795-B, and 97-05796-B, respectively. These are being jointly administered for procedural purposes only by the Bankruptcy Court under Case No. 97-05431-B. FCI, Flagstar and Holdings (collectively referred to as the "Debtors") sought bankruptcy protection in order to implement their joint prepackaged plan of reorganization (the "Prepackaged Plan"). On November 12, 1997, the Bankruptcy Court entered an order confirming an Amended Joint Plan of Reorganization (the "Amended Plan") (as further described in Note 2), subject to notice to creditors. The Company's operating subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), are not parties to and are unaffected by these Chapter 11 proceedings (See Note 2). The financial statements of the Company have been prepared on a going concern basis, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The Company's financial statements as of October 1, 1997 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all prepetition liabilities of the Debtors that are subject to compromise under the Plan (as defined in Note 2) are segregated in the Company's consolidated balance sheets as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims by the Bankruptcy Court rather than estimates of the amounts for which those allowed claims may be settled as a result of the plan of reorganization approved by the Bankruptcy Court. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceedings or that it is probable to be an allowed priority, secured, or unsecured claim. Accordingly, and in view of the terms of the plan, as of July 11, 1997, the Company ceased recording interest on its 11.25% Debentures, 11 3/8% Debentures and 10% Convertible Debentures (each as defined in Note 2 below). The contractual interest expense for the quarter and three quarters ended October 1, 1997 is disclosed in the accompanying Statements of Consolidated Operations.

As of the effective date of the Plan (the "Effective Date"), the Company will adopt "fresh start" reporting pursuant to the guidance provided by SOP 90-7. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is to be reported as "reorganization value in excess of amounts allocable to identifiable assets". The Company intends to amortize such amount over a five-year amortization period. As a result of adopting "fresh start" reporting upon emerging from Chapter 11, the Company's financial statements will not be comparable with those prepared before the Effective Date, including the historical financial statements included in this quarterly report.

Prior year comparative balances have not been reclassified to conform with the current year's balances stated under SOP 90-7. The most significant difference between the current and prior years' presentations is the reclassification of substantially all of the outstanding debt of the Debtors to "liabilities subject to compromise". See Note 3 for a detailed description of liabilities subject to compromise at October 1, 1997.

The consolidated financial statements include the accounts of the operating subsidiaries of the Company which are not parties to the previously described Chapter 11 proceedings. The following condensed financial statements of the Debtors have been prepared using the equity method of accounting for reporting the results of all wholly-owned subsidiaries of FCI that are not parties to such Chapter 11 proceedings.

Flagstar Companies, Inc., Flagstar Corporation and Flagstar Holdings, Inc. (Debtors-in-Possession)
Condensed Statements of Operations
(Unaudited)

                                         Quarter Ended    Three Quarters Ended
                                        October 1, 1997        October 1, 1997
                                        ---------------      -----------------
(In thousands)

Operating revenue                         $         ---        $          ---
Operating expenses                                3,924                16,974
                                              ---------             ---------
Operating loss                                   (3,924)              (16,974)
Equity in earnings of subsidiaries               20,336                47,203
Other charges:
    Interest                                     22,607               108,442
    Other                                           (49)                   (4)
                                              ---------           -----------
Loss before reorganization expenses              (6,146)              (78,209)
Reorganization expenses                          11,613                23,549
                                              ---------           -----------
Net loss                                       $(17,759)            $(101,758)
                                               =========            ==========

Flagstar Companies, Inc., Flagstar Corporation and Flagstar Holdings, Inc. (Debtors-in-Possession)
Condensed Balance Sheet
(Unaudited)

                                                   October 1, 1997
                                                   ---------------
(In thousands)

Assets
Current assets                                             3,273
Investment in operating subsidiaries, net                 (9,303)
Property owned, net                                        2,791
Property held under capital leases, net                    2,220
Other assets:
    Deferred financing costs                              15,886
    Receivable from operating subsidiaries               341,329
    Other                                                 19,693
                                                   -------------
Total assets                                        $    375,889
                                                    ============

Liabilities
Liabilities not subject to compromise
    Current liabilities                              $    49,461
    Long-term liabilities                                 58,182
                                                      ----------
Total liabilities not subject to compromise              107,643
Liabilities subject to compromise                      1,597,531
                                                      ----------
Total liabilities                                      1,705,174
                                                      ----------
Shareholders' deficit                                 (1,329,285)
                                                      ----------
Total liabilities and shareholders' deficit         $    375,889
                                                    ============

Note 2.       Bankruptcy Filings and Proceedings

FCI, Flagstar, and Holdings have all filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997 (the "Petition Date"). The subsidiaries that operate the businesses of Flagstar have not filed bankruptcy petitions and are not parties to and are unaffected by the above mentioned Chapter 11 proceedings. On November 12, 1997, the Bankruptcy Court entered an order confirming the Amended Plan. The Bankruptcy Court will retain jurisdiction over certain matters pending the Effective Date and, pursuant to the terms of the Amended Plan, will retain jurisdiction over certain matters after the Effective Date.

FCI and Flagstar filed their Chapter 11 cases to implement their Prepackaged Plan. The Bankruptcy Court originally scheduled a confirmation hearing with respect to the Prepackaged Plan on October 7, 1997 which was subsequently adjourned by the Bankruptcy Court until November 6, 1997, and then again until November 7, 1997. The Prepackaged Plan was developed in the course of negotiations with an ad hoc committee (the "Ad Hoc Committee") of holders of Flagstar's 11.25% Senior Subordinated Debentures due 2004 (the "11.25% Debentures") and 11 3/8% Senior Subordinated Debentures due 2003 (the "11 3/8% Debentures", and together with the 11.25% Debentures, the "Senior Subordinated Debentures") and with the support of FCI's majority shareholder. On March 24, 1997, FCI filed a Registration Statement on Form S-4 (No. 333-23875) (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") for the purpose of soliciting prepetition acceptances of the Prepackaged Plan from holders of claims against or interests in FCI's and Flagstar's estates whose legal rights would be impaired by the Prepackaged Plan. On June 5, 1997, the Registration Statement was declared effective by the SEC, and FCI and Flagstar commenced their solicitation of votes on the Prepackaged Plan. On July 7, 1997, FCI and Flagstar completed their solicitation of votes on the Prepackaged Plan. The classes of holders of Flagstar's 10 7/8% Senior Notes due 2002 and 10 3/4% Senior Notes due 2001 (together, the "Old Senior Notes") and the classes of holders of the Senior Subordinated Debentures (which together represent approximately $1.5 billion in claims), as well as the classes of FCI's currently outstanding preferred stock (the "Old FCI Preferred Stock") and common stock (the "Old FCI Common Stock"), voted to accept the Prepackaged Plan by the requisite majorities required by the Bankruptcy Code. The only impaired class that voted to reject the Prepackaged Plan was the class of holders of Flagstar's 10% Convertible Debentures due 2014, formerly referred to as Flagstar 10% Convertible Junior Subordinated Debentures (the "10% Convertible Debentures").


The Prepackaged Plan as filed proposed to modify the rights of certain creditors of FCI and Flagstar in the following manner: (a) FCI and Flagstar would merge into one holding company ("Reorganized Flagstar"), (b) general unsecured claims would be unimpaired, (c) each holder of Old Senior Notes would receive such holder's pro rata portion of 100% of 11 1/4% Senior Notes due 2007 of Reorganized Flagstar in exchange for 100% of the principal amount of Old Senior Notes and accrued interest (subject to the right of Reorganized Flagstar to pay accrued interest in cash), (d) each holder of Senior Subordinated Debentures would receive such holder's pro rata portion of $0.01 par value common stock of Reorganized Flagstar (the "New Common Stock") equivalent to 95.5% of the New Common Stock to be outstanding upon the Effective Date plus the remaining 4.5% of the New Common Stock and certain warrants to be outstanding on the Effective Date that otherwise would have gone to holders of the 10% Convertible Debentures, the Old FCI Preferred Stock, and the Old FCI Common Stock had the class of 10% Convertible Debentures accepted the Prepackaged Plan. Because the class of 10% Convertible Debentures voted to reject the Prepackaged Plan, that class, and all junior classes, were not entitled to a recovery under the Prepackaged Plan. See Note 3 for information regarding such claims. Notwithstanding the terms of the Prepackaged Plan and its rejection by holders of the 10% Convertible Debentures, holders of the Senior Subordinated Debentures agreed, at the time of their approval of the Prepackaged Plan, by supplemental indenture, to make distributions to holders of the Old FCI Preferred Stock and Old FCI Common Stock because the classes of Old FCI Preferred Stock and Old FCI Common Stock each voted to accept the Prepackaged Plan. Specifically, the holders of the Senior Subordinated Debentures agreed to transfer (x) 1.25% of the New Common Stock to be outstanding on the Effective Date to the holders of Old FCI Preferred Stock and (y) warrants to purchase New Common Stock representing 7% of the New Common Stock on a fully diluted basis to the holders of Old FCI Common Stock.

The Prepackaged Plan's classification of the 10% Convertible Debentures as subordinate to the Senior Subordinated Debentures was challenged by certain holders of the 10% Convertible Debentures and was the subject of litigation before the Bankruptcy Court. On July 15, 1997, the Debtors and the Ad Hoc Committee of holders of Senior Subordinated Debentures filed a motion with the Bankruptcy Court (the "Classification Motion") seeking the entry of an order confirming the classifications in the Prepackaged Plan and enforcing the subordination provisions of the 10% Convertible Debentures as provided in the Indenture dated November 1, 1989 and Supplemental Indenture dated as of August 7, 1992 between Flagstar and the United States Trust Company of New York. On July 24, 1997, the United States Trustee appointed an Official Committee of Convertible Junior Debentureholders (the

"Official Junior Committee"). The Official Junior Committee opposed the Classification Motion. A hearing on the Classification Motion commenced on September 30, 1997 and was continued on October 1, November 5 and 6, 1997. On November 6, 1997, the Bankruptcy Court determined that the Supplemental Indenture executed by the Indenture Trustee and the Company in August 1992 violated the Indenture governing the 10% Convertible Debentures. Following this ruling, the Ad Hoc Committee, the Official Junior Committee and the Debtors entered into negotiations concerning the recovery that the 10% Convertible Debentureholders would receive. As a result of these negotiations, on November 7, 1997, the Debtors filed an Amended Joint Plan of Reorganization (the "Amended Plan"; together with the Prepackaged Plan, the "Plan") which was confirmed by the Bankruptcy Court and the material terms of which remain identical to the terms of the Prepackaged Plan described above with the following changes: (i) each holder of 10% Convertible Debentures will be entitled to receive on account of the unpaid principal amount of its 10% Convertible Debentures plus all unpaid interest which accrued thereon prior to the Petition Date, such holder's pro rata share of shares of New Common Stock equivalent to 4.5% of the New Common Stock and certain warrants to be outstanding on the Effective Date, and (ii) the remaining junior impaired classes (the classes of FCI Old Common Stock and FCI Old Preferred Stock) will receive or retain no property under the Amended Plan.

At the hearing on November 7, 1997 to consider the adequacy of FCI and Flagstar's Joint Disclosure Statement (the "Disclosure Statement") and to consider confirmation of the Amended Plan, the Bankruptcy Court ruled that (i) the Disclosure Statement contained adequate information to enable creditors to make an informed judgment about the Prepackaged Plan pursuant to section 1125 of the Bankruptcy Code, (ii) the modifications of the Prepackaged Plan by the Amended Plan complied with the Bankruptcy Code, did not materially adversely effect any class, and did not require further disclosure or solicitation, and
(iii) the Amended Plan would be confirmed as meeting the requirements of section 1129(a) of the Bankruptcy Code. The Bankruptcy Court's order confirming the Amended Plan was entered pursuant to such ruling on November 12, 1997, subject to notice to creditors. The Effective Date of the Amended Plan is contemplated to occur on or before March 15, 1998. All pending objections to the approval of the Disclosure Statement and confirmation of the Amended Plan were either resolved, withdrawn or overruled.

On the Petition Date, the Debtors filed a motion seeking approval of a $200 million debtor-in-possession financing facility (the "DIP Facility") between FCI, Flagstar, Holdings, certain subsidiaries of Flagstar, and The Chase Manhattan Bank ("Chase"). At a hearing on July 15, 1997, the Bankruptcy Court entered an interim order (the "Interim DIP Order") authorizing the Debtors to obtain up to $135 million in emergency post-petition credit through a combination of a revolving credit and a letter of credit facility. The Interim DIP Order authorized the Debtors to use funds from the DIP Facility for working capital and general corporate purposes and to refinance and replace existing credit under its prepetition credit agreement with a syndicate of banks (the "Credit Agreement"). On July 16, 1997, the initial extensions of credit were made pursuant to the Interim DIP Order. On August 12, 1997, the Bankruptcy Court entered a final order authorizing the Debtors to access the entire $200 million DIP Facility. The DIP Facility will remain in effect until the earlier to occur of (x) July 10, 1998 and (y) the substantial consummation of the Plan. For the period following the Debtors' emergence from Chapter 11, Chase has agreed to provide the Company with a $200 million senior secured revolving credit facility (the "Exit Facility") for the benefit of the Company's operating subsidiaries, which facility will refinance the DIP Facility upon the emergence of the Debtors from Chapter 11 and will be used thereafter for working capital and general corporate purposes and for letters of credit. The terms of the agreement with Chase for the Exit Facility have been approved by the Bankruptcy Court pursuant to the terms of the order confirming the Amended Plan.


Under Section 365 of the Bankruptcy Code, the Debtors have the right, subject to Bankruptcy Court approval, to assume or reject any executory contracts and unexpired leases. As described more fully in the Amended Plan, if an executory contract or unexpired lease entered into before the Petition Date is rejected by FCI or Flagstar, it will be treated as if FCI or Flagstar breached such contract or lease on the date immediately preceding the Petition Date, and the other party to the agreement may assert an unsecured claim for damages incurred as a result of the rejection. In the case of the rejection of employment agreements and real property leases, damages are subject to certain limitations imposed by Sections 365 and 502 of the Bankruptcy Code. The Company has decided not to reject any executory contracts or unexpired leases.

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

The Debtors are required to pay certain expenses of the Official Junior Committee, including counsel and professional fees, to the extent allowed by the Bankruptcy Court. (The Prepackaged Plan had also contemplated the Debtors' payment of expenses, including counsel and professional fees, of the Ad Hoc Committee and of an informal committee representing holders of the Old Senior Notes.) Other parties in interest in the Chapter 11 cases are also entitled to be heard on motions made in the Chapter 11 cases, including motions for approval of transactions outside the ordinary course of business.

For 120 days after the Petition Date, the Debtors have the exclusive right to propose and file an alternative or modified plan of reorganization and for 180 days after the Petition Date the exclusive right to solicit acceptances thereon (the "Exclusivity Periods"). FCI and Flagstar's exclusive right to file a plan of reorganization was set to expire on November 10, 1997, and their exclusive right to solicit acceptances thereof was set to expire on January 9, 1998. On November 7, 1997, the Bankruptcy Court granted FCI and Flagstar's request to extend the Exclusivity Periods for 90 days.

Note 3. Liabilities Subject to Compromise

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and are subject to compromise under the terms of the Plan.

                                                        October 1, 1997
                                                        ---------------
(In thousands)

10 3/4% Senior Notes Due 2001                             $    270,000
10 7/8% Senior Notes Due 2002                                  280,025
11.25% Senior Subordinated Debentures Due 2004                 722,411
11 3/8% Senior Subordinated Debentures Due 2003                125,000
10% Convertible Junior Subordinated Debentures Due 2014         99,259
Accrued interest                                               100,836
                                                           -----------
Total liabilities subject to compromise                    $ 1,597,531
                                                           ===========

Note 4. Reorganization Expenses

Reorganization expenses included in the accompanying Statements of Consolidated Operations consist of the following items:

(In thousands)

Professional fees                                       $     15,186
Debtor-in-possession financing expenses                        2,963
Other reorganization items                                     5,400
                                                      --------------
                                                        $     23,549
                                                      ==============
Note 5. Change in Fiscal Year

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four thirteen-week quarters during the year with each quarter ending on a Wednesday. Due to the timing of this change, the three quarters ended October 1, 1997 include more than thirty-nine weeks of operations. Carrows and Coco's include an additional six days, Denny's includes an additional five days, El Pollo Loco includes an additional week and Hardee's and Quincy's each include an additional day.

Note 6. Debt in Default

On March 17, 1997, in connection with the Prepackaged Plan described in Note 2, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of the 11 3/8% Debentures. In addition, on May 1, 1997, also in connection with the Prepackaged Plan described in Note 2, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of the 11.25% Debentures and the 10% Convertible Debentures, respectively. As a result of these nonpayments, and as a result of a continuation of such nonpayments for 30 days past their respective due dates, Flagstar is in default under the terms of the indentures governing such debentures. During the pendency of Flagstar's bankruptcy proceeding, Flagstar also missed the $14.5 million interest payment due September 15, 1997 on its 10 3/4% Senior Notes and the $7.1 million interest payment due
September 15, 1997 on its 11 3/8% Debentures. As described in more detail in
Note 2 to the financial statements, the bankruptcy filings operate as an automatic stay of all collection and enforcement actions by the holders of the Senior Subordinated Debentures, 10% Convertible Debentures, the Old Senior Notes and the respective indenture trustees with respect to Flagstar's failure to make the interest payments when due.

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

Note 8. Pro Forma Earnings Per Share

The Company will adopt Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" in the quarter ended December 31, 1997. In conjunction with such adoption, per share computations for prior interim and annual periods will be restated. This standard will require the presentation of "basic" and "diluted" earnings (loss) per share. For the quarter and three quarters ended October 1, 1997 and September 30, 1996, basic loss per share under the new standard will not differ from loss per share as presented in the consolidated financial statements. For such periods, under the new standard, diluted per share amounts will not differ from basic per share amounts since the Company's options, warrants and convertible debt and preferred stock will have an antidilutive impact on per share amounts due to the losses in those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in financial position as of October 1, 1997 and the results of operations for the quarter and three quarters ended October 1, 1997 as compared to the corresponding 1996 periods.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Flagstar Companies, Inc., its subsidiaries, and underlying restaurant concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: uncertainties related to the bankruptcy filings referred to in Note 2 and the arbitration proceeding referred to in Note 7 in the consolidated financial statements included herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis and in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

Chapter 11 Proceedings

As discussed in Note 2 to the consolidated financial statements, FCI and two of its subsidiaries, Flagstar and Holdings, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy
Court. The Debtors sought bankruptcy protection in order to implement the Prepackaged Plan of FCI and Flagstar. The Prepackaged Plan was developed with the full support of FCI's largest shareholder and through negotiations with the Ad Hoc Committee of holders of the Senior Subordinated Debentures, the Debtors' largest class of debtholders. The only impaired class that voted to reject the Prepackaged Plan was the class of holders of the 10% Convertible Debentures.

The Bankruptcy Court originally scheduled a confirmation hearing with respect to the Plan on October 7, 1997 which was subsequently adjourned by the Bankruptcy Court until November 6, 1997, and then again until November 7, 1997. On November 12, 1997 the Bankruptcy Court entered an order confirming the Amended Plan reflecting certain amendments from the Prepackaged Plan, agreed to by the Official Junior Committee representing the 10% Convertible Debentures, and settling the litigation with that class. The Amended Plan, as confirmed, effects a major financial restructuring that enables FCI and Flagstar to service their remaining debt obligations. For a detailed discussion concerning the Prepackaged Plan, the litigation with the 10% Convertible Debentureholders and the resulting Amended Plan, see Note 2 to the consolidated financial statements.

Results of Operations

Quarter Ended October 1, 1997 Compared to Quarter Ended September 30, 1996

The Company's consolidated revenue for the third quarter of 1997 decreased by $49.7 million (7.1%) as compared with the 1996 comparable quarter. This decrease reflects decreases in comparable store sales at all of the Company's concepts except for El Pollo Loco and Coco's, as well as a 46-unit decrease in Company-owned units. Such decreases are slightly offset by a $1.3 million increase in franchise revenue due to a 123-unit increase in franchise units.

Consolidated operating expenses for the third quarter of 1997 decreased by $45.6 million (7.0%) as compared with the 1996 comparable quarter. This decrease primarily reflects a decline in costs associated with the decline in revenue, the positive impact of cost cutting measures, and a 46-unit decrease in Company-owned units.

Consolidated operating income for the third quarter of 1997 decreased by $4.1 million (8.4%) as compared with the 1996 comparable quarter as a result of the factors noted above.

Consolidated interest and debt expense, net totaled $47.0 million during the 1997 quarter as compared with $68.9 million during the comparable 1996 period. The decrease is principally due to the fact that the Company ceased recording interest on the Senior Subordinated Debentures and 10% Convertible Debentures on July 11, 1997 in accordance with SOP 90-7. This decrease is partially offset by a $3.6 million charge representing interest and penalties associated with the early termination of the Company's interest rate exchange agreements. Such termination occurred in conjunction with the refinancing of the Company's bank credit facility necessitated by the bankruptcy filing on July 11, 1997.

Reorganization expenses include professional fees and other expenditures incurred by the Company in conjunction with the reorganization under Chapter 11 of the Bankruptcy Code as further discussed in Note 4 to the consolidated financial statements included herein.

The provision for (benefit from) income taxes from continuing operations for the quarter has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 2.8% for the 1997 quarter compared to a benefit for the comparable 1996 quarter reflecting an approximate rate of (39.3%). The change in the effective income tax rate from the prior year can be attributed to the recognition in the prior year of anticipated refunds due to the carryback of prior year tax losses.

The net loss was $17.8 million in the 1997 quarter as compared to $12.5 million for the prior year quarter. The increase in the net loss is due to the factors noted above.

Restaurant Operations:

The table below summarizes restaurant unit activity for the quarter ended October 1, 1997.

                                                               Units Converted
                                                       Units    from Company   Ending     Ending
                               Ending Units   Units   Closed/   to Franchise    Units      Units
                                  7/2/97      Opened    Sold     (Turnkeys)    10/1/97    9/30/96

                                ----------    ------    -----    ----------    ------    --------
Denny's
       Company owned                891          --        (2)       (2)        887         902
       Franchised                   716          15        --         2         733         653
       International licensees       26          --        --        --          26          25
                                ----------    ------   ------    ------       ------      ------
                                  1,633          15        (2)       --       1,646       1,580

Hardee's                            579(a)       --       (21)       --         558(a)      579

Quincy's                            198           1        (2)       --         197(b)      199

El Pollo Loco
       Company owned                 94           3        --        --          97          98
       Franchised                   143(a)       --        --        --         143(a)      128
       International licensees       10          --        (6)       --           4           8
                                   -------     ------    ------    ------       ------      ------
                                    247           3        (6)       --         244         234

Coco's
       Company owned                185           1        --        --         186         184
       Franchised                     7           1        --        --           8           6
       International licensees      286           6        --        --         292         266
                                   -------    -------    ------    ------       ------      ------
                                    478           8        --        --         486         456

Carrows
       Company owned                156          --        (2)       (1)        153         162
       Franchised                     1           1        --         1           3(b)       --
                                   -------   --------   ------    ------       ------      ------
                                    157           1        (2)       --         156         162
                                   -------   -------    ------    ------       ------      ------

                                  3,292          28       (33)       --       3,287       3,210
                                 ======      ======    =======    ======      ======      ======

(a) Unit count includes one Hardee's and El Pollo Loco dual unit. The unit's operating results are included in Hardee's operating results.

(b) Unit count includes one Quincy's unit converted to a Carrows that is operated by Quincy's as a Carrows franchise. The unit's operating results are included in Quincy's operating results. Intercompany franchise fees are eliminated in consolidation.


Denny's:
                                                   Quarter Ended                        %
($ in millions, except average unit and       October 1,      September 30,         Increase/
comp. store data)                                1997             1996             (Decrease)
                                              ----------      ------------         -----------
Net company sales                                 $292.0            $317.0               (7.9)
Franchise revenue                                   16.1              15.3                5.2
                                                --------           -------
    Total revenue                                  308.1             332.3               (7.3)
Operating expenses                                 275.7             298.8               (7.7)
                                                 -------           -------
Operating income                                  $ 32.4           $  33.5               (3.3)
                                                ========           =======

Average unit sales
    Company-operated                            $326,200          $348,000               (6.3)
    Franchise                                   $284,500          $299,700               (5.1)

Comparable Store Data (Company-Operated):
Comparable store sales (decrease) increase          (5.8%)             0.9%
Average guest check                             $   5.60           $  5.04               11.1

Denny's net company sales decreased by $25.0 million (7.9%) during the 1997 quarter as compared with the 1996 quarter. This decrease reflects 15 fewer Company-owned units and a decline in comparable store sales. The decrease in Company-owned units, primarily from units converted to franchise units, is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned restaurants to franchisees, along with selected restaurant closures where continued operation is considered uneconomical. The decline in comparable store sales was driven by lower guest counts, offset somewhat by an increase in average guest check. Both of these changes reflect the impact of the September 1996 price increase that eliminated certain value pricing. Franchise revenue for the quarter increased by $0.8 million (5.2%), primarily due to an 81-unit increase in the number of franchise units at the 1997 quarter end as compared with the 1996 quarter end.

Denny's operating expenses for the 1997 quarter as compared with the 1996 quarter decreased by $23.1 million (7.7%), reflecting the impact of 15 fewer Company-owned units and a decrease in labor costs associated with improved labor efficiencies and lower guest counts. These decreases are offset somewhat by increased costs for produce, coffee, sausage and bacon and increases in the Federal and state minimum wage rates. In addition,operating expenses in the current year quarter include $0.1 million of gains on sales of restaurants to franchisees as compared with $0.8 million in the prior year quarter. Food cost as a percent of revenue improved during the quarter due to the September 1996 price increase and a shift in promotional emphasis to higher margin products in the current quarter.

Denny's operating income for the 1997 quarter decreased by $1.1 million (3.3%) as compared to the comparable 1996 quarter as a result of the factors noted above.

Hardee's:
                                             Quarter Ended                 %
($ in millions, except average unit     October 1,     September 30,   Increase/
and comp. store data)                       1997           1996       (Decrease)
                                        ----------     -------------  ----------
Revenue                                    $134.0         $154.2        (13.1)
Operating expenses                          125.1          142.1        (12.0)
                                          -------         ------
Operating income                           $  8.9         $  12.1       (26.4)
                                          ========        =======

Average unit sales                       $239,400        $266,400       (10.1)

Comparable Store Data:
Comparable store sales decrease              (9.1%)          (6.1%)
Average guest check                      $   3.17        $   3.16         0.3



Hardee's revenue decreased by $20.2 million (13.1%) during the 1997 quarter as compared with the 1996 quarter, reflecting a 9.1% decline in comparable store sales as well as a 21-unit decrease in comparison to the prior year quarter. The decrease in comparable store sales reflects a decline in traffic reflecting the impact of continuing aggressive promotions by competitors within the quick-service category compounded by the persistent weakness of Hardee's brand positioning and advertising programs.

Hardee's operating expenses in the 1997 quarter decreased by $17.0 million (12.0%) in spite of increased labor costs due to the Federal minimum wage rate increase and the fact that there is a base level of labor and other fixed costs necessary regardless of sales levels. The net decrease primarily reflects the lower number of units, the impact on expenses from the lower comparable store sales noted above and management's continued focus on tight cost controls.


Hardee's operating income for the 1997 quarter decreased by $3.2 million (26.4%) as compared to the prior year quarter as a result of the factors noted above.


Quincy's:

                                            Quarter Ended                  %
($ in millions, except average unit     October 1,  September 30,     Increase/
and comp. store data)                      1997         1996        (Decrease)
                                        ----------  -------------   -----------
Revenue                                    $ 57.2     $  62.2             (8.0)
Operating expense                            56.1        61.4             (8.6)
                                         -------    ----------
Operating income                           $  1.1     $    0.8            37.5
                                         ========   ==========

Average unit sales                       $288,600     $313,000            (7.8)

Comparable Store Data:
Comparable store sales decrease              (7.1%)      (17.5%)
Average guest check                    $     6.20     $   6.07             2.1

Quincy's revenue decreased by $5.0 million (8.0%) during the 1997 quarter as compared with the 1996 quarter, reflecting a 7.1% decline in comparable store sales. The decrease in comparable store sales resulted from a decrease in traffic which was partially offset by an increase in average guest check. The decline in customer traffic reflects, among other things, continuing traffic declines in the family-steak category in general and the difficulty, in spite of product quality improvements and increased emphasis on consistency of service, of "winning back" customers who have been lost over the past several years.

Quincy's operating expenses in the 1997 quarter decreased by $5.3 million (8.6%) in spite of increased labor costs due to the Federal minimum wage rate increase and the fact that there is a base level of labor and other fixed costs necessary regardless of sales levels. The net decrease primarily reflects the impact on the expenses from the lower comparable store sales noted above and a decrease in product costs due to various cost reduction initiatives including purchasing contract renegotiations and reviews of product usage and packaging.

Quincy's operating income for the 1997 quarter increased by $0.3 million as compared to the prior year quarter as a result of the factors noted above.



El Pollo Loco:
                                           Quarter Ended                   %
($ in millions, except average unit     October 1,    September 30,    Increase/
and comp. store data)                      1997          1996         (Decrease)
                                        -----------   -----------     ----------

Net company sales                         $  29.2         $ 29.2             ---
Franchise revenue                             3.9            3.5            11.4
                                          --------     ---------
     Total revenue                           33.1           32.7             1.2
Operating expense                            29.6           29.2             1.4
                                          --------     ---------
Operating income                           $  3.5         $  3.5             ---
                                          ========      ========

Average unit sales
     Company-operated                    $309,200       $298,600             3.5
     Franchise                           $224,500       $216,600             3.6

Comparable Store Data
   (Company-Operated):
Comparable store sales increase               1.9%           6.5%
Average guest check                      $   6.69       $   6.65             0.6


El Pollo Loco's net company sales were unchanged for the 1997 quarter as compared with the 1996 quarter, despite a 1.9% comparable store sales increase, primarily due to a one-unit decrease in Company-owned units. The increase in the comparable stores sales was partially driven by a higher guest check average due to a shift in promotional emphasis, as well as an increase in weekly guest counts in comparison to the prior year quarter. Franchise revenue for the quarter increased by $0.4 million (11.4%), primarily due to a net increase of 11 franchise units at the 1997 quarter end as compared with the 1996 quarter end, reflecting the Company's strategy of focusing on growth through franchising, as well as an increase in franchise average unit sales.

El Pollo Loco's operating expenses for the 1997 quarter as compared with the 1996 quarter increased by $0.4 million (1.4%), primarily due to increased labor expenses due to Federal and state minimum wage rate increases, increased advertising expenses, and the timing of reengineering project expenditures. In addition, there were no gains on sales of restaurants to franchisees in the current quarter as compared to a $0.1 million gain in the 1996 quarter. The operating expense increase is offset somewhat by the impact on expenses
of  a  one-unit   decrease in Company-owned  units and a decrease in food costs primarily due to lower chicken prices as compared with the prior year.

El Pollo Loco's operating income for the 1997 quarter was unchanged as compared to the prior year quarter as a result of the factors noted above.




Coco's
                                             Quarter Ended               %
($ in millions, except average unit    October 1,    September 30,    Increase/
and comp. store data)                     1997           1996        (Decrease)
                                        ---------    ------------     ---------

Net company sales                         $ 68.2       $ 66.2            3.0
Franchise revenue                            1.1          1.1            ---
                                         --------   ---------
    Total revenue                           69.3         67.3            3.0
Operating expenses                          65.6         63.6            3.1
                                         --------   ---------
Operating income                         $   3.7     $    3.7            ---
                                         ========   =========

Average unit sales
    Company-operated                    $366,500     $356,900              2.7
    Franchise                           $441,700     $448,100             (1.4)

Comparable Store Data
  (Company-Operated):
Comparable store sales increase
  (decrease)                                 2.7%        (3.1%)
Average guest check (a)                 $   6.79     $   6.75              0.6



(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to better conform to Flagstar's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Coco's, the new method will generally result in higher weekly traffic counts and lower average guest checks than calculated under the previous method.

Coco's net company sales for the quarter ending October 1, 1997 increased $2.0 million (3.0%) as compared to the prior year comparable quarter. This increase is due primarily to an increase in comparable store sales which reflects an increase in average check as well as an increase in guest counts. In addition, the Company experienced an increase of two Company-owned units from the comparable quarter in 1996.

Franchise and foreign licensing revenue was essentially flat for the third quarter of 1997 as compared to the prior year quarter, in spite of two additional domestic franchise units in 1997 as well as an increase in the number of foreign licenses from 266 at September 26, 1996 to 292 at October 1, 1997. The increase in revenue from the additional domestic franchise units and foreign licenses was offset by lower royalties as a result of lower sales experienced by the Japan and Korea units due to economic conditions in those countries.

Coco's operating expenses for the third quarter of 1997 increased by $2.0 million (3.1%) as compared to the prior year quarter, reflecting the impact on expenses of the increase in net company revenue and the impact of Federal and state minimum wage rate increases. Such increases were somewhat offset by reduced product costs due to increased focus on portion size and minimizing waste.

Operating income for Coco's for the quarter ended October 1, 1997 as compared to the prior year quarter was essentially flat due to the factors noted above.

Carrows
                                            Quarter Ended                 %
($ in millions, except average unit     October 1,    September 30,    Increase/
and comp. store data)                     1997           1996         (Decrease)
                                        ----------    -------------   ----------
Net company sales                         $  52.4        $  54.8        (4.4)
Franchise revenue                             0.1          ---           ---
                                         --------       ---------
     Total revenue                           52.5           54.8        (4.2)
Operating expenses                           49.5           51.6        (4.1)
                                         --------       ---------
Operating income                         $    3.0       $    3.2        (6.2)
                                         ========       =========

Average unit sales
     Company-operated                    $339,500       $341,000        (0.4)

Comparable Store Data
  (Company-Operated):
Comparable store sales decrease              (0.3%)         (3.3%)
Average guest check (a)                  $   6.52       $   6.22         4.8


(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to better conform to Flagstar's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Carrows, the new method will generally result in lower weekly traffic counts and higher average guest checks than calculated under the previous method.

Carrows' net company sales decreased $2.4 million (4.4%) as compared to the prior year comparable quarter, reflecting the impact of a nine-unit decrease in the number of Company-owned restaurants as well as a slight decrease in comparable store sales. The decline in comparable store sales reflects a decrease in guest counts partially offset by an increase in average guest check. Carrows opened its second and third domestic franchise locations in the third quarter of 1997.

Carrows' operating expenses for the quarter ended October 1, 1997 decreased by $2.1 million (4.1%) as compared to the prior year quarter, reflecting the impact of nine fewer Company-owned units and a reduction in product costs during the quarter as a result of increased focus on waste reduction. Such decreases were somewhat offset by the impact of the Federal and state minimum wage rate increases.

Operating income for Carrows for the quarter ended October 1, 1997 as compared to the prior year quarter decreased $0.2 million due to the factors noted above.

Results of Operations

Three Quarters Ended October 1, 1997 Compared to Three Quarters Ended September 30, 1996

Company Consolidated

The Company's consolidated revenue for the three quarters ended October 1, 1997 increased by $108.5 million (5.8%) as compared with the 1996 comparable period. This increase is primarily attributable to two factors: the estimated $24.0 million impact due to the additional days in the three quarters ended October 1, 1997 in comparison to the prior year period and an approximate $202.3 million impact of an additional five months of operations of Coco's and Carrows in 1997 in comparison to 1996. Excluding the impact of the extra days and the Coco's and Carrows acquisition, revenue for the 1997 period decreased $117.8 million in comparison to the prior year period. This decrease reflects decreases in comparable store sales at all of the Company's concepts except for El Pollo Loco and Coco's, as well as a 46-unit decrease in Company-owned units. Such decreases are slightly offset by a $6.6 million increase in franchise revenue due to a 123-unit increase in franchise units.

Consolidated operating expenses for the three quarters ended October 1, 1997 increased by $114.2 million (6.5%) as compared with the 1996 comparable period. The expense increase is primarily attributable to two factors: the estimated $20.3 million impact of the additional days in the 1997 period in comparison to the prior year comparable period and a $190.6 million impact of the additional five months of operations of Coco's and Carrows in the current year period in comparison to the prior year comparable period. Excluding the extra days and the impact of the Coco's and Carrows acquisition, operating expenses for the 1997 period decreased $96.7 million in comparison to the prior year comparable period. This decrease primarily reflects a decline in costs associated with the decline in revenue, the positive impact of cost cutting measures, and the impact on expenses of a 46-unit decrease in Company-owned units.

Consolidated operating income for the three quarters ended October 1, 1997 decreased by $5.7 million (4.8%) as compared with the 1996 comparable period as a result of the factors noted above.

Consolidated interest and debt expense, net totaled $183.6 million during the 1997 period as compared with $189.1 million during the comparable 1996 period. The decrease is due principally to the fact that the Company ceased recording interest on the Senior Subordinated Debentures and 10% Convertible Debentures on July 11, 1997 in accordance with SOP 90-7. This decrease is partially offset by the addition of $12.1 million of interest and debt expense associated with the Coco's and Carrows acquisition in May 1996 and a $3.6 million charge representing interest and penalties associated with the early termination of the Company's interest rate exchange agreements in 1997. Such termination occurred in conjunction with the refinancing of the Company's bank facility necessitated by the bankruptcy filing on July 11, 1997. In addition, interest income for the 1997 period decreased $3.2 million in comparison to the prior year period due to decreased cash and cash equivalents available for investment during the 1997 period.

Reorganization expenses include professional fees and other expenditures incurred by the Company in conjunction with the reorganization under Chapter 11 of the Bankruptcy Code as further discussed in Note 4 to the consolidated financial statements included herein.

The provision for (benefit from) income taxes from continuing operations for the period has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 1.5% for the 1997 period compared to a benefit for the comparable 1996 period reflecting an approximate rate of (18.4%). The change in the effective income tax rate from the prior year can be attributed to the recognition in the prior year of anticipated refunds due to the carryback of prior year tax losses.

The net loss was $101.8 million in the 1997 period as compared to $57.3 million for the prior year comparable period. The increase in the net loss is due to the factors noted above.

Restaurant Operations:

Denny's:
                                                   Three Quarters Ended       %
($ in millions, except average unit and       October 1,    September 30,   Increase/
comp. store data)                              1997             1996         (Decrease)
                                              ------------  ------------     ----------

Net company sales                            $       873.4   $       912.9    (4.3)
Franchise revenue                                     46.2            41.3    11.9
                                               -----------    -----------
    Total revenue                                    919.6           954.2    (3.6)
Operating expenses                                   833.1           868.1    (4.0)
                                              ------------   -------------
Operating income                             $        86.5   $        86.1     0.5
                                              ===========    =============

Average unit sales
    Company-operated                         $   978,100     $   994,600      (1.7)
    Franchise                                $   827,000     $   833,400      (0.8)

Comparable Store Data (Company-Operated):
Comparable store sales (decrease) increase         (4.6%)           1.9%
Average guest check                          $      5.51     $     4.93       11.8


Denny's net company sales decreased by $39.5 million (4.3%) during the 1997 period as compared with the 1996 comparable period. This decrease reflects 15 fewer Company-owned units and a decrease in comparable store sales, somewhat offset by an estimated $21.7 million increase because of an additional five days in the 1997 period compared to the prior year period. The decrease in Company-owned units, the majority of which were converted to franchise units, is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned restaurants to franchisees, along with selected restaurant closures where continued operation is considered uneconomical. The decline in comparable store sales was driven by lower guest counts, partially offset by an increase in average guest check. Both fluctuations reflect the impact of the September 1996 price increase that eliminated certain value pricing. Franchise revenue for the period increased by $4.9 million (11.9%), reflecting 81 more franchised units at the 1997 period end than at the 1996 period end.

Denny's operating expenses for the 1997 period as compared with the 1996 comparable period decreased by $35.0 million (4.0%), reflecting the impact of 15 fewer Company-owned units and a decrease in labor costs associated with improved labor efficiencies and lower guest counts. These decreases are somewhat offset by an estimated $18.5 million impact from five additional days in the 1997 period compared to the 1996 period, increased costs for produce, coffee, bacon, and sausage and increases in the Federal and state minimum wage rates. In addition, operating expenses in the prior year period included $6.9 million of gains on sales of restaurants in comparison to $0.6 million of gains in the current period. Food cost as a percent of revenue improved during the period because of the September 1996 price increase and a shift to higher margin products in the 1997 period.

Denny's operating income for the 1997 period increased by $0.4 million (0.5%) as compared to the prior year comparable period as a result of the factors noted above.

Hardee's:

($ in millions, except average          Three Quarters Ended           %
 unit and comp. store data)         October 1,      September 30,   Increase/
                                       1997            1996         (Decrease)
                                   -------------   -----------     ----------

Revenue                            $       416.9   $       459.2     (9.2)
Operating expenses                         395.9           434.3     (8.8)
                                    -----------     -----------
Operating income                   $        21.0   $        24.9    (15.7)
                                   ===========     =============

Average unit sales                 $   727,400     $   792,600       (8.2)

Comparable Store Data:
Comparable store sales decrease         (8.2%)          (6.9%)
Average guest check                $     3.23      $    3.13          3.2


Hardee's  revenue  decreased by $42.3  million  (9.2%) during the 1997 period as compared with the 1996 comparaable period, reflecting an 8.2% decline in comparable store sales, as well as a 21-unit decrease in comparison to the prior year period end. The decrease in comparable store sales reflects a decline in traffic which was partially offset by an increase in average guest check. The decrease in traffic count reflects the impact of continuing aggressive promotions by competitors within the quick-service category compounded by the persistent weakness of Hardee's brand positioning and advertising programs.

Hardee's operating expenses in the 1997 period decreased by $38.4 million (8.8%), in spite of increased labor costs due to the Federal minimum wage rate increase and the fact that there is a base level of labor and other fixed costs necessary regardless of sales levels. The net decrease primarily reflects the impact of the cost reduction program implemented in the second half of 1996, the impact on expenses of the lower comparable store sales noted above and a 21-unit decrease in comparison to the prior year period end.

Hardee's operating income for the 1997 period decreased by $3.9 million (15.7%) as compared to the prior year period as a result of the factors noted above.


Quincy's:
                                             Three Quarters Ended           %
($ in millions, except average unit         October 1,    September 30, Increase/
 and comp. store data)                         1997         1996       (Decrease)
                                          -------------   ------------- ---------

Revenue                                   $       183.2   $       197.4     (7.2)
Operating expense                                 179.4           189.5     (5.3)
                                           -----------     ------------
Operating income                          $         3.8   $         7.9    (51.9)
                                           ===========     ============

Average unit sales                        $    922,900     $   991,000      (6.9)

Comparable Store Data:
Comparable store sales decrease                   (7.0%)         (10.9%)
Average guest check                       $        6.27    $       5.98     4.8



Quincy's revenue decreased by $14.2 million (7.2%) during the 1997 period as compared with the 1996 comparable period, reflecting a 7.0% decline in comparable store sales. The decrease in comparable store sales resulted from a decrease in traffic which was partially offset by an increase in average guest check. The decline in customer traffic reflects, among other things continuing traffic declines in the family-steak category in general and the difficulty, in spite of product quality improvements and increased emphasis on consistency of service, of "winning back" customers who have been lost over the past several years.

Quincy's operating expenses in the 1997 period decreased by $10.1 million (5.3%), primarily reflecting the impact on expenses of the lower comparable store sales noted above and a decrease in product costs due to various cost reduction initiatives including contract renegotiations and reviews of product usage and packaging. These decreases are somewhat offset by increased labor costs due to the Federal minimum wage rate increase, and the fact that certain labor and other fixed costs cannot be reduced in proportion to the significant decline in sales.

Quincy's operating income for the 1997 period decreased by $4.1 million as compared to the prior year period as a result of the factors noted above.


El Pollo Loco:
                                              Three Quarters Ended        %
($ in millions, except average unit and    October 1,   September 30,  Increase/
comp. store data)                           1997           1996       (Decrease)
                                         -----------    -----------    ---------
Net company sales                        $        87.3  $        87.2     0.1
Franchise revenues                                11.2            9.9    13.1
                                          -----------    -----------
     Total revenue                                98.5           97.1     1.4
Operating expense                                 87.9           86.4     1.7
                                           -----------    ------------
Operating income                         $        10.6  $        10.7    (0.9)
                                           ===========    ============

Average unit sales
     Company-operated                    $   921,000    $   873,200       5.5
     Franchise                           $   667,700    $   644,300       3.6

Comparable Store Data
 (Company-Operated):
Comparable store
 sales increase                                 0.0%           7.7%
Average guest check                      $      6.69     $     6.56       2.0


El Pollo Loco's net company sales increased $0.1 million (0.1%) during the 1997 period as compared with the 1996 comparable period. This increase reflects an estimated $2.3 million impact from the additional week in the 1997 period compared with the prior year comparable period. Excluding the impact of the additional week, revenue decreased $2.2 million in comparison to the prior year period, primarily reflecting a five-unit decrease in the number of units operating for the entire current year period as compared to the entire prior year period. Comparable store sales were unchanged as a result of lower customer counts offset by higher guest check averages, both of which are largely explained by a shift in promotional emphasis during the first two quarters of 1997. A menu price increase taken in March 1997 also contributed to the increase in average check in comparison to 1996. Franchise revenue for the 1997 period compared with the 1996 comparable period increased by $1.3 million (13.1%), primarily due to 11 more franchise units open at the end of the 1997 period as compared with the 1996 period, as well as an increase in franchise average unit sales. This increase in revenue over the prior year comparable period reflects the Company's strategy of focusing on growth through franchising.

El Pollo Loco's operating expenses for the 1997 period as compared with the 1996 comparable period increased by $1.5 million (1.7%), primarily reflecting an estimated $1.8 million impact from the additional week in the 1997 period in comparison to the prior year comparable period. Other factors which affected the current year period include an increase in advertising expenses, expenses related to El Pollo Loco's current reengineering project, and a slight increase in food costs over the comparable 1996 period. In addition, operating expenses in the current period include $0.4 million of gains on sales of restaurants in comparison to $0.6 million of gains in the prior comparable period. These increases were somewhat offset by lower promotional discounting and the impact of a shift in promotional emphasis.

El Pollo Loco's operating income for the 1997 period decreased by $0.1 million (0.9%) as compared to the prior year comparable period as a result of the factors noted above.



Coco's  and Carrows:

The following information is provided for analysis purposes only as it includes information for periods prior to the acquisition of Coco's and Carrows by the Company on May 23, 1996:


Coco's:
                                                   Three Quarters Ended            %
($ in millions, except average unit and       October 1,      September  30,   Increase/
comp. store data)                              1997              1996          (Decrease)
                                           ------------    -------------     -------------
Net company sales                           $     206.7    $       201.5          2.6
Franchise revenue                                   3.1              2.8         10.7
                                           -----------     --------------
    Total revenue                                 209.8            204.3          2.7
Operating expenses                                196.4            197.0         (0.3)
                                            -----------     -------------
Operating income                            $      13.4    $         7.3         83.6
                                            ===========    ==============

Average unit sales
    Company-operated                        $ 1,119,400    $   1,117,500          0.2
    Franchise                               $ 1,323,900    $   1,285,000          3.0

Comparable Store Data (Company-Operated):
Comparable store sales decrease                     0.1%            (2.3%)
Average guest check (a)                     $       6.70   $         6.79        (1.3)




(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to better conform to Flagstar's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Coco's, the new method will generally result in higher weekly traffic counts and lower average guest checks than calculated under the previous method.


Coco's net company sales increased $5.2 million (2.6%) for the three quarters ended October 1, 1997 as compared to the prior year comparable period. This increase reflects an estimated $4.8 million impact from the additional six days in the 1997 period in comparison to the prior year comparable period as well as a slight increase in comparable store sales. The increase in comparable store sales was driven by an increase in guest count somewhat offset by a decrease in average guest check.

Franchise and foreign licensing revenue increased by $0.3 million (10.7%) for the three quarters ended October 1, 1997 as compared to the prior year comparable period. This increase is a result of two additional domestic franchise units as well as an increase in the number of foreign licenses from 266 at September 26, 1996 to 292 at October 1, 1997.

Coco's operating expenses for the three quarters ended October 1, 1997 decreased by $0.6 million (0.3%) as compared to the prior year comparable period, primarily as a result of savings in product and labor costs due to an increased operations focus on cost controls, waste reduction and labor initiatives.
In addition,  the prior year included   non-recurring   adjustments of
approximately $1.6 million, which increased legal and workers' compensation expenses. No comparable charges are included in the current year period. These decreases were partially offset by the impact of an additional six days in the 1997 period as compared to the prior year comparable period and the increase in Federal and state minimum wage rates.

Operating income for Coco's for the three quarters ended October 1, 1997 as compared to the prior year comparable period in 1996 increased $6.1 million due to the factors noted above.

Carrows:
                                                     Three Quarters Ended                    %
($ in millions, except average unit and         October 1           September 30,      Increase/
comp. store data)                               1997                   1996            (Decrease)
                                             -----------       --------------------    ----------

Net company sales                              $ 161.2              $ 163.0            (1.1)
Franchise revenue                                  0.2                ---             ---
                                             ----------         ----------
     Total revenue                               161.4                163.0            (1.0)
Operating expenses                               152.5                157.1            (2.9)
                                              ---------         -----------
Operating income                            $      8.9            $     5.9            50.8
                                            ===========           =========

Average unit sales
     Company-operated                       $1,028,400           $1,044,600            (1.6)

Comparable Store Data (Company-Operated):
Comparable store sales decrease                  (1.5%)               (0.4%)
Average guest check (a)                     $     6.46           $     6.20            4.2



(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to better conform to Flagstar's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Carrows, the new method will generally result in lower weekly traffic counts and higher average guest checks than calculated under the previous method.


Carrows' net company sales decreased $1.8 million (1.1%) for the three quarters ended October 1, 1997 as compared to the prior year comparable period in spite of an estimated $3.8 million impact from the additional six days in the 1997 period in comparison to the prior year comparable period. The sales decrease is primarily the result of a nine-unit decrease in Company-owned restaurants and also reflects a decrease in comparable store sales. The decrease in comparable store sales was driven by a decrease in customer counts, partially offset by an increase in average guest check. Carrows opened its first domestic franchise location in the first quarter of 1997 and its second and third in the third quarter of 1997.

Carrows' operating expenses decreased $4.6 million (2.9%) for the three quarters ended October 1, 1997 as compared to the prior year comparable period, despite the impact of an additional six days in the 1997 period as compared to the prior year comparable period and increases in the Federal and state minimum wage rates. This expense decrease reflects the impact of approximately $1.5 million of non-recurring adjustments which increased legal and workers' compensation expenses in the prior year comparable period and also reflects savings in product and labor costs due to increased focus by operations on cost control, waste reduction and labor initiatives.

Operating income for Carrows increased $3.0 million for the three quarters ended October 1, 1997 as compared to the prior year comparable period due to the factors noted above.
                                       26

Liquidity and Capital Resources

Since the leveraged buyout of Flagstar in 1989, the Company has not achieved the revenue and earnings projections prepared at the time of the transaction, due in large part to increased competition, intensive pressure on pricing due to discounting, adverse economic conditions and relatively limited capital resources to respond to these changes. Such trends have generally continued into 1997. The Company's cash flows have been sufficient to fund its operations and make interest payments when due (although in anticipation of the Prepackaged Plan and related bankruptcy filings to implement the Prepackaged Plan, Flagstar did not make the March 15, 1997 interest payment on the 11 3/8% Debentures or the May 1, 1997 interest payments on the 11.25% Debentures or 10% Convertible Debentures). However, the Company's core businesses have not experienced cash flow growth sufficient to provide adequate funds to invest for future growth.

These conditions have presented both short-term and long-term financial challenges to the Company. To address these matters, management has developed and is continuing to develop plans to maintain its liquidity and improve its capital structure. Specifically, the Board of Directors elected not to declare the January 15, 1997 and April 15, 1997 quarterly dividends on the Old FCI Preferred Stock (the July 15, 1997 and October 15, 1997 payments were also not declared, in view of FCI's bankruptcy filing). In addition, on March 6, 1997, the Company's pre-bankruptcy Credit Agreement was amended to provide for less restrictive financial covenants for measurement periods ending on April 2, 1997 and July 2, 1997, as well as to provide Flagstar flexibility to forego scheduled interest payments due in March, May and June 1997 under the Old Senior Notes, the Senior Subordinated Debentures and the 10% Convertible Debentures without triggering a default under the Credit Agreement, unless any such debt was declared to be due and payable as a result of the failure to pay any such interest. On March 17, 1997, Flagstar elected not to make an interest payment due and payable as of that date with respect to the 11 3/8% Debentures. As a result, and as a result of a continuation of such non-payment for 30 days following the due date, Flagstar is in default under the indenture governing the 11 3/8% Debentures. In addition, on May 1, 1997, Flagstar elected not to make interest payments due and payable as of that date with respect to the 11.25% Debentures and the 10% Convertible Debentures. As a result, and as a result of such non-payment for 30 days following the due date, Flagstar is in default under the indentures governing such debentures. During the pendency of Flagstar's bankruptcy proceeding, Flagstar also missed the $14.5 million interest payment due September 15, 1997 on its 10 3/4% Senior Notes and the $7.1 million interest payment due September 15, 1997 on its 11 3/8% Debentures. As described in more detail in Note 2 to the consolidated financial statements, the bankruptcy filings operate as an automatic stay of all collection and enforcement actions by the holders of the Senior Subordinated Debentures, the 10% Convertible Debentures, the Old Senior Notes and by the respective indenture trustees with respect to Flagstar's failure to make the interest payments when due.

Management has concluded that, over the long term, a substantial restructuring or refinancing of the Company's debt is required to allow the Company to meet its long-term debt obligations and is a prerequisite to future growth through additional investment in its restaurants. In this regard, FCI and Flagstar developed the Prepackaged Plan.

As discussed in Note 2 to the consolidated financial statements, on July 11, 1997, the Debtors filed a motion with the Bankruptcy Court seeking authorization to enter into the DIP Facility between FCI, Flagstar, Holdings, certain subsidiaries of Flagstar and Chase. The DIP Facility refinanced the Credit Agreement and is otherwise available to the Company for working capital and general corporate purposes and for letters of credit during the pendency of the Chapter 11 case until the earlier to occur of (x) July 10, 1998 and (y) the substantial consummation of the Plan. At a hearing on July 15, 1997, the Bankruptcy Court entered the Interim DIP Order and on July 16, 1997, the initial extensions of credit under the DIP Facility were made pursuant to the Interim DIP Order. On August 12, 1997, the Bankruptcy Court entered a final order authorizing the Debtors to access the entire $200 million DIP Facility. As of October 1, 1997, the Company had working capital advances outstanding of $23.0 million and letters of credit outstanding of $79.9 million.

For the period following the Debtor's emergence from Chapter 11, the Company has entered into a written commitment letter pursuant to which it has received a commitment from Chase for a $200 million senior secured revolving credit facility (the "Exit Facility") for the benefit of certain of the Company's operating subsidiaries, which facility will refinance the DIP Facility upon the emergence of the Debtors from Chapter 11 and will be used thereafter for working capital and general corporate purposes and for letters of credit. The Company believes the DIP Facility and the Exit Facility, together with cash generated from operations, various cash management measures and other sources, will provide the Company with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months.

The DIP Facility is guaranteed by certain of the Company's operating subsidiaries and generally is secured by liens on the same collateral that secured the Company's obligations under the Credit Agreement. The Exit Facility will have the benefit of similar guarantees and collateral security (and the Company's guarantee and additional liens on the Company's corporate headquarters in Spartanburg, South Carolina and accounts receivable). The Exit Facility will have a maturity five (5) years from the date of the Company's emergence from Chapter 11 (subject to earlier termination of commitments in certain events). The DIP Facility contains negative covenants that restrict, among other things, the Company's ability to pay dividends, incur additional indebtedness, further encumber its assets and purchase or sell assets (as defined). The Exit Facility will contain certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for companies emerging from Chapter 11. The closing of the Exit Facility is subject, among other conditions, to negotiation of definitive agreements with Chase and the initial borrowings thereunder having been made on or before July 11, 1998, the date that is twelve months after the date on which FCI and Flagstar commenced their Chapter 11 cases. The agreement with Chase for the Exit Facility has been approved by the Bankruptcy Court pursuant to the order confirming the Amended Plan.

With respect to the long-term liquidity of the Company, the Company's management believes that, based on its forecasts, after giving effect to the Amended Plan, the Company will have sufficient operating cash flow from operations (together with funds available under the Exit Facility) to pay interest and scheduled amortization on all of its outstanding indebtedness and to fund anticipated capital expenditures through 1999. However, even if the reorganization is completed, the Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain operating cash flow.

At October 1, 1997 and December 31, 1996, the Company had working capital deficits, exclusive of net assets held for sale, of $286.5 million and $297.7 million, respectively. The decrease in the deficit is attributable primarily to a reclassification at October 1, 1997 of accrued interest of $100.8 million from current liabilities to liabilities subject to compromise, largely offset by a reduction in cash and cash equivalents which has been used for Company operations. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

Impact of Bankruptcy Petitions on Franchising

The operation of the Company's franchise system is subject to regulations enacted by a number of states, and rules promulgated by the Federal Trade Commission. Among other things, such regulations require that each franchising entity annually renew its Uniform Franchise Offering Circular (the "UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. When this occurs, the franchising entity must cease its sale of new franchises until the UFOC has been updated to make the required disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the involuntary Chapter 11 proceeding that was filed against Flagstar on June 17, 1997 (which was subsequently dismissed) and the subsequent filing of voluntary petitions with the Bankruptcy Court by FCI and Flagstar on July 11, 1997, management decided that it would be appropriate for the Company's franchising subsidiaries (Carrows, Coco's, Denny's and El Pollo Loco) to update their offering circulars and to cease sales of new franchises until an updated UFOC had been prepared and approved by those states that regulate the sale of franchises. Denny's obtained approval and began selling franchises again in all states in which it has significant operations in mid-July; Carrows and Coco's obtained approval and began selling franchises again in all states in which they have significant operations in late July; and El Pollo Loco resumed franchising in early August.

Due to the Bankruptcy Court's approval of the Amended Plan for FCI and Flagstar on November 7, 1997, management has decided that it would be appropriate for the Company's franchising subsidiaries to update their offering circulars and to cease sales of new franchises until an updated UFOC has been prepared and approved by those states that regulate the sale of franchises.

                          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

Chapter 11 Reorganization Under the Bankruptcy Code

As discussed in Note 2 to the consolidated financial statements, FCI and two of its subsidiaries, Flagstar and Holdings, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, Case Nos. 97-05431-B, 97-05795-B, and 97-05796-B (jointly administered under Case No. 97-05431-B). Flagstar's operating subsidiaries did not file for bankruptcy protection. On July 24, 1997, the United States Trustee appointed the Official Junior Committee. No other official committees have been appointed. On November 12, 1997, the Bankruptcy Court entered an order confirming the Amended Plan. The Bankruptcy Court will retain jurisdiction over certain matters pending the Effective Date and, pursuant to the terms of the Amended Plan, will retain jurisdiction over certain limited matters after the Effective Date.

Under Section 365 of the Bankruptcy Code, the Debtors have the right, subject to Bankruptcy Court approval, to assume or reject any executory contracts and unexpired leases. As described more fully in the Amended Plan, if an executory contract or unexpired lease entered into before the Petition Date is rejected by FCI or Flagstar, it will be treated as if FCI and Flagstar breached such contract or lease on the date immediately preceding the Petition Date, and the other party to the agreement may assert an unsecured claim for damages incurred as a result of the rejection. In the case of rejection of employment agreements and real property leases, damages are subject to certain limitations imposed by Sections 365 and 502 of the Bankruptcy Code. The Company has decided not to reject any executory contracts or unexpired leases.

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

The Debtors are required to pay certain expenses of the Official Junior Committee, including counsel and professional fees, to the extent allowed by the Bankruptcy Court. (The Prepackaged Plan had also contemplated the Debtors' payment of expenses, including counsel and professional fees, of the Ad Hoc Committee and of an informal committee representing holders of the Old Senior Notes.) Other parties in interest in the Chapter 11 cases are also entitled to be heard on motions made in the Chapter 11 cases, including motions for approval of transactions outside the ordinary course of business.

For  information  regarding  the  challenge  by holders  of the 10%  Convertible
Debentures to the Prepackaged Plan's classification of the 10% Convertible Debentures as subordinate to the Senior Subordinated Debentures and for a discussion of the outcome of such litigation, see Note 2 to the consolidated financial statements.

Other Parties in Interest

The interests of the holders of the Old Senior Notes are represented by an informal noteholders committee and the interests of the holders of the Senior Subordinated Debentures are represented by the Ad Hoc Committee of holders of Senior Subordinated Debentures.

The United States Trustee and the Bankruptcy Court approved and authorized the Company's retention of (i) the firms of Latham & Watkins; Weil, Gotshal & Manges, LLP; and the McNair Law Firm, P.A. as co-bankruptcy counsel and for certain other purposes; (ii) the firm of Parker, Poe, Adams & Bernstein LLP as special corporate and securities counsel and (iii) the firm of Deloitte & Touche LLP as accountants and auditors. The Bankruptcy Court granted a motion on July 11, 1997 authorizing the Company to retain outside professionals in the ordinary course of business subject to certain limitations.

Plan of Reorganization - Procedures

Under Section 1121 of the Bankruptcy Code, there is an exclusivity period (the "Exclusivity Period") during which only the Debtors may propose a plan of reorganization. Because the Debtors have already filed the Prepackaged Plan with the Bankruptcy Court, the Exclusivity Period runs for 180 days--i.e., no other party may file a plan unless no plan has been confirmed by the Bankruptcy Court within 180 days after the Petition Date. Under the Bankruptcy Code, upon notice and a hearing, a debtor, for cause shown, may seek extensions of the Exclusivity Period from the Bankruptcy Court. However, if the Bankruptcy Court were to appoint a Chapter 11 trustee, any party-in-interest may file a plan, regardless of whether any additional time remains in the Exclusivity Period. FCI and Flagstar's exclusive right to file a plan of reorganization was set to expire on November 10, 1997, and the exclusive right to solicit acceptances thereof was set to expire on January 9, 1998. On November 7, 1997, the Bankruptcy Court granted FCI and Flagstar's request to extend the Exclusivity Periods for 90 days.

Each of the Debtors filed with its Chapter 11 petition a list containing the names and addresses of its twenty largest known creditors. On August 11, 1997, Holdings filed its schedules of assets and liabilities and statements of financial affairs with the Bankruptcy Court, and on August 25, 1997, FCI and Flagstar filed their schedules of assets and liabilities and statements of financial affairs with the Bankruptcy Court. Section 501 of the Bankruptcy Code allows any creditor or indenture trustee to file a proof of claim with the Bankruptcy Court. A claim or interest, proof of which is filed under Bankruptcy Code Section 501, is deemed allowed unless a party-in-interest (including any of the Debtors) objects thereto. If an objection is made to the allowance of a claim, the Bankruptcy Court, after notice and hearing, will determine the amount, validity, and priority of such claim. Pursuant to the order confirming the Amended Plan, no deadline for filing proofs of claims will be enforced with respect to trade claims or other unimpaired claims.

As described in Note 2 to the consolidated financial statements, the Debtors solicited prepetition acceptances of their Prepackaged Plan prior to filing it with the Bankruptcy Court on the Petition Date. This solicitation was accomplished by means of a Registration Statement the Debtors filed with the SEC that became effective on June 5, 1997. The Registration Statement contained the Prepackaged Plan. The Prepackaged Plan, which was developed in the course of negotiations with a committee representing the Senior Subordinated Debentures (the Debtors' largest class of debtholders) and with the support of FCI's largest shareholder, was accepted by every class impaired thereunder except for one--the class of 10% Convertible Debentures. The classes of holders of the Old Senior Notes and the Senior Subordinated Debentures (which together represent approximately $1.5 billion of claims), as well as the classes of holders of the Old FCI Preferred Stock and the Old FCI Common Stock, all voted to accept the Prepackaged Plan.

On November 6, 1997, the Bankruptcy Court determined that the Supplemental Indenture executed by the Indenture Trustee and the Company in August 1992 violated the Indenture governing the 10% Convertible Debentures. Following this ruling, the Ad Hoc Debentureholders' Committee, the Official Junior Committee and the Debtors entered into negotiations concerning the recovery that the 10% Convertible Debentureholders would receive. As a result of these negotiations, on November 7, 1997, the Debtors filed the Amended Plan, which was confirmed by the Bankruptcy Court and the material terms of which remain identical to the terms of the Prepackaged Plan described above with the following changes: (i) each holder of 10% Convertible Debentures will be entitled to receive on account of the unpaid principal amount of its 10% Convertible Debentures plus all unpaid interest which accrued thereon prior to the Petition Date, such holder's pro rata share of shares of New Common Stock equivalent to 4.5% of the New Common Stock and certain warrants to be outstanding on the Effective Date, and (ii) the remaining junior impaired classes (the classes of FCI Old Common Stock and FCI Old Preferred Stock) will receive or retain no property under the Amended Plan.

At the hearing on November 7, 1997, to consider the adequacy of the Disclosure Statement and to consider confirmation of the Amended Plan, the Bankruptcy Court ruled that (i) the Disclosure Statement contained adequate information to enable creditors to make an informed judgment about the Prepackaged Plan pursuant to section 1125 of the Bankruptcy Code, (ii) the modifications of the Prepackaged Plan by the Amended Plan complied with the Bankruptcy Code, did not materially adversely effect any class, and did not require further disclosure or solicitation, and (iii) the Amended Plan would be confirmed as meeting the requirements of section 1129(a) of the Bankruptcy Code. The Bankruptcy Court's order confirming the Amended Plan was entered pursuant to such ruling on November 12, 1997, subject to notice to creditors. The Effective Date of the Amended Plan is contemplated to occur on or before March 15, 1998. All pending objections to the approval of the Disclosure Statement and confirmation of the Amended Plan were either resolved, withdrawn or overruled.

Item 2. Changes in Securities and Use of Proceeds.

As of July 10, 1997, Flagstar and the indenture trustee for the 11 3/8% Debentures and 11.25% Debentures executed supplemental indentures amending the indentures governing such securities, upon the receipt of consents of securityholders pursuant to such indentures, in order to implement certain agreements relating to the Prepackaged Plan as described in Note 2 to the consolidated financial statements included elsewhere herein. As a result of amendments to the Prepackaged Plan, however, as reflected in the Amended Plan confirmed by the Bankruptcy Court, the provisions of such supplemental indentures are of no force or effect.

Item 3.  Defaults Upon Senior Securities

On March 17, 1997, Flagstar elected not to make the $7.1 million interest payment due and payable as of that date to holders of its 11 3/8% Senior Subordinated Debentures. In addition, on May 1, 1997, Flagstar elected not to make the $40.6 million and $5.0 million interest payments due and payable as of that date to holders of its 11.25% Senior Subordinated Debentures and its 10% Convertible Debentures, respectively. As a result of these nonpayments, and as a result of a continuation of such nonpayments for 30 days following their respective due dates, Flagstar is in default under the indentures governing such debentures. During the pendency of Flagstar's bankruptcy proceeding, Flagstar also missed the $14.5 million interest payment due September 15, 1997 on its 10 3/4% Senior Notes and the $7.1 million interest payment due September 15, 1997 on its 11 3/8% Debentures. As described in more detail in Note 2 to the consolidated financial statements, the bankruptcy filings on July 11, 1997 operate as an automatic stay of all collection and enforcement actions by the holders of the Senior Subordinated Debentures, 10% Convertible Debentures, the Old Senior Notes and the respective indenture trustees with respect to Flagstar's failure to make the interest payments when due.

The Company did not make the fourth quarter 1996 or first, second and third quarter 1997 dividend payments on the Old FCI Preferred Stock. Such cumulative dividends that have not been declared or paid total $14.2 million or $.33 per common share at October 1, 1997.


Item 4.  Other Information

FCI's Common Stock and Preferred Stock, through May 16, 1997, were traded on the NASDAQ National Market System under the symbol "FLST" and "FLSTP", respectively. As of the close of business on May 16, 1997, the Common Stock and the Preferred Stock were delisted for trading on the NASDAQ National Market. Although such securities will continue to be traded in the over-the-counter market, it is anticipated that such trading activity will be limited and sporadic.

Item 5.  Exhibits and Reports on Form 8-K

a.                The following are included as exhibits to this report:

Exhibit
  No.             Description
------           ------------

  4.1     Fourth  Amendment  and Limited  Waiver,  dated July 9, 1997, to the
          Credit Agreement,  dated as of May 23, 1996, by and among FRD
          Acquisition Co., FRI-M Corporation, certain lenders and co-agents named therein, and Credit Lyonnais New York Branch as administrative agent.

  4.2     Supplemental Indenture dated as of July 10, 1997 to Indenture dated
          September 23, 1993 relating to the 11 3/8% Debentures.

  4.3     Supplemental Indenture dated as of July 10, 1997 to Indenture dated
          November 16, 1992 relating to the 11.25% Debentures.


10.1 Revolving Credit and Guaranty Agreement, dated as of July 11, 1997, among Flagstar Corporation, as Borrower, Flagstar Companies, Inc.,
          Flagstar Holdings, Inc. and Borrower's Subsidiaries, as guarantors, the banks named therein and Chase Manhattan Bank, as agent (referred to herein as the "DIP Facility").

10.2 First Amendment to Revolving Credit and Guaranty Agreement, Dated as of August 15, 1997.


27        Financial Data Schedule

  b. The Company filed a report on Form 8-K on July 24, 1997 providing certain information in Item 3. Bankruptcy or Receivership of such reports. That filing reported that on July 11, 1997 the Company and its wholly-owned subsidiary, Flagstar Corporation, filed their joint prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina. No financial statements were included in the filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FLAGSTAR COMPANIES, INC.




Date:    November 17, 1997                    By:  /s/ Rhonda J. Parish
                                                   ---------------------------
                                                   Rhonda J. Parish
                                                   Senior Vice President,
                                                   General Counsel and Secretary





Date:    November 17, 1997                    By: /s/ C. Robert Campbell
                                                  ----------------------------
                                                  C. Robert Campbell
                                                  Executive Vice President and
                                                  Chief Financial Officer