Form 10-K
period 1997-12-31
ADVANTICA RESTAURANT GROUP INC
filed 1998-03-31
CIK 852772

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the transition period from       to
                               -----    -----

Commission file number 0-18051


                       Advantica Restaurant Group, Inc.
            (Exact name of registrant as specified in its charter)

                    Delaware                           13-3487402
           (State or other jurisdiction             (I.R.S. employer
            of incorporation or organization)     identification no.)
               203 East Main Street                    29319-9966
                                                  (Zip code)
              Spartanburg, South Carolina
             (Address of principal
               executive offices)

      Registrant's telephone number, including area code: (864) 597-8000.

                                ---------------
          Securities registered pursuant to Section 12(b) of the Act:


                         Name of each exchange on
 Title of each class         which registered
---------------------   -------------------------
          None                     None

                                ---------------
          Securities registered pursuant to Section 12(g) of the Act:

                         $.01 Par Value, Common Stock

                 Common Stock Warrants expiring January 7, 2005

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

                                 Yes X     No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $293,345,612 based upon the closing sales price of registrant's Common Stock on March 16, 1998 of $9.69 per share.

     As of March 16, 1998, 40,000,000 shares of registrant's Common Stock, $.01 par value per share, were outstanding.

     Documents incorporated by reference. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 1998 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Table of Contents




                                                                                                    Page
                                                                                                   -----
Part I
Item 1.  Business ................................................................................   1
Item 2.  Properties ..............................................................................  11
Item 3.  Legal Proceedings .......................................................................  13
Item 4.  Submission of Matters to a Vote of Security Holders .....................................  13
Part II
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters ...................  14
Item 6.  Selected Financial Data .................................................................  15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...  17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..............................  33
Item 8.  Financial Statements and Supplementary Data .............................................  33
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....  33
Part III
Item 10. Directors and Executive Officers of the Registrant ......................................  34
Item 11. Executive Compensation ..................................................................  34
Item 12. Security Ownership of Certain Beneficial Owners and Management ..........................  34
Item 13. Certain Relationships and Related Transactions ..........................................  34
Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................  39
Index to Financial Statements ..................................................................
                                                                                                    F-1
Signatures

Forward-Looking Statements

     The forward-looking statements included in the "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K. (See Exhibit 99 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995.) Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                                    PART I

Item 1. Business

Introduction

     Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc.) ("Advantica" and together with its subsidiaries, including predecessors, the "Company") is one of the largest restaurant companies in the United States, operating (directly and through franchisees) approximately 3,300 moderately-priced restaurants.

     Flagstar Companies, Inc. ("FCI") was organized as a holding company in 1988 in order to effect the 1989 acquisition of Flagstar Corporation ("Flagstar"). On November 16, 1992, FCI and Flagstar consummated the principal elements of a recapitalization (the "1992 Recapitalization"), as a result of which two partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR") acquired control of FCI and Flagstar. Prior to June 16, 1993, FCI and Flagstar had been known, respectively, as TW Holdings, Inc. and TW Services, Inc.

     As a result of the 1989 leveraged buyout of Flagstar, the Company became and remains (even after giving effect to the Plan (as defined below)) very highly leveraged. While the Company's cash flows have been sufficient to cover interest costs, operating results since the buyout in 1989 have fallen short of expectations. Such shortfalls resulted from negative operating trends due to increased competition, intense pressure on pricing due to discounting, declining customer traffic and relatively limited capital resources to respond to these changes. These operating trends generally continued through 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional information.

     On May 23, 1996, the Company, through FRD Acquisition Co. ("FRD"), a newly formed subsidiary, consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 Company-owned units within the mid-scale family-style dining category to strengthen the Company position in the family-style restaurant category, particularly in California, one of the Company's core markets. The ultimate acquisition price of $313.4 million was paid in consideration for all of the outstanding stock of FRI-M Corporation ("FRI-M"), then a subsidiary of Family Restaurants, Inc. ("FRI"), which owns the Coco's and Carrows chains. The acquisition was accounted for using the purchase method of accounting and is reflected in the Company's Consolidated Financial Statements and Notes thereto included herein as of the acquisition date.

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


The 1997 Restructuring

     In early 1997, the Company hired Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist in exploring alternatives to improve the Company's capital structure. Subsequently, the Company's management concluded, in light of operating trends experienced by the Company and the Company's liquidity and capital needs, that the reorganizational alternative best designed to recapitalize the Company over the long-term and maximize the recovery of all stakeholders was a prepackaged plan pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Toward that end, beginning in February 1997, FCI and Flagstar commenced intensive negotiations with various creditors in an effort to enable the Company to restructure its indebtedness through such a prepackaged filing. The prepackaged plan, the principal terms of which were announced by FCI and Flagstar on March 17, 1997 (the "Original Plan"), was the result of such negotiation and effort. On June 5, 1997, FCI and Flagstar commenced a solicitation of votes on the Original Plan by holders of impaired claims and impaired equity interests entitled to vote thereon. The Original Plan was accepted by all but one class that voted, and on July 11, 1997 (the "Petition Date") FCI and Flagstar filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). Flagstar Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Flagstar, filed its petition on June 27, 1997. FCI's operating subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries) did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings. The Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan") (as amended following the resolution of certain issues before the Bankruptcy Court) was confirmed by the Bankruptcy Court pursuant to an order entered as of November 12, 1997 and became effective January 7, 1998. As a result of the reorganization, FCI and Flagstar significantly reduced their debt and simplified their capital structure.

   Material features of the Plan, as it became effective as of January 7, 1998
     (the "Effective Date"), are as follows:

   (a) Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc.;

   (b) The following securities of FCI and Flagstar were canceled, extinguished and retired as of the Effective Date: (i) Flagstar's 10 7/8% Senior Notes due 2002 (the "10 7/8% Senior Notes") and 10 3/4% Senior Notes due 2001 (the "10 3/4% Senior Notes" and, collectively with the
      10 7/8% Senior Notes due 2002, the "Old Senior Notes"), (ii) Flagstar's 11.25% Senior Subordinated Debentures due 2004 (the "11.25% Debentures") and 11 3/8% Senior Subordinated Debentures due 2003 (the "11 3/8% Debentures" and, collectively with the 11.25% Senior Subordinated Debentures due 2004, the "Senior Subordinated Debentures"), (iii) Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "10% Convertible Debentures"), (iv) FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock (the "Old Preferred Stock") and
      (v) FCI's $.50 par value common stock (the "Old Common Stock");

   (c) Advantica had 100 million authorized shares of $.01 par value common stock (the "Common Stock") (of which 40 million were deemed issued and outstanding on the Effective Date pursuant to the Plan subject to completion of the exchange of securities as contemplated by such plan) and 25 million authorized shares of preferred stock (none of which are currently outstanding). Pursuant to the Plan, ten percent (10%) of the number of shares of Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, is reserved for issuance under a new management stock option program. Additionally, 4 million shares of Common Stock are reserved for issuance upon the exercise of new warrants expiring January 7, 2005 that were deemed issued and outstanding on the Effective Date and entitle the holders thereof to purchase in the aggregate 4 million shares of Common Stock at an exercise price of $14.60 per share (the "Warrants");

   (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4 % Senior Notes due 2007 (the "New Senior Notes") in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

   (e) Each holder of the Senior Subordinated Debentures received such holder's pro rata portion of shares of Common Stock equivalent to 95.5% of the Common Stock issued on the Effective Date;

   (f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (i) shares of Common Stock equivalent to 4.5% of the Common Stock issued on the Effective Date and (ii) 100% of the Warrants issued on the Effective Date; and

   (g) Advantica refinanced its prior credit facilities by entering into a new credit facility with The Chase Manhattan Bank ("Chase") and other lenders named therein, providing the Company (excluding FRI-M) with a $200 million senior revolving credit facility (the "Credit Facility").

     Further discussion of the bankruptcy reorganization proceedings is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements included in this Form 10-K.


Pending Sale of Hardee's Operation

     On February 18, 1998 Advantica entered into a definitive agreement with CKE Restaurants, Inc. ("CKE") for the sale of stock of Flagstar Enterprises, Inc. ("FEI"), a wholly-owned subsidiary which operates the Company's Hardee's restaurants under licenses from Hardee's Food Systems, Inc. ("HFS"), a wholly-owned subsidiary of CKE. As contemplated by such agreement, the Company would receive $380.8 million in cash (subject to certain adjustments) in exchange for all of the outstanding stock of FEI. In addition, CKE would assume $45.6 million of capital leases. The definitive agreement with CKE includes a covenant not to compete which expires on the second anniversary of the closing date of the transaction. In general, the convenant requires that the Company not engage, directly or indirectly, in the quick-service hamburger restaurant business in certain designated market areas. The transaction is expected to be completed on or about April 1, 1998. Approximately $180 million of the proceeds of such transaction, if consummated, (together with $20.7 million previously on deposit with respect to certain Mortgage Financings as defined herein) will be applied to effect an in-substance defeasance of such Mortgage Financings of FEI and Quincy's Restaurants, Inc. with a book value of $177.6 million at December 31, 1997 plus accrued interest of $2.3 million. Such Mortgage Financings are collateralized by certain assets of FEI and its wholly-owned subsidiary Spardee's Realty, Inc. and certain assets of Quincy's Restaurants, Inc. and its wholly-owned subsidiary Quincy's Realty, Inc. The Company intends to replace such collateral by purchasing Defeasance Eligible Investments

(as defined in documents governing such Mortgage Financings) which will be deposited in an irrevocable trust to satisfy principal and interest payments under such Mortgage Financings through the stated maturity date in the year 2000. The proposed transaction would require consents of the lenders under the Credit Facility, and the Company is currently negotiating the terms of an amendment which would include such consent.

     As a result of the adoption of fresh start reporting as of the Effective Date (as further discussed in Note 1 to the Consolidated Financial Statements included in this Form 10-K), the net assets of FEI will be adjusted to fair value less estimated costs of disposal based on the terms of the definitive agreement. To the extent that the final terms of the disposition reflect a different fair value than that used as of the Effective Date, the effect of such difference will be an adjustment to the reorganization value in excess of amounts allocable to identifiable assets. Accordingly, the Company anticipates there will be no additional gain or loss on the disposition of FEI in periods subsequent to the effective date.


Restaurants

     The Company's operations are conducted through six restaurant chains or concepts, four chains in the full-service mid-scale dining segment and two in the quick-service segment. Denny's, the Company's largest concept, is the nation's largest chain of family-style, full-service restaurants, with more than 1,650 units in 49 states, two U.S. territories, and two foreign countries. Denny's largest concentration is in California and Florida with 552 units in these two states. Management believes that Denny's has the leading share of the national market in the family-style category. Quincy's, with 180 locations (69 of which management intends to close during 1998), is one of the largest chains of family-steak restaurants in the southeastern United States, offering steak, chicken and seafood entrees as well as a buffet bar, called "America's Home Plate." A weekend breakfast buffet is also available at most Quincy's locations. Advantica also operates El Pollo Loco, a chain of 247 quick-service restaurants featuring flame-broiled chicken products and related Mexican food items, with a strong regional presence in California. As indicated above, Advantica acquired the Coco's and Carrows chains in 1996. Coco's is a bakery restaurant chain operating 493 units in seven western states and three foreign countries. Coco's offers a wide variety of fresh-baked goods and value priced meals that capitalize on emerging food trends in the western United States. The Carrows chain, consisting of 154 units located primarily in seven western states, specializes in traditional American food, with an emphasis on quality, homestyle fare at an excellent value. Hardee's is a chain of quick-service restaurants of which Advantica, with 557 units located primarily in the Southeast, is the largest franchisee. Although specializing in sandwiches, Advantica's Hardee's restaurants serve fried chicken and offer a breakfast menu that accounts for approximately 47% of total sales and features the chain's famous "made-from-scratch" biscuits. For a breakdown of the total revenues contributed by each referenced concept for the last three years, see the corresponding section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." For information concerning the pending sale of the Company's Hardee's operation, see "Pending Sale of Hardee's Operation."

     Although operating in two distinct segments of the restaurant industry -- full-service and quick-service -- the Company's restaurants benefit from a single management strategy that emphasizes superior value and quality, friendly and attentive service and appealing facilities. During 1997, the Company continued its strategy of growth through franchising, adding a net 41 total units to the system, representing an increase of 106 franchise/licensed units, offset by a decline of 65 Company-owned units. The increase in franchise/licensed units and the decrease in Company-owned units includes a net of 15 units which were sold to franchisees ("turnkeyed"). The Company intends to continue focusing on growth in the franchise arena in 1998.

     The Company believes its restaurant operations benefit from the diversity of the restaurant concepts represented by its six chains, the generally strong market positions and consumer recognition enjoyed by these chains, the benefits of a centralized support system for purchasing, menu development, human resources, management information systems, site selection, restaurant design and construction, and an aggressive management team. Denny's, Quincy's, Coco's and Carrows may benefit from the demographic trend of aging baby boomers and the growing population of senior citizens. The largest percentage of "mid-scale" customers are in the 35 and up age category. In the quick-service segment, the Company expects El Pollo Loco to increase its strong position in the Southwest.

     During 1995, the Company identified 36 underperforming units for sale or closure generally during 1996. As of December 31, 1997, two units remain relative to the 1995 restructuring plan. Management intends to dispose of one of the remaining units and to continue operating the other.

     During the fourth quarter of 1997, the Company approved a restructuring plan to significantly reduce the size of its Quincy's chain. In addition to the sale or closure of restaurants, the restructuring plan will result in the elimination of certain restaurant, field management and corporate support positions. As a result of this plan, the Company identified 88 underperforming units for sale or closure, 19 of which were closed during 1997. The carrying value of these units has been written down to estimated fair value less costs to sell. In addition, six Quincy's units which will continue operating were identified as impaired, as the estimated future undiscounted cash flows of each of these units is insufficient to recover the related carrying value. As such, the carrying values of these units were written down to the Company's estimate of fair value.

     See Note 5 to the Consolidated Financial Statements for additional information concerning the 1995 and 1997 restructurings.


     Denny's

     Denny's is the largest full-service family-style restaurant chain in the mid-scale segment in the United States in terms of both number of units and systemwide sales. Denny's restaurants currently operate in 49 states, two U.S. territories and two foreign countries, with principal concentrations in California, Florida, Texas, Arizona, Washington, Illinois, Ohio and Pennsylvania. Denny's restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service to a broad spectrum of customers. The restaurants generally are open 24 hours a day, seven days a week. All Denny's restaurants have uniform menus (with some regional and seasonal variations) offering traditional family fare (including breakfast items, steaks, chicken, hamburgers and sandwiches) and provide both counter and table service. Denny's sales are evenly distributed across each of its dayparts; however, breakfast items account for the majority of Denny's sales. Denny's restaurants had a 1997 average guest check of $5.54 and average unit sales of $1.3 million. Denny's currently employs approximately 38,500 people.

     Historically, Denny's has had the lowest average guest check within the family-style category. This value position was reinforced through the introduction of a value menu in January 1996, featuring value priced items for breakfast, lunch and dinner with tiered pricing starting at $1.99, $2.99 and $3.99, respectively. Denny's has sought to further expand the customer perception of value through the use of themed, higher-quality new product introductions such as "America's Favorite Omelets," "Major League Burgers" and "Signature Skillets." These new products are supported through television advertising and restaurant-based media including special menus, posters and window clings. The Company expects to refine and accelerate these efforts in 1998.

     Denny's has supported several capital spending initiatives designed to enhance the competitive position of the brand. Over the last four years, the restaurants in several market areas have been "reimaged," which involves an updated exterior, new signage and an improved interior layout with more comfortable seating and enhanced lighting. Most other restaurants have received new landscaping, paint, exterior lighting and parking lot repairs. Furthermore, the Company continues to focus on issues related to guest comfort and access, including systematic remodels to bring restaurants into compliance with the Americans with Disabilities Act ("ADA").

     All domestic Company-owned restaurants received new point-of-sale technology during 1997, along with certain other equipment designed to improve operations and accommodate new product introductions. A restaurant reegineering project, begun in late 1996, has progressed to the "mock up" stage, and improved design elements and processes are being incorporated into new and existing restaurants.

     During 1997, Denny's franchisees opened two "Denny's Classic Diners." These restaurants have an upbeat, nostalgic look and feel that appeals to younger customers, while retaining Denny's core brand equities. The Classic Diner features a modular, metal-skinned facility, new uniforms, music and a tailored menu to create an energized dining experience. Operating trends to date are encouraging, with a reduced per-unit investment producing above-average sales when compared to the traditional Denny's restaurant. The Company plans to accelerate the development of the Classic Diner format in 1998.

     Denny's opened 77 new franchised units in 1997, a new record for the Company, and management believes that over the last four years Denny's has opened more new units cumulatively than any competitor in the mid-scale segment. Denny's also continues to supplement its franchise development efforts by selectively selling Company-owned units to franchisees. There were a total of 758 franchised/licensed units at the end of 1997, or 46% of all Denny's restaurants. The initial fee for a single Denny's franchise is $35,000 and the current royalty payment is 4% of gross sales.


     Hardee's

     As discussed above, the Company has entered into a definitive agreement for the sale of FEI, which operates the Company's Hardee's restaurants. For additional information, see "Pending Sale of Hardee's Operation."

     The Company's Hardee's restaurants are operated under licenses from HFS, the fifth largest sandwich chain in the United States based on national systemwide sales. The Company is HFS' largest franchisee, operating 18% of Hardee's restaurants nationwide. The 557 Hardee's restaurants operated by the Company at December 31, 1997 are located primarily in six southeastern states. The Company's Hardee's restaurants provide uniform menus in a quick-service format targeted to a broad spectrum of customers. The restaurants offer hamburgers, chicken, roast beef and fish sandwiches, hot dogs and low-fat yogurt, as well as a breakfast menu featuring Hardee's popular "made-from-scratch" biscuits. To add variety to its menu, further differentiate its restaurants from those of its major competitors and increase customer traffic during the traditionally slower late afternoon and evening periods, HFS completed the roll out of fresh fried chicken as a menu item in 1993.

     Substantially all of the Company's Hardee's restaurants have drive-thru facilities, which provided 52% of the concept's revenues in 1997. Most of the restaurants are open 16-17 hours a day, seven days a week. Operating hours of selected units have been extended to 24 hours a day on weekends. Hardee's breakfast menu, featuring the chain's signature "made-from-scratch" biscuits, accounts for approximately 47% of total sales at the Company's Hardee's restaurants. The average guest check at the Company's Hardee's was $3.23 in 1997, and average annual unit sales for the Company's Hardee's restaurants was approximately $1.0 million. Advantica's Hardee's currently employ approximately 19,400 people.

     Each Hardee's restaurant is operated under a separate license from HFS. Each license grants the exclusive right, in exchange for a franchise fee, royalty payments and certain covenants, to operate a Hardee's restaurant in a described territory, generally a town or an area measured by a radius from the restaurant site. Each license has a term of 20 years from the date the restaurant is first opened for business and is non-cancelable by HFS, except for the Company's failure to abide by its covenants. Earlier issued license agreements are renewable under HFS' renewal policy; more recent license agreements provide for successive five-year renewals upon expiration, generally at rates then in effect for new licenses. Each year, a number of the Company's licenses are scheduled for renewal. The Company has historically experienced no difficulty in obtaining such renewals and does not anticipate any problems in the future. An arbitration proceeding is pending between the Company and HFS relating to certain matters arising under these license agreements. Such proceeding has been suspended in connection with the pending sale of FEI to HFS' parent company. If the pending sale is consummated, all claims by the Company against HFS would be released.

     The Company's territorial development agreement with HFS, which called for the Company to open a specified number of Hardee's restaurants in a development territory in the Southeast (and certain adjacent areas) by the end of 1996, was terminated during the fourth quarter of 1995. Termination of such agreement makes the Company's development rights non-exclusive in the development territory. As a result, HFS and other Hardee's franchisees along with the Company are permitted to open Hardee's restaurants in such territory.


     Quincy's

     Quincy's is the sixth largest family steak chain in the United States based on U.S. systemwide sales and one of the largest chains in the southeast United States. The company owns and operates 180 restaurants in eight southeastern states and one midwestern state, with its largest concentrations in Florida, Alabama, North Carolina, and South Carolina. Quincy's currently employs approximately 8,600 people. Quincy's menu consists principally of steaks and an all-you-can-eat, buffet-style food bar (called "America's Home Plate") that features a variety of meats, vegetables, soups and salads. All Quincy's restaurants are open seven days a week for lunch and dinner, with most offering breakfast on the weekend. The average guest check was $6.25 in 1997, and average unit sales were $1.2 million.

     After experimenting with a number of formats from 1993 to 1995, including operating a few restaurants as buffet only and implementing restaurant-based home delivery in others, management determined that Quincy's needed better food quality and the "No Mistake Steak" to regain lost market share. These improvements were implemented in October 1996. Although modest improvements were seen, sales trends fell well short of management's expectation. Quincy's marketing strategy is currently being modified.

     Additionally, a site-by-site analysis was completed in 1997. As a result, the Company approved a restructuring plan to divest itself of 88 underperforming restaurants. Nineteen restaurants were closed in 1997. Such divestitures will continue until the brand consists of strong operating assets. As a part of this asset redeployment, one restaurant was converted to a Carrows. This test is designed to determine whether the Carrows brand can compete in the Southeast. Preliminary restaurant sales results since the conversion have been encouraging.

     Management is also testing full service in six restaurants in the Montgomery, Alabama area in recognition of the fact that the "midscale steak" niche in which Quincy's (as well as other direct competitors) operates is shrinking because the pay-on-entry service system is losing favor in the marketplace. Preliminary sales trends for these full-service restaurants are encouraging.

 El Pollo Loco

     El Pollo Loco, which specializes in flame-broiled chicken, is one of the leading chains in the quick-service chicken segment of the restaurant industry. Of the total 247 El Pollo Loco restaurants, which are located in four southwestern states, one southeastern state and two foreign countries, 88% are located in Southern California. El Pollo Loco currently employs approximately 2,500 people.

     El Pollo Loco restaurants are generally open 12 hours a day, seven days a week for lunch and dinner. A majority of the Company's El Pollo Loco restaurants have drive-thru facilities, which provided 35% of revenues in 1997. The dinner daypart for El Pollo Loco is the strongest, representing 53% of total sales.

     El Pollo Loco directs its marketing at customers desiring an alternative to traditional fast food products, offering unique tasting and high quality products which help position the brand as high quality fast food at a competitive price. The restaurants are designed to facilitate customer viewing of the preparation of the flame-broiled chicken, and the food is served quickly, but prepared slowly, using fresh ingredients. Much of the brand's recent growth can be attributed to successful menu positioning, new product offerings, dual branding with the complementary Fosters Freeze dessert line, which commenced in late 1995, and restaurant remodeling. The average guest check at El Pollo Loco in 1997 was $6.77 and average annual Company-owned restaurant sales were approximately $1.2 million in 1997.

     Based on El Pollo Loco's recent success, the Company is optimistic about future expansion of the El Pollo Loco concept, principally through franchising in Texas, Arizona and other California markets. By the year 2000, the Company hopes to add as many as 150 additional El Pollo Loco restaurant units. In the first quarter of 1996, the Company purchased the international rights to the El Pollo Loco brand to facilitate expansion opportunities in Mexico and other countries.

     In 1997 the chain had a net increase of 12 units domestically, representing an increase of ten franchise units and two Company-owned units. The initial fee for a single El Pollo Loco franchise is $35,000 and the current royalty payment rate is 4% of gross sales.


     Coco's

     Coco's is a bakery restaurant chain operating primarily in California, Arizona, and Texas, as well as Japan and South Korea. Coco's, which ranks among the top ten chains in the family-style category based on U.S. systemwide sales, currently consists of 178 Company-owned, 17 domestic franchised and 298 international licensed restaurants, and employs approximately 8,900 people. Coco's offers a variety of fresh-baked goods such as pies, muffins and cookies and value-priced and innovative menu items that capitalize on emerging food trends in the western United States. The chain has positioned itself at the upper end of the family-style category, and answers the needs of quality-conscious family diners by offering a variety of great food, great service, fair prices and a pleasant atmosphere. The restaurants are generally open 18 hours a day. Coco's restaurants have uniform menus and serve breakfast, lunch and dinner.

     Lunch and dinner dayparts are Coco's strongest, comprising 37% and 38% of 1997 sales, respectively. In 1997, the average guest check was $6.77, with average annual unit sales of approximately $1.5 million.

     Coco's ranks among the top ten U.S. chains in international sales, and since the Company acquired the chain in May 1996, 41 international units have been added to the system. Currently, Coco's is placing emphasis on domestic franchising as an opportunity to achieve further growth of the brand. The initial fee for a single Coco's franchise is $35,000 and the current royalty payment rate is 4% of net sales.


     Carrows

     Carrows is a regional mid-scale family-style restaurant chain operating primarily in seven western states. Carrows currently consists of 140 Company-owned units and 14 domestic franchises, and employs approximately 6,200 people. Carrows began aggressively implementing its strategy of focusing on growth through franchising in 1997.

     Carrows specializes in traditional American food, with an emphasis on quality, homestyle fare at an excellent value. The concept appeals strongly to families with children as well as to mature adults -- two groups expected to grow rapidly into the next century. The menu is always current, but not trendy, and is revised regularly to reflect the most appealing foods that guests demand. The restaurants are generally open at least 18 hours a day, with almost half of the Company-owned units open 24 hours a day. Carrows restaurants have uniform menus and serve breakfast, lunch and dinner, as well as a "late night" menu in those restaurants open 24 hours a day.

     Lunch and dinner dayparts (including "late night") are Carrows' strongest, comprising 30% and 45% of 1997 sales, respectively. In 1997, the average guest check was $6.49, with average annual unit sales of approximately $1.4 million.


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

     A principal feature of the Company's restaurant operations is the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities. Region and district leaders have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly employees in the restaurants and therefore know how to perform restaurant functions and are able to train by example. The Company benefits from an experienced management team.

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

     Each of the Company's restaurant chains regularly evaluates its menu. New products are developed in Company test kitchens and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets, both with and without media support. A successful menu item is then incorporated into the restaurant system. In the case of the Hardee's restaurants, menu development is coordinated with HFS. While research and development activities are important to the Company's business, amounts expended for these activities are not material.

     Financial and management control is facilitated by the use of point-of-sale ("POS") systems in all of the Company's restaurants which transmit detailed sales reports, payroll data and periodic inventory information for management review. In July 1997, the Company completed the rollout of a new POS system in its domestic Company-owned Denny's restaurants. This system is helping restaurant management improve customer service through faster and more accurate turnaround of customer orders. In addition, the new POS system will aid in sales analysis and decision-making by providing information on a more timely basis and at a higher level of detail. Over the next two years, management intends to continue installing new POS systems in all of Advantica's Company-owned restaurants pursuant to its information services agreement with IBM Global Services ("IBM") (formerly Integrated Systems Solutions Corporation) as more fully discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."


     Advertising

     The Company uses an integrated process to promote its concepts, including media, menu strategy, interior/exterior building design, style of service and specialized promotions to help differentiate itself in the marketplace. Media advertising is primarily product oriented, generally featuring high margin, special entrees or meal combinations presented and priced to convey high value. Such advertising is conducted through national, regional and local television advertising as well as radio, outdoor and print advertising depending on the target market. Sophisticated consumer marketing research techniques are used to measure customer satisfaction and customers' evolving expectations. During 1997, the Company spent from 3% to 8% of each concept's total revenue on advertising.

     In accordance with the HFS licensing agreements, the Company spent approximately 7.9% of its Hardee's units' total gross sales on marketing and advertising during 1997. Of this amount, approximately 3.3% of total gross sales is contributed to media cooperatives and HFS' national advertising fund. The balance was directed by the Company at local levels.


     Site Selection

     The success of any restaurant is influenced significantly by its location. The Company's franchise development groups work closely with franchisees and real estate brokers to identify sites which meet specific standards. Sites are evaluated on a variety of factors, including demographics, traffic patterns, visibility, building constraints, competition, environmental restrictions, and proximity to high-traffic consumer activities.


     Raw Materials Sources and Availability

     The Company has a centralized purchasing program which is designed to ensure uniform product quality as well as reduced food, beverage and supply costs. The Company's size provides it with significant purchasing power which often enables it to obtain products at more favorable prices from several nationally recognized manufacturers.

     Food and packaging products for the Company's Hardee's restaurants are purchased from HFS and independent suppliers approved by HFS. A substantial portion of the products for the Company's Hardee's and Quincy's restaurants is obtained from Meadowbrook Meat Company, Inc. ("MBM"), an independent supplier/distributor. In connection with the 1995 sale of its distribution subsidiary, PFC, to MBM, the Company entered into an eight-year distribution agreement, subsequently extended to ten years, with MBM under which PFC/MBM will continue to distribute and supply certain products and supplies to the Company's Denny's, Hardee's, Quincy's and El Pollo Loco restaurants. Beginning in January 1998, Coco's and Carrows became subject to similar agreements. There are no volume requirements relative to these agreements; however, the products named therein must be purchased through PFC/MBM unless they are unable to make delivery within a reasonable period. During the third quarter of 1996, the Company sold Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, its two food processing operations. In conjunction with each of these sales, the Company entered into a five-year purchasing agreement with the acquirer under which the Company is required to purchase certain minimum annual volumes. If such volumes are not purchased, the agreements provide for the payment of penalties.

     The Company believes that satisfactory sources of supply are generally available for all the items regularly used by its restaurants and has not experienced any material shortages of food, equipment, or other products which are necessary to its restaurant operations.


     Seasonality

     The Company's business is moderately seasonal. Restaurant sales are generally greater in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Occupancy and other operating costs, which remain relatively constant, have a disproportionately greater negative effect on operating results during quarters with lower restaurant sales.


     Trademarks and Service Marks

     The Company, either directly or through wholly-owned subsidiaries, has registered certain trademarks and service marks with the United States Patent and Trademark office and in international jurisdictions, some of which include Denny's, El Pollo Loco, Quincy's, Coco's, Carrows, and Grand Slam Breakfast. The Company considers its trademarks and service marks important to the identification of its restaurants and believes they are of material importance to the conduct of its business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from five to 20 years. The Company generally intends to renew trademarks and service marks which come up for renewal. The Company owns or has rights to all trademarks it believes are material to its restaurant operations.

     The Company, through Denny's, Inc., its wholly-owned subsidiary, owns the rights to one trademark used by Hardee's under a licensing agreement. All other Hardee's trademarks are owned by HFS.


Competition

     The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants, and other miscellaneous establishments. Since the early 1970's, growth in eating places has been driven primarily by quick-service restaurants. On a segment-wide basis, the full-service and quick-service restaurants currently have approximately the same revenues and an equal share of the market. Full-service restaurants include the mid-scale (family-style and family-steak), casual dining and upscale (fine dining) segments. The mid-scale segment, which includes Coco's, Carrows, Denny's and Quincy's, is characterized by complete meals, menu variety and moderate prices ($5-$7 average check), and includes a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8-$16 average check) and availability of alcoholic beverages, primarily consists of a small number of national chains, regional chains and small independents. The quick-service segment, which includes Hardee's and El Pollo Loco, is characterized by low prices (generally, $3-$5 average check), finger foods, fast service, and convenience. A small number of large sandwich, pizza, and chicken chains overwhelmingly dominate the quick-service segment.

     The restaurant industry is highly competitive and competition among a few major companies that own or operate quick-service restaurant chains is especially intense. Restaurants, particularly those in the quick-service segment, compete on the basis of name recognition and advertising, the price, quality and perceived value of their food offerings, the quality and speed of their service, convenience and the attractiveness of their facilities.

     Management believes the Company's principal competitive strengths include its restaurants' brand name recognition; restaurant locations; the value, variety and quality of food products served; the quality and training of its employees; and the Company's market penetration, which has resulted in economies of scale in a variety of areas, including advertising, distribution and field supervision.


Economic, Market and Other Conditions

     The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas in which restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants generally and in particular areas and unfavorable trends in regional weather conditions.


Government Regulations

     The Company and its franchisees are subject to various local, state and Federal laws and regulations governing various aspects of the restaurant business, including, but not limited to health, sanitation, environmental matters, safety, disabled persons' access to its restaurant facilities, the sale of alcoholic beverages and hiring and employment practices. The operation of the Company's franchise system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. The Company believes that it is in material compliance with applicable laws and regulations, but it cannot predict the effect on operations of the enactment of additional requirements in the future.
     The Company is subject to Federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 31, 1997, a substantial number of the Company's employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase the Company's labor costs. This is especially true for the Company's operations in California, where there is no tip credit. The California minimum wage increased from $4.25 to $5.00 per hour on March 1, 1997 and increased to $5.75 on March 1, 1998. Also, the Federal minimum wage increased from $4.25 per hour to $4.75 per hour on October 1, 1996 and increased again to $5.15 per hour on September 1, 1997. Employers must pay the higher of the Federal or state minimum wage. The Company has attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that the Company or its franchisees can continue to pass on such cost increases to its customers.


Environmental Matters

     Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.


Compliance with Consent Decrees

     On May 24, 1994, the Company entered into two consent decrees (the "Consent Decrees") resolving the class action litigation brought against Denny's, Inc. alleging that Denny's, Inc. engaged in a pattern or practice of racial discrimination in violation of the Civil Rights Act of 1964. The Company denied any wrongdoing. The Consent Decrees enjoin the Company from racial discrimination and require the Company to implement certain employee training and testing programs and provide public notice of Denny's non-discrimination policies. They carry no direct monetary penalties.
     During 1997, Denny's continued to meet all of its obligations under the Consent Decrees. As part of orientation, every new employee receives notification of the Consent Decree requirements. All newly-hired hourly employees who work in the restaurants complete video-based non-discrimination training that focuses on employee responsibilities under the Consent Decrees and public accommodations law. During 1997, there were approximately 2,400 management employees who attended the first phase of live management non-discrimination training. In addition, during 1997 Denny's rolled out the second phase of live management non-discrimination training. By year end, approximately 5,800 management employees had attended this training. Video training for hourly employees and both phases of management training are ongoing and required for every new employee.
     Further, as required by the Consent Decrees, non-discrimination testing was conducted by independent civil rights organizations in over 600 Denny's restaurants in 1997. This non-discrimination testing compares the dining experience of similarly matched test groups to determine if guests are treated equally without regard to race, color or national origin.
     Every Denny's restaurant displays a sign at each public entrance emphasizing Denny's commitment to non-discrimination and providing an 800 phone number directing customers to an independent civil rights monitor if they feel they have been victims of disparate treatment. In addition, certain printed advertising materials such as menus, magazine and newspaper advertising include a statement assuring that all guests will receive fair and equal treatment.


Executive Officers of the Registrant

     The following table sets forth information with respect to each senior level executive officer of Advantica.



                                                         Current Principal Occupation or
Name                     Age                       Employment and Five-Year Employment History
---------------------   -----   --------------------------------------------------------------------------------
James B. Adamson         50     Chairman, President and Chief Executive Officer of Advantica (1995-present);
                                Chief Executive Officer of Burger King Corporation (1993-1995); Chief
                                Operating Officer of Burger King Corporation (1991-1993); President of Burger
                                King U.S.A. Retail Division (1991); Executive Vice President, Marketing of
                                Revco, Inc. (1988-1991).
Craig S. Bushey          42     Executive Vice President of Advantica and President of Coco's/Carrows Division
                                (March 1998-present); Senior Vice President of Advantica and President of
                                Hardee's Division (May 1996-February 1998); Managing Director, Vice
                                President (Western Europe) of Burger King (1995-May 1996); Region Vice
                                President (Central Region) of Burger King (1994-1995); Burger King
                                Reengineering Team (1993-1994); Region Vice President (Midwest Retail) of
                                Burger King (1992-1993).
Ronald B. Hutchison      48     Executive Vice President and Chief Financial Officer of Advantica (March
                                1998-present); Vice President and Treasurer of Advantica (1995-March 1998);
                                Vice President and Treasurer of Leaseway Transportation Corp. (1988-1995).
Nelson J. Marchioli      48     Executive Vice President of Advantica (March 1998-present); Senior Vice
                                President of Advantica (May 1997-February 1998); President of El Pollo Loco
                                Division (May 1997-present); Executive Vice President and Chief Operating
                                Officer of Bruegger's Corporation (1996-May 1997); Senior Vice President of
                                Worldwide Supply for Burger King Corporation (1995-1996); Senior Vice
                                President, International Operation and Sales for Burger King Corporation
                                (1994-1995); Vice President-General Manager, Latin America Restaurant
                                Operations for Burger King Corporation (1994); Senior Vice President, Quality
                                and Cost, Burger King Corporation (1993-1994); Vice President, Operations
                                Standards and System Quality Assurance, Burger King Corporation (1989-1993).
Edna K. Morris           46     Executive Vice President of Advantica and President of Quincy's Division (April
                                1996-present); Executive Vice President, Human Resources and Corporate
                                Affairs of Advantica (1995-1996); Senior Vice President, Human Resources of
                                Advantica (1993-1995); Vice President, Education and Development of
                                Advantica (1992-1993).
Rhonda J. Parish         41     Executive Vice President of Advantica (March 1998-present); General Counsel and Secretary of Advantica (1995-present); Senior Vice President of Advantica
                                (1995-February 1998); Assistant General Counsel of Wal-Mart Stores, Inc.
                                ( 1990-1994).
John A. Romandetti       47     Executive Vice President of Advantica (March 1998-present); Senior Vice
                                President of Advantica (1995-February 1998); President of Denny's Division
                                (January 1997-present); President of El Pollo Loco Division (1995-1996); Vice
                                President of Operations for Burger King Corporation (1989-1995).
Mark L. Shipman          48     Executive Vice President, Acquisitions and Development of Advantica (March
                                1998-present); Senior Vice President of Advantica and President of
                                Coco's/Carrows Division (May 1996-February 1998); Vice-President of
                                Acquisitions and Development of Advantica (1995-1996); Vice President of
                                Administration of Denny's Division (1993-1995); Vice President of Operations
                                (West) of Denny's Division (1991-1993).

                                                    Current Principal Occupation or
Name                 Age                      Employment and Five-Year Employment History
-----------------   -----   -------------------------------------------------------------------------------
Paul R. Wexler       54     Executive Vice President, Procurement and Distribution of Advantica (March
                            1998-present); Senior Vice President, Procurement and Distribution of
                            Advantica (1995-February 1998); Vice President, Procurement and Quality
                            Assurance --  Marriott International (1991-1995).
Stephen W. Wood      39     Executive Vice President, Human Resources and Corporate Affairs of Advantica
                            (March 1998-present); Senior Vice President, Human Resources and Corporate
                            Affairs of Advantica (April 1996-February 1998); Vice President, Compensation,
                            Benefits, and Employee Information Systems and Corporate Office Human
                            Resources of Advantica (1993-1996); Senior Director, Compensation, Benefits
                            and Employee Information Systems of Advantica (1993); Director, Benefits and
                            Executive Compensation of HFS (1991-1993).

Employees

     At December 31, 1997, the Company had approximately 85,000 employees, none of whom are subject to collective bargaining agreements. Many of the Company's restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. The Company has experienced no significant work stoppages and considers its relations with its employees to be satisfactory.


Item 2. Properties

     Most of the Company's restaurants are free-standing facilities. Presented below is a schedule of the average property and building square footage, as well as average seating capacity for each of the Company's concepts:



                                   Average           Average       Average
                                   Property          Building      Seating
Concept                        Size in Sq. Ft.   Size in Sq. Ft.   Capacity
----------------------------- ----------------- ----------------- ---------
      Carrows ...............      35,000            4,900           150
      Coco's ................      35,000            5,600           150
      Denny's ...............      42,000            4,750           140
      El Pollo Loco .........      20,000            2,100            60
      Hardee's ..............      52,000            3,400            95
      Quincy's ..............      60,000            6,800           200

     The following table sets forth certain additional information regarding the Company's restaurant properties as of December 31, 1997:



                               Land and    Land Leased   Land and
                               Building   and Building   Building
Concept                          Owned        Owned       Leased    Total
----------------------------- ---------- -------------- --------- --------
      Carrows ...............       3           10          127      140
      Coco's ................       2           39          137      178
      Denny's ...............     252           36          606      894
      El Pollo Loco .........       7           31           60       98
      Hardee's ..............     283           95          179      557
      Quincy's ..............     139           36            5      180
                                  ---           --          ---      ---
        Total ...............     686          247        1,114    2,047
                                  ===          ===        =====    =====

The number and location of the Company's restaurants in each chain as of
                    December 31, 1997 are presented below:




                                     Denny's                                  El Pollo Loco
                              ---------------------                       ---------------------
                                       Franchised/                                 Franchised/
State/Country                  Owned     Licensed    Hardee's   Quincy's   Owned     Licensed
----------------------------- ------- ------------- ---------- ---------- ------- -------------
Alabama .....................     1          8          155         42      --          --
Alaska ......................    --          4           --         --      --          --
Arizona .....................    28         48           --         --      --           2
Arkansas ....................     1          8            3         --      --          --
California ..................   220        144           --         --      98         130
Colorado ....................    25         13           --         --      --          --
Connecticut .................     5          3           --         --      --          --
Delaware ....................     3         --           --         --      --          --
Florida .....................   102         86           55         39      --          --
Georgia .....................    --         23           10         10      --          --
Hawaii ......................     4          3           --         --      --          --
Idaho .......................    --          6           --         --      --          --
Illinois ....................    47         14           --         --      --          --
Indiana .....................    14         10           --         --      --          --
Iowa ........................    --          6           --         --      --          --
Kansas ......................     9          1           --         --      --          --
Kentucky ....................    --         20           --         --      --          --
Louisiana ...................     7          4            1         --      --          --
Maine .......................    --          4           --         --      --          --
Maryland ....................    14         16           --         --      --          --
Massachusetts ...............     9         --           --         --      --          --
Michigan ....................    37          3           --         --      --          --
Minnesota ...................    13          4           --         --      --          --
Mississippi .................     2          2           38          5      --          --
Missouri ....................    28          7           --         --      --          --
Montana .....................    --          5           --         --      --          --
Nebraska ....................    --          4           --         --      --          --
Nevada ......................    11          6           --         --      --           8
New Hampshire ...............     2          1           --         --      --          --
New Jersey ..................    11          2           --         --      --          --
New Mexico ..................     2         13           --         --      --          --
New York ....................    24         11           --         --      --          --
North Carolina ..............     7         11           58         36      --          --
North Dakota ................    --          3           --         --      --          --
Ohio ........................    33         23            1          1      --          --
Oklahoma ....................     9         18           --         --      --          --
Oregon ......................     5         20           --         --      --          --
Pennsylvania ................    51          2           --         --      --          --
South Carolina ..............     9          5          123         40      --           1
South Dakota ................    --          2           --         --      --          --
Tennessee ...................     3         11          110          5      --          --
Texas .......................    60         72           --         --      --          --
Utah ........................     7         12           --         --      --           4
Vermont .....................    --          2           --         --      --          --
Virginia ....................    19         10            3          2      --          --
Washington ..................    50         22           --         --      --          --
West Virginia ...............    --          3           --         --      --          --
Wisconsin ...................    12          7           --         --      --          --
Wyoming .....................    --          6           --         --      --          --
Canada ......................    10         28           --         --      --          --
Japan .......................    --         --           --         --      --          --
Korea .......................    --         --           --         --      --          --
Other International .........    --         22           --         --      --           4
                                ---        ---          ---         --      --         ---
 Total ......................   894        758          557        180      98         149
                                ===        ===          ===        ===      ==         ===



                                     Coco's               Carrows
                              --------------------- --------------------
                                       Franchised/           Franchised/
State/Country                  Owned     Licensed    Owned    Licensed
----------------------------- ------- ------------- ------- ------------
Alabama .....................    --         --         --        --
Alaska ......................    --         --         --        --
Arizona .....................    21          2          5        --
Arkansas ....................    --         --         --        --
California ..................   128         15        115         3
Colorado ....................     5         --         --        --
Connecticut .................    --         --         --        --
Delaware ....................    --         --         --        --
Florida .....................    --         --         --        --
Georgia .....................    --         --         --        --
Hawaii ......................    --         --         --        --
Idaho .......................    --         --         --        --
Illinois ....................    --         --         --        --
Indiana .....................     3         --         --        --
Iowa ........................    --         --         --        --
Kansas ......................    --         --         --        --
Kentucky ....................    --         --         --        --
Louisiana ...................    --         --         --        --
Maine .......................    --         --         --        --
Maryland ....................    --         --         --        --
Massachusetts ...............    --         --         --        --
Michigan ....................    --         --         --        --
Minnesota ...................    --         --         --        --
Mississippi .................    --         --         --        --
Missouri ....................     2         --         --        --
Montana .....................    --         --         --        --
Nebraska ....................    --         --         --        --
Nevada ......................    --         --          7         1
New Hampshire ...............    --         --         --        --
New Jersey ..................    --         --         --        --
New Mexico ..................    --         --          4        --
New York ....................    --         --         --        --
North Carolina ..............    --         --         --         1
North Dakota ................    --         --         --        --
Ohio ........................    --         --         --        --
Oklahoma ....................    --         --         --        --
Oregon ......................    --         --         --         8
Pennsylvania ................    --         --         --        --
South Carolina ..............    --         --         --        --
South Dakota ................    --         --         --        --
Tennessee ...................    --         --         --        --
Texas .......................    13         --          9        --
Utah ........................    --         --         --        --
Vermont .....................    --         --         --        --
Virginia ....................    --         --         --        --
Washington ..................     6         --         --         1
West Virginia ...............    --         --         --        --
Wisconsin ...................    --         --         --        --
Wyoming .....................    --         --         --        --
Canada ......................    --         --         --        --
Japan .......................    --        260         --        --
Korea .......................    --         37         --        --
Other International .........    --          1         --        --
                                ---        ---        ---        --
 Total ......................   178        315        140        14
                                ===        ===        ===        ==

     In addition to the restaurant locations set forth above, the Company also owns a 19-story, 187,000 square foot office tower in Spartanburg, South Carolina which serves as its corporate headquarters. The Company's corporate offices currently occupy approximately 16 floors of the tower, with the balance leased to others.

     See "Certain Relationships and Related Transactions -- Description of Indebtedness" and Note 8 to the accompanying Consolidated Financial Statements for information concerning encumbrances on certain properties of the Company.

Item 3. Legal Proceedings

     FCI, Flagstar, El Pollo Loco and Denny's, along with several former officers and directors of those companies, are named as defendants in an action filed on August 28, 1991 in the Superior Court of Orange County, California. The remaining plaintiffs, who are former El Pollo Loco franchisees, allege that the defendants, among other things, failed or caused a failure to promote, develop and expand the El Pollo Loco franchise system in breach of contractual obligations to the plaintiff franchisees and made certain misrepresentations to the plaintiffs concerning the El Pollo Loco system. Asserting various legal theories, the plaintiffs seek actual and punitive damages in excess of $90 million, together with declaratory and certain other equitable relief. The defendants have denied all material allegations, and certain defendants have filed cross-complaints against various plaintiffs in the action for breach of contract and other claims. Since the filing of the action the defendants have entered into settlements with six of the plaintiffs leaving two plaintiff franchisees remaining in the lawsuit. With respect to the remaining plaintiffs, the action has been stayed due to the bankruptcy filing of the principal stockholder of the plaintiff corporations. Consequently, the trial date to hear the outstanding issues in the case has been vacated and no new trial date has been established.

     In 1994, Flagstar was advised of proposed deficiencies from the Internal Revenue Service for Federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by FCI for the seven taxable periods ended December 31, 1992. In the third quarter of 1996 this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act (the "Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. The Company believes the remaining proposed deficiencies relating to the proposed disallowance of certain costs incurred in connection with the 1989 acquisition of Flagstar are substantially incorrect, and it intends to continue to contest such proposed deficiencies.

     Other proceedings are pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company, and in others presenting allegations that are nonroutine and include compensatory or punitive damage claims. The ultimate legal and financial liability of the Company with respect to the matters mentioned above and these other proceedings cannot be estimated with certainty. However, the Company believes, based on its examination of these matters and its experience to date, that the ultimate disposition of these matters will not materially affect the financial position or results of operations of the Company. For information concerning the suspended arbitration proceeding with HFS and the Plan, see "Business -- Restaurants -- Hardee's" and "Business -- The 1997 Restructuring."


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     The Common Stock and Warrants were listed on The NASDAQ Stock MarketSM on a "when issued" basis on January 8, 1998 under the symbols "DINEV" and "DINWV", respectively. On January 12, 1998 the Common Stock and Warrants were listed under the symbols "DINE" and "DINEW", respectively. As of March 16, 1998, 40 million shares of Common Stock and 4 million Warrants were deemed outstanding pursuant to the Plan subject to completion of the exchange of securities as contemplated by such plan, and there were approximately 3,900 record and beneficial shareholders. Neither Advantica, nor either of its predecessors FCI and Flagstar, has ever paid dividends on its common equity securities. Furthermore, restrictions contained in the instruments governing the outstanding indebtedness of Advantica restrict its ability to pay dividends on the Common Stock in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 to the accompanying Consolidated Financial Statements of the Company.

     Prior to January 7, 1998 the Old Common Stock was traded on The NASDAQ Stock MarketSM under the symbol "FLST." The following table lists the high and low closing sales prices for the Old Common Stock for each quarter in the last two fiscal years. The sales prices were obtained from summaries obtained from NASDAQ.




                                  High       Low
                               --------- ----------
  1996
  First quarter .............. $    5    $ 2 7/8
  Second quarter .............  4 1/4      2 7/8
  Third quarter .............. 3 5/16    1 15/16
  Fourth quarter .............  2 1/8      29/32
  1997
  First quarter .............. 1 7/32      25/64
  Second quarter (a) .........  19/32       9/32
  Third quarter (a) ..........    1/2      19/64
  Fourth quarter (a) .........  23/64         --

---------
(a) At the close of business on May 16, 1997, the Old Common Stock was delisted for trading on The NASDAQ Stock MarketSM. Although such securities continued to trade in the over-the-counter market until January 7, 1998, such trading activity was limited and sporadic.

Item 6. Selected Financial Data

     Set forth below are certain selected financial data concerning the Company for each of the five years ended December 31, 1997. Such data generally have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                   Year Ended December 31,
                                                            --------------------------------------
                                                                  1993(a)             1994(a)
(in millions, except per share amounts)                     ------------------- ------------------
Income Statement data:
  Operating revenue .......................................    $    2,615.2        $   2,666.0
  Operating income (loss) .................................        (1,102.4)(c)          211.5 (d)
  Loss from continuing operations (g) .....................        (1,238.6)             (16.8)
  Basic and diluted loss per share applicable to common
   shareholders (h):
  Continuing operations ...................................          (29.56)              (0.73)
   Discontinued operations (g) ............................           (9.67)               9.27
   Net income (loss) (i) ..................................          (40.14)               8.26
  Cash dividends per common share (j) .....................              --                 --
  Ratio of earnings to fixed charges (k) ..................              --                 --
  Deficiency in the coverage of fixed charges to
   earnings before fixed charges (k) ......................         1,318.2               19.3
Balance Sheet data (at end of period):
  Current assets (l) ......................................           122.2              186.1
  Working capital (deficiency) (l)(m) .....................          (273.0)            (205.6)
  Net property and equipment ..............................         1,167.2            1,196.4
  Total assets ............................................         1,538.9            1,587.5
  Long-term debt ..........................................         2,341.2            2,067.6
Other data:
  EBITDA (o) ..............................................           331.0              333.9
  Net cash flows provided by operating activities .........           128.9               54.6
  Net cash flows (used in) provided by investing
   activities .............................................          (136.0)             296.9(p)
  Net cash flows provided by (used in) financing
   activities .............................................            10.6             (308.9)



                                                                            Year Ended December 31,
                                                            --------------------------------------------------------
                                                                  1995(a)          1996(a)(b)            1997
(in millions, except per share amounts)                     ------------------ ------------------ ------------------
Income Statement data:
  Operating revenue .......................................    $   2,571.5        $   2,542.3        $   2,609.5
  Operating income (loss) .................................           98.2(e)           156.4              130.4(f)
  Loss from continuing operations (g) .....................         (132.9)             (85.5)            (134.5)
  Basic and diluted loss per share applicable to common
   shareholders (h):
  Continuing operations ...................................          (3.47)             (2.35)            (3.50)
   Discontinued operations (g) ............................           1.82                --                 --
   Net income (loss) (i) ..................................          (1.64)             (2.35)            (3.50)
  Cash dividends per common share (j) .....................             --                 --                 --
  Ratio of earnings to fixed charges (k) ..................             --                 --                 --
  Deficiency in the coverage of fixed charges to
   earnings before fixed charges (k) ......................          133.0              101.9              132.7
Balance Sheet data (at end of period):
  Current assets (l) ......................................          285.3              185.5              132.8
  Working capital (deficiency) (l)(m) .....................         (122.2)            (297.7)            (248.9)
  Net property and equipment ..............................        1,104.4            1,168.6              758.4
  Total assets ............................................        1,507.8            1,687.4            1,439.1
  Long-term debt ..........................................        1,996.1            2,179.4              807.4(n)
Other data:
  EBITDA (o) ..............................................          298.3              286.3              296.9
  Net cash flows provided by operating activities .........           19.5               19.5               76.0
  Net cash flows (used in) provided by investing
   activities .............................................          186.4(q)          (109.4)(r)          (36.0)
  Net cash flows provided by (used in) financing
   activities .............................................          (75.6)             (14.7)             (78.3)

---------
(a) Certain amounts for the four years ended December 31, 1996 have been reclassified to conform to the 1997 presentation.

(b) Reflects the acquisition in May 1996 of Coco's and Carrows.

(c) Operating loss for the year ended December 31, 1993 reflects charges for the write-off of goodwill and certain other intangible assets of $1,104.6 million and the provision for restructuring charges of $158.6 million.

(d) Operating income for the year ended December 31, 1994 reflects a recovery of restructuring charges of $7.2 million.

(e) Operating income for the year ended December 31, 1995 reflects a provision for restructuring charges of $15.9 million and a charge for impaired assets of $51.4 million.

(f) Operating income for the year ended December 31, 1997 reflects a provision for restructuring charges of $10.5 million and a charge for impaired assets of $15.1 million.

(g) The Company has classified as discontinued operations, Canteen Corporation, a food and vending subsidiary, sold in 1994, TW Recreational Services, Inc. ("TWRS"), a recreation services subsidiary, and Volume Services, Inc. ("VS"), a stadium concessions subsidiary. TWRS and VS were sold during 1995.

(h) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). For such periods, under the new standard, basic loss per share excludes any dilutive effects of options, warrants and convertible securities, and diluted per share amounts do not differ from basic per share amounts since the Company's options, warrants and convertible debt and preferred stock have an antidilutive impact on per share amounts due to losses from continuing operations in those periods. For further discussion of earnings per share and the impact of FAS 128, see the Notes to the Consolidated Financial Statements included herein.

(i) For the year ended December 31, 1993, net loss includes extraordinary losses of $0.62 per share related to the repurchase of the 10% Convertible Debentures and to the charge off of unamortized deferred financing costs related to a prepayment of Flagstar's senior term loan; net loss for 1993 also includes a charge of $0.29 per share due to a change of accounting method relating to the discount rate applied to the Company's liability for self insurance claims pursuant to Staff Accounting Bulletin No. 92. For the year ended December 31, 1994, net income includes an extraordinary loss of $0.28 per share, relating to the charge off of unamortized deferred financing costs associated with the Company's prepayment of its senior term loan and working capital facility during the second quarter of 1994. For the year ended December 31, 1995, net loss includes a $0.01 per share extraordinary gain relating to the repurchase of $25.0 million of senior indebtedness net of the charge off of unamortized deferred financing costs.

(j) The Company's bank facilities have prohibited, and its public debt indentures have significantly limited, distributions and dividends on Advantica's (and its predecessor's) common equity securities. See Note 8 to the accompanying Consolidated Financial Statements appearing elsewhere herein.

(k) The ratio of earnings to fixed charges has been calculated by dividing pre-tax earnings by fixed charges. Earnings, as used to compute the ratio, equal the sum of income from continuing operations before income taxes and fixed charges excluding capitalized interest. Fixed charges are the total interest expense including capitalized interest, amortization of debt expenses and a rental factor that is representative of an interest factor (estimated to be one third) on operating leases.

(l) The current assets and working capital deficiency amounts presented exclude assets held for sale of $103.2 million and $77.3 million as of December
    31, 1993 and 1994, respectively, $5.1 million as of December 31, 1996 and $242.5 million as of December 31, 1997. Such assets held for sale relate to the Company's food and vending and concessions and recreation services subsidiaries for the years ended December 31, 1993 and 1994. For the year ended December 31, 1997, net assets held for sale relate to FEI.

(m) A negative working capital position is not unusual for a restaurant operating company. The decrease in the working capital deficiency from December 31, 1993 to December 31, 1994 is due primarily to an increase in cash following the sale of the Company's food and vending subsidiary during 1994. The decrease in the working capital deficiency from December 31, 1994 to December 31, 1995 is due primarily to an increase in cash following the 1995 sales of the Company's (i) distribution subsidiary, PFC, net of current assets and liabilities of such subsidiary, and (ii) the concession and recreation services subsidiaries. The increase in the working capital deficiency from December 31, 1995 to December 31, 1996 reflects the use of the proceeds from the 1995 sales noted above and the proceeds of the sale of PTF for operating needs and for the acquisition of Coco's and Carrows. The decrease in the working capital deficiency from December 31, 1996 to December 31, 1997 is attributable primarily to a reclassification of accrued interest from current liabilities to liabilities subject to compromise, largely offset by a reduction in cash and cash equivalents which has been used for Company operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(n) Reflects the reclassification of $1,496.7 million of long-term debt to liabilities subject to compromise in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") as a result of the commencement of the Chapter 11 filing.

(o) EBITDA is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment and is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA may not be comparable to similarly titled measures reported by other companies. The following restructuring and impairment charges (recoveries) have been excluded from EBITDA for the periods indicated: 1993-$1,263.2 million; 1994-($7.2 million); 1995-$67.3 million;
    and 1997-$25.6 million.

(p) Net cash flows provided by investing activities include proceeds from sale of discontinued operations of $447.1 million.

(q) Net cash flows provided by investing activities include proceeds from sale of discontinued operations and subsidiaries of $294.6 million.

(r) Net cash flows used in investing activities include the acquisition of Coco's and Carrows, net of cash acquired, of $127.1 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company's Management's Discussion and Analysis should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein.


Results of Operations

Company Consolidated
--------------------



                                                             Year Ended December 31
                                                          -----------------------------
                                                             1995      1996      1997
(In millions)                                             --------- --------- ---------
Net company sales .......................................  $2,512    $2,471    $2,529
Franchise revenue .......................................      59        71        81
                                                           ------    ------    ------
Operating revenue .......................................   2,571     2,542     2,610
Operating expenses ......................................   2,473     2,386     2,480
                                                           ------    ------    ------
Operating income ........................................  $   98    $  156    $  130
                                                           ======    ======    ======
Net interest expense from continuing operations .........     229       255       226
Income tax provision (benefit) ..........................       0       (16)        2
Net income (loss) .......................................  $   55    $  (85)   $ (135)

1997 Restaurant Unit Activity



                                Ending                      Units                         Ending
                                 Units         Units        Sold/           Unit           Units
                               12/31/96       Opened        Closed      Conversions      12/31/97
                             ------------   ----------   -----------   -------------   ------------
Denny's
 Company-owned                    894            1(a)          (3)          2               894
 Franchise units                  677           76            (15)         (2)              736
 International licensees           25            1             (4)         --                22
                                  ---           --          ------         ----             ---
                                1,596           78            (22)         --             1,652
Hardee's                          580(b)        --            (23)         --               557(b)
Quincy's                          199           --            (19)         --               180(c)
El Pollo Loco
 Company-owned                     96            1           --             1                98
 Franchise units                  135(b)        12             (1)         (1)              145(b)
 International licensees           10           --             (6)         --                 4
                                -----           --          ------         ----           -----
                                  241           13             (7)         --               247
                                -----           --          ------         ----           -----
Coco's
 Company-owned                    183            4             (3)         (6)              178
 Franchise units                    5            6              --          6                17
 International licensees          278           26             (6)          --              298
                                -----           --          ------         ----           -----
                                  466           36             (9)          --              493
Carrows
 Company-owned                    160           --             (8)        (12)              140
 Franchise units                   --            2             --          12                14(c)
                                -----           --          -----         -----           -----
                                  160            2             (8)         --               154
                                -----           --          ------        -----           -----
                                3,242          129          (88)           --             3,283
                                =====          ===          =====         =====           =====

(a) Represents the reopening of a unit that was temporarily closed at December 31, 1996.

(b) Unit count includes one Hardee's and El Pollo Loco dual brand unit. The unit's results are included in Hardee's operating results.

(c) Unit count includes one Quincy's unit converted to a Carrows that is operated by Quincy's as a Carrows franchise. The unit's operating results are included in Quincy's operating results. Intercompany franchise fees are eliminated in consolidation.

Company Consolidated


1997 vs. 1996


     The 1997 Financial Restructuring

     As discussed in more detail in "Business -- The 1997 Restructuring" and in
Note 1 to the Consolidated Financial Statements, FCI and Flagstar emerged from bankruptcy on January 7, 1998. As described in Note 2 to the Consolidated Financial Statements, the change in ownership of the Company effected by the financial restructuring requires that the Company apply "fresh-start reporting" effective January 7, 1998 in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The bankruptcy proceedings began when FCI, Flagstar and Holdings filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997. FCI's operating subsidiaries did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

     FCI and Flagstar filed their Chapter 11 cases to implement the Original Plan which was developed in the course of negotiations with an ad hoc committee of holders of the Senior Subordinated Debentures and with the support of FCI's majority shareholder. During the bankruptcy proceedings, the Original Plan's classification of 10% Convertible Debentures as subordinate to the Senior Subordinated Debentures was challenged by certain holders of the 10% Convertible Debentures. As a result of litigation of this issue and subsequent negotiations with representatives of the holders of the 10% Convertible Debentures, on November 7, 1997 FCI and Flagstar filed the Plan, which was confirmed by the Bankruptcy Court on November 12, 1997.


     Operating Results

     The Company's consolidated revenue for 1997 increased by $67.2 million (2.6%) as compared with 1996. This increase is primarily attributable to two factors: (i) the estimated $24.0 million impact attributable to the additional days in 1997 compared to 1996 due to the change in the Company's fiscal year and (ii) an approximate $202.3 million impact resulting from five additional months of operations of Coco's and Carrows in the 1997 reporting period compared to 1996. Excluding the impact of the extra days and the Coco's and Carrows acquisition, revenue for 1997 decreased $159.1 million compared to the prior year. This decrease reflects decreases in comparable store sales at all of the Company's concepts except for El Pollo Loco and Coco's, as well as a 65-unit decrease in Company-owned units. Such decreases are slightly offset by a $9.7 million increase in franchise revenue due to a 106-unit increase in franchise units.

     Consolidated operating expenses for 1997 increased by $93.1 million (3.9%) as compared with 1996. The expense increase is primarily attributable to three factors: (i) the estimated $20.3 million impact of the additional days in the 1997 reporting period in comparison to the prior year comparable period, (ii) a $190.6 million impact of the additional five months of operations of Coco's and Carrows in the current year in comparison to the prior year, and (iii) special charges of $25.7 million primarily related to Quincy's restructuring plan which began in 1997 (see discussion below). Excluding the extra reporting days, the impact of the Coco's and Carrows acquisition and the special charges, operating expenses for 1997 decreased $143.5 million in comparison to the prior year comparable period. This decrease primarily reflects a decline in costs associated with the decline in revenue, the positive impact of cost cutting measures, and the impact on expenses of a 65-unit decrease in Company-owned units. These decreases in operating expenses are somewhat offset by a decrease in gains from sales of restaurants included in operating expenses from $8.4 million in 1996 to $6.2 million in 1997.

     Consolidated operating income for 1997 decreased by $26.0 million (16.6%) as compared with 1996 as a result of the factors noted above.

     Consolidated interest and debt expense, net totaled $226.4 million during 1997 compared to $254.7 million during 1996. The decrease occurred principally because the Company ceased recording interest on the Senior Subordinated Debentures and 10% Convertible Debentures on July 11, 1997, in accordance with SOP 90-7. This decrease is partially offset by an increase of $11.9 million of interest and debt expense in 1997 as compared to 1996 related to the Coco's and Carrows acquisition in May 1996 and a $3.6 million charge representing interest and penalties associated with the early termination of the Company's interest rate exchange agreements in 1997. Such termination occurred in conjunction with the refinancing of the Company's bank facility necessitated by the bankruptcy filing on July 11, 1997. In addition, interest income for the 1997 period decreased $6.2 million compared to the prior year period because of decreased cash and cash equivalents available for investment during the 1997 period and the reclassification of interest earned during the bankruptcy period totaling $1.2 million to reorganization items, in accordance with SOP 90-7.

     Reorganization items include professional fees and other expenditures incurred by the Company in conjunction with the reorganization under Chapter 11 of the Bankruptcy Code, as well as interest income earned during the bankruptcy period, as further discussed in Note 6 to the Consolidated Financial Statements included herein.

     The provision for income taxes from continuing operations for the year ended December 31, 1997 reflects an effective income tax rate of approximately
1.3 % for 1997 compared to a benefit for 1996 which reflects an approximate rate of (16.1%). The change in the effective income tax rate from the prior year can be attributed to the recognition in the prior year of anticipated refunds due to the carryback of prior year tax losses and the reversal of certain reserves established in prior years in connection with proposed deficiencies from the Internal Revenue Service (See Note 10 to the accompanying Consolidated Financial Statements for additional information).

     The net loss was $134.5 million in 1997 compared to a net loss of $85.5 million for the prior year. The increase in the net loss is due to the factors noted above.


     Restructuring Plan and Impairment Charge

     During the fourth quarter of 1997, the Company approved a restructuring plan to significantly reduce the size of its Quincy's chain. In addition to the sale or closure of restaurants, the restructuring plan will result in the elimination of certain restaurant, field management and corporate support positions. Relative to this plan, operating expenses for 1997 reflect a provision for restructuring of $6.8 million including charges of $1.7 million for severance, $1.7 million for operating lease reserves and $3.4 million for various other charges. As a result of the restructuring plan, the Company identified 88 underperforming units for sale or closure. In accordance with Statement of Financial Accounting Standards 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the carrying value of these units has been written down to estimated fair value less costs to sell. In addition, six Quincy's units which will continue operating were identified as impaired, as the estimated future undiscounted cash flows of each of these units are insufficient to recover the related carrying value. Accordingly, the carrying values of these units were written down to the Company's estimate of fair value. Also included in the charge for impaired assets is the impact of the writedown to sales price less costs to sell of certain other long lived assets held for sale. Such assets consist primarily of 19 Hardee's units which were disposed of prior to December 31, 1997. The total impairment charge included in operating expenses in 1997 is $15.1 million.


     Change in Fiscal Year

     Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four 13-week quarters during the year with each quarter ending on a Wednesday. Due to the timing of this change, the year ended December 31, 1997 includes more than 52 weeks of operations. Carrows and Coco's include an additional six days, Denny's includes an additional five days, El Pollo Loco includes an additional week and Hardee's and Quincy's each include an additional day.


     Accounting Changes

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in the quarter ended December 31, 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings
(loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred presentation format under the new standard. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows and will be implemented by the Company in the fourth quarter of 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows and will be implemented by the Company in the fourth quarter of 1998.


1996 vs. 1995

     The Company's consolidated revenue for 1996 was $2,542.3 million, a decrease of $29.2 million, or 1.1%, compared to 1995. The impact on revenues of the Coco's and Carrows acquisition ($163.7 million and $131.4 million, respectively, in revenue was contributed by Coco's and Carrows in 1996) was somewhat offset by the loss of revenue attributable to the dispositions of the Company's food distribution and processing operations, PFC and PTF, in September 1995 and 1996, respectively (the decrease in revenue in 1996 as compared to 1995 as a result of these dispositions totaled $218.2 million). Excluding the effects of such acquisition and dispositions, revenue, on a comparable basis, was $2,245.9 million in 1996, a decrease of $106.0 million (4.5%) compared to 1995. The revenue decrease primarily reflects the impact of lower comparable store sales at Hardee's and Quincy's and 63 fewer Company-owned restaurants as compared with the prior year (excluding the impact of the Coco's and Carrows acquisition), somewhat offset by an increase in franchise revenue of $11.7 million, reflecting 133 additional franchised units in 1996. At Hardee's and Quincy's, comparable store sales decreased 7.2% and 10.8%, respectively. Comparable store sales at Denny's and El Pollo Loco increased 1.7% and 7.2%, respectively; however, due to decreases in the number of Company-owned restaurants in comparison to 1995, neither concept reported increases in revenue from Company-owned units.

     Operating expenses decreased by $87.3 million (3.5%) in 1996 to $2,385.9 million as compared to 1995. This decrease reflects the impact of several significant events which affect the comparability of 1996 and 1995 results, including: a restructuring charge and charge for impaired assets totaling $67.2 million in 1995; a decrease in depreciation expense in 1996 of $5.4 million because of the impairment write-down in 1995; and a decrease in expenses in 1996 of $201.6 million because of the sales of PTF and PFC. These items are offset, in part, by the impact of the operating expenses of Coco's and Carrows which were acquired in 1996 and total $280.2 million.

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

     The benefit from income taxes from continuing operations for the year ended December 31, 1996 reflects an effective income tax benefit of (16.1%) compared with 0% for 1995. The change from the prior year can be attributed to the recognition of refunds in the current period due to the carryback of current year tax losses and the reversal of certain reserves established in prior years in connection with proposed deficiencies from the Internal Revenue Service (See Note 10 to the accompanying Consolidated Financial Statements for additional information).

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


     Accounting Change

     In 1996, the Company adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The adoption of SFAS 123 did not impact the Statements of Consolidated Operations or the Consolidated Balance Sheets included herein.


Restaurant Operations

Denny's (a)



                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                     1995        1996        1997
                                                                 ----------- ----------- -----------
($ in millions, except average unit and comparable store data)
 U. S. systemwide sales ........................................   $ 1,785     $ 1,850     $1,872
                                                                   =======     =======     ======
 Net company sales .............................................   $ 1,222     $ 1,200     $1,146
 Franchise and foreign licensing revenue .......................        49          55         61
                                                                   -------     -------     ------
  Total revenue ................................................     1,271       1,255      1,207
 Operating expenses ............................................     1,199       1,141      1,087
                                                                   -------     -------     ------
 Operating income (b) ..........................................   $    72     $   114     $  120
                                                                   =======     =======     ======
 Average unit sales (in thousands):
  Company-owned ................................................   $ 1,283     $ 1,313     $1,285
  Franchise ....................................................     1,086       1,090      1,079
 Comparable store data (Company-owned):
  Comparable store sales increase (decrease) ...................      2.4%         1.7%      (4.5%)
  Average guest check ..........................................    $ 4.86      $ 5.04    $  5.54
 Operated units
  Company-owned ................................................       933         894        894
  Franchise ....................................................       596         677        736
  International ................................................        24          25         22
                                                                   -------     -------    -------
   Total .......................................................     1,553       1,596      1,652
                                                                   =======     =======    =======

---------
(a) Excludes the operating results of the Company's food processing (PTF) and distribution (PFC) operations for all years presented.

(b) Operating income reflects a provision for restructuring of $5 million and a charge for impaired assets of $24 million for the year ended December 31, 1995. For a discussion of the provision for restructuring and charge for impaired assets see Notes 3 and 5 to the Consolidated Financial
    Statements.

1997 vs. 1996

     Denny's net company sales decreased by $54.0 million (4.5%) in 1997 as compared to 1996. This change reflects a decrease in comparable store sales and a 21-unit decrease in the number of Company-owned equivalent units operating throughout 1997 as compared to 1996, reflecting the closure or sale of 40 Company-owned units since January 1, 1996. The decrease in sales is somewhat offset by an estimated $21.7 million increase because of an additional five days in the 1997 reporting period compared to the prior year period. The decline in comparable store sales was driven by lower guest counts, partially offset by an increase in average guest check. Both fluctuations reflect the impact of management's decision to eliminate certain value pricing initiatives in September 1996 in favor of a broader brand positioning that included greater focus on service and product quality. Franchise and foreign licensing revenue for the period increased by $5.8 million (10.5 %), reflecting the effect of 56 more franchised units open at the end of 1997 than at the end of 1996. The significant increase in franchise units over the prior year as compared to no net change in the number of Company-owned units is consistent with the Company's strategy of focusing on growth through franchising.

     Denny's operating expenses for 1997 compared with 1996 decreased by $54.3 million (4.8 %), reflecting the impact of 21 fewer Company-owned equivalent units, a decrease in labor costs associated with improved labor efficiencies and lower guest counts and a $5.8 million reduction in operating expenses resulting from various non-recurring items recognized in the fourth quarter, consisting primarily of an insurance recovery related to costs associated with the Consent Decree. These decreases were somewhat offset by an estimated $18.5 million impact from five additional days in 1997 compared to 1996, increased costs for produce, coffee, bacon, and sausage and increases in the Federal and state minimum wage rates. In addition, operating expenses in the prior year included $7.7 million of gains on sales of restaurants in comparison to $0.7 million of gains in the current year. Food cost as a percent of revenue improved during the year because of the elimination of certain value pricing initiatives and a shift to higher margin products in 1997.

     Denny's operating income for 1997 increased $6.1 million (5.3%) over the prior year as a result of the factors noted above.


1996 vs. 1995

     Revenue from Company-owned units for 1996 decreased by $21.7 million (1.8%) from 1995 to $1,200.3 million, primarily resulting from operating 39 fewer Company-owned restaurants in 1996 as compared to 1995, partially offset by gains in comparable store sales. Average unit sales in 1996 increased by 2.4% versus 1995. This increase is comprised of a 0.7% gain resulting from the impact of closed restaurants and those sold to franchisees, and a 1.7% gain in comparable store sales. The gains in comparable store sales were driven by an increase in average guest check, which was somewhat offset by a decrease in customer traffic. The full year gains in average check were aided by a September price increase that eliminated the $1.99 tier from the value menu following management's decision to pursue a broader value position. This price increase was triggered by commodity cost increases, minimum wage legislation and labor rate pressures, but also reflected management's belief that a broader value position would ultimately result in a more competitive business strategy. While the price increase had a positive impact on guest check averages, this increase was somewhat offset by an anticipated decline in customer counts.

     Franchise revenue in 1996 increased by $6.2 million (12.7%) over 1995, to $55.1 million. The increase in franchise revenue is primarily attributable to 82 additional franchised units in 1996. An increase of $2.2 million was generated from initial fees from new franchise openings, while the balance reflects an increase in royalties from units added in 1995 and 1996. Nineteen Company-owned units were sold to franchisees during 1996, generating $7.7 million in gains which are reflected as a reduction in operating expense.

     Operating expenses for 1996 compared to 1995 decreased by $57.4 million (4.8%) to $1,141.4 million. This decrease is partially due to the restructuring charge and charge for impaired assets included in the 1995 results ($5.4 million and $23.9 million, respectively), a $2.8 million decrease in 1996 depreciation expense related to the 1995 impairment write-down and a $4.7 million increase in the current year amortization of the deferred gain attributable to the sales of PFC and PTF over the prior year amounts. The effect of these items is somewhat offset by a decrease in the gains from restaurants sold to franchisees ($20.7 million in 1995 versus $7.7 million in 1996). The decrease in operating expenses reflects several factors. Food costs and restaurant labor were favorable in comparison to 1995 by $14.0 million and $8.8 million, respectively, reflecting the decline in the number of Company-owned restaurants as well as the positive impact of cost control measures in the restaurants. These decreases were offset, in part, by higher commodity prices (particularly for pork, dairy, eggs and bread) over the prior year and increases in the Federal and state minimum wages.

     As a result of the factors noted above, operating income for 1996 improved by $41.7 million (57.8%), as compared to 1995, to $114.0 million.


Hardee's



                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                     1995        1996        1997
                                                                 ----------- ----------- -----------
($ in millions, except average unit and comparable store data)
Revenue ........................................................   $  660      $  603      $  546
Operating expenses .............................................      656         562         521
                                                                   ------      ------      ------
Operating income (a) ...........................................   $    4      $   41      $   25
                                                                   ======      ======      ======
Average annual unit sales (in thousands) .......................   $1,104      $1,041      $  960
Comparable store data:
  Comparable store sales decrease ..............................    (8.6%)       (7.2%)      (7.7%)
  Average guest check ..........................................  $  3.15     $  3.16     $  3.23
Operated units .................................................      593         580         557

---------
(a) Operating income reflects restructuring charge and charge for impaired assets for the years ended December 31, 1995 and December 31, 1997 of $32 million and $5 million, respectively. For a discussion of the provision for restructuring and charge for impaired assets, see Notes 3 and 5 to the Consolidated Financial Statements.


1997 vs. 1996

     Hardee's revenue decreased by $56.7 million (9.4%) during 1997 as compared with 1996, reflecting a 7.7% decline in comparable store sales, as well as a 23-unit decrease in comparison to the prior year. The decrease in comparable store sales reflects a decline in traffic which was partially offset by an increase in average guest check. The decrease in traffic count reflects the impact of continuing aggressive promotions by competitors within the quick-service category compounded by the persistent weakness of Hardee's brand positioning and advertising programs.

     Excluding the impact of the 1997 restructuring and impairment charges, Hardee's operating expenses in the 1997 period decreased by $45.3 million (8.1%), in spite of increased labor costs due to the Federal minimum wage rate increase and the fact that there is a base level of labor and other fixed costs necessary regardless of sales levels. The net decrease primarily reflects the impact of the cost reduction program implemented in the second half of 1996, the impact on expenses from the lower comparable store sales noted above and a 23-unit decrease in comparison to the prior year.

     Hardee's operating income for the 1997 period decreased by $15.5 million (38.2%) as compared to the prior year period as a result of the factors noted above.


1996 vs. 1995

     Revenue for Hardee's for 1996 decreased by $56.9 million (8.6%) from 1995, to $602.9 million. The revenue decrease was primarily driven by 13 fewer restaurants in the Company's chain and a decrease in average unit sales in comparison to 1995. Comparable store sales decreased by 7.2% primarily due to decreased customer traffic in the face of continued aggressive "value/discounting" promotions by competitors within the quick-service segment and inclement weather during the first quarter. In the second half of the year, Advantica's Hardee's began focusing less on discounting and more on overall value, introducing items which were somewhat higher priced but which management believed still offered good value for the money. One such promotion introduced the "Monster" line of items, featuring a large burger and a large omelet biscuit. This strategy helped drive guest check averages; however, the increased average guest check only marginally offset the decrease in traffic.

     Operating expenses in 1996 decreased $93.4 million (14.2%), to $562.2 million, as compared to 1995. This decrease was partially driven by the restructuring charge and charge for impaired assets included in the 1995 results ($7.8 million and $23.7 million, respectively), a $2.3 million decrease in 1996 depreciation and amortization expense resulting from the impairment write-down in 1995 and a $1.9 million increase in the current year amortization of the deferred gain attributable to the sales of PFC and PTF over the prior year amount. This decrease also reflects the impact of lower comparable store sales, a decrease in the number of restaurants and management's increased focus on achieving improvement in operating efficiencies. The success of such cost control efforts was reflected by the fact that even after removing the impact on 1995 of the restructuring and impairment charges and the related reduction in depreciation in 1996, operating income would have increased

$2.7 million over 1995, despite a decrease in revenue of $56.9 million. Labor savings had the most significant impact in reducing operating expenses. Labor as a percent of sales was 1% lower than in 1995. This was accomplished primarily by reducing in-store labor to become more competitive and more in line with quick-service industry standards, allowing management to reduce costs despite the impact of an increased Federal minimum wage.

     Operating income for 1996 improved by $36.5 million, to $40.7 million, in comparison to 1995 as a result of the factors described above.


Quincy's



                                                                       Year Ended December 31,
                                                                 ------------------------------------
                                                                     1995        1996         1997
                                                                 ----------- ------------ -----------
($ in millions, except average unit and comparable store data)
Revenue ........................................................   $   294     $   259      $  234
Operating expenses .............................................       272         252         253
                                                                   -------     -------      ------
Operating income (loss) (a) ....................................   $    22     $     7      $  (19)
                                                                   =======     =======      ======
Average annual unit sales (in thousands) .......................   $ 1,438     $ 1,301      $1,199
Comparable store data:
  Comparable store sales increase (decrease) ...................      4.8%       (10.8%)      (8.5%)
  Average guest check ..........................................    $ 5.87    $   6.05     $  6.25
Operated units .................................................       203         199         180

---------
(a) Operating income reflects a restructuring charge and charge for impaired assets of $1 million and $21 million for the years ended December 31, 1995 and December 31, 1997, respectively. For a discussion of the provision for restructuring and charge for impaired assets see Notes 3 and 5 to the Consolidated Financial Statements.


1997 vs. 1996

     Quincy's revenue decreased by $25.6 million (9.9%) during 1997 as compared with 1996, reflecting an 8.5% decline in comparable store sales. The decrease in comparable store sales resulted from a decrease in traffic which was partially offset by an increase in average guest check. The decline in customer traffic reflects, among other things, continuing traffic declines in the family-steak category in general and the difficulty, in spite of product quality improvements and increased emphasis on consistency of service, of "winning back" customers who have been lost over the past several years. Modest improvements were seen after the implementation of the "Relaunch" program in October 1996; however, sales trends fell well short of management's expectations.

     Excluding the impact of the 1997 restructuring and impairment charges, Quincy's operating expenses in 1997 decreased by $20.0 million (7.9%) from the prior year, primarily reflecting the impact on expenses of the lower comparable store sales noted above and a decrease in product costs due to various cost reduction initiatives including contract renegotiations and reviews of product usage and packaging. These decreases are somewhat offset by increased labor costs due to the Federal minimum wage rate increase, and the fact that certain labor and other fixed costs cannot be reduced in proportion to the significant decline in sales.

     Quincy's operating income for 1997 decreased by $26.4 million as compared to the prior year as a result of the factors noted above.


1996 vs. 1995

     Revenue for Quincy's in 1996 decreased by $35.1 million (11.9%) from 1995, to $259.2 million. The revenue decrease was primarily driven by a decrease in customer traffic, as well as four fewer restaurants, offset somewhat by an increase in the average guest check. Customer traffic, which decreased by 12% versus 1995, was primarily responsible for the 10.8% decrease in comparable store sales. The significant decline in customer traffic reflected, among other things, continued traffic declines in the family-steak category, in general, as well as a difficult comparison to the prior year (which benefited from several newly remodeled units), in addition to the unsuccessful introduction of a new steak product earlier in the year. Also, management experimented with various formats at Quincy's, which led to some customer confusion and a lack of focus for the concept.

     To address this issue, in October, management initiated a "Relaunch" program to re-establish the brand and give customers a consistent experience. In this regard, during the third quarter of 1996, new products were developed and tested, training was implemented at all levels, facilities were improved, and management rolled out a new value steak promotion, the "No Mistake Steak," which also introduced a number of new products accompanied by increased media advertising.

     Operating expenses in 1996 as compared to 1995 decreased by $19.4 million (7.1%), to $252.5 million. This decrease was driven by the decline in sales and an increase in the amortization of the deferred gain attributable to the sales of PFC and PTF in 1996 over the prior year amount. These decreases were partially offset by the additional costs in product, labor and advertising to institute the "Relaunch" program. Primarily due to the training efforts related to relaunching the brand, labor costs increased $3.0 million (1.2%) over 1995. Also, after a period of no advertising for Quincy's in August and September as the Relaunch plan was formulated, advertising was increased significantly in the fourth quarter to support the reintroduction of the brand, resulting in an overall increase in advertising expense of approximately $3.0 million in 1996 over the prior year.

     Operating income in 1996 as compared to 1995 declined by $15.7 million, to $6.6 million, as a result of the factors described above.


El Pollo Loco



                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                     1995        1996        1997
                                                                 ----------- ----------- -----------
($ in millions, except average unit and comparable store data)
U. S. systemwide sales .........................................   $   198     $   218     $   235
                                                                   =======     =======     =======
Net company sales ..............................................   $   117     $   114     $   115
Franchise and foreign licensing revenue ........................        10          14          15
                                                                   -------     -------     -------
 Total revenue .................................................       127         128         130
Operating expenses .............................................       114         114         115
                                                                   -------     -------     -------
Operating income ...............................................   $    13     $    14     $    15
                                                                   =======     =======     =======
Average annual unit sales (in thousands):
 Company-owned .................................................   $ 1,019     $ 1,155     $ 1,206
 Franchise .....................................................       858         852         856
Comparable store data (Company-owned):
 Comparable store sales increase ...............................      2.0%         7.2%        0.2%
 Average guest check ...........................................    $ 6.76      $ 6.64      $ 6.77
Operated units:
 Company-owned .................................................       103          96          98
 Franchise .....................................................       112         135         145
 International .................................................         2          10           4
                                                                   -------     -------     -------
   Total .......................................................       217         241         247
                                                                   =======     =======     =======

1997 vs. 1996

     El Pollo Loco's net company sales increased $0.2 million during 1997 as compared with 1996. This increase reflects an estimated $2.3 million impact from the additional week in the 1997 reporting period compared with the prior year period. Excluding the impact of the additional week, revenue decreased $2.1 million in comparison to the prior year period, primarily reflecting a four-unit decrease in the number of Company-owned equivalent units operating throughout 1997 as compared to the entire prior year. Comparable store sales were relatively unchanged as a result of lower customer counts offset by a higher guest check average, both of which are largely explained by a shift in promotional emphasis during the first two quarters of 1997. A menu price increase taken in March 1997 also contributed to the increase in average check in comparison to 1996. Franchise and foreign licensing revenue for 1997 compared with 1996 increased by $1.4 million (10.4%), primarily due to four more franchise units open at the end of 1997 as compared with 1996, as well as an increase in franchise average unit sales. This increase in franchise revenue over the prior year reflects the Company's strategy of focusing on growth through franchising.

     El Pollo Loco's operating expenses for the 1997 period as compared with the 1996 comparable period increased by $0.7 million (0.6%), primarily reflecting an estimated $1.8 million impact from the additional week in the 1997 reporting period in comparison to the prior year comparable period. Other factors which contributed to the current year increase include an increase in advertising expenses and an increase in labor costs primarily due to Federal and state minimum wage increases. These increases were offset by gains on sales of restaurants of $1.0 million in 1997 in comparison to $0.7 million of gains in the prior year. These increases were also offset by lower chicken prices, lower promotional discounting and the impact of a shift in product mix and promotional emphasis.

     El Pollo Loco's operating income for 1997 increased by $1.0 million (7.1%) as compared to the prior year as a result of the factors noted above.


1996 vs. 1995

     Revenue from Company-owned El Pollo Loco units for 1996 decreased by $1.6 million (1.4%) from 1995 to $114.7 million. The revenue decrease was primarily driven by a net decrease of seven restaurants (eight units sold to franchisees, one Company-owned unit opened), partially offset by gains in comparable store sales. Comparable store sales increased 7.2%, driven by increased guest traffic, which on a comparable store basis, increased 9.9%. The increased traffic was principally attributable to the highly successful "Pollo Bowl," rolled out in late 1995, which accounted for 11% of the menu mix in 1996, as well as other key promotions. Comparable store sales also benefited from the Foster's Freeze rollout. The decrease in average guest check was driven by a change in value focus in 1996. During 1995, most of the value offerings featured very large amounts of food (such as the $14.99 Holiday Feast), whereas in 1996, value was approached on a quantity and price basis (such as the Pollo Bowl and $9.99 for 12 pieces of chicken).

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


Coco's and Carrows

     The following information for the years ended December 31, 1995 and 1996 is provided for analysis purposes only, as it includes information for periods prior to the Company's acquisition of Coco's and Carrows on May 23, 1996. Specifically, the discussion of 1997 vs. 1996 results includes a full year of operating results for both years, although such operating results prior to May 23, 1996 are not included in consolidated operating results of the Company. For 1995 operating results, see the presentation of combined Coco's and Carrows operating results, 1996 vs. 1995, following the separate discussions of Coco's and Carrows 1997 vs. 1996 results.

                                    Coco's



                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                     1995        1996        1997
                                                                 ----------- ----------- -----------
($ in millions, except average unit and comparable store data)
U. S. systemwide sales .........................................               $  278      $   288
                                                                               ======      =======
Net company sales ..............................................               $  270      $   276
Franchise and foreign licensing revenue ........................                    4            4
                                                                               ------      -------
 Total revenue .................................................                  274          280
Operating expenses .............................................                  264          262
                                                                               ------      -------
Operating income ...............................................               $   10      $    18
                                                                               ======      =======
Average annual unit sales (in thousands)
 Company-owned .................................................   $1,506      $1,462      $ 1,492
 Franchise .....................................................    1,884       1,719        1,728
Comparable store data (Company-owned):
 Comparable store sales decrease ...............................     (5.0%)      (1.6%)        0.0%
 Average guest check (a) .......................................  $  6.72     $  6.80       $ 6.77
Operated units:
 Company-owned .................................................      188         183          178
 Franchise .....................................................        6           5           17
 International .................................................      252         278          298
                                                                  -------     -------      -------
   Total .......................................................      446         466          493
                                                                  =======     =======      =======

---------
(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to conform better to Advantica's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Coco's, the revised method will generally result in higher weekly traffic counts and lower average guest checks than calculated under the previous method.

1997 vs. 1996

     Coco's net company sales for 1997 increased $5.9 million (2.2%) as compared to 1996. This increase reflects an estimated $4.8 million impact from the additional six days in the 1997 reporting period compared to the prior year comparable period. In addition, four Carrows units were converted to Coco's restaurants during 1997, contributing $3.3 million in sales. Offsetting these increases is the impact of a decrease of nine Company-owned stores in 1997. Coco's comparable store sales were flat in 1997 as compared to 1996. Franchise and foreign licensing revenue increased by $0.5 million (12.9%) for 1997 as compared to 1996. This increase is a result of the net increase of 20 foreign licensed units as well as 12 additional domestic franchise units in the current year.

     Coco's operating expenses for 1997 decreased by $2.4 million (0.9%) as compared to the prior year. This decrease is primarily a result of savings in product and labor costs due to an increased operations focus on cost controls, waste reduction and labor initiatives and $1.4 million of gains on sales of restaurants, compared to no gains recorded in 1996. In addition, the prior year included non-recurring adjustments of approximately $1.6 million, which increased legal and workers' compensation expenses. No comparable charges are included in the current year period. These decreases were partially offset by the impact of an additional six days in the 1997 reporting period as compared to the prior year comparable period and the increase in Federal and state minimum wage rates.

     Operating income for Coco's increased to $18.4 million in 1997 as a result of the factors noted above.


Carrows

     The following information for the years ended December 31, 1995 and 1996 is provided for analysis purposes only, as it includes information for periods prior to the Company's acquisition of Coco's and Carrows on May 23, 1996. Specifically, the discussion of 1997 vs. 1996 results includes a full year of operating results for both years, although such operating results prior to May 23, 1996 are not included in consolidated operating results of the Company. For 1995 operating results, see the presentation of combined Coco's and Carrows operating results, 1996 vs. 1995, following the separate discussions of Coco's and Carrows 1997 vs. 1996 results.



                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                     1995        1996        1997
                                                                 ----------- ----------- -----------
($ in millions, except average unit and comparable store data)
U. S. systemwide sales .........................................               $   217     $  215
                                                                               =======     ======
Net company sales ..............................................               $   217     $  211
Franchise and foreign licensing revenue ........................                    --          1
                                                                               -------     ------
 Total revenue .................................................                   217        212
Operating expenses .............................................                   210        198
                                                                               -------     ------
Operating income ...............................................               $     7     $   14
                                                                               =======     ======
Average annual unit sales (in thousands)
 Company-owned .................................................   $1,372      $ 1,343     $1,362
Comparable store data (Company-owned):
 Comparable store sales increase (decrease) ....................     (0.2%)        0.1%      (1.7%)
 Average guest check (a) .......................................  $  6.09       $ 6.25    $  6.49
Operated units:
 Company-owned .................................................      161          160        140
 Franchise .....................................................       --           --         14
                                                                  -------      -------    -------
   Total .......................................................      161          160        154
                                                                  =======      =======    =======

---------
(a) The method for determining weekly customer traffic and average guest check was changed in September 1996 in order to conform better to Advantica's methodology. Amounts for periods prior to September 1996 have not been restated. Relative to Carrows, the revised method will generally result in lower weekly traffic counts and higher average guest checks than calculated under the previous method.

1997 vs. 1996

     Carrows' net company sales decreased $5.5 million (2.5%) for 1997 as compared to 1996 in spite of an estimated $3.8 million impact from the additional six days in the 1997 reporting period in comparison to the prior year comparable period. The sales decrease is primarily the result of a 20-unit decrease in Company-owned restaurants, 12 of which were converted to franchise units. It also reflects a decrease in comparable store sales, reflecting a decrease in traffic partially offset by an increase in average guest check. Franchise and foreign licensing revenue increased by $0.6 million for 1997 as compared to 1996, reflecting the opening of 14 domestic franchise units.

     Carrows' operating expenses decreased $12.0 million (5.7%) for 1997 as compared to 1996, despite the impact of an additional six days in the 1997 reporting period as compared to the prior year comparable period and increases in the Federal and state minimum wage rates. The decrease in expenses as compared with the prior year reflects the impact of approximately $1.5 million of non-recurring adjustments which increased legal and workers' compensation expenses in 1996, as well as savings in product and labor costs in 1997 due to increased focus by operations on cost control, waste reduction and labor initiatives. In addition, operating expenses in 1997 include $3.2 million of gains on sales of restaurants, compared to no gains recorded in 1996.

     Operating income for Carrows increased to $13.6 million in 1997 as a result of the factors noted above.


1996 vs. 1995

Coco's and Carrows



                              1995    1996
                             ------ -------
(In millions)
Net company sales ..........  $502   $487
Franchise revenue ..........     4      4
                              ----   ----
Total revenue ..............   506    491
Operating expenses .........   474    474
                              ----   ----
Operating income ...........  $ 32   $ 17
                              ====   ====

     The Company's operating results for the year ended December 31, 1996 include 31 weeks of Coco's and Carrows operations subsequent to their acquisition in May. Coco's and Carrows revenues for the post-acquisition period were $163.7 million and $131.4 million, respectively. Operating expenses for Coco's and Carrows were $155.5 million and $124.7 million, respectively.


Liquidity and Capital Resources

     Historically, the Company has met its liquidity requirements with internally generated funds, external borrowings, and in recent years, proceeds from asset sales. The Company expects to continue to rely on internally generated funds, supplemented by available working capital advances under the Credit Facility and other external borrowings, as its primary source of liquidity. The Credit Facility replaced and refinanced the $200 million debtor-in-possession financing facility (the "DIP Facility") between FCI, Flagstar, Holdings, certain subsidiaries of Flagstar and Chase. The DIP Facility was entered into on July 11, 1997 and refinanced the credit facility of the Company that was in effect prior to commencement of FCI's and Flagstar's Chapter 11 proceeding (the "Prepetition Credit Agreement"). At December 31, 1997, Advantica had no working capital advances outstanding under the DIP Facility; however, letters of credit outstanding were $84.5 million.

     The Credit Facility matures on January 7, 2003 (subject to early termination under certain circumstances). See "Description of Indebtedness -- The Advantica Credit Agreement." The Credit Facility is generally secured by liens on the same collateral that secured the Company's obligations under the Prepetition Credit Agreement and the DIP Facility (and the Company's guarantee and additional liens on the Company's corporate headquarters in Spartanburg, South Carolina and accounts receivable). The Credit Facility contains certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. The Credit Facility was approved by the Bankruptcy Court pursuant to the order confirming the Plan. The Company believes the Credit Facility, together with cash generated from operations, various cash management measures and other sources, will provide the Company with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months.

     The following table sets forth, for each of the years indicated, a calculation of the Company's cash from operations available for debt repayment, dividends on the Old Preferred Stock and capital expenditures:



                                                                                 Year Ended December 31,
                                                                                 ------------------------
                                                                                     1996        1997
                                                                                 ----------- ------------
(In millions)
     Net loss ..................................................................   $ (85.5)    $ (134.5)
     Charge for impaired assets ................................................        --         15.1
     Provision for restructuring charges .......................................        --         10.5
     Non-cash charges ..........................................................     119.9        110.9
     Deferred income tax benefit ...............................................      (9.0)        (0.1)
     Change in certain working capital items ...................................      10.2         41.7
     Change in other assets and other liabilities, net .........................     (16.1)       (21.5)
     Increase in liabilities from reorganization activities ....................        --         10.9
                                                                                   -------     --------
     Cash from operations available for debt repayment, dividends on the Old
      Preferred Stock and capital expenditures .................................   $  19.5     $   76.0
                                                                                   =======     ========

     The cash flows generated by Coco's and Carrows, which were acquired in May 1996, are required by the instruments governing the indebtedness incurred to finance such acquisition, to service the debt issued by FRD and, therefore, other than for the payment of certain management fees and tax reimbursements payable to Advantica under certain conditions, are currently unavailable to be used to service the debt of Advantica and its other subsidiaries. Coco's and Carrows' cash flows from operations, which are included in the Company's total cash flow from operations set forth in the table above, were $21.2 million and $17.1 million for the years ended December 31, 1996 and 1997, respectively.

     In connection with the acquisition of Coco's and Carrows, FRI-M, which became thereby a wholly-owned subsidiary of the Company, obtained a new credit facility consisting of a $56 million term loan, which matures on August 31, 1999, and a $35 million revolving credit facility, which is available until August 31, 1999 for Coco's and Carrows general working capital advances and letters of credit. Such facility is unavailable to Advantica and its other subsidiaries. See "Description of Indebtedness -- The FRI-M Credit Facility."

     Since the leveraged buyout of Flagstar in 1989, the Company has not achieved the revenue and earnings projections prepared at the time of the transaction, so while the Company's cash flows have been sufficient to fund its operations and make interest payments when due, the Company's core businesses have not experienced cash flow growth sufficient to provide adequate funds to invest for future growth. This is related in large part to increased competition, intense pressure on pricing due to discounting, and relatively limited capital resources to respond to these changes. Such trends have generally continued into 1997.

     These conditions presented both short-term and long-term financial challenges to the Company. To address these matters, management took steps in 1997 to maintain the Company's liquidity and improve its capital structure. Specifically, the Board of Directors elected not to declare the January 15, 1997 and April 15, 1997 quarterly dividends on the Old Preferred Stock (the July 15, 1997 and October 15, 1997 payments were also not declared, in view of FCI's bankruptcy). Additionally, on January 21, 1997, the Company hired Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist in exploring alternatives to improve the Company's capital structure. After a review of the various alternatives available to the Company, management concluded that the reorganizational alternative best designed to recapitalize the Company over the long-term and maximize the recovery of all stakeholders was a prepackaged plan pursuant to Chapter 11 of the Bankruptcy Code and on July 11, 1997 FCI and Flagstar filed voluntary petitions for relief under the Bankruptcy Code. FCI's operating subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries) did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

     The Plan dated as of November 7, 1997 (as amended following the resolution of certain issues before the Bankruptcy Court) was confirmed by the Bankruptcy Court pursuant to an order entered as of November 12, 1997 and became effective January 7, 1998. As a result of the reorganization, FCI and Flagstar significantly reduced their debt and simplified their capital structure. Although consummation of the Plan significantly reduced the Company's debt obligations, the Company still has substantial indebtedness and debt service requirements, in absolute terms and in relation to shareholder's equity. With respect to the long-term liquidity of the Company, management believes that, after giving effect to the Plan, the Company will have sufficient cash flow from operations (together with funds available under the Credit Facility) to pay interest and scheduled amortization on all of its outstanding indebtedness and to fund anticipated capital expenditures through 1999. Even with the completion of the Plan, however, the Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain operating cash flow, and there can be no assurance that targeted levels of operating cash flow will actually be achieved. The Company's ability to maintain or increase operating cash flow will depend upon consumer tastes, the success of marketing initiatives and other efforts by the Company to increase customer traffic in its restaurants, prevailing economic conditions and other matters, many of which are beyond the control of the Company.

     As of December 31, 1997, and as of December 31, 1997 on a pro forma basis giving effect to the reorganization and the disposition of FEI, scheduled maturities of long-term debt relative to Advantica and its subsidiaries for the years 1998 and thereafter are as follows:




                             Historical                 Pro Forma
                     -------------------------- --------------------------
                        Advantica                  Advantica
                      Excluding FRD      FRD     Excluding FRD      FRD
(In millions)        --------------- ---------- --------------- ----------
1998 ...............     $  33.7      $  23.5       $  33.7      $  23.5
1999 ...............        28.9         23.4          28.9         23.4
2000 ...............       325.7          3.1         325.7          3.1
2001 ...............       280.4          2.9          10.4          2.9
2002 ...............       284.6          2.5           4.6          2.5
Thereafter .........       979.9        163.6         624.1        163.6

     In addition to scheduled maturities of principal, on a consolidated basis and giving effect to the reorganization, approximately $96.7 million of cash will be required in 1998 to meet interest payments on long-term debt.

     The Company's principal capital requirements are those associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 1997, total capital expenditures were approximately $82.8 million, of which approximately $1.7 million was used to remodel existing restaurants, $4.9 million was used to refurbish existing restaurants, $20.2 million was used for POS systems and other information technology assets, $3.7 million was used to open new restaurants, and $46.6 million was used to maintain existing facilities and to purchase equipment. Of the total capital expenditures, approximately $19.2 million were financed through capital leases. Capital expenditures during 1998, excluding the estimated $20 million associated with the development or purchase of new software (see "Impact of the Year 2000 Issue"), are expected to total approximately $87 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

     The Company is able to operate with a substantial working capital deficiency because (i) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories, and (iii) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. At December 31, 1997, the Company's working capital deficiency, exclusive of net assets held for sale, was $248.9 million as compared with $297.7 million at the end of 1996. The decrease in the deficiency is attributable primarily to a reclassification at December 31, 1997 of accrued interest of $115.7 million from current liabilities to liabilities subject to compromise, largely offset by a reduction in cash and cash equivalents which has been used for Company operations.

     On February 22, 1996, the Company entered into an agreement with IBM. The ten-year agreement for $358.1 million, as amended, requires annual payments by the Company ranging from $24.0 million to $51.2 million. The agreement provides for IBM to manage and operate the Company's information systems, as well as to develop and implement new systems and applications to enhance information technology for the Company's corporate headquarters, restaurants, and field management. IBM will oversee data center operations, applications development and maintenance, voice and data networking, help desk operations, and POS technology. The disposition of FEI will reduce the future commitment under the agreement with IBM. The Company is currently working with IBM to quantify this impact.

     As further discussed in "Business -- Pending Sale of Hardees Operation", on February 18, 1998, Advantica entered into a definitive agreement for the sale of stock of FEI. Upon the disposition of FEI, the Company will realize cash proceeds of $380.8 million (subject to certain adjustments) in exchange for all of the outstanding stock of FEI. Approximately $180 million of the proceeds from such transaction (together with $20.7 million previously on deposit with respect to certain Mortgage Financings as herein defined) will be applied to effect an in-substance defeasance of such Mortgage Financings with a carrying value of $177.6 million plus accrued interest of $2.3 million at December 31, 1997. Together with the capital lease obligations to be assumed by the buyer, this will result in a reduced debt load for the Company. The remaining proceeds, approximately $185 million after transaction expenses, will increase the Company's short-term liquidity and be available for capital expenditures or acquisitions, as appropriate. Because of the classification of the net assets of FEI as assets held for sale at December 31, 1997 and the adoption of fresh start reporting as of the Effective Date, the operating results of FEI will be excluded from the consolidated operating results of the Company subsequent to January 7, 1998. In 1997 FEI contributed revenue of $546 million and operating income of $25 million, or 20.9% and 19.2% of the company's total revenue and operating income, respectively.


Impact of Bankruptcy Petitions on Franchising

     The operation of the Company's franchise system is subject to laws enacted by a number of states, and rules promulgated by the Federal Trade Commission. Among other things, such regulations require that each franchising entity annually renew its Uniform Franchise Offering Circular ("UFOC") which provides current information about the business. In addition, in the event that any information in the UFOC becomes misleading, inaccurate or incomplete during the year, the UFOC must be amended at that time to make appropriate disclosures. When this occurs, the franchising entity must cease its sale of new franchises until the UFOC has been updated to make the required disclosures. In some states, the updated UFOC must be reviewed and approved by a regulatory agency before the entity can resume franchise sales. Due to the involuntary Chapter 11 proceeding that was filed against Flagstar on June 17, 1997 (which was subsequently dismissed) and the subsequent filing of voluntary petitions with the Bankruptcy Court by FCI and Flagstar on July 11, 1997, management decided it would be appropriate for the Company's franchising subsidiaries (Carrows, Coco's, Denny's and El Pollo Loco) to update their offering circulars and to cease sales of new franchises until an updated UFOC had been prepared and approved by those states that regulate the sale of franchises. Denny's obtained approval and began selling franchises again in all states in which it has significant operations in mid-July 1997; Carrows and Coco's obtained approval and began selling franchises again in all states in which they have significant operations in late July 1997; and El Pollo Loco resumed franchising in early August 1997.

     Due to the Bankruptcy Court's approval of the Plan by order entered on November 12, 1997, management decided that it would be appropriate for the Company's franchising subsidiaries again to update their offering circulars and to cease sales of new franchises until an updated UFOC had been prepared and approved by those states that regulate the sale of franchises. Denny's began selling franchises again in all states in which it has significant operations in mid-November 1997; Carrows and Coco's obtained approval and began selling franchises again in all states in which they have significant operations in late November 1997; and El Pollo Loco resumed franchising in mid-December 1997.



Impact of the Year 2000 Issue

     The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software which uses two digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

     The Company has performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications will need to be modified or replaced so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the impact of the Year 2000 issue can be mitigated. However, if such modification or conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     For the most part, the Company intends to replace existing systems to mitigate the impact of the Year 2000 issue and will utilize both external and internal resources to do so. In this regard, the Company expects to spend approximately $20 million in both 1998 and 1999 to develop or purchase new software, the majority of which will be capitalized. Non-capital expenditures associated with the Year 2000, which will be expensed when incurred, are expected to be immaterial in both years.

     During 1998, the Company intends to communicate with its significant suppliers and franchisees to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company's current estimate of costs associated with the Year 2000 issue excludes the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. However, the costs of the project and the ability of the Company to complete it on a timely basis are based on management's best estimates, which were derived based on assumptions of future events including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results may differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     On January 28, 1997, the registrant had a market capitalization of $2.5 billion or less and accordingly, such disclosures are not required in this Annual Report on Form 10-K. Such disclosures will be included in filings that include financial statements for fiscal years ended after June 15, 1998.


Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements which appears on page F-1 herein.


Form 11-K Information

     Advantica, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as applicable, will file as an amendment to this Annual Report of Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Flagstar 401(k) Plan and the Denny's 401(k) Plan.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item with respect to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference of all information under the captions entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for Advantica's Annual Meeting of the Shareholders to be held on June 18, 1998 (the "Proxy Statement"). The information required by this item with respect to the Company's executive officers appears in Item I of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."


Item 11. Executive Compensation

     The information required by this item is furnished by incorporation by reference of all information under the caption entitled "Executive Compensation" in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is furnished by incorporation by reference of all information under the caption "General -- Ownership of Capital Securities" in the Proxy Statement.


Item 13. Certain Relationships and Related Transactions

Certain Transactions

     The information required by this item is furnished by incorporation by reference of all information under the caption "Certain Transactions" in the Proxy Statement.


Description of Indebtedness

     The following summary of the principal terms of the current indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to this Annual Report on Form 10-K. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference.


     The Advantica Credit Agreement
     On the Effective Date the Company entered into a credit agreement with Chase and other lenders named therein which established the $200 million senior secured Credit Facility.

     Such facility will be used for working capital advances, letters of credit and general corporate purposes by the Company's principal operating subsidiaries (other than FRI-M) which are borrowers thereunder (the "Borrowers"). The Credit Facility is guaranteed by Advantica and, subject to certain exceptions, by the Company's subsidiaries that are not borrowers thereunder and generally is secured by liens on the same collateral that formerly secured the Company's obligations under the Prepetition Credit Agreement (with additional liens on the Company's corporate headquarters in Spartanburg, South Carolina and accounts receivable).

     The Credit Facility matures on the date that is five years after the Effective Date (the "Maturity Date"), subject to earlier termination on March 31, 2000 in the event that the Mortgage Financings have not, on or prior to such date, been refinanced with other indebtedness that (a) matures at least 90 days after the Maturity Date, and (b) is otherwise satisfactory to the lenders. Commitments under the Credit Facility will be reduced in amounts equal to (a) a percentage of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property by Advantica, subject to certain exceptions, and
(b) 100% of the net cash proceeds of issuance of debt obligations of Advantica, subject to certain exceptions (including exceptions for certain subordinated indebtedness).

     The Credit Facility contains covenants customarily found in credit agreements for leveraged financings that, among other things, place limitations on (i) dividends on capital stock; (ii) redemptions and repurchases of capital stock; (iii) prepayments, redemptions and repurchases of debt (other than loans under the Credit Facility); (iv) liens and sale-leaseback transactions; (v) loans and investments; (vi) incurrence of debt; (vii) capital expenditures;
(viii) operating leases; (ix) mergers
and acquisitions; (x) asset sales; (xi) transactions with affiliates; (xii) changes in the business conducted by Advantica and its subsidiaries; and (xiii) amendment of debt and other material agreements.

     The Credit Facility also contains covenants that require Advantica and its subsidiaries on a consolidated basis to meet certain financial ratios and tests described below:

     Total Debt to EBITDA Ratio. Advantica is required not to permit the ratio of (a) Total Debt (as defined below) outstanding on the last day of any fiscal quarter to (b) EBITDA (as defined below) of Advantica, the Borrowers and the Specified Subsidiaries (as defined) on a consolidated basis for the period of four consecutive fiscal quarters then ended to be more than a specified ratio, ranging from a ratio of 5.10:1.00 applicable on March 31, 1998 to a ratio of 4.00:1.00 applicable on or after December 31, 2001.

     Senior Secured Debt Ratio. Advantica is required not to permit the ratio of (a) Senior Secured Debt (as defined below) outstanding on the last day of any fiscal quarter to (b) EBITDA of Advantica, the Borrowers and the Specified Subsidiaries on a consolidated basis for the period of four consecutive fiscal quarters then ended to be more than a specified ratio, ranging from a ratio of 2.35:1.00 applicable on March 31, 1998 to a ratio of 2.00:100 applicable on or after September 30, 1999.

     Interest Ratio Coverage. Advantica is required not to permit the ratio, determined on the last day of each fiscal quarter for the period of four consecutive fiscal quarters, then ended, of (a) EBITDA of Advantica, the Borrowers and the Specified Subsidiaries on a consolidated basis to (b) Cash Interest Expense (as defined below) to be less than a specified ratio, ranging from a ratio of 1.65:1.00 applicable on December 31, 1997 to a ratio of 1.85:100 applicable on or after December 31, 1999.

     Fixed Charge Coverage Ratio. Advantica is required not to permit the ratio, determined on the last day of each fiscal quarter for the period of four consecutive fiscal quarters then ended, of (a) the sum of (i) EBITDA of Advantica, the Borrowers and the Specified Subsidiaries on a consolidated basis and (ii) Lease Expense (as defined below) to (b) the sum of (i) Cash Interest Expense and (ii) Lease Expense to be less than a specified ratio, ranging from a ratio of 1.35:100 applicable on December 31, 1997 to a ratio of 1.55:1.00 applicable on or after December 31, 2000.

     Capital Expenditures Test. Advantica is required not to permit Advantica, the Borrowers and the Specified Subsidiaries on a consolidated basis to incur Capital Expenditures (as defined below) in excess of $90.0 million in the aggregate for the fiscal year ending December 31, 1997 and $100 million in the aggregate for the fiscal years ending December 31, 1998 and thereafter.

     Certain Defined Terms. As used in the Credit Facility, the following terms shall have the following meanings.

     "Capital Expenditures" means, for any period, without duplication, the sum of the aggregate of all expenditures (whether paid in cash or other consideration or accrued as a liability) by Advantica, the Borrowers and the Specified Subsidiaries during such period that, in conformity with GAAP, would be included in "additions to property, plant or equipment" or comparable items reflected in the consolidated statement of cash flows of Advantica, the Borrowers and the Specified Subsidiaries for such period, including (a) Capital Lease Obligations (as defined) and (b) expenditures for equipment that is purchased simultaneously with the trade-in of existing equipment owned by any Borrower or any of the Specified Subsidiaries to the extent of the gross amount of the purchase price less the book value of the equipment being traded in at such time, but excluding (c) interest capitalized during construction and (d) expenditures made in connection with the replacement or restoration of assets, to the extent reimbursed or financed from insurance proceeds paid on account of the loss of or the damage to the assets being replaced or restored, or from awards of compensation arising from the taking by condemnation or eminent domain of such assets being replaced, and net of cash amounts received by the Borrowers and the Specified Subsidiaries from other persons during that period in reimbursement of Capital Expenditures made by the Borrowers and the Specified Subsidiaries.

     "Cash Interest Expense" means, for any period, Interest Expense minus (a) interest not paid in cash (including amortization of (i) discount and deferred debt expenses (but excluding any capitalized interest expense with respect to the Old Senior Notes) and (ii) fees with respect to Interest Rate Protection Agreements (as defined) payable in connection with the incurrence of Indebtedness to the extent included in interest expense in accordance with GAAP (including fees and expenses in connection with the transactions relating to the Plan of Reorganization, plus (b) the amortization of the write-up of indebtedness relating to the fresh-start accounting treatment (in accordance with GAAP) of Advantica's consolidated financial statements resulting from the Reorganization Cases and Advantica's emergence therefrom.

     "EBITDA" means, with respect to Advantica, the Borrowers and the Specified Subsidiaries for any period, all as determined in accordance with GAAP on a consolidated basis after eliminating intercompany items, the net income (or net loss) for such period, plus (a) to the extent deducted in computing such net income (or net loss) the sum of (i) depreciation expense, (ii) amortization expense,
(iii) other non-cash charges, (iv) provisions for LIFO adjustment for inventory valuation, (v) net total federal, state and local income tax expense, (vi) Interest Expense, (vii) extraordinary losses, (viii) any non-recurring charge or restructuring charge that in accordance with GAAP is excluded from operating income, (ix) the cumulative effect of any change in accounting principles and
(x) "Chapter 11 expenses" (or "administrative costs reflecting Chapter 11 expenses") as shown on Advantica's consolidated statement of income for such period minus (b) extraordinary gains minus (c) the amount of cash expended in such period in respect of any amount that, under clause (viii) above, was taken into account in determining EBITDA for such or any prior period.

     "Indebtedness" of any person means, without duplication, (a) all indebtedness of such person for borrowed money; (b) all indebtedness of such person for the deferred purchase price of property or services (other than property, including inventory, and services purchased, and expense accruals and deferred compensation items arising, in the ordinary course of business); (c) all obligations of such person evidenced by notes, bonds, debentures or other similar instruments (other than performance, surety and appeal bonds arising in the ordinary course of business); (d) all indebtedness of such person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such person (even though the rights and remedies of the seller or lender under such agreement n the event of default are limited to repossession or sale of such property); (e) all Capital Lease Obligations of such person; (f) all reimbursement, payment or similar obligations of such person, contingent or otherwise, under acceptance, letter of credit or similar facilities; (g) all obligations of such person in respect of (i) currency swap agreements, currency future or option contracts and other similar agreements designed to hedge against fluctuations in foreign interest rates and (ii) interest rate swap, cap or collar agreements, interest rate future or option contracts and other similar agreements designed to hedge against fluctuations in interest rates; (h) all Guarantees (as defined) by such person of Indebtedness referred to in clauses (a) through (g) above; and (i) all Indebtedness referred to in clauses (a) through (h) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien (as defined) upon or in property (including accounts and contract rights) owned by such person, even though such person has not assumed or become liable for the payment of such Indebtedness. The Indebtedness of any person shall include the Indebtedness of any partnership in which such person is a general partner. Notwithstanding the foregoing, the amount of Indebtedness of Advantica and the Subsidiaries (or any of them) shall exclude, for all purposes in the Credit Facility, the fair market value write-up of indebtedness relating to the fresh-start accounting treatment (in accordance with GAAP) of Advantica's consolidated financial statements resulting from the Reorganization Cases and Advantica's emergence therefrom.

     "Interest Expense" means, for any period, all interest expense (including the interest component in respect of Capital Lease Obligations), net of interest income, accrued or paid by Advantica, the Borrowers and the Specified subsidiaries during such period in respect of Indebtedness of Advantica, the Borrowers and the Specified Subsidiaries, including (a) any amortization of initial debt discount or any fees (including fees with respect to Interest Rate Protection Agreements) payable in connection with the incurrence of Indebtedness to the extend included in interest expense in accordance with GAAP (including fees and expenses in connection with the transactions relating to the Plan of Reorganization), (b) any commitment fees, agent's and other regularly scheduled fees and charges in respect of such Indebtedness, (c) commissions and other fees and charges payable in connection with letters of credit, (d) the net payment, if any, payable in connection with all interest rate protection contracts and (e) interest capitalized during construction, all determined on a consolidated basis in accordance with GAAP after eliminating all intercompany items.

     "Lease Expense" means, for any period, all payment obligations of Advantica, the Borrowers and the Specified Subsidiaries during such period under Operating Leases (as defined), as determined on a consolidated basis for Advantica, the Borrowers and the Specified Subsidiaries in accordance with GAAP.

     "Senior Secured Debt" means, at any date and without duplication, Total Debt at such date minus (a) the aggregate principal amount of New Senior Notes outstanding on such date and (b) to the extent included in computing such Total Debt, the aggregate amount of other unsecured Indebtedness of Advantica at such date on a consolidated basis in accordance with GAAP.

     "Total Debt" means, at any date and without duplication, the aggregate amount of all Indebtedness of Advantica, the Borrowers and the Specified Subsidiaries at such date on a consolidated basis in accordance with GAAP (other than (a) the undrawn amount of (i) outstanding letters of credit and (ii) other obligations under similar facilities and (b) Indebtedness of the type described in clause (g) of the definition of the term "Indebtedness" or Indebtedness of the type referred to in clause (h) or (i) or the final sentence of such definition to the extent that the Indebtedness of the other person referred to in such clause (h) or (i) or such final sentence is Indebtedness of the type referred to in clause (a) or (b) above).

     Under the Credit Facility, an event of default includes, among other things, a reversal, modification or stay, in whole or in part, of any of the orders issued by the Bankruptcy Court, nonpayment of principal interest, violations of covenants, breaches of representations and warranties, the triggering of certain cross-default and cross-acceleration provisions, certain events of bankruptcy, material judgments against Advantica or its subsidiaries, and the occurrence of a "Change in Control," as defined in the Credit Agreement. If such an event of default were to occur, the lenders under the Credit Facility would be entitled to exercise a number of remedies, including acceleration of all amounts owned under the Credit Facility.


     Advantica Public Debt
     Pursuant to the Plan, Advantica issued on January 7, 1998, $592,005,000 aggregate principal amount of 11 1/4% Senior Notes. The New Senior Notes are senior unsecured obligations of Advantica and rank pari passu in right of payment to all Senior Indebtedness, including the Credit Facility. Interest on the New Senior Notes accrues at a rate equal to 11 1/4% per annum and is payable semi-annually in arrears on each July 15 and January 15, beginning July 15, 1998. They will mature on January 15, 2008.

     The New Senior Notes will be redeemable, in whole or in part, at the option of Advantica at any time on or after January 15, 2003, initially at a redemption price equal to 105.625% of the principal amount thereof to and including January 14, 2004, at 103.750% of the principal amount thereof to and including January 14, 2005, at 101.875% of the principal amount thereof to and including January 14, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

     Notwithstanding the foregoing, from January 15, 1998 until January 15, 2001, Advantica may redeem up to 35% of the aggregate principal amount of New Senior Notes outstanding on the date of the Indenture at a redemption price (expressed as a percentage of the principal amount) of 110%, plus accrued and unpaid interest, if any, to the redemption date, from the net proceeds of any public offering for cash of any equity securities of Advantica or any subsidiary thereof.


     Mortgage Financings
     A subsidiary of Advantica had issued and outstanding, at December 31, 1997, $177.6 million in aggregate principal amount of 10 1/4% Guaranteed Secured Bonds due 2000. Interest is payable semi-annually in arrears on each November 15 and May 15. As a result of the downgrade of Advantica's outstanding debt securities during 1994, certain payments by the Company which fund such interest payments are due and payable on a monthly basis. Principal payments total $12.5 million annually for the years 1997 through 1999; and $152.6 million in 2000. The bonds are secured by a financial guaranty insurance policy issued by Financial Security Assurance, Inc. and by collateral assignment of mortgage loans on 238 Hardee's and 146 Quincy's restaurants. In connection with the pending sale of FEI, as described elsewhere in this Annual Report, the Company intends to use a portion of the proceeds from the disposition to effect an in-substance defeasance of such Mortgage Financings with a book value of $177.6 million at December 31, 1997 ($102 of which is collateralized by the assets of FEI). The Company intends to purchase Defeasance Eligible Investments (as defined in documents governing such Mortgage Financings) which will be deposited in an irrevocable trust to satisfy principal and interest payments on the related bonds through the stated maturity.

     Another subsidiary of Advantica has outstanding $160 million aggregate principal amount of 11.03% Notes due 2000. Interest is payable quarterly in arrears, with the principal maturing in a single installment payment in July 2000. These notes are redeemable, in whole, at the subsidiary's option, upon payment of a premium. They are secured by a pool of cross-collateralized mortgages on approximately 240 Denny's restaurant properties.

     The foregoing financings by subsidiaries of Advantica, as described in the two preceding paragraphs, are referred to collectively and separately in this Form 10-K as the "Mortgage Financings."


     The FRI-M Credit Facility
     In connection with the acquisition by FRD of Coco's and Carrows on May 23. 1996, FRI-M, a wholly-owned subsidiary of FRD, obtained a new credit facility (the "FRI-M Credit Facility") consisting of a $56 million term loan (the "FRI-M Term Loan") and a $35 million working capital facility (the "FRI-M Revolver"). Proceeds from the FRI-M Term Loan were used to fund the Coco's and Carrows acquisition and to pay the transactions costs associated therewith. Proceeds from the FRI-M Revolver are to be used for working capital requirements and other general corporate purposes, which may include the making of intercompany loans to any of FRI-M's wholly-owned subsidiaries for their own working capital and other general corporate purposes. Letters of credit may be issued under the FRI-M Revolver for the purpose of supporting (i) workers' compensation liabilities of FRI-M or any of its subsidiaries; (ii) the obligations of third party insurers of FRI-M or any of its subsidiaries; and (iii) certain other obligations of FRI-M and its subsidiaries.

     Principal installments of the FRI-M Term Loan are payable quarterly as follows: $4 million per quarter for four consecutive quarters beginning February 28, 1997; $5 million for four consecutive quarters beginning February 28, 1998; $6 million on February 28, 1999; and $7 million for two consecutive quarters beginning May 31, 1999. All amounts owing under the FRI-M Term Loan are required to be repaid on August 31, 1999. The commitment to make loans or issue letters of credit pursuant to the FRI-M Revolver expires, and all amounts outstanding under the FRI-M Revolver must be repaid, on August 31, 1999. All borrowings under the FRI-M Credit Facility accrue interest at a variable rate based on a base rate (as defined therein) or an adjusted Eurodollar rate (8.4375% at December 31, 1997).

     The FRI-M Credit Facility requires FRI-M to make mandatory prepayments in certain circumstances out of its Consolidated Excess Cash Flow (as defined therein), out of cash proceeds of certain asset sales, out of assets distributed to FRD, the Borrower or any of Borrower's direct or indirect subsidiaries (each, a "Loan Party") in connection with an employee benefit plan termination and out of net cash proceeds received by a Loan Party from certain other sources. Any mandatory partial prepayment of the FRI-M Term Loan shall be applied to installments scheduled to be paid during the twelve months immediately following the date of such prepayment, with any excess being applied ratably to the scheduled installments of the FRI-M Term Loan. The FRI-M Credit Facility contains certain restrictive covenants which, among other things, limit (subject to certain exceptions) FRI-M and its subsidiaries with respect to (a) incurrence of debt; (b) the existence of liens; (c) investments and joint ventures; (d) the declaration or payment of dividends; (e) the making of guarantees and other contingent obligations; (f) the amendment or waiver of certain related agreements; (g) mergers, consolidations, liquidations and sales of assets (including sale and leaseback transactions); (h) payment obligations under leases; (i) transactions with shareholders and affiliates; (j) the sale, assignment, pledge or other disposition of shares of FRI-M or its subsidiaries by FRI-M or its subsidiaries; (k) capital expenditures; and (l) material changes in their business.

     The FRI-M Credit Facility also imposes on FRD, FRI-M and its subsidiaries certain financial tests and minimum ratios which, among other things, require that FRI-M (a) shall not permit the ratio determined on the last day of each fiscal quarter for such quarter and the three preceding quarters ("Rolling Period") then ended of Consolidated Adjusted EBITDA (as defined therein) to Consolidated Interest Expense (as defined therein) to be less than levels increasing from 1.85:1.00 on December 31, 1997 to 2.10:1.00 on September 23, 1999 and each fiscal quarter end thereafter; (b) permit the ratio determined on the last day of each fiscal quarter for the Rolling Period then ended of Consolidated Total Debt (as defined therein) to Consolidated Adjusted EBITDA (as defined) to exceed a level varying from 4.35:1.00 on December 31, 1997 to 3.65:1.00 on September 23, 1999 and each fiscal quarter end thereafter; and (c) shall not permit Consolidated Adjusted EBITDA determined on the last day of each fiscal quarter for the Rolling Period then ended to be less than an amount increasing from $49.0 million for the Rolling Period ending December 31, 1997 to $49.5 million for the Rolling Period ending June 25, 1998 and each Rolling Period thereafter.

     FRD and all of FRI-M's subsidiaries have guaranteed the obligations of FRI-M under the FRI-M Credit Facility and the other Loan Documents (as defined therein). All of the issued and outstanding common stock of FRI-M and its subsidiaries has been pledged as security for the obligations of FRD under the FRI-M Credit Facility and the other Loan Documents. The obligations of FRI-M under the FRI-M Credit Facility and the other Loan Documents are secured by substantially all assets of FRI-M and its subsidiaries.


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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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



 Exhibit
   No.     Description
--------   ---------------------------------------------------------------------------------------------------------------
*2.1       Joint Plan of Reorganization of FCI and Flagstar, as amended November 7, 1997 and as confirmed by order of the United States Bankruptcy Court for the District of South Carolina entered November 12, 1997
           (incorporated by reference to Exhibit 2.1 to FCI's Form 8-K, dated November 12, 1997 (the "1997 Form
           8-K")).
*3.1       Restated Certificate of Incorporation of Advantica dated January 7, 1998 (incorporated by reference to Exhibit
           3.1 to Form 8-A of Advantica filed January 7, 1998 relating to the Common Stock (the "Form 8-A")).
*3.2       Certificate of Ownership and Merger of FCI filed January 7, 1998 (incorporated by reference to Exhibit 3.2 to
           Amendment No. 1 to the Registration Statement (No. 333-45811) of Advantica (the "Advantica Form S-1
           Amendment")).
*3.3       By-Laws of Advantica as amended through January 7, 1998 (incorporated by reference to Exhibit 3.2 to the
           Form 8-A).
*4.1       Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-A).
*4.2       Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing, and
           Assignment of Leases and Rents, from Denny's Realty, Inc. to State Street Bank and Trust Company, dated
           July 12, 1990 (incorporated by reference to Exhibit 4.9 to Post-effective Amendment No. 1 to the Registration
           Statement on Form S-1 (No. 33-29769) of FCI (the "Form S-l Amendment")).
*4.3       Lease between Denny's Realty, Inc. and Denny's, Inc., dated as of December 29, 1989, as amended and restated as of July 12, 1990 (incorporated by reference to Exhibit 4.10 to the Form S-l Amendment).
*4.4       Indenture dated as of July 12, 1990 between Denny's Realty, Inc. and State Street Bank and Trust Company
           relating to certain mortgage notes (incorporated by reference to Exhibit 4.11 to the Form S-l Amendment).
*4.5       Mortgage Note in the amount of $10,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 (No. 33-48923) of Flagstar (the "11.25%
           Debentures S-4")).
*4.6       Mortgage Note in the amount of $52,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
*4.7       Mortgage Note in the amount of $98,000000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
*4.8       Indenture between Secured Restaurants Trust and The Citizens and Southern National Bank of South
           Carolina, dated as of November 1, 1990, relating to certain secured bonds (incorporated by reference to
           Exhibit 4.18 to the 11.25% Debentures S-4).
*4.9       Amended and Restated Trust Agreement between Spartan Holdings, Inc., as Depositor for Secured
           Restaurants Trust, and Wilmington Trust Company, dated as of October 15, 1990 (incorporated by reference to
           Exhibit 3.3 to the Registration Statement on Form S-11 (No. 33-36345) of Secured Restaurants Trust (the
           "Form S-11")).
*4.10      Credit Agreement, dated as of May 23, 1996, among FRD, FRI-M, certain lenders and co-agents named therein, and Credit Lyonnais New York Branch as administrative agent (the "FRI-M Credit Agreement")
           (incorporated by reference to Exhibit 10.1 to the Registration Statement on Forms S-1 and S-4
           (No. 333-07601) of FRD (the "FRD Form S-l/S-4")).
*4.11      First Amendment to the FRI-M Credit Agreement, dated July 1, 1996 (incorporated by reference to Exhibit
           10.3.1 to FCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
*4.12      Second Amendment to the FRI-M Credit Agreement, dated November 19, 1996 (incorporated by reference to
           Exhibit 4.24 to FCI's 1996 Form 10-K, File No. 0-18051 (the "1996 Form 10-K")).
*4.13      Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "FRD
           Indenture") (incorporated by reference to Exhibit 4.1 to the FRD Form S-l/S-4).

  Exhibit
    No.      Description
----------   ----------------------------------------------------------------------------------------------------------------
 *4.14       Form of First Supplemental Indenture to the FRD Indenture dated as of August 23, 1996 (incorporated by reference to Exhibit 4.1.1 to the FRD Form S-l/S-4).
 *4.15       Stock Purchase Agreement dated as of March 1, 1996 by and among FCI, Flagstar, FRD and FRI
             (incorporated by reference to Exhibit 4.2 to the FRD Form S-l/S-4).
 *4.16       Indenture relating to the New Senior Notes (including the form of security) dated as of January 7, 1998, between Advantica and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to
             Advantica's Form 8-K filed January 15, 1998 (the "1998 Form 8-K")).
 *4.17       Warrant Agreement (including the form of Warrant) (incorporated by reference to Exhibit 10.1 to the
             Form 8-A).
 *4.18       Third Amendment to the FRI-M Credit Agreement, dated as of March 17, 1997 (incorporated by reference to
             Exhibit 4.2 to FCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "1997 First
             Quarter Form 10-Q")).
 *4.19       Fourth Amendment and Limited Waiver dated July 9, 1997 to the FRI-M Credit Agreement (incorporated by reference to Exhibit 4.2 to FCI's Quarterly Report on Form 10-Q for the quarter ended October 1, 1997).
 *4.20       Fifth Amendment to the FRI-M Credit Agreement, dated as of December 9, 1997 (incorporated by reference to Exhibit 4.21 to the Advantica Form S-1 Amendment).
 *10.1       Consent Order dated March 26, 1993 between the U.S. Department of Justice, Flagstar and Denny's, Inc.
             (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-2 (No. 33-49843) of
             Flagstar (the "Form S-2")).
 *10.2       Fair Share Agreement dated July 1, 1993 between Flagstar and the NAACP (incorporated by reference to
             Exhibit 10.43 to the Form S-2).
 *10.3       Form of Agreement providing certain supplemental retirement benefits (incorporated by reference to Exhibit
             10.7 to FCI's 1992 Form 10-K, File No. 0-18051 (the "1992 Form 10-K")).
 *10.4       Form of Supplemental Executive Retirement Plan Trust of Advantica (incorporated by reference to Exhibit
             10.8 to the 1992 Form 10-K).
 *10.5       Form of Mortgage related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.1 to the Form S-11).
 *10.6       Mortgage Note in the amount of $521,993,982, made by Flagstar Enterprises, Inc. in favor of Spartan
             Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.12 to the 11.25% Debentures S-4).
 *10.7       Mortgage Note in the amount of $210,077,402, made by Quincy's Restaurants, Inc. in favor of Spartan
             Holdings, Inc., dated as of February 1, 1990, as amended and restated November 15, 1990 (incorporated by reference to Exhibit 10.13 to the 11.25% Debentures S-4).
 *10.8       Loan Agreement between Secured Restaurants Trust and Spardee's Realty, Inc., dated as of November 1, 1990
             (incorporated by reference to Exhibit 10.14 to the 11.25% Debentures S-4).
 *10.9       Loan Agreement between Secured Restaurants Trust and Quincy's Realty, Inc., dated as of November 1, 1990
             (incorporated by reference to Exhibit 10.15 to the 11.25% Debentures S-4).
 *10.10      Insurance and Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.16 to the 11.25% Debentures S-4).
 *10.11      Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
             (incorporated by reference to Exhibit 10.17 to the 11.25% Debentures S-4).
 *10.12      Bank Intercreditor Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
             (incorporated by reference to Exhibit 10.18 to the 11.25% Debentures S-4).
 *10.13      Indemnification Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
             (incorporated by reference to Exhibit 10.19 to the 11.25% Debentures S-4).
 *10.14      Liquidity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
             (incorporated by reference to Exhibit 10.20 to the 11.25% Debentures S-4).
 *10.15      Financial Guaranty Insurance Policy, issued November 15, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.21 to the 11.25% Debentures S-4).
 *10.16      Amended and Restated Lease between Quincy's Realty Inc. and Quincy's Restaurants, Inc., dated as of
             November 1, 1990 (incorporated by reference to Exhibit 10.22 to the 11.25% Debentures S-4).
 *10.17      Amended and Restated Lease between Spardee's Realty, Inc. and Spardee's Restaurants, Inc., dated as of
             November 1, 1990 (incorporated by reference to Exhibit 10.23 to the 11.25% Debentures S-4).
 *10.18      Collateral Assignment Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.24 to the 11.25% Debentures S-4).
 *10.19      Form of Assignment of Leases and Rents related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.12 to the Form S-11).

  Exhibit
    No.       Description
-----------   ---------------------------------------------------------------------------------------------------------------
*10.20        Spartan Guaranty, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
              (incorporated by reference to Exhibit 10.26 to the 11.25% Debentures S-4).
*10.21        Form of Hardee's License Agreement related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.14 to the Form S-11).
*10.22        Stock Pledge Agreement among Flagstar Enterprises, Inc. and Secured Restaurants Trust, dated as of
              November 1, 1990 (incorporated by reference to Exhibit 10.28 to the 11.25% Debentures S-4).
*10.23        Stock Pledge Agreement among Quincy's Restaurants, Inc. and Secured Restaurants Trust, dated as of
              November 1, 1990 (incorporated by reference to Exhibit 10.29 to the 11.25% Debentures S-4).
*10.24        Management Agreement, dated as of November 1, 1990, related to the Secured Restaurants Trust transaction
              (incorporated by reference to Exhibit 10.30 to the 11.25% Debentures S-4).
*10.25        Form of Collateral Assignment of Security Documents related to Secured Restaurants Trust transaction
              (incorporated by reference to Exhibit 10.17 to the Form S-11).
*10.26        Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction
              (incorporated by reference to Exhibit 10.32 to the 11.25% Debentures S-4).
*10.27        Employment Agreement, dated as of January 10, 1995, between FCI and James B. Adamson (incorporated by reference to Exhibit 10.42 to the 1994 Form 10-K).
*10.28        Amendment to Employment Agreement, dated as of February 27, 1995, between FCI and James B. Adamson
              (incorporated by reference to Exhibit 10.44 to the 1994 Form 10-K).
*10.29        Form of Agreement providing certain severance benefits (incorporated by reference to Exhibit 10.48 to the
              1994 Form 10-K).
*10.30        Amended Consent Decree dated May 24, 1994 (incorporated by reference to Exhibit 10.50 to the 1994 Form
              10-K).
*10.31        Consent Decree dated May 24, 1994 among certain named claimants, individually and on behalf of all others similarly situated, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.51 to the 1994 Form
              10-K).
*10.32        Second Amendment to Employment Agreement, dated December 31, 1996, between FCI and James B.
              Adamson (incorporated by reference to Exhibit 10.47 to the 1996 Form 10-K).
 10.33        Form of Agreement dated December 3, 1997 providing certain retention incentives and severance benefits for
              Company management.
*10.34        Information Systems Management Agreement, dated February 22, 1996, between Flagstar and Integrated
              Systems Solutions Corporation (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
*10.35        Employment Agreement, dated as of April 24, 1995, between Flagstar and C. Robert Campbell (incorporated by reference to Exhibit 10.50 to the 1996 Form 10-K).
*10.36        Employment Agreement, dated as of April 22, 1996, between Flagstar and Craig S. Bushey (incorporated by reference to Exhibit 10.51 to the 1996 Form 10-K).
*10.37        Employment Agreement, dated as of November 21, 1995, between Flagstar and John A. Romandetti
              (incorporated by reference to Exhibit 10.52 to the 1996 Form 10-K).
*10.38        Employment Agreement between Advantica and James B. Adamson, amended and restated as of January 17,
              1998 (incorporated by reference to Exhibit 10.38 to the Advantica Form S-1 Amendment).
*10.39        Agreement Concerning Voting dated as of March 21, 1997 by and among Advantica, Magten Asset
              Management Corporation, Loomis Sayles & Company and Moore Capital Management, Inc. (incorporated by reference to Exhibit 10.55 to the Registration Statement of Form S-4 (No. 333-23875) ( the "1997 Form S-4")).
*10.40        Supplement to Agreement Concerning Voting dated as of May 21, 1997 by and among Advantica, Magten
              Asset Management Corporation, Loomis Sayles & Company and Moore Capital Management, Inc.
              (incorporated by reference to Exhibit 10.56 to the 1997 Form S-4).
*10.41        Credit Agreement, dated January 7, 1998, among Denny's, Inc., El Pollo Loco, Inc., Flagstar Enterprises, Inc.,
              Flagstar Systems, Inc. and Quincy's Restaurants, Inc., as borrowers, Advantica, as a guarantor, the lenders named therein, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit
              10.1 to the 1998 Form 8-K).
*10.42        Revolving Credit and Guaranty Agreement, dated as of July 11, 1997, among Flagstar, as borrower, FCI,
              Flagstar Holdings, Inc., TWS Funding, Inc. and each of the other direct or indirect subsidiaries of Flagstar named therein, as guarantors, the lenders named therein, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the 1997 Third Quarter Form 10-Q).
*10.43        Advantica Restaurant Group Stock Option Plan, as adopted January 28, 1998 (incorporated by reference to
              Exhibit 10.43 to the Advantica Form S-1 Amendment).
*10.44        Advantica Restaurant Group Officer Stock Option Plan, as adopted January 28, 1998 (incorporated by reference to Exhibit 10.44 to the Advantica Form S-1 Amendment).

  Exhibit
    No.       Description
-----------   ---------------------------------------------------------------------------------------------------------
*10.45        Advantica Restaurant Group Director Stock Option Plan, as adopted January 28, 1998 (incorporated by reference to Exhibit 10.45 to the Advantica Form S-1 Amendment).
*10.46        Final Amendment to Revolving Credit and Guaranty Agreement, dated as of August 15, 1997 (incorporated by reference to the 1997 Third Quarter Form 10-Q).
   12         Computation of Ratio of Earnings to Fixed Charges.
   21         Subsidiaries of Advantica.
   27         Financial Data Schedule.
   99         Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

---------
* Certain of the exhibits to this Annual Report on Form 10-K, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof as of their respective dates.

(b) The Company filed a report on Form 8-K on November 21, 1997 reporting under Item 3 of such report that on November 12, 1997, the Bankruptcy Court entered an order confirming the Amended Joint Plan of Reorganization of FCI and Flagstar (the "Plan"). The filing set forth the material features of the Plan and included condensed balance sheets of FCI and Flagstar (which were prepared using the equity method of accounting for reporting the results of wholly-owned subsidiaries of FCI that were not parties to the proceedings), which set forth the assets and liabilities of FCI and Flagstar as of October 1, 1997.

                       ADVANTICA RESTAURANT GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS




                                                                                            Page
                                                                                           -----
Independent Auditors' Report .............................................................  F-2
Statements of Consolidated Operations for the Three Years Ended December 31, 1995, 1996     F-3
  and 1997
Consolidated Balance Sheets as of December 31, 1996 and 1997 .............................  F-4
Statements of Consolidated Cash Flows for the Three Years Ended December 31, 1995, 1996     F-5
  and 1997
Notes to Consolidated Financial Statements ...............................................  F-7

                         INDEPENDENT AUDITORS' REPORT


     We have audited the accompanying consolidated balance sheets of Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc.) and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related statements of consolidated operations and consolidated cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 1 to the financial statements, on November 12, 1997, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on January 7, 1998. As described in Note 2, the change in ownership of the Company effected by the plan of reorganization requires that the Company apply "fresh-start reporting" effective January 7, 1998 in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 20, 1998

                        ADVANTICA RESTAURANT GROUP, INC.


                     STATEMENTS OF CONSOLIDATED OPERATIONS




                                                                                       Year Ended December 31,
                                                                             -------------------------------------------
                                                                                  1995           1996           1997
                                                                             -------------- -------------- -------------
(In thousands, except per share amounts)
Net company sales ..........................................................    $2,512,164     $2,471,247    $2,528,659
Franchise revenue ..........................................................       59,323         71,055        80,797
                                                                                ----------     ----------    ----------
Operating revenue ..........................................................    2,571,487      2,542,302     2,609,456
                                                                                ----------     ----------    ----------
Operating expenses:
 Product cost ..............................................................      867,141        746,680       760,974
 Payroll and benefits ......................................................      914,315        943,164       976,189
 Depreciation and amortization expense .....................................      132,872        129,948       140,828
 Utilities .................................................................       98,212        104,477       110,138
 Other .....................................................................      393,482        461,641       465,285
 Provision for restructuring charges .......................................       15,873             --        10,540
 Charge for impaired assets ................................................       51,358             --        15,074
                                                                                ----------     ----------    ----------
                                                                                2,473,253      2,385,910     2,479,028
                                                                                ----------     ----------    ----------
Operating income ...........................................................       98,234        156,392       130,428
                                                                                ----------     ----------    ----------
Other charges (credits):
 Interest and debt expense (contractual interest for the year ended
   December 31, 1997 is $278,061)...........................................      232,874        261,633       227,110
 Interest income ...........................................................       (3,725)        (6,926)         (722)
 Other -- net ..............................................................        2,005          3,537         5,648
                                                                                ----------     ----------    ----------
                                                                                  231,154        258,244       232,036
                                                                                ----------     ----------    ----------
Loss before reorganization items and taxes .................................     (132,920)      (101,852)     (101,608)
Reorganization items .......................................................           --             --        31,073
                                                                                ----------     ----------    ----------
Loss before income taxes ...................................................     (132,920)      (101,852)     (132,681)
(Benefit from) provision for income taxes ..................................          (14)       (16,392)        1,769
                                                                                ----------     ----------    ----------
Loss from continuing operations ............................................     (132,906)       (85,460)     (134,450)
Gain on sale of discontinued operations, net of income tax provision of:
 1995 -- $10,092............................................................       77,877             --            --
Loss from discontinued operations, net of income tax benefit of:
 1995 -- $(1,361)...........................................................         (636)            --            --
                                                                                ----------     ----------    ----------
Loss before extraordinary items ............................................      (55,665)       (85,460)     (134,450)
Extraordinary items, net of income tax benefit of: 1995 -- $25..............          466             --            --
                                                                                ----------     ----------    ----------
Net loss ...................................................................      (55,199)       (85,460)     (134,450)
Dividends on preferred stock ...............................................      (14,175)       (14,175)      (14,175)
                                                                                ----------     ----------    ----------
Net loss applicable to common shareholders .................................   ($  69,374)    ($  99,635)   ($ 148,625)
                                                                                ==========     ==========    ==========
Per share amounts applicable to common shareholders:
Basic and diluted earnings per share:
 Loss from continuing operations ...........................................    $   (3.47)     $   (2.35)    $   (3.50)
 Income from discontinued operations, net ..................................         1.82             --            --
                                                                                ----------     ----------    ----------
 Loss before extraordinary items ...........................................       ( 1.65)        ( 2.35)       ( 3.50)
 Extraordinary items, net ..................................................         0.01             --            --
                                                                                ----------     ----------    ----------
 Net loss ..................................................................    $   (1.64)     $   (2.35)    $   (3.50)
                                                                                ==========     ==========    ==========
 Average outstanding and equivalent common shares ..........................       42,431         42,434        42,434
                                                                                ==========     ==========    ==========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.


                          CONSOLIDATED BALANCE SHEETS

                                                                                                     Historical
                                                                                                    December 31,
                                                                                           -------------------------------
                                                                                                 1996            1997
                                                                                           --------------- ---------------
(In thousands)
Assets
Current Assets:
 Cash and cash equivalents ...............................................................  $      92,369   $      54,079
 Receivables, less allowance for doubtful accounts of: 1996 -- $2,405; 1997--$4,177.......         17,812          12,920
 Loan receivable from former officer .....................................................         13,922              --
 Merchandise and supply inventories ......................................................         31,543          20,700
 Net assets held for sale ................................................................          5,114         242,479
 Other ...................................................................................         29,895          45,101
 Restricted investments securing in-substance defeased debt ..............................             --              --
                                                                                            -------------   -------------
                                                                                                  190,655         375,279
                                                                                            -------------   -------------
Property:
 Property owned:
  Land ...................................................................................        253,067         195,743
  Buildings and improvements .............................................................        891,512         588,140
  Other property and equipment ...........................................................        536,886         406,315
                                                                                            -------------   -------------
 Total property owned ....................................................................      1,681,465       1,190,198
 Less accumulated depreciation ...........................................................        629,676         510,690
                                                                                            -------------   -------------
 Property owned -- net ...................................................................      1,051,789         679,508
                                                                                            -------------   -------------
 Buildings and improvements, vehicles, and other equipment held under capital leases .....        210,533         164,691
 Less accumulated amortization ...........................................................         93,740          85,826
                                                                                            -------------   -------------
 Property held under capital leases -- net ...............................................        116,793          78,865
                                                                                            -------------   -------------
                                                                                                1,168,582         758,373
                                                                                            -------------   -------------
Other Assets:
 Goodwill net of accumulated amortization of: 1996 -- $3,077; 1997-- $8,061...............        205,389         207,918
 Other intangible assets, net of accumulated amortization: 1996 -- $20,611; 1997--$16,781.         27,595          14,897
 Deferred financing costs -- net .........................................................         64,153          56,716
 Other ...................................................................................         30,996          25,885
 Restricted investments securing in-substance defeased debt ..............................             --              --
 Reorganization value in excess of amounts allocable to identifiable assets ..............             --              --
                                                                                            -------------   -------------
                                                                                                  328,133         305,416
                                                                                            -------------   -------------
                                                                                            $   1,687,370   $   1,439,068
                                                                                            =============   =============
Liabilities
Current Liabilities:
 Current maturities of notes and debentures ..............................................  $      39,161   $      37,572
 Current maturities of capital lease obligations .........................................         23,729          19,657
 Current maturities of in-substance defeased debt ........................................             --              --
 Accounts payable ........................................................................        160,444         109,778
 Accrued salaries and vacations ..........................................................         58,838          58,232
 Accrued insurance .......................................................................         52,244          35,749
 Accrued taxes ...........................................................................         25,060          25,927
 Accrued interest and dividends ..........................................................         47,676          15,487
 Other ...................................................................................         76,123          79,291
                                                                                            -------------   -------------
                                                                                                  483,275         381,693
                                                                                            -------------   -------------
Long-Term Liabilities:
 Notes and debentures, less current maturities ...........................................      2,044,179         510,533
 Capital lease obligations, less current maturities ......................................        136,497          87,703
 In-substance defeased debt, less current maturities .....................................             --              --
 Deferred income taxes ...................................................................         16,361          10,015
 Liability for self-insured claims .......................................................         57,665          54,669
 Other non-current liabilities and deferred credits ......................................        176,920         144,505
                                                                                            -------------   -------------
                                                                                                2,431,622         807,425
                                                                                            -------------   -------------
Total liabilities not subject to compromise ..............................................      2,914,897       1,189,118
Liabilities subject to compromise ........................................................             --       1,612,400
                                                                                            -------------   -------------
 Total liabilities .......................................................................      2,914,897       2,801,518
                                                                                            -------------   -------------
Commitments and Contingencies
Shareholders' Equity (Deficit):
 $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock:
 $0.10 par value; 1995 and 1996, 25,000 shares authorized; 6,300 shares issued and
outstanding; liquidation preference $157,500 excluding dividends in arrears...............            630             630
Common stock:
  $0.50 par value; shares authorized -- 200,000; issued and outstanding; 1996 and                  21,218          21,218
  1997--42,434
 Pro forma -- $0.01 par value; shares authorized--100,000; issued and outstanding--40,000.             --              --
 Paid-in capital .........................................................................        724,912         724,912
 Deficit .................................................................................     (1,973,365)     (2,107,815)
 Minimum pension liability adjustment ....................................................           (922)         (1,395)
                                                                                            -------------   -------------
                                                                                               (1,227,527)     (1,362,450)
                                                                                            -------------   -------------
                                                                                            $   1,687,370   $   1,439,068
                                                                                            =============   =============



                                                                                             Pro Forma
                                                                                            December 31,
                                                                                                1997
                                                                                           -------------
(In thousands)                                                                              (Unaudited)
Assets
Current Assets:
 Cash and cash equivalents ...............................................................  $  247,220
 Receivables, less allowance for doubtful accounts of: 1996 -- $2,405; 1997--$4,177.......      12,341
 Loan receivable from former officer .....................................................          --
 Merchandise and supply inventories ......................................................      20,275
 Net assets held for sale ................................................................          --
 Other ...................................................................................      24,387
 Restricted investments securing in-substance defeased debt ..............................      14,868
                                                                                            ----------
                                                                                               319,091
                                                                                            ----------
Property:
 Property owned:
  Land ...................................................................................      89,468
  Buildings and improvements .............................................................     468,748
  Other property and equipment ...........................................................     152,633
                                                                                            ----------
 Total property owned ....................................................................     710,849
 Less accumulated depreciation ...........................................................          --
                                                                                            ----------
 Property owned -- net ...................................................................     710,849
                                                                                            ----------
 Buildings and improvements, vehicles, and other equipment held under capital leases .....     107,110
 Less accumulated amortization ...........................................................          --
                                                                                            ----------
 Property held under capital leases -- net ...............................................     107,110
                                                                                            ----------
                                                                                               817,959
                                                                                            ----------
Other Assets:
 Goodwill net of accumulated amortization of: 1996 -- $3,077; 1997-- $8,061...............          --
 Other intangible assets, net of accumulated amortization: 1996 -- $20,611; 1997--$16,781.     222,822
 Deferred financing costs -- net .........................................................      36,397
 Other ...................................................................................      25,446
 Restricted investments securing in-substance defeased debt ..............................     184,605
 Reorganization value in excess of amounts allocable to identifiable assets ..............     729,315
                                                                                            ----------
                                                                                             1,198,585
                                                                                            ----------
                                                                                            $2,335,635
                                                                                            ==========
Liabilities
Current Liabilities:
 Current maturities of notes and debentures ..............................................  $   25,024
 Current maturities of capital lease obligations .........................................      19,657
 Current maturities of in-substance defeased debt ........................................      12,548
 Accounts payable ........................................................................     109,778
 Accrued salaries and vacations ..........................................................      58,232
 Accrued insurance .......................................................................      35,749
 Accrued taxes ...........................................................................      25,927
 Accrued interest and dividends ..........................................................      15,487
 Other ...................................................................................     116,957
                                                                                            ----------
                                                                                               419,359
                                                                                            ----------
Long-Term Liabilities:
 Notes and debentures, less current maturities ...........................................     987,304
 Capital lease obligations, less current maturities ......................................      87,703
 In-substance defeased debt, less current maturities .....................................     186,382
 Deferred income taxes ...................................................................       5,170
 Liability for self-insured claims .......................................................      60,236
 Other non-current liabilities and deferred credits ......................................     179,249
                                                                                            ----------
                                                                                             1,506,044
                                                                                            ----------
Total liabilities not subject to compromise ..............................................   1,925,403
Liabilities subject to compromise ........................................................          --
                                                                                            ----------
 Total liabilities .......................................................................   1,925,403
                                                                                            ----------
Commitments and Contingencies
Shareholders' Equity (Deficit):
 $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock:
 $0.10 par value; 1995 and 1996, 25,000 shares authorized; 6,300 shares issued and
outstanding; liquidation preference $157,500 excluding dividends in arrears...............          --
Common stock:
  $0.50 par value; shares authorized -- 200,000; issued and outstanding; 1996 and                   --
  1997--42,434
 Pro forma -- $0.01 par value; shares authorized--100,000; issued and outstanding--40,000.         400
 Paid-in capital .........................................................................     409,832
 Deficit .................................................................................          --
 Minimum pension liability adjustment ....................................................          --
                                                                                            ----------
                                                                                               410,232
                                                                                            ----------
                                                                                            $2,335,635
                                                                                            ==========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.


                     STATEMENTS OF CONSOLIDATED CASH FLOWS




                                                                                         Year Ended December 31,
                                                                                ------------------------------------------
                                                                                     1995          1996          1997
                                                                                ------------- ------------- --------------
(In thousands)
Cash Flows from Operating Activities:
Net loss ......................................................................  $  (55,199)   $  (85,460)    $ (134,450)
Adjustments to Reconcile Net loss to Cash Flows from Operating Activities:
 Provision for restructuring charges ..........................................      15,873            --         10,540
 Charge for impaired assets ...................................................      51,358            --         15,074
 Depreciation and amortization of property ....................................     126,488       120,059        127,529
 Amortization of goodwill .....................................................          --         3,077          5,081
 Amortization of other intangible assets ......................................       6,384         6,812          8,218
 Amortization of deferred gains ...............................................      (2,867)      (11,188)       (16,581)
 Amortization of deferred financing costs .....................................       7,504         8,920          9,551
 Write-off of deferred financing costs ........................................          --            --          2,533
 Deferred income tax benefit ..................................................      (3,451)       (9,031)          (178)
 Other ........................................................................     (17,161)       (7,816)       (25,412)
 Loss from discontinued operations, net .......................................         636            --             --
 Gain on sale of discontinued operations, net .................................     (77,877)           --             --
 Extraordinary items, net .....................................................        (466)           --             --
Changes in Assets and Liabilities Net of Effects of Acquisition,
 Dispositions and Restructurings:
 Decrease (increase) in assets:
   Receivables ................................................................      (4,713)          327          2,055
   Inventories ................................................................        (848)         (833)         2,981
   Other current assets .......................................................      (7,086)       (3,964)          (540)
   Other assets ...............................................................      (2,622)       (5,456)        (8,220)
 Increase (decrease) in liabilities:
   Accounts payable ...........................................................      21,896        21,932        (30,257)
   Accrued salaries and vacations .............................................      (5,551)        4,560          3,944
   Accrued taxes ..............................................................        (429)       (5,502)           325
   Other accrued liabilities ..................................................      (4,014)       (6,283)        63,188
   Other noncurrent liabilities and deferred credits ..........................     (28,364)      (10,628)        29,777
                                                                                 ----------    ----------     ----------
Net cash flows from operating activities before reorganization activities .....      19,491        19,526         65,158
Increase in liabilities from reorganization activities ........................          --            --         10,853
                                                                                 ----------    ----------     ----------
Net cash flows from operating activities ......................................      19,491        19,526         76,011
                                                                                 ----------    ----------     ----------
Cash Flows from Investing Activities:
 Purchase of property .........................................................    (123,739)      (55,026)       (63,616)
 Proceeds from dispositions of property .......................................      25,693        14,323         26,319
 Advances to discontinued operations, net .....................................      (6,952)           --             --
 Proceeds from sale of discontinued operations ................................     172,080            --             --
 Proceeds from sales of subsidiaries ..........................................     122,500        62,992             --
 Acquisition of business, net of cash acquired ................................          --      (127,068)            --
 Other long-term assets, net ..................................................      (3,217)       (4,670)         1,250
                                                                                 ----------    ----------     ----------
Net cash flows provided by (used in) investing activities .....................     186,365      (109,449)       (36,047)
                                                                                 ----------    ----------     ----------

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                                                                Year Ended December 31,
                                                         -------------------------------------
                                                             1995         1996         1997
                                                         ------------ ------------ -----------
(In thousands)
 Cash Flows from Financing Activities:
  Net borrowings under credit agreements ...............  $      --    $   56,000   $      --
  Deferred financing costs .............................         --        (9,591)     (4,605)
  Long-term debt payments ..............................    (56,035)      (44,108)    (61,949)
  Net bank overdrafts ..................................     (5,400)       (2,800)    (11,700)
  Cash dividends on preferred stock ....................    (14,175)      (14,175)         --
                                                          ---------    ----------   ---------
  Net cash flows used in financing activities ..........    (75,610)      (14,674)    (78,254)
                                                          ---------    ----------   ---------
  Increase (decrease) in cash and cash equivalents .....    130,246      (104,597)    (38,290)
 Cash and Cash Equivalents at:
  Beginning of period ..................................     66,720       196,966      92,369
                                                          ---------    ----------   ---------
  End of period ........................................  $ 196,966    $   92,369   $  54,079
                                                          =========    ==========   =========
 Supplemental Cash Flow Information:
  Income taxes paid ....................................  $   3,591    $    2,196   $     381
                                                          =========    ==========   =========
  Interest paid ........................................  $ 238,832    $  239,284   $ 123,278
                                                          =========    ==========   =========
  Non-cash financing activities:
   Capital lease obligations ...........................  $   5,505    $   12,310   $  19,170
                                                          =========    ==========   =========
   Dividends declared but not paid .....................  $   3,544    $       --   $      --
                                                          =========    ==========   =========
  Non-cash investing activities:
   Other investing .....................................  $   8,185    $       --   $   3,050
                                                          =========    ==========   =========

                See notes to consolidated financial statements.

                       ADVANTICA RESTAURANT GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 REORGANIZATION AND BASIS OF REPORTING

     Advantica (formerly Flagstar Companies, Inc.), through its wholly-owned subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), owns and operates the Denny's, El Pollo Loco, Quincy's Family Steakhouse, Coco's and Carrows restaurant brands and is the largest franchisee of Hardee's. Denny's, a family-style restaurant chain, operates in 49 states, two U.S. territories, and two foreign countries, with principal concentrations in California, Florida, Texas, Washington, Arizona, Pennsylvania, Illinois, and Ohio. Hardee's competes in the quick-service hamburger category and Quincy's operates in the family-steak restaurant category. The Company's Hardee's and Quincy's restaurant chains are located primarily in the southeastern United States. El Pollo Loco is a quick-service flame-broiled chicken concept which operates primarily in southern California. The Coco's and Carrows restaurant chains, acquired by Advantica in May 1996, compete in the family-style category and are located primarily in the western United States.

     On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI") and Flagstar Corporation ("Flagstar") emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar, a wholly-owned subsidiary of FCI, merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. ("Advantica," or together with its subsidiaries, the "Company"). The bankruptcy proceedings began when FCI, Flagstar and Flagstar Holdings, Inc. ("Holdings") filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court for the District of South Carolina. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997 (the "Petition Date"). FCI's operating subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries) did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

     Material features of the Plan as it became effective as of January 7, 1998, are as follows:

  (a) On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc.;

  (b) The following securities of FCI and Flagstar were canceled, extinguished and retired as of the Effective Date: (i) Flagstar's 10 7/8% Senior Notes due 2002 (the "10 7/8% Senior Notes") and 10 3/4% Senior Notes due 2001 (the "10 3/4% Senior Notes" and, collectively with the 10 7/8% Senior Notes due 2002, the "Old Senior Notes"), (ii) Flagstar's 11.25% Senior Subordinated Debentures due 2004 (the "11.25% Debentures") and
       11 3/8% Senior Subordinated Debentures due 2003 (the "11 3/8% Debentures" and, collectively with the 11.25% Senior Subordinated Debentures due 2004, the "Senior Subordinated Debentures"), (iii) Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "10% Convertible Debentures"), (iv) FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock (the "Old Preferred Stock") and
       (v) FCI's $.50 par value common stock (the "Old Common Stock");

  (c) Advantica had 100 million authorized shares of Common Stock (of which 40 million were deemed issued and outstanding on the Effective Date pursuant to the Plan subject to completion of the exchange of securities as contemplated by such Plan) and 25 million authorized shares of preferred stock (none of which are currently outstanding). Pursuant to the Plan, 10% of the number of shares of Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, is reserved for issuance under a new management stock option program. Additionally, 4 million shares of Common Stock are reserved for issuance upon the exercise of new warrants expiring January 7, 2005 that were deemed issued and outstanding on the Effective Date and entitle the holders thereof to purchase in the aggregate 4 million shares of Common Stock at an exercise price of $14.60 per share (the "Warrants");

  (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4% Senior Notes due 2007 (the "New Senior Notes") in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

  (e) Each holder of the Senior Subordinated Debentures received each holder's pro rata portion of shares of Common Stock equivalent to 95.5% of the Common Stock issued on the Effective Date;

  (f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (i) shares of Common Stock equivalent to 4.5% of the Common Stock issued on the Effective Date and (ii) 100% of the Warrants issued on the Effective Date; and

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 1 REORGANIZATION AND BASIS OF REPORTING -- Continued

  (g) Advantica refinanced its prior credit facilities by entering the Credit Facility (as defined below).

     Pursuant to the Plan, Advantica's certificates of incorporation and by-laws were amended and restated in their entirety.

     FCI and Flagstar filed their Chapter 11 cases to implement their Prepackaged Plan which was developed in the course of negotiations with an ad hoc committee of holders of the Senior Subordinated Debentures and with the support of FCI's majority shareholder. During the Bankruptcy proceedings, the Prepackaged Plan's classification of the 10% Convertible Debentures as subordinate to the Senior Subordinated Debentures was challenged by certain holders of the 10% Convertible Debentures. As a result of litigation of this issue and subsequent negotiations with representatives of the holders of the 10% Convertible Debentures, on November 7, 1997 FCI and Flagstar filed the Plan which was confirmed by the Bankruptcy Court on November 12, 1997.

     On the Effective Date, the automatic stay imposed by the Bankruptcy Code was terminated and, other than in certain limited circumstances pursuant to the terms of the Plan, Advantica is no longer subject to the jurisdiction and supervision of the Bankruptcy Court. Additionally, on January 12, 1998, a motion to dismiss the Chapter 11 case of Holdings pursuant to section 1112(b) of the Bankruptcy Code was filed with the Bankruptcy Court. No objections were filed and on March 6, 1998, the Bankruptcy Court entered an order dismissing the case.

     In connection with the reorganization, the Company will realize a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain results from a reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 1999 taxable year, to reduce certain tax attributes related to Advantica, exclusive of its operating subsidiaries, including (i) net operating loss carryforwards ("NOLS"), (ii) certain tax credits and (iii) tax bases in assets in an amount equal to such gain on extinguishment.

     The reorganization of the Company on January 7, 1998 constituted an ownership change under Section 382 of the Internal Revenue Code and therefore the use of any of the Company's NOLS and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of approximately $21 million for NOLS or $7 million for tax credits.

     The Company's financial statements as of December 31, 1997 have been presented in conformity with the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all prepetition liabilities of the Debtors that are subject to compromise under the Plan (as defined in Note 7) are segregated in the Company's Consolidated Balance Sheet as liabilities subject to compromise. These liabilities are recorded at the amounts allowed as claims by the Bankruptcy Court in accordance with the Plan. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceedings or that it is probable to be an allowed priority, secured, or unsecured claim. Accordingly, and in view of the terms of the Plan, as of July 11, 1997, the Company ceased recording interest on its 11.25% Debentures, 11 3/8% Debentures and 10% Convertible Debentures. The contractual interest expense for the year ended December 31, 1997 is disclosed in the accompanying Statements of Consolidated Operations.

     The following unaudited pro forma condensed consolidated balance sheets and unaudited pro forma condensed statements of consolidated operations give effect to the Plan discussed above and the disposition discussed in Note 18 as if such Plan and disposition had been consummated, for balance sheet purposes, on December 31, 1997 and, for statement of operations purposes, on January 1, 1997.

     The pro forma information included herein is provided for informational purposes only and should not be construed to be indicative of the financial condition or results of operations of the company had the reorganization plan or the disposition been consummated on the respective dates indicated and is not intended to be predictive of future financial condition or results of operations of the Company at any future date or for any future period.

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)



                                                     December 31, 1997
                                            -----------------------------------
                                                                Adjustments
                                                                    for
                                               Historical    Reorganization(a)
(In thousands)                              --------------- -------------------
Assets
Current Assets:
 Cash and cash equivalents ................  $      54,079     $      (8,900)
 Net assets held for sale .................        242,479
 Other ....................................         78,721
 Restricted investments securing
  in-substance defeased debt ..............             --
                                             -------------
                                                   375,279            (8,900)
                                             -------------     -------------
Property -- net ...........................        758,373
                                             -------------
Other Assets:
 Goodwill, net ............................        207,918
 Other intangible assets, net .............         14,897
 Other ....................................         82,601           (20,319)
 Restricted investments securing
  in-substance defeased debt ..............             --
 Reorganization value in excess of
  amounts allocable to identifiable
  assets ..................................             --
                                             -------------
                                                   305,416           (20,319)
                                             -------------     -------------
                                             $   1,439,068     $     (29,219)
                                             =============     =============
Liabilities
Current Liabilities:
 Current maturities of notes and
  debentures ..............................  $      37,572
 Current maturities of capital lease
  obligations .............................         19,657
 Current maturities of in-substance
  defeased debt ...........................             --
 Other current liabilities ................        324,464
                                             -------------
                                                   381,693
                                             -------------
Long-Term Liabilities:
 Notes and debentures, less current
  maturities ..............................        510,533     $     590,867
 Capital lease obligations, less current
  maturities ..............................         87,703
 In-substance defeased debt, less
  current maturities ......................             --
 Other non-current liabilities ............        209,189
                                             -------------
                                                   807,425           590,867
                                             -------------     -------------
Total liabilities not subject to
 compromise ...............................      1,189,118           590,867
Liabilities subject to compromise .........      1,612,400        (1,612,400)
                                             -------------     -------------
 Total liabilities ........................      2,801,518        (1,021,533)
                                             -------------     -------------
Shareholders' Equity:
 Capital stock ............................         21,848           (21,448)
 Paid-In capital ..........................        724,912           404,912
 Deficit ..................................     (2,107,815)          608,850
 Minimum pension liability
  adjustment ..............................         (1,395)
                                             -------------
                                                (1,362,450)          992,314
                                             -------------     -------------
                                             $   1,439,068     $     (29,219)
                                             =============     =============



                                                                      December 31, 1997
                                            ----------------------------------------------------------------------
                                                                                                        After
                                                                    After                          Reorganization,
                                               Adjustments      Reorganization     Adjustments       Fresh Start
                                             for Fresh Start   and Fresh Start   for Disposition    Reporting and
                                               Reporting(b)       Reporting         of FEI(c)        Disposition
(In thousands)                              ----------------- ----------------- ----------------- ----------------
Assets
Current Assets:
 Cash and cash equivalents ................                       $   45,179       $  202,041        $  247,220
 Net assets held for sale .................    $   121,821           364,300         (364,300)               --
 Other ....................................         (1,004)           77,717          (20,714)           57,003
 Restricted investments securing
  in-substance defeased debt ..............                               --           14,868            14,868
                                                                  ----------       ----------        ----------
                                                   120,817           487,196         (168,105)          319,091
                                               -----------        ----------       ----------        ----------
Property -- net ...........................         59,586           817,959                            817,959
                                               -----------        ----------                         ----------
Other Assets:
 Goodwill, net ............................       (207,918)               --                                 --
 Other intangible assets, net .............        207,925           222,822                            222,822
 Other ....................................           (439)           61,843                             61,843
 Restricted investments securing
  in-substance defeased debt ..............                               --          184,605           184,605
 Reorganization value in excess of
  amounts allocable to identifiable
  assets ..................................        729,315           729,315                            729,315
                                               -----------        ----------                         ----------
                                                   728,883         1,013,980          184,605         1,198,585
                                               -----------        ----------       ----------        ----------
                                               $   909,286        $2,319,135       $   16,500        $2,335,635
                                               ===========        ==========       ==========        ==========
Liabilities
Current Liabilities:
 Current maturities of notes and
  debentures ..............................                       $   37,572       $  (12,548)       $   25,024
 Current maturities of capital lease
  obligations .............................                           19,657                             19,657
 Current maturities of in-substance
  defeased debt ...........................                               --           12,548            12,548
 Other current liabilities ................    $    21,166           345,630           16,500           362,130
                                               -----------        ----------       ----------        ----------
                                                    21,166           402,859           16,500           419,359
                                               -----------        ----------       ----------        ----------
Long-Term Liabilities:
 Notes and debentures, less current
  maturities ..............................         72,286         1,173,686         (186,382)          987,304
 Capital lease obligations, less current
  maturities ..............................                           87,703                             87,703
 In-substance defeased debt, less
  current maturities ......................                               --          186,382           186,382
 Other non-current liabilities ............         35,466           244,655                            244,655
                                               -----------        ----------                         ----------
                                                   107,752         1,506,044               --         1,506,044
                                               -----------        ----------       ----------        ----------
Total liabilities not subject to
 compromise ...............................        128,918         1,908,903           16,500         1,925,403
Liabilities subject to compromise .........                               --
                                                                  ----------
 Total liabilities ........................        128,918         1,908,903           16,500         1,925,403
                                               -----------        ----------       ----------        ----------
Shareholders' Equity:
 Capital stock ............................                              400                                400
 Paid-In capital ..........................       (719,992)          409,832                            409,832
 Deficit ..................................      1,498,965                --                                 --
 Minimum pension liability
  adjustment ..............................          1,395                --                                 --
                                               -----------        ----------                         ----------
                                                   780,368           410,232                            410,232
                                               -----------        ----------                         ----------
                                               $   909,286        $2,319,135       $   16,500        $2,335,635
                                               ===========        ==========       ==========        ==========

---------

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued



(a) Reflects the cancellation of the Old Common Stock and Old Preferred Stock, the issuance of Common Stock to the holders of the Senior Subordinated Debentures, the issuance of Common Stock and Warrants to the holders of the 10% Convertible Debentures and the estimated gain on such transactions and the issuance of the New Senior Notes in exchange for the Old Senior Notes, including accrued and unpaid interest.

(b) In accordance with the principles of SOP 90-7, the reorganization will result in the application of fresh start reporting which results in the revaluation of assets and liabilities to estimated current fair value. The revaluation reflects adjustments for fresh start reporting, which include
    (i) the increase in the value of net assets held for sale to their fair value based on the terms of the definitive agreement, (ii) the adjustment of property, net to estimated fair value, (iii) the write-off of unamortized goodwill, and establishment of estimated fair value of other intangible assets (primarily franchise rights and tradenames), (iv) the establishment of reorganization value in excess of amounts allocable to identifiable assets, (v) the increase in value of debt to reflect estimated fair value, (vi) the recognition of liabilities associated with severance and other exit costs, and the adjustments to self-insured claims and contingent liabilities reflecting a change in methodology, and (vii) the adjustment to reflect the new value of common shareholders' equity based on reorganization value, which was determined by estimating the fair value of the Company. The fair value of identifiable assets and liabilities has been determined based on certain valuations and other studies which are not yet completed. Because the current valuation is preliminary in nature, further adjustments may be required (See Note 2).

(c) Reflects cash proceeds of $380.8 million and the incurrence of $16.5 million of estimated sale costs. Approximately $180 million of the proceeds (together with $20.7 million previously on deposit with respect to certain Mortgage Financings as herein defined) will be used to purchase Defeasance Eligible Investments (as defined in documents governing the Mortgage Financings) which will be deposited in an irrevocable trust to meet the debt service requirements under such Mortgage Financings through the stated maturity date in the year 2000. Cash flows from the investments will be used solely to satisfy the principal and interest obligations of the debt. Accordingly, the investment securities are reflected in the Pro Forma Consolidated Balance Sheets under the caption Investments securing in-substance defeased debt. The related Mortgage Financings are reflected under the caption In-substance defeased debt.

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


           PRO FORMA CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)



                                        Year Ended December 31, 1997
                                     -----------------------------------
                                                         Pro Forma
                                                    --------------------
                                                         Adjustments
                                                             for
                                       Historical    Reorganization (d)
                                     -------------- --------------------
Operating revenue ..................   $2,609,456
Operating expenses .................    2,479,028
                                       ----------
Operating income ...................      130,428
Other charges:
 Interest and debt expense,
   net .............................      226,388        $ (48,984)
 Other, net ........................        5,648
                                       ----------
                                          232,036          (48,984)
                                       ----------        ---------
Income (loss) before
 reorganization expenses and
  taxes ............................     (101,608)          48,984
Reorganization expenses ............       31,073          (31,073)
                                       ----------        ---------
(Loss) income before income
 taxes .............................     (132,681)          80,057
Provision for (benefit from)
 income taxes ......................        1,769
                                       ----------
Net (loss) income ..................   $ (134,450)       $  80,057
                                       ==========        =========
Basic and diluted loss per share
 applicable to common
 shareholders ......................   $    (3.50)
                                       ==========
Average outstanding and
 equivalent shares .................       42,434
                                       ==========



                                                          Year Ended December 31, 1997
                                     ----------------------------------------------------------------------
                                                                   Pro Forma
                                     ----------------------------------------------------------------------
                                                                                                 After
                                                             After                          Reorganization,
                                        Adjustments      Reorganization     Adjustments       Fresh Start
                                      for Fresh-Start   and Fresh Start   for Disposition    Reporting and
                                       Reporting (e)       Reporting         of FEI (f)       Disposition
                                     ----------------- ----------------- ----------------- ----------------
Operating revenue ..................                      $2,609,456        $ (546,268)       $2,063,188
Operating expenses .................       161,587         2,640,615          (516,901)        2,123,714
                                           -------        ----------        ----------        ----------
Operating income ...................      (161,587)          (31,159)          (29,367)          (60,526)
Other charges:
 Interest and debt expense,
   net .............................       (12,430)          164,974            (7,129)          157,845
 Other, net ........................                           5,648            (2,023)            3,625
                                                          ----------        ----------        ----------
                                           (12,430)          170,622            (9,152)          161,470
                                          --------        ----------        ----------        ----------
Income (loss) before
 reorganization expenses and
  taxes ............................      (149,157)         (201,781)          (20,215)         (221,996)
Reorganization expenses ............
(Loss) income before income
 taxes .............................      (149,157)         (201,781)          (20,215)         (221,996)
Provision for (benefit from)
 income taxes ......................            14             1,783               (40)            1,743
                                          --------        ----------        ----------        ----------
Net (loss) income ..................    $ (149,171)       $ (203,564)       $  (20,175)       $ (223,739)
                                        ==========        ==========        ==========        ==========
Basic and diluted loss per share
 applicable to common
 shareholders ......................                      $    (5.09)                         $    (5.59)
                                                          ==========                          ==========
Average outstanding and
 equivalent shares .................                          40,000                              40,000
                                                          ==========                          ==========

---------
(d) Reflects the elimination of the amortization of deferred financing costs and interest expense related to debt securities retired, the amortization of deferred financing costs on the Credit Facility, an increase in interest expense due to the exchange of the Old Senior Notes and the elimination of reorganization expenses which would not be reflected in the post-reorganization statement of operations.

(e) Reflects the amortization of the increase in intangible assets as a result of the application of fresh start reporting over the estimated useful lives of the related assets, including reorganization value in excess of amounts allocable to identifiable assets over a five-year period; tradenames over a 40-year period; and franchise rights over the estimated average remaining term of the related franchise agreements (10 years). Also reflects the estimated increase in depreciation expense as a result of the adjustment of property to fair value, the removal of the amortization of goodwill and the impact on interest expense of the amortization of net premium on long-term debt.

(f) Reflects the removal of the results of operations of Flagstar Enterprises, Inc.


NOTE 2 FRESH START REPORTING

     As of the Effective Date of the Plan, Advantica will adopt fresh start reporting pursuant to the guidance provided by SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and requires assets and liabilities to be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). In conjunction with the revaluation of assets and liabilities, a reorganization value for the entity will be determined which generally approximates the fair value of the entity before considering debt and approximates the amount a buyer would pay for the assets of the entity after reorganization. Under fresh start reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is reported

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 2 FRESH START REPORTING -- Continued

as "reorganization value in excess of amounts allocable to identifiable assets." Advantica intends to amortize such amount over a five-year amortization period. As a result of the application of fresh start reporting, the Company's financial statements issued subsequent to the Effective Date will not be comparable with those prepared before emergence, including the historical financial statements in this annual report.


NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:

   Consolidated Financial Statements. Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation.

   Change in Fiscal Year. Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four 13-week quarters during the year with each quarter ending on a Wednesday. Due to the timing of this change, the year ended December 31, 1997 includes more than 52 weeks of operations. Denny's includes an additional five days, El Pollo Loco includes an additional week and Hardee's and Quincy's each include an additional day.

   Financial Statement Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.

   Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Inventories. Merchandise and supply inventories are valued primarily at the lower of average cost (first-in, first-out) or market.

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

     Buildings -- Five to thirty years
      Equipment -- Three to ten years
      Leasehold Improvements -- Estimated useful life limited by the lease period.

   Goodwill and Other Intangible Assets. The excess of cost over the fair value of the net assets acquired of FRI-M Corporation (see Note 4 for further details) is being amortized over a 40-year period on the straight-line method. Other intangible assets consist primarily of costs allocated to tradenames, franchise and other operating agreements. Such assets are being amortized on the straight-line basis over the useful lives of the franchise or the contract period of the operating agreements. The Company assesses the recoverability of goodwill and other intangible assets by projecting future net income related to the acquired business, before the effect of amortization of intangible assets, over the remaining amortization period of such assets.

   Impairment of Long-Lived Assets. During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Pursuant to this statement, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In addition, long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. See Note 5 for further discussion of the impairment of long-lived assets and Note 18 for further discussion of assets to be disposed of.

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

   Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest and debt expense using the interest method over the terms of the respective debt issues.

   Preopening Costs. The Company capitalizes certain direct incremental costs incurred in conjunction with the opening of restaurants and amortizes such costs over a 12-month period from the date of opening.

   Insurance. Through June 30, 1997, the Company was primarily self-insured for workers' compensation, general liability, and automobile risks which are supplemented by stop-loss type insurance policies. As of July 1, 1997, the Company changed to a guaranteed cost program to cover workers' compensation insurance in most states. At December 31, 1997, the Company remains self-insured for workers' compensation in only six states. The liabilities for estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries or experience. The total discounted self-insurance liabilities recorded at December 31, 1996 and 1997 were $100.1 million and $90.4 million respectively, reflecting a 4% discount rate for 1996 and a 5% discount rate for 1997. The related undiscounted amounts at such dates were $111.1 million and $100.6 million, respectively.

   Interest Rate Exchange Agreements. As a hedge against fluctuations in interest rates, the Company from time to time has entered into interest rate exchange agreements to swap a portion of its fixed rate interest payment obligations for floating rates without the exchange of the underlying principal amounts. The Company does not speculate on the future direction of interest rates nor does the Company use these derivative financial instruments for trading purposes. Since such agreements are not entered into on a speculative basis, the Company uses the settlement basis of accounting. No such agreements were outstanding as of December 31, 1997.


   Advertising Costs. Production costs for radio and television advertising are expensed as of the date the commercials are initially aired. Advertising expense for the years ended December 31, 1995, 1996 and 1997 was $93.0 million, $114.3 million, and $116.9 million, respectively.

   Discontinued Operations. The Company has allocated to discontinued operations a pro-rata portion of interest and debt expense related to its acquisition debt based on a ratio of the net assets of its discontinued operations to its total consolidated net assets as of the 1989 acquisition date. Interest included in discontinued operations for the year ended December 31, 1995 was $18.9 million.

   Deferred Gains. In September 1995, the Company sold its distribution subsidiary, Proficient Food Company ("PFC"), for approximately $122.5 million. In conjunction with the sale, the Company entered into an eight-year distribution contract with the acquirer of PFC, which was subsequently extended to ten years. This transaction resulted in a deferred gain of approximately $72.0 million that is being amortized over the life of the distribution contract as a reduction of product cost. During the third quarter of 1996, the Company sold Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, its two food processing operations. The sales were finalized in the fourth quarter of 1996 pursuant to the purchase price adjustment provisions of the related agreements. Consideration from the sales totaled approximately $72.1 million, including the receipt of approximately $60.6 million in cash. In conjunction with each of the sales, the Company entered into a five-year purchasing agreement with the acquirer. These transactions resulted in deferred gains totaling approximately $41.5 million that are being amortized over the lives of the respective purchasing agreements as a reduction of product cost. The portion of the deferred gains recognized as a reduction in product costs in 1995, 1996, and 1997 was approximately $2.8 million, $11.1 million, and $16.6 million, respectively.

   Cash Overdrafts. The Company has included in accounts payable on the accompanying Consolidated Balance Sheets cash overdrafts totaling $51.6 million and $39.9 million at December 31, 1996 and 1997, respectively.

   Franchise and License Fees. Initial franchise and license fees are recognized when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial fees for all periods presented are insignificant. Continuing fees, based upon a percentage of net sales, are recorded as income on a monthly basis.

   Gains on Sales of Company-Owned Restaurants. Gains on the sales of Company-owned restaurants to franchisees are recognized in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

   Estate." In this regard, gains on such sales are recognized when the cash proceeds from the sale exceed 20% of the sales price. During the years ended December 31, 1995, 1996, and 1997, the Company recognized gains related to sales of Company-owned restaurants of approximately $24.5 million, $8.4 million, and $6.2 million, respectively. Such gains are included as a reduction of other operating expenses in the accompanying Statements of Consolidated Operations. Cash proceeds received from sales of Company-owned restaurants totaled $26.1 million, $8.5 million and $7.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. Deferred gains and the non-cash portion of proceeds related to such transactions are not significant.

   Earnings per Share. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), in the quarter ended December 31, 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share.

   New Accounting Standards. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred presentation format under the new standard. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows and will be implemented by the Company in the fourth quarter of 1998.


   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows and will be implemented by the Company in the fourth quarter of 1998.

   In March, 1998 the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal direct costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. In addition, in the second quarter of 1998, the AICPA is expected to issue a statement of position which provides additional guidance on the financial reporting of start-up costs, requiring costs of start-up activities to be expensed as incurred.

   Both statements of position are effective for fiscal years beginning after December 15, 1997. In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2), the Company will adopt both statements of position as of January 7, 1998. The adoption of the statement of position relative to start-up costs at January 7, 1998 will result in the write-off of previously capitalized pre-opening costs totaling $0.6 million. Subsequent to the Effective Date, pre-opening costs will be expensed as incurred. The adoption of SOP 98-1 at January 7, 1998 will result in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $3.4 million. Subsequent to the Effective Date, similar costs will be expensed as incurred.

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


NOTE 4 ACQUISITION

     On May 23, 1996, the Company, through FRD Acquisition Co. ("FRD"), a newly formed subsidiary, consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the family-style category. The acquisition price of $313.4 million plus acquisition costs (which was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), the subsidiary of Family Restaurants Inc. ("FRI") which owns the Coco's and Carrows chains) was financed with $125.0 million in cash ($75.0 million of which was provided from the Company's cash balances and the remaining $50.0 million pursuant to bank term loans which totaled $56.0 million with the remaining $6.0 million being used to pay transaction fees), the issuance of $156.9 million in senior notes of FRD to the seller and the assumption of certain capital lease obligations of approximately $31.5 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities and results of operations of Coco's and Carrows are included in the Company's consolidated financial statements for the periods subsequent to the acquisition.

     In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of FRI-M based on their estimated respective fair values at the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $216 million, as adjusted. The resulting goodwill is being amortized on a straight-line basis over 40 years.


NOTE 5 RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

     During the fourth quarter of 1997, the Company approved a restructuring plan to significantly reduce the size of its Quincy's chain. In addition to the sale or closure of restaurants, the restructuring plan will result in the elimination of certain restaurant, field management and corporate support positions. As a result of this plan, the Company identified 88 underperforming units for sale or closure. In accordance with SFAS 121, the carrying value of these units has been written down to estimated fair value less costs to sell. In addition, six Quincy's units which will continue operating were identified as impaired, as the estimated future undiscounted cash flows of each of these units is insufficient to recover the related carrying value. Accordingly, the carrying values of these units were written down to the Company's estimate of fair value. Also included in the charge for impaired assets is the impact of the write-down to sales price less costs to sell of certain other long-lived assets held for sale. Such assets consist primarily of 19 Hardee's units which were disposed of prior to December 31, 1997.

     In conjunction with the completion of the 1995 restructuring plan (as further described below), the Company recorded an additional restructuring charge of $3.8 million in 1997 representing the additional write-down of the carrying value of certain assets.

     Charges attributable to the restructuring plan and the impairment of long-lived assets during the year ended December 31, 1997 are comprised of the following (in thousands):


          Restructuring:
           Severance ...............................................................  $ 1,676
           Reserve for operating leases ............................................    1,747
           Adjustment of 1995 restructuring charge .................................    3,758
           Other ...................................................................    3,359
                                                                                      -------
                                                                                      $10,540
                                                                                      =======
          Impairment of long-lived assets:
           Write-down attributable to restaurant units the Company will continue operating ..............................................................  $ 3,109
           Write-down attributable to restaurant units to be disposed of ...........   11,965
                                                                                      -------
                                                                                      $15,074
                                                                                      =======


     Approximately $6.9 million of the restructuring charges represent cash charges of which an immaterial amount was paid in 1997. Unpaid amounts are included in other current liabilities in the accompanying Consolidated Balance Sheet. Of the 88 units identified for disposal in 1997, 19 units were closed prior to December 31, 1997. The 88 units had aggregate

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 5 RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS -- Continued

operating revenues of approximately $80.4 million and negative operating income of $5.8 million during 1997, and an aggregate carrying value prior to the impairment write-down of approximately $48.5 million as of December 31, 1997. The Company anticipates completion of its restructuring plan by the end of 1998.

     Effective in the fourth quarter of 1995, as a result of a comprehensive financial and operational review, the Company approved a restructuring plan. The plan generally involved a reduction in personnel and a decision to outsource the Company's information systems function. In addition, the Company adopted SFAS No. 121 during 1995 (see Note 3). In connection with such adoption, 99 restaurant units which the Company intended to continue operating were identified as impaired, as the future undiscounted cash flows of each of these units was estimated to be insufficient to recover the related carrying value. As such, the carrying values of these units were written down to the Company's estimate of fair value based on sales of similar units or other estimates of selling price.

     During 1995, the Company also identified 36 underperforming units for sale or closure generally during 1996. The carrying value of these units was written down to estimated fair value, based on sales of similar units or other estimates of selling price, less costs to sell. The 36 units identified in 1995 for disposal had aggregate operating revenues of approximately $26.1 million, an operating loss of approximately $2.9 million during 1995, and an aggregate carrying value of approximately $5.8 million as of December 31, 1995. As of December 31, 1997, two units remain relative to the 1995 restructuring plan. Management intends to dispose of one of the remaining units and to continue operating the other. The unit to be disposed of had operating revenues of approximately $0.6 million and immaterial operating income during 1997 and an aggregate carrying amount of $0.2 million at December 31, 1997.

     Charges attributable to the restructuring plan and the adoption of SFAS No. 121 during the year ended December 31, 1995 are comprised of the following:




(In thousands)
          Restructuring:
           Severance ...........................................................  $ 5,376
           Write-down of computer hardware and software and other assets .......    7,617
           Other ...............................................................    2,880
                                                                                  -------
                                                                                  $15,873
                                                                                  =======
          Impairment of Long-lived Assets:
           Write-down attributable to restaurant units the Company will continue operating ..........................................................  $41,670
           Write-down attributable to restaurant units to be disposed of .......    9,688
                                                                                  -------
                                                                                  $51,358
                                                                                  =======

     The 1995 restructuring plan was substantially completed in 1997.


NOTE 6 REORGANIZATION ITEMS

     Reorganization expenses included in the accompanying Statement of Consolidated Operations consist of the following items:



                                                   December 31, 1997
(In thousands)                                    ------------------
       Professional fees and other ..............      $ 29,245
       Debtor-in-possession financing expenses ..         3,062
       Interest earned on accumulated cash ......        (1,234)
                                                       --------
                                                       $ 31,073
                                                       ========

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


NOTE 7 LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise are obligations which were outstanding on the Petition Date and are subject to compromise under the terms of the Plan (see Note 8 for additional information).



                                                                               December 31, 1997
                                                                              ------------------
(In thousands)
       10 3/4% Senior Notes due September 15, 2001, interest payable
        semi-annually .......................................................     $  270,000
       10 7/8% Senior Notes due December 1, 2002, interest payable
        semi-annually .......................................................        280,025
       11.25% Senior Subordinated Debentures due November 1, 2004, interest
        payable semi-annually ...............................................        722,411
       11 3/8% Senor Subordinated Debentures due September 15, 2003, interest
        payable semi-annually ...............................................        125,000
       10% Convertible Junior Subordinated Debentures due 2014, interest payable semi-annually; convertible into Company common stock any
        time prior to maturity at $24.00 per share ..........................         99,259
       Accrued interest .....................................................        115,705
                                                                                  ----------
        Total liabilities subject to compromise .............................     $1,612,400
                                                                                  ==========

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


NOTE 8 DEBT

     Long-term debt consists of the following:



                                                                                           December 31,          Pro Forma
                                                                                    --------------------------  December 31,
                                                                                         1996         1997          1997
                                                                                    ------------- ------------ -------------
(In thousands)                                                                                                  (Unaudited)
Notes and Debentures:
 10 3/4% Senior Notes due September 15, 2001, interest payable semi-annually ......  $  270,000           (a)           --
 10 7/8% Senior Notes due December 1, 2002, interest payable semi-annually ........     280,025           (a)           --
 11.25% Senior Subordinated Debentures due November 1, 2004, interest
   payable semi-annually ..........................................................     722,411           (a)           --
 11 3/8% Senior Subordinated Debentures due September 15, 2003, interest
   payable semi-annually ..........................................................     125,000           (a)           --
 10% Convertible Junior Subordinated Debentures due 2014, interest payable semi-annually; convertible into Company common stock any time prior to
   maturity at $24.00 per share ...................................................      99,259           (a)           --
 11 1/4% Senior Notes due January 15, 2008, interest payable semi-annually ........          --           --    $  590,867
 12.5% Senior Notes of FRD due July 15, 2004, interest payable semi-annually            156,897     $156,897       156,897
 Mortgage Notes Payable:
   10.25% Guaranteed Secured Bonds due 2000 .......................................     190,164      177,615            --
   11.03% Notes due 2000 ..........................................................     160,000      160,000       160,000
 Term loan of FRI-M, principal payable in quarterly installments ..................      56,000       40,000        40,000
 Other notes payable, maturing over various terms to 20 years, payable in monthly or quarterly installments with interest rates ranging from 7.5% to
   13.25% (b) .....................................................................      14,844       10,077        10,077
 Notes payable secured by equipment, maturing over various terms up to 7 years, payable in monthly installments with interest rates ranging from 8.5%
   to 9.64% (c) ...................................................................       8,740        3,516         3,516
Capital lease obligations (see Note 9) ............................................     160,226      107,360       107,360
In-substance defeased debt (See Note 1) ...........................................          --           --       177,615
                                                                                     ----------     --------    ----------
                                                                                      2,243,566      655,465     1,246,332
                                                                                     ----------     --------    ----------
Reorganization premium (discount):
 11 1/4% Senior Notes, effective rate 10.79% ......................................          --           --        26,589
 12.5% Senior Notes of FRD, effective rate 10.95% .................................          --           --        13,336
 11.03% Notes, effective rate 8.18% ...............................................          --           --        12,800
 In-substance defeased debt, effective rate 5.29% .................................          --           --        21,315
 Other notes payable ..............................................................          --           --        (1,347)
 Notes payable secured by equipment ...............................................          --           --          (407)
                                                                                     ----------     --------    ----------
   Total ..........................................................................   2,243,566      655,465     1,318,618
Less current maturities ...........................................................      62,890       57,229        57,229
                                                                                     ----------     --------    ----------
Total long term debt ..............................................................  $2,180,676     $598,236    $1,261,389
                                                                                     ==========     ========    ==========

---------
(a) Included in liabilities subject to compromise at December 31, 1997 ( See
Note 7).

(b) Collateralized by restaurant and other properties with a net book value of $14.3 million at December 31, 1997.

(c) Collateralized by equipment with a net book value of $13.0 million at December 31, 1997.

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


     Aggregate annual maturities of long-term debt during the next five years, excluding capital lease obligations of FEI (See Note 18), are as follows:



                                             Pro Forma
                     December 31, 1997   December 31, 1997
(In millions)       ------------------- ------------------
     Year:
     1998 .........       $  57.2            $  57.2
     1999 .........          52.3               52.3
     2000 .........         328.8              328.8
     2001 .........         283.3               13.3
     2002 .........         287.1                7.1

     As discussed in Note 1, pursuant to the Plan, Flagstar's Old Senior Notes, Senior Subordinated Debentures and 10% Convertible Debentures which are included in liabilities subject to compromise (See Note 7) in the accompanying Consolidated Balance Sheet at December 31, 1997, were canceled, extinguished and retired as of the Effective Date. In addition, each holder of the Old Senior Notes received such holder's pro rata portion of 100% of New Senior Notes in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date. The above unaudited pro forma summary of long-term debt gives effect to these transactions as if they were consummated on December 31, 1997. The unaudited pro forma summary also gives effect to the revaluation of long-term debt to fair value as required under fresh start reporting (See Note 2) and the impact of the disposition of FEI. The fair value computations are based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company.

     On March 7, 1997, FCI's Second Amended and Restated Credit Agreement (the "Credit Agreement") was amended to provide for less restrictive financial covenants for measurement periods ending on March 31, 1997 and June 30, 1997, as well as to provide FCI flexibility to forego certain scheduled interest payments due in March, May and June 1997 without triggering a default under the agreement, unless any such debt was declared due and payable as a result of the failure to pay such interest.

     On March 17, 1997, in connection with the financial restructuring discussed in Note 1, Flagstar elected not to make the interest payment due and payable as of that date to holders of the 11 3/8% Debentures. In addition, on May 1, 1997, also in connection with the restructuring, Flagstar elected not to make the interest payments due and payable as of that date to holders of the 11.25% Debentures and 10% Convertible Debentures. As a result of these nonpayments, and as a result of a continuation of such nonpayments for 30 days past their respective due dates, Flagstar was in default under the terms of the indentures governing such debentures. During the pendency of Flagstar's bankruptcy proceedings, Flagstar also failed to make the interest payments due September 15, 1997 on its 10 3/4% Senior Notes and 11 3/8% Debentures, the interest payments due November 1, 1997 on its 11.25% Debentures and 10% Convertible Debentures and the interest payment due December 1, 1997 on its 10 7/8% Senior Notes. The bankruptcy filings operate as an automatic stay of all collection and enforcement actions by the holders of the Senior Subordinated Debentures, 10% Convertible Debentures, the Old Senior Notes and the respective indentures trustees with respect to Flagstar's failure to make the interest payments when due.

     On July 11, 1997 FCI entered into a $200 million debtor-in-possession financing facility (the "DIP Facility") between FCI, Flagstar, Holdings, certain subsidiaries of Flagstar and The Chase Manhattan Bank ("Chase") for working capital and general corporate purposes and letters of credit. The DIP Facility refinanced the Credit Agreement and is guaranteed by certain operating subsidiaries of FCI and generally is secured by liens on the same collateral that secured FCI's obligations under the Credit Agreement, including the stock of certain operating subsidiaries and certain of FCI's trade and service marks. At December 31, 1997, Advantica had no working capital advances outstanding under the DIP Facility; however, letters of credit outstanding were $84.5 million.

     The DIP Facility and indentures under which the debt securities have been issued contain a number of restrictive covenants. Such covenants restrict, among other things, (i) the ability of Flagstar and its restricted subsidiaries to incur indebtedness, create liens, engage in business activities which are not in the same field as that in which the Company currently operates, (ii) mergers and acquisitions, (iii) sales of assets, (iv) transactions with affiliates and (v) the payment of dividends. In addition, the DIP Facility contains financial covenants including provisions for the maintenance of a minimum level of

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 8 DEBT -- Continued

interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), and limitations on annual capital expenditures.

     The Company was in compliance with the terms of the DIP Facility at December 31, 1997. Under the most restrictive provision of the DIP Facility (minimum EBITDA, as defined), for the month of December 1997, the Company's EBITDA could be $2.1 million less and the Company would still be in compliance.


     On the Effective Date, Advantica entered into a credit agreement with Chase and other lenders named therein which established the $200 million senior secured Credit Facility (the "Credit Facility"). The Credit Facility refinances the DIP Facility and will be used for working capital advances, letters of credit and general corporate purposes by certain of Advantica's operating subsidiaries which are borrowers thereunder. The Credit Facility is guaranteed by Advantica and, subject to certain exceptions, by Advantica's subsidiaries that are not borrowers thereunder and generally is secured by liens on the same collateral that formerly secured Advantica's obligations under the Credit Agreement.

     The Credit Facility includes a working capital and letter of credit facility of up to a total of $200 million. The Credit Facility matures on January 7, 2003 (the "Maturity Date"), subject to earlier termination on March 31, 2000 in the event that certain mortgage financings of Advantica have not, on or prior to such date, been refinanced with other indebtedness that (a) matures at least 90 days after the Maturity Date, and (b) is otherwise satisfactory to the lenders. The Credit Facility is subject to mandatory prepayments and commitment reductions under certain circumstances upon Advantica's sale of assets or incurrence of additional debt.

     The Credit Facility contains covenants customarily found in credit agreements for leveraged financings that, among other things, place limitations on (i) dividends on capital stock; (ii) redemptions and repurchases of capital stock; (iii) prepayments, redemptions and repurchases of debt (other than loans under the Credit Facility); (iv) liens and sale-leaseback transactions; (v) loans and investments; (vi) incurrence of debt; (vii) capital expenditures;
(viii) operating leases: (ix) mergers and acquisitions; (x) asset sales; (xi) transactions with affiliates; (xii) changes in the business conducted by Advantica and its subsidiaries; and (xiii) amendment of debt and other material agreements. The Credit Facility also contains covenants that require Advantica and its subsidiaries on a consolidated basis to meet certain financial ratios and tests including provisions for the maintenance of a minimum level of interest coverage (as defined) and a minimum level of fixed charges coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined), and limitations on annual capital expenditures.

     At December 31, 1997, the 10.25% guaranteed bonds were secured by, among other things, mortgage loans on 384 restaurants, a lien on the related restaurant equipment, assignment of intercompany lease agreements, and the stock of the issuing subsidiaries. At December 31, 1997, the restaurant properties and equipment had a net book value of $305.1 million. In addition, the bonds are insured with a financial guaranty insurance policy written by a company that engages exclusively in such coverage. Principal and interest on the bonds are payable semiannually; certain payments are made by the Company on a monthly basis. Principal payments total $12.5 million annually through 1999 and $152.6 million in 2000. The Company through its operating subsidiaries covenants that it will maintain the properties in good repair and expend annually (or on a five year average basis) to maintain the properties at least $20.6 million in 1998 and increasing each year to $23.7 million in 2000 (See
Note 18 regarding the Company's plans to in-substance defease the 10.25% guaranteed bonds).

     The 11.03% mortgage notes are secured by a pool of cross-collateralized mortgages on 240 restaurants with a net book value at December 31, 1997 of $218.1 million. In addition, the notes are collateralized by, among other things, a security interest in the restaurant equipment, the assignment of intercompany lease agreements and the stock of the issuing subsidiary. Interest on the notes is payable quarterly with the entire principal due at maturity in 2000. The notes are redeemable, in whole, at the issuer's option, upon payment of a premium. The Company through its operating subsidiary covenants that it will use each property as a food service facility, maintain the properties in good repair and expend at least $5.3 million per annum and not less than $33 million, in the aggregate, in any five-year period to maintain the properties.

     In connection with the acquisition by FRD of Coco's and Carrows on May 23, 1996, FRI-M (the "Borrower"), a wholly-owned subsidiary of FRD, obtained a new credit facility (the "FRI-M Credit Facility") consisting of a $56 million, 39-month term loan (the "FRI-M Term Loan") and a $35 million working capital facility (the "FRI-M Revolver"). Proceeds from the

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 8 DEBT -- Continued

FRI-M Term Loan were used to fund the Coco's and Carrows acquisition, and to pay the transactions costs associated therewith. Proceeds from the FRI-M Revolver are to be used for working capital requirements and other general corporate purposes, which may include the making of intercompany loans to any of the Borrower's wholly owned subsidiaries for their own working capital and other general corporate purposes. Letters of credit may be issued under the FRI-M Revolver for the purpose of supporting (i) workers' compensation liabilities of the Borrower or any of its subsidiaries; (ii) the obligations of third party insurers of the Borrower or any of its subsidiaries; and (iii) certain other obligations of the Borrower and its subsidiaries. At December 31, 1997, there were no working capital borrowings outstanding; however, letters of credit outstanding were $19.8 million. Beginning February 28, 1997, the principal installments of the FRI-M Term Loan were payable quarterly as follows: $4.0 million per quarter for four consecutive quarters; $5.0 million for four consecutive quarters beginning February 28, 1998; $6.0 million on February 28, 1999; and $7.0 million for two consecutive quarters beginning May 31, 1999. The FRI-M Credit Facility expires, and all amounts must be repaid, on August 31, 1999. All borrowings under the FRI-M Credit Facility accrue interest at a variable rate based on a base rate or an adjusted Eurodollar rate (8.4375% at December 31, 1997) and are secured by the issued and outstanding stock, as well as substantially all the assets, of FRD and its subsidiaries.

     The FRI-M Credit Facility and the indenture under which the 12.5% senior notes have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the FRI-M Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA, and limitations on annual capital expenditures. The cash flows from FRD are required to be used to service the debt issued in the Coco's and Carrows acquisition (the FRI-M Credit Facility and the 12.5% Senior Notes), and, therefore, other than for the payment of certain management fees and tax reimbursements payable to Advantica under certain conditions, are currently unavailable to service the debt of Advantica and its other subsidiaries. FRD's cash flows from operating activities, included in the Company's total cash flow from operating activities, were $21.2 million in 1996 and $17.1 million in 1997.

     FRD and its subsidiaries were in compliance with the terms of the FRI-M Credit Facility at December 31, 1997. Under the most restrictive provision of the FRI-M Credit Facility (ratio of indebtedness to EBITDA), at December 31, 1997, FRD could incur approximately $4.7 million of additional indebtedness.

     The estimated fair value of the Company's long-term debt including long-term debt which has been reclassified to liabilities subject to compromise (excluding capital lease obligations) is approximately $1.5 billion at December 31, 1997. Such computations are based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company.


NOTE 9 LEASES AND RELATED GUARANTEES

     The Company's operations utilize property, facilities, equipment and vehicles leased from others. In addition, certain owned and leased property, facilities and equipment are leased to others.

     Buildings and facilities leased from others primarily are for restaurants and support facilities. Restaurants are operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rental based on a percentage of gross operating profit or gross revenues. Initial terms of land and restaurant building leases generally are not less than 20 years exclusive of options to renew. Leases of other equipment primarily consist of restaurant equipment, computer systems and vehicles.

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 9 LEASES AND RELATED GUARANTEES -- Continued

     Information regarding the Company's leasing activities at December 31, 1997, excluding the capital lease obligations of FEI (See Note 18), is as follows:



                                               Capital Leases       Operating Leases
                                            --------------------- --------------------
                                              Minimum    Minimum    Minimum   Minimum
                                               Lease    Sublease     Lease    Sublease
                                             Payments   Receipts   Payments   Receipts
                                            ---------- ---------- ---------- ---------
(In thousands)
Year:
  1998 ....................................  $ 31,723   $ 3,285    $ 56,186   $ 7,124
  1999 ....................................    27,283     2,722      52,564     6,658
  2000 ....................................    22,362     2,214      48,150     5,901
  2001 ....................................    18,345     1,771      43,371     5,132
  2002 ....................................    11,118     1,404      38,180     4,431
Subsequent years ..........................    51,731     6,573     201,974    20,233
                                             --------   -------    --------   -------
  Total ...................................   162,562   $17,969    $440,425   $49,479
                                                        =======    ========   =======
Less imputed interest .....................    55,202
                                             --------
Present value of capital lease obligations   $107,360
                                             ========

     Payments for certain FRD operating leases are being made by FRI in accordance with the provisions of the Stock Purchase Agreement. As such, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.

     The total rental expense included in the determination of operating income for the years ended December 31, 1995, 1996 and 1997 is as follows:



                               Year Ended December 31,
                           --------------------------------
                              1995       1996       1997
                           ---------- ---------- ----------
(In thousands)
Base rents ...............  $48,269    $59,322    $72,010
Contingent rents .........   11,274     10,929     13,241
                            -------    -------    -------
Total ....................  $59,543    $70,251    $85,251
                            =======    =======    =======

     Total rental expense does not reflect sublease rental income of $14.4 million, $16.3 million and $15.9 million for the years ended December 31, 1995, 1996, and 1997, respectively.

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


NOTE 10 INCOME TAXES

     A summary of the provision for (benefit from) income taxes attributable to the loss before discontinued operations and extraordinary items is as follows:



                                                                             Year Ended December 31,
                                                                       -----------------------------------
                                                                           1995        1996        1997
(In thousands)                                                         ----------- ------------ ----------
      Current:
       Federal .......................................................  $  1,940    $  (6,074)    $   --
       State, Foreign and Other ......................................     1,497       (1,287)     1,947
                                                                        --------    ---------     ------
                                                                           3,437       (7,361)     1,947
                                                                        --------    ---------     ------
      Deferred:
       Federal .......................................................        --       (6,797)        --
       State, Foreign and Other ......................................    (3,451)      (2,234)      (178)
                                                                        --------    ---------     ------
                                                                          (3,451)      (9,031)      (178)
                                                                        --------    ---------     ------
      (Benefit from) provision for income taxes ......................  $    (14)   $ (16,392)    $1,769
                                                                        ========    =========     ======
      The total provision for (benefit from) income taxes related to:
       Loss before discontinued operations and extraordinary items ...  $    (14)   $ (16,392)    $1,769
       Discontinued operations .......................................     8,731           --         --
       Extraordinary items ...........................................        25           --         --
                                                                        --------    ---------     ------
      Total provision for (benefit from) income taxes ................  $  8,742    $ (16,392)    $1,769
                                                                        ========    =========     ======

     For the year ended December 31, 1995, the provision for income taxes relating to discontinued operations was reduced due to the utilization of regular tax net operating loss carryforwards of approximately $75 million. In addition, for the year ended December 31, 1996, the Company recorded a $7.3 million deferred Federal tax benefit related to the reversal of certain reserves established in connection with proposed deficiencies from the Internal Revenue Service.

     The following represents the approximate tax effect of each significant type of temporary difference and carryforward giving rise to deferred income tax liabilities or assets:



                                                                 December 31,
                                                          --------------------------
                                                              1996          1997
                                                          ------------ -------------
(In thousands)
       Deferred tax assets:
       Deferred income ..................................  $  39,953    $   29,312
       Self-insurance reserves ..........................     43,006        35,056
       Capitalized leases ...............................     19,869        14,961
       Amortization of intangible assets ................      2,949         7,155
       Other accruals and reserves ......................     18,054        31,521
       Alternative minimum tax credit carryforwards .....     10,459        10,459
       General business credit carryforwards ............     19,232        50,840
       Capital loss carryforwards .......................         --        10,400
       Net operating loss carryforwards .................     32,135        85,155
       Less: valuation allowance ........................    (83,828)     (212,375)
                                                           ---------    ----------
       Total deferred tax assets ........................    101,829        62,484
       Deferred tax liabilities:
       Depreciation of fixed assets .....................    118,190        72,499
                                                           ---------    ----------
       Total deferred income tax liability ..............  $  16,361    $   10,015
                                                           =========    ==========

     The Company has provided a valuation allowance for the portion of the deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 10 INCOME TAXES -- Continued

     The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations before discontinued operations and extraordinary items is as follows:



                                                                                            Year Ended December 31,
                                                                                           --------------------------
                                                                                             1995     1996     1997
                                                                                           -------- -------- --------
 Statutory rate ..........................................................................     35%      35%     35%
 Differences:
  State, foreign, and other taxes, net of federal income tax benefit .....................     --        2      (1)
  Amortization of goodwill ...............................................................     --        1      (1)
  Reversal of certain reserves established in connection with proposed Internal Revenue
   Service deficiencies ..................................................................     --        7      --
  Non-deductible costs related to the reorganization .....................................     --       --      (4)
  Non-deductible wages related to the FICA tip credit ....................................     --       --      (2)
  Portion of losses and income tax credits not benefited as a result of the establishment
of valuation allowance ...................................................................    (35)     (29)    (28)
                                                                                               ---      ---     ---
  Effective tax rate .....................................................................     --%      16%     (1%)
                                                                                              ====     ===     ===

     At December 31, 1997, the Company has available, to reduce income taxes that become payable in the future, general business credit carryforwards of approximately $51 million, most of which expire in 2002 through 2007, and alternative minimum tax ("AMT") credits of approximately $10 million. The AMT credits may be carried forward indefinitely. In addition, the Company has available regular income tax net operating loss carryforwards of approximately $180 million which expire in 2007 through 2012 and AMT net operating loss carryforwards of approximately $142 million which expire in 2011 and 2012. Due to the recapitalization of the Company which occurred during 1992, the Company's ability to utilize general business credits and AMT credits which arose prior to the recapitalization is limited to a specified annual amount. The annual limitation for the utilization of the tax credit carryforwards is approximately $8 million. The net operating loss carryforward arose subsequent to the recapitalization and was not subject to any limitation as of the end of 1997.

     In connection with the purchase of FRI-M in 1996, the Company acquired certain income tax attributes which may be used to offset FRI-M's separate taxable income. Approximately $33 million of regular net operating loss carryfowards and $26 million of regular and AMT capital loss carryforwards are available to reduce the future separate taxable income of FRI-M and its subsidiaries. Due to FRI-M's ownership changes in January 1994 and again in May 1996, FRI-M's ability to utilize these loss carryforwards, which arose prior to the ownership changes, is limited.

     The annual limitation for the utilization of approximately $22 million of FRI-M's net operating loss carryforwards which were generated after January 1994 is approximately $4 million. The remaining $11 million of FRI-M's net operating loss carryforwards which were generated prior to January 1994 can only be utilized to offset any pre-January 1994 built-in-gains which are recognized in certain future periods. These net operating loss carryforwards expire principally in 2006 through 2010. FRI-M's remaining capital loss carryforward of $26 million can only be utilized to offset capital gains generated by FRI-M or its subsidiaries. FRI-M's capital loss carryforwards are also subject to the same $4 million annual limitation as the net operating losses generated after January 1994. In 1997, FRI-M recognized approximately $4 million of capital gains which were utilized to offset some of the capital loss carryover. The remaining capital loss carryforward of approximately $26 million will expire in 2000.

     The Company's reorganization, which became effective January 7, 1998, will impact the Company's ability to utilize certain net operating loss, general business credit and AMT credit carryforwards. See Note 1 which discusses the reorganization including the impact on the Company's carryover tax benefits and its tax basis in its assets.

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


NOTE 11 EMPLOYEE BENEFIT PLANS

     The Company maintains several defined benefit plans which cover a substantial number of employees. Benefits are based upon each employee's years of service and average salary. The Company's funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company also maintains defined contribution plans.

     Total net pension cost of defined benefit plans for the years ended December 31, 1995, 1996, and 1997 amounted to $5.6 million, $3.5 million, and $4.9 million, respectively, of which $3.3 million is related to funded defined benefit plans for each year, and $2.3 million, $0.2 million and $1.6 million is related to nonqualified unfunded supplemental defined benefit plans for executives.

     The components of net pension cost of the funded and unfunded defined benefit plans for the years ended December 31, 1995, 1996, and 1997 determined under SFAS No. 87 follow:



                                                                                            Year Ended December 31,
                                                                                      -----------------------------------
                                                                                          1995        1996        1997
                                                                                      ----------- ----------- -----------
(In thousands)
Service cost ........................................................................  $  2,829    $  3,151    $  3,354
Interest cost on projected benefit obligations ......................................     2,651       2,895       2,926
Actual return on plan assets ........................................................    (3,722)     (2,277)     (5,374)
Net amortization and deferral .......................................................     2,074        (242)      2,636
Curtailment/settlement losses (due to early retirement of certain participants) .....     1,762          --       1,342
                                                                                       --------    --------    --------
Net pension cost ....................................................................  $  5,594    $  3,527    $  4,884
                                                                                       ========    ========    ========

     The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its funded defined benefit plans:



                                                                              December 31,
                                                                        -------------------------
                                                                            1996         1997
                                                                        ------------ ------------
(In thousands)
Actuarial present value of accumulated benefit obligations:
 Vested benefits ......................................................  $  27,661    $  34,736
 Non-vested benefits ..................................................      1,488        2,685
                                                                         ---------    ---------
Accumulated benefit obligations .......................................  $  29,149    $  37,421
                                                                         =========    =========
Plan assets at fair value .............................................  $  31,109    $  37,342
Projected benefit obligation ..........................................    (36,416)     (46,800)
                                                                         ---------    ---------
Funded status .........................................................     (5,307)      (9,458)
Unrecognized net loss from past experience different from that assumed       6,890       10,774
Additional liability ..................................................         --       (1,395)
                                                                         ---------    ---------
Prepaid (accrued) pension costs .......................................  $   1,583    $     (79)
                                                                         =========    =========

     Assets held by the Company's plans are invested in money market and other fixed income funds as well as equity funds.

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 11 EMPLOYEE BENEFIT PLANS -- Continued

     The following sets forth the funded status and amounts recognized in the Company's balance sheet for its unfunded defined benefit plans:



                                                                                     December 31,
                                                                               -------------------------
                                                                                    1996         1997
                                                                               ------------- -----------
(In thousands)
Actuarial present value of accumulated benefit obligations:
  Vested benefits ............................................................   $ 4,924       $ 134
  Non-vested benefits ........................................................        33         168
                                                                                 -------       -----
Accumulated benefit obligations ..............................................   $ 4,957       $ 302
                                                                                 =======       =====
Plan assets at fair value ....................................................   $    --       $  --
Projected benefit obligation .................................................    (5,051)       (401)
                                                                                 -------       -----
Funded status ................................................................    (5,051)       (401)
Unrecognized net loss (gain) from past experience different from that assumed        616         (49)
Unrecognized prior service cost ..............................................        68          27
Unrecognized net asset at January 1, 1987 being amortized over 15 years ......        (9)         (1)
Additional liability .........................................................      (974)         --
                                                                                 ---------     -------
Accrued pension costs ........................................................   $(5,350)      $(424)
                                                                                 =========     =======

     Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:



                                                      1995      1996      1997
                                                   --------- --------- ---------
    Discount rate ................................     8.0%      8.0%      7.0%
    Rates of salary progression ..................     4.0%      4.0%      4.0%
    Long-term rates of return on assets ..........    10.0%     10.0%     10.0%

     In addition, the Company has defined contribution plans whereby eligible employees can elect to contribute from 1%-15% of their compensation to the plans. Under these plans the Company makes matching contributions, with certain limitations. Amounts charged to income under these plans were $3.9 million and $2.4 million for the years ended December 31, 1995 and 1997, respectively. The Company made no matching contributions for the year ended December 31, 1996.

     Incentive compensation plans provide for awards to management employees based on meeting or exceeding certain levels of income as defined by such plans. The amounts charged to income under the plans for the years ended December 31, 1995, 1996, and 1997 were as follows: $0.6 million, $1.9 million, and $3.8 million, respectively. In addition to these incentive compensation plans, certain operations have incentive plans in place under which regional, divisional and local management participate.

     At December 31, 1997, the Company has two stock-based compensation plans, which are described below. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" ("SFAS 123") while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The 1989 Stock Option Plan (the "1989 Plan") permits a Committee of the Board of Directors to grant options to key employees of the Company and its subsidiaries to purchase shares of Old Common Stock of the Company at a stated price established by the Committee. Such options are exercisable at such time or times either in whole or part, as determined by the Committee. The 1989 Plan authorizes grants of up to 6.5 million common shares. The exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant. Options granted to officer level employees vest at a rate of 20% per annum beginning on the first anniversary date of the grant. Options granted to non-officer level

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 11 EMPLOYEE BENEFIT PLANS -- Continued

employees prior to August 13, 1996 vest at a rate of 25% per annum. Those granted on August 13, 1996 or subsequent thereto, vest at a rate of 20% per annum. If not exercised, all options expire ten years from the date of grant.

     During January 1995, the Company issued 65,306 shares of Old Common Stock (Note 13) and granted an option under the 1989 Stock Option Plan to purchase 800,000 shares of the Company's Old Common Stock to an executive officer, at market value at date of grant, for a ten year period. Such grant becomes exercisable at a rate of 20% per year beginning on January 9, 1996 and each anniversary thereafter.

     On June 21, 1995, generally all of the outstanding options held by the then current employees of the Company under the 1989 Plan were repriced to $6.00 per share, the market value of the Old Common Stock on that date. All officer level employees were given the choice of either retaining their current options at their existing exercise prices and vesting schedule or surrendering their existing options in exchange for an option to purchase the same number of shares exercisable at a rate of 20% per annum beginning on the first anniversary date of the new grant. All non-officer employees received the new exercise price of $6.00 per share and retained their original vesting schedules for all of their outstanding options previously granted.

     On December 13, 1996, the outstanding options of certain officers and senior staff, representing approximately 2.2 million outstanding options, were repriced to $1.25 per share, the closing price of the Old Common Stock on December 12, 1996. The repricing did not impact the option vesting schedules.

     In 1990, the Board of Directors adopted a 1990 Non-qualified Stock Option Plan (the "1990 Plan") for its directors who do not participate in management and were not affiliated with Gollust Tierney & Oliver, Incorporated, a former shareholder of the Company. Such plan authorizes the issuance of up to 110,000 shares of Old Common Stock. The plan is substantially similar in all respects to the 1989 Plan described above. At both December 31, 1996 and 1997, options outstanding under the 1990 Option Plan totaled 10,000 shares.

     During January 1997, the Company issued 291,000 options relative to the 1989 Plan. Options forfeited during the year totaled approximately 1,070,000. No options were exercised during the year. On the Effective Date of the Company's emergence from bankruptcy, pursuant to the Plan, FCI's Old Common Stock was canceled, extinguished and retired. As a result, all stock options outstanding as of that date, including those under both the 1989 Plan and the 1990 Plan, were effectively canceled. Due to the insignificant quantity of options issued during 1997 and the fact that all options were issued at an exercise price which exceeded the market price of the Old Common Stock upon issuance and through January 7, 1998, the date upon which all outstanding options were effectively canceled, the effect on the accompanying Statement of Consolidated Operations for the year ended December 31, 1997 of the compensation expense calculated under SFAS 123 related to such issuance is not material and accordingly, is not included in the pro forma information presented below.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted or repriced during 1995 and 1996 under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0.0% for both years; expected volatility of 0.438 for both years; risk-free interest rates of 5.6% and 5.7% and a weighted average expected life of the options of 8.3 years and 8.9 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                      Year Ended December 31,
                             ------------------------------------------
                                  1995          1996          1997
(in thousands)               ------------- ------------- --------------
Pro forma net loss .........   $ (57,719)    $ (87,124)    $ (136,559)
Pro forma loss per share:
 Basic and diluted .........       (1.68)        (2.39)         (3.55)

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 11 EMPLOYEE BENEFIT PLANS -- Continued

     Due to the fact that the pro forma amounts above include only the impact of the application of fair value accounting to options issued in 1995 and 1996 as prescribed by Statement 123, they are not, and will not be, indicative of future pro forma amounts.

     A summary of the Company's stock option plans as of December 31, 1996 and the changes during the year ended December 31, 1996 is presented below. This summary and the following summary of information about stock options outstanding are not updated for 1997 activity as discussed above, based on the insignificance of such activity and the cancellation of all stock option plans relative to the Old Common Stock effective January 7, 1998.



                                                                     1996
                                                         -----------------------------
                                                           Options    Weighted-Average
                                                            (000)      Exercise Price
                                                         ----------- -----------------
Outstanding at beginning of year .......................     4,338        $  8.02
Granted
  Exercise price equals fair value at grant date .......       687           2.75
  Exercise price exceeds fair value at grant date ......     3,167           2.68
Exercised ..............................................       --              --
Forfeited/Expired ......................................    (3,873)          6.05
                                                            ------        -------
Outstanding at end of year .............................     4,319        $  5.04
                                                            ======        =======
Exercisable at year-end ................................     1,154        $  9.84
                                                            ======        =======

     The following table summarizes information about stock options outstanding at December 31, 1996:



                                Number       Weighted-Average                          Number
                            Outstanding at       Remaining      Weighted-Average   Exercisable at   Weighted-Average
Range of Exercise Prices       12/31/96      Contractual Life    Exercise Price       12/31/96       Exercise Price
-------------------------- ---------------- ------------------ ------------------ ---------------- -----------------
$   1.25-$ 1.25                2,210,895            9.06            $   1.25            191,358        $   1.25
$   2.75-$ 2.75                  126,700            9.62                2.75                 --              --
$   6.00-$ 6.13                1,381,280            7.71                6.07            482,475            6.04
$  15.00-$17.50                  600,000            1.88               17.08            480,000           17.08
                               ---------            ----            --------            -------        --------
                               4,318,875            7.64            $   5.04          1,153,833        $   9.84
                               =========            ====            ========          =========        ========

     The weighted average fair value per option of options granted during the years ended December 31, 1995 and 1996 are as follows:



                                                              1995       1996
                                                           ---------- ----------
Exercise price equals fair value at grant date ...........  $  3.06    $  1.65
Exercise price exceeds fair value at grant date ..........     2.97        .78

     Pursuant to the Plan, and shortly after its effective date, the Company adopted The Advantica Restaurant Group Stock Option Plan (the "Non-Officer Plan") and The Advantica Restaurant Group Officer Stock Option Plan (the "Officer Plan" and, together with the Non-Officer Plan, the "New Stock Option Plans"). The New Stock Option Plans are designed to facilitate awarding stock options as incentives to employees and consultants of Advantica.

     The New Stock Option Plans shall be administered by the Compensation and Incentives Committee of the Advantica Board, who shall have sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 4,888,888 shares of Advantica Common Stock are authorized to be issued under these plans.

     Under the terms of the plans, optionees who terminate for any reason other than cause or death will be allowed 60 days after the termination date to exercise "vested" options. "Vested" options are exercisable for one year when termination is by a reason other than voluntary termination or for cause. If termination is for cause, no option shall be exercisable after the termination date.

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 11 EMPLOYEE BENEFIT PLANS -- Continued

     In addition to the New Stock Option Plans, the Company has adopted The Advantica Restaurant Group Director Stock Option Plan (the "Director Plan"), the terms of which are substantially similar to the terms of the New Stock Option Plans. A total of 200,000 shares of Advantica Common Stock are authorized to be issued under the Director Plan. Both the Director Plan and the Officer Plan are contingent upon receiving shareholder approval at Advantica's 1998 annual shareholders' meeting.


NOTE 12 COMMITMENTS AND CONTINGENCIES

     There are various claims and pending legal actions against or indirectly involving the Company, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses, and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 31, 1997, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.

     In 1994, Flagstar was advised of proposed deficiencies from the Internal Revenue Service for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by FCI and Flagstar for the seven taxable periods ended December 31, 1992. In the third quarter of 1996, this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act ("the Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. As the Company believes the remaining proposed deficiencies are substantially incorrect, it intends to continue to contest such proposed deficiencies.

     It is the opinion of Management (including General Counsel), after considering a number of factors, including but not limited to the current status of the litigation (including any settlement discussions), the views of retained counsel, the nature of the litigation or proposed tax deficiencies, the prior experience of the consolidated companies, and the amounts which the Company has accrued for known contingencies, that the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

     The Company's Hardee's restaurants are operated under licenses from Hardee's Food Systems, Inc. ("HFS"). The Company does not believe HFS has satisfied its contractual obligations to support the Hardee's franchise and on March 19, 1997, the Company notified HFS, pursuant to its various license agreements, that its subsidiary was seeking to arbitrate certain claims of the subsidiary against HFS. In its demand for arbitration, the Company's subsidiary makes a number of claims, including, (i) breach by HFS of its license agreements with the Company's subsidiary, (ii) breach of fiduciary duty and negligence by HFS in mishandling and misapplying funds of the Company's subsidiary held for advertising, and (iii) unfair trade practices. Such arbitration proceeding has been suspended by the parties as a result of the definitive agreement for the sale of Flagstar Enterprises, Inc. ("FEI"), the wholly-owned subsidiary which operates the Company's Hardee's restaurants, to HFS' parent company. If such proposed sale were not consummated and the arbitration proceeding were to resume, no assurance can be given as to the outcome of such proceeding or its impact on the Company's continuing Hardee's operations. If the proposed sale is consummated, all claims made by the Company against HFS would be released. See Note 18 regarding potential disposition of the Company's Hardee's restaurants.

     On February 22, 1996, the Company entered into an agreement with IBM Global Services ("IBM") (formerly Integrated Systems Solutions Corporation). The ten-year agreement (as amended) for $358.1 million, which requires annual payments ranging from $24.0 million to $51.2 million, provides for IBM to manage and operate the Company's information systems, as well as develop and implement new systems and applications to enhance information technology for the Company's corporate headquarters, restaurants and field management. Under the agreement, IBM has full oversight responsibilities for the data center operations, applications development and maintenance, voice and data networking, help desk operations, and point-of-sale technology. The disposition of FEI will reduce the future commitment under the agreement with IBM. The Company is currently working with IBM to quantify this impact. Additionally, the Company expects to spend approximately $20 million in both 1998 and 1999, which is not included in this agreement, to develop or purchase new software.

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 12 COMMITMENTS AND CONTINGENCIES -- Continued

     In conjunction with the sales of Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, the Company entered into five-year purchasing agreements with the acquirers under which the Company is required to make minimum annual purchases over the contract terms. The aggregate estimated commitments remaining at December 31, 1997 relative to Portion-Trol Foods, Inc. and Mother Butler Pies, respectively, are approximately $360 million and $43 million.


NOTE 13 SHAREHOLDERS' EQUITY (DEFICIT)



                                                        Total                        Shareholders'
                                                    Other Equity       Deficit      Equity (Deficit)
                                                   -------------- ---------------- -----------------
(In thousands)
Balance December 31, 1994 ........................    $745,400      $ (1,807,900)    $ (1,062,500)
 Activity:
   Net loss ......................................          --           (55,199)         (55,199)
   Dividends declared on Old Preferred Stock .....          --           (14,175)         (14,175)
   Issuance of Common Stock (Note 11) ............         400                --              400
   Minimum pension liability adjustment ..........         497                --              497
                                                      --------      ------------     ------------
Balance December 31, 1995 ........................     746,297        (1,877,274)      (1,130,977)
 Activity:
   Net loss ......................................          --           (85,460)         (85,460)
   Dividends declared on Old Preferred Stock .....          --           (10,631)         (10,631)
   Minimum pension liability adjustment ..........        (459)               --             (459)
                                                      --------      ------------     ------------
Balance December 31, 1996 ........................     745,838        (1,973,365)      (1,227,527)
 Activity:
   Net loss ......................................          --          (134,450)        (134,450)
   Minimum pension liability adjustment ..........        (473)               --             (473)
                                                      --------      ------------     ------------
Balance December 31, 1997 ........................    $745,365      $ (2,107,815)    $ (1,362,450)
                                                      ========      ============     ============

     Each share of the $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock (the "Old Preferred Stock") is convertible at the option of the holder, unless previously redeemed, into 1.359 shares of Old Common Stock. The Old Preferred Stock may be exchanged at the option of the Company, in up to two parts, at any dividend payment date for the Company's 9% Convertible Subordinated Debentures ("Exchange Debentures") due July 15, 2017 in a principal amount equal to $25.00 per share of $2.25 Old Preferred Stock. Each $25.00 principal amount of Exchange Debenture, if issued, would be convertible at the option of the holder into 1.359 shares of Old Common Stock of the Company.

     The Old Preferred Stock may be redeemed at the option of the Company, in whole or in part, on or after July 15, 1994 at $26.80 per share if redeemed during the twelve month-period beginning July 15, 1994, and thereafter at prices declining annually to $25.00 per share on or after July 15, 2002.

     The Company did not make the fourth quarter 1996 or the first, second, third and fourth quarter 1997 dividend payments on its Old Preferred Stock. Such cumulative dividends that have not been declared or paid total $17.7 million, or $.42 per share, at December 31, 1997.

     At December 31, 1997, there are warrants outstanding which entitle the holder, an affiliate of Kohlberg, Kravis, Roberts & Co. ("KKR"), a shareholder of the Company at December 31, 1997, to purchase 15 million shares of Old Common Stock at $17.50 per share, subject to adjustment for certain events. Such warrants may be exercised through November 16, 2000.

     As discussed in Note 1, pursuant to the Plan, Flagstar's 10% Convertible Debentures, FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock and FCI's $.50 par value common stock were canceled, extinguished and retired as of the Effective Date. In addition, the warrants related to such Old Common Stock were also canceled.

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 13 SHAREHOLDERS' EQUITY (DEFICIT) -- Continued

     Pursuant to the Plan and as of the Effective Date, the Company is deemed to have issued warrants to purchase in the aggregate, 4 million shares of Common Stock. Each warrant, when exercised, will entitle the holder thereof to purchase one share of Common Stock at an exercise price of $14.60 per share, subject to adjustment for certain events. Such warrants may be exercised through January 7, 2005.

     Also pursuant to the Plan, 10% of the number of shares of Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, is reserved for issuance under a new management stock option program (See Note
11).


NOTE 14 EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The following table sets forth the computation of basic and diluted loss per share:



                                                              1995             1996            1997
                                                         --------------   -------------   --------------
Numerator:
 Loss from continuing operations                           $ (132,906)      $ (85,460)      $ (134,450)
 Preferred stock dividends                                    (14,175)        (14,175)         (14,175)
                                                           ----------       ---------       ----------
 Numerator for basic and diluted loss per share--
    loss from continuing operations available to
   common shareholders                                     $ (147,081)      $ (99,635)      $ (148,625)
                                                           ==========       =========       ==========
Denomininator:
 Denominator for basic and diluted loss per share --
  weighted-average shares                                      42,431          42,434           42,434
                                                           ==========       =========       ==========
 Basic and diluted loss per share from continuing
  operations                                               $    (3.47)      $   (2.35)      $    (3.50)
                                                           ==========       =========       ==========

The calculations of basic and diluted loss per share have been based on the weighted average number of Company shares outstanding. The warrants, options, $2.25 Preferred Stock and 10% Convertible Debentures have been omitted from the calculations because they have an antidilutive effect on loss per share. For additional disclosures regarding the warrants, options, $2.25 Preferred Stock and 10% Convertible Debentures, see Notes 1, 8, 11 and 13.


NOTE 15 EXTRAORDINARY ITEMS

     The Company recorded losses from extraordinary items as follows:



                                                                                   Year Ended December 31, 1995
                                                                               -------------------------------------
                                                                                             Income
                                                                                               Tax
                                                                                  Gain      Provision   Gain (Loss),
                                                                                 (Loss)    (Benefits)   Net of Taxes
                                                                               ---------- ------------ -------------
(In thousands)
Repurchase of Senior Indebtedness:
Gain on repurchase of senior indebtedness ....................................   $1,461      $  74        $1,387
Write-off of deferred financing costs on repurchase of senior indebtedness ...     (970)       (49)         (921)
                                                                                 ------      -----        ------
Total ........................................................................   $  491      $  25        $  466
                                                                                 ======      =====        ======

     During the third quarter of 1995, the Company recognized an extraordinary gain totaling $0.5 million, net of income taxes, which represents the repurchase of $25.0 million principal amount of certain senior indebtedness, net of the charge-off of the related unamortized deferred financing costs of $0.9 million.


NOTE 16 RELATED PARTY TRANSACTIONS

     The Company recorded charges against income of approximately $1.3 million for the years ended December 31, 1995, 1996, and 1997 relative to KKR's financial advisory fees.

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 16 RELATED PARTY TRANSACTIONS -- Continued

     During January 1997, the Company settled its employment and benefits arrangements with, and loan receivable from, a former officer previously scheduled to mature in November 1997. The Company received net proceeds of $8.2 million and recorded a net charge of approximately $3.5 million which is included in other non-operating expenses in the 1996 Statement of Consolidated Operations.

     Interest income for the loan receivable from the former officer for the years ended December 31, 1995 and 1996 totaled $886,000 and $935,000, respectively.


NOTE 17 DISCONTINUED OPERATIONS

     During December 1995, the Company sold TW Recreational Services, Inc., a concession and recreation services subsidiary, for $98.7 million and Volume Services, Inc., a stadium concession services subsidiary for $75.8 million, and recognized gains totaling $77.9 million, net of income taxes.

     The financial statements and related notes presented herein classify TW Recreational Services, Inc. and Volume Services, Inc. as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Revenue and operating income of the discontinued operations for the year ended December 31, 1995 were $32.6 million and $17.1 million, respectively.


NOTE 18 SUBSEQUENT EVENT

     On February 18, 1998 Advantica entered into a definitive agreement with CKE Restaurants, Inc. ("CKE") for the sale of stock of Flagstar Enterprises, Inc. ("FEI"), a wholly-owned subsidiary which operates the Company's Hardee's restaurants under licenses from Hardee's Food Systems, Inc. ("HFS"), a wholly-owned subsidiary of CKE. As contemplated by such agreement, the Company would receive $380.8 million in cash (subject to certain adjustments) in exchange for all of the outstanding stock of FEI. In addition, CKE would assume $45.6 million of capital leases. The transaction is expected to be completed on or about April 1, 1998. Approximately $180 million of the proceeds of such transaction, if consummated, (together with $20.7 million previously on deposit with respect to certain Mortgage Financings defined herein) will be applied to effect an in-substance defeasance of the Company's 10.25% guaranteed bonds (the "Mortgage Financings") of FEI and Quincy's Restaurants, Inc. with a book value of $177.6 million (and a pro forma fair value of $198.9 million) at December 31, 1997, plus accrued interest of $2.3 million. Such Mortgage Financings are collateralized by certain assets of FEI and its wholly-owned subsidiary Spardee's Realty, Inc. and certain assets of Quincy's Restaurants, Inc. and its wholly-owned subsidiary Quincy's Realty, Inc. The Company intends to replace such collateral by purchasing Defeasance Eligible Investments (as defined in documents governing such Mortgage Financings) which will be deposited in an irrevocable trust to satisfy principal and interest payments under such Mortgage Financings through the stated maturity date in the year 2000. The proposed transaction would require consents of the lenders under the Credit Facility, and the Company is currently negotiating the terms of an amendment which would include such consent. The net assets of FEI are included in net assets held for sale in the accompanying Consolidated Balance Sheet at December 31, 1997, and consist of the following:

                       ADVANTICA RESTAURANT GROUP, INC.

NOTE 18 SUBSEQUENT EVENT -- Continued


Assets
Current assets ...............................................  $  8,715
Property owned, net ..........................................   290,621
Property held under capital leases, net ......................    32,619
Other assets .................................................    13,338
                                                                --------
                                                                 345,293
                                                                --------
Less liabilities
Current liabilities
  Current portion of obligations under capital lease .........     3,874
  Other current liabilities ..................................    28,368
                                                                --------
                                                                  32,242
                                                                --------
Long-term liabilities
  Obligations under capital lease, non current ...............    41,339
  Other long term liabilities ................................    29,233
                                                                --------
                                                                  70,572
                                                                --------
Total liabilities ............................................   102,814
                                                                --------
Net assets held for sale .....................................  $242,479
                                                                ========

                       ADVANTICA RESTAURANT GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


NOTE 19 QUARTERLY DATA (UNAUDITED)

     The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. During the fourth quarter of 1997 the Company recorded a $5.8 million reduction in operating expenses resulting from various non-recurring items consisting primarily of an insurance recovery. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or an annual basis.

     Selected consolidated financial data for each quarter within 1996 and 1997 are as follows:



                                                                            First         Second        Third         Fourth
                                                                           Quarter       Quarter       Quarter       Quarter
                                                                        ------------- ------------- ------------- -------------
(In thousands)
Year Ended December 31, 1996:
Operating revenue .....................................................   $ 550,425     $ 626,570     $ 703,838     $ 661,469
Operating expenses:
  Product costs .......................................................     160,752       185,499       207,390       193,039
  Payroll and benefits ................................................     213,807       234,948       258,000       236,409
  Depreciation and amortization expense ...............................      29,047        30,006        33,555        37,340
  Utilities expense ...................................................      22,754        24,329        30,698        26,696
  Other ...............................................................      96,579       108,428       125,868       130,766
                                                                          ---------     ---------     ---------     ---------
Operating income ......................................................   $  27,486     $  43,360     $  48,327     $  37,219
                                                                          =========     =========     =========     =========
Loss before extraordinary item ........................................   $ (27,310)    $ (17,435)    $ (12,519)    $ (28,196)
                                                                          =========     =========     =========     =========
Net loss applicable to common shareholders ............................   $ (30,854)    $ (20,979)    $ (16,062)    $ (31,740)
                                                                          =========     =========     =========     =========
Basic and diluted loss per share applicable to common shareholders:
  Net loss ............................................................   $   (0.73)    $   (0.49)    $   (0.38)    $   (0.75)
                                                                          =========     =========     =========     =========
Year Ended December 31, 1997:
  Operating revenue ...................................................   $ 675,775     $ 659,428     $ 654,153     $ 620,100
  Operating expenses:
   Product costs ......................................................     197,692       192,261       191,026       179,995
   Payroll and benefits ...............................................     256,787       243,446       235,826       240,130
   Depreciation and amortization expense ..............................      34,682        33,546        38,672        33,928
   Utilities expense ..................................................      27,480        26,508        28,968        27,182
   Other ..............................................................     136,107       117,505       115,394        96,279
   Provision for restructuring charges ................................          --            --            --        10,540
   Charge for impaired assets .........................................          --            --            --        15,074
                                                                          ---------     ---------     ---------     ---------
Operating income ......................................................   $  23,027     $  46,162     $  44,267     $  16,972
                                                                          =========     =========     =========     =========
Loss before extraordinary item ........................................   $ (51,728)    $ (32,271)    $ (17,759)    $ (32,692)
                                                                          =========     =========     =========     =========
Net loss applicable to common shareholders ............................   $ (55,272)    $ (35,815)    $ (21,302)    $ (36,236)
                                                                          =========     =========     =========     =========
Basic and diluted loss per share applicable to common shareholders:
  Net loss ............................................................   $   (1.30)    $   (0.84)    $   (0.50)    $   (0.86)
                                                                          =========     =========     =========     =========

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADVANTICA RESTAURANT GROUP, INC.

                                        By: /s/      RHONDA J. PARISH
                                          -------------------------------------
                                                     Rhonda J. Parish
                                          (Executive Vice President, General
                                          Counsel and Secretary)

                                        Date: March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               Signature                                  Title                        Date
---------------------------------------  --------------------------------------- ---------------
 /s/  JAMES B. ADAMSON
                                         Director, Chairman, President and       March 31, 1998
 ------------------------------------
 (James B. Adamson)                      Chief Executive Officer (Principal
                                         Executive Officer)
 /s/  RONALD B. HUTCHISON                Executive Vice President and Chief      March 31, 1998
 ------------------------------------
 (Ronald B. Hutchison)                   Financial Officer (Principal Financial
                                         and Accounting Officer)
 /s/  ROBERT H. ALLEN                    Director                                March 31, 1998
 ------------------------------------
 (Robert H. Allen)

 /s/  RONALD E. BLAYLOCK                 Director                                March 31, 1998
 ------------------------------------
 (Ronald E. Blaylock)

 /s/  VERA KING FARRIS                   Director                                March 31, 1998
 ------------------------------------
 (Vera King Farris)

 /s/  JAMES J. GAFFNEY
 ------------------------------------    Director                                March 31, 1998
 (James J. Gaffney)

 /s/  IRWIN N. GOLD                      Director                                March 31, 1998
 ------------------------------------
 (Irwin N. Gold)

 /s/  ROBERT E. MARKS                    Director                                March 31, 1998
 ------------------------------------
 (Robert E. Marks)

 /s/  CHARLES F. MORAN                   Director                                March 31, 1998
 ------------------------------------
 (Charles F. Moran)

 /s/  ELIZABETH A. SANDERS               Director                                March 31, 1998
 ------------------------------------
 (Elizabeth A. Sanders)

 /s/  DONALD R. SHEPHERD                 Director                                March 31, 1998
 ------------------------------------
 (Donald R. Shepherd)