Form 10-Q
period 1998-04-01
ADVANTICA RESTAURANT GROUP INC
filed 1998-05-18
CIK 852772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
         __________

Commission file number                0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                      Delaware                                  13-3487402
-------------------------------------               ----------------------------
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

Yes   [X]                           No   [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   [X]                           No   [ ]

As of May 15, 1998, 40,002,259 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc
Statements of Consolidated Operations
(Unaudited)

                                                                               Successor Company
                                                                        ---------------------------
                                                                              Twelve Weeks Ended
                                                                               April 1, 1998
                                                                         ---------------------------




(In thousands, except per share amounts)
Net company sales                                                            $     417,916
Franchise and licensing revenue                                                     18,793
                                                                             -------------
Operating revenue                                                                  436,709
                                                                             -------------
Operating expenses:
   Product costs                                                                   118,704
   Payroll and benefits                                                            172,910
   Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                                               34,922
   Depreciation and amortization of property                                        21,924
   Amortization of other intangibles                                                 3,778
   Utilities expense                                                                18,922
   Other                                                                            79,098
                                                                             -------------
                                                                                   450,258
                                                                             -------------
Operating (loss) income                                                            (13,549)
Other charges (credits):
   Interest and debt expense, net (contractual interest, net, for the one
      week ended January 7, 1998 is $4,795)                                         28,269
  Other, net                                                                           762
                                                                             -------------
(Loss) income before reorganization items and taxes                                (42,580)
Reorganization items                                                                   ---
                                                                             -------------
(Loss) income before taxes                                                         (42,580)
Provision for (benefit from) income taxes                                              500
                                                                             --------------
(Loss) income from continuing operations                                           (43,080)
Discontinued operations:
   Reorganization items of discontinued operation, net of income tax
     provision of $11,227                                                              ---
   Loss from operations of discontinued operation, net of applicable
     income tax benefit of : 1998 -- $0; 1997 -- $ (192)                               ---
                                                                             --------------
(Loss) income before extraordinary item                                            (43,080)
Extraordinary item                                                                     ---
                                                                             --------------
Net (loss) income                                                                  (43,080)
Dividends on preferred stock                                                           ---
                                                                             --------------
Net (loss) income applicable to common shareholders                          $     (43,080)
                                                                             ==============

Per share amounts applicable to common shareholders:
Basic (loss) income per share:
   (Loss) income from continuing operations                                  $       (1.08)
   (Loss) income from discontinued operations                                          ---
   Extraordinary item                                                                  ---
                                                                             --------------
   Net (loss) income                                                         $       (1.08)
                                                                             ==============

Average outstanding and equivalent common shares                                    40,000
                                                                             ==============

Diluted (loss) income per share:
   (Loss) income from continuing operations                                  $       (1.08)
   (Loss) income from discontinued operations                                          ---
   Extraordinary item                                                                  ---
                                                                             --------------
   Net (loss) income                                                         $       (1.08)
                                                                             ==============

Average outstanding and equivalent common shares                                    40,000
                                                                             ==============









                                                                                                       Predecessor Company
                                                                                      -------------------------------------------
                                                                                          One Week Ended            Quarter Ended
                                                                                        January 7, 1998             April 2, 1997
                                                                                      ------------------        -----------------




(In thousands, except per share amounts)
Net company sales                                                                        $         35,530        $      519,348
Franchise and licensing revenue                                                                     1,602                18,895
                                                                                         ----------------        --------------
Operating revenue                                                                                  37,132               538,243
                                                                                         ----------------        --------------
Operating expenses:
   Product costs                                                                                   10,031               152,680
   Payroll and benefits                                                                            15,134               214,414
   Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                                                                 ---                   ---
   Depreciation and amortization of property                                                        1,836                23,026
   Amortization of other intangibles                                                                   24                 2,531
   Utilities expense                                                                                1,233                21,936
   Other                                                                                              300               103,510
                                                                                        -----------------        --------------
                                                                                                   28,558               518,097
                                                                                        -----------------        --------------
Operating (loss) income                                                                             8,574                20,146
Other charges (credits):
   Interest and debt expense, net (contractual interest, net, for the one
      week ended January 7, 1998 is $4,795)                                                         2,745                53,383
  Other, net                                                                                         (74)                   545
                                                                                        ----------------         --------------
(Loss) income before reorganization items and taxes                                                 5,903              (33,782)
Reorganization items                                                                            (656,083)                 4,006
                                                                                        ----------------         --------------
(Loss) income before taxes                                                                        661,986              (37,788)
Provision for (benefit from) income taxes                                                        (17,547)                   816
                                                                                        ----------------         --------------
(Loss) income from continuing operations                                                          679,533              (38,604)
Discontinued operations:
   Reorganization items of discontinued operation, net of income tax
     provision of $11,227                                                                         103,291
   Loss from operations of discontinued operation, net of applicable
     income tax benefit of : 1998 -- $0; 1997 -- $ (192)                                            (751)              (13,124)
                                                                                        ----------------         -------------
(Loss) income before extraordinary item                                                           782,073              (51,728)
Extraordinary item                                                                              (612,845)                   ---
                                                                                        ----------------         --------------
Net (loss) income                                                                               1,394,918              (51,728)
Dividends on preferred stock                                                                        (273)               (3,544)
                                                                                        ----------------         -------------
Net (loss) income applicable to common shareholders                                        $    1,394,645        $     (55,272)
                                                                                        =================        =============

Per share amounts applicable to common shareholders:
Basic (loss) income per share:
   (Loss) income from continuing operations                                                $        16.01        $      ( 0.99)
   (Loss) income from discontinued operations                                                        2.42               ( 0.31)
   Extraordinary item                                                                               14.44                  ---
                                                                                        -----------------        --------------
   Net (loss) income                                                                       $        32.87        $       (1.30)
                                                                                        =================        ==============

Average outstanding and equivalent common shares                                                   42,434               42,434
                                                                                        =================        ==============

Diluted (loss) income per share:
   (Loss) income from continuing operations                                                $        12.33        $     ( 0.99)
   (Loss) income from discontinued operations                                                        1.86              ( 0.31)
   Extraordinary item                                                                               11.11                  ---
                                                                                        -----------------        -------------
   Net (loss) income                                                                       $        25.30        $      (1.30)
                                                                                        =================        =============

Average outstanding and equivalent common shares                                                   55,132              42,434
                                                                                        =================        =============







                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                                 Successor Company            Predecessor Company
                                                                                   April 1, 1998               December 31, 1997
                                                                                 ---------------               ------------------


(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                                     $        228,262              $      54,079
   Receivables, less allowance for doubtful accounts of:
      1998 -- $4,044; 1997 -- $4,177                                                       12,301                     12,920
   Inventories                                                                             19,958                     20,700
   Net assets held for sale                                                                33,766                    242,479
   Other                                                                                   20,521                     45,101
   Restricted investments securing in-substance defeased debt                              17,099                         --
                                                                                 ----------------              -------------
                                                                                          331,907                    375,279
                                                                                 ----------------              -------------

Property and equipment                                                                    791,346                  1,354,889
Less accumulated depreciation                                                              21,924                    596,516
                                                                                 ----------------              -------------
                                                                                          769,422                    758,373
                                                                                 ----------------              -------------

Other Assets:
   Reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization of :
     1998 -- $34,922                                                                      723,379                        ---
   Goodwill, net of accumulated amortization of:  1997 -- $8,061                              ---                    207,918
   Other intangible assets, net of accumulated amortization of:
      1998 -- $3,778; 1997 -- $1,376                                                      232,487                     14,897
   Deferred financing costs, net                                                           31,566                     56,716
   Other                                                                                   24,933                     25,885
   Restricted investments securing in-substance defeased debt                             184,614                        ---
                                                                                 ----------------              -------------
                                                                                        1,196,979                    305,416
                                                                                 ----------------              -------------
Total Assets                                                                     $      2,298,308              $   1,439,068
                                                                                 ================              =============









                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)


                                                                                Successor Company       Predecessor Company
                                                                                   April 1, 1998         December 31, 1997
                                                                                ---------------         ------------------

(In thousands)
Liabilities
Current Liabilities:
   Current maturities of notes and debentures                             $        23,314                 $      37,572
   Current maturities of capital lease obligations                                 19,347                        19,657
   Current maturities of in-substance defeased debt                                12,548                            --
   Accounts payable                                                                89,558                       109,778
   Accrued salaries and vacations                                                  52,049                        58,232
   Accrued insurance                                                               39,980                        35,749
   Accrued taxes                                                                   41,291                        25,927
   Accrued interest                                                                32,100                        15,487
   Other                                                                          124,681                        79,291
                                                                             ------------                 -------------
                                                                                  434,868                       381,693
                                                                             ------------                 -------------
Long-Term Liabilities:
   Notes and debentures, less current maturities                                  982,217                       510,533
   Capital lease obligations, less current maturities                              83,453                        87,703
   In-substance defeased debt, less current maturities                            186,389                            --
   Deferred income taxes                                                            4,477                        10,015
   Liability for self-insured claims                                               55,541                        54,669
   Other noncurrent liabilities and deferred credits                              177,116                       144,505
                                                                             ------------                 -------------
                                                                                1,489,193                       807,425
                                                                             ------------                 -------------
Total liabilities not subject to compromise                                     1,924,061                     1,189,118
Liabilities subject to compromise                                                     ---                     1,612,400
                                                                             ------------                 -------------
   Total liabilities                                                            1,924,061                     2,801,518
                                                                             ------------                 -------------
Shareholders' Equity (Deficit)                                                    374,247                   (1,362,450)
                                                                             ------------                 ------------
Total Liabilities and Shareholders' Equity (Deficit)                          $ 2,298,308                 $   1,439,068
                                                                             ============                 =============









                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)



                                                                         Successor Company                Predecessor Company

                                                                         Twelve Weeks Ended      One Week Ended       Quarter Ended
                                                                           April 1, 1998          January 7, 1998     April 2, 1997
                                                                           ---------------      -----------------     -------------
(In thousands)

Cash Flows from Operating Activities:
Net (loss) income                                                         $     (43,080)        $  1,394,918            $  (51,728)
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
       amounts allocable to identifiable assets                                   34,922                 ---                    ---
   Depreciation and amortization of property                                      21,924               1,836                 23,026
   Amortization of other intangible assets                                         3,778                  24                  2,531
   Amortization of deferred financing costs                                        1,336                 137                  2,109
   Amortization of deferred gains                                                (3,146)               (278)                (3,289)
   Deferred income tax provision (benefit)                                         (278)            (17,547)                    286
   Loss (gain) on disposition of assets                                                9             (7,653)                  (124)
   Extraordinary gain                                                                ---           (612,845)                     --
   Noncash reorganization items                                                      ---           (656,426)                     --
   Equity in (income) loss from discontinued operation, net                          ---           (102,540)                 13,124
   Other                                                                         (2,092)               (342)                    608
Decrease (increase) in assets:
   Receivables                                                                     6,027             (2,219)                  3,485
   Inventories                                                                        45                 272                  1,294
   Other current assets                                                          (4,441)               2,319                  6,234
   Assets held for sale                                                          (5,354)             (1,019)                (3,730)
   Other assets                                                                   22,702               1,488                (2,914)
Increase (decrease) in liabilities:
   Accounts payable                                                             (15,441)             (5,118)               (37,154)
   Accrued payroll and related                                                  (14,950)               6,177                   (34)
   Accrued taxes                                                                 (3,931)             (1,045)                (2,397)
   Other accrued liabilities                                                       4,928               9,692                  6,815
   Other noncurrent liabilities and deferred credits                               1,890             (1,226)                  1,844
                                                                          --------------      -------------          --------------
   Net cash flows from (used in) operating activities                              4,848              8,605                (40,014)
                                                                          --------------      -------------          --------------

Cash Flows from Investing Activities:
   Purchase of property                                                          (8,119)                 (1)                (7,145)
   Proceeds from disposition of property                                             ---               7,255                  6,985
   (Advances to) receipts from discontinued operation                            (1,022)                 687                   (900)
   Proceeds from sale of discontinued operation, net                             379,457                 ---                    ---
   Purchase of investments securing in-substance defeased
     debt                                                                      (201,713)                 ---                    ---
   Other, net                                                                    (1,611)                 ---                   (31)
                                                                          -------------       --------------         --------------
Net cash flows from (used in) investing activities                              166,992                7,941                (1,091)
                                                                          --------------      --------------         --------------


                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)


                                                            Successor Company                        Predecessor Company

                                                            Twelve Weeks Ended            One Week Ended             Quarter Ended
                                                               April 1, 1998             January 7, 1998             April 2, 1997
                                                              ---------------            --------------             --------------
(In thousands)

Cash Flows from Financing Activities:
   Long-term debt payments                                    $        (2,331)        $         (6,901)            $       (19,489)
   Deferred financing costs                                               ---                   (4,971)                         --
                                                              ----------------        ----------------             ----------------
Net cash flows used in financing activities                            (2,331)                 (11,872)                    (19,489)
                                                              ---------------         ----------------             ---------------

Increase (decrease) in cash and cash equivalents                      169,509                    4,674                     (60,594)
Cash and Cash Equivalents at:
Beginning of period                                                    58,753                   54,079                      92,369
                                                              ----------------        -----------------            ----------------
End of period                                                 $       228,262         $         58,753             $        31,775
                                                              ================        =================            ================










                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 1998
(UNAUDITED)

Note 1.       General

Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc.) ("Advantica" or, together with its subsidiaries including precedessors, the "Company"), through its wholly-owned subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), owns and operates the Denny's, Coco's, Carrows, El Pollo Loco and Quincy's Family Steakhouse restaurant brands. On April 1, 1998 the Company consummated the sale of Flagstar Enterprises, Inc. ("FEI"), the wholly-owned subsidiary which operated Hardee's restaurants under licenses from Hardee's Food Systems ("HFS") (See Note 5).

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 1997 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 1997 Annual Report on Form 10-K (the "Advantica 10-K"). The results of operations for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 30, 1998.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.       Reorganization

On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI") and Flagstar Corporation ("Flagstar" and collectively with FCI, the "Debtors") emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar, a wholly-owned subsidiary of FCI, merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. The bankruptcy proceedings began when FCI, Flagstar and Flagstar Holdings, Inc. ("Holdings") filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court for the District of South Carolina. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997 (the "Petition Date"). FCI's operating subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries) did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

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

      (c) Advantica had 100 million authorized shares of Common Stock (of which 40 million were issued and outstanding on the Effective Date) and 25 million authorized shares of preferred stock (none of which are currently outstanding). Pursuant to the Plan, 10% of the number of shares of Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, is reserved for issuance under a new management stock option program. Additionally, 4 million shares of Common Stock are reserved for issuance upon the exercise of new warrants expiring January 7, 2005 that were issued and outstanding on the Effective Date and entitle the holders thereof to purchase in the aggregate 4 million shares of Common Stock at an exercise price of $14.60 per share (the "Warrants");

      (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4% Senior Notes due 2008 (the "New Senior Notes") in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

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

On the Effective Date, the automatic stay imposed by the Bankruptcy Code was terminated.

In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness (See Note 4). This gain will not be taxable since the gain results from a reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 1999 taxable year, to reduce certain tax attributes related to Advantica, exclusive of its operating subsidiaries, including (i) net operating loss carryforwards ("NOLS"),
(ii) certain tax credits and (iii) tax bases in assets in an amount equal to such gain on extinguishment.

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

The Company's financial statements as of December 31, 1997 have been presented in conformity with the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all prepetition liabilities of the Debtors that are subject to compromise under the Plan (as defined in Note 8) are segregated in the Company's Consolidated Balance Sheet as liabilities subject to compromise. These liabilities are recorded at the amounts allowed as claims by the Bankruptcy Court in accordance with the Plan. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceedings or that it is probable to be an allowed priority, secured or unsecured claim. Accordingly, and in view of the terms of the Plan, as of July 11, 1997, the Company ceased recording interest on its 11.25% Debentures, 11 3/8% Debentures and 10% Convertible Debentures. The contractual interest expense for the week ended January 7, 1998 is disclosed in the accompanying Statements of Consolidated Operations.

Note 3.       Fresh Start Reporting

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and requires the adjustment of assets and liabilities to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16,

"Business Combinations" ("APB 16"). In conjunction with the revaluation of assets and liabilities, a reorganization value for the entity is determined which generally approximates the fair value of the entity before considering debt and approximates the amount a buyer would pay for the assets of the entity after reorganization. Under fresh start reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is reported as "reorganization value in excess of amount allocable to identifiable assets." Advantica is amortizing such amount over a five-year period. All financial statements for any period subsequent to the Effective Date are referred to as "Successor Company," as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

The Company has estimated a range of reorganization value between approximately $1,631 million and $1,776 million. Such reorganization value is based upon a review of the operating performance of 17 companies in the restaurant industry that offer products and services that are comparable to or competitive with the Company's various operating concepts. The following multiples were established for these companies: (i) enterprise value (defined as market value of outstanding equity, plus debt, minus cash and cash equivalents)/revenues for the four most recent fiscal quarters; (ii) enterprise value/earnings before interest, taxes, depreciation, and amortization for the four most recent fiscal quarters; and (iii) enterprise value/earnings before interest and taxes for the four most recent fiscal quarters. The Company did not independently verify the information for the comparative companies considered in its valuations, which information was obtained from publicly available reports. The foregoing multiples were then applied to the Company's financial forecast for each of its six restaurant chains or concepts. Valuations achieved in selected merger and acquisition transactions involving comparable businesses were used as further validation of the valuation range. The valuation also takes into account the following factors, not listed in order of importance:

    (A) The Company's emergence from Chapter 11 proceedings, pursuant to the Plan as described herein, during the first quarter of 1998.

    (B)       The assumed continuity of the present senior management team.

    (C)       The tax position of Advantica.

    (D) The general financial and market conditions as of the date of consummation of the Plan.

The total reorganization value of $1,729 million, the midpoint of the range of $1,631 million and the $1,776 million adjusted to reflect an enterprise value of FEI based on the terms of the stock purchase agreement related to the disposition thereof, includes a value attributed to shareholders' equity of $417 million and long-term indebtedness contemplated by the Plan of $1,312 million.

The results of operations in the accompanying Statement of Operations for the week ended January 7, 1998 reflect the results of operations prior to Advantica's emergence from bankruptcy and the effects of fresh start reporting adjustments. In this regard, the Statement of Operations reflects an extraordinary gain on the discharge of certain debt as well as reorganization items consisting primarily of gains and losses related to the adjustments of assets and liabilities to fair value. The fair value of assets and liabilities has been determined based on certain valuations and other studies which are not yet complete. Because the current valuation is preliminary in nature, further adjustments may be required but are not expected to be material.

The effect of the Plan and the adoption of fresh start reporting on the Company's January 7, 1998 balance sheet are as follows:


                                                          Predecessor         Adjustments          Adjustments           Successor
                                                            Company               for               for Fresh             Company
(In thousands)                                          January 7, 1998      Reorganization      Start Reporting     January 7, 1998
                                                        ---------------      --------------      ---------------     ---------------
                                                                                  (a)                  (b)

Assets
Current Assets:
   Cash and cash equivalents                             $       58,753                                               $      58,753
   Receivables, net                                              15,247                         $          (689)             14,558
   Inventories                                                   20,424                                    (425)             19,999
   Net assets held for sale                                     288,039                                  110,027            398,066
   Other                                                         43,670                                    (496)             43,174
Property and equipment, net                                     719,152                                   64,501            783,653
Other Assets:
   Goodwill, net                                                207,820                                (207,820)                ---
   Other intangible assets, net                                  12,954                                  216,995            229,949
   Deferred financing costs, net                                 58,590   $      (25,218)                   (61)             33,311
   Other                                                         22,416                                  (6,684)             15,732
   Reorganization value in excess of amounts
      allocable to identifiable assets                                               ---                 761,736            761,736
                                                         --------------   --------------        ----------------     --------------
                                                         $    1,447,065   $      (25,218)       $        937,084     $    2,358,931
                                                         ==============   ==============        ================     ==============
Liabilities and Shareholders' Equity
Liabilities
Current Liabilities:
   Current maturities of notes and debentures             $      30,913                                              $       30,913
   Current maturities of capital lease obligations               17,863                                                      17,863
   Accounts payable                                             106,678                                                     106,678
   Accrued salaries and vacations                                62,648                         $          4,355             67,003
   Accrued insurance                                             36,104                                      292             36,396
   Accrued taxes                                                 40,142                                    2,662             42,804
   Accrued interest and dividends                                16,652                                                      16,652
   Other                                                         95,152                                    8,008            103,160
Long-Term Liabilities:
   Notes and debentures, less current maturities                510,523    $     592,005                  72,388          1,174,916
   Capital lease obligations, less current maturities            87,667                                      216             87,883
   Deferred income taxes                                          5,097                                                       5,097
   Liability for self-insured claims                             55,444                                    4,700             60,144
   Other noncurrent liabilities and deferred credits            134,187                                   57,908            192,095
Liabilities subject to compromise                             1,613,532       (1,613,532)                                       ---
Shareholders' Equity                                         (1,365,537)         996,309                 786,555            417,327
                                                           -----------     -------------         ---------------     --------------
                                                           $  1,447,065    $    (25,218)        $        937,084     $    2,358,931
                                                           ============    =============         ===============     ==============

(a) To record the transactions relative to the consummation of the Plan as described in Note 2.

(b) To record (i) the increase in the value of net assets held for sale to their fair value based on the terms of the stock purchase agreement, (ii) the adjustment of property, net to estimated fair value, (iii) the write-off of unamortized goodwill and establishment of estimated fair value of other intangible assets (primarily franchise rights and tradenames) (iv) the establishment of reorganization value in excess of amounts allocable to identifiable assets, (v) the increase in value of debt to reflect estimated fair value, (vi) the recognition of liabilities associated with severance and other exit costs, and the adjustments to self-insured claims and contingent liabilities reflecting a change in methodology, and (vii) the adjustment to reflect the new value of common shareholders' equity based on reorganization value, which was determined by estimating the fair value of the Company.

Note 4.       Extraordinary Gain

The implementation of the Plan resulted in the exchange of the Senior Subordinated Debentures and the 10% Convertible Debentures for 40 million shares of Common Stock and Warrants to purchase 4 million shares of Common Stock. The difference between the carrying value of such debt (including principal, accrued interest and deferred financing costs of $946.7 million, $74.9 million and $25.6 million, respectively) and the fair value of the Common Stock and Warrants resulted in a gain on debt extinguishment of $612.8 million which was recorded as an extraordinary item.

Note 5.       Disposition of Flagstar Enterprises, Inc.

On April 1, 1998 (the "Disposition Date"), the Company completed the sale to CKE Restaurants, Inc. ("CKE") of the stock of FEI, which operated the Company's Hardee's restaurants under licenses from HFS, a wholly-owned subsidiary of CKE, for $427 million, which includes the assumption by CKE of $46 million of capital leases. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to certain Mortgage Financings as defined below) was applied to in-substance defease the 10.25% Guaranteed Secured Bonds due 2000 (the "Mortgage Financings") of Spardee's Realty, Inc., a wholly-owned subsidiary of FEI, and Quincy's Realty, Inc., a wholly-owned subsidiary of Quincy's Restaurants, Inc., with a book value of $198.9 million plus accrued interest of $6.9 million at April 1, 1998. Such Mortgage Financings were collateralized by certain assets of Spardee's Realty, Inc. and Quincy's Realty, Inc. The Company replaced such collateral through the purchase of a portfolio of United States Government and AAA rated investment securities which were deposited with the collateral agent with respect to such Mortgage Financings to satisfy principal and interest payments under such Mortgage Financings through the stated maturity date in the year 2000. Such investments are reflected in the Consolidated Balance Sheet under the caption "Restricted investments securing in-substance defeased debt." The Mortgage Financings are reflected in the Consolidated Balance Sheet under the caption "In-substance defeased debt."

The Statements of Consolidated Operations and Cash Flows presented herein have been restated for the 1997 period to reflect FEI as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operation for the week ended January 7, 1998 and the quarter ended April 2, 1997 were $9.1 million and $0.1 million, and $137.5 million and $2.9 million, respectively.

As a result of the adoption of fresh start reporting, as of the Effective Date the net assets of FEI were adjusted to fair value less estimated costs of disposal based on the terms of the stock purchase agreement. The net gain resulting from this adjustment is reflected as "Reorganization items of discontinued operation" in the Statements of Consolidated Operations. As a result of this adjustment, no gain or loss on disposition is reflected in the twelve weeks ended April 1, 1998. Additionally, the operating results of FEI subsequent to January 7, 1998 and through the disposition date were reflected as an adjustment to "Net assets held for sale" prior to the disposition. The adjustment to "Net assets held for sale" as a result of the net loss of FEI for the twelve weeks ended April 1, 1998 was ($2.0) million. Revenue and operating income of FEI for the twelve weeks ended April 1, 1998 were $116.2 million and $5.7 million, respectively.

The Company has allocated to the discontinued operation a pro-rata portion of interest and debt expense based on a ratio of the net assets of the discontinued operation to the Company's consolidated net assets as of the 1989 acquisition date of Flagstar Corporation by Flagstar Companies, Inc. for periods prior to January 7, 1998 and based on a ratio of the net assets of the discontinued operation to the Company's net assets after the adoption of fresh start reporting for periods subsequent to January 7, 1998. Such allocated interest expense (which is in addition to interest expense incurred by FEI) included in FEI's operating results for the twelve weeks ended April 1, 1998, the week ended January 7, 1998 and the quarter ended April 2, 1997 are $3.1 million, $0.4 million and $10.6 million, respectively.

Note 6.       Net Assets Held for Sale

Net assets held for sale at April 1, 1998 represents 88 Quincy's units which were identified for sale or closure in conjunction with the 1997 restructuring plan. The assets are recorded at their estimated fair value less estimated costs to sell.

Note 7.       Reorganization Items

Reorganization items included in the accompanying Statements of Consolidated Operations consist of the following items:


                                                                                          Week Ended
                                                                                        January 7, 1998
                                                                                        ---------------

(In thousands)
Gains and losses related to adjustments of assets and liabilities
   to fair value                                                                          $    (676,092)
Professional fees and other                                                                       8,809
Severance and other exit costs                                                                   11,200
                                                                                         --------------
                                                                                          $    (656,083)
                                                                                          =============

Note 8.       Liabilities Subject To Compromise

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and were subject to compromise under the terms of the Plan.


                                                                                                           December 31, 1997
                                                                                                           -----------------
(In thousands)
10 3/4% Senior Notes due September 15, 2001, interest payable semi-annually                                   $    270,000
10 7/8% Senior Notes due December 1, 2002, interest payable semi-annually                                          280,025
11.25% Senior Subordinated Debentures due November 1, 2004, interest payable semi-annually                         722,411
11 3/8% Senor Subordinated Debentures due September 15, 2003, interest payable semi-annually                       125,000
10% Convertible Junior Subordinated Debentures due 2014, interest payable semi-annually;
  convertible into Company Old Common Stock any time prior to maturity at $24.00 per share                          99,259
Accrued interest                                                                                                   115,705
                                                                                                             -------------
   Total liabilities subject to compromise                                                                     $ 1,612,400
                                                                                                               ===========

Note 9.       The Advantica Credit Facility

On the Effective Date the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") and other lenders named therein providing the Company (excluding FRD Acquisition Co.) with a $200 million senior secured revolving credit facility (the "Credit Facility"). In connection with the closing of the sale of FEI, the Credit Facility was amended to accommodate the FEI sale transaction and corresponding in-substance defeasance. In addition, the Credit Facility was amended to provide the Company flexibility to reinvest the residual FEI sale proceeds through additional capital expenditures and /or strategic acquisitions, as well as to modify certain other covenants and financial tests affected by the FEI sale transaction. The commitments under the Credit Facility were not reduced as a result of the FEI sale.

Note 10.      Earnings Per Share Applicable to Common Shareholders

The following table sets forth the computation of basic and diluted loss per share.


                                                                                  For the Week ended January 7, 1998

                                                                                    Income                 Shares          Per Share
                                                                                   (Numerator)          (Denominator)        Amount
                                                                                   -----------          -------------        ------


Income before discontinued operations and extraordinary item                           $ 679,533
Less: Preferred stock dividends                                                           ( 273)
                                                                                   ------------

BASIC EPS
Income available to common shareholders                                                  679,260              42,434    $      16.01
                                                                                                                        ============

EFFECT OF DILUTIVE SECURITIES
$2.25 Series A Cumulative Convertible Exchangeable Preferred Stock                           273               8,562
10 % Convertible Subordinated Debentures                                                     ---               4,136
                                                                                 ---------------           ---------

DILUTED EPS
Income available to common shareholders plus assumed conversions                      $  679,533              55,132    $      12.33
                                                                                      ==========           =========    ============


Options and warrants to purchase shares of common stock were outstanding during the week ended January 7, 1998 but were not included in the computation of diluted earnings per share because the related exercise prices were greater than the average market price of the common shares. The options and warrants were effectively terminated as a result of the reorganization of the Company. See
Note 2.

Note 11.      New Accounting Standards

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires capitalization of external and internal direct costs of developing or obtaining internal-use software as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. In addition, in the second quarter of 1998, the AICPA is expected to issue a statement of position which provides additional guidance on the financial reporting of start-up costs, requiring costs of start-up activities to be expensed as incurred. Both statements of position are effective for fiscal years beginning after December 15, 1997.

 In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 3), the Company adopted both statements of position as of January 7, 1998. The adoption of the statement of position relative to start-up costs at January 7, 1998 resulted in the write-off of previously capitalized pre-opening costs totaling $0.6 million. Subsequent to the Effective Date, pre-opening costs are being expensed as incurred. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $3.4 million.
Subsequent to the Effective Date, similar costs are being expensed as incurred.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income and other comprehensive income items, such as revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. For the twelve weeks ended April 1, 1998, the one week ended January 7, 1998 and the quarter ended April 2, 1997, there were no differences between net income and comprehensive income.

Note 12.      Change in Fiscal Year

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four 13-week quarters during the year with each quarter ending on a Wednesday. As a result of the timing of this change, the first quarter of 1997 includes more than 13 weeks of operations. Carrows and Coco's include an additional six days; Denny's includes an additional five days; El Pollo Loco includes an additional week; and Quincy's includes an additional day. The 1998 comparable period consisted of 13 weeks.

Note 13.      Subsequent Event

On May 13, 1998 the Company entered into a definitive agreement for the sale of stock of Quincy's Restaurants, Inc. ("Quincy's"), a wholly-owned subsidiary which operates its Quincy's Family Steakhouse division. As contemplated by such agreement, the Company would receive $81.5 million in cash in exchange for all of the outstanding stock of Quincy's. In addition, the purchaser would assume $4.2 million in capital leases. The transaction is expected to be completed during the second quarter of 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of April 1, 1998 and the results of operations for the twelve weeks ended April 1, 1998 and one week ended January 7, 1998 as compared to the quarter ended April 2, 1997. For purposes of providing a meaningful comparison of the Company's quarterly operating performance, the following discussion and presentation of the results of operations for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 will be combined and referred to as the quarter ended April 1, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica Restaurant Group, Inc., its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis and in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997.


Results of Operations

Quarter Ended April 1, 1998 Compared to Quarter Ended April 2, 1997

The Company's CONSOLIDATED REVENUE for the first quarter of 1998 decreased by $64.4 million (12.0%) as compared with the 1997 comparable quarter. The revenue decrease is partially attributable to an estimated $32.6 million impact due to fewer reporting days in the 1998 quarter versus the 1997 comparable period because of the change in the Company's fiscal year end in 1997. Excluding the impact of fewer days in the 1998 reporting period, revenue for the 1998 quarter decreased $31.8 million compared to the prior year quarter. This decrease is principally because of a 108-unit decrease in Company-owned units (excluding the impact of the FEI disposition) and includes a net 14 unit decrease at Denny's associated primarily with the sale of units to franchisees and a 71 unit decrease at Quincy's related to the restructuring plan adopted in the fourth quarter of 1997. Additionally, the Company's concepts experienced declines in comparable store sales. The decrease in Company sales is slightly offset by a $1.5 million (8.0%) increase in franchise and licensing revenue attributed to a 107-unit increase in franchised and licensed units.

CONSOLIDATED OPERATING EXPENSES for the first quarter of 1998 decreased by $39.3 million compared to the 1997 quarter. The comparability of 1998 and 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $34.9 million for the twelve weeks ended April 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value as a result of the adoption of fresh start reporting combined with the impairment write-down of certain property and equipment at December 31, 1997, resulted in an estimated net increase in amortization and depreciation of approximately $3.6 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $77.8 million (15.0%), primarily reflecting the effect of fewer reporting days than in the prior year comparable quarter, an increase of $7.6 million in gains on sales of units which are reflected as a credit to operating expenses, food cost controls and the 108-unit decrease in Company-owned restaurants.

Excluding the impact of the adoption of fresh start reporting as discussed above, CONSOLIDATED OPERATING INCOME for the first quarter of 1998 increased by $13.4 million compared to the 1997 comparable quarter as a result of the factors noted above.

CONSOLIDATED INTEREST AND DEBT EXPENSE, NET totaled $31.0 million during the first quarter of 1998 as compared with $53.4 million during the comparable 1997 period. The decrease is primarily due to the significant reduction of debt resulting from the implementation of the Plan which became effective January 7, 1998 and the lower effective yield on Company debt resulting from the revaluation of such debt to fair value in accordance with fresh start reporting.

REORGANIZATION ITEMS include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 3 to the consolidated financial statements included herein.

The PROVISION FOR (BENEFIT FROM) income taxes from continuing operations for the twelve-week period has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 1.2% for the twelve weeks ended April 1, 1998 compared to a provision for the 1997 quarter reflecting an approximate rate of 2.2%. The benefit from income taxes from continuing operations for the one week period of approximately $17.5 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $5.0 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting.

The EXTRAORDINARY GAIN is due to the implementation of the Plan which resulted in the exchange of the Senior Subordinated Debentures and the 10% Convertible Debentures for 40 million shares of Common Stock and Warrants to purchase 4 million shares of Common Stock. The difference between the carrying value of such debt (including principal, accrued interest and deferred financing costs) and the fair value of the Common Stock and Warrants resulted in a gain on debt extinguishment of $612.8 million which was recorded as an extraordinary item.

The Statements of Consolidated Operations and Cash Flows presented herein have been restated for the 1997 period to reflect FEI as a DISCONTINUED OPERATION in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operation for the week ended January 7, 1998 and the quarter ended April 2, 1997 were $9.1 million and $0.1 million, and $137.5 million and $2.9 million, respectively. The operating results of FEI subsequent to January 7, 1998 and through the disposition date were reflected as an adjustment to "Net assets held for sale" prior to the disposition. The adjustment to "Net assets held for sale" as a result of the net loss of FEI for the twelve weeks ended April 1, 1998 was ($2.0) million. Revenue and operating income of FEI for the twelve weeks ended April 1, 1998 were $116.2 million and $5.7 million, respectively.

NET INCOME was $1,351.8 million in the first quarter of 1998 as compared to a net loss of ($51.7) million for the prior year quarter primarily as a result of the adoption of fresh start reporting and the extraordinary gain discussed above.

EBITDA, as set forth below, is defined by the Company as operating income before depreciation, amortization and charges for restructuring and impairment and is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA may not be comparable to similarly titled measures reported by other companies.


                                                                                            Quarter Ended

                                                                                 April 1, 1998                 April 2, 1997 (a)
                                                                                 ---------------              ------------------
(in millions)
Denny's                                                                         $         44.3                  $         36.1
Coco's                                                                                     8.1                             8.4
Carrows                                                                                    4.4                             6.2
El Pollo Loco                                                                              5.0                             4.3
Quincy's                                                                                   3.2                             3.3
Corporate and other                                                                       (7.3)                          (12.6)
                                                                                ---------------                 ---------------
                                                                                $         57.7                  $         45.7
                                                                                ==============                  ===============


(a) Excludes the EBITDA of Hardee's of $12.0 million for comparability purposes.

Restaurant Operations:

The table below summarizes restaurant unit activity for the quarter ended April 1, 1998.


                                         Ending                          Units
                                         Units            Units          Sold/             Unit       Ending Units    Ending Units
                                        12/31/97         Opened         Closed         Conversions       4/1/98          4/2/97
                                        --------         ------         ------         -----------       ------          ------

Denny's
   Company-owned units                       894              2              (1)           (18)            877               891
   Franchised units(a)                       740             12              (7)             18            763               698(a)
   Licensed units (a)                         18             --               --             --             18                21(a)
                                         -------         ------           ------         ------         ------           -------
                                           1,652             14              (8)             --          1,658             1,610

Coco's
   Company-owned units                       178             --              (1)            (1)            176               184
   Franchised units                           17             --               --              1             18                 5
   Licensed units                            298              1              (4)             --            295               281
                                         -------          -----          ------           -----          -----            ------
                                             493              1              (5)             --            489               470

Carrows
   Company-owned units                       140             --               --            (1)            139               158
   Franchised units                           14(b)           1               --              1             16(b)              1
                                         -------         ------            -----          -----         ------          --------
                                             154              1               --             --            155               159

El Pollo Loco
   Company-owned units                        98              1               --             --             99                95
   Franchised units                          145              4              (1)             --            148               139
   Licensed units                              4             --               --             --              4                10
                                         -------         ------            -----          -----         ------          --------
                                             247              5              (1)             --            251               244

Quincy's                                  180(b)             --             (52)             --         128(b)               199

Hardee's                                     557             --            (557)(c)          --             --               580
                                         -------          -----           -----           -----         ------            ------

                                           3,283             21            (623)             --          2,681             3,262
                                         =======          =====           =====           =====         ======             =====


(a) Certain units have been reclassified to conform to the 1998 presentation.

(b) Unit count includes one Quincy's unit converted to a Carrows that is operated by Quincy's as a Carrows franchise. The unit's operating results are included in Quincy's operating results. Intercompany franchise fees are eliminated in consolidation.

(c)      Reflects the consummation of the sale of stock of FEI to CKE on April
         1, 1998.

Denny's
-------

                                                                                 Quarter Ended                            %

                                                                       April 1, 1998     April 2, 1997           Increase/(Decrease)
                                                                       -------------     -------------           -------------------

($ in millions, except average unit and comparable store data)
U.S. systemwide sales                                                 $       453.7         $     486.4                  (6.7)
                                                                      =============         ===========

Net company sales                                                     $       265.7         $     300.1                 (11.5)
Franchise and licensing revenue                                                15.5                14.9                   4.0
                                                                      -------------         -----------
   Total revenue                                                              281.2               315.0                 (10.7)
                                                                      -------------         -----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                         18.2                  --                    NM
   Other                                                                      253.4               291.0                 (12.9)
                                                                      -------------         -----------
   Total operating expenses                                                   271.6               291.0                  (6.7)
                                                                      -------------         -----------
Operating income                                                     $          9.6         $      24.0                 (60.0)
                                                                     ==============         ===========

Average unit sales
   Company-owned                                                          $ 302,900           $ 336,300                  (9.9)
   Franchise                                                              $ 253,500           $ 276,300                  (8.3)

Comparable store data (Company-owned)
   Comparable store sales increase (decrease)                                  (2.9%)              (2.4%)
   Average guest check                                                        $5.74               $5.39                   6.5

NM = Not Meaningful

Denny's NET COMPANY SALES decreased by $34.4 million (11.5%) during the 1998 quarter as compared with the prior year's comparable quarter. The decrease primarily reflects a $21.7 million impact resulting from five fewer reporting days in the first quarter of 1998 in comparison to the prior year quarter, a $3.0 million impact associated with 14 fewer Company-owned units and a $9.0 million impact related to the decrease in comparable store sales. The decrease in Company-owned units is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned units to franchisees to stimulate such growth, along with selected closures where continued Company operation is considered uneconomical. The decline in the comparable store sales was driven by lower guest counts, partially offset by an increase in the average guest check. The average guest check increase resulted from menu price increases initiated to keep pace with minimum wage and other cost increases and from successful promotions of higher-priced menu items. FRANCHISE AND LICENSING REVENUE increased by $0.6 million (4.0%), reflecting 65 additional franchised units at the 1998 quarter end compared to the 1997 quarter end, a direct result of 1997 franchising efforts which resulted in the opening of 77 Denny's franchise units, a record number for the Company.

Denny's OPERATING EXPENSES decreased by $19.4 million compared to the prior year quarter. The comparability of 1998 and 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $18.2 million for the twelve weeks ended April 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $4.8 million. Excluding the effect of fresh start reporting, operating expenses decreased by $42.4 million (14.6%), reflecting the effect of five fewer reporting days, the impact on expenses of lower revenues and an increase of $7.6 million in gains on sales of units in comparison to the 1997 quarter. Additionally, Denny's operating expenses for the quarter have been reduced by $3.0 million to reflect a nonrecurring real estate transaction, whereby Denny's has agreed to the inclusion of a Company-owned unit in a redevelopment project. Excluding the impact of the gains, the nonrecurring transaction and fresh start accounting, operating expenses were flat as a percent of sales compared to the 1997 quarter because of improved margins on menu items, offset by increased labor costs primarily related to the minimum wage increases.

Excluding the impact of fresh start reporting, Denny's OPERATING INCOME for the 1998 quarter increased by $8.6 million (35.8%) compared to the prior year quarter as a result of the factors noted above.


Coco's
------

                                                                                      Quarter Ended                      %

                                                                            April 1, 1998    April 2, 1997      Increase/(Decrease)
                                                                            -------------    -------------      -------------------

($ in millions, except average unit and comparable store data)
U.S. systemwide sales                                                     $         69.9             $ 73.1           (4.4)
                                                                                  ======             ======

Net company sales                                                         $         64.3      $        70.8           (9.2)
Franchise and licensing revenue                                                      1.0                0.7           42.9
                                                                          --------------    ---------------
   Total revenue                                                                    65.3               71.5           (8.7)
                                                                          --------------     --------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                                 5.2                ---             NM
   Other                                                                            60.9               67.2           (9.4)
                                                                          --------------     --------------
   Total operating expenses                                                         66.1               67.2           (1.6)
                                                                          --------------     --------------
Operating (loss) income                                                   $         (0.8)     $         4.3             NM
                                                                          ==============     ==============

Average unit sales
   Company-owned                                                             $   364,900        $   385,600           (5.4)
   Franchised                                                                $   327,100        $   441,700          (25.9)

Comparable store data (Company-owned)
   Comparable store sales decrease                                                  (0.2%)             (0.8%)
   Average guest check                                                             $6.99              $6.60            5.9


NM = Not Meaningful

Coco's NET COMPANY SALES for the first quarter ended April 1, 1998 decreased $6.5 million (9.2%) as compared to the prior year comparable quarter. This decrease reflects a $4.8 million impact due to six fewer reporting days in the first quarter of 1998 compared to the prior year quarter. The remaining decrease of $1.7 million reflects an eight-unit decrease in the number of Company-owned restaurants as well as a slight decrease in comparable store sales. The decrease in comparable store sales reflects a decrease in customer traffic, largely offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. FRANCHISE AND LICENSING REVENUE increased by $0.3 million (42.9%) for the first quarter of 1998 as compared to the first quarter of 1997, reflecting the addition of 13 domestic franchised units and the net increase of 14 foreign licensed units over the prior year quarter. The increase in the number of franchised units also explains the large variance in franchise average unit sales as the calculation for the prior year reflected only a small number of franchised units (five units).

Coco's OPERATING EXPENSES for the first quarter of 1998 decreased by $1.1 million compared to the prior year quarter. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $5.2 million for the twelve weeks ending April 1, 1998. The increase in amortization related to the reorganization value is offset by the effect of the adjustment of property and equipment and other intangible assets to fair value, which resulted in an estimated decrease in amortization and depreciation of approximately $0.3 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $6.0 million (8.9%), reflecting the effect of six fewer reporting days than the prior year comparable quarter, an eight-unit decrease in Company-owned restaurants and management's continued focus on product cost controls.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the first quarter of 1998 decreased $0.2 million from the prior year comparable quarter as a result of the factors noted above.


Carrows
-------

                                                                                  Quarter Ended                             %

                                                                          April 1, 1998      April 2, 1997       Increase/(Decrease)
                                                                          -------------      -------------       -------------------

($ in millions, except average unit and comparable store data)
U.S. systemwide sales                                                     $          50.2     $         55.6                  (9.7)
                                                                          ===============     ==============

Net company sales                                                         $          46.0     $         55.6                 (17.3)
Franchise and licensing revenue                                                       0.3                ---                    NM
                                                                          ---------------     --------------
   Total revenue                                                                     46.3               55.6                 (16.7)
                                                                          ---------------     --------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
  allocable to identifiable assets                                                    4.1                ---                    NM
   Other                                                                             44.8               52.8                 (15.2)
                                                                          ---------------     --------------
   Total operating expenses                                                          48.9               52.8                  (7.4)
                                                                          ---------------     --------------
Operating (loss) income                                                   $         (2.6)     $          2.8                    NM
                                                                          ==============      ==============

Average unit sales
Company-owned                                                                 $   327,900        $   349,300                  (6.1)
Franchise                                                                     $   284,200                 NM

Comparable store data (Company-owned)
   Comparable store sales increase (decrease)                                        (1.4%)             (0.8%)
   Average guest check                                                              $6.79              $6.37                   6.6



NM = Not Meaningful

Carrows' NET COMPANY SALES for the quarter ended April 1, 1998 decreased $9.6 million (17.3%) as compared to the prior year comparable quarter. This decrease reflects a $3.8 million impact due to six fewer reporting days in the first quarter of 1998 compared to the prior year quarter. The additional decrease of $5.8 million reflects a 19-unit decrease in the number of Company-owned restaurants, 12 of which were converted to franchise units, and a decrease in comparable store sales. The decrease in comparable sales reflects a decrease in customer traffic, partially offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in July 1997 and February 1998 in response to minimum wage increases. FRANCHISE AND LICENSING REVENUE was $0.3 million for the first quarter of 1998, reflecting the addition of 15 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES for the first quarter of 1998 decreased by $3.9 million compared to the prior year quarter. The comparability of 1998 and 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $4.1 million for the twelve weeks ended April 1, 1998. The increase in amortization related to the reorganization value is offset by the effect of the adjustment of property and equipment and other intangible assets to fair value, which resulted in an estimated decrease in amortization and depreciation of approximately $0.3 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $7.7 million (14.6%), reflecting the effect of six fewer reporting days than in the prior year comparable quarter, a 19-unit decrease in Company-owned restaurants and management's continued focus on product cost controls.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the first quarter of 1998 decreased $1.6 million from the prior year comparable quarter as a result of the factors noted above.



El Pollo Loco
-------------

                                                                               Quarter Ended                             %

                                                                    April 1, 1998         April 2, 1997       Increase/(Decrease)
                                                                    -------------         -------------       -------------------

($ in millions, except average unit and comparable store data)
U.S. systemwide sales                                                $            56.7      $           56.2            0.9
                                                                     =================      ================

Net company sales                                                    $            27.7      $           28.6           (3.1)
Franchise and licensing revenue                                                    3.6                   3.4            5.9
                                                                     -----------------      ----------------
   Total revenue                                                                  31.3                  32.0           (2.2)
                                                                     -----------------      ----------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                               2.8                   ---             NM
   Other                                                                          28.0                  29.1           (3.8)
                                                                     -----------------      ----------------
   Total operating expenses                                                       30.8                  29.1            5.8
                                                                     -----------------      ----------------
Operating income                                                    $              0.5      $            2.9          (82.8)
                                                                    ==================      ================

Average unit sales
   Company-owned                                                        $      281,200         $     300,000           (6.3)
   Franchise                                                            $      202,700         $     220,900           (8.2)

Comparable store data (Company-owned)
   Comparable store sales increase (decrease)                                     (1.6%)                (3.6%)
   Average guest check                                                           $6.82                 $6.58             3.6


NM = Not Meaningful

El Pollo Loco's NET COMPANY SALES decreased $0.9 million (3.1%) during the 1998 quarter as compared with the prior year comparable quarter. The decrease is mainly attributable to a decline in comparable store sales which reflects lower guest counts, due in part to adverse weather conditions on the West Coast where the majority of El Pollo Loco's units are located. The lower guest count was partially offset by an increase in the average guest check which resulted from increased menu pricing implemented in response to minimum wage increases. The effect of fewer reporting days in the current quarter compared to the prior quarter was offset by the revenue attributed to the four-unit increase in the number of Company-owned restaurants. FRANCHISE AND LICENSING REVENUE increased by $0.2 million (5.9%) to $3.6 million, reflecting nine additional franchised units in the 1998 quarter compared to the 1997 quarter end.

El Pollo Loco's OPERATING EXPENSES increased by $1.7 million compared to the 1997 quarter. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $2.8 million for the twelve weeks ended April 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $0.5 million. Excluding the impact of fresh start accounting, operating expenses were approximately $1.6 million (5.5%) favorable to the 1997 quarter due to fewer reporting days in the current quarter, higher margin menu items and aggressive food cost controls. Labor, as a percent of sales, was flat compared to prior year due to labor efficiencies, offset by the impact of the minimum wage increases.

Excluding the impact of the adoption of fresh start reporting, El Pollo Loco's OPERATING INCOME for the 1998 quarter increased by $0.9 million (31.0%) compared to the prior year quarter as a result of the factors noted above.



Quincy's
--------

                                                                                  Quarter Ended                           %

                                                                        April 1, 1998       April 2, 1997      Increase/(Decrease)
                                                                       ---------------   ----------------      -------------------
($ in millions, except average unit and comparable store data)
Revenue                                                                $         49.7    $          64.2                (22.6)
                                                                       --------------    ----------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                              1.2                 ---                  NM
   Other                                                                         47.6                63.9               (25.5)
                                                                       --------------     ---------------
   Total operating expenses                                                      48.8                63.9               (23.6)
                                                                       --------------     ---------------
Operating income                                                      $           0.9    $            0.3                  NM
                                                                      ===============   =================

Average unit sales                                                        $   308,200        $    322,500                (4.4)

Comparable store data
   Comparable store sales increase (decrease)                                    (9.5%)              (6.8%)
   Average guest check                                                          $6.11               $6.30                (3.0)


NM = Not Meaningful

Quincy's REVENUE decreased $14.5 million (22.6%) during the 1998 quarter as compared with the 1997 quarter, reflecting the closure of 71 restaurants pursuant to the restructuring plan adopted in late 1997 and a 9.5% decline in comparable store sales. The decrease in comparable store sales resulted from both a decrease in traffic and a decrease in average guest check. The decrease in guest check average is due to lower priced promotions in the current year compared to the prior year quarter. Quincy's is attempting to stabilize average guest check with new product offerings aimed at improving overall value to the customer. Quincy's is also expanding its testing of full-service restaurants, which have shown encouraging preliminary sales trends.

Quincy's OPERATING EXPENSES in the 1998 quarter decreased $15.1 million compared to the 1997 quarter. The comparability of 1998 and 1997 operating results is slightly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, resulted in an increase in amortization expense of $1.2 million for the twelve weeks ended April 1, 1998. However, this increase is largely offset by the impact of the adjustment of property and equipment and other intangible assets to fair value as a result of the adoption of fresh start reporting combined with the impairment write-down of certain property and equipment at December 31, 1997, which resulted in an estimated decrease in amortization and depreciation of approximately $1.1 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $15.2 million due primarily to the closure of 52 restaurants in the first quarter and a total decrease of 71 restaurants from the prior year quarter. Product costs as a percentage of sales also decreased due to ongoing cost reduction initiatives begun in 1997.

Excluding the impact of the adoption of fresh start reporting, Quincy's OPERATING INCOME for the 1998 quarter increased $0.7 million as a result of the factors noted above.


Liquidity and Capital Resources

On the Effective Date the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") and other lenders named therein providing the Company (excluding FRD Acquisition Co.) with a $200 million senior secured revolving credit facility (the "Credit Facility"). In connection with the closing of the sale of FEI, the Credit Facility was amended to accommodate the FEI sale transaction and corresponding in-substance defeasance. In addition, the Credit Facility was amended to provide the Company flexibility to reinvest the residual FEI sale proceeds through additional capital expenditures and /or strategic acquisitions, as well as to modify certain other covenants and financial tests affected by the FEI sale transaction. The commitments under the Credit Facility were not reduced as a result of the FEI sale.

As of April 1, 1998 and December 31, 1997, the Company had working capital deficits, exclusive of net assets held for sale, of $136.7 million and $248.9 million, respectively. The decrease in the deficit is attributable primarily to an increase in cash and cash equivalents from the sale of FEI. As discussed in further detail in Note 5 to the consolidated financial statements included herein, on April 1, 1998 the Company sold FEI, receiving cash proceeds of $380.8 million. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to the Mortgage Financings) was used to effect an in-substance defeasance of the Mortgage Financings. Together with capital lease obligations assumed by the buyer, this resulted in a reduced debt load for the Company. The remaining proceeds from the sale after transaction expenses will increase the Company's short-term liquidity and be available for capital expenditures or acquisitions, as appropriate. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

In conjunction with the sale of FEI, described elsewhere herein, the previously disclosed arbitration proceeding between the Company and HFS under various license agreements has been terminated, and all claims relating thereto have been released.

For information concerning confirmation of the Plan under the Bankruptcy Code relating to the emergence of FCI and Flagstar from Bankruptcy Court protection, see Note 2 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 2.           CHANGES IN SECURITIES

The information required by this item is furnished by incorporation by reference to the information regarding the material features of the Plan contained in Note 2 -- Reorganization, of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.       The following are included as exhibits to this report:


EXHIBIT
  NO.    DESCRIPTION

*   2.1  Joint Plan of Reorganization of FCI and Flagstar, as amended
         November 7, 1997 and as confirmed by order of the United States Bankruptcy Court for the District of South Carolina entered November 12, 1997 (incorporated by reference to Exhibit 2.1 to FCI's Form 8-K, filed November 21, 1997 (the "1997 Form 8-K")).

* 10.1 Employment Agreement, amended and restated as of January 7, 1998, between Advantica and James B. Adamson (incorporated by reference to Exhibit 10.38 to Amendment No. 1 to the Registration Statement (No. 333-45811) of Advantica (the "Advantica Form S-1 Amendment No. 1")).

* 10.2 Credit Agreement dated January 7, 1998, among Denny's Inc., El Pollo Loco, Inc., Flagstar Enterprises, Inc., Flagstar Systems, Inc. and Quincy's Restaurants, Inc., as borrowers, Advantica, as a guarantor, the lenders named therein, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Advantica's Form 8-K filed January 15, 1998).

* 10.3 Advantica Restaurant Group Stock Option Plan, as adopted January 28, 1998 (incorporated by reference to Exhibit 10.43 to the Advantica Form S-1 Amendment No. 1).

* 10.4 Advantica Restaurant Officer Group Stock Option Plan, as adopted January 28, 1998 (incorporated by reference to Exhibit 10.44 to the Advantica Form S-1 Amendment No. 1).

* 10.5 Advantica Restaurant Director Group Stock Option Plan, as adopted January 28, 1998 (incorporated by reference to Exhibit 10.45 to the Advantica Form S-1 Amendment No. 1).

* 10.6 Second Amendment to Loan Agreement between Secured Restaurants Trust and Spardee's Realty, Inc., dated as of April 1, 1998 (incorporated by reference to Exhibit 10.47 to Amendment No. 2 to the Registration Statement (No. 333- 45811) of Advantica (the "Advantica Form S-1 Amendments No. 2")).

* 10.7 Second Amendment to Loan Agreement between Secured Restaurants Trust and Quincy's Realty, Inc. dated as of April 1, 1998 (incorporated by reference to Exhibit 10.48 to the Advantica Form S-1 Amendment No. 2).

* 10.8 Assignment and Assumption Agreement between Spardee's Realty, Inc. and Quincy's Realty, Inc. dated as of April 1, 1998 (incorporated by reference to Exhibit 10.49 to the Advantica Form S-1 Amendment No. 2).

* 10.9 First Amendment to Stock Pledge Agreement among Quincy's Restaurants, Inc. and Secured Restaurants Trust, dated as of April 1, 1998 (incorporated by reference to Exhibit 10.50 to the Advantica Form S-1 Amendment No. 2).

* 10.10  First Amendment to Collateral Assignment Agreement, dated as of
         April 1, 1998 related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.51 to the Advantica Form S-1 Amendment No. 2).

* 10.11 Letter Agreement, dated as of April 1, 1998, relating to Secured Restaurants Trust mortgage note defeasance (incorporated by reference to Exhibit 10.52 to the Advantica Form S-1 Amendment No. 2).

* 10.12 Amendment No. 1 and Waiver, dated as of March 16, 1998, relating to Credit Agreement, dated as of January 7, 1998, among certain Advantica subsidiaries, as borrowers, Advantica, as a guarantor, the lenders named therein, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.53 to the Advantica Form S-1 Amendment No. 2).

* 10.13 Stock Purchase Agreement among Advantica Restaurant Group, Inc., Spartan Holdings, Inc., Flagstar Enterprises, Inc., and CKE Restaurants, Inc., dated as of February 18, 1998 (incorporated by reference to Exhibit 99.1 to Advantica's Form 8-K filed April 16,
         1998).

   27    Financial Data Schedule

--------------------------

 * Certain of the exhibits to this Quarterly Report on Form 10-Q, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

  b. On January 15, 1998, the Company filed a report on Form 8-K reporting under Item 5 the effective date of FCI's and Flagstar's Plan and under
         Item 1 the resulting changes in control of the Company. Additionally, the Company filed a report on Form 8-K on January 28, 1998 reporting under Item 5 of such report that on January 15, 1998, a letter of intent to sell the subsidiary which operates its franchised Hardee's units was signed. The filing set forth the material terms of the agreement. No financial statements were included in the filings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                       ADVANTICA RESTAURANT GROUP, INC.




Date:    May 18, 1998                                         By:      /s/ Rhonda J. Parish
                                                                       -------------------------------------------------------------
                                                                       Rhonda J. Parish
                                                                       Executive Vice President,
                                                                       General Counsel and Secretary





Date:    May 18, 1998                                         By:      /s/ Ronald B. Hutchison
                                                                       -------------------------------------------------------------
                                                                       Ronald B. Hutchison
                                                                       Executive Vice President and
                                                                       Chief Financial Officer


