Form 10-K/A
period 1997-12-31
ADVANTICA RESTAURANT GROUP INC
filed 1998-06-30
CIK 852772

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

           The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1997 on Form 10-K as set forth in the pages attached hereto:


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


                                             ADVANTICA RESTAURANT GROUP, INC.


                                                                (Registrant)


DATE:      June 30, 1998


                                   ------------------------------------------
                         BY:            /s/ Rhonda J. Parish
                         Executive Vice President, General Counsel and Secretary

        Part II, Item 8. Financial Statements and Supplemental Data of the Annual Report for 1997 on Form 10-K is hereby amended to include the following:


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

           Part IV, Item 14(a)(1) of the Annual Report on Form 10-K for the period ended December 31, 1997 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:


           1. Flagstar 401(k) Plan Financial Statements at December 31, 1997 and 1996 and for Each of the Three Years in the Period ended December 31, 1997, Supplemental Schedules for the Year Ended December 31, 1997 and Independent Auditors' Report.

           2.    Denny's 401(k) Plan Financial Statements at December 31,
                 1997 and 1996 and for Each of the Three Years in the Period ended December 31, 1997, Supplemental Schedules for the Year Ended December 31, 1997 and Independent Auditors' Report.



         Part IV, Item 14(a)(3) and the Exhibit Index of the Annual Report on Form 10-K for the period ended December 31, 1997 are amended to insert the following exhibit required by Form 11-K in appropriate numerical order, a copy of which is filed herewith.


             Exhibit No.          Description

               23.1 Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K.

--------------------------------------------------------------------------------
Flagstar 401(k) Plan

Financial Statements at December 31, 1997 and 1996 and for each of the Three Years in the Period Ended December 31, 1997, Supplemental Schedules for the Year Ended December 31, 1997, and Independent Auditors' Report

FLAGSTAR 401(K) PLAN


TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------------------


                                                                                                                   Page

INDEPENDENT AUDITORS' REPORT                                                                                       1

FINANCIAL STATEMENTS:
   Statements of Net Assets Available for Benefits as of December 31, 1997 and
      1996                                                                                                         2
   Statements of Changes in Net Assets Available for Benefits for the
      Years Ended December 31, 1997, 1996 and 1995                                                                 3
   Notes to Financial Statements                                                                                4-15

SUPPLEMENTAL SCHEDULES:
   IRS Form 5500, Item 27a - Schedule of Assets Held for Investment Purposes as of
     December 31, 1997                                                                                            16
   IRS Form 5500, Item 27d - Schedule of Reportable Transactions for the Year
     Ended December 31, 1997                                                                                      17


NOTE: Schedules required under the Employee Retirement Income Security Act of 1974, other than the schedules listed above, are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT


To the Administrative Committee
Flagstar 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of the Flagstar 401(k) Plan (the "Plan") as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1997 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.




Greenville, SC
June 12, 1998

FLAGSTAR 401(K) PLAN


STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------



                                                 1997                1996

ASSETS:
  Investments, at fair value              $ 38,261,922       $ 43,083,238
                                          ------------       ------------

  Receivables:
    Employer's contribution                     14,215                  -
    Participants' contributions                 62,832             32,209
                                          ------------       ------------
          Total receivables                    77,047              32,209
                                          ------------       ------------

  Cash and cash equivalents                     40,572              1,014
                                          ------------       ------------

TOTAL ASSETS                                38,379,541         43,116,461

LESS -  ACCRUED LIABILITIES                         -              20,199
                                          ------------       ------------

NET ASSETS AVAILABLE FOR BENEFITS         $ 38,379,541       $ 43,096,262
                                          ============       ============


See notes to financial statements.

FLAGSTAR 401(K) PLAN


STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------------


                                                                      1997               1996              1995

ADDITIONS:
  Investment income:
    Net appreciation (depreciation) in fair value of
      investments                                                     $ 3,238,618        $ 2,049,081      $ (1,291,039)
    Interest and dividends                                                111,908          1,195,041         6,067,826
                                                                      -----------        -----------      ------------
          Total investment income                                       3,350,526          3,244,122         4,776,787
                                                                      -----------        -----------      ------------

  Contributions:
    Employer's                                                            524,004                  -         1,292,158
    Participants'                                                       2,514,255          1,736,294         2,841,109
                                                                      -----------        -----------      ------------
          Total contributions                                           3,038,259          1,736,294         4,133,267
                                                                      -----------        -----------      ------------

TOTAL ADDITIONS                                                         6,388,785          4,980,416         8,910,054
                                                                      -----------        -----------      ------------

DEDUCTIONS:
  Benefits paid to participants                                        10,999,480         13,184,969        31,461,507
  Administrative expenses                                                 106,026            194,210           287,184
                                                                      -----------        -----------      ------------

TOTAL DEDUCTIONS                                                       11,105,506         13,379,179        31,748,691
                                                                      -----------        -----------      ------------

NET DECREASE                                                           (4,716,721)        (8,398,763)      (22,838,637)

NET ASSETS AVAILABLE FOR BENEFITS,
  BEGINNING OF YEAR                                                    43,096,262         51,495,025        74,333,662
                                                                      -----------        -----------      ------------

NET ASSETS AVAILABLE FOR BENEFITS,
  END OF YEAR                                                        $ 38,379,541       $ 43,096,262      $ 51,495,025
                                                                     ============       ============      ============


See notes to financial statements.

FLAGSTAR 401(K) PLAN


NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



1.    DESCRIPTION OF THE PLAN

      The following description of the Flagstar 401(k) Plan ("the Plan") provides only general information. Participants should refer to the plan document for a more complete description of the Plan's provisions.

      General - The Plan, formerly the Flagstar Thrift Plan and, prior to that, the Thrift Plan for Noncontract Employees of TW Services, Inc., is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974. Any nonhighly compensated salaried employee of Advantica Restaurant Group, Inc. ("Advantica") and Flagstar Systems, Inc. ("Spartan", together, the "Company" and "Plan Sponsors") who has attained age 21 and has completed twelve months of service with the Company is eligible to participate in the Plan. Prior to May 6, 1994, any salaried employee of Canteen Corporation, prior to November 30, 1994, any salaried employee of TW Recreational Services, Inc. ("TWRS"), and prior to November 22, 1995 any salaried employee of Volume Services, Inc. ("VS") could participate in the Plan in accordance with the same eligibility requirements. The Flagstar 401(k) Plan Committee and the plan administrator control and manage the operation and administration of the Plan. NationsBank served as the Trustee of the Plan prior to July 1, 1996, when American Express Trust Company replaced NationsBank as trustee.

      Effective June 17, 1994 (the "Transition Date"), IM Vending Inc., Canteen Corporation and the subsidiaries of Canteen Corporation, (collectively, the "Canteen Group") were sold to an entity outside of the Advantica controlled group. Effective May 6, 1994, employees classified as Canteen Group employees were no longer eligible to become participants in the Plan. Effective as of the Transition Date and thereafter, the Canteen Group is not a Plan Sponsor or participating employer under the Plan and active employees of the Canteen Group as of the Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, Canteen Group employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the Transition Date, receive distribution of the Pre-Tax Account when they separate from service with the Canteen Group, or postpone distribution of the account if their account balance did not exceed $3,500 as of the Transition Date. As of December 31, 1996 and 1995, Canteen Group employee participant account balances included in the net assets available for benefits of the Plan were approximately $435,000 and $9,261,000, respectively. There were no Canteen Group employee participant account balances included in net assets available for benefits as of December 31, 1997.

      Effective December 12, 1995 and December 31, 1995 ("Transition Dates"), TWRS and VS were sold to entities outside of the Advantica controlled group. Effective December 31, 1995, employees classified as VS employees were no longer eligible to become participants in the Plan. Effective as of the respective Transition Dates and thereafter, TWRS and VS are not Plan Sponsors or participating employers under the Plan and active employees of TWRS and VS as of the Transition Dates were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan.

      In accordance with the Plan provisions, TWRS and VS employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the Transition Dates or receive distribution of their Pre-Tax Accounts when they separate from service with TWRS or VS.

      Effective April 1, 1997, non-highly compensated, salaried employees of FRD Acquisition Co. ("FRD," a wholly-owned subsidiary of Advantica) who met eligibility requirements became eligible to participate in the Plan and were allowed to roll over other defined contribution plan amounts to the Plan. As of December 31, 1997, approximately $500,000 had been transferred into the Plan by FRD employees.

      Contributions - Each year, participants' pre-tax contributions were limited to 10% of eligible compensation, or $9,500 in 1997 and 1996 and $9,240 in 1995, whichever is less. After-tax contributions were limited to 10% of each employee's eligible compensation, however, no after-tax contribution could be made by an employee in any month in which the employee made a pre-tax contribution. As of July 1, 1996, participants may contribute up to 15% of eligible compensation or the amount denoted above, whichever is less. Also as of July 1, 1996, participants may not make after-tax contributions to the plan. The Company at its discretion may have contributed an amount equal to 25% of each participating employee's after-tax contributions up to 6% of such employee's compensation. The Company may also have elected to make a bonus match of 75% for the first $500 per year of employee pre-tax contributions. As of January 1, 1997 each individual sponsoring employer may make matching contributions in amounts which they determine. Such contributions may be limited by applicable regulations. These Company contributions are made to the Plan monthly and are invested to mirror the employee election. In 1997, FRD matched 25% of the first 3% of base compensation that participants contributed to the plan. In 1997, all other participants received a match of 40% of the first 6% of base compensation that participants contributed to the plan. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans.

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

      Vesting - Participants who are employees of FRD are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 100 percent vested after five years of credited service. All other participants are immediately vested in their contributions and employer contributions, plus actual earnings thereon.

      Investment Options - Prior to July 1, 1996, contributions to the Plan could be invested in 25% increments in any combination of five funds chosen by the participants: Interest Fund, Government Bond Fund, Dreyfus Equity Fund, Vanguard Explorer Fund, and Flagstar Companies Employee Stock Fund. Contributions were temporarily invested in short-term money market deposits and/or commercial paper until employee elections were executed. The Interest Fund consisted of insurance contracts that provided fixed interest rates on the fund investments. The Dreyfus Equity Fund and Vanguard Explorer Fund consisted of mutual funds that provided dividends and gains/losses as the market fluctuated. The Flagstar Companies Employee Stock Fund was invested in Flagstar Companies, Inc. common stock which also generated gains/losses as the market fluctuated, but in no event could more than 25% of the participating employees' contributions for any pay period be invested in the Company's common stock. Participants could change or transfer their investment options quarterly. A participating employee, however, could not transfer amounts to the Company stock fund to exceed 25% of his or her total investment in the Plan.

      As of July 1, 1996, participants may direct employee contributions in one percent increments in any of eight investment options. Descriptions of the investment options are provided by the funds' managers.

      o The Flagstar Stable Value Fund is a pooled fund which invests primarily in bank, insurance, and stable value investment contracts. The guaranteed investment contracts held by the Plan at the time of the change in trustee were transferred to this fund.

      o The Aggressive Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds.

      o The Moderate Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds.

      o The Conservative Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds.

      o The Small Company Equity Fund is a pooled fund which invests in mutual funds.

      o The Flagstar Stock Fund is a pooled fund which invested in American Express money market funds and Flagstar Companies, Inc. common stock. The Flagstar stock held by the Plan at the time of the change in trustee was transferred to this fund. As of April 1997, the Plan liquidated all Flagstar Stock. This fund now invests solely in money market funds.

      o The Templeton Foreign Fund is a mutual fund which invests in companies outside of the United States.

      o The American Express Trust Equity Index Fund II is a collective trust fund which invests primarily in common stock.

      Participants may change their investment options daily.

      Participant Loans - Participants may borrow up to the lesser of 50% of the vested portion of their account balance, or the amount of $50,000 less the highest outstanding loan balance during the prior 12 month period. The minimum loan amount is $1,000, and each employee can have only one loan outstanding at any time. The Plan documents indicate that a reasonable borrowing rate will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participant's salary. If an employee who has a loan outstanding terminates employment, no benefits will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 1997 have a range of interest rates from 5.75% to 9%.

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

      Investment Valuation and Income Recognition - The Plan's investments are stated at fair value. Shares of mutual funds are valued at the quoted market prices, which represent the net asset value of shares held by the Plan at year end. Investments in the collective trust funds and the pooled funds are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by dividing the fund's net assets at fair value by its units outstanding at each valuation date. The guaranteed investment contracts and synthetic investment contracts held by the Plan are fully benefit-responsive and are valued at contract value. Contract value represents the aggregate amount of accumulated contributions and investment income, less amounts used to make benefit payments and administrative expenses. Investments in money market funds are valued at cost plus accrued interest, which approximates fair value. Participant notes receivable are valued at cost plus accrued interest, which approximates fair value.

      Purchases and sales of securities are recorded on a trade date basis. Dividends are recorded on the ex-dividend date.

      Administrative Expenses - Administrative expenses of the Plan are paid by the Plan and allocated to participant accounts.

      Payment of Benefits - Benefits are recorded when paid.

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

      Reclassifications - Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

3.    PLAN UNIT VALUATION

      Effective July 1, 1996, the Plan, together with the Denny's, Inc. 401(k) Plan, became a participant in a pooled investment trust agreement with American Express Trust Company. The assets of the following investment options are held in the pooled investment trust: Flagstar Stable Value Fund, Aggressive Blend Fund, Moderate Blend Fund, Conservative Blend Fund, Small Company Equity Fund, and the Flagstar Stock Fund. Individual participant accounts are maintained on a unit value basis. In accordance with the provisions of the Plan, the trustee maintains separate units of participation in the Plan and related net asset value per unit for each investment fund covered by the Plan. The number of units and related net asset value per unit as of December 31, 1997 for each investment fund are as follows:



                                   Flagstar     Aggressive    Moderate    Conservative    Small      Flagstar
                                 Stable Value     Blend        Blend         Blend       Company      Stock
                                     Fund          Fund         Fund         Fund      Equity Fund     Fund
American Express Trust Money
   Market Fund I                   $ 3,560,301  $         -   $        -    $       -   $         -  $ 292,604
American Express Trust
   Income Fund I                     7,500,297            -            -            -             -          -
American Express Emerging
   Growth Fund II                            -      732,282    1,617,539       49,724     5,310,256          -
American Express Trust Equity
   Index Fund II                             -      579,084    3,197,873      393,230             -          -
IDS New Dimensions Fund                      -      624,926    1,150,042            -             -          -
Lazard Small Capital Fund                    -      723,445    1,598,063       49,129     5,247,717          -
Neuberger & Berman Focus Trust Fund          -      595,456    1,096,005            -             -          -
Templeton Foreign Fund                       -    1,429,279    4,209,703      291,200             -          -
Flagstar Stable Value Fund                   -    1,138,142    8,379,536    1,159,317             -          -
Guaranteed investment contracts     50,951,851           -             -            -             -          -
                                  ------------  -----------  -----------    ---------   -----------   --------

Total Market Value                $ 62,012,449  $ 5,822,614  $21,248,761    $1,942,600  $ 10,557,973  $292,604
                                  ============  ===========  ===========    ==========  ============  ========

Units Outstanding, December 31, 1997 1,743,188      154,472      774,603       47,380       300,615     70,210

Net Asset Value Per Unit at:
  December 31, 1997                     $ 10.8       $ 12.5       $ 12.0       $ 11.7        $ 12.8      $ 1.2
  September 30, 1997                      10.7         12.7         12.2         11.7          12.8        1.2
  June 30, 1997                           10.5         11.9         11.6         11.3          11.7        1.1
  March 31, 1997                          10.4         10.8         10.7         10.7          10.0        1.9

      The number of units and related net asset value per unit as of December 31, 1996 for each investment fund are as follows:


                               Flagstar     Aggressive     Moderate     Conservative    Small       Flagstar
                             Stable Value      Blend         Blend         Blend       Company       Stock
                                 Fund          Fund          Fund          Fund      Equity Fund      Fund

American Express Trust Money
   Market Fund I               $ 2,731,564      $      -    $        -     $      -    $        -   $   62,988
American Express Trust
   Income Fund I                11,539,479             -             -           -              -            -
American Express Emerging
   Growth Fund II                        -       357,115     1,468,237       16,798     4,863,402            -
American Express Trust Equity                                                                                -
   Index Fund II                         -       277,226     2,849,476      136,652             -            -
IDS New Dimensions Fund                  -       279,139       956,376            -             -            -
Lazard Small Capital Fund                -       357,340     1,469,171       17,656     4,866,335            -
Neuberger & Berman Focus
  Trust Fund                             -       281,873       965,745            -             -            -
Templeton Foreign Fund                   -       715,087     3,920,033      105,996             -            -
Flagstar Stable Value Fund               -       566,785     7,767,590      421,246             -            -
Guaranteed investment contracts 71,131,343             -             -            -             -            -
Flagstar stock                           -             -             -            -             -    1,026,547
                              ------------   -----------  ------------    ---------   -----------  -----------
Total Market Value            $ 85,402,386   $ 2,834,565  $ 19,396,628    $ 698,348   $ 9,729,737  $ 1,089,535
                              ============   ===========  ============    =========   ===========  ===========

Units Outstanding, December 31,
  1996                           2,597,953        76,005       862,785       41,653       375,432      104,741

Net Asset Value Per Unit at:
  December 31, 1997                 $ 10.2        $ 10.8        $ 10.6       $ 10.5        $ 10.7        $ 3.1
  September 30, 1997                  10.1          10.3          10.2         10.1          10.4          6.4
  July 1, 1996 (Initial Investment)   10.0          10.0          10.0         10.0          10.0         10.0



4.    RELATED PARTY TRANSACTIONS

      Certain Plan investments are shares of collective trust funds managed by American Express Trust Company ("American Express") or NationsBank. American Express and NationsBank have each served as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express for the year ended December 31, 1997 amounted to approximately $65,000. Fees paid to American Express and NationsBank by the Plan amounted to approximately $16,000 and $105,000, respectively, for the year ended December 31, 1996. Fees paid to NationsBank amounted to approximately $190,000 for the year ended December 31, 1995.


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


7.    INVESTMENTS

      The following tables represent Plan investments as of December 31, 1997 and 1996 at fair value which equals or estimates carrying value:



Description                                                                        1997                1996

Pooled funds, at estimated fair value:
  Flagstar Stable Value Fund                                                   $ 18,840,377*      $ 26,532,891*
  Aggressive Blend Fund                                                           1,927,971*           821,610
  Moderate Blend Fund                                                             9,316,926*         9,156,739*
  Conservative Blend Fund                                                           555,006            438,277
  Small Company Equity Fund                                                       3,861,105*         4,022,755*
  Flagstar Stock Fund                                                                82,707            326,268
                                                                                  ---------          ---------

          Total                                                                  34,584,092         41,298,540

Mutual funds, at quoted market price - Templeton
  Foreign Fund                                                                      322,735            201,207
                                                                                  ---------          ---------

Collective trust funds, at estimated fair value - American
  Express Trust Equity Index Fund II                                              2,097,199*           447,117
                                                                                  ---------          ---------

Loans to participants, at estimated fair value                                    1,257,896          1,136,374
                                                                                  ---------          ---------

TOTAL INVESTMENTS                                                              $ 38,261,922       $ 43,083,238
                                                                               ============       ============


* Represents plan investments which exceeded 5% of net assets available for benefits as of December 31.

8.    FUND INFORMATION

      Net appreciation (depreciation) in fair value of investments, interest and dividends, employer's and participants' contributions and benefits paid to participants by fund are as follow for the years ended December 31, 1997, 1996, and 1995. Effective with the change in trustee during 1996 to American Express, the Plan's investments are valued on a daily basis;
      net appreciation (depreciation) in fair value of investments includes interest and dividends.



                                                                  1997              1996               1995

Net appreciation (depreciation) in fair value of investments:
  Flagstar Stable Value Fund                                   $ 1,212,244         $ 584,877               $ -
  Aggressive Blend Fund                                            168,564            45,092                 -
  Moderate Blend Fund                                            1,131,329           545,376                 -
  Conservative Blend Fund                                           56,525             6,946                 -
  Small Company Equity Fund                                        603,595           290,492                 -
  Flagstar Stock Fund                                             (214,848)         (699,835)                -
  Templeton Foreign Fund                                           (15,942)            7,706                 -
  American Express Trust Equity                                                                              -
    Index Fund II                                                  297,151            34,295                 -
  Dreyfus Equity Fund                                                    -           782,617          (818,977)
  Vanguard Explorer Fund                                                 -           507,999            673,893
  Flagstar Companies, Inc. common stock                                  -            26,555         (1,370,589)
  Government Bond Fund                                                   -           (81,062)           224,634
  Interest Fund                                                          -            (1,977)                -
                                                               -----------       -----------       ------------
Total                                                          $ 3,238,618       $ 2,049,081       $ (1,291,039)
                                                               ===========       ===========       ============



                                                                   1997              1996               1995

Interest and dividends:
  Flagstar Stable Value Fund                                           $ -           $ 8,646                $ -
  Moderate Blend Fund                                                    -             8,469                  -
  Small Company Equity Fund                                              -             1,983                  -
  Flagstar Stock Fund                                                    -              (490)                 -
  Templeton Foreign Fund                                            32,846             2,670                  -
  Interest Fund                                                          -           406,792          2,412,931
  Government Bond Fund                                                   -             6,654            255,806
  Dreyfus Equity Fund                                                    -           441,371          2,966,651
  Vanguard Explorer Fund                                                 -           277,079            338,818
  Flagstar Companies, Inc. common stock                                  -               835              3,883
  Loans to participants                                             79,062            41,032             89,737
                                                               -----------       -----------       ------------
Total                                                            $ 111,908       $ 1,195,041        $ 6,067,826
                                                               ===========       ===========       ============



                                                                  1997                 1996               1995
Employer's contribution:
  Flagstar Stable Value Fund                                    $ 244,204                $ -                $ -
  Aggressive Blend Fund                                            47,842                  -                  -
  Moderate Blend Fund                                             117,421                  -                  -
  Conservative Blend Fund                                          12,770                  -                  -
  Small Company Equity Fund                                        57,001                  -                  -
  Flagstar Stock Fund                                               8,672                  -                  -
  Templeton Foreign Fund                                            7,013                  -                  -
  American Express Trust Equity Index Fund II                      29,081                  -                  -
  Interest Fund                                                         -                  -            585,499
  Government Bond Fund                                                  -                  -            137,369
  Dreyfus Equity Fund                                                   -                  -            267,386
  Vanguard Explorer Fund                                                -                  -            138,742
  Flagstar Companies, Inc. common stock                                 -                  -            163,162
                                                               -----------       -----------       ------------
Total                                                           $ 524,004               $ -         $ 1,292,158
                                                                =========        ===========       ============


                                                                   1997               1996               1995

Participants' contributions:
  Flagstar Stable Value Fund                                    $ 806,627          $ 370,317             $   -
  Aggressive Blend Fund                                           450,044             25,784                 -
  Moderate Blend Fund                                             642,098            176,764                 -
  Conservative Blend Fund                                          97,373              6,407                 -
  Small Company Equity Fund                                       241,871            105,544                 -
  Flagstar Stock Fund                                              32,052             87,137                 -
  Templeton Foreign Fund                                           44,046              3,570                 -
  American Express Trust Equity                                                                              -
    Index Fund II                                                 200,144              9,954                  -
  Interest Fund                                                         -            410,625          1,272,599
  Government Bond Fund                                                  -             89,898            286,327
  Dreyfus Equity Fund                                                   -            207,210            601,241
  Vanguard Explorer Fund                                                -            125,402            326,742
  Flagstar Companies, Inc. common stock                                 -            117,682            354,200
                                                               -----------       -----------       ------------
Total                                                         $ 2,514,255        $ 1,736,294        $ 2,841,109
                                                              ============       ===========       ============



                                                                1997                1996               1995

Benefits paid to participants:
  Flagstar Stable Value Fund                                 $ 7,232,522        $ 1,951,307                 $ -
  Aggressive Blend Fund                                          215,457                785                   -
  Moderate Blend Fund                                          2,062,148            763,691                   -
  Conservative Blend Fund                                         10,097              8,210                   -
  Small Company Equity Fund                                      961,973            409,551                   -
  Flagstar Stock Fund                                             41,160             44,064                   -
  Templeton Foreign Fund                                          28,262                  -                   -
  American Express Trust Equity
    Index Fund II                                                243,251                  -                   -
  Participant loans                                              204,610                  -                   -
  Interest Fund                                                        -          5,629,568          19,533,346
  Government Bond Fund                                                 -            747,232           2,647,382
  Dreyfus Equity Fund                                                  -          2,021,838           5,399,386
  Vanguard Explorer Fund                                               -          1,155,839           2,964,831
  Flagstar Companies, Inc. common stock                                -            452,884             916,562
                                                             -----------        -----------        ------------
Total                                                       $ 10,999,480       $ 13,184,969        $ 31,461,507
                                                            ============       ============        ============




9.    SUBSEQUENT EVENTS

      FCI Financial Restructuring - On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI"), parent company of the Plan Sponsors, and its wholly-owned subsidiary, Flagstar Corporation ("Flagstar"), emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization (the "Reorganization Plan") dated as of November 7, 1997. FCI's operating subsidiaries did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings. In addition, the Plan was not involved in and was unaffected by the bankruptcy proceedings.

      Material features of the Reorganization Plan as it became effective as of January 7, 1998, are as follows:

     (a) On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc.

     (b) The following securities of FCI and Flagstar were canceled, extinguished and retired as of the Effective Date: (i) Flagstar's 10 7/8% Senior Notes due 2002 and 10 3/4% Senior Notes due 2001 (collectively, the "Old Senior Notes"), (ii) Flagstar's 11.25% Senior Subordinated Debentures due 2004 and 11 3/8% Senior Subordinated Debentures due 2003 (collectively, the "Senior Subordinated Debentures"), (iii) Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "10% Convertible Debentures"), (iv) FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock and
          (v) FCI's $.50 par value common stock;

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

     (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4% Senior Notes due 2008 in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

     (e) Each holder of the Senior Subordinated Debentures received each holder's pro rata portion of shares of Common Stock equivalent to 95.5% of the common stock issued on the Effective Date;

     (f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (i) shares of common stock equivalent to 4.5% of the common stock issued on the Effective Date and (ii) 100% of the Warrants issued on the Effective Date; and

     (g) Advantica refinanced its prior credit facilities by entering into a new credit agreement providing Advantica and certain of its subsidiaries (including the Plan Sponsors) with a $200 million senior secured revolving credit facility.

      Disposition of Flagstar Enterprises, Inc. - On April 1, 1998, the Company completed the sale of the stock of Flagstar Enterprises, Inc. ("FEI"), a wholly-owned subsidiary of Spartan which operated the Company's Hardee's restaurants, for $427 million, which includes the assumption by the purchaser of $46 million of capital leases. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to certain Mortgage Financings as defined below) was applied to in-substance defease the 10.25% Guaranteed Secured Bonds due 2000 (the "Mortgage Financings") of Spardee's Realty, Inc., a wholly-owned subsidiary of FEI, and Quincy's Realty, Inc., a wholly-owned subsidiary of Quincy's Restaurants, Inc., with a book value of $198.9 million plus accrued interest of $6.9 million at April 1, 1998. Such Mortgage Financings were collateralized by certain assets of Spardee's Realty, Inc. and Quincy's Realty, Inc. The Company replaced such collateral through the purchase of a portfolio of United States Government and AAA rated investment securities which were deposited with the collateral agent with respect to such Mortgage Financings to satisfy principal and interest payments under such Mortgage Financings through the stated maturity date in the year 2000.

      Effective April 1, 1998, the date of the sale, FEI employees were no longer eligible to participate in the Plan. Additionally, FEI is no longer a participating employer; therefore, FEI's active employees as of the sale date are not permitted to make pre-tax deferral contributions under the Plan and are not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, FEI employees will be given the right to elect a lump sum distribution of the pre-tax account when they separate from service with FEI, or postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of April 1, 1998, FEI employee participant account balances included in the net assets available for the Plan totaled approximately $6.6 million.

      Disposition of Quincy's Restaurants - On June 10, 1998, the Company completed the sale of the stock of Quincy's Restaurants, Inc. ("Quincy's"), a wholly-owned subsidiary of Spartan which operates its Quincy's Family Steakhouse division, to Buckley Acquisition Corporation ("BAC") for $85.7 million, which includes the assumption by BAC of $4.2 million in capital leases.

      Effective June 10, 1998, the date of the sale, Quincy's employees are no longer eligible to participate in the Plan. Additionally, Quincy's is no longer a participating employer; therefore, Quincy's active employees as of the sale date are not permitted to make pre-tax deferral contributions under the Plan and are not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, Quincy's employees will be given the right to elect a lump sum distribution of the pre-tax account when they separate from service with Quincy's, or postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of June 10, 1998, Quincy's employee participant account balances included in the net assets available for the Plan totaled approximately $1.5 million.



                                   **********

FLAGSTAR 401(K) PLAN


IRS FORM 5500, ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AS OF DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------


                                                                Shares, Units                             Current
    Description                                                  or Par Value           Cost               Value
    Pooled funds:
 *    Flagstar Stable Value Fund                                       1,743,188       $ 17,479,208        $ 18,840,377
 *    Aggressive Blend Fund                                              154,472          1,775,552           1,927,971
 *    Moderate Blend Fund                                                774,603          7,907,959           9,316,926
 *    Conservative Blend Fund                                             47,380            518,759             555,006
 *    Small Company Equity Blend Fund                                    300,615          3,094,533           3,861,105
 *    Flagstar Stock Fund                                                 70,210            600,620              82,707
                                                                                         ----------         -----------
              Total                                                                      31,376,631          34,584,092

    Collective trust funds:
 *    American Express Trust Equity Index Fund II                         81,029          1,820,143           2,097,199
                                                                                         ----------         -----------

    Mutual funds:
      Templeton Foreign Fund                                              32,436            336,992             322,735
                                                                                         ----------         -----------

 *  Loans to participants                                              1,257,896          1,257,896           1,257,896
                                                                                         ----------         -----------

    TOTAL INVESTMENTS                                                                  $ 34,791,662        $ 38,261,922
                                                                                       ============        ============

* Denotes party-in-interest

FLAGSTAR 401(K) PLAN

IRS FORM 5500
ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------


5% Report By Asset-Aggregate
1/1/97 through 12/31/97


                                                                                                     Current Value
     Identity of                                          Purchase       Selling        Cost of         of Asset on
    Party Involved            Description of Asset          Price         Price          Asset        Transaction Date      Net Gain

American Express       Stable Value Fund
                         193 Sales                                     $ 10,178,897    $ 9,776,800       $ 10,178,897      $ 402,097
                         48 Purchases                    $ 1,273,474                     1,273,474          1,273,474

American Express       Small Company Equity Blend Fund
                         119 Sales                                        1,460,903      1,361,055          1,460,903         99,848
                         91 Purchases                        695,570                       695,570            695,570

American Express       Moderate Blend Fund
                         134 Sales                                        2,489,199      2,245,007          2,489,199        244,192
                         91 Purchases                      1,517,863                     1,517,863          1,517,863

American Express       Aggresive Blend Fund
                         49 Sales                                           751,827        691,015            751,827         60,812
                         133 Purchases                     1,689,621                     1,689,621          1,689,621


--------------------------------------------------------------------------------
Denny's 401(k) Plan
    Financial Statements at December 31, 1997 and 1996 and for each of the Three Years in the Period Ended December 31, 1997, Supplemental Schedules for the Year Ended December 31, 1997 and Independent Auditors' Report

DENNY'S 401(K) PLAN



TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                 Page

INDEPENDENT AUDITORS' REPORT                                                                       1

FINANCIAL STATEMENTS:
   Statements of Net Assets Available for Benefits as of December 31, 1997 and 1996                2
   Statements of Changes in Net Assets Available for Benefits for the Years Ended
     December 31, 1997, 1996 and 1995                                                              3
   Notes to Financial Statements                                                                 4-14

SUPPLEMENTAL SCHEDULES:
   IRS Form 5500, Item 27a - Schedule of Assets Held for Investment Purposes as of
     December 31, 1997                                                                            15
   IRS Form 5500, Item 27d - Schedule of Reportable Transactions for the Year Ended
     December 31, 1997                                                                            16



NOTE: Schedules required under the Employee Retirement Income Security Act of 1974, other than the schedules listed above, are omitted because of the absence of conditions under which such schedules are required.


INDEPENDENT AUDITORS' REPORT


To the Administrative Committee
Denny's 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of the Denny's 401(k) Plan (the "Plan") as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1997 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.




Greenville, SC
June 12, 1998

DENNY'S 401(K) PLAN


STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                           1997               1996

ASSETS:
  Investments, at fair value           $ 71,066,446       $ 70,022,567
                                       ------------       ------------

  Receivables:
    Employer's contribution                  70,575                  -
    Participants' contributions             169,635            156,789
                                       ------------       ------------

          Total receivables                 240,210            156,789
                                       ------------       ------------

  Cash and cash equivalents                  21,443                 -
                                       ------------       -----------

TOTAL ASSETS                             71,328,099         70,179,356

LESS -  ACCRUED LIABILITIES                      -             145,446
                                       ------------       ------------

NET ASSETS AVAILABLE FOR BENEFITS      $ 71,328,099       $ 70,033,910
                                       ============       ============


See notes to financial statements.

DENNY'S 401(K) PLAN


STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                1997              1996              1995

ADDITIONS:
  Investment income:
    Net appreciation (depreciation) in fair value of
      investments                                            $ 5,426,873       $ 2,038,290     $ (2,145,771)
    Interest and dividends                                        77,456         2,099,417        7,314,494
                                                             -----------       -----------     ------------
          Total investment income                              5,504,329         4,137,707        5,168,723
                                                             -----------       -----------     ------------

  Contributions:
    Employer's                                                 1,832,437                 -        2,588,995
    Participants'                                              5,168,529         5,840,702        7,073,490
                                                             -----------       -----------     ------------
          Total contributions                                  7,000,966         5,840,702        9,662,485
                                                             -----------       -----------     ------------

TOTAL ADDITIONS                                               12,505,295         9,978,409       14,831,208
                                                             -----------       -----------     ------------

DEDUCTIONS:
  Benefits paid to participants                               10,984,351        24,037,303       17,837,071
  Administrative expenses                                        226,755           302,833          425,402
                                                             -----------       -----------     ------------

TOTAL DEDUCTIONS                                              11,211,106        24,340,136       18,262,473
                                                             -----------       -----------     ------------

NET INCREASE (DECREASE)                                        1,294,189       (14,361,727)      (3,431,265)

NET ASSETS AVAILABLE FOR BENEFITS,
  BEGINNING OF YEAR                                           70,033,910        84,395,637       87,826,902
                                                             -----------       -----------     ------------

NET ASSETS AVAILABLE FOR BENEFITS,
  END OF YEAR                                               $ 71,328,099      $ 70,033,910     $ 84,395,637
                                                            ============      ============     ============


See notes to financial statements.

DENNY'S 401(K) PLAN


NOTES TO FINANCIAL STATEMENTS,
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



1.    DESCRIPTION OF PLAN

      The following description of the Denny's 401(k) Plan (the "Plan") provides only general information. Participants should refer to the plan document for a more complete description of the Plan's provisions.

      General - The Plan, formerly the Denny's, Inc. Profit Sharing Retirement Plan, is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974. Any United States employee of Denny's, Inc. and El Pollo Loco (together , "the Company" and "Plan Sponsors") and their domestic subsidiaries who has attained age 21 and who has completed twelve months of service with the Company is eligible to participate in the Plan. The Denny's 401(k) Plan Committee and the plan administrator control and manage the operation and administration of the Plan. NationsBank served as the trustee of the Plan prior to July 1, 1996, when American Express Trust replaced NationsBank as trustee.

      Effective September 26, 1996, (the "PTF Transition Date"), Portion-Trol Foods, Inc. ("PTF") was sold to an entity outside of Denny's, Inc. Effective September 26, 1996, employees classified as PTF employees were no longer eligible to become participants in the Plan. Effective as of the PTF Transition Date and thereafter, PTF is not a Plan Sponsor or participating employer under the Plan and active employees of PTF as of the PTF Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, PTF employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the PTF Transition Date, receive distribution of the Pre-Tax Account when they separate from service with PTF, or postpone distribution of the account. Distributions related to PTF employees for the plan year ended December 31, 1996 totaled approximately $2,272,000.

      Effective July 26, 1996, (the "MBP Transition Date"), Mother Butler Pies ("MBP") was sold to an entity outside of Denny's, Inc. Effective July 26, 1996, employees classified as MBP employees were no longer eligible to become participants in the Plan. Effective as of the MBP Transition Date and thereafter, MBP is not a Plan Sponsor or participating employer under the Plan and active employees of MBP as of the MBP Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, MBP employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the MBP Transition Date, receive distribution of the Pre-Tax Account when they separate from service with MBP, or postpone distribution of the account. Distributions related to MBP employees for the plan year ended December 31, 1996 totaled approximately $249,000.

      Effective September 1, 1995 (the "PFC Transition Date"), Proficient Food Company and its subsidiary, DFC Trucking Company, (collectively, the "PFC Group") were sold to an entity outside of Denny's, Inc. Effective September 1, 1995, employees classified as PFC Group employees were no longer eligible to become participants in the Plan. Effective as of the PFC Transition Date and thereafter, the PFC Group is not a Plan Sponsor or participating employer under the Plan and active employees of the PFC Group as of the PFC Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, PFC Group employees were given the right to elect to receive a lump sum distribution of their entire Pre-Tax Account as of the PFC Transition Date, receive distribution of the Pre-Tax Account when they separate from service with the PFC Group, or postpone distribution of the account. Distributions related to PFC employees for the plan year ended December 31, 1995 totaled approximately $5,925,000.

      Contributions - Each year, participants' pre-tax contributions are limited to 15% of eligible compensation, or $9,500 in 1997 and 1996 and $9,240 in 1995, whichever is less. The Company, at its discretion, may match employee contributions up to the first 3% of each employee's salary at the rate of $1.00 for each employee dollar contributed (net of forfeitures). These Company contributions are made to the Plan monthly and are invested to mirror the employees' elections. In 1997 the Company elected to make contributions to the Plan in accordance with the matching formula. Participants may also contribute amounts representing distributions from other qualified defined-benefit or contribution plans.

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

      Vesting - Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. A participant is 100% vested after five years of credited service.

      Investment Options - Prior to July 1, 1996, contributions to the Plan could be invested in any combination of four funds chosen by the participants: Interest Fund, Dreyfus Equity Fund, Vanguard Explorer Fund, and Flagstar Companies Employee Stock Fund. Contributions were temporarily invested in short-term money market deposits and/or commercial paper until employee elections were executed. The Interest Fund consisted of insurance contracts that provided fixed interest rates on the fund investments. The Dreyfus Equity Fund and Vanguard Explorer Fund consisted of mutual funds that provided dividends and gains/losses as the market fluctuated. The Flagstar Companies Employee Stock Fund was invested in Flagstar Companies, Inc. common stock which also generated gains/losses as the market fluctuated, but in no event could more than 25% of the participating employees' contributions for any pay period be invested in the Company's common stock. Participants could change or transfer their investment options quarterly. A participating employee, however, could not transfer amounts to the Flagstar Companies Stock Fund to exceed 25% of his or her total investment in the Plan.

      As of July 1, 1996, participants may direct their contributions in one percent increments to any of eight investment options. Descriptions of the investment options are provided by the funds' managers.

      o The Flagstar Stable Value Fund is a pooled fund which invests primarily in bank, insurance and stable value investment contracts. The guaranteed investment contracts held by the Plan at the time of the change in trustee were transferred to this fund.

      o The Aggressive Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds.

      o The Moderate Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds.

      o The Conservative Blend Fund is a pooled fund which invests in the Flagstar Stable Value Fund, American Express collective trust funds, and mutual funds.

      o The Small Company Equity Fund is a pooled fund which invests in mutual funds.

      o The Flagstar Stock Fund is a pooled fund which invested in American Express money market funds and Flagstar Company common stock. The Flagstar stock held by the Plan at the time of the change in trustee was transferred to this fund. As of April 1997, the Company liquidated all Flagstar stock. This fund now invests solely in money market funds.

      o The Templeton Foreign Fund is a mutual fund which invests in companies outside of the United States.

      o The American Express Trust Equity Index Fund II is a collective trust fund which invests primarily in common stock.

      Participants may change their investment options daily.

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

      Forfeited Accounts - Forfeitures are used to reduce Company contributions. During 1997, employer contributions were reduced by $256,755 from forfeited nonvested accounts.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Accounting - The financial statements of the Plan are prepared using the accrual basis of accounting.

      Investment Valuation and Income Recognition - The Plan's investments are stated at fair value. Shares of mutual funds are valued at the quoted market prices which represent the net asset value of shares held by the Plan at year end. Investments in the collective trust funds and the pooled funds are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by dividing the fund's net assets at fair value by its units outstanding at each valuation date. The guaranteed investment contracts and synthetic investment contracts held by the Plan are fully benefit-responsive and are valued at contract value. Contract value represents the aggregate amount of accumulated contributions and investment income, less amounts used to make benefit payments and administrative expenses. Investments in money market funds are valued at cost plus accrued interest, which approximates fair value.

      Purchases and sales of securities are recorded on a trade date basis. Dividends are recorded on the ex-dividend date.

      Administrative Expenses - Administrative expenses of the Plan are paid by the Plan and allocated to participant accounts.

      Payment of Benefits - Benefits are recorded when paid.

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

      Reclassifications - Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

3.    PLAN UNIT VALUATION

      Effective July 1, 1996, the Plan together with the Flagstar 401(k) Plan became a participant in a pooled investment trust agreement with American Express Trust Company. The assets of the following investment options are held in the pooled investment trust: Flagstar Stable Value Fund, Aggressive Blend Fund, Moderate Blend Fund, Conservative Blend Fund, Small Company Equity Fund, and the Flagstar Stock Fund. Individual participant accounts are maintained on a unit value basis. In accordance with the provisions of the Plan, the trustee maintains separate units of participation in the Plan and related net asset value per unit for each investment fund covered by the Plan. The number of units and related net asset value per unit as of December 31, 1997 for each investment fund are as follows:


                                  Flagstar     Aggressive     Moderate    Conservative    Small      Flagstar
                                Stable Value      Blend         Blend        Blend       Company       Stock
                                    Fund          Fund          Fund          Fund     Equity Fund     Fund

American Express Trust Money
   Market Fund I                   $ 3,560,301          $ -          $ -          $ -           $ -   $292,604
American Express Trust
   Income Fund I                     7,500,297            -            -            -             -          -
American Express Emerging
   Growth Fund II                            -      732,282    1,617,539       49,724     5,310,256          -
American Express Trust Equity
   Index Fund II                             -      579,084    3,197,873      393,230             -          -
IDS New Dimensions Fund                      -      624,926    1,150,042            -             -          -
Lazard Small Capital Fund                    -      723,445    1,598,063       49,129     5,247,717          -
Neuberger & Berman Focus Trust Fund          -      595,456    1,096,005            -             -          -
Templeton Foreign Fund                       -    1,429,279    4,209,703      291,200             -          -
Flagstar Stable Value Fund                   -    1,138,142    8,379,536    1,159,317             -          -
Guaranteed investment contracts     50,951,851           -             -            -             -          -
                                  ------------  -----------  -----------    ---------   -----------   --------

Total Market Value                $ 62,012,449  $ 5,822,614  $21,248,761    $1,942,600  $ 10,557,973  $292,604
                                  ============  ===========  ===========    ==========  ============  ========

Units outstanding,
  December 31, 1997                4,006,620     312,046       992,005      118,456       521,400     178,180

Net asset value per unit at:
  December 31, 1997                   $ 10.8      $ 12.5        $ 12.0       $ 11.7        $ 12.8       $ 1.2
  September 30, 1997                    10.7        12.7          12.2         11.7          12.8         1.2
  June 30, 1997                         10.5        11.9          11.6         11.3          11.7         1.1
  March 31, 1997                        10.4        10.8          10.7         10.7          10.0         1.9

      The number of units and related net asset value per unit as of December 31, 1996 for each investment fund are as follows:

                               Flagstar     Aggressive     Moderate     Conservative    Small       Flagstar
                             Stable Value      Blend         Blend         Blend       Company       Stock
                                 Fund          Fund          Fund          Fund      Equity Fund      Fund
American Express Trust Money
   Market Fund I               $ 2,731,564  $    -       $     -         $   -       $    -      $   62,988
American Express Trust
   Income Fund I                11,539,479       -             -             -            -            -
American Express Emerging
   Growth Fund II                   -          357,115     1,468,237       16,798     4,863,402        -
American Express Trust Equity
   Index Fund II                    -          277,226     2,849,476      136,652         -            -
IDS New Dimensions Fund             -          279,139       956,376         -            -            -
Lazard Small Capital Fund           -          357,340     1,469,171       17,656     4,866,335        -
Neuberger & Berman Focus
  Trust Fund                        -          281,873       965,745         -            -            -
Templeton Foreign Fund              -          715,087     3,920,033      105,996         -            -
Flagstar Stable Value Fund          -          566,785     7,767,590      421,246         -            -
Guaranteed investment
  contracts                     71,131,343       -             -             -            -            -
Flagstar stock                      -            -             -             -            -       1,026,547
                              ------------ -----------  ------------    ---------   ----------- -----------

Total market value             $85,402,386  $2,834,565   $19,396,628     $698,348    $9,729,737  $1,089,535
                              ============ ===========  ============    =========   =========== ===========

Units outstanding,
  December 31, 1996              4,903,908     187,912       971,445       24,717       532,491     243,574

Net asset value per unit at:
  December 31, 1996                 $ 10.2      $ 10.8        $ 10.6       $ 10.5        $ 10.7       $ 3.1
  September 30, 1996                  10.1        10.3          10.2         10.1          10.4         6.4
  July 1, 1996 (initial
     investment)                      10.0        10.0          10.0         10.0          10.0        10.0


4.    RELATED PARTY TRANSACTIONS

      Certain plan investments are shares of collective trust funds managed by American Express Trust Company ("American Express") or NationsBank. American Express and NationsBank have each served as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express for the year ended December 31, 1997 amounted to approximately $152,000. Fees paid to American Express and NationsBank by the Plan amounted to approximately $38,000 and $128,000, respectively, for the year ended December 31, 1996. Fees paid to NationsBank amounted to approximately $111,000 for the year ended December 31, 1995.


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


7.    INVESTMENTS

      The following tables represent Plan investments as of December 31, 1997 and 1996 at fair value which equals or estimates carrying value:


Description                                                                     1997                1996

Pooled funds, at estimated fair value:
  Flagstar Stable Value Fund                                               $ 43,172,072*       $ 49,952,140*
  Aggressive Blend Fund                                                       3,894,643*          2,031,332
  Moderate Blend Fund                                                        11,931,835*         10,309,956*
  Conservative Blend Fund                                                     1,387,594             260,069
  Small Company Equity Fund                                                   6,696,868*          5,705,700*
  Flagstar Stock Fund                                                           209,897             758,734
                                                                            -----------        ------------
Total                                                                        67,292,909          69,017,931


Mutual funds, at quoted market price - Templeton Foreign Fund                   780,418             262,507

Collective trust funds, at estimated fair value - American
  Express Trust Equity Index Fund II                                          2,993,119             742,129
                                                                            -----------        ------------
TOTAL INVESTMENTS                                                          $ 71,066,446        $ 70,022,567
                                                                           ============        ============

* Represents plan investments which exceeded 5% of net assets available for benefits as of December 31.

8.    FUND INFORMATION

      Net appreciation (depreciation) in fair value of investments, interest and dividends, employer's and participants' contributions and benefits paid to participants by fund are as follow for the years ended December 31, 1997, 1996, and 1995. Effective with the change in trustee during 1996 to American Express, the Plan's investments are valued on a daily basis;
      net appreciation (depreciation) in fair value includes interest and dividends.


                                                              1997               1996                 1995

Net appreciation (depreciation) in fair value of
  investments:
  Flagstar Stable Value Fund                               $ 2,598,452        $ 1,170,405             $ -
  Aggressive Blend Fund                                        415,002            110,768               -
  Moderate Blend Fund                                        1,398,316            548,871               -
  Conservative Blend Fund                                       81,854              9,283               -
  Small Company Equity Fund                                  1,070,292            360,114               -
  Flagstar Stock Fund                                         (549,217)        (1,432,527)              -
  Templeton Foreign Fund                                       (59,963)             9,197               -
  American Express Trust Equity Index
    Fund II                                                    472,137             58,715               -
  Dreyfus Equity Fund                                            -                659,440          (1,033,152)
  Vanguard Explorer Fund                                         -                514,246          (1,808,666)
  Flagstar Companies, Inc. common stock                          -                 29,778             696,047
                                                           -----------        -----------        -------------

Total                                                      $ 5,426,873        $ 2,038,290        $ (2,145,771)
                                                           ===========        ===========        ============

                                                               1997               1996                1995

Interest and dividends:
  Flagstar Stable Value Fund                                   $ -              $ 234,326             $ -
  Moderate Blend Fund                                            -                 22,174               -
  Small Company Equity Fund                                      -                  3,800               -
  Flagstar Stock Fund                                            -                  6,736               -
  Templeton Foreign Fund                                        77,456              6,172               -
  Interest Fund                                                  -              1,077,948          3,956,720
  Dreyfus Equity Fund                                            -                424,642          2,923,676
  Vanguard Explorer Fund                                         -                322,095            429,931
  Flagstar Companies, Inc. common stock                          -                  1,524              4,167
                                                           -----------        -----------        -----------

Total                                                         $ 77,456        $ 2,099,417        $ 7,314,494
                                                              ========        ===========        ===========



                                                              1997               1996               1995

Employer's contributions (net of forfeitures):
  Flagstar Stable Value Fund                                $ 949,428            $ -                $ -
  Aggressive Blend Fund                                       130,645              -                  -
  Moderate Blend Fund                                         382,852              -                  -
  Conservative Blend Fund                                      23,454              -                  -
  Small Company Equity Fund                                   215,587              -                  -
  Flagstar Stock Fund                                          41,466              -                  -
  Templeton Foreign Fund                                       20,580              -                  -
  American Express Trust Equity Index Fund II                  68,425              -                  -
  Interest Fund                                                  -                 -              1,474,583
  Dreyfus Equity Fund                                            -                 -                498,950
  Vanguard Explorer Fund                                         -                 -                291,872
  Flagstar Companies, Inc. common stock                          -                 -                323,590
                                                          -----------        ------------       -----------

Total                                                     $ 1,832,437             $ -           $ 2,588,995
                                                          ===========        ============       ===========


                                                              1997               1996               1995

Participants' contributions:
  Flagstar Stable Value Fund                              $ 2,490,189         $ 1,313,859           $ -
  Aggressive Blend Fund                                       411,148              70,616             -
  Moderate Blend Fund                                       1,128,390             606,224             -
  Conservative Blend Fund                                      85,064               9,584             -
  Small Company Equity Fund                                   665,718             375,875             -
  Flagstar Stock Fund                                         117,611             322,911             -
  Templeton Foreign Fund                                       60,744               7,120             -
  American Express Trust Equity Index Fund II                 209,665              23,979             -
  Interest Fund                                                  -              1,641,457         3,916,630
  Dreyfus Equity Fund                                            -                655,850         1,398,303
  Vanguard Explorer Fund                                         -                419,831           849,906
  Flagstar Companies, Inc. common stock                          -                393,396           908,651
                                                          -----------         -----------       -----------

Total                                                     $ 5,168,529         $ 5,840,702       $ 7,073,490
                                                          ===========         ===========       ===========


                                                              1997                1996               1995

Benefits paid to participants:
  Flagstar Stable Value Fund                             $ 7,345,109         $ 5,749,424             $ -
  Aggressive Blend Fund                                      356,774              40,262               -
  Moderate Blend Fund                                      1,895,045             884,465               -
  Conservative Blend Fund                                     44,810              47,535               -
  Small Company Equity Fund                                1,045,036             507,830               -
  Flagstar Stock Fund                                         73,628             125,701               -
  Templeton Foreign Fund                                      18,959              23,558               -
  American Express Trust Equity
    Index Fund II                                            204,990              52,966               -
  Interest Fund                                                -              12,929,498         14,124,263
  Dreyfus Equity Fund                                          -               1,990,906          1,996,036
  Vanguard Explorer Fund                                       -               1,260,088          1,148,212
  Flagstar Companies, Inc. common stock                        -                 425,070            568,560
                                                        ------------        ------------       ------------

Total                                                   $ 10,984,351        $ 24,037,303       $ 17,837,071
                                                        ============        ============       ============


9.    SUBSEQUENT EVENTS

      FCI Financial Restructuring - On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI"), parent company of the Plan Sponsors, and its wholly-owned subsidiary, Flagstar Corporation ("Flagstar"), emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization (the "Reorganization Plan") dated as of November 7, 1997. FCI's operating subsidiaries did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings. In addition, the Plan was not involved in and was unaffected by the bankruptcy proceedings.

      Material features of the Reorganization Plan as it became effective as of January 7, 1998, are as follows:

      (a) On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. ("Advantica").

      (b) The following securities of FCI and Flagstar were canceled, extinguished and retired as of the Effective Date: (i) Flagstar's
           10 7/8% Senior Notes due 2002 and 10 3/4% Senior Notes due 2001 (collectively, the "Old Senior Notes"), (ii) Flagstar's 11.25% Senior Subordinated Debentures due 2004 and 11 3/8% Senior Subordinated Debentures due 2003 (collectively, the "Senior Subordinated Debentures"), (iii) Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "10% Convertible Debentures"), (iv)
           FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock and (v) FCI's $.50 par value common stock;

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

      (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4% Senior Notes due 2008 in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

      (e) Each holder of the Senior Subordinated Debentures received each holder's pro rata portion of shares of common stock equivalent to 95.5% of the common stock issued on the Effective Date;

      (f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (i) shares of common stock equivalent to 4.5% of the common stock issued on the Effective Date and (ii) 100% of the Warrants issued on the Effective Date; and

      (g) Advantica refinanced its prior credit facilities by entering into a new credit agreement providing Advantica and certain of its subsidiaries (including the Plan Sponsor) with a $200 million senior secured revolving credit facility.



                                   **********

DENNY'S 401(K) PLAN


IRS FORM 5500, ITEM 27a - SCHEDULE OF ASSETS HELD FOR
INVESTMENT PURPOSES AS OF DECEMBER 31, 1997
--------------------------------------------------------------------------------



                                                                Shares, Units                             Current
    Description                                                  or Par Value           Cost               Value

    Pooled funds:
 *    Flagstar Stable Value Fund                                  4,006,620       $ 40,169,592        $ 43,172,072
 *    Aggressive Blend Fund                                         312,046          3,415,363           3,894,643
 *    Moderate Blend Fund                                           992,005         10,258,874          11,931,835
 *    Conservative Blend Fund                                       118,456          1,311,910           1,387,594
 *    Small Company Equity Fund                                     521,400          5,400,371           6,696,868
 *    Flagstar Stock Fund                                           178,180          1,327,008             209,897
                                                                                   -----------         -----------
              Total                                                                 61,883,118          67,292,909
                                                                                   -----------         -----------

    Mutual funds:
      Templeton Foreign Fund                                         78,434            834,684             780,418

    Collective trust funds:
 *    American Express Trust Equity Index Fund II                   115,645          2,624,813           2,993,119
                                                                                   -----------         -----------

    TOTAL INVESTMENTS                                                             $ 65,342,615        $ 71,066,446
                                                                                  ============        ============



*  Denotes party-in-interest

DENNY'S 401(K) PLAN


IRS FORM 5500
ITEM 27(d) - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------



5% Report By Asset-Aggregate
1/1/97 through 12/31/97


                                                                                                      Current Value
       Identity of                                    Purchase        Selling           Cost of       of Asset on
     Party Involved         Description of Asset       Price           Price             Asset      Transaction Date   Net Gain

American Express      Stable Value Fund
                        194 Sales                                   $ 11,548,774     $ 11,044,167    $ 11,548,774      $ 504,607
                        52 Purchases                 $ 2,170,560                        2,170,560       2,170,560

American Express      Moderate Blend Fund
                        151 Sales                                      2,488,914        2,201,352       2,488,914        287,562
                        93 Purchases                   2,783,786                        2,783,786       2,783,786

American Express      American Express Trust Equity
                       Index Fund II
                        55 Sales                                       1,247,754        1,090,831       1,247,754        156,923
                        160 Purchases                  3,025,244                        3,025,244       3,025,244
