Form 10-Q
period 1998-07-01
ADVANTICA RESTAURANT GROUP INC
filed 1998-08-17
CIK 852772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 1998 or

[ ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___________ to __________

                Commission file number                0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3487402
----------------------------------               -------------------------------
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

Yes   [X]                           No   [  ]

As of August 14, 1998, 40,009,889 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc
Statements of Consolidated Operations
(Unaudited)


                                                                         Successor Company            Predecessor Company
                                                                           Quarter Ended                 Quarter Ended
                                                                            July 1, 1998                 July 2, 1997
                                                                           --------------                ------------

(In thousands, except per share amounts)
Net company sales                                                            $    423,287               $      431,665
Franchise and licensing revenue                                                    22,330                       20,570
                                                                            -------------                 ------------
Operating revenue                                                                 445,617                      452,235
                                                                            -------------                 ------------
Operating expenses:
   Product costs                                                                  115,142                      120,318
   Payroll and benefits                                                           169,713                      172,107
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                             38,030                           --
   Depreciation and amortization of property                                       36,886                       19,104
   Amortization of other intangibles                                                3,286                        2,039
   Utilities expense                                                               17,436                       17,833
   Other                                                                           85,664                       86,253
                                                                            -------------                 ------------
                                                                                  466,157                      417,654
                                                                            -------------                 ------------
Operating (loss) income                                                          (20,540)                       34,581
Other charges (credits):
   Interest and debt expense, net                                                  30,956                       47,854
   Other, net                                                                         161                         (319)
                                                                           --------------                -------------
Loss before reorganization items and taxes                                       (51,657)                      (12,954)
Reorganization items                                                                  --                         7,929
                                                                           --------------                -------------
Loss before taxes                                                                (51,657)                      (20,883)
Provision for income taxes                                                           381                           538
                                                                           --------------                -------------
Loss from continuing operations                                                  (52,038)                      (21,421)
Discontinued operations:
   Loss from operations of discontinued operations, net of
     applicable income tax benefit of : 1998 -- $0; 1997 --
     $160                                                                         (1,252)                      (10,850)
                                                                           --------------                -------------
Net loss                                                                         (53,290)                      (32,271)
Dividends on preferred stock                                                          --                        (3,544)
                                                                          ---------------                -------------
Net loss applicable to common shareholders                                $      (53,290)               $      (35,815)
                                                                          ==============                 =============

Basic and diluted per share amounts applicable to common shareholders:
   Loss from continuing operations                                        $        (1.30)               $        (0.58)
   Loss from discontinued operations                                               (0.03)                        (0.26)
                                                                          --------------                 -------------
   Net loss                                                               $        (1.33)               $        (0.84)
                                                                         ===============                 -------------

Average outstanding and equivalent common shares                                  40,005                        42,434
                                                                         ===============                ==============


Advantica Restaurant Group, Inc
Statements of Consolidated Operations
(Unaudited)

                                                              Successor Company                  Predecessor Company
                                                                                       ----------------------------------------
                                                              Twenty-Five Weeks          One Week Ended         Two Quarters Ended
                                                              Ended July 1, 1998         January 7, 1998            July 2, 1997
                                                             --------------------      -----------------           -------------
(In thousands, except per share amounts)
Net company sales                                                $       795,034             $       31,986    $     886,833
Franchise and licensing revenue                                           41,123                      1,602           39,465
                                                                 ---------------             --------------    -------------
Operating revenue                                                        836,157                     33,588          926,298
                                                                 ---------------             --------------    -------------
Operating expenses:
   Product costs                                                         216,263                      8,638          247,436
   Payroll and benefits                                                  323,454                     13,803          360,352
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                    72,302                         --               --
   Depreciation and amortization of property                              58,508                      1,660           39,470
   Amortization of other intangibles                                       6,061                         24            4,198
   Utilities expense                                                      34,158                      1,039           36,527
   Other                                                                 160,515                       (236)         183,864
                                                                 ---------------             --------------    -------------
                                                                         871,261                     24,928          871,847
                                                                 ---------------             --------------    -------------
Operating (loss) income                                                  (35,104)                     8,660           54,451
Other charges (credits):
   Interest and debt expense, net (contractual interest, net,
      for the one week ended January 7, 1998 is $4,795)                   57,624                      2,669           96,271
   Other, net                                                              1,135                       (313)             (88)
                                                                 ---------------             --------------    -------------
(Loss) income before reorganization items and taxes                      (93,863)                     6,304          (41,732)
Reorganization items                                                          --                   (714,207)          11,936
                                                                ----------------             --------------    -------------
(Loss) income before taxes                                               (93,863)                   720,511          (53,668)
Provision for (benefit from)  income taxes                                 1,000                    (13,829)           1,354
                                                                ----------------             --------------    -------------
(Loss) income from continuing operations                                 (94,863)                   734,340          (55,022)
Discontinued operations:
      Reorganization items of discontinued operations, net
      of income tax provision of $7,509                                       --                     48,887               --
      Loss from operations of discontinued operations, net
      of applicable income tax benefit of : 1998 -- $0;                   (1,507)                    (1,154)         (28,976)
      1997 -- $ 352
                                                                ----------------             --------------   --------------
(Loss) income before extraordinary item                                  (96,370)                   782,073          (83,998)
Extraordinary item                                                            --                   (612,845)              --
                                                               -----------------             --------------    -------------
Net (loss) income                                                        (96,370)                 1,394,918          (83,998)
Dividends on preferred stock                                                  --                       (273)          (7,088)
                                                               -----------------             --------------    -------------
Net (loss) income applicable to common shareholders            $         (96,370)            $    1,394,645    $     (91,086)
                                                               =================             ==============     =============
Per share amounts applicable to common shareholders: Basic
(loss) income per share:
   (Loss) income from continuing operations                    $           (2.37)            $        17.30    $       (1.46)
   (Loss) income from discontinued operations                              (0.04)                      1.13            (0.69)
   Extraordinary item                                                         --                      14.44               --
                                                               -----------------            ---------------    -------------
   Net (loss) income                                           $          ( 2.41)            $        32.87    $       (2.15)
                                                               =================            ===============    =============

Average outstanding and equivalent common shares                          40,002                     42,434           42,434
                                                               =================           ================    =============
Diluted (loss) income per share:
   (Loss) income from continuing operations                    $           (2.37)           $         13.32    $       (1.46)
   (Loss) income from discontinued operations                              (0.04)                      0.87            (0.69)
   Extraordinary item                                                         --                      11.11               --
                                                               -----------------          -----------------   --------------
   Net (loss) income                                           $          ( 2.41)           $         25.30   $        (2.15)
                                                               =================          =================   ==============

Average outstanding and equivalent common shares                          40,002                     55,132           42,434
                                                               =================          =================   ==============

                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                             Successor Company             Predecessor Company
                                                                               July 1, 1998                 December 31, 1997
                                                                               -------------                -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                                  $    302,088                    $     54,079
   Receivables, less allowance for doubtful accounts of:
      1998 -- $4,435; 1997 -- $4,177                                                13,498                          12,816
   Inventories                                                                      17,560                          18,161
   Net assets held for sale                                                             --                         350,712
   Other                                                                            18,316                          44,568
   Restricted investments securing in-substance defeased debt                       19,670                              --
                                                                             -------------                    ------------
                                                                                   371,132                         480,336
                                                                             -------------                    ------------

Property and equipment                                                             774,552                       1,144,617
Less accumulated depreciation                                                       59,553                         518,780
                                                                             -------------                    ------------
                                                                                   714,999                         625,837
                                                                             -------------                    ------------
Other Assets:
  Reorganization value in excess of amounts allocable to
     identifiable assets, net of accumulated amortization of :
     1998 -- $72,302                                                               646,530                              --
 Goodwill, net of accumulated amortization of:  1997--$8,061                           --                         207,918
 Other intangible assets, net of accumulated amortization of:
    1998 -- $6,085; 1997 -- $1,376                                                 225,083                          14,897
  Deferred financing costs, net                                                     29,682                          56,716
  Other                                                                             29,878                          25,365
  Restricted investments securing in-substance defeased debt                       167,858                              --
                                                                             -------------                     -----------
                                                                                 1,099,031                         304,896
                                                                             -------------                     -----------
Total Assets                                                                  $  2,185,162                    $  1,411,069
                                                                             =============                     ===========

                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                        Successor Company              Predecessor Company
                                                                          July 1, 1998                  December 31, 1997
                                                                         --------------                ------------------
(In thousands)
Liabilities
Current Liabilities:
   Current maturities of notes and debentures                            $    28,160                      $    37,572
   Current maturities of capital lease obligations                            18,681                           19,398
   Current maturities of in-substance defeased debt                           12,165                               --
   Accounts payable                                                           81,287                          103,262
   Accrued salaries and vacations                                             48,523                           55,367
   Accrued insurance                                                          35,951                           34,277
   Accrued taxes                                                              34,307                           25,078
   Accrued interest                                                           49,248                           15,473
   Other                                                                     107,070                           69,405
                                                                       -------------                    -------------
                                                                             415,392                          359,832
                                                                       -------------                    -------------
Long-Term Liabilities:
   Notes and debentures, less current maturities                             968,522                          510,533
   Capital lease obligations, less current maturities                         75,567                           83,642
   In-substance defeased debt, less current maturities                       176,639                               --
   Deferred income taxes                                                       4,818                           10,015
   Liability for self-insured claims                                          53,078                           52,764
   Other noncurrent liabilities and deferred credits                         170,100                          144,333
                                                                       -------------                    -------------
                                                                           1,448,724                          801,287
                                                                       -------------                    -------------
Total liabilities not subject to compromise                                1,864,116                        1,161,119
Liabilities subject to compromise                                                 --                        1,612,400
                                                                       -------------                    -------------
   Total liabilities                                                       1,864,116                        2,773,519
                                                                       -------------                    -------------
Shareholders' Equity (Deficit)                                               321,046                       (1,362,450)
                                                                       -------------                    -------------
Total Liabilities and Shareholders' Equity (Deficit)                     $ 2,185,162                      $ 1,411,069
                                                                       =============                    =============


                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)




                                                                    Successor Company                    Predecessor Company
                                                                                            ----------------------------------------
                                                                    Twenty-Five Weeks            One Week            Two Quarters
                                                                         Ended                    Ended                  Ended
                                                                      July 1, 1998           January 7, 1998          July 2, 1997
                                                                     --------------         -----------------         ------------
(In thousands)

Cash Flows from Operating Activities:
Net (loss) income                                                       $   (96,370)        $   1,394,918          $   (83,998)
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
       amounts allocable to identifiable assets                              72,302                    --                   --
   Depreciation and amortization of property                                 58,508                 1,683               39,470
   Amortization of other intangible assets                                    6,061                     1                4,198
   Amortization of deferred financing costs                                   3,003                   111                3,575
   Amortization of deferred gains                                            (5,470)                 (218)              (5,442)
   Deferred income tax provision (benefit)                                       --               (13,856)               1,147
   Loss (gain) on disposition of assets                                        (838)               (7,653)                (641)
   Extraordinary gain                                                            --              (612,845)                  --
   Noncash reorganization items                                                  --              (714,550)                  --
   Equity in (income) loss from discontinued operation, net                   1,507               (47,733)              28,976
   Amortization of debt premium                                              (5,046)                 (333)                  --
   Other                                                                        143                    --                 (864)
Decrease (increase) in assets:
   Receivables                                                               (5,862)               (2,054)              (3,407)
   Inventories                                                                  153                   237                3,164
   Other current assets                                                      (4,980)                2,457               12,095
   Assets held for sale                                                      (2,835)                1,488                   --
   Other assets                                                              22,114                (1,049)              (6,185)
Increase (decrease) in liabilities:
   Accounts payable                                                         (12,648)               (5,534)             (22,161)
   Accrued payroll and related                                              (15,601)                6,199                  637
   Accrued taxes                                                            (15,280)                 (894)                 181
   Other accrued liabilities                                                 (3,352)                9,562               36,861
   Other noncurrent liabilities and deferred credits                         12,137                (1,302)               5,009
                                                                   ----------------         -------------      ---------------
Net cash flows from operating activities                                      7,646                 8,635               12,615
                                                                   ----------------         -------------      ---------------
Cash Flows from Investing Activities:
   Purchase of property                                                     (17,265)                   (1)             (16,624)
   Proceeds from disposition of property                                        191                 7,255                7,780
   (Advances to) receipts from discontinued operations                        1,504                   647              (29,794)
   Proceeds from sale of discontinued operations, net                       460,424                    --                   --
   Purchase of investments securing in-substance defeased
     debt                                                                  (201,713)                   --                   --
   Proceeds from maturity of investments securing
     in-substance defeased debt                                              14,213                    --                   --
   Other, net                                                                (1,611)                   --                 (127)
                                                                   ----------------        --------------      ---------------
Net cash flows provided by (used in) investing activities                   255,743                 7,901              (38,765)
                                                                   ----------------       ---------------      ----------------

                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)

                                                            Successor Company                        Predecessor Company
                                                                                       ------------------------------------------
                                                            Twenty Five Weeks             One Week                   Two Quarters
                                                                  Ended                     Ended                        Ended
                                                              July 1, 1998             January 7, 1998               July 2, 1997
                                                             --------------            ---------------               ------------
(In thousands)

Cash Flows from Financing Activities:
   Long-term debt payments                                   $     (20,054)             $      (6,891)             $      (7,353)
   Deferred financing costs                                             --                     (4,971)                    (1,533)
                                                         -----------------            ---------------              -------------
Net cash flows used in financing activities                        (20,054)                   (11,862)                    (8,886)
                                                         -----------------            ---------------              -------------

Increase (decrease) in cash and cash equivalents                   243,335                      4,674                    (35,036)
Cash and Cash Equivalents at:
Beginning of period                                                 58,753                     54,079                     92,369
                                                         -----------------            ---------------              -------------
End of period                                               $      302,088              $      58,753              $      57,333
                                                         =================            ===============              =============

                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 1998
(UNAUDITED)

Note 1.       General

Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc.) ("Advantica" or, together with its subsidiaries including precedessors, the "Company"), through its wholly-owned subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), owns and operates the Denny's, Coco's, Carrows and El Pollo Loco restaurant brands. On April 1, 1998 the Company consummated the sale of Flagstar Enterprises, Inc. ("FEI"), the wholly-owned subsidiary which operated the Company's Hardee's restaurants under licenses from Hardee's Food Systems ("HFS") (See Note 5). In addition, on June 10, 1998, the Company consummated the sale of Quincy's Restaurants, Inc. ("Quincy's"), the wholly-owned subsidiary which operated the Company's Quincy's Family Steakhouse restaurants (See Note 5).

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 1997 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 1997 Annual Report on Form 10-K (the "Advantica 10-K"). The results of operations for the 25 weeks ended July 1, 1998 and the one week ended January 7, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 30, 1998.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.       Reorganization

On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI") and Flagstar Corporation ("Flagstar," and collectively with FCI, the "Debtors") emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar, a wholly-owned subsidiary of FCI, merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. The bankruptcy proceedings began when FCI, Flagstar and Flagstar Holdings, Inc. ("Holdings") filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court for the District of South Carolina. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997 (the "Petition Date"). FCI's operating subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries) did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

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

In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness (See Note 4). This gain will not be taxable since the gain results from a reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 1999 taxable year, to reduce certain tax attributes related to Advantica, exclusive of its operating subsidiaries, including (i) net operating loss carry forwards ("NOLS"), (ii) certain tax credits and (iii) tax bases in assets in an amount equal to such gain on extinguishment.

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

During the second quarter of 1998 the Company substantially completed valuation studies performed in connection with the revaluation of its assets and liabilities in accordance with fresh start reporting. Depreciation expense for the quarter ended July 1, 1998 includes an estimated $6.3 million representing the difference between the actual impact of the revaluation on depreciation for the 12 weeks ended April 1, 1998 and the estimated impact previously reported.

The effect of the Plan and the adoption of fresh start reporting on the Company's January 7, 1998 balance sheet are as follows:


                                                          Predecessor           Adjustments        Adjustments         Successor
                                                            Company                 for             for Fresh           Company
(In thousands)                                          January 7, 1998        Reorganization     Start Reporting    January 7, 1998
                                                        ---------------        --------------     ---------------    ---------------
                                                                                     (a)                 (b)
Assets
Current Assets:
   Cash and cash equivalents                            $    58,753                                                    $   58,753
   Receivables, net                                          15,247                                 $    (689)             14,558
   Inventories                                               20,424                                      (425)             19,999
   Net assets held for sale                                 288,039                                   110,027             398,066
   Other                                                     43,670                                      (496)             43,174
Property and equipment, net                                 719,152                                    64,501             783,653
Other Assets:
   Goodwill, net                                            207,820                                  (207,820)                 --
   Other intangible assets, net                              12,954                                   216,995             229,949
   Deferred financing costs, net                             58,590            $  (25,218)                (61)             33,311
   Other                                                     22,416                                    (6,684)             15,732
   Reorganization value in excess of amounts
      allocable to identifiable assets                           --                                   761,736             761,736
                                                        -----------           -----------          -----------         ----------
                                                        $ 1,447,065            $  (25,218)         $  937,084         $ 2,358,931
                                                        ===========           ===========          ===========        ===========
Liabilities and Shareholders' Equity
Liabilities
Current Liabilities:
   Current maturities of notes and debentures           $    30,913                                                   $    30,913
   Current maturities of capital lease obligations           17,863                                                        17,863
   Accounts payable                                         106,678                                                       106,678
   Accrued salaries and vacations                            62,648                               $     4,355              67,003
   Accrued insurance                                         36,104                                       292              36,396
   Accrued taxes                                             40,142                                     2,662              42,804
   Accrued interest and dividends                            16,652                                                        16,652
   Other                                                     95,152                                     8,008             103,160
Long-Term Liabilities:
   Notes and debentures, less current maturities            510,523          $    592,005              72,388           1,174,916
   Capital lease obligations, less current maturities        87,667                                       216              87,883
   Deferred income taxes                                      5,097                                                         5,097
   Liability for self-insured claims                         55,444                                     4,700              60,144
   Other noncurrent liabilities and deferred credits        134,187                                    57,908             192,095
Liabilities subject to compromise                         1,613,532            (1,613,532)                                     --
Shareholders' Equity                                     (1,365,537)              996,309             786,555             417,327
                                                        -----------          ------------        ------------          ----------
                                                        $ 1,447,065          $    (25,218)        $   937,084         $ 2,358,931
                                                       ============          ============        ============         ===========

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

Note 5.       Dispositions of Flagstar Enterprises, Inc. and Quincy's
              Restaurants, Inc.

On April 1, 1998 (the "Disposition Date"), the Company completed the sale to CKE Restaurants, Inc. ("CKE") of all of the capital stock of FEI, which operated the Company's Hardee's restaurants under licenses from HFS, a wholly-owned subsidiary of CKE, for $427 million (subject to adjustment) , which includes the assumption by CKE of $46 million of capital leases. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to certain Mortgage Financings as defined below) was applied to in-substance defease the 10.25% Guaranteed Secured Bonds due 2000 (the "Mortgage Financings") of Spardee's Realty, Inc., a wholly-owned subsidiary of FEI, and Quincy's Realty, Inc., a wholly-owned subsidiary of Quincy's with a book value of $198.9 million plus accrued interest of $6.9 million at April 1, 1998. Such Mortgage Financings were collateralized by certain assets of Spardee's Realty, Inc. and Quincy's Realty, Inc. The Company replaced such collateral through the purchase of a portfolio of United States Government and AAA rated investment securities which were deposited with the collateral agent with respect to such Mortgage Financings to satisfy principal and interest payments under such Mortgage Financings through the stated maturity date in the year 2000. Such investments are reflected in the Consolidated Balance Sheet under the caption "Restricted investments securing in-substance defeased debt." The Mortgage Financings are reflected in the Consolidated Balance Sheet under the caption "In-substance defeased debt."

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

On June 10, 1998, the Company completed the sale of all of the capital stock of Quincy's, the wholly-owned subsidiary which operated the Company's Quincy's Family Steakhouse Division, to Buckley Acquisition Corporation ("BAC") for $84.7 million (subject to adjustment), which includes the assumption by BAC of $4.2 million of capital leases. The resulting gain of approximately $11.9 million from such disposition is reflected as an adjustment to reorganization value in excess of amounts allocable to identifiable assets.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the 1997 period, the one week ended January 7, 1998 and the twelve weeks ended April 1, 1998 to reflect FEI and Quincy's as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operations for the 25 weeks ended July 1, 1998, the one week ended January 7, 1998 and the two quarters ended July 2, 1997 were $194.9 million and $5.7 million, $12.7 million and $0.1 million, and $408.9 million and $14.7 million, respectively. Revenue and operating (loss) income of the discontinued operations for the quarters ended July 1, 1998 and July 2, 1997 were $32.5 million and $(0.9) million and $207.2 million and $11.6 million, respectively.

The Company has allocated to the discontinued operations a pro-rata portion of interest and debt expense based on a ratio of the net assets of the discontinued operations to the Company's consolidated net assets as of the 1989 acquisition date of Flagstar by FCI for periods prior to January 7, 1998 and based on a ratio of the net assets of the discontinued operations to the Company's net assets after the adoption of fresh start reporting for periods subsequent to January 7, 1998. Such allocated interest expense (which is in addition to other interest expense incurred by FEI and Quincy's) included in discontinued operations for the 25 weeks ended July 1, 1998, the week ended January 7, 1998 and the two quarters ended July 1, 1997 was $3.1 million, $0.4 million and $27.3 million, respectively. Such allocated interest expense for the quarter ended July 2, 1997 was $13.7 million. There was no allocated interest expense for the quarter ended July 1, 1998 due to the FEI disposition on April 1, 1998 and the fact that no interest and debt expense was allocated to Quincy's subsequent to January 7, 1998 based on the above methodology.

The Consolidated Balance Sheet at December 31, 1997 presented herein has been reclassified to include the net assets of Quincy's in Net Assets Held for Sale.

Note 6.       Reorganization Items

Reorganization items included in the accompanying Statements of Consolidated Operations for the week ended January 7, 1998 consist of the following items:


                                                                                             Week Ended
                                                                                          January 7, 1998
                                                                                          ---------------
(In thousands)
Net gain related to adjustments of assets and liabilities
   to fair value                                                                          $     (734,216)
Professional fees and other                                                                         8,809
Severance and other exit costs                                                                     11,200
                                                                                         ----------------
                                                                                          $     (714,207)

Note 7.       Liabilities Subject To Compromise

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and were subject to compromise under the terms of the Plan.


                                                                                                                  December 31, 1997
                                                                                                                  ------------------
(In thousands)
10 3/4% Senior Notes due September 15, 2001, interest payable semi-annually                                         $    270,000
10 7/8% Senior Notes due December 1, 2002, interest payable semi-annually                                                280,025
11.25% Senior Subordinated Debentures due November 1, 2004, interest payable semi-annually                               722,411
11 3/8% Senor Subordinated Debentures due September 15, 2003, interest payable semi-annually                             125,000
10% Convertible Junior Subordinated Debentures due 2014, interest payable semi-annually;
  convertible into Company Old Common Stock any time prior to maturity at $24.00 per share                                99,259
  Accrued interest                                                                                                       115,705
                                                                                                                      -------------
   Total liabilities subject to compromise                                                                           $ 1,612,400
                                                                                                                      =============

Note 8.       The Advantica Credit Facility

On the Effective Date the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") and other lenders named therein providing the Company (excluding FRD Acquisition Co.) with a $200 million senior secured revolving credit facility (the "Credit Facility"). In connection with the closing of the sales of FEI and Quincy's, the Credit Facility was amended to accommodate the sale transactions and in-substance defeasance consummated in conjunction with the sale of FEI. In addition, the Credit Facility was amended to provide the Company flexibility to reinvest the residual sales proceeds through additional capital expenditures and/or strategic acquisitions, as well as to modify certain other covenants and financial tests affected by the sales transactions. The commitments under the Credit Facility were not reduced as a result of the sales.

Note 9.       Earnings Per Share Applicable to Common Shareholders

The following table sets forth the computation of basic and diluted income per share for the week ended January 7, 1998. For all other periods the effect of dilutive securities would decrease the loss per share and therefore basic per share amounts are not adjusted for dilutive securities.


                                                                                     For the Week ended January 7, 1998
                                                                                Income                 Shares           Per Share
                                                                              (Numerator)          (Denominator)          Amount
                                                                              -----------          -------------          ------

Income before discontinued operations and extraordinary item                   $ 734,340
Less: Preferred stock dividends                                                    ( 273)
                                                                              ------------

BASIC EPS
Income available to common shareholders                                          734,067              42,434              $  17.30
                                                                                                                        ============

EFFECT OF DILUTIVE SECURITIES
$2.25 Series A Cumulative Convertible Exchangeable Preferred Stock                   273               8,562
10 % Convertible Subordinated Debentures                                              --               4,136
                                                                              -------------          ---------

DILUTED EPS
Income available to common shareholders plus assumed conversions               $ 734,340              55,132             $   13.32
                                                                              ==============         =========          ============

Options and warrants to purchase shares of Old Common Stock were outstanding during the week ended January 7, 1998 but were not included in the computation of diluted earnings per share because the related exercise prices were greater than the average market price of the common shares. The Predecessor Company options and warrants were effectively terminated as a result of the reorganization of the Company. See Note 2.

Note 10.      New Accounting Standards

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires capitalization of external and internal direct costs of developing or obtaining internal-use software as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. In April 1998, the AICPA issued Statement of Position 98-5, " Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides additional guidance on the financial reporting of start-up costs, requiring costs of start-up activities to be expensed as incurred.

In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 3), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $3.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of previously capitalized pre-opening costs totaling $0.6 million. Subsequent to the Effective Date, pre-opening costs are being expensed as incurred.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income and other comprehensive income items, such as revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. For the 25 weeks ended July 1, 1998, the one week ended January 7, 1998 and the two quarters ended July 2, 1997, there were no differences between net income and comprehensive income.

Note 11.      Change in Fiscal Year

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four 13-week quarters during the year with each quarter ending on a Wednesday. As a result of the timing of this change, the first two quarters of 1997 include more than 26 weeks of operations. Carrows and Coco's include an additional six days; Denny's includes an additional five days; and El Pollo Loco includes an additional week. The 1998 comparable period consisted of 26 weeks.

Note 12.      Subsequent Event

On July 31, 1998 the Company extended to the holders of the New Senior Notes an offer to purchase, on a pro rata basis, up to $100.0 million of the outstanding New Senior Notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest (the "Net Proceeds Offer"). Such offer is extended pursuant to the terms of the indenture governing the New Senior Notes (the "Indenture") which requires the Company to apply the Net Proceeds (as defined therein) from the sale of the Hardee's and Quincy's Business Segments (as defined in the Indenture) within 366 days of such sales to (i) an investment in another asset or business in the same line or similar line of business, (ii) a net proceeds offer, as defined in the indenture, or (iii) the prepayment or repurchase of Senior Indebtedness (as defined), or any combination thereof as the Company may choose. The Net Proceeds Offer expires on August 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of July 1, 1998 and the results of operations for the quarter ended July 1, 1998, and the 25 weeks ended July 1, 1998 and one week ended January 7, 1998, as compared to the quarter and two quarters ended July 2, 1997. For purposes of providing a meaningful comparison of the Company's quarterly operating performance, the following discussion and presentation of the results of operations for the 25 weeks ended July 1, 1998 and the one week ended January 7, 1998 will be combined and referred to as the two quarters ended July 1, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica Restaurant Group, Inc., its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; the ability of the Company to mitigate the impact of the Year 2000 issue successfully; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis and in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

Results of Operations

Quarter Ended July 1, 1998 Compared to Quarter Ended July 2, 1997

The Company's CONSOLIDATED REVENUE for the second quarter of 1998 decreased by $6.6 million (1.5%) as compared with the 1997 comparable quarter. This decrease is principally because of a 40-unit decrease in Company-owned units (excluding the impact of the FEI and Quincy's dispositions) resulting primarily from refranchising activity, whereby the Company has sold company units to franchisees as part of its strategy to optimize its portfolio of Company-owned and franchised restaurants. The decrease in Company sales is partially offset by a $1.8 million (8.6%) increase in franchise and licensing revenue related to a 98-unit increase in franchised and licensed units attributable both to refranchising activity and new unit development especially in the Denny's and EPL franchise systems.

CONSOLIDATED OPERATING EXPENSES for the second quarter of 1998 increased by $48.5 million compared to the 1997 quarter. The comparability of 1998 and 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $38.0 million for the quarter ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value as a result of the adoption of fresh start reporting resulted in an estimated net increase in amortization and depreciation of approximately $17.4 million. This includes an estimated $6.3 million of depreciation representing an adjustment for the actual impact of the revaluation on depreciation for the 12 weeks ended April 1, 1998 compared to the estimated impact previously reported, based on the substantial completion in the second quarter of valuation studies performed in connection with the revaluation of the Company's assets and liabilities in accordance with fresh start reporting. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $6.9 million (1.7%), primarily reflecting the 40-unit decrease in Company-owned restaurants as well as the Company's continued focus on management of food costs and labor costs in the restaurants.

Excluding the impact of the adoption of fresh start reporting as discussed above, CONSOLIDATED OPERATING INCOME for the second quarter of 1998 increased by $0.3 million compared to the 1997 comparable quarter as a result of the factors noted above.

CONSOLIDATED INTEREST AND DEBT EXPENSE, NET totaled $31.0 million during the second quarter of 1998 as compared with $47.9 million during the comparable 1997 period. The decrease is primarily due to the significant reduction of debt resulting from the implementation of the Plan which became effective January 7, 1998 and the lower effective yield on Company debt resulting from the revaluation of such debt to fair value in accordance with fresh start reporting, somewhat offset by the allocation of $13.7 million of interest expense to discontinued operations during the prior year quarter in comparison to none in the current year quarter.

The PROVISION FOR (BENEFIT FROM) income taxes from continuing operations for the quarter has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 0.7% for the quarter ended July 1, 1998 compared to a provision for the quarter ended July 2, 1997 reflecting an approximate rate of 2.6%.

The Statements of Consolidated Operations and Cash Flows presented herein have been restated for the 1997 period to reflect FEI and Quincy's as DISCONTINUED OPERATIONS in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue of the discontinued operations for the quarter ended July 1, 1998 and the quarter ended July 2, 1997 was $32.5 million and $207.2 million, respectively.

NET LOSS was $53.3 million in the second quarter of 1998 as compared to a net loss of $32.3 million for the prior year quarter primarily as a result of the factors noted above.

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

                                            Quarter Ended
                                July 1, 1998           July 1, 1997 (a)
                               --------------          -----------------

(In millions)
Denny's                          $   41.2                  $   41.0
Coco's                               10.2                       9.6
Carrows                               6.4                       6.4
El Pollo Loco                         6.5                       5.3
Corporate and other                  (6.6)                     (6.6)
                               --------------       ------------------
                                 $   57.7                  $   55.7
                               ==============       ===================


(a) Excludes the EBITDA of Hardee's and Quincy's of $18.5 million and $5.5 million, respectively, for comparability purposes.

Restaurant Operations:

The table below summarizes restaurant unit activity for the quarter ended July 1, 1998.


                                        Ending                       Units
                                        Units         Units          Sold/          Units          Ending Units       Ending Units
                                        4/1/98        Opened        Closed       Refranchised         7/1/98             7/2/97
                                        ------        ------        ------       ------------      ------------       ------------


Denny's
   Company-owned units                    877           --              (2)           (1)               874               891
   Franchised units(a)                    763           22              (6)            1                780               720
   Licensed units (a)                      18           --              --            --                 18                22
                                       -------      ------          ------        ------             ------             -------
                                        1,658           22              (8)           --              1,672             1,633

Coco's
   Company-owned units                    176           --              (1)           --                175               185
   Franchised units                        18           --              (1)           --                 17                 7
   Licensed units                         295            4              (3)           --                296               286
                                       -------       -----          ------         -----              -----            -------
                                          489            4              (5)           --                488               478

Carrows
   Company-owned units                    139           --              (1)           (1)               137               156
   Franchised units                        16            1              --             1                 18                 1
                                       ------       ------            -----       ------             ------           -------
                                          155            1              (1)           --                155               157

El Pollo Loco
   Company-owned units                     99            2              --            (1)               100                94
   Franchised units                       148            6              (1)            1                154               143
   Licensed units                           4           --              --            --                  4                10
                                       ------       ------           -----         -----             ------           -------
                                          251            8              (1)           --                258               247

Quincy's                                  128           --            (128)(b)        --                 -- (b)           198
                                       ------       ------           -----         -----             ------           -------
                                        2,681           35            (143)           --              2,573             2,713
                                       ======       ======            =====        =====            =======           =======



(a)    Certain units have been reclassified to conform to the 1998 presentation.

(b) Reflects the consummation of the sale of Quincy's stock to BAC on June 10, 1998.

Denny's

                                                                                   Quarter Ended                          %
                                                                          July 1, 1998      July 2, 1997         Increase/(Decrease)
                                                                          ------------      ------------        -------------------


($ in millions, except average unit and comparable store data)
U.S. system wide sales                                                    $     487.5         $     465.4                4.7
                                                                          ===========         ===========

Net company sales                                                         $     281.0         $     281.2                0.0
Franchise and licensing revenue                                                  17.2                15.2               13.2
                                                                          -----------         -----------
   Total revenue                                                                298.2               296.4                0.6
                                                                          -----------         -----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                           19.8                  --                 NM
   Other                                                                        283.5               266.3                6.5
                                                                         ------------         -----------
   Total operating expenses                                                     303.3               266.3               13.9
                                                                         ------------         -----------
Operating (loss) income                                                  $       (5.1)         $     30.1                 NM
                                                                         ============          ===========

Average unit sales
   Company-owned                                                         $    320,800         $   315,700                1.6
   Franchise                                                             $    274,300         $   266,200                3.0

Comparable store data (Company-owned)
   Comparable store sales increase (decrease)                                     0.9%               (5.5%)
   Average guest check                                                   $       5.84         $      5.55                5.2

NM = Not Meaningful

Denny's NET COMPANY SALES during the 1998 quarter were essentially flat relative to the prior year's comparable quarter. This primarily reflects a $3.2 million revenue decline associated with 17 fewer Company-owned units offset by a $2.5 million increase related to higher comparable store sales which reflects the benefit of successful promotions such as "All Star Slams" and "Major League Burgers". The decrease in Company-owned units is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned units to franchisees to stimulate such growth, along with selected closures where continued Company operation is considered uneconomical. The improvement in comparable store sales reflects a higher average guest check partially offset by lower guest counts. The average guest check increase resulted from menu price increases initiated to keep pace with minimum wage and other cost increases. FRANCHISE AND LICENSING REVENUE increased by $2.0 million (13.2%), reflecting 60 additional franchised units at the 1998 quarter end compared to the 1997 quarter end, a direct result of 1997 franchising efforts which resulted in the opening of 77 Denny's franchise units, a record number for the Company.

Denny's OPERATING EXPENSES increased by $37.0 million compared to the prior year quarter. The comparability of 1998 and 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $19.8 million for the current year period. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $13.3 million. Excluding the effect of fresh start reporting, operating expenses increased by $3.9 million (1.5%) in comparison to the 1997 quarter, reflecting an increase in advertising spending and labor costs.

Excluding the impact of fresh start reporting, Denny's OPERATING INCOME for the 1998 quarter decreased by $2.1 million compared to the prior year quarter as a result of the factors noted above.

Coco's


                                                                                 Quarter Ended                             %
                                                                        July 1, 1998         July 2, 1997        Increase/(Decrease)
                                                                        ---------------------------------        ------------------
($ in millions, except average unit and comparable store data)
U.S. system wide sales                                                    $      70.6      $        70.3                    0.4
                                                                          ===========      =============

Net company sales                                                         $      64.9      $        67.6                   (4.0)
Franchise and licensing revenue                                                   0.8                1.4                  (42.9)
                                                                          -----------      -------------
   Total revenue                                                                 65.7               69.0                   (4.8)
                                                                          -----------      -------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                              5.6                 --                     NM
   Other                                                                         61.4               63.6                   (3.5)
                                                                        -------------      --------------
   Total operating expenses                                                      67.0               63.6                    5.3
                                                                        -------------      --------------
Operating (loss) income                                                  $       (1.3)     $         5.4                     NM
                                                                         ============      ==============

Average unit sales
   Company-owned                                                         $    370,100      $     367,400                    0.7
   Franchised                                                            $    336,800      $     434,000                  (22.4)

Comparable store data (Company-owned)
   Comparable store sales decrease                                               (0.8%)             (1.5%)
   Average guest check                                                   $       7.15      $        6.73                    6.2

NM = Not Meaningful


Coco's NET COMPANY SALES for the second quarter ended July 1, 1998 decreased $2.7 million (4.0%) as compared to the prior year comparable quarter. This decrease reflects a 10-unit decrease in the number of Company-owned restaurants and a slight decrease in comparable store sales. The decrease in comparable store sales is largely due to a decrease in customer traffic partially offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. FRANCHISE AND FOREIGN LICENSING REVENUE decreased $0.6 million (42.9%) for the second quarter of 1998 as compared to the second quarter of 1997, reflecting a stronger dollar versus the yen. This decline was partially offset by the addition of 10 domestic franchised units and a net increase of 10 foreign licensed units over the prior year quarter. The increase in the number of franchised units also explains the large variance in franchise average unit sales as the calculation for the prior year reflected only a small number of franchised units (seven units).

Coco's OPERATING EXPENSES for the second quarter of 1998 increased $3.4 million compared to the prior year quarter. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $5.6 million for the quarter ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an increase in amortization and depreciation of $1.9 million. Excluding the effect of the impact of fresh start reporting, operating expenses decreased $4.1 million (6.4%), reflecting the effect of the 10-unit decrease in Company-owned restaurants and the impact of cost reduction programs implemented to increase operating margins.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the second quarter of 1998 increased $0.8 million from the prior year comparable quarter as a result of the factors noted above.

Carrows

                                                                                  Quarter Ended                         %
                                                                          July 1, 1998      July 2, 1997       Increase/(Decrease)
                                                                          ------------------------------       ------------------
($ in millions, except average unit and comparable store data)
U.S. system wide sales                                                    $      52.7       $       53.9                 (2.2)
                                                                          ===========       ============

Net company sales                                                         $      47.8       $       53.3                (10.3)
Franchise and licensing revenue                                                   0.3                0.1                   NM
                                                                          -----------       ------------
   Total revenue                                                                 48.1               53.4                 (9.9)
                                                                          -----------       ------------
Operating expenses:
  Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                              4.4                 --                   NM
  Other                                                                          46.2               50.3                 (8.2)
                                                                         ------------       ------------
  Total operating expenses                                                       50.6               50.3                  0.6
                                                                         ------------       ------------
Operating (loss) income                                                  $       (2.5)     $         3.1                   NM
                                                                         ============      =============

Average unit sales
Company-owned                                                            $    343,600      $     339,600                  1.2
Franchise                                                                $    292,200                 NM

Comparable store data (Company-owned)
   Comparable store sales increase (decrease)                                    (1.3%)             (3.2%)
   Average guest check                                                   $       6.91      $        6.50                  6.3

NM = Not Meaningful


Carrows' NET COMPANY SALES for the second quarter ended July 1, 1998 decreased $5.5 million (10.3%) as compared to the prior year comparable quarter. This decrease reflects a 19-unit decrease in the number of Company-owned restaurants, 13 of which were converted to franchise units, and a decrease in comparable store sales. The decrease in comparable store sales is largely due to a decrease in customer traffic offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in July 1997 and February 1998 in response to minimum wage increases. FRANCHISE REVENUE increased $0.2 million for the second quarter of 1998 as compared to the second quarter of 1997, reflecting the addition of 17 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES for the second quarter of 1998 increased $0.3 million compared to the prior year quarter. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $4.4 million for the quarter ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an increase in amortization and depreciation of $1.4 million. Excluding the effect of the impact of fresh start reporting, operating expenses decreased $5.5 million (10.9%), reflecting the effect of the 19-unit decrease in Company-owned restaurants and the impact of cost reduction programs implemented to increase operating margins.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the second quarter of 1998 increased $0.2 million as compared to the prior year comparable quarter as a result of the factors noted above.

El Pollo Loco

                                                                                  Quarter Ended                           %
                                                                        July 1, 1998         July 2, 1997        Increase/(Decrease)
                                                                       -----------------------------------       -------------------
($ in millions, except average unit and comparable store data)
U.S. system wide sales                                                 $        61.7         $       60.7                    1.6
                                                                       =============        =============

Net company sales                                                      $        29.5         $       29.5                    0.0
Franchise and licensing revenue                                                  4.0                  3.9                    2.6
                                                                      ---------------        ------------
   Total revenue                                                                33.5                 33.4                    0.3
                                                                       --------------         ------------
Operating expenses:
   Amortization of reorganization value in excess of amounts                                                                  NM
      allocable to identifiable assets                                           2.6                   --
   Other                                                                        29.0                 29.3                   (1.0)
                                                                      --------------         ------------
   Total operating expenses                                                     31.6                 29.3                    7.9
                                                                      --------------         ------------
Operating income                                                      $         1 .9         $        4.1                  (53.7)
                                                                      ==============         ============

Average unit sales
   Company-owned                                                      $      296,700         $    311,200                   (4.7)
   Franchise                                                          $      213,700         $    222,300                   (3.9)

Comparable store data (Company-owned)
   Comparable store sales increase (decrease)                                   (3.2%)                1.9%
   Average guest check                                                $         6.93         $       6.80                    1.9

NM = Not Meaningful


El Pollo Loco's NET COMPANY SALES were flat during the 1998 quarter as compared with the prior year quarter. Revenue included an increase resulting from six additional company-owned units compared to last year offset by lower comparable store sales. The decline in comparable store sales reflects lower guest counts, which were offset by an increase in average guest check resulting from increased menu pricing implemented in response to minimum wage increases. FRANCHISE AND LICENSING REVENUE increased by $0.1 million (2.6%) to $4.0 million, reflecting 11 additional franchised units in the 1998 quarter compared to the 1997 quarter end. El Pollo Loco added six franchise units during the second quarter consistent with the Company's strategy to grow through franchising.

El Pollo Loco's OPERATING EXPENSES increased by $2.3 million compared to the 1997 quarter. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $2.6 million for the 1998 quarter. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $0.7 million. Excluding the impact of fresh start accounting, operating expenses decreased approximately $1.0 million (3.4%) compared to the 1997 quarter. Such decrease reflects the implementation of cost management programs to improve operating margins resulting in lower food costs as a percent of sales and flat labor costs compared to the prior year due to labor efficiencies, in spite of minimum wage increases. Additionally, a $0.7 million nonrecurring insurance recovery was recorded in the current year quarter as a reduction to operating expenses.

Excluding the impact of the adoption of fresh start reporting, El Pollo Loco's OPERATING INCOME for the 1998 quarter increased by $1.1 million compared to the prior year quarter as a result of the factors noted above.

Results of Operations

Two Quarters Ended July 1, 1998 Compared to Two Quarters Ended July 2, 1997

The Company's CONSOLIDATED REVENUE for the two quarters ended July 1, 1998 decreased by $56.6 million (6.1%) as compared with the 1997 comparable period. The revenue decrease is partially attributable to an estimated $32.6 million impact due to fewer reporting days in the 1998 period versus the 1997 comparable period because of the change in the Company's fiscal year end in 1997. Excluding the impact of fewer days in the 1998 reporting period, revenue for the 1998 quarter decreased $24.0 million compared to the prior year quarter. This decrease is principally because of a 40-unit decrease in Company-owned units (excluding the impact of the FEI and Quincy's dispositions) resulting primarily from refranchising activity, whereby the Company has sold company units to franchisees as part of its strategy to optimize its portfolio of Company-owned and franchised restaurants. Additionally, the Company's concepts experienced declines in comparable store sales. The decrease in Company sales is partially offset by a $3.3 million (8.3%) increase in franchise and licensing revenue attributed to a 98-unit increase in franchised and licensed units reflecting the company's strategy to grow through franchising. The 98-unit increase includes 60 additional franchised units in Denny's, 10 in Coco's, 17 in Carrows and 11 in El Pollo Loco.

CONSOLIDATED OPERATING EXPENSES for the first two quarters of 1998 increased by $24.3 million compared to the 1997 period. The comparability of 1998 and 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $72.3 million for the 25 weeks ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value as a result of the adoption of fresh start reporting resulted in an estimated increase in amortization and depreciation of approximately $21.5 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $69.5 million (8.0%), primarily reflecting the effect of fewer reporting days than in the prior year comparable quarter, an increase of $7.5 million in gains on sales of units which are reflected as a credit to operating expenses, food cost controls and the 40-unit decrease in Company-owned restaurants.

Excluding the impact of the adoption of fresh start reporting as discussed above, CONSOLIDATED OPERATING INCOME for the two quarters ended July 1, 1998 increased by $12.9 million compared to the 1997 comparable period as a result of the factors noted above.

CONSOLIDATED INTEREST AND DEBT EXPENSE, NET totaled $60.3 million during the two quarters ended July 1, 1998 as compared with $96.3 million during the comparable 1997 period. The decrease is primarily due to the significant reduction of debt resulting from the implementation of the Plan which became effective January 7, 1998 and the lower effective yield on Company debt resulting from the revaluation of such debt to fair value in accordance with fresh start reporting, largely offset by the effect of the allocation of $27.3 million of interest expense to discontinued operations in the prior year period in comparison to $3.5 million in the current year period.

REORGANIZATION ITEMS include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 3 to the consolidated financial statements included herein.

The PROVISION FOR (BENEFIT FROM) income taxes from continuing operations for the 25 week period has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 1.0% for the 25 weeks ended July 1, 1998 compared to a provision for the 1997 26-week period reflecting an approximate rate of 2.5%. The benefit from income taxes from continuing operations for the one-week period ended January 7, 1998 of approximately $13.8 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $1.3 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting.

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

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the 1997 period to reflect FEI and Quincy's as DISCONTINUED OPERATIONS in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operations for the 25 weeks ended July 1, 1998, the one week ended January 7, 1998 and the two quarters ended July 2, 1997 were $194.9 million and $5.7 million, $12.7 million and $0.1 million, and $408.9 million and $14.7 million, respectively. The operating results of FEI subsequent to January 7, 1998 and through the disposition date were reflected as an adjustment to "Net assets held for sale" prior to the disposition. The adjustment to "Net assets held for sale" as a result of the net loss of FEI for the twelve weeks ended April 1, 1998 was ($2.0) million. Revenue and operating income of FEI for the twelve weeks ended April 1, 1998 were $116.2 million and $5.7 million, respectively.

Net income was $1,299 million for the two quarters ended July 1, 1998 as compared to a net loss of ($84.0) million for the prior year comparable period primarily as a result of the adoption of fresh start reporting and the extraordinary gain discussed above.

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


                                                                                         Two Quarters Ended
(In millions)                                                                   July 1, 1998          July 2, 1997 (a)
                                                                                -------------        -----------------

Denny's                                                                         $      85.4            $         77.1
Coco's                                                                                 18.4                      18.0
Carrows                                                                                10.8                      12.7
El Pollo Loco                                                                          11.5                       9.7
Corporate and other                                                                   (14.0)                    (19.3)
                                                                                ------------           --------------
                                                                                $     112.1            $         98.2
                                                                                ============           ==============


(a) Excludes the EBITDA of Hardee's and Quincy's of $30.5 million and $8.8 million, respectively, for comparability purposes.

Restaurant Operations:

Denny's

                                                                                  Two Quarters Ended
                                                                                                                          %
                                                                     July 1, 1998            July 2, 1997        Increase/(Decrease)
                                                                     ------------            ------------        -------------------
($ in millions, except average unit and comparable store data)
U.S. system wide sales                                               $   940.5               $   951.2                   (1.1)
                                                                     =========                   =====

Net company sales                                                    $   546.7               $   581.4                   (6.0)
Franchise and licensing revenue                                           32.7                    30.1                    8.6
                                                                     ---------                   -----
   Total revenue                                                         579.4                   611.5                   (5.2)
                                                                     ---------                   -----
Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                    38.0                    --                        NM
   Other                                                                 536.9                   557.4                   (3.7)
                                                                     ---------                   -----
   Total operating expenses                                              574.9                   557.4                     3.1
                                                                     ---------                   -----
Operating income                                                     $     4.5               $    54.1                   (91.7)
                                                                     =========                   =====
Average unit sales
   Company-owned                                                     $ 623,700               $ 652,000                    (4.3)
   Franchise                                                         $ 527,800               $ 542,500                    (2.7)

Comparable store data (Company-owned)
   Comparable store sales increase (decrease)                             (1.0%)                  (3.9%)
   Average guest check                                               $    5.79               $    5.48                     5.7

NM = Not Meaningful

Denny's NET COMPANY SALES decreased by $34.7 million (6.0%) during the two quarters ended July 1, 1998 as compared with the prior year comparable period. The decrease primarily reflects a $21.7 million impact resulting from five fewer reporting days in the first quarter of 1998 in comparison to the prior year period, a $6.7 million impact associated with 17 fewer Company-owned units and a $5.2 million impact related to the decrease in comparable store sales. The decrease in Company-owned units is consistent with the Company's strategy of focusing on growth through franchising and the sale of Company-owned units to franchisees to stimulate such growth, along with selected closures where continued Company operation is considered uneconomical. The decline in the comparable store sales was driven by lower guest counts, partially offset by an increase in the average guest check. The average guest check increase resulted from menu price increases initiated to keep pace with minimum wage and other cost increases and from successful promotions of higher-priced menu items. FRANCHISE AND LICENSING REVENUE increased by $2.6 million (8.6%), reflecting 60 additional franchised units at the 1998 period end compared to the 1997 period end, a direct result of 1997 franchising efforts which resulted in the opening of 77 Denny's franchise units, a record number for the Company.

Denny's OPERATING EXPENSES increased by $17.5 million compared to the prior year period. The comparability of 1998 and 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $38.0 million for the 25 weeks ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $17.4 million. Excluding the effect of fresh start reporting, operating expenses decreased $37.9 million (6.8%), reflecting the effect of five fewer reporting days, 17 fewer Company-owned units, increased advertising spending and an increase of $7.3 million in gains on sales of units in comparison to the 1997 period. Additionally, Denny's operating expenses for the period have been reduced by $3.0 million to reflect a nonrecurring real estate transaction, whereby Denny's has agreed to the inclusion of a Company-owned unit in a redevelopment project.

Excluding the impact of fresh start reporting, Denny's OPERATING INCOME for the two quarters ended July 1, 1998 increased by

$5.8 million over the prior year comparable period as a result of the factors noted above.

Coco's


                                                                                 Two Quarters Ended                       %
                                                                        July 1, 1998          July 2, 1997       Increase/(Decrease)
                                                                        ------------          ------------        ------------------

($ in millions, except average unit and comparable store data)
U.S. system wide sales                                                  $   140.5             $   143.3                  (2.0
                                                                        =========            ==========

Net company sales                                                       $   129.2             $   138.5                  (6.7)
Franchise and licensing revenue                                               1.8                   2.0                 (10.0)
                                                                        ---------           -----------
  Total revenue                                                             131.0                 140.5                  (6.8)
                                                                        ---------           -----------
Operating expenses:
  Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                                        10.8                  --                      NM
 Other                                                                      122.4                 130.8                  (6.4)
                                                                        ---------           -----------
 Total operating expenses                                                   133.2                 130.8                   1.8
                                                                        ---------           -----------
Operating (loss) income                                                 $    (2.2)            $     9.7                    NM
                                                                        =========           ===========

Average unit sales
   Company-owned                                                        $ 735,000             $ 753,000                  (2.4)
   Franchised                                                           $ 663,900             $ 874,900                 (24.1)
Comparable store data (Company-owned)
   Comparable store sales decrease                                           (0.4%)                (1.1%)
   Average guest check                                                  $    7.07             $    6.66                   6.2

NM = Not Meaningful


Coco's NET COMPANY SALES for the two quarters ended July 1, 1998 decreased $9.3 million (6.7%) as compared to the prior year comparable period. The decrease includes a $4.8 million impact due to six fewer reporting days compared to the prior year comparable period. The remaining decrease reflects a 10-unit decrease in the number of Company-owned restaurants and a slight decrease in comparable store sales. The decrease in comparable store sales is due to a decrease in customer traffic offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. FRANCHISE AND FOREIGN LICENSING REVENUE decreased $0.2 million (10.0%) for the two quarters ended July 1, 1998 as compared to the prior year comparable period, resulting primarily from a stronger dollar versus the yen. This decline was partially offset by the addition of 10 domestic franchised units and a net increase of 10 foreign licensed units over the prior year. The increase in the number of franchised units also explains the large variance in franchise average unit sales as the calculation for the prior year reflected only a small number of franchised units (seven units).

Coco's OPERATING EXPENSES for the two quarters ended July 1, 1998 increased $2.4 million as compared to the prior year comparable period. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $10.8 million for the two quarters ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an increase in amortization and depreciation of $1.6 million. Excluding the effect of the impact of fresh start reporting, operating expenses decreased $10.0 million (7.6%), reflecting the effect of six fewer reporting days than in the prior year comparable period, the 10-unit decrease in Company-owned restaurants and management's continued focus on cost controls.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the two quarters ended July 1, 1998 increased $0.5 million from the prior year comparable period as a result of the factors noted above.

Carrows

                                                                                 Two Quarters Ended                     %
                                                                        July 1, 1998          July 2, 1997      Increase/(Decrease)
                                                                        ------------          ------------      -------------------
($ in millions, except average unit and comparable store data)
U.S. system wide sales                                                  $   102.9             $   109.7                (6.2)
                                                                        =========           ===========

Net company sales                                                       $    93.8             $   108.8               (13.8)
Franchise and licensing revenue                                               0.5                   0.1                  NM
                                                                        ---------           -----------
   Total revenue                                                             94.3                 108.9               (13.4)
                                                                        ---------           -----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                        8.5                  --                    NM
   Other                                                                     91.0                 103.0               (11.7)
                                                                        ---------           -----------
   Total operating expenses                                                  99.5                 103.0                (3.4)
                                                                        ---------           -----------
Operating (loss) income                                                 $    (5.2)            $     5.9                  NM
                                                                        =========           ===========

Average unit sales
Company-owned                                                           $ 671,500             $ 688,900                (2.5)
Franchise                                                               $ 577,000                  NM

Comparable store data (Company-owned)
   Comparable store sales increase (decrease)                                (1.3%)                (2.0%)
   Average guest check                                                  $    6.85             $    6.44                 6.4

NM = Not Meaningful



Carrows' NET COMPANY SALES decreased $15.0 million (13.8%) for the two quarters ended July 1, 1998 as compared to the prior year comparable period. The decrease reflects a $3.8 million impact due to six fewer reporting days compared to the prior year. The remaining decrease reflects a 19-unit decrease in the number of Company-owned restaurants, 13 of which were converted to franchise units, and a decrease in comparable store sales. The decrease in comparable store sales is largely due to a decrease in customer traffic offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in July 1997 and February 1998 in response to minimum wage increases. FRANCHISE REVENUE increased $0.4 million for the two quarters ended July 1, 1998 as compared to the prior year comparable period. This increase resulted from the addition of 17 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES for the two quarters ended July 1, 1998 decreased $3.5 million compared to the prior year comparable period. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $8.5 million for the two quarters ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an increase in amortization and depreciation of $1.1 million. Excluding the effect of the impact of fresh start reporting, operating expenses decreased $13.1 million (12.7%), reflecting the effect of six fewer reporting days than in the prior year comparable period, the 19-unit decrease in Company-owned restaurants and management's continued focus on cost controls.

Excluding the impact of the adoption of fresh start reporting, OPERATING INCOME for the two quarters ended July 1, 1998 decreased $1.5 million from the prior year comparable quarter as a result of the factors noted above.

El Pollo Loco

                                                                                 Two Quarters Ended                         %
                                                                         July 1, 1998         July 2, 1997      Increase/(Decrease)
                                                                        ----------------      -------------     -------------------
($ in millions, except average unit and comparable store data)
U.S. system wide sales                                                    $   118.4             $   116.9                 1.3
                                                                          ==========            =========

Net company sales                                                         $    57.1             $    58.1                (1.7)
Franchise and licensing revenue                                                 7.8                   7.3                 6.9
                                                                          ----------            ---------
   Total revenue                                                               64.9                  65.4                (0.8)
                                                                          ----------            ---------
Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                          5.4                  --                    NM
   Other                                                                       57.1                  58.4                (2.2)
                                                                          ---------             ---------
   Total operating expenses                                                    62.5                  58.4                 7.0
                                                                          ---------             ---------
Operating income                                                          $     2.4             $     7.0               (65.7)
                                                                          =========             =========


Average unit sales
   Company-owned                                                          $ 577,900             $ 611,800                (5.5)
   Franchise                                                              $ 416,400             $ 443,000                (6.0)

Comparable store data (Company-owned)
   Comparable store sales increase (decrease)                                  (2.4%)                (0.9%)
   Average guest check                                                    $    6.88             $    6.69                 2.8

NM = Not Meaningful



El Pollo Loco's NET COMPANY SALES decreased $1.0 million (1.7%) during the two quarters ended July 1, 1998 compared with the prior year comparable period. The decrease includes a $2.3 million impact due to seven fewer reporting days in the current period compared to last year . In addition, the decrease is attributable to a decline in comparable store sales which reflects lower guest counts, partially offset by an increase in the average guest check resulting from increased menu pricing implemented in response to minimum wage increases. These impacts were partially offset by added revenue attributed to the six-unit increase in the number of Company-owned restaurants. FRANCHISE AND LICENSING REVENUE increased by $0.5 million (6.9%) to $7.8 million, reflecting 11 additional franchised units in 1998 compared to 1997.

El Pollo Loco's OPERATING EXPENSES increased by $4.1 million compared to 1997. The comparability of 1998 to 1997 operating results is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $5.4 million for the 25 weeks ended July 1, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $1.3 million. Excluding the impact of fresh start accounting, operating expenses decreased $2.6 million (4.5%) compared to 1997, reflecting fewer reporting days in the current period and aggressive food cost controls. This decrease also reflects a $0.7 million nonrecurring insurance recovery recorded in the current year period as a reduction to operating expenses.

Excluding the impact of the adoption of fresh start reporting, El Pollo Loco's OPERATING INCOME for the two quarters ended July 1, 1998 increased by $2.1 million compared to the prior year period as a result of the factors noted above.

Liquidity and Capital Resources

On the Effective Date the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") and other lenders named therein providing the Company (excluding FRD Acquisition Co.) with a $200 million senior secured revolving credit facility (the "Credit Facility"). In connection with the closing of the sales of FEI and Quincy's, the Credit Facility was amended to accommodate the sale transactions and in-substance defeasance associated with the FEI disposition. In addition, the Credit Facility was amended to provide the Company flexibility to reinvest the residual sales proceeds through additional capital expenditures and/or strategic acquisitions, as well as to modify certain other covenants and financial tests affected by the sale transactions. The commitments under the Credit Facility were not reduced as a result of the FEI and Quincy's sales. At July 1, 1998, Advantica had no outstanding working capital advances against the Credit Facility; however, letters of credit outstanding were $57.5 million.

As of July 1, 1998 and December 31, 1997, the Company had working capital deficits, exclusive of net assets held for sale, of $44.3 million and $230.2 million, respectively. The decrease in the deficit is attributable primarily to an increase in cash and cash equivalents from the sales of FEI and Quincy's. As discussed in further detail in Note 5 to the consolidated financial statements included herein, on April 1, 1998 the Company sold FEI, receiving cash proceeds of $380.8 million. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to the Mortgage Financings) was used to effect an in-substance defeasance of the Mortgage Financings. Together with capital lease obligations assumed by the buyer, this resulted in a reduced debt load for the Company. The remaining proceeds from the sale after transaction expenses will increase the Company's short-term liquidity and be available for capital expenditures, repurchase of public debt or acquisitions, as appropriate. On June 10, 1998 the Company sold Quincy's, receiving cash proceeds of approximately $80.5 million. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

                                                    PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

The information required by this item is furnished by incorporation by reference to the information regarding the material features of the Plan contained in Note 2 -- Reorganization, of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Advantica was held on Thursday, June 18, 1998 at which meeting the following matters were voted on by the stockholders of
Advantica:

(i)      Election of Directors
         ---------------------


                                                                 Votes Against
            Name                      Votes For                   or Withheld
            ----                      ---------                   -----------

James B. Adamson                     30,365,218                     99,774
Robert H. Allen                      30,357,397                     107,595
Ronald E. Blaylock                   30,359,221                     105,771
Vera King Farris                     30,357,681                     107,311
James J. Gaffney                     30,358,994                     105,998
Irwin N. Gold                        30,359,445                     105,547
Robert E. Marks                      30,359,445                     105,547
Charles F. Moran                     30,362,354                     102,638
Elizabeth A. Sanders                 30,357,953                     107,039
Donald R. Shepherd                   30,357,236                     107,756


(ii)     Ratification of the Selection of Auditors
         -----------------------------------------


         Votes For                 Votes Against                Votes Abstaining
         ---------                 -------------                ----------------
         30,398,890                   31,384                         34,718

(iii)    Approval of 1998 Incentive Compensation for the Company's employees
         -------------------------------------------------------------------


         Votes For                 Votes Against                Votes Abstaining                Broker Non-Votes
         ---------                 -------------                ----------------                ----------------
         25,816,902                   1,521,520                       63,599                         3,062,971



(iv)     Approval of 1998 Advantica Restaurant Group Officer Stock Option Plan
         ---------------------------------------------------------------------


         Votes For                 Votes Against                Votes Abstaining                Broker Non-Votes
         ---------                 -------------                ----------------                ----------------
         17,803,313                  2,398,471                       65,187                        10,198,021


(v)      Approval of 1998 Advantica Restaurant Group Officer Director Stock
         ------------------------------------------------------------------
         Option Plan
         ------ ----




         Votes For                 Votes Against                Votes Abstaining                Broker Non-Votes
         ---------                 -------------                ----------------                ----------------
         17,038,135                  3,151,921                       75,915                        10,199,021



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.        The following are included as exhibits to this report:

EXHIBIT
  NO.     DESCRIPTION

  10.1 Amendment No. 2 and Waiver, dated as of May 21, 1998, relating to the Credit Agreement, dated as of January 7, 1998, among certain Advantica subsidiaries, as borrowers, Advantica, as a guarantor, the lenders named therein, and The Chase Manhattan Bank, as administrative agent.

*10.2 Stock Purchase Agreement by and among Buckley Acquisition Corporation, Spartan Holdings, Inc. and Advantica Restaurant Group, Inc., dated as of May 13, 1998 (incorporated by reference to Exhibit 99.1 to Advantica's Form 8-K filed June 25, 1998).

   27    Financial Data Schedule

-----------------------------------

 * Certain of the exhibits to this Quarterly Report on Form 10-Q, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

 b. On April 16, 1998, the Company filed a report on Form 8-K reporting under Item 2. providing certain information under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) thereof regarding the consummation of the sale of the capital stock of FEI to CKE on April 1, 1998. Additionally, on June 25, 1998, the Company filed a report on Form 8-K reporting certain information under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits) thereof regarding the consummation of the sale of the capital stock of Quincy's to BAC on June 10, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ADVANTICA RESTAURANT GROUP, INC.




Date:    August 17, 1998                   By:__________________________
                                           Rhonda J. Parish
                                           Executive Vice President,
                                           General Counsel and Secretary





Date:     August 17, 1998                  By:__________________________
                                           Ronald B. Hutchison
                                           Executive Vice President and
                                           Chief Financial Officer