Form 10-Q
period 1998-09-30
ADVANTICA RESTAURANT GROUP INC
filed 1998-11-05
CIK 852772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number                0-18051


                     ADVANTICA RESTAURANT GROUP, INC.
-------------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

                  Delaware                               13-3487402
      ----------------------------------          ---------------------
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

Yes   [X]           No   [ ]

As of October 30, 1998, 40,009,889 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Advantica Restaurant Group, Inc
Statements of Consolidated Operations
(Unaudited)


                                            Successor Company     Predecessor Company
                                              Quarter Ended          Quarter Ended
                                             September 30, 1998     October 1, 1997
                                            --------------------    ---------------
(In thousands, except per share amounts)
Net company sales                                $ 438,448               $ 441,704
Franchise and licensing revenue                     23,225                  21,255
                                                    ------                 -------
Operating revenue                                  461,673                 462,959
                                                   -------                 -------
Operating expenses:
   Product costs                                   124,161                 124,395
   Payroll and benefits                            167,600                 171,847
   Amortization of reorganization value in
      excess of amounts allocable to
      identifiable assets                           34,475                    ---
   Depreciation and amortization of property        30,506                  23,104
   Amortization of other intangibles                 4,587                   3,703
   Utilities expense                                19,487                  19,557
   Other                                            88,403                  86,073
                                                    ------                 -------
                                                   469,219                 428,679
                                                   -------                 -------
Operating (loss) income                             (7,546)                 34,280
Other charges:
   Interest and debt expense, net
      (contractual interest, net, for the
      quarter ended October 1, 1997 is $58,703)     28,485                  34,984

   Other, net                                            9                     836
                                                    -------                 ------
Loss before reorganization items and taxes         (36,040)                 (1,540)

Reorganization items                                  ---                   11,613
                                                    -------                --------
Loss before taxes                                  (36,040)                (13,153)

Provision for income taxes                             500                     320
                                                     -----                   -----
Loss from continuing operations                    (36,540)                (13,473)
Discontinued operations:
   Loss from operations of discontinued
    operations, net of applicable
     income tax benefit of:  1997 -- $162             ---                   (4,286)
                                                   -------                  ------
Net loss                                           (36,540)                (17,759)

Dividends on preferred stock                           ---                  (3,543)
                                                     ------                 ------
Net loss applicable to common shareholders       $ (36,540)             $  (21,302)
                                                  =========              ==========

Basic and diluted per share amounts
  applicable to
  common shareholders:
   Loss from continuing operations               $   (0.91)             $    (0.40)

   Loss from discontinued operations                   ---                   (0.10)
                                                   -------                 ---------
   Net loss                                      $   (0.91)             $    (0.50)
                                                 =========                 =========

Average outstanding and equivalent common
shares                                             40,010                   42,434
                                                   ======                  ========


                              See accompanying notes

Advantica Restaurant Group, Inc
Statements of Consolidated Operations
(Unaudited)

                                              Successor              Predecessor
                                             Company                   Company
                                                              --------------------------
                                           Thirty-Eight       One Week        Three Quarters
                                            Weeks Ended         Ended             Ended
                                              September       January 7,         October 1,
                                             30, 1998           1998              1997
                                           --------------    -------------    --------------
(In thousands, except per share amounts)

Net company sales                          $  1,233,482       $   31,986       $ 1,328,535
Franchise and licensing revenue                  64,348            1,602            60,720
                                                 --------          -----         ---------

Operating revenue                             1,297,830           33,588         1,389,255
                                              ---------           ------         ---------
Operating expenses:
   Product costs                                340,424            8,638           371,832
   Payroll and benefits                         491,054           13,803           532,198
   Amortization of reorganization value
      in excess of amounts
      allocable to identifiable assets          106,777              ---              ---
   Depreciation and amortization of
    property                                     89,014            1,660            62,439
   Amortization of other intangibles             10,648               24             8,035
   Utilities expense                             53,645            1,039            56,084
   Other                                        248,917             (236)          269,939
                                               --------             ----          ---------

                                              1,340,479           24,928         1,300,527
                                              ---------           ------         ---------
Operating (loss) income                         (42,649)           8,660            88,728
Other charges (credits):
   Interest and debt expense, net
    (contractual interest, net, for the
    one week ended January 7, 1998 --
    $4,795; for the three
    quarters ended October 1,
    1997 -- $156,956)                            86,109            2,669           133,237

   Other, net                                     1,145             (313)              746
                                                  --------         ----                ---
(Loss) income before reorganization items
  and taxes                                    (129,903)           6,304           (45,255)
Reorganization items                               ---          (714,207)           23,549
                                                  --------       --------           ------
(Loss) income before taxes                     (129,903)         720,511           (68,804)

Provision for (benefit from) income
   taxes                                          1,500          (13,829)            1,674
                                                  --------      --------            ------
(Loss) income from continuing operations       (131,403)         734,340           (70,478)
Discontinued operations:
   Reorganization items of discontinued
      operations, net of income tax
      provision of $7,509                          ---            48,887              ---
   Loss from operations of discontinued
      operations, net of applicable
      income tax benefit of : 1998 -- $0; 1997
      -- $190                                    (1,507)          (1,154)          (31,280)
                                               --------          ------            --------
(Loss) income before extraordinary item        (132,910)         782,073          (101,758)

Extraordinary item                                 ---          (612,845)              ---
                                                  ------        --------            ------

Net (loss) income                              (132,910)       1,394,918          (101,758)


Dividends on preferred stock                       ---             (273)           (10,631)
                                                   ------          ----         ---------
Net (loss) income applicable to common
shareholders                                $  (132,910)      $ 1,394,645       $ (112,389)
                                               ==========     ===========       ==========

Per share amounts applicable to common shareholders:
Basic (loss) income per share:
   (Loss) income from continuing
      operations                            $     (3.28)      $     17.30       $   (1.91)
   (Loss) income from discontinued
      operations                                  (0.04)             1.13           (0.74)

   Extraordinary item                              ---              14.44             ---
                                              ----------       -----------       ----------
   Net (loss) income                         $    (3.32)       $    32.87      $    (2.65)
                                              ==========       ===========       ==========

Average outstanding and equivalent common
   shares                                        40,005            42,434           42,434
                                               ========            ======           ======

Diluted (loss) income per share:
   (Loss) income from continuing
      operations                             $    (3.28)       $    13.32       $    (1.91)
   (Loss) income from discontinued
      operations                                  (0.04)             0.87            (0.74)

   Extraordinary item                               ---             11.11              ---
                                           ------------        ----------       ----------
   Net (loss) income                         $    (3.32)       $    25.30       $    (2.65)
                                           ============        ==========       ==========


Average outstanding and equivalent common
   shares                                        40,005            55,132           42,434
                                                =======            ======           ======


                             See accompanying notes

                        Advantica Restaurant Group, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                 Successor Company
                                                      September 30,    Predecessor Company
                                                       1998             December 31, 1997
                                                       -----            -----------------
 (In thousands)
 Assets
 Current Assets:

    Cash and cash equivalents                       $  259,786              $  54,079
    Receivables, less allowance for doubtful
       accounts of:
       1998 -- $4,299; 1997 -- $4,177                   19,246                 12,816
    Inventories                                         18,532                 18,161
    Net assets held for sale                              ---                 350,712
    Other                                               18,836                 44,568
    Restricted investments securing
      in-substance defeased debt                        19,680                   ---
                                                        ------                -------

                                                       336,080               480,336
                                                       -------               --------

 Property and equipment                                791,231             1,144,617

 Less accumulated depreciation                         (90,259)             (518,780)
                                                     ----------              --------

                                                       700,972               625,837
                                                     ----------              --------

 Other Assets:
  Reorganization value in excess of amounts
     allocable to identifiable assets,
     net of accumulated amortization of:
       1998 -- $106,777                                610,907                   ---
  Goodwill, net of accumulated amortization of:
       1997 -- $8,061                                     ---                207,918
  Other intangible assets, net of accumulated
     amortization of: 1998 -- $10,648; 1997
     -- $1,376                                         221,463                14,897
   Deferred financing costs, net                        27,714                56,716
   Other                                                31,562                25,365
   Restricted investments securing in-substance
    defeased debt                                      168,103                   ---
                                                       -------             ---------

                                                     1,059,749               304,896
                                                     ---------             ---------
 Total Assets                                       $2,096,801           $ 1,411,069
                                                    ==========           ===========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)


                                          Successor Company    Predecessor Company
                                          September 30, 1998   December 31, 1997
                                          ------------------   -------------------
 (In thousands)
 Liabilities
 Current Liabilities:
    Current maturities of notes and
       debentures                               $   32,730           $   37,572
    Current maturities of capital lease
       obligations                                  18,020               19,398
    Current maturities of in-substance
       defeased debt                                12,165                 ---
    Accounts payable                                82,467              103,262
    Accrued salaries and vacations                  50,151               55,367
    Accrued insurance                               33,664               34,277
    Accrued taxes                                   35,401               25,078
    Accrued interest                                30,663               15,473

    Other                                           99,842               69,405
                                                    ------               ------

                                                   395,103              359,832
                                                   -------              -------
 Long-Term Liabilities:
    Notes and debentures, less current
       maturities                                  958,734              510,533
    Capital lease obligations, less
       current maturities                           73,040               83,642
    In-substance defeased debt, less
       current maturities                          174,603                 ---
    Deferred income taxes                            5,133               10,015
    Liability for self-insured claims               45,172               52,764
    Other noncurrent liabilities and
     deferred credits                              160,510              144,333
                                                   -------              -------

                                                 1,417,192              801,287
                                                 ---------              -------
 Total liabilities not subject to
 compromise                                      1,812,295            1,161,119

 Liabilities subject to compromise                    ---             1,612,400
                                                 ---------            ---------

    Total liabilities                            1,812,295            2,773,519
                                                 ---------            ---------

 Shareholders' Equity (Deficit)                    284,506           (1,362,450)
                                                   -------           ----------
 Total Liabilities and Shareholders'
 Equity (Deficit)                              $ 2,096,801          $ 1,411,069
                                               ===========          ===========









                              See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)




                                         Successor Company           Predecessor Company
                                             Thirty-Eight       ----------------------------
                                                 Weeks          One Week      Three Quarters
                                                 Ended           Ended          Ended
                                             September 30,     January 7,      October 1,
(In thousands)                                   1998            1998           1997
                                                 -----           -----          ----
Cash Flows from Operating Activities:
Net (loss) income                           $ (132,910)         $1,394,918  $ (101,758)
Adjustments to reconcile net loss to cash
   flows from operating activities:
   Amortization of reorganization value in
      excess of  amounts
      allocable to identifiable assets         106,777              ---           ---
   Depreciation and amortization of
      property                                  89,014             1,660        62,439
   Amortization of other intangible assets      10,648               24          8,035
   Amortization of deferred financing
      costs                                      4,981               111         5,034
   Amortization of deferred gains               (8,315)             (218)       (8,150)
   Deferred income tax provision (benefit)          ---          (13,856)        2,092
   Gain on sale of restaurants                    (630)           (7,653)         (956)
   Extraordinary gain                               ---         (612,845)           ---
   Noncash reorganization items                     ---         (714,550)           ---
   Equity in (income) loss from
      discontinued operation, net                 1,507          (47,733)        31,280
   Amortization of debt premium                 (10,714)             ---           ---
   Write-off deferred financing costs               ---              ---          2,533
   Other                                            473             (333)        (2,270)
Decrease (increase) in assets:
   Receivables                                  (10,615)          (2,054)         1,937
   Inventories                                     (819)             237          3,234
   Other current assets                          (4,188)           2,457         12,430
   Assets held for sale                          (2,869)           1,488          ---
   Other assets                                  19,573           (1,049)        (8,390)
Increase (decrease) in liabilities:
   Accounts payable                             (15,566)          (5,534)       (34,518)
   Accrued payroll and related                  (13,501)           6,199            163
   Accrued taxes                                (15,263)            (894)         2,142
   Other accrued liabilities                    (32,113)           9,562         20,520
   Other noncurrent liabilities and
      deferred credits                            1,848           (1,302)        (4,222)
                                                   -----          ------         ------
Net cash flows from operating activities
   before reorganization activities             (12,682)            8,635        (8,425)
                                                -------             -----         -----
   Increase in liabilities from reorganization
    activities:
     Accrued payroll and related                    ---               ---            627

     Other accrued liabilities                      ---               ---          2,417
                                                  ------              ---          -----

Net cash flows from operating activities       (12,682)              8,635       (5,381)
                                               -------               -----        -----
Cash Flows from Investing Activities:
   Purchase of property                        (33,466)                (1)      (26,735)
   Proceeds from disposition of property         1,410              7,255        10,403
   (Advances to) receipts from
      discontinued operations                    1,504                647       (30,574)
   Proceeds from sale of discontinued
      operations, net                          460,424                ---           ---
   Purchase of investments securing
      in-substance
      defeased debt                           (201,713)              ------
   Proceeds from maturity of investments
      securing in-substance defeased debt       14,213                ---           ---


   Other, net                                   (1,695)               ---            71
                                                ------              ------        ------
Net cash flows provided by (used in)
investing activities                           240,677             7,901        (46,835)
                                               -------             --------     ---------

                              See accompanying notes

                        Advantica Restaurant Group, Inc.
                      Statements of Consolidated Cash Flows
                                   (Unaudited)


                                      Successor
                                       Company                 Predecessor Company
                                       Thirty-Eight     --------------------------------
                                        Weeks Ended        One Week       Three Quarters
                                       September 30,         Ended             Ended
                                           1998         January 7, 1998   October 1, 1997
                                           -----        ---------------   ---------------
(In thousands)
Cash Flows from Financing Activities:
   Long-term debt payments             $   (26,962)      $  (6,891)        $  (8,942)

   Deferred financing costs                    ---          (4,971)           (1,533)
                                            ------          ------            ------
Net cash flows used in financing
activities                                 (26,962)         (11,862)          (10,475)
                                           -------          -------           -------

Increase (decrease) in cash and cash
equivalents                                201,033            4,674         (62,691)
Cash and Cash Equivalents at:

Beginning of period                         58,753           54,079          92,369
                                            ------           ------         -------

End of period                            $ 259,786          $58,753        $ 29,678
                                         ===========         ======        =========



                              See accompanying notes

                    ADVANTICA RESTAURANT GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998
                               (Unaudited)

Note 1.  General
         -------

Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc.) ("Advantica" or, together with its subsidiaries including precedessors, the "Company"), through its wholly-owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), owns and operates the Denny's, Coco's, Carrows and El Pollo Loco restaurant brands. On April 1, 1998 the Company consummated the sale of Flagstar Enterprises, Inc. ("FEI"), the wholly-owned subsidiary which had operated the Company's Hardee's restaurants under licenses from Hardee's Food Systems ("HFS") (See Note 5). In addition, on June 10, 1998, the Company consummated the sale of Quincy's Restaurants, Inc. ("Quincy's"), the wholly-owned subsidiary which had operated the Company's Quincy's Family Steakhouse restaurants (See Note 5).

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 1997 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 1997 Annual Report on Form 10-K (the "Advantica 10-K"). The results of operations for the 38 weeks ended September 30, 1998 and the one week ended January 7, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 30, 1998.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Reorganization
        --------------

On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI") and Flagstar Corporation ("Flagstar," and collectively with FCI, the "Debtors") emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar, a wholly-owned subsidiary of FCI, merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. The bankruptcy proceedings began when FCI, Flagstar and Flagstar Holdings, Inc. ("Holdings") filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court for the District of South Carolina. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997 (the "Petition Date"). FCI's operating subsidiaries, including Denny's Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

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

(c) Advantica had 100 million authorized shares of Common Stock (of which 40 million were issued and outstanding on the Effective Date) and 25 million authorized shares of preferred stock (none of which are currently outstanding). Pursuant to the Plan, 10% of the number of shares of Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, was reserved for issuance under a new management stock option program. Additionally, 4 million shares of Common Stock were reserved for issuance upon the exercise of new warrants expiring January 7, 2005 that were issued and outstanding on the Effective Date and that entitle the holders thereof to purchase in the aggregate 4 million shares of Common Stock at an exercise price of $14.60 per share (the "Warrants");

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

(f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (i) shares of Common Stock equivalent to 4.5% of the Common Stock issued on the Effective Date and (ii) 100% of the Warrants issued on the Effective Date; and

(g) Advantica refinanced its prior credit facilities by entering into the Credit Facility (as defined below).

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

The reorganization of the Company on January 7, 1998 constituted an ownership change under Section 382 of the Internal Revenue Code and therefore the use of any of the Company's NOLS and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of approximately $21 million for NOLS and $7 million for tax credits.

The Company's financial statements as of December 31, 1997 have been presented in conformity with the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all prepetition liabilities of the Debtors that are subject to compromise under the Plan (as defined in Note 7) are segregated in the Company's Consolidated Balance Sheet as liabilities subject to compromise. These liabilities are recorded at the amounts allowed as claims by the Bankruptcy Court in accordance with the Plan. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceedings or that it is probable to be an allowed priority, secured or unsecured claim. Accordingly, and in view of the terms of the Plan, as of July 11, 1997, the Company ceased recording interest on its 11.25% Debentures, 11 3/8% Debentures and 10% Convertible Debentures. The contractual interest expense for the three quarters ended October 1, 1997 and the week ended January 7, 1998 is disclosed in the accompanying Statements of Consolidated Operations.

Note 3. Fresh Start Reporting
        ---------------------

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and requires the adjustment of assets and liabilities to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). In conjunction with the revaluation of assets and liabilities, a reorganization value for the entity is determined which generally approximates the fair value of the entity before considering debt and approximates the amount a buyer would pay for the assets of the entity after reorganization. Under fresh start reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the emerging entity, such amount is reported as "reorganization value in excess of amount allocable to identifiable assets." Advantica is amortizing such amount over a five-year period. All financial statements for any period subsequent to the Effective Date are referred to as "Successor Company" statements, as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

The Company has estimated a range of reorganization value between approximately $1,631 million and $1,776 million. Such reorganization value is based upon a review of the operating performance of 17 companies in the restaurant industry that offer products and services that are comparable to or competitive with the Company's various operating concepts. Multiples were established for these companies with respect to the following: (i) enterprise value (defined as market value of outstanding equity, plus debt, minus cash and cash equivalents)/revenues for the four most recent fiscal quarters; (ii) enterprise value/earnings before interest, taxes, depreciation, and amortization for the four most recent fiscal quarters; and (iii) enterprise value/earnings before interest and taxes for the four most recent fiscal quarters. The Company did not independently verify the information for the comparative companies considered in its valuations, which information was obtained from publicly available reports. The foregoing multiples were then applied to the Company's financial forecast for each of its six restaurant chains or concepts. Valuations achieved in selected merger and acquisition transactions involving comparable businesses were used as further validation of the valuation range. The valuation also takes into account the following factors, not listed in order of importance:

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

The effect of the Plan and the adoption of fresh start reporting on the Company's January 7, 1998 balance sheet are as follows:


                                 Predecessor     Adjustments      Adjustments       Successor
                                    Company          for           for Fresh         Company
                               January 7, 1998   Reorganization  Start Reporting   January 7, 1998
                               ---------------   --------------  ---------------   ---------------
(In thousands)                                          (a)            (b)
Assets
Current Assets:

   Cash and cash equivalents           $  58,753                                $   58,753
   Receivables, net                       15,247                  $     (689)       14,558
   Inventories                            20,424                        (425)       19,999
   Net assets held for sale              288,039                     110,027       398,066
   Other                                  43,670                        (496)       43,174
Property and equipment, net              719,152                      64,501       783,653
Other Assets:
   Goodwill, net                         207,820                    (207,820)          ---
   Other intangible assets, net           12,954                     216,995       229,949
   Deferred financing costs, net          58,590      $ (25,218)         (61)       33,311
   Other                                  22,416                      (6,684)       15,732
     Reorganization value in excess of
       amounts allocable to
       identifiable assets                   ---                      761,736      761,736
                                       ---------      ----------     --------      -------
                                     $ 1,447,065      $ (25,218)  $   937,084   $2,358,931
                                       =========      ==========  ===========   ==========

Liabilities and Shareholders' Equity
Liabilities
Current Liabilities:
   Current maturities of notes and
     debentures                         $ 30,913                                $   30,913
   Current maturities of capital
     lease obligations                    17,863                                    17,863
   Accounts payable                      106,678                                   106,678
   Accrued salaries and vacations         62,648                   $    4,355       67,003
   Accrued insurance                      36,104                          292       36,396
   Accrued taxes                          40,142                        2,662       42,804
   Accrued interest and dividends         16,652                                    16,652
   Other                                  95,152                        8,008      103,160
Long-Term Liabilities:
   Notes and debentures, less current
      maturities                         510,523   $   592,005         72,388    1,174,916
   Capital lease obligations, less
      current maturities                  87,667                          216       87,883
   Deferred income taxes                   5,097                                     5,097
   Liability for self-insured claims      55,444                        4,700       60,144
   Other noncurrent liabilities and
      deferred credits                   134,187                       57,908      192,095
Liabilities subject to compromise      1,613,532   (1,613,532)                         ---

Shareholders' Equity                   (1,365,537)     996,309        786,555      417,327
                                       ----------  ----------       ---------   ----------
                                       $1,447,065  $  (25,218)      $ 937,084   $2,358,931
                                       ==========  ==========       =========   ==========



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

Note 4. Extraordinary Gain
        ------------------

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

Note 5.Dispositions of Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc.
       ------------------------------------------------------------------------

On April 1, 1998 (the "Disposition Date"), the Company completed the sale to CKE Restaurants, Inc. ("CKE") of all of the capital stock of FEI, which had operated the Company's Hardee's restaurants under licenses from HFS, a wholly-owned subsidiary of CKE, for $427 million. This amount includes the assumption by CKE of $46 million of capital leases. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to certain mortgage financings as defined below) was applied to in-substance defease the 10.25% Guaranteed Secured Bonds due 2000 (the "Spartan Mortgage Financings") of Spardee's Realty, Inc., a wholly-owned subsidiary of FEI, and Quincy's Realty, Inc., a wholly-owned subsidiary of Quincy's with a book value of $198.9 million plus accrued interest of $6.9 million at April 1, 1998. The Spartan Mortgage Financings were collateralized by certain assets of Spardee's Realty, Inc. and Quincy's Realty, Inc. The Company replaced such collateral through the purchase of a portfolio of United States Government and AAA rated investment securities which were deposited with the collateral agent with respect to the Spartan Mortgage Financings to satisfy principal and interest payments under such Spartan Mortgage Financings through the stated maturity date in the year 2000. Such investments are reflected in the Consolidated Balance Sheet under the caption "Restricted investments securing in-substance defeased debt." The Spartan Mortgage Financings are reflected in the Consolidated Balance Sheet under the caption "In-substance defeased debt."

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

On June 10, 1998, the Company completed the sale of all of the capital stock of Quincy's, the wholly-owned subsidiary which had operated the Company's Quincy's Family Steakhouse Division, to Buckley Acquisition Corporation ("BAC") for $84.7 million (subject to adjustment). This amount includes the assumption by BAC of $4.2 million of capital leases. The resulting gain of approximately $11.9 million from such disposition is reflected as an adjustment to reorganization value in excess of amounts allocable to identifiable assets.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the 1997 period, the one week ended January 7, 1998 and the 38 weeks ended September 30, 1998 to reflect FEI and Quincy's as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operations for the 38 weeks ended September 30, 1998, the one week ended January 7, 1998 and the three quarters ended October 1, 1997 were $194.9 million and $5.7 million, $12.7 million and $0.1 million, and $600.1 million and $24.7 million, respectively. Revenue and operating income of the discontinued operations for the quarter ended October 1, 1997 were $191.2 million and $10.0 million. There was no revenue or operating income related to discontinued operations for the third quarter of 1998 due to the FEI disposition on April 1, 1998 and the Quincy's disposition on June 10, 1998.

The Company has allocated to the discontinued operations a pro-rata portion of interest and debt expense based on a ratio of the net assets of the discontinued operations to the Company's consolidated net assets as of the 1989 acquisition date of Flagstar by FCI for periods prior to January 7, 1998 and based on a ratio of the net assets of the discontinued operations to the Company's net assets after the adoption of fresh start reporting for periods subsequent to January 7, 1998. Such allocated interest expense (which is in addition to other interest expense incurred by FEI and Quincy's) included in discontinued operations for the 38 weeks ended September 30, 1998, the week ended January 7, 1998 and the three quarters ended October 1, 1997 was $3.1 million, $0.4 million and $28.1 million, respectively. Such allocated interest expense for the quarter ended October 1, 1997 was $5.1 million. There was no allocated interest expense for the third quarter due to the FEI disposition on April 1, 1998 and the Quincy's disposition on June 10, 1998.

The Consolidated Balance Sheet at December 31, 1997 presented herein has been reclassified to include the net assets of Quincy's in Net Assets Held for Sale.

Note 6. Reorganization Items
        --------------------

Reorganization items included in the accompanying Statements of Consolidated Operations for the week ended January 7, 1998 consist of the following items:


                                                                    Week Ended
                                                                 January 7, 1998
                                                                 --------------
         (In thousands)
         Net gain related to adjustments of assets and
            liabilities  to fair value                              $ (734,216)
         Professional fees and other                                     8,809
         Severance and other exit costs                                 11,200
                                                                      --------
                                                                    $ (714,207)
                                                                    ==========



Note 7. Liabilities Subject To Compromise
        ---------------------------------

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and were subject to compromise under the terms of the Plan.


                                                                         December 31, 1997
                                                                         -----------------

(In thousands)
10 3/4% Senior Notes due September 15, 2001, interest payable
   semi-annually                                                                 $ 270,000
10 7/8% Senior Notes due December 1, 2002, interest payable
   semi-annually                                                                   280,025
11.25% Senior Subordinated Debentures due November 1, 2004, interest
   payable semi-annually                                                           722,411
11 3/8% Senior Subordinated Debentures due September 15, 2003, interest
   payable semi-annually                                                           125,000
10% Convertible Junior Subordinated Debentures due 2014, interest payable semi-annually; convertible into Old Common Stock
   any time prior to maturity at $24.00 per share                                   99,259
Accrued interest                                                                   115,705
                                                                               -----------
   Total liabilities subject to compromise                                     $ 1,612,400
                                                                               ===========


Note 8. The Advantica Credit Facility
        -----------------------------

On the Effective Date the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") and other lenders named therein providing the Company (excluding FRD Acquisition Co.) with a $200 million senior secured revolving credit facility (the "Credit Facility"). In connection with the closing of the sales of FEI and Quincy's, the Credit Facility was amended to accommodate the sale transactions and in-substance defeasance of the Spartan Mortgage Financings consummated in conjunction with the sale of FEI. In addition, the Credit Facility was amended to provide the Company flexibility to reinvest the residual sales proceeds through additional capital expenditures and/or strategic acquisitions, as well as to modify certain other covenants and financial tests affected by the sales transactions. The commitments under the Credit Facility were not reduced as a result of the sales.

Note 9. Earnings Per Share Applicable to Common Shareholders
        ----------------------------------------------------

The following table sets forth the computation of basic and diluted income per share for the week ended January 7, 1998. For all other periods the effect of dilutive securities would decrease the loss per share and therefore basic per share amounts are not adjusted for dilutive securities.


                                                     For the Week ended January 7, 1998
                                                       Income         Shares       Per Share
                                                     (Numerator)   (Denominator)    Amount
                                                     -----------   -------------    -------
Income before discontinued operations and
   extraordinary item                                   $ 734,340

Less: Preferred stock dividends                              (273)
                                                         ----------

Basic EPS
Income available to common shareholders                   734,067        42,434   $  17.30
                                                                                  ========

Effect of Dilutive Securities
$2.25 Series A Cumulative Convertible Exchangeable
   Preferred Stock                                            273         8,562
10 % Convertible Junior Subordinated Debentures due
  2014                                                        ---         4,136
                                                            -------       -----
Diluted EPS
Income available to common shareholders plus assumed
   conversions                                           $ 734,340       55,132    $  13.32
                                                         =========       ======    ========



Options and warrants to purchase shares of Old Common Stock were outstanding during the week ended January 7, 1998 but were not included in the computation of diluted earnings per share because the related exercise prices were greater than the average market price of the common shares. The Predecessor Company options and warrants were effectively terminated as a result of the reorganization of the Company (See Note 2).

Note 10. New Accounting Standards
         ------------------------

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

In conjunction with the adoption of fresh start reporting upon emergence from bankruptcy (See Note 3), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $3.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of previously capitalized pre-opening costs totaling $0.6 million. Subsequent to the Effective Date, pre-opening costs are being expensed as incurred.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income and other comprehensive income items, such as revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. For the 38 weeks ended September 30, 1998, the one week ended January 7, 1998 and the three quarters ended October 1, 1997, there were no differences between net income and comprehensive income.

Note 11. Change in Fiscal Year
         ---------------------

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four 13-week quarters during the year with each quarter ending on a Wednesday. As a result of the timing of this change, the first three quarters of 1997 include more than 39 weeks of operations. Carrows and Coco's include an additional six days; Denny's includes an additional five days; and El Pollo Loco includes an additional week. The 1998 comparable period consisted of 39 weeks.

Note 12. Subsequent Event
         ----------------

On July 31, 1998 the Company extended to the holders of the New Senior Notes an offer to purchase, on a pro rata basis, up to $100.0 million of the outstanding New Senior Notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest (the "Net Proceeds Offer"). Such offer was extended pursuant to the terms of the indenture governing the New Senior Notes (the "Indenture"), which requires the Company to apply the Net Proceeds (as defined therein) from the sale of the Hardee's and Quincy's Business Segments (as defined in the Indenture) within 366 days of such sales to (i) an investment in another asset or business in the same line or similar line of business, (ii) a net proceeds offer, as defined in the Indenture, or (iii) the prepayment or repurchase of Senior Indebtedness (as defined), or any combination thereof as the Company may choose. The Net Proceeds Offer expired on August 31, 1998. Tendering holders had the option to withdraw their tenders during a 30-day period ending on September 30, 1998. At the close of the withdrawal period, $42.4 million of such securities were tendered and not withdrawn. Such securities, plus accrued and unpaid interest of $1.1 million, were retired on October 5, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in financial position as of September 30, 1998 and the results of operations for the quarter ended September 30, 1998, the 38 weeks ended September 30, 1998 and one week ended January 7, 1998, as compared to the quarter and three quarters ended October 1, 1997. For purposes of providing a meaningful comparison of the Company's year-to-date operating performance, the following discussion and presentation of the results of operations for the 38 weeks ended September 30, 1998 and the one week ended January 7, 1998 will be combined and referred to as the three quarters ended September 30, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica and its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; the ability of the Company to mitigate the impact of the Year 2000 issue successfully; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis and in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

Results of Operations
---------------------

Quarter Ended September 30, 1998 Compared to the Quarter ended October 1, 1997
------------------------------------------------------------------------------

The Company's consolidated revenue for the third quarter was nearly flat (down 0.3%) in relation to the 1997 comparable quarter. Revenue grew at the Denny's brand, reflecting positive same-store sales growth in the quarter combined with increased franchise revenue. El Pollo Loco ("EPL") also reported growth due to the addition of Company-owned units and franchise revenue growth. The revenue growth at Denny's and EPL was offset by lower revenue at Coco's and Carrows, where fewer Company-owned units and lower same-store sales resulted in 6.3% and 10.5% declines in company sales, respectively. Overall, Advantica ended the quarter with 40 fewer Company-owned units than at the end of the third quarter of 1997, while franchised and licensed restaurants increased by 98 units.

The comparability of 1998 and 1997 consolidated operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $34.5 million for the quarter ended September 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value as a result of the adoption of fresh start reporting resulted in an estimated net increase in amortization and depreciation of approximately $11.1 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $5.1 million (1.2%), primarily reflecting lower payroll and benefits costs related to improvement in actuarial trends on workers' compensation and health benefits costs.

Excluding the impact of the adoption of fresh start reporting as discussed above, consolidated operating income for the third quarter of 1998 increased by $3.8 million compared to the 1997 comparable quarter as a result of the factors noted above.

Consolidated interest and debt expense, net, totaled $28.5 million during the third quarter of 1998 as compared with $35.0 million during the comparable 1997 period. The decrease is primarily due to a $6.6 million increase in interest income in 1998 due to increased cash and cash equivalents available for investment as a result of the FEI and Quincy's sales. Also contributing to the decrease in interest expense in the 1998 period is the lower effective yield on Company debt resulting from the revaluation of such debt to fair value at the Effective Date in accordance with fresh start reporting.

The provision for income taxes from continuing operations for the quarter has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 1.4% for the quarter ended September 30, 1998 compared to a provision for the quarter ended October 1, 1997 reflecting an approximate rate of 2.4%.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the 1997 period to reflect FEI and Quincy's as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operations for the quarter ended October 1, 1997 were $191.2 million and $10.0 million. There was no revenue or operating income related to discontinued operations for the third quarter of 1998 due to the FEI disposition on April 1, 1998 and the Quincy's disposition on June 10, 1998.

Net loss was $36.5 million in the third quarter of 1998 as compared to a net loss of $17.8 million for the prior year quarter primarily as a result of the factors noted above.

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




                                                Quarter Ended
                               September 30,  1998       October 1, 1997 (a)
                               -------------------      --------------------
(In millions)
Denny's                          $   52.9              $   48.7
Coco's                                7.6                   7.9
Carrows                               4.9                   6.1
El Pollo Loco                         5.1                   4.8
Corporate and other                  (8.5)                 (6.4)
                                 --------              --------
                                 $   62.0              $   61.1
                                 ========              ========

    (a) Excludes the EBITDA of Hardee's and Quincy's of $17.7 million and $4.2 million, respectively, for comparability purposes.

     Restaurant Operations:

    The table below summarizes restaurant unit activity for the quarter ended September 30, 1998.



                           Ending             Units                 Ending      Ending
                           Units     Units    Sold/      Units       Units       Units
                          7/1/98    Opened   Closed   Refranchised  9/30/98     10/1/97
                          -------   -------  -------  ------------  -------     -------
Denny's
   Company-owned units        874       15        (1)      (1)          887         887
   Franchised units           780       14        (1)        1          794         737(a)
   Licensed units              18       --         --       --           18          22(a)
                           -------     ----       ----     ----       ------     ------
                            1,672       29        (2)       --        1,699       1,646

Coco's
   Company-owned units        175       --       (15)       --          160         186
   Franchised units            17        2         --       --           19           8
   Licensed units             296        3         --       --          299         292
                           -------     ----       ----     ----       ------     -------
                              488        5       (15)       --          478         486

Carrows
   Company-owned units        137       --        (1)       --          136         153
   Franchised units            18       --        (2)       --           16           3
                           -------     ----     -------    ----        -----        ---
                              155       --        (3)       --          152         156

El Pollo Loco
   Company-owned units        100       --         --       --          100          97
   Franchised units           154        3         --       --          157         143
   Licensed units               4       --         --       --            4           4
                           ------      ----      ------    -----       ------     ------
                              258        3         --       --          261         244
                           ------      ----      ------    -----       ------     ------
                            2,573        37      (20)       --        2,590       2,532
                           ======      ====      ======    =====       ======     ======

  (a) Certain units have been reclassified to conform to the 1998 presentation.

Denny's
-------

                                                    Quarter Ended
                                             September 30,     October 1,         %
                                                  1998           1997       Increase/(Decrease)
                                                  ----           -----      ----------------
($ in millions, except average unit and
   same-store data)
U.S.  systemwide sales                             $ 523.1    $  493.9            5.9
                                                   =======    ========

Net Company sales                                  $ 297.0    $  292.0            1.7
Franchise and licensing revenue                       18.0        16.1           11.8
                                                    -----         ----

   Total revenue                                     315.0       308.1            2.2
                                                     -----       -----
Operating expenses:
   Amortization of reorganization value in
      excess of amounts allocable to
      identifiable assets                             19.8         ---            NM
   Other                                             284.4       275.7            3.2
                                                   ------       ------

   Total operating expenses                          304.2       275.7           10.3
                                                     -----      ------
Operating income                                   $  10.8    $   32.4         (66.7)
                                                   =======    ========

Average unit sales
   Company-owned                                 $ 338,500    $ 326,200           3.8
   Franchised                                    $ 294,400    $ 284,500           3.5

Same-store data (Company-owned)
   Same-store sales increase (decrease)                2.6%        (5.8%)

   Average guest check                               $5.84        $5.60           4.3


NM = Not Meaningful


Denny's net company sales for the quarter increased $5.0 million over the prior year comparable quarter. This included an $8.6 million increase resulting from a 2.6% increase in same-store sales compared to last year. Sales benefited from positive customer response to Denny's highly successful "All Star Slams" and "Major League Burgers" promotions. Partially offsetting the sales increase was a $2.9 million decrease in revenue due to fewer Company-owned units than last year. As the quarter ended, however, Denny's acquired 13 units in Texas and began the fourth quarter with the same number of Company-owned units as last year. Franchise and licensing revenue increased $1.9 million, up 11.8% over last year. Denny's continues to grow the brand, adding 14 franchised units in the third quarter and 57 franchised units since the same period last year. The increased franchising revenue reflects the Company's strategy to grow its franchise store base.

The comparability of 1998 and 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $19.8 million for the current year period. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $9.1 million. Excluding the estimated effect of fresh start reporting, operating expenses decreased $0.4 million (0.1%), reflecting an increase in product costs associated with increased revenues and an increase in labor costs driven by the minimum wage increases, offset by improvements in actuarial trends on workers' compensation and health benefits costs.

Excluding the estimated impact of fresh start reporting, Denny's operating income for the 1998 quarter increased by $7.3 million compared to the prior year quarter as a result of the factors noted above.



                                                          Quarter Ended              %
                                             September 30, 1998  October 1, 1997  Increase/(Decrease)
                                             -----------------   ---------------  -------------------
($ in millions, except average unit and
   same-store data)
U.S. systemwide sales                              $  70.0        $  71.5         (2.1)
                                                   =======        =======

Net Company sales                                  $  63.9        $  68.2         (6.3)
Franchise and licensing revenue                        1.0            1.1         (9.1)
                                                     -----         ------
   Total revenue                                      64.9           69.3         (6.3)
                                                     -----         ------
Operating expenses:
   Amortization of reorganization value in
      excess of amounts allocable to
      identifiable assets                              5.5            ---            NM
   Other                                              62.2           65.6         (5.2)
                                                    ------         ------
   Total operating expenses                           67.7           65.6          3.2
                                                    ------         ------
Operating (loss) income                            $  (2.8)        $  3.7            NM
                                                   ========        =======

Average unit sales
   Company-owned                                 $  369,900       $366,500          0.9
   Franchised                                    $  340,500       $441,700        (22.9)

Same-store data (Company-owned)
   Same-store sales (decrease) increase             (1.6%)           2.7%
   Average guest check                               $6.73          $6.79         (0.9)

NM = Not Meaningful



Coco's net company sales for the quarter decreased $4.3 million (6.3%) compared to the prior year comparable quarter. This decrease reflects a 13-unit decrease in the number of Company-owned restaurants (excluding 13 units disposed of on September 30, 1998) and a 1.6% decrease in same-store sales. The decrease in same-store sales is due to a decrease in average guest check, reflecting the impact of promotions of certain popular menu items at value prices during the period, somewhat offset by menu price increases instituted in February 1998 in response to minimum wage increases. Franchise and foreign licensing revenue decreased $0.1 million for the third quarter of 1998 as compared to the third quarter of 1997, reflecting a stronger dollar versus the yen. This decline was partially offset by the net increase of eleven domestic franchised units and seven foreign licensed units over the prior year quarter. The stronger dollar versus the yen and the increase in the number of franchised units (the calculation for the prior year reflected only eight franchised units) also explain the large variance in franchise average unit sales.

The comparability of 1998 to 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $5.5 million for the quarter ended September 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $0.8 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $4.2 million (6.4%), reflecting the effect of the 13-unit decrease in Company-owned restaurants.

Excluding the estimated impact of the adoption of fresh start reporting, Coco's operating income for the third quarter of 1998 decreased $0.2 million from the prior year comparable quarter as a result of the factors noted above.

Carrows
-------

                                                         Quarter Ended                      %
                                              September 30, 1998  October 1, 1997   Increase/(Decrease)
                                              ------------------  ---------------   -------------------

($ in millions, except average unit and
   same-store data)
U.S. systemwide sales                              $  51.7            $  53.7              (3.7)
                                                   =======            =======

Net Company sales                                  $  46.9            $  52.4             (10.5)
Franchise and licensing revenue                        0.2                0.1             100.0
                                                   --------           -------
   Total revenue                                      47.1               52.5             (10.3)
                                                   --------           -------
Operating expenses:
  Amortization of reorganization value in
    excess of amounts allocable to
    identifiable assets                                4.3                ---                NM

  Other                                               46.3               49.5              (6.5)
                                                    -------           -------

  Total operating expenses                            50.6               49.5               2.2
                                                    -------           -------

Operating (loss) income                           $  (3.5)            $   3.0                NM
                                                    =======           =======

Average unit sales
    Company-owned                                 $343,000           $ 339,500               1.0
    Franchised                                    $274,400                  NM

Same-store data (Company-owned)
   Same-store sales increase (decrease)             (2.1%)               (0.3%)
   Average guest check                              $6.38                $6.52             (2.1)


NM = Not Meaningful





Carrows' net company sales for the quarter decreased $5.5 million (10.5%) as compared to the prior year comparable quarter. This decrease reflects a 17-unit decrease in the number of Company-owned restaurants, 13 of which were converted to franchise units, and a 2.1% decrease in same-store sales. The decrease in same-store sales is largely due to a decrease in average guest check partially offset by an increase in customer traffic. The increase in customer traffic reflects the positive impact of promotions of certain popular menu items at value prices during the period. Such promotions also resulted in a lower average guest check, which was somewhat offset by the effect of menu price increases instituted in February 1998 in response to minimum wage increases. Franchise revenue increased $0.1 million for the third quarter of 1998 as compared to the third quarter of 1997, reflecting the addition of 13 franchised units over the prior year quarter.

The comparability of 1998 to 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $4.3 million for the quarter ended September 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $0.5 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $3.7 million (7.5%), reflecting the effect of the 17-unit decrease in Company-owned restaurants.

Excluding the estimated impact of the adoption of fresh start reporting, Carrows' operating income for the third quarter of 1998 decreased $1.7 million as compared to the prior year comparable quarter as a result of the factors noted above.

 El Pollo Loco
 -------------



                                                          Quarter Ended                       %
                                             September 30, 1998      October 1, 1997  Increase/(Decrease)
                                             ---------------------   ---------------  -------------------

($ in millions, except average unit and
   same-store data)
U.S. systemwide sales                             $  64.8              $   61.2             5.9
                                                  =======               ========

Net Company sales                                 $  30.5              $   29.2             4.5
Franchise and licensing revenue                       4.1                   3.9             5.1
                                                  --------             ---------
   Total revenue                                     34.6                   33.1            4.5
                                                  --------             ---------
Operating expenses:
   Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets                              2.9                    ---             NM
   Other                                             31.1                   29.6            5.1
                                                   -------            ----------
   Total operating expenses                          34.0                   29.6           14.9
                                                   -------            ----------
Operating income                                  $   0.6                $   3.5          (82.9)
                                                  =======                =======

Average unit sales
   Company-owned                                $ 305,200               $309,200           (1.3)
   Franchised                                   $ 220,200               $224,500           (1.9)

Same-store data (Company-owned)
   Same-store sales increase (decrease)             (1.2%)                   1.9%
   Average guest check                              $6.95                  $6.69            3.9

NM = Not Meaningful



El Pollo Loco's net company sales increased $1.3 million (4.5%) during the 1998 quarter as compared with the prior year quarter, primarily due to the addition of three Company-owned units over the prior year quarter. The increase in revenue related to the additional units was somewhat offset by lower same-store sales. The decline in same-store sales reflects lower guest counts, which were offset by an increase in average guest check resulting from menu pricing increases implemented in response to minimum wage increases. Franchise and licensing revenue increased by $0.2 million (5.1%) to $4.1 million, reflecting 14 additional franchised units in the 1998 quarter compared to the 1997 quarter end. El Pollo Loco added three franchise units during the 1998 quarter, which is consistent with the Company's strategy to grow through franchising.

The comparability of 1998 to 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $2.9 million for the 1998 quarter. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $0.6 million. Excluding the estimated impact of fresh start accounting, operating expenses increased approximately $0.9 million (3.0%) compared to the 1997 quarter. Such increase reflects the addition of three Company-owned units.

Excluding the estimated impact of the adoption of fresh start reporting, El Pollo Loco's operating income for the 1998 quarter increased by $0.6 million compared to the prior year quarter as a result of the factors noted above.

Results of Operations

Three Quarters Ended September 30, 1998 Compared to Three Quarters Ended October 1, 1997

The Company's consolidated revenue for the three quarters ended September 30, 1998 decreased by $57.8 million (4.2%) as compared with the 1997 comparable period. The revenue decrease is partially attributable to an estimated $32.6 million impact due to fewer reporting days in the 1998 period versus the 1997 comparable period because of the change in the Company's fiscal year end in 1997. Excluding the impact of fewer days in the 1998 reporting period, revenue for the 1998 quarter decreased $25.2 million compared to the prior year quarter. This decrease is principally due to a 40-unit decrease in Company-owned units (excluding the impact of the FEI and Quincy's dispositions) resulting primarily from refranchising activity, whereby the Company has sold Company units to franchisees as part of its strategy to optimize its portfolio of Company-owned and franchised restaurants. Denny's posted positive same-store sales for the period, although the Company's other concepts experienced declines. The decrease in Company sales is partially offset by a $5.2 million (8.6%) increase in franchise and licensing revenue attributed to a 98-unit increase in franchised and licensed units reflecting the Company's strategy to grow through franchising. The 98-unit increase results primarily from an increase in the number of franchised units and includes 57 additional franchised units in Denny's, 11 in Coco's, 13 in Carrows and 14 in El Pollo Loco.

The comparability of 1998 and 1997 consolidated operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $106.8 million for the 38 weeks ended September 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value as a result of the adoption of fresh start reporting resulted in an estimated increase in amortization and depreciation of approximately $32.6 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $74.5 million (5.7%), primarily reflecting the effect of fewer reporting days than in the prior year comparable period, food cost controls, the 40-unit decrease in Company-owned restaurants, improvement in actuarial trends for workers' compensation and health benefits costs and an increase of $7.6 million in gains on sales of units which are reflected as a reduction of operating expenses.

Excluding the estimated impact of the adoption of fresh start reporting as discussed above, consolidated operating income for the three quarters ended September 30, 1998 increased by $16.7 million compared to the 1997 comparable period as a result of the factors noted above.

Consolidated interest and debt expense, net, totaled $88.8 million during the three quarters ended September 30, 1998 as compared with $133.2 million during the comparable 1997 period. The decrease is primarily due to the significant reduction in debt resulting from the implementation of the Plan which became effective on January 7, 1998 and a $12.0 million increase in interest income in 1998 due to increased cash and cash equivalents available for investment as a result of the FEI and Quincy's sales. Also contributing to the decrease in interest expense in the 1998 period is the lower effective yield on Company debt resulting from the revaluation of such debt to fair value at the Effective Date in accordance with fresh start reporting, largely offset by the effect of the allocation of $28.1 million of interest expense to discontinued operations in the prior year period in comparison to $3.5 million in the current year period.

Reorganization items include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 3 to the consolidated financial statements included herein.

The provision for (benefit from) income taxes from continuing operations for the 38-week period has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an effective income tax rate of approximately 1.2% for the 38 weeks ended September 30, 1998 compared to a provision for the 1997 39-week period reflecting an approximate rate of 2.4%. The benefit from income taxes from continuing operations for the one-week period ended January 7, 1998 of approximately $13.8 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $1.3 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting.

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

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the 1997 period to reflect FEI and Quincy's as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operations for the three quarters ended September 30, 1998 and the three quarters ended October 1, 1997 were $207.6 million and $5.8 million and $600.1 million and $24.7 million, respectively. The operating results of FEI subsequent to January 7, 1998 and through the disposition date were reflected as an adjustment to "Net assets held for sale" prior to the disposition. The adjustment to "Net assets held for sale" as a result of the net loss of FEI for the twelve weeks ended April 1, 1998 was ($2.0) million. Revenue and operating income of FEI for the twelve weeks ended April 1, 1998 were $116.2 million and $5.7 million, respectively.

Net income was $1,262.0 million for the three quarters ended September 30, 1998 as compared to a net loss of ($101.8) million for the prior year comparable period primarily as a result of the adoption of fresh start reporting and the extraordinary gain discussed above.

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


(In millions)                                            Three Quarters Ended
                                                  September 30, 1998      October 1, 1997 (a)
                                                  ------------------     --------------------
Denny's                                               $   138.3             $   125.8
Coco's                                                    26.0                   25.8
Carrows                                                   15.7                   18.8
El Pollo Loco                                             16.6                   14.5
Corporate and other                                     (22.5)                  (25.7)
                                                      --------               ---------
                                                      $  174.1              $   159.2
                                                      =========              =========

(a) Excludes the EBITDA of Hardee's and Quincy's of $48.2 million and $13.0 million, respectively, for comparability purposes.


Restaurant Operations:

Denny's
-------
                                                 Three Quarters Ended
                                             September 30,    October 1,             %
                                                  1998            1997      Increase/(Decrease)
                                             -------------    ----------    -------------------

($ in millions, except average unit and
   same-store data)
U.S. systemwide sales                             $ 1,463.6      $ 1,445.1            1.3
                                                  =========      =========

Net Company sales                                  $  843.7       $  873.4           (3.4)
Franchise and licensing revenue                        50.8           46.2           10.0
                                                       ----          -----
   Total revenue                                      894.5          919.6           (2.7)
                                                      -----         ------
Operating expenses:
   Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets                               57.8             --             NM
   Other                                              821.2          833.1           (1.4)
                                                      -----         ------
   Total operating expenses                           879.0          833.1            5.5
                                                      -----         ------
Operating income                                    $  15.5        $  86.5          (82.1)
                                                    =======        =======

Average unit sales
   Company-owned                                  $ 962,200      $ 978,100           (1.6)
   Franchised                                     $ 822,200      $ 827,000           (0.6)

Same-store data (Company-owned)
   Same-store sales increase (decrease)                0.3%         (4.6%)
   Average guest check                                $5.81          $5.51            5.4

NM = Not Meaningful

Denny's net company sales decreased by $29.7 million (3.4%) during the three quarters ended September 30, 1998 compared to the prior year comparable period. The decrease primarily reflects a $21.7 million impact resulting from five fewer reporting days in the first quarter of 1998 in comparison to the prior year comparable period and a $9.6 million decrease associated with 13 fewer Company-owned units (excluding the impact of 13 units acquired on September 30, 1998). This was partially offset by $3.4 million additional sales at Company-owned units as year-to-date same-store sales turned positive due to strong third-quarter sales increases. The increase in same-store sales has resulted from an increase in Denny's average guest check due to successful promotions of higher-priced menu items as well as price increases initiated to keep pace with minimum wage and other costs increases. Franchise and licensing revenue increased $4.6 million, up 10% over last year. The increased franchising revenue reflects the Company's strategy to grow its franchise store base, including the sale of Company-owned units to franchisees to stimulate such growth. Denny's has added 54 franchised stores so far this year, a growth pace similar to 1997 when Denny's opened a record 77 franchise units.

The comparability of 1998 and 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $57.8 million for the 38 weeks ended September 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $26.5 million. Excluding the estimated effect of fresh start reporting, operating expenses decreased $38.4 million (4.6%), primarily reflecting the effect of five fewer reporting days, fewer Company-owned units, improvements in actuarial trends for workers' compensation and health benefits costs and an increase of $7.4 million in gains on sales of units which are reflected as a reduction of operating expenses.

Excluding the estimated impact of fresh start reporting, Denny's operating income for the three quarters ended September 30, 1998 increased by $13.3 million over the prior year comparable period as a result of the factors noted above.

Coco's
------


                                                                     Three Quarters Ended                  %
                                                            September 30, 1998  October 1, 1997    Increase/(Decrease)
                                                            ----------------    ---------------    ------------------
($ in millions, except average unit and  same-store data)
U.S. systemwide sales                                         $  210.4           $   214.8              (2.0)
                                                                 =====           =========

Net Company sales                                             $  193.2           $   206.7              (6.5)
Franchise and licensing revenue                                    2.7                 3.1             (12.9)
                                                             ---------           ---------
  Total revenue                                                  195.9               209.8              (6.6)
                                                             ---------           ---------
Operating expenses:
  Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                              16.2                 ---                NM
Other                                                            184.7               196.4              (6.0)
                                                             ---------           ---------
Total operating expenses                                         200.9               196.4               2.3
                                                             ---------           ---------
Operating (loss) income                                       $   (5.0)           $   13.4                NM
                                                              ========            ========
Average unit sales
   Company-owned                                            $1,115,600          $1,119,400              (0.3)
   Franchised                                               $1,005,000          $1,323,900             (24.1)
Same-store data (Company-owned)
   Same-store sales decrease                                     (0.8%)                0.1%
   Average guest check                                           $6.96               $6.70               3.9

NM = Not Meaningful

Coco's net company sales for the three quarters ended September 30, 1998 decreased $13.5 million (6.5%) as compared to the prior year comparable period. The decrease includes a $4.8 million impact due to six fewer reporting days compared to the prior year comparable period. The remaining decrease reflects a 13-unit decrease in the number of Company-owned restaurants (excluding the 13 units disposed of on September 30, 1998) and a slight decrease in same-store sales. The decrease in same-store sales is due to a decrease in customer traffic offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. Franchise and foreign licensing revenue decreased $0.4 million (12.9%) for the three quarters ended September 30, 1998 as compared to the prior year comparable period, resulting primarily from a stronger dollar versus the yen. This decline was partially offset by the net increase of eleven domestic franchised units and seven foreign licensed units over the prior year. The stronger dollar versus the yen and the increase in the number of franchised units (the calculation for the prior year reflected only eight franchised units) also explain the large variance in franchise average unit sales.

The comparability of 1998 to 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $16.2 million for the three quarters ended September 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $2.4 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $14.1 million (7.2%), reflecting the effect of six fewer reporting days than in the prior year comparable period, the 13-unit decrease in Company-owned restaurants and the impact of cost reduction programs implemented to increase operating margins.

Excluding the estimated impact of the adoption of fresh start reporting, Coco's operating income for the three quarters ended September 30, 1998 increased $0.2 million compared to the prior year comparable period as a result of the factors noted above.

Carrows

                                                                   Three Quarters Ended                    %
                                                            September 30, 1998   October 1, 1997     Increase/(Decrease)
                                                          ------------------   ---------------        ------------------
($ in millions, except average unit and same-store data)
U.S.  Systemwide sales                                             $ 154.5           $  163.4             (5.4)
                                                                   =======           ========
Net Company sales                                                  $ 140.7           $  161.2            (12.7)
Franchise and licensing revenue                                        0.7                0.2               NM
                                                                   -------            -------
   Total revenue                                                     141.4              161.4            (12.4)
                                                                   -------            -------
Operating expenses:
   Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                  12.9                ---               NM
   Other                                                             137.2              152.5            (10.0)
                                                                   -------            -------
   Total operating expenses                                          150.1              152.5             (1.6)
                                                                   -------            -------
Operating (loss) income                                            $  (8.7)           $   8.9               NM
                                                                   =======            =======
Average unit sales
  Company-owned                                                 $1,024,000        $ 1,028,400             (0.4)
  Franchised                                                     $ 850,200                 NM
Same-store data (Company-owned)
   Same-store sales increase (decrease)                              (1.6%)            (1.5%)
   Average guest check                                               $6.69             $6.46               3.6

NM = Not Meaningful

Carrows' net company sales decreased $20.5 million (12.7%) for the three quarters ended September 30, 1998 as compared to the prior year comparable period. The decrease reflects a $3.8 million impact due to six fewer reporting days compared to the prior year. The remaining decrease reflects a 17-unit decrease in the number of Company-owned restaurants, 13 of which were converted to franchise units, and a decrease in same-store sales. The decrease in same-store sales is largely due to a decrease in customer traffic partially offset by an increase in average guest check. The increase in average guest check resulted from menu price increases instituted in July 1997 and February 1998 in response to minimum wage increases. Franchise revenue increased $0.5 million for the three quarters ended September 30, 1998 as compared to the prior year comparable period. This increase resulted from the addition of 13 franchised units over the prior year quarter.

The comparability of 1998 to 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $12.9 million for the three quarters ended September 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $1.7 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $17.0 million (11.1%), reflecting the effect of six fewer reporting days than in the prior year comparable period and the 17-unit decrease in Company-owned restaurants.

Excluding the estimated impact of the adoption of fresh start reporting, Carrows' operating income for the three quarters ended September 30, 1998 decreased $3.0 million from the prior year comparable quarter as a result of the factors noted above.

El Pollo Loco

                                                                        Three Quarters Ended                       %
                                                              September 30, 1998        October 1, 1997    Increase/(Decrease)
                                                              ------------------        ---------------    ------------------
($ in millions, except average unit and  same-store data)
U.S.  Systemwide sales                                             $   183.3                $  177.8             3.1
                                                                    =========               ========
Net Company sales                                                  $    87.7                $   87.3             0.5
Franchise and licensing revenue                                         11.8                    11.2             5.4
                                                                   ---------               ---------
   Total revenue                                                        99.5                    98.5             1.0
                                                                   ---------               ---------
Operating expenses:
   Amortization of reorganization value in  excess of
     amounts allocable to identifiable assets                            8.2                     ---              NM
   Other                                                                88.3                    87.9             0.5
                                                                   ---------               ---------
  Total operating expenses                                              96.5                    87.9             9.8
                                                                   ---------               ---------
Operating income                                                    $    3.0                 $  10.6              NM
                                                                    ========                 =======
Average unit sales
   Company-owned                                                    $883,200                $921,000            (4.1)
   Franchised                                                       $636,600                $667,700            (4.7)

Same-store data (Company-owned)
   Same-store sales increase (decrease)                                (2.0%)                    0.0%
   Average guest check                                                 $6.90                   $6.69             3.1

NM = Not Meaningful


El Pollo Loco's net company sales increased $0.4 million (0.5%) during the three quarters ended September 30, 1998 compared with the prior year comparable period. The increase is primarily driven by the addition of three units in the current year, somewhat offset by a $2.3 million impact due to seven fewer reporting days in the current period compared to the prior year and a decline in same-store sales. The decline in same-store sales reflects lower customer counts, partially offset by an increase in the average guest check resulting from menu price increases implemented in response to minimum wage increases. Franchise and licensing revenue increased $0.6 million (5.4%), reflecting 14 additional franchise units in 1998 compared to 1997.

The comparability of 1998 to 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $8.2 million for the 38 weeks ended September 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $1.9 million. Excluding the estimated impact of fresh start accounting, operating expenses decreased $1.5 million (1.7%) compared to 1997, reflecting fewer reporting days in the current period and aggressive food cost controls. This decrease also reflects a $0.7 million nonrecurring insurance recovery recorded in the current year period as a reduction to operating expenses.

Excluding the estimated impact of the adoption of fresh start reporting, El Pollo Loco's operating income for the three quarters ended September 30, 1998 increased by $2.5 million compared to the prior year period as a result of the factors noted above.

Liquidity and Capital Resources
--------------------------------

On the Effective Date the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") and other lenders named therein providing the Company (excluding FRD Acquisition Co. ("FRD")) with a $200 million senior secured revolving credit facility (the "Credit Facility"). In connection with the closing of the sales of FEI and Quincy's, the Credit Facility was amended to accommodate the sale transactions and in-substance defeasance of the Spartan Mortgage Financings associated with the FEI disposition. In addition, the Credit Facility was amended to provide the Company flexibility to reinvest the residual sales proceeds through additional capital expenditures and/or strategic acquisitions, as well as to modify certain other covenants and financial tests affected by the sale transactions. The commitments under the Credit Facility were not reduced as a result of the FEI and Quincy's sales. At September 30, 1998, Advantica had no outstanding working capital advances against the Credit Facility; however, letters of credit outstanding were $49.4 million.

In connection with the acquisition of FRI-M Corporation ("FRI-M"), the parent company of Coco's and Carrows, FRI-M and FRD entered into a credit agreement on May 23, 1996, which provided a $35.0 million revolving credit facility, which is also available for letters of credit. At September 30, 1998, FRD had no outstanding working capital borrowings; however, letters of credit outstanding were $18.0 million.

As of September 30, 1998 and December 31, 1997, the Company had working capital deficits, exclusive of net assets held for sale, of $59.0 million and $230.2 million, respectively. The decrease in the deficit is attributable primarily to an increase in cash and cash equivalents from the sales of FEI and Quincy's. As discussed in further detail in Note 5 to the consolidated financial statements included herein, on April 1, 1998 the Company sold FEI, receiving cash proceeds of $380.8 million. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to the Spartan Mortgage Financings) was used to effect an in-substance defeasance of the Spartan Mortgage Financings. Together with capital lease obligations assumed by the buyer, this transaction resulted in a reduced debt load for the Company. On June 10, 1998 the Company sold Quincy's, receiving cash proceeds of approximately $80.5 million. The Company is able to operate with a substantial working capital deficiency because: (i) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable,
(ii) rapid turnover allows a limited investment in inventories and (iii) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

Impact of the Year 2000 Issue
------------------------------

The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Any of the Company's computer programs or operating equipment that have date-sensitive software using two digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Company has a comprehensive enterprise-wide program in place to address the impact and issues associated with processing dates up to, through and beyond the Year 2000. This program consists of three main areas: (a) information systems,
(b) supply chain and critical third party readiness and (c) business equipment. The Company is utilizing both internal and external resources to inventory, assess, remediate, replace and test its systems for Year 2000 compliance. To oversee the process, the Company has established a Steering Committee which is comprised of senior executives from all functional areas within the company and which reports regularly to the Board of Directors and the Audit Committee.

The Company has performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications will need to be modified or replaced so that its systems will properly utilize dates beyond December 31, 1999. For the most part, the Company intends to replace existing systems and based on current estimates expects to spend approximately $19 million in both 1998 and 1999 to address its information systems issues. Relative to these amounts, the Company estimates that approximately $16 million and $14 million will be used in 1998 and 1999, respectively, to develop or purchase new software and will be capitalized. The remaining amounts will be expensed as incurred. Total Year 2000 expenditures through September 30, 1998 are approximately $7.2 million. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. Currently, all information systems projects are on schedule and are fully staffed. Systems that are critical to the Company's operations are targeted to be Year 2000 compliant by June of 1999.

The nature of its business makes the Company very dependent on critical suppliers and service providers, and the failure of such third parties to address the Year 2000 issue adequately could have a material impact on the Company's ability to conduct its business. Accordingly, the Company has a team in place to access the Year 2000 readiness of all third parties on which it depends. Surveys have been sent to critical suppliers and service providers, and each survey response is being scored and assessed based on the third party's Year 2000 project plans in place and progress to date. On-site visits or follow-up telephone interviews will be performed for critical suppliers and service providers. For any critical supplier or service provider which does not provide the Company with satisfactory evidence of their Year 2000 readiness, contingency plans will be developed which will include establishing alternative sources for the product or service provided. The Company is also communicating with its franchise business partners regarding Year 2000 business risks. The Company's current estimate of costs associated with the Year 2000 issue excludes the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

The Company has inventoried and determined the business criticality of all restaurant equipment. Based on preliminary findings the Company believes that the date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company or its operations. The Company has conducted an inventory of its facilities at the corporate office and has begun the correction of certain date-deficient systems.

The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. However, the costs of the project and the ability of the Company to complete it on a timely basis are based on management's best estimates, which were derived based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. Specific factors that could have a material adverse effect on the cost of the project and its completion date include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated failures by critical vendors and franchisees as well as a failure by the Company to execute its own remediation efforts. As a result, there can be no assurance that these forward looking estimates will be achieved and actual results may differ materially from those plans, resulting in material financial risk to the Company. As the Year 2000 project progresses, the Company will establish contingency plans if necessary.

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

Item 6.   Exhibits and Reports on Form 8-K

a. The following are included as exhibits to this report:

Exhibit

  No.     Description
----      ------------

  10.1 Amendment No. 3 and Waiver, dated as of July 16, 1998, to the Credit Agreement dated as of January 7, 1998, among certain Advantica subsidiaries, as borrowers, Advantica, as a guarantor, the lenders named therein, and The Chase Manhattan Bank, as administrative agent.

  10.2 Advantica Restaurant Group Stock Option Plan as adopted January 28, 1998 and amended through September 28, 1998.

  10.3 Advantica Restaurant Group Officer Stock Option Plan as adopted January 28, 1998 and amended through September 28, 1998.

  10.4 Advantica Restaurant Group Director Stock Option Plan as adopted January 28, 1998 and amended through September 28, 1998.

  10.5 Assignment and Assumption Agreement, dated as of May 1, 1998, by and between Quincy's Realty, Inc. and I.M. Special, Inc.

  10.6  Quincy's Realty, Inc. Release and Agreement dated as of May 1, 1998.

  10.7 Stock Pledge Agreement, dated as of April 1, 1998, among Spartan Holdings, Inc., Financial Security Assurance Inc. and The Bank of New York.

  10.8 Consent and Agreement Regarding Substitution, dated as of May 1, 1998, by and among SFS Secured Restaurants, Inc., Spartan Secured Restaurants, Inc., Secured Restaurants Trust, The Bank of New York, I.M. Special, Inc., Financial Security Assurance Inc. and Advantica Restaurant Group, Inc.

  27.1  Financial Data Schedule for 38 weeks ended September 30, 1998.

  27.2  Restated Financial Data Schedule for 12 weeks ended April 1, 1998.

  27.3  Restated Financial Data Schedule for 1 week ended January 7, 1998.

  27.4  Restated Financial Data Schedule for year ended December 31, 1997.

  27.5  Restated Financial Data Schedule for nine months ended October 1, 1997.

  27.6  Restated Financial Data Schedule for six months ended July 2, 1997.

  27.7  Restated Financial Data Schedule for three months ended April 2, 1997.

  27.8  Restated Financial Data Schedule for year ended December 31, 1996.


---------------------------------------

    b. No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        ADVANTICA RESTAURANT GROUP, INC.




Date:   November 2, 1998                   By:  /s/ Rhonda J. Parish
                                                -----------------------------
                                                Rhonda J. Parish
                                                Executive Vice President,
                                                General Counsel and Secretary





Date:   November 2, 1998                   By:  /s/ Ronald B. Hutchison
                                                ----------------------------
                                                Ronald B. Hutchison
                                                Executive Vice President and
                                                Chief Financial Officer