Form 10-K405
period 1998-12-30
ADVANTICA RESTAURANT GROUP INC
filed 1999-03-30
CIK 852772

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 30, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from
--------------- to
---------------

Commission file number 0-18051
                        ADVANTICA RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           13-3487402
          (State or other jurisdiction of                            (I.R.S. employer
          incorporation or organization)                          identification number)
               203 EAST MAIN STREET                                     29319-9966
            SPARTANBURG, SOUTH CAROLINA                                 (Zip Code)
     (Address of principal executive offices)

      Registrant's telephone number, including area code: (864) 597-8000.
                            ------------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                                  WHICH REGISTERED
                -------------------                              ------------------------
                       None                                                None

                            ------------------------
          Securities registered pursuant to Section 12(g) of the Act:
                          $.01 Par Value, Common Stock
                 Common Stock Warrants expiring January 7, 2005
        ---------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X              No  _

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            Yes X              No  _

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $152,015,220 as of March 1, 1999, based upon the closing sales price of registrant's Common Stock on that date of $5.00 per share.

As of March 1, 1999, 40,025,207 of registrant's Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1999 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1        Business                                                         1
Item 2.       Properties                                                      10
Item 3.       Legal Proceedings                                               12
Item 4.       Submission of Matters to a Vote of Security Holders             12
PART II
              Market for Registrant's Common Equity and Related
Item 5.       Stockholder Matters                                             13
Item 6.       Selected Financial Data                                         14
              Management's Discussion and Analysis of Financial Condition
Item 7.       and Results of Operations                                       16
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk      32
Item 8.       Financial Statements and Supplementary Data                     33
              Changes in and Disagreements with Accountants on Accounting
Item 9.       and Financial Disclosure                                        33
PART III
Item 10.      Directors and Executive Officers of the Registrant              33
Item 11.      Executive Compensation                                          33
              Security Ownership of Certain Beneficial Owners and
Item 12.      Management                                                      33
Item 13.      Certain Relationships and Related Transactions                  33
PART IV
              Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.      8-K                                                             35
INDEX TO FINANCIAL STATEMENTS                                                F-1
SIGNATURES

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K. (See Exhibit
99 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995.) Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc.) ("Advantica" and together with its subsidiaries, including predecessors, the "Company") is one of the largest restaurant companies in the United States, operating (directly and through franchisees) approximately 2,600 moderately-priced restaurants.

Flagstar Companies, Inc. ("FCI") was organized as a holding company in 1988 in order to effect the 1989 acquisition of Flagstar Corporation ("Flagstar"). On November 16, 1992, FCI and Flagstar consummated the principal elements of a recapitalization, as a result of which two partnerships affiliated with Kohlberg Kravis Roberts & Co. acquired control of FCI and Flagstar. Prior to June 16, 1993, FCI and Flagstar had been known, respectively, as TW Holdings, Inc. and TW Services, Inc.

On May 23, 1996, the Company, through FRD Acquisition Co. ("FRD"), a newly formed subsidiary, consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 Company-owned units within the mid-scale family-style dining category. This acquisition was intended to strengthen the Company's position in the family-style restaurant category, particularly in California, one of the Company's core markets. The ultimate acquisition price of $313.4 million was paid in consideration for all of the outstanding stock of FRI-M Corporation ("FRI-M"), which owns the Coco's and Carrows chains. The acquisition was accounted for using the purchase method of accounting and is reflected in the Company's Consolidated Financial Statements and Notes thereto included herein as of the acquisition date.

During the third quarter of 1996, the Company sold its two food processing operations, Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, Inc., a subsidiary of Flagstar (Portion-Trol Foods, Inc. and the Mother Butler Pies division are hereinafter referred to collectively as "PTF"). These transactions marked the last in a series of nonrestaurant divestitures which began with the sale of Canteen Corporation, the Company's food and vending business, in 1994 and also included the 1995 sales of TW Recreational Services, Inc. ("TWRS"), a concession and recreation services subsidiary; Volume Services, Inc. ("VS"), a stadium concession services subsidiary; and Proficient Food Company ("PFC"), the Company's food distribution subsidiary.

THE 1997 RESTRUCTURING

As a result of the 1989 leveraged buyout of Flagstar, the Company became very highly leveraged. While the Company's cash flows were sufficient to cover interest costs, operating results subsequent to the buyout fell short of expectations. Such shortfalls resulted from negative operating trends due to increased competition, intense pressure on pricing due to discounting, declining customer traffic and relatively limited capital resources to respond to these changes. These operating trends generally continued through 1997.

In early 1997, the Company hired Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist in exploring alternatives to improve the Company's capital structure. Subsequently, the Company's management concluded, in light of operating trends experienced by the Company and the Company's liquidity and capital needs, that the reorganizational alternative best designed to recapitalize the Company over the long term and maximize the recovery of all stakeholders was a prepackaged plan pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Toward that end, beginning in February 1997, FCI and Flagstar commenced intensive negotiations with various creditors in an effort to enable them to restructure their indebtedness through such a prepackaged filing. FCI's operating subsidiaries, Denny's Holdings, Inc., Spartan Holdings, Inc. and FRD (and their respective subsidiaries) did not file bankruptcy petitions and were not parties to such Chapter 11 proceedings. The plan of reorganization dated as of November 7, 1997 (following the resolution of certain issues before the Bankruptcy Court) (the "Plan of Reorganization") was confirmed by the Bankruptcy Court pursuant to an order entered as of November 12, 1997 and became effective January 7, 1998. As a result of the reorganization, FCI and Flagstar significantly reduced their debt and simplified their capital structure, although the Company remains highly leveraged. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional information concerning the Company's indebtedness and debt service requirements.

Material features of the Plan of Reorganization, as it became effective as of January 7, 1998 (the "Effective Date"), were as follows:

    (a) Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc.;

    (b) The following securities of FCI and Flagstar were canceled, extinguished and retired as of the Effective Date: (1) Flagstar's 10 7/8% Senior Notes due 2002 and 10 3/4% Senior Notes due 2001 (collectively, the "Old Senior Notes"), (2) Flagstar's 11.25% Senior Subordinated Debentures due 2004 and 11 3/8% Senior Subordinated Debentures due 2003 (collectively, the "Senior Subordinated Debentures"), (3) Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "10% Convertible Debentures"), (4) FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock and
    (5) FCI's $.50 par value common stock (the "Old Common Stock");

    (c) Advantica had 100 million authorized shares of $.01 par value common stock (the "Common Stock") (of which 40 million were deemed issued and outstanding on the Effective Date pursuant to the Plan of Reorganization subject to completion of the exchange of securities as contemplated by the Plan of Reorganization) and 25 million authorized shares of preferred stock (none of which are currently outstanding). Pursuant to the Plan of Reorganization, ten percent of the number of shares of Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, was reserved for issuance under a new management stock option program. Additionally, 4 million shares of Common Stock were reserved for issuance upon the exercise of warrants expiring January 7, 2005 that were deemed issued and outstanding on the Effective Date and entitle the holders thereof to purchase in the aggregate 4 million shares of Common Stock at an exercise price of $14.60 per share (the "Warrants");

    (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4% Senior Notes due 2008 (the "Senior Notes") in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

    (e) Each holder of the Senior Subordinated Debentures received such holder's pro rata portion of shares of Common Stock equivalent to 95.5% of the Common Stock issued on the Effective Date;

    (f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (1) shares of Common Stock equivalent to 4.5% of the Common Stock issued on the Effective Date and (2) 100% of the Warrants issued on the Effective Date; and

    (g) Advantica refinanced its prior credit facilities by entering into a new credit facility with The Chase Manhattan Bank ("Chase") and other lenders named therein, providing the Company (excluding FRI-M) with a $200 million senior revolving credit facility (as amended to date, the "Credit Facility").

Further discussion of the bankruptcy reorganization proceedings is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements.

DISPOSITIONS OF FLAGSTAR ENTERPRISES, INC. AND QUINCY'S RESTAURANTS, INC. AND IN-SUBSTANCE DEFEASANCE OF RELATED DEBT

On April 1, 1998, the Company completed the sale to CKE Restaurants, Inc. ("CKE") of all of the capital stock of Flagstar Enterprises, Inc. ("FEI"), which operated the Company's Hardee's restaurants under licenses from Hardee's Food Systems, Inc. ("HFS"), a wholly-owned subsidiary of CKE, for $427 million. This amount includes the assumption by CKE of $46 million of capital leases. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to certain mortgage financings as described below) was applied to in-substance defease the 10.25% Guaranteed Secured Bonds due 2000 (the "Spartan Mortgage Financing") of Spardee's Realty, Inc., a wholly-owned subsidiary of FEI, and Quincy's Realty, Inc., a wholly-owned subsidiary of Quincy's Restaurants, Inc. ("Quincy's"), with a book value of $198.9 million plus accrued interest of $6.9 million at April 1, 1998. The Spartan Mortgage Financing was collateralized by certain assets of Spardee's Realty, Inc. and Quincy's Realty, Inc. The Company replaced such collateral through the purchase of a portfolio of United States Government and AAA rated investment securities which were deposited with the collateral agent with respect to the Spartan Mortgage Financing to satisfy principal and interest payments under such Spartan Mortgage Financing through the stated maturity date in the year 2000.

As a result of the adoption of fresh start reporting, as of the Effective Date the net assets of FEI were adjusted to fair value less estimated costs of disposal based on the terms of the stock purchase agreement. The net gain resulting from this adjustment is reflected as "Reorganization items of discontinued operation" in the Statements of Consolidation Operations. As a result of this adjustment, no gain or loss on disposition is reflected.

On June 10, 1998, the Company completed the sale of all of the capital stock of Quincy's, the wholly-owned subsidiary which operated the Company's Quincy's Family Steakhouse Division, to Buckley Acquisition Corporation ("BAC") for $84.7 million. This amount includes the assumption by BAC of $4.2 million of capital leases. The resulting gain from such disposition of approximately $13.7 million is reflected as an adjustment to reorganization value in excess of amounts allocable to identifiable assets.

RESTAURANTS

The Company's operations are conducted through four restaurant chains or concepts, three in the full-service mid-scale dining segment and one in the quick-service segment. Denny's is the Company's largest concept, with 1,721 units. Coco's is a bakery restaurant chain operating 481 units. The Carrows chain, consisting of 149 units, specializes in traditional American food. El Pollo Loco, a chain of 265 quick-service restaurants, features marinated flame-broiled chicken products and related Mexican food items. For a breakdown of the total revenues contributed by each concept for the last three years, see the corresponding section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Although operating in two distinct segments of the restaurant industry -- full-service and quick-service -- the Company's restaurants benefit from a single management strategy that emphasizes superior value and quality, friendly and attentive service and appealing facilities. During 1998, the Company continued its strategy of growth through franchising, adding a net 70 total units to the system, representing an increase of 129 franchise/licensed units, offset by a net decrease of 59 Company-owned units. The increase in franchise/licensed units and the decrease in Company-owned units includes a net of 55 units which were sold to franchisees ("refranchised"). The Company intends to continue focusing on growth in the franchise arena in 1999.

The Company believes its restaurant operations benefit from the diversity of the restaurant concepts represented by its four chains, the generally strong market positions and consumer recognition enjoyed by these chains, the benefits of a centralized support system for purchasing, menu development, human resources, management information systems, site selection, restaurant design and construction, and an aggressive management team. Denny's, Coco's and Carrows may benefit from the demographic trend of aging baby boomers and the growing population of senior citizens. The largest percentage of "mid-scale" customers are in the 35 and up age category. In the quick-service segment, the Company expects El Pollo Loco to increase its strong position in the Southwest.

During the fourth quarter of 1997, the Company approved a restructuring plan to significantly reduce the size of its Quincy's chain. In addition to the sale or closure of restaurants, the restructuring plan resulted in the elimination of certain restaurant, field management and corporate support positions. As noted above, during 1998 the Company sold all of the capital stock of Quincy's, and accordingly, the net restructuring charge of $10.5 million is included in loss from operations of discontinued operations in the accompanying Statement of Consolidated Operations. Also included in the 1997 loss from operations of discontinued operations is an impairment charge totaling $15.1 million related to the write-down of certain Quincy's units in association with the 1997 restructuring plan, as well as the write-down of certain Hardee's units which were disposed of during 1997.

DENNY'S

Denny's is the largest full-service family-style restaurant chain in the mid-scale segment in the United States in terms of market share, number of units and U.S. systemwide sales. Denny's restaurants currently operate in 49 states, two U.S. territories and three foreign countries, with principal concentrations in California, Florida and Texas. Denny's restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service to a broad spectrum of customers. The restaurants generally are open 24 hours a day, seven days a week. All Denny's restaurants have uniform menus (with some regional and seasonal variations) offering traditional family fare (including breakfast items, steaks, chicken, hamburgers and sandwiches) and provide both counter and table service. Denny's sales are evenly distributed across each of its dayparts; however, breakfast items account for the majority of Denny's sales. In 1998, Denny's restaurants had an average guest check of $5.83 and average Company-owned restaurant sales of $1.3 million. Denny's currently employs approximately 37,700 people.

Historically, Denny's has had one of the lower average guest checks within the family-style category. This value positioning is reinforced through its Grand Value menus, featuring value priced items for breakfast and lunch with tiered pricing starting at $2.99 and $3.29, respectively. Denny's has sought to further expand the customer perception of value through the use of themed, higher-quality products such as "All-Star Slams," "America's Favorite Omelets," "Major League Burgers" and "Signature Skillets." These products are supported through television advertising and restaurant-based media including special menus, posters and window clings. The Company expects to refine and accelerate these efforts in 1999.

During 1998, the Denny's system opened ten "Denny's Classic Diners." These restaurants have an upbeat, nostalgic look and feel that appeals to younger customers, while retaining Denny's core brand equities. The Classic Diner features a modular, stainless steel facility, new uniforms, a jukebox and a tailored menu to create an energized dining experience. Operating trends to date are encouraging, with a reduced per-unit investment producing above-average sales when compared to the traditional Denny's restaurant. Denny's plans to accelerate the development of the Classic Diner format in 1999.

Also during 1998, the Company began testing a new "reimage" program for existing restaurants which will complement and support Denny's brand positioning as "America's Original Breakfast Diner." This "Denny's Diner 2000" reimage program borrows design elements from and was designed to complement the "Denny's Classic Diner" concept. Once the market testing is completed, the Company plans to roll this reimaging program out aggressively in 1999 beginning with Company-owned restaurants.

Denny's has undertaken several capital spending initiatives designed to enhance the competitive position of the brand. All domestic Company-owned restaurants received new point-of-sale ("POS") technology during 1997, along with certain other equipment designed to improve operations and accommodate new product introductions. The final results of a restaurant reengineering project, initiated in late 1996 and refined and tested during 1997 and 1998, are now being incorporated into existing restaurants. In addition, plans are being finalized to begin building a reengineered restaurant in 1999.

Denny's opened 72 new franchised units in 1998. Management believes that over the last five years Denny's has opened more new units (Company-owned and franchised units combined) than any competitor in the mid-scale segment. Denny's also continues to supplement its franchise development efforts by selectively selling Company-owned units to franchisees. There were a total of 843 franchised/licensed units at December 30, 1998, or 49% of all Denny's restaurants. The initial fee for a single Denny's franchise is $35,000 and the current royalty payment is 4% of gross sales. Initial fees and royalties for licensed restaurants are negotiated under separate licensing agreements which generally carry lower royalty rates than franchised restaurants.

Subsequent to December 30, 1998, Denny's purchased 30 operating restaurants in western New York from a former franchisee of Perkins Family Restaurants. Denny's took possession of the restaurants on March 1, 1999, and by March 8, 1999, reopened 27 units as Denny's restaurants. The remaining units are being evaluated for ultimate reopening or disposition. Management believes this acquisition will provide important strategic benefits, including a rapid increase in brand penetration and advertising spending capabilities in these markets.

COCO'S

Coco's is a bakery restaurant chain operating primarily in California and Arizona, as well as Japan and South Korea. Coco's ranks among the top 15 chains in the family-style category based on U.S. systemwide sales and international sales. Coco's offers a variety of fresh-baked goods such as pies, muffins and cookies and value-priced and innovative menu items. The chain has positioned itself at the upper end of the family-style category, and answers the needs of quality-conscious family diners by offering consistently high-quality food, great service, fair prices and a pleasant, comfortable atmosphere. Since the Company acquired the chain in May 1996, 43 international units have been added to the system. The Coco's chain currently consists of 150 Company-owned, 31 domestic franchised and 300 international licensed restaurants. The initial fee for a single Coco's franchise in the United States is $35,000 and the current royalty payment rate is 4% of net sales. Initial fees and royalties for licensed restaurants are negotiated under separate licensing agreements which generally carry lower royalty rates than franchised restaurants.

The restaurants are generally open 18 hours a day. Coco's restaurants have uniform menus within the United States and serve breakfast, lunch and dinner. Lunch and dinner dayparts are Coco's strongest, each comprising approximately 38% of 1998 sales. In 1998, the average guest check was $6.96, with average Company-owned unit sales of approximately $1.6 million. Coco's currently employs approximately 7,600 people.

CARROWS

Carrows is a regional mid-scale family-style restaurant chain operating primarily in six western states. Carrows currently consists of 123 Company-owned units and 26 domestic franchises, and employs approximately 5,500 people. Carrows specializes in traditional Santa Barbara-style American food, with an emphasis on quality, homestyle fare at an excellent value. The concept appeals strongly to families with children as well as to mature adults -- two groups expected to grow rapidly into the next century. The menu is always current, but not trendy, and is revised regularly to reflect the most appealing foods that guests demand. The restaurants are generally open 24 hours a day. Carrows restaurants have uniform menus and serve breakfast, lunch and dinner.

Lunch and dinner dayparts (including "late night") are Carrows' strongest, comprising approximately 31% and 43% of 1998 sales, respectively. In 1998, the average guest check was $6.60, with average Company-owned unit sales of approximately $1.4 million.

EL POLLO LOCO

El Pollo Loco, which specializes in marinated flame-broiled chicken, is one of the leading chains in the quick-service chicken segment of the restaurant industry. Of the total 265 El Pollo Loco restaurants, which are located in four southwestern states and two foreign countries, 87% are located in Southern California. El Pollo Loco directs its marketing at customers desiring an alternative to traditional fast food products, offering unique tasting and high quality products which help position the brand as high quality fast food at a competitive price. The restaurants are designed to facilitate customer viewing of the preparation of the flame-broiled chicken, and the food is served quickly, but prepared slowly, using fresh ingredients. Much of the brand's recent growth can be attributed to successful menu positioning, new product offerings and dual branding with the complementary Fosters Freeze dessert line, which commenced in late 1995.

El Pollo Loco restaurants are generally open 12 hours a day, seven days a week for lunch and dinner. A majority of the Company's El Pollo Loco restaurants have drive-through facilities, which provided approximately 37% of revenues in 1998. The dinner daypart for El Pollo Loco is the strongest, representing approximately 54% of total sales. In 1998, the average guest check at El Pollo Loco was $6.94. Average Company-owned restaurant sales were approximately $1.2 million. El Pollo Loco currently employs approximately 2,600 people. In 1998, the chain had a net increase of 18 units domestically, representing an increase of 16 franchise units and two Company-owned units. The initial fee for a single El Pollo Loco franchise is $35,000 and the current royalty payment rate is 4% of gross sales. Initial fees and royalties for licensed restaurants are negotiated under separate licensing agreements which generally carry lower royalty rates than franchised restaurants.

Based on El Pollo Loco's recent success, the Company is optimistic about future expansion of the El Pollo Loco concept, principally through Company store development and franchising in the Texas, Arizona and California markets. By the year 2003, the Company hopes to add as many as 240 additional El Pollo Loco restaurant units.

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

Financial and management control is facilitated in all of the Company's restaurants by the use of POS systems which transmit detailed sales reports, payroll data and periodic inventory information for management review. In July 1997, the Company completed the rollout of a new POS system in its domestic Company-owned Denny's restaurants. In January 1998 and July 1998, the Company completed the rollout of the new system in its Canadian Company-owned Denny's restaurants and its Company-owned El Pollo Loco restaurants, respectively. This system is helping restaurant management improve customer service through faster and more accurate turnaround of customer orders. In addition, the new POS system will aid in sales analysis and decision-making by providing information on a more timely basis and at a higher level of detail. During the second and third quarters of 1999, management intends to install new POS systems in all Company-owned Coco's and Carrows restaurants. The Company also intends to implement a new back office system in all Company-owned restaurants. This new system will provide additional functionality over the current restaurant management system and will be used by restaurant management to handle payroll, inventory, labor scheduling, financial and sales reporting. Management intends to complete the rollout of the new back office system in all Company-owned Coco's and Carrows restaurants by August 1999 and in all Denny's and El Pollo Loco Company-owned restaurants by the second quarter of 2000.

ADVERTISING

The Company uses an integrated process to promote its concepts, including media, menu strategy, interior/exterior building design, style of service and specialized promotions to help differentiate itself in the marketplace. Media advertising is primarily product oriented, generally featuring high-margin special entrees or meal combinations presented and priced to convey high value. Such advertising is conducted through national, regional and local television advertising as well as radio, outdoor and print advertising depending on the target market. Sophisticated consumer marketing research techniques are used to measure customer satisfaction and customers' evolving expectations.

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

RAW MATERIALS SOURCES AND AVAILABILITY

The Company has a centralized purchasing program which is designed to ensure uniform product quality as well as reduced food, beverage and supply costs. The Company's size provides it with significant purchasing power which often enables it to obtain products at favorable prices from several nationally recognized manufacturers.

In connection with the 1995 sale of its distribution subsidiary, PFC, to Meadowbrook Meat Company ("MBM"), the Company entered into an eight-year distribution agreement, subsequently extended to ten years, with MBM, under which PFC/MBM will continue to distribute and supply certain products and supplies to the Company's restaurants. Beginning in January 1998, Coco's and Carrows became subject to similar agreements. There are no volume requirements relative to these agreements; however, the products named therein must be purchased through PFC/MBM unless they are unable to make delivery within a reasonable period. During the third quarter of 1996, the Company sold Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's in two separate transactions. In conjunction with these sales, the Company entered into five-year purchasing agreements with the acquirers under which the Company is required to purchase certain minimum annual volumes. If such volumes are not purchased, the agreements provide for the payment of penalties.

The Company believes that satisfactory sources of supply are generally available for all the items regularly used by its restaurants and has not experienced any material shortages of food, equipment, or other products which are necessary to its restaurant operations.

SEASONALITY

The Company's business is moderately seasonal. Restaurant sales are generally greater in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions. Occupancy and other operating costs, which remain relatively constant, have a disproportionately greater negative effect on operating results during quarters with lower restaurant sales.

TRADEMARKS AND SERVICE MARKS

The Company, either directly or through wholly-owned subsidiaries, has certain trademarks and service marks registered with the United States Patent and Trademark office and in international jurisdictions, including Denny's, El Pollo Loco, Coco's, Carrows, and Grand Slam Breakfast. The Company considers its trademarks and service marks important to the identification of its restaurants and believes they are of material importance to the conduct of its business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from five to 20 years. The Company generally intends to renew trademarks and service marks which come up for renewal. The Company owns or has rights to all trademarks it believes are material to its restaurant operations.

COMPETITION

The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants, and other miscellaneous establishments. Full-service restaurants include the mid-scale, casual dining and upscale (fine dining) segments. A significant portion of the mid-scale segment is made up of three categories -- family-style, family steak, and cafeteria -- and is characterized by complete meals, menu variety and moderate prices ($5-$7 average check). The family-style category, which includes Denny's, Coco's and Carrows, includes a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8-$16 average check) and availability of alcoholic beverages, primarily consists of a small number of national chains, regional chains and small independent restaurants. The quick-service segment, which includes El Pollo Loco, is characterized by low prices (generally, $3-$5 average check), finger foods, fast service, and convenience. A small number of large sandwich, pizza and chicken chains overwhelmingly dominate the quick-service segment.

On a segment-wide basis, the full-service and quick-service restaurant segments currently have approximately the same revenues. Throughout the 1990's, the quick-service segment has maintained steady growth in traffic volume. During the same time period, the mid-scale segment's traffic volume has remained relatively flat, reflecting increases in the family-style and cafeteria categories offset by decreases in the family-steak category.

The restaurant industry is highly competitive, and competition among a few major companies that own or operate restaurant chains is especially intense, particularly in the quick-service and family-style segments. Restaurants compete on the basis of name recognition and advertising, the price, quality and perceived value of their food offerings, the quality and speed of their service, convenience and the attractiveness of their facilities. In addition, recent economic trends have increased competition for qualified managerial operations personnel as well as hourly restaurant employees.

Management believes the Company's principal competitive strengths include its restaurants' brand name recognition; restaurant locations; the value, variety and quality of food products served; the quality and training of its employees; and the Company's market penetration, which has resulted in economies of scale in a variety of areas including advertising, distribution and field supervision. See Exhibit 99 to this Form 10-K for certain additional factors relating to the Company's competition in the restaurant industry.

ECONOMIC, MARKET AND OTHER CONDITIONS

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences and increases in the number of restaurants generally and in particular areas.

GOVERNMENT REGULATIONS

The Company and its franchisees are subject to various local, state and Federal laws and regulations governing various aspects of the restaurant business, including, but not limited to health, sanitation, environmental matters, safety, disabled persons' access to restaurant facilities, the sale of alcoholic beverages and hiring and employment practices. The operation of the Company's franchise system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. The Company believes that it is in material compliance with applicable laws and regulations, but it cannot predict the effect on operations of the enactment of additional requirements in the future.

The Company is subject to Federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 30, 1998, a substantial number of the Company's employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase the Company's labor costs. This is especially true for the Company's operations in California, where there is no tip credit. The California minimum wage increased from $4.25 to $5.00 per hour on March 1, 1997 and increased to $5.75 per hour on March 1, 1998. Also, the Federal minimum wage increased from $4.25 per hour to $4.75 per hour on October 1, 1996 and increased again to $5.15 per hour on September 1, 1997. Employers must pay the higher of the Federal or state minimum wage. The Company has attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that the Company or its franchisees can continue to pass on such cost increases to its customers.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

COMPLIANCE WITH CONSENT DECREES

On May 24, 1994, the Company entered into two consent decrees (the "Consent Decrees") resolving the class action litigation brought against Denny's, Inc. which alleged that Denny's, Inc. engaged in a pattern or practice of racial discrimination in violation of the Civil Rights Act of 1964. The Company denied any wrongdoing. The Consent Decrees enjoin the Company from racial discrimination and require the Company to implement certain employee training and testing programs and provide public notice of Denny's nondiscrimination policies.

Denny's continues to meet all of its obligations under the Consent Decrees. As part of orientation, every new Denny's employee receives notification of the Consent Decree requirements. All newly-hired hourly employees who work in the restaurants complete video-based nondiscrimination training that focuses on employees' responsibilities under the Consent Decrees and public accommodations law. Additionally, management employees are required to attend a nondiscrimination training program consisting of two separate eight-hour live sessions. During 1998, approximately 7,000 people participated in management nondiscrimination training. In addition, during 1997 Denny's rolled out the second phase of live management nondiscrimination training. Video training for hourly employees and both phases of management training are ongoing and required for every new employee.

Further, as required by the Consent Decrees, nondiscrimination testing was conducted by independent civil rights organizations in over 600 Denny's restaurants in 1998. This nondiscrimination testing compares the dining experience of similarly-matched test groups to determine if guests are treated equally without regard to race, color or national origin.

Every Denny's restaurant displays a sign at each public entrance emphasizing Denny's commitment to nondiscrimination and providing an 800 phone number directing customers to an independent civil rights monitor if they feel they have been victims of disparate treatment. In addition, certain printed advertising materials such as menus, magazine and newspaper advertising include a statement assuring that all guests will receive fair and equal treatment.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to each executive officer of Advantica.

                                             CURRENT PRINCIPAL OCCUPATION OR
NAME                                   AGE   EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----                                   ---   -------------------------------------------
James B. Adamson                       51    Chairman, Chief Executive Officer and President of Advantica
                                             (1995-present); Chief Executive Officer of Burger King
                                             Corporation (1993-1995).
Craig S. Bushey                        43    Executive Vice President of Advantica and President of
                                             Coco's/Carrows Division (March 1998-present); Senior Vice
                                             President of Advantica and President of Hardee's Division
                                             (1996-February 1998); Managing Director, Vice President
                                             (Western Europe) of Burger King (1995-1996); Region Vice
                                             President (Central Region) of Burger King (1994-1995);
                                             Burger King Reengineering Team (1993-1994).
Ronald B. Hutchison                    49    Executive Vice President and Chief Financial Officer of
                                             Advantica (March 1998-present); Vice President and Treasurer of Advantica (1995-March 1998); Vice President and Treasurer
                                             of Leaseway Transportation Corp. (1988-1995).
Nelson J. Marchioli                    49    Executive Vice President of Advantica (March 1998-present);
                                             Senior Vice President of Advantica (1997-February 1998);
                                             President of El Pollo Loco Division (1997-present);
                                             Executive Vice President and Chief Operating Officer of
                                             Bruegger's Corporation (1996-1997); Senior Vice President of
                                             Worldwide Supply for Burger King Corporation (1995-1996);
                                             Senior Vice President, International Operation and Sales for
                                             Burger King Corporation (1994-1995); Vice President-General
                                             Manager, Latin America Restaurant Operations for Burger King
                                             Corporation (1994); Senior Vice President, Quality and Cost,
                                             Burger King Corporation (1993-1994).
Rhonda J. Parish                       42    Executive Vice President of Advantica (March 1998-present);
                                             General Counsel and Secretary of Advantica (1995-present);
                                             Senior Vice President of Advantica (1995-February 1998);
                                             Assistant General Counsel of Wal-Mart Stores, Inc.
                                             (1990-1994).
John A. Romandetti                     48    Executive Vice President of Advantica (March 1998-present);
                                             Senior Vice President of Advantica (1995-February 1998);
                                             Chief Executive Officer of Denny's Division (January
                                             1999-present); President of Denny's Division (1997-present);
                                             President of El Pollo Loco Division (1995-1996); Vice
                                             President of Operations for Burger King Corporation
                                             (1989-1995).
Paul R. Wexler                         55    Executive Vice President, Procurement and Distribution of
                                             Advantica (March 1998-present); Senior Vice President,
                                             Procurement and Distribution of Advantica (1995-February
                                             1998); Vice President, Procurement and Quality Assurance for
                                             Marriott International (1991-1995).
Stephen W. Wood                        40    Executive Vice President, Human Resources and Corporate
                                             Affairs of Advantica (March 1998-present); Senior Vice
                                             President, Human Resources and Corporate Affairs of
                                             Advantica (1996-February 1998); Vice President,
                                             Compensation, Benefits, and Employee Information Systems and
                                             Corporate Office Human Resources of Advantica (1993-1996).

EMPLOYEES

At December 30, 1998, the Company had approximately 54,000 employees, none of whom are subject to collective bargaining agreements. Many of the Company's restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, the Company experiences a high level of turnover among its restaurant employees. The Company has experienced no significant work stoppages and considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

Most of the Company's restaurants are free-standing facilities. Presented below is a schedule of the average property and building square footage, as well as average seating capacity for each of the Company's concepts:

                                                                 AVERAGE           AVERAGE       AVERAGE
                                                                PROPERTY          BUILDING       SEATING
CONCEPT                                                      SIZE IN SQ. FT.   SIZE IN SQ. FT.   CAPACITY
-------                                                      ---------------   ---------------   --------
Denny's                                                          42,000             4,750          140
Coco's                                                           35,000             5,600          150
Carrows                                                          35,000             4,900          150
El Pollo Loco                                                    20,000             2,400           65

The following table sets forth certain additional information regarding Company-owned restaurant properties as of December 30, 1998:

                                                        LAND AND    LAND LEASED    LAND AND
                                                        BUILDING    AND BUILDING   BUILDING
CONCEPT                                                   OWNED        OWNED        LEASED     TOTAL
-------                                                 ---------   ------------   ---------   -----
Denny's                                                    238           37           603        878
Coco's                                                       2           33           115        150
Carrows                                                      3           14           106        123
El Pollo Loco                                                7           31            62        100
                                                           ---          ---           ---      -----
Total                                                      250          115           886      1,251
                                                           ===          ===           ===      =====

The number and location of the Company's restaurants as of December 30, 1998 are presented below:

                                  DENNY'S               COCO'S                CARROWS            EL POLLO LOCO
                            -------------------   -------------------   -------------------   -------------------
                                    FRANCHISED/           FRANCHISED/           FRANCHISED/           FRANCHISED/
STATE/COUNTRY               OWNED    LICENSED     OWNED    LICENSED     OWNED    LICENSED     OWNED    LICENSED
-------------               -----   -----------   -----   -----------   -----   -----------   -----   -----------
Alabama                        1          9         --         --         --        --          --         --
Alaska                        --          4         --         --         --        --          --         --
Arizona                       28         47         21          2          1         4          --          8
Arkansas                       1         10         --         --         --        --          --         --
California                   219        152        125         21        115         6         100        141
Colorado                      24         13         --          2         --        --          --         --
Connecticut                    2          8         --         --         --        --          --         --
Delaware                       3         --         --         --         --        --          --         --
Florida                      103         91         --         --         --        --          --         --
Georgia                       --         23         --         --         --        --          --         --
Hawaii                         4          3         --         --         --        --          --         --
Idaho                         --          6         --         --         --        --          --         --
Illinois                      47         14         --         --         --        --          --         --
Indiana                       14         12          2         --         --        --          --         --
Iowa                          --          5         --         --         --        --          --         --
Kansas                         9          1         --         --         --        --          --         --
Kentucky                      --         18         --         --         --        --          --         --
Louisiana                      7          5         --         --         --        --          --         --
Maine                         --          8         --         --         --        --          --         --
Maryland                      14         17         --         --         --        --          --         --
Massachusetts                  9         --         --         --         --        --          --         --
Michigan                      24         15         --         --         --        --          --         --
Minnesota                      6         10         --         --         --        --          --         --
Mississippi                    2          2         --         --         --        --          --         --
Missouri                      28          8          2         --         --        --          --         --
Montana                       --          5         --         --         --        --          --         --
Nebraska                      --          4         --         --         --        --          --         --
Nevada                        11          6         --         --          4         1          --          9
New Hampshire                  2          1         --         --         --        --          --         --
New Jersey                     6         12         --         --         --        --          --         --
New Mexico                     2         17         --         --         --         4          --         --
New York                      24         13         --         --         --        --          --         --
North Carolina                 8         12         --         --         --        --          --         --
North Dakota                  --          3         --         --         --        --          --         --
Ohio                          32         25         --         --         --        --          --         --
Oklahoma                       9         20         --         --         --        --          --         --
Oregon                         5         20         --         --         --         8          --         --
Pennsylvania                  47          5         --         --         --        --          --         --
South Carolina                11          7         --         --         --        --          --         --
South Dakota                  --          2         --         --         --        --          --         --
Tennessee                      3         11         --         --         --        --          --         --
Texas                         76         80         --         --          3         2          --          3
Utah                           7         13         --         --         --        --          --         --
Vermont                       --          2         --         --         --        --          --         --
Virginia                      19         11         --         --         --        --          --         --
Washington                    49         22         --          6         --         1          --         --
West Virginia                 --          3         --         --         --        --          --         --
Wisconsin                     12          7         --         --         --        --          --         --
Wyoming                       --          6         --         --         --        --          --         --
Guam                          --          3         --         --         --        --          --         --
Puerto Rico                   --         10         --         --         --        --          --         --
Canada                        10         33         --         --         --        --          --         --
Japan                         --         --         --        267         --        --          --         --
South Korea                   --         --         --         32         --        --          --         --
Other International           --          9         --          1         --        --          --          4
                             ---        ---        ---        ---        ---        --         ---        ---
  Total                      878        843        150        331        123        26         100        165
                             ===        ===        ===        ===        ===        ==         ===        ===

In addition to the restaurant locations set forth above, the Company owns an 18-story, 187,000 square foot office tower in Spartanburg, South Carolina which serves as its corporate headquarters. The Company's corporate offices currently occupy approximately 15 floors of the tower, with the balance leased to others.

See Note 11 to the accompanying Consolidated Financial Statements for information concerning encumbrances on certain properties of the Company.

ITEM 3. LEGAL PROCEEDINGS

FCI, Flagstar, El Pollo Loco and Denny's, along with several former officers and directors of those companies, were named as defendants in an action filed on August 28, 1991 in the Superior Court of Orange County, California. The plaintiffs in that action, who were former El Pollo Loco franchisees, alleged that the defendants, among other things, failed or caused a failure to promote, develop and expand the El Pollo Loco franchise system in breach of contractual obligations to the plaintiff franchisees and made certain misrepresentations to the plaintiffs concerning the El Pollo Loco system. Asserting various legal theories, the plaintiffs sought actual and punitive damages in excess of $90 million, together with declaratory and certain other equitable relief. The defendants denied all material allegations, and certain defendants filed cross-complaints against various plaintiffs in the action for breach of contract and other claims. Subsequent to the filing of the action, the defendants entered into settlements with six of the plaintiffs, leaving two plaintiff franchisees remaining in the lawsuit. With respect to the remaining plaintiffs, the action was stayed due to the bankruptcy filing of the principal stockholder of the plaintiff corporations. On September 30, 1998, an order was entered in that bankruptcy action approving the execution of a settlement agreement which would resolve the lawsuit in its entirety. The settlement agreement was executed on October 21, 1998, and on October 29, 1998, an order was entered in the Superior Court of Orange County, California dismissing the case in its entirety.

In 1994, Flagstar was advised of proposed deficiencies from the Internal Revenue Service for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by FCI and Flagstar for the seven taxable periods ended December 31, 1992. In the third quarter of 1996, this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act ("the Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. As the Company believes the remaining proposed deficiencies are substantially incorrect, it intends to continue to contest such proposed deficiencies. The Company filed petitions in the United States Tax Court in 1998 for these periods. The case is not expected to be tried until late 1999 or early 2000.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock and Warrants were listed on The Nasdaq Stock Market(R) on a "when issued" basis on January 8, 1998 under the symbols "DINEV" and "DINWV," respectively. On January 12, 1998 the Common Stock and Warrants were listed under the symbols "DINE" and "DINEW," respectively. As of March 1, 1999, 40,025,207 shares of Common Stock and 3,999,992 Warrants were outstanding, and there were approximately 3,200 record and beneficial holders of Common Stock and 29 Warrant holders of record. Neither Advantica, nor either of its predecessors FCI and Flagstar, has ever paid dividends on its common equity securities. Furthermore, restrictions contained in the instruments governing the outstanding indebtedness of Advantica restrict its ability to pay dividends on the Common Stock in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 11 to the accompanying Consolidated Financial Statements of the Company.

The following table lists the high and low closing sales prices of the Common Stock for each quarter since Advantica's emergence from bankruptcy on January 7, 1998. The sales prices were obtained from The Nasdaq Stock Market(R).

1998                                                     HIGH        LOW
----                                                     ----        ---
First quarter (from January 7, 1998)                    $11 1/16    $8 7/8
Second quarter                                           11 5/16     8 3/4
Third quarter                                            10 5/8      4 1/2
Fourth quarter                                            7 1/2      3 13/32

Prior to May 17, 1997, the Old Common Stock was traded on The Nasdaq Stock Market(R) under the symbol "FLST." The following table lists the high and low closing sales prices for the Old Common Stock for each quarter in the 1997 fiscal year. The sales prices were obtained from summaries obtained from The Nasdaq Stock Market(R).

1997                                                     HIGH        LOW
----                                                     ----        ---
First quarter                                           $ 1 7/32    $ 25/64
Second quarter (a)                                         19/32       9/32
Third quarter (a)                                           1/2       19/64
Fourth quarter (a)                                         23/64     -

---------------

(a) At the close of business on May 16, 1997, the Old Common Stock was delisted for trading on The Nasdaq Stock Market(R). Although such securities continued to trade in the over-the-counter market until January 7, 1998, such trading activity was limited and sporadic.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are certain selected financial data concerning the Company for each of the four years ended December 31, 1997, the one week ended January 7, 1998 and the 51 weeks ended December 30, 1998. Such data generally have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

                                                                                                              SUCCESSOR
                                                                PREDECESSOR COMPANY                            COMPANY
                                           --------------------------------------------------------------    ------------
                                                                                                ONE WEEK
                                                           FISCAL YEAR ENDED                     ENDED        FIFTY-ONE
                                           -------------------------------------------------   JANUARY 7,    WEEKS ENDED
                                           DEC. 31,   DEC. 31,     DEC. 31,       DEC. 31,     JANUARY 7,    DECEMBER 30,
(In millions, except ratios and per share  1994 (a)   1995 (a)   1996 (a)(b)    1997 (a)(c)       1998         1998 (d)
amounts)                                   --------   --------   ------------   ------------   ----------    ------------
Income statement data:
  Operating revenue                        $1,669.4   $1,603.7     $1,664.1       $1,810.6       $ 33.6        $1,720.5
  Operating income (loss)                     112.9(e)    71.6(f)     109.0          125.0          8.7           (67.3)
  (Loss) income from continuing
     operations (g)                           (24.2)     (77.7)       (53.0)         (76.3)       734.3(h)       (181.0)
  Basic (loss) income per share from
     continuing operations applicable to
     common shareholders                      (0.91)     (2.17)       (1.58)         (2.13)       17.30           (4.52)
  Diluted (loss) income per share from
     continuing operations applicable to
     common shareholders                      (0.91)     (2.17)       (1.58)         (2.13)       13.32           (4.52)
  Cash dividends per common share (i)            --         --           --             --           --              --
  Ratio of earnings to fixed charges (j)         --         --           --             --        249.3x             --
  Deficiency in the coverage of fixed
     charges to earnings before fixed
     charges (j)                               26.3       74.9         69.3           74.6           --           182.8
Balance sheet data (at end of period):
  Current assets (k)                       $  186.1   $  285.3     $  185.5       $  129.6                     $  295.4
  Working capital (deficit) (k)(l)           (205.6)    (122.2)      (297.7)        (230.2)                       (96.1)
  Net property and equipment                1,196.4    1,104.4      1,168.6          625.8                        693.3
  Total assets                              1,587.5    1,507.8      1,687.4        1,407.4                      1,986.2
  Long-term debt, excluding current
     portion                                2,067.6    1,996.1      2,180.7          594.2(m)                   1,156.0
Other data:
  EBITDA as defined (n)                    $  184.4   $  185.2     $  190.3       $  218.1       $ 10.3        $  218.6
  Net cash flows from operating
     activities                               (14.2)      (2.4)        (9.9)          62.8          8.6            25.5
  Net cash flows provided by (used in)
     investing activities                     355.0(o)   190.0(p)    (101.4)(q)      (52.7)         7.9           235.3(r)
  Net cash flows provided by (used in)
     investing activities                    (298.2)     (57.3)         6.8          (48.4)       (11.9)          (94.8)

---------------

(a) Certain amounts for the four years ended December 31, 1997 have been reclassified to conform to the 1998 presentation.
(b) Reflects the acquisition in May 1996 of Coco's and Carrows.
(c) Due to the change in the Company's fiscal year end, the year ended December 31, 1997 includes more than 52 weeks of operations as further described in
    Note 4 to the Consolidated Financial Statements.

(d) As discussed in more detail in Note 1 to the Consolidated Financial Statements, FCI and Flagstar emerged from bankruptcy on January 7, 1998. As described in Note 2 to the Consolidated Financial Statements, the change in ownership of the Company effected by the financial restructuring resulting from the bankruptcy required that the Company apply fresh start reporting effective January 7, 1998 in accordance with the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). All financial statements subsequent to January 7, 1998 are referred to as "Successor Company," as they reflect periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to January 7, 1998.
(e) Operating income for the year ended December 31, 1994 reflects a recovery of restructuring charges of $5.0 million.
(f) Operating income for the year ended December 31, 1995 reflects a provision for restructuring charges of $10.3 million and a charge for impaired assets of $24.8 million.
(g) The Company has classified as discontinued operations Canteen Corporation, a food and vending subsidiary, TWRS, a recreation services subsidiary, VS, a stadium concessions subsidiary, FEI, a restaurant subsidiary, and Quincy's, a restaurant subsidiary. Canteen Corporation was sold in 1994. TWRS and VS were sold during 1995. FEI and Quincy's were sold in 1998.
(h) The income from continuing operations for the one week ended January 7, 1998 includes reorganization items of $714.2 million.
(i) The Company's bank facilities have prohibited, and its public debt indentures have significantly limited, distributions and dividends on Advantica's (and its predecessor's) common equity securities. See Note 11 to the accompanying Consolidated Financial Statements appearing elsewhere herein.
(j) For purposes of computing the ratio of earnings to fixed charges or deficiency in the coverage of fixed charges to earnings before fixed charges, fixed charges consist of interest expense including capitalized interest, amortization of debt expenses and the interest element in rental payments under operating leases (estimated to be one third). Earnings consist of income from continuing operations before income taxes and fixed charges excluding capitalized interest.
(k) The current assets and working capital deficit amounts presented exclude assets held for sale of $77.3 million as of December 31, 1994, $5.1 million as of December 31, 1996 and $347.0 million as of December 31, 1997. Such assets held for sale relate to the Company's food and vending, concessions and recreation services subsidiaries for the year ended December 31, 1994. For the year ended December 31, 1997, net assets held for sale relate to FEI and Quincy's.
(l) A negative working capital position is not unusual for a restaurant operating company. The decrease in the working capital deficit from December 31, 1994 to December 31, 1995 is due primarily to an increase in cash following the 1995 sales of the Company's distribution subsidiary, PFC, and the concession and recreation services subsidiaries, net of current assets and liabilities of such subsidiaries. The increase in the working capital deficit from December 31, 1995 to December 31, 1996 reflects the use of the proceeds from the 1995 sales noted above, and the proceeds of the sale of PTF, for operating needs and for the acquisition of Coco's and Carrows. The decrease in the working capital deficit from December 31, 1996 to December 31, 1997 is attributable primarily to a reclassification of accrued interest from current liabilities to liabilities subject to compromise in accordance with SOP 90-7, largely offset by a reduction in cash and cash equivalents which was used for Company operations. The decrease in the working capital deficit from December 31, 1997 to December 30, 1998 is attributable primarily to an increase in cash and cash equivalents from the sales of FEI and Quincy's. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Advantica -- Liquidity and Capital Resources."
(m) Reflects the reclassification of $1,496.7 million of long-term debt to liabilities subject to compromise in accordance with SOP 90-7 as a result of the Chapter 11 filing.
(n) "EBITDA as defined" is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment and is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. The following restructuring and impairment charges (recoveries) have been excluded from EBITDA as defined for the periods indicated: 1994 -- ($5.0 million) and 1995 -- $35.1 million.
(o) Net cash flows provided by investing activities include proceeds from sale of discontinued operations of $447.1 million.
(p) Net cash flows provided by investing activities include proceeds from sale of discontinued operations and subsidiaries of $294.6 million.
(q) Net cash flows used in investing activities include the acquisition of Coco's and Carrows, net of cash acquired, of $127.1 million as well as the net proceeds from the disposition of PTF of $63.0 million.
(r) Net cash flows provided by investing activities include proceeds from sales of discontinued operations of $460.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with "Selected Financial Data," and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein. For purposes of providing a meaningful comparison of the Company's 1998 operating performance, the following discussion and presentation of the results of operations for the one week ended January 7, 1998 (Predecessor Company) and the 51 weeks ended December 30, 1998 (Successor Company) will be combined and referred to as the year ended December 30, 1998.

RESULTS OF OPERATIONS

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 30,
COMPANY CONSOLIDATED                                              1996           1997           1998
--------------------                                          ------------   ------------   ------------
(In millions)
Net company sales                                                $1,609         $1,749         $1,686
Franchise revenue                                                    55             62             68
                                                                 ------         ------         ------
Operating revenue                                                 1,664          1,811          1,754
Operating expenses                                                1,555          1,686          1,813
                                                                 ------         ------         ------
Operating income (loss)                                          $  109         $  125         $  (59)
                                                                 ======         ======         ======
EBITDA as defined                                                $  190         $  218         $  229
Consolidated interest expense, net                                  177            165            117
Reorganization items                                                 --             30           (714)
Income tax (benefit) provision                                      (16)             2            (15)
Extraordinary gains                                                  --             --           (614)
Net (loss) income                                                   (85)          (134)         1,213

1998 RESTAURANT UNIT ACTIVITY

                                                          ENDING             UNITS                    ENDING
                                                          UNITS     UNITS    SOLD/       UNITS        UNITS
                                                         12/31/97   OPENED   CLOSED   REFRANCHISED   12/30/98
                                                         --------   ------   ------   ------------   --------
Denny's
  Company-owned                                             894       21        (8)       (29)          878
  Franchised units (a)                                      740       72       (16)        29           825
  Licensed units (a)                                         18       --        --         --            18
                                                          -----      ---      ----        ---         -----
                                                          1,652       93       (24)        --         1,721
Coco's
  Company-owned                                             178       --       (17)       (11)          150
  Franchised units                                           17        4        (1)        11            31
  Licensed units                                            298       12       (10)        --           300
                                                          -----      ---      ----        ---         -----
                                                            493       16       (28)        --           481
Carrows
  Company-owned                                             140       --        (5)       (12)          123
  Franchised units                                           14        2        (2)        12            26
                                                          -----      ---      ----        ---         -----
                                                            154        2        (7)        --           149
El Pollo Loco
  Company-owned                                              98        5        --         (3)          100
  Franchised units                                          145       16        (3)         3           161
  Licensed units                                              4       --        --         --             4
                                                          -----      ---      ----        ---         -----
                                                            247       21        (3)        --           265
Hardee's                                                    557       --      (557)(b)      --           --
Quincy's                                                    180       --      (180)(c)      --           --
                                                          -----      ---      ----        ---         -----
                                                          3,283      132      (799)        --         2,616
                                                          =====      ===      ====        ===         =====

---------------

(a) Certain units have been reclassified to conform to the 1998 presentation.
(b) Reflects the consummation of the sale of FEI stock on April 1, 1998.
(c) Reflects the consummation of the sale of Quincy's stock on June 10, 1998.

1998 VS. 1997

EMERGENCE FROM CHAPTER 11 BANKRUPTCY

As discussed in more detail in "Business -- The 1997 Restructuring" and in Note 1 to the Consolidated Financial Statements, FCI and Flagstar emerged from bankruptcy on January 7, 1998 (with the surviving corporation in the merger of FCI and Flagstar on that date changing its name to Advantica Restaurant Group, Inc.). As described in Note 2 to the Consolidated Financial Statements, the change in ownership of the Company effected by the financial restructuring required that the Company apply fresh start reporting effective January 7, 1998, in accordance with SOP 90-7.

OPERATING RESULTS

The Company's CONSOLIDATED REVENUE for the year ended December 30, 1998 decreased by $56.5 million (3.1%) as compared to the prior year. The revenue decrease is partially attributable to an estimated $32.6 million impact due to fewer reporting days in the 1998 period versus the 1997 comparable period because of the change in the Company's fiscal year end in 1997. Excluding the impact of fewer days in the 1998 reporting period, revenue for 1998 decreased $23.9 million compared to the prior year. This decrease is principally due to a 59-unit decrease in Company-owned units (excluding the impact of the FEI and Quincy's dispositions) resulting primarily from refranchising activity, whereby the Company has sold Company units to franchisees as part of its strategy to optimize its portfolio of Company-owned and franchised restaurants. Denny's posted positive same-store sales for the period, although the Company's other concepts experienced declines. The decrease in Company sales is partially offset by a $6.2 million (10.1%) increase in franchise and licensing revenue attributed to a 129-unit increase in franchised and licensed units, reflecting the Company's strategy to grow through franchising. The 129-unit increase results primarily from an increase in the number of franchised units and includes 85 additional franchised units in Denny's, 14 in Coco's, 12 in Carrows and 16 in El Pollo Loco.

The comparability of 1998 and 1997 CONSOLIDATED OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $139.8 million for the 51 weeks ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value as a result of the adoption of fresh start reporting resulted in an estimated increase in amortization and depreciation of approximately $43.1 million. Excluding the effect of the estimated impact of fresh start reporting, operating expenses decreased $55.8 million (3.3%), primarily reflecting the effect of fewer reporting days than in the prior year, food cost controls, the 59-unit decrease in Company-owned restaurants, improvement in actuarial trends for workers' compensation and health benefits costs and an increase of $12.3 million in gains on sales of units which are reflected as a reduction of operating expenses. Such decreases are somewhat offset by increased labor costs due to minimum wage increases.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, increased by $10.8 million in 1998 as compared to 1997. This increase is a result of the factors noted in the preceding paragraphs, excluding the estimated $182.9 million increase in depreciation and amortization.

Excluding the estimated impact of the adoption of fresh start reporting as discussed above, CONSOLIDATED OPERATING INCOME for 1998 decreased by $0.7 million compared to 1997 as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $116.7 million during the year ended December 30, 1998 as compared with $164.9 million during 1997. The decrease is primarily due to the significant reduction in debt resulting from the implementation of the Plan of Reorganization which became effective on January 7, 1998 and a $18.6 million increase in interest income in 1998 due to increased cash and cash equivalents available for investment as a result of the FEI and Quincy's dispositions. Also contributing to the decrease in interest expense in 1998 is the lower effective yield on Company debt resulting from the revaluation of such debt to fair value at January 7, 1998 in accordance with fresh start reporting, largely offset by the effect of the allocation of $24.8 million of interest expense to discontinued operations in the prior year compared to $2.8 million in the current year period.

REORGANIZATION ITEMS include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Notes 2 and 7 to the Consolidated Financial Statements included herein.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the 51-week period has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately (1.0%) for the 51 weeks ended December 30, 1998 compared to a provision for the 1997 fiscal year period reflecting an approximate rate of 2.3%. The benefit from income taxes from continuing operations for the one-week period ended January 7, 1998 of approximately $13.8 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $1.3 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting (See Note 13 to the accompanying Consolidated Financial Statements for additional information).

EXTRAORDINARY GAINS for the year ended December 30, 1998 total $613.8 million. Of this amount, $612.8 million is due to the implementation of the Plan of Reorganization which resulted in the exchange of the Senior Subordinated Debentures and the 10% Convertible Debentures for 40 million shares of Common Stock and Warrants to purchase four million additional shares of Common Stock. The difference between the carrying value of such debt (including principal, accrued interest and deferred financing costs) and the fair value of the Common Stock and Warrants resulted in a gain on debt extinguishment which was recorded as an extraordinary item. The remaining $1.0 million of the extraordinary gains relates to the early retirement of $42.4 million of Senior Notes as a result of Advantica's July 31, 1998 Net Proceeds Offer (as defined and further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the 1997 period to reflect FEI and Quincy's as DISCONTINUED OPERATIONS in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operations for the year ended December 30, 1998 and the year ended December 31, 1997 were $207.6 million and $5.8 million and $779.9 million and $5.4 million, respectively. The operating results of FEI subsequent to January 7, 1998 and through the disposition date were reflected as an adjustment to "Net assets held for sale" prior to the disposition. The adjustment to "Net assets held for sale" as a result of the net loss of FEI for the twelve weeks ended April 1, 1998 was ($1.4) million. Revenue and operating income of FEI for the twelve weeks ended April 1, 1998 were $116.2 million and $5.7 million, respectively.

NET INCOME was $1.2 billion for the year ended December 30, 1998 as compared to a net loss of $0.1 million for the prior year, primarily as a result of the adoption of fresh start reporting and the extraordinary gain discussed above.

ACCOUNTING CHANGES

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal direct costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides additional guidance on the financial reporting of start-up costs, requiring costs of start-up activities to be expensed as incurred.

In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2 to the Consolidated Financial Statements herein), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $3.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of an immaterial amount of previously capitalized preopening costs. Subsequent to the Effective Date, preopening costs are being expensed as incurred.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS 130 does not impact the Company's consolidated results of operations, financial position or cash flows. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 does not impact the Company's consolidated results of operations, financial position or cash flows.

In 1998, the Company adopted statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This Statement does not change the measurement or recognition of those plans, but is designed to simplify disclosures about pension and other postretirement benefit plans. Specifically, it standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. The Statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The adoption of SFAS 132 had no impact on the Company's consolidated results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 will be effective for the Company's fiscal year-end 2000 financial statements. The Company is in the process of evaluating the effect of SFAS 133 on its consolidated results of operations, financial position and cash flows.

1997 VS. 1996

The Company's CONSOLIDATED REVENUE for 1997 increased by $146.5 million (8.8%) as compared with 1996. This increase is primarily attributable to two factors:
(1) the estimated $24.0 million impact attributable to the additional days in 1997 compared to 1996 due to the change in the Company's fiscal year and (2) an approximate $202.3 million impact resulting from five additional months of operations of Coco's and Carrows in the 1997 reporting period compared to 1996. Excluding the impact of the extra days and the Coco's and Carrows acquisition, revenue for 1997 decreased $79.8 million compared to the prior year. This decrease reflects decreases in same-store sales at Denny's and Carrows, as well as a 23-unit decrease in Company-owned units (excluding Hardee's and Quincy's unit activity). Such decreases are slightly offset by a $9.7 million increase in franchise revenue due to a 106-unit increase in franchise units.

CONSOLIDATED OPERATING EXPENSES for 1997 increased by $130.5 million (8.4%) as compared with 1996. The expense increase is primarily attributable to two factors: (1) the estimated $20.3 million impact of the additional days in the 1997 reporting period in comparison to the prior year comparable period and (2) a $190.6 million impact of the additional five months of operations of Coco's and Carrows in 1997 in comparison to the prior year. Excluding the extra reporting days and the impact of the Coco's and Carrows acquisition, operating expenses for 1997 decreased $80.4 million in comparison to the prior year comparable period. This decrease primarily reflects a decline in costs associated with the decline in revenue, the positive impact of cost cutting measures, and the impact on expenses of a 23-unit decrease in Company-owned units. These decreases in operating expenses are somewhat offset by a decrease in gains from sales of restaurants included in operating expenses from $8.4 million in 1996 to $7.9 million in 1997.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, increased by $27.8 million in 1997 as compared to 1996. This increase is a result of the factors noted in the preceding paragraphs.

CONSOLIDATED OPERATING INCOME for 1997 increased by $16.0 million (14.7%) as compared with 1996 as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $164.9 million during 1997 compared to $177.2 million during 1996. The decrease occurred principally because the Company ceased recording interest on the Senior Subordinated Debentures and 10% Convertible Debentures (each as defined herein) on July 11, 1997, in accordance with SOP 90-7. This decrease is partially offset by an increase of $11.9 million of interest expense in 1997 as compared to 1996 related to the Coco's and Carrows acquisition in May 1996 and a $3.6 million charge representing interest and penalties associated with the early termination of the Company's interest rate exchange agreements in 1997. Such termination occurred in conjunction with the refinancing of the Company's bank facility necessitated by the bankruptcy filing on July 11, 1997. In addition, interest income for 1997 decreased $5.7 million compared to the prior year because of decreased cash and cash equivalents available for investment during the 1997 period and the reclassification of interest earned during the bankruptcy period totaling $1.2 million to reorganization items, in accordance with SOP 90-7.

REORGANIZATION ITEMS include professional fees and other expenditures incurred by the Company in conjunction with the reorganization under Chapter 11 of the Bankruptcy Code, as well as interest income earned during the bankruptcy period, as further discussed in Note 7 to the Consolidated Financial Statements included herein.

The PROVISION FOR INCOME TAXES from continuing operations for the year ended December 31, 1997 reflects an effective income tax rate of approximately 2.3% for 1997 compared to a benefit for 1996 which reflects an approximate rate of (23.5%). The change in the effective income tax rate from the prior year can be attributed to the recognition in the prior year of anticipated refunds due to the carryback of prior year tax losses and the reversal of certain reserves established in prior years in connection with proposed deficiencies from the Internal Revenue Service. See Note 13 to the accompanying Consolidated Financial Statements for additional information.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the 1997 and 1996 periods to reflect FEI and Quincy's as DISCONTINUED OPERATIONS in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operations for the years ended December 31, 1997 and 1996 were $779.9 million and $5.4 million and $862.1 million and $47.4 million, respectively.

The NET LOSS was $134.5 million in 1997 compared to a net loss of $85.5 million for the prior year. The increase in the net loss is due to the factors noted above.

CHANGE IN FISCAL YEAR

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four 13-week quarters during the year with each quarter ending on a Wednesday. Due to the timing of this change, the year ended December 31, 1997 includes more than 52 weeks of operations. Carrows and Coco's include an additional six days, Denny's includes an additional five days and El Pollo Loco includes an additional week.

ACCOUNTING CHANGES

The Company adopted SFAS 128 in the quarter ended December 31, 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share.

RESTAURANT OPERATIONS

DENNY'S (a)

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 30,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
($ in millions, except average unit and same-store data)
U. S. systemwide sales                                          $  1,850        $1,902         $1,963
                                                                ========        ======         ======
Net company sales                                               $  1,220        $1,146         $1,128
Franchise and licensing revenue                                       43            47             51
                                                                --------        ------         ------
          Total revenue                                            1,263         1,193          1,179
                                                                --------        ------         ------
Operating expenses:
  Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                                 --            --             79
  Other                                                            1,149         1,073          1,086
                                                                --------        ------         ------
Total operating expenses                                           1,149         1,073          1,165
                                                                --------        ------         ------
Operating income                                                $    114        $  120         $   14
                                                                ========        ======         ======
EBITDA as defined                                               $    165        $  172         $  184
Average unit sales (in thousands):
  Company-owned                                                    1,313         1,285          1,283
  Franchised                                                       1,090         1,079          1,091
Same-store data (Company-owned) (b):
  Same-store sales increase (decrease)                              1.7%         (4.5%)          1.3%
  Average guest check                                           $   5.04        $ 5.54         $ 5.83
Operated units:
  Company-owned                                                      894           894            878
  Franchised                                                         681(c)        740(c)         825
  Licensed                                                            21(c)         18(c)          18
                                                                --------        ------         ------
     Total                                                         1,596         1,652          1,721
                                                                ========        ======         ======

---------------

(a) Excludes the operating results of the Company's food processing (PTF) operations for all years presented.
(b)  Prior year amounts have not been restated for 1998 comparable units.
(c)  Certain units have been reclassified to conform to the 1998 presentation.

1998 VS. 1997

Denny's NET COMPANY SALES decreased by $18.2 million (1.6%) during the year ended December 30, 1998 compared to the prior year. The decrease primarily reflects a $21.7 million impact resulting from five fewer reporting days in the first quarter of 1998 in comparison to the prior year comparable period and 16 fewer equivalent Company-owned units. This was partially offset by $3.4 million in additional sales at Company-owned units as year-to-date same-store sales turned positive due to strong sales increases in the last half of the year. Such increases were primarily driven by an increase in Denny's average guest check due to successful promotions of higher-priced menu items as well as price increases initiated to keep pace with minimum wage and other costs increases. Additionally, in the fourth quarter Denny's experienced an increase in guest counts, reversing recent negative guest traffic trends. FRANCHISE AND LICENSING REVENUE increased $4.1 million, up 8.7% over last year. The increased franchising revenue reflects the Company's strategy to grow its franchise store base, including the sale of Company-owned units to franchisees to stimulate such growth. Denny's added 72 franchised stores in the current year, reflecting a growth pace similar to 1997 when Denny's opened a record 77 franchise units.

The comparability of 1998 and 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $79.2 million for the 51 weeks ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $35.6 million. Excluding the estimated effect of fresh start reporting, operating expenses decreased $22.7 million (2.1%), primarily reflecting the effect of five fewer reporting days, fewer Company-owned units, improvements in actuarial trends for workers' compensation and health benefits costs and an increase of $10.8 million in gains on sales of units which are reflected as a reduction of operating expenses. These decreases are partially offset by an increase in labor costs due to minimum wage increases and the effect on the prior year of a $5.8 million nonrecurring reduction of operating expenses.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, increased by $12.8 million in 1998 as compared to 1997. This increase is a result of the factors noted in the preceding paragraphs, excluding the estimated $114.8 million increase in depreciation and amortization.

Excluding the estimated impact of fresh start reporting, Denny's OPERATING INCOME for the year ended December 30, 1998 increased by $8.7 million over the prior year comparable period as a result of the factors noted above.

1997 VS. 1996

Denny's NET COMPANY SALES decreased by $73.7 million (6.0%) in 1997 as compared to 1996. This change reflects a decrease in same-store sales and a 21-unit decrease in the number of Company-owned equivalent units operating throughout 1997 as compared to 1996, reflecting the closure or sale of 40 Company-owned units since January 1, 1996. The decrease in sales is somewhat offset by an estimated $21.7 million increase because of an additional five days in the 1997 reporting period compared to the prior year period. The decline in same-store sales was driven by lower guest counts, partially offset by an increase in average guest check. Both fluctuations reflect the impact of management's decision to eliminate certain value pricing initiatives in September 1996 in favor of a broader brand positioning that included greater focus on service and product quality. FRANCHISE AND LICENSING REVENUE for the period increased by $3.8 million (8.7%), reflecting the effect of 56 more franchised units open at the end of 1997 than at the end of 1996. The significant increase in franchised units over the prior year as compared to no net change in the number of Company-owned units is consistent with the Company's strategy of focusing on growth through franchising.

Denny's OPERATING EXPENSES for 1997 compared with 1996 decreased by $76.0 million (6.6%), reflecting the impact of 21 fewer Company-owned equivalent units, a decrease in labor costs associated with improved labor efficiencies and lower guest counts and a $5.8 million reduction in operating expenses resulting from various nonrecurring items recognized in the fourth quarter, consisting primarily of an insurance recovery related to costs associated with the Consent Decree. These decreases were somewhat offset by an estimated $18.5 million impact from five additional days in 1997 compared to 1996, increased costs for produce, coffee, bacon, and sausage and increases in the Federal and state minimum wage rates. In addition, operating expenses in the prior year included $7.7 million of gains on sales of restaurants in comparison to $2.4 million of gains in the current year. Food cost as a percent of revenue improved during the year because of the elimination of certain value pricing initiatives and a shift to higher margin products in 1997.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, increased $6.2 million in 1997 as compared to 1996. This increase is a result of the factors noted in the preceding paragraphs.

Denny's OPERATING INCOME for 1997 increased $6.1 million (5.3%) over the prior year as a result of the factors noted above.

COCO'S AND CARROWS

The following information for the year ended December 31, 1996 is provided for analysis purposes only, as it includes information for periods prior to the Company's acquisition of Coco's and Carrows on May 23, 1996. Specifically, the discussion of 1997 vs. 1996 results includes a full year of operating results for both years, although such operating results prior to May 23, 1996 are not included in consolidated operating results of the Company.

COCO'S

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 30,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
($ in millions, except average unit and same-store data)
U. S. systemwide sales                                           $  278         $  288         $  280
                                                                 ======         ======         ======
Net company sales                                                $  270         $  276         $  256
Franchise and licensing revenue                                       4              4              4
                                                                 ------         ------         ------
  Total revenue                                                     274            280            260
                                                                 ------         ------         ------
Operating expenses:
  Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                                --             --             22
  Other                                                             264            262            245
                                                                 ------         ------         ------
Total operating expenses                                            264            262            267
                                                                 ------         ------         ------
Operating income (loss)                                          $   10         $   18         $   (7)
                                                                 ======         ======         ======
EBITDA as defined                                                $   19(a)      $   35         $   35
Average annual unit sales (in thousands):
  Company-owned                                                   1,462          1,492          1,569
  Franchised                                                      1,719          1,728          1,356
Same-store data (Company-owned) (b):
  Same-store sales decrease                                       (1.6%)          0.0%          (0.7%)
  Average guest check                                            $ 6.80         $ 6.77         $ 6.96
Operated units:
  Company-owned                                                     183            178            150
  Franchised                                                          5             17             31
  Licensed                                                          278            298            300
                                                                 ------         ------         ------
     Total                                                          466            493            481
                                                                 ======         ======         ======

---------------

(a) EBITDA as defined relates only to the period subsequent to the Company's acquisition of Coco's and Carrows, as the Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

(b) Prior year amounts have not been restated for 1998 comparable units.

1998 VS. 1997

Coco's NET COMPANY SALES for the year ended December 30, 1998 decreased $20.1 million (7.3%) as compared to the prior year. The decrease includes a $4.8 million impact due to six fewer reporting days compared to the prior year comparable period. The remaining decrease reflects a 28-unit decrease in the number of Company-owned restaurants and a small decrease in same-store sales. The decrease in same-store sales resulted primarily from a decline in customer traffic, partially offset by a higher average guest check in the first half of the year. The increase in average guest check reflects menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. In the third and fourth quarters, the Company was able to reverse the negative trend in customer traffic through the implementation of successful value-priced promotions. Due to the effect of such value pricing on average guest check, same-store sales remained slightly negative on a year-to-date basis. FRANCHISE AND LICENSING REVENUE was flat compared to the prior year, reflecting an increase in franchise revenue offset by a decrease in licensing revenue. The increase in franchise revenue resulted from the net increase of 14 franchised units in 1998. The decline in foreign licensing revenue resulted primarily from a stronger dollar versus the yen. The stronger dollar versus the yen and the increase in the number of franchised units also explain the large variance in franchise average unit sales.

The comparability of 1998 and 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $22.1 million for the year ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $3.2 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $19.2 million (7.3%). This decrease reflects the effect of six fewer reporting days than in the prior year and the 28-unit decrease in Company-owned restaurants.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, was flat for 1998 compared to 1997. This results from the factors noted in the preceding paragraphs, excluding the estimated $25.3 million increase in depreciation and amortization.

Excluding the estimated impact of the adoption of fresh start reporting, Coco's OPERATING INCOME for the year ended December 30, 1998 decreased $0.5 million compared to the prior year comparable period as a result of the factors noted above.

1997 VS. 1996

Coco's NET COMPANY SALES for 1997 increased $5.9 million (2.2%) as compared to 1996. This increase reflects an estimated $4.8 million impact from the additional six days in the 1997 reporting period compared to the prior year comparable period. In addition, four Carrows units were converted to Coco's restaurants during 1997, contributing $3.3 million in sales. Offsetting these increases is the impact of a decrease of nine Company-owned stores in 1997. Coco's same-store sales were flat in 1997 as compared to 1996. FRANCHISE AND LICENSING REVENUE increased by $0.5 million (12.9%) for 1997 as compared to 1996. This increase is a result of the net increase of 20 foreign licensed units as well as 12 additional domestic franchise units in the current year.

Coco's OPERATING EXPENSES for 1997 decreased by $2.4 million (0.9%) as compared to the prior year. This decrease is primarily a result of savings in product and labor costs due to an increased operations focus on cost controls, waste reduction and labor initiatives and $1.4 million of gains on sales of restaurants, compared to no gains recorded in 1996. In addition, the prior year included nonrecurring adjustments of approximately $1.6 million, which increased legal and workers' compensation expenses. No comparable charges are included in the current year period. These decreases were partially offset by the impact of an additional six days in the 1997 reporting period as compared to the prior year comparable period and the increase in Federal and state minimum wage rates.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, increased by $16.5 million in 1997 as compared to 1996. This increase is primarily a result of calculating EBITDA using the twelve months' operating results for 1997 versus using the operating results for only the seven months after acquisition for 1996, as well as the other factors noted in the preceding paragraphs.

OPERATING INCOME for Coco's increased to $18.4 million in 1997 as a result of the factors noted above.

CARROWS

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 30,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
($ in millions, except average unit and same-store data)
U. S. systemwide sales                                           $ 217          $  215         $  204
                                                                 =====          ======         ======
Net company sales                                                $ 217          $  211         $  185
Franchise and licensing revenue                                     --               1              2
                                                                 -----          ------         ------
  Total revenue                                                    217             212            187
                                                                 -----          ------         ------
Operating expenses:
  Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                               --              --             18
  Other                                                            210             198            179
                                                                 -----          ------         ------
  Total operating expenses                                         210             198            197
                                                                 -----          ------         ------
Operating income                                                 $   7          $   14         $  (10)
                                                                 =====          ======         ======
EBITDA as defined                                                $  15(a)       $   27         $   23
Average annual unit sales (in thousands)
  Company-owned                                                  1,343           1,362          1,377
  Franchised                                                        NM              NM          1,131
Same-store data (Company-owned) (b):
  Same-store sales increase (decrease)                            0.1%           (1.7%)         (2.0%)
  Average guest check                                            $6.25          $ 6.49         $ 6.60
Operated units:
  Company-owned                                                    160             140            123
  Franchised                                                        --              14             26
                                                                 -----          ------         ------
     Total                                                         160             154            149
                                                                 =====          ======         ======

---------------

(a) EBITDA as defined relates only to the period subsequent to the Company's acquisition of Coco's and Carrows, as the Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

(b) Prior year amounts have not been restated for 1998 comparable units.

NM = Not meaningful

1998 VS. 1997

Carrows' NET COMPANY SALES decreased $26.3 million (12.4%) for the year ended December 30, 1998 as compared to the prior year comparable period. The decrease reflects a $3.8 million impact due to six fewer reporting days compared to the prior year. The remaining decrease reflects a 17-unit decrease in the number of Company-owned restaurants, 12 of which were converted to franchise units, and a decrease in same-store sales. The decrease in same-store sales resulted primarily from a decrease in customer traffic, partially offset by a higher average guest check in the first half of the year. The increase in average guest check reflects menu price increases instituted in August 1997 and February 1998 in response to minimum wage increases. In the third and fourth quarters, the Company was able to reverse the negative trend in customer traffic through the implementation of successful value-priced promotions. Due to the effect of such value pricing on average guest check, same-store sales remained negative on a year-to-date basis. FRANCHISE AND LICENSING REVENUE increased $1.3 million for the year ended December 30, 1998 compared to the prior year. This increase resulted from the addition of 12 franchised units over the prior year.

The comparability of 1998 and 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $17.9 million for the year ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $2.2 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $21.2 million (10.7%), reflecting the effect of six fewer reporting days than in the prior year comparable period and the 17-unit decrease in Company-owned restaurants.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, decreased by $3.2 million in 1998 as compared to 1997. This decrease is a result of the factors noted in the preceding paragraphs, excluding the estimated $20.1 million increase in depreciation and amortization.

Excluding the estimated impact of the adoption of fresh start reporting, Carrows' OPERATING INCOME for the year ended December 30, 1998 decreased $3.8 million from the prior year as a result of the factors noted above.

1997 VS. 1996

Carrows' NET COMPANY SALES decreased $5.5 million (2.5%) for 1997 as compared to 1996 in spite of an estimated $3.8 million impact from the additional six days in the 1997 reporting period in comparison to the prior year comparable period. The sales decrease is primarily the result of a 20-unit decrease in Company-owned restaurants, 12 of which were converted to franchise units. It also reflects a decrease in same-store sales, reflecting a decrease in traffic partially offset by an increase in average guest check. FRANCHISE AND LICENSING REVENUE increased by $0.6 million for 1997 as compared to 1996, reflecting the opening of 14 domestic franchise units.

Carrows' OPERATING EXPENSES decreased $12.0 million (5.7%) for 1997 as compared to 1996, despite the impact of an additional six days in the 1997 reporting period as compared to the prior year comparable period and increases in the Federal and state minimum wage rates. The decrease in expenses as compared with the prior year reflects the impact of approximately $1.5 million of nonrecurring adjustments which increased legal and workers' compensation expenses in 1996, as well as savings in product and labor costs in 1997 due to increased focus by operations on cost control, waste reduction and labor initiatives. In addition, operating expenses in 1997 include $3.2 million of gains on sales of restaurants, compared to no gains recorded in 1996.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, increased by $11.7 million in 1997 as compared to 1996. This increase is primarily a result of calculating EBITDA using the twelve months' operating results for 1997 versus using the operating results for only the seven months after acquisition for 1996, as well as the other factors noted in the preceding paragraphs.

OPERATING INCOME for Carrows increased to $13.6 million in 1997 as a result of the factors noted above.

EL POLLO LOCO

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 30,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
($ in millions, except average unit and same-store data)
U. S. systemwide sales                                           $  218         $  235         $  245
                                                                 ======         ======         ======
Net company sales                                                $  115         $  115         $  117
Franchise and licensing revenue                                       9             10             10
                                                                 ------         ------         ------
  Total revenue                                                     124            125            127
                                                                 ------         ------         ------
Operating expenses
Amortization of reorganization value in excess of amounts
  allocable to identifiable assets                                   --             --             11
Other                                                               110            110            114
                                                                 ------         ------         ------
Total operating expenses                                            110            110            125
                                                                 ------         ------         ------
Operating income                                                 $   14         $   15         $    2
                                                                 ======         ======         ======
EBITDA as defined                                                $   20         $   20         $   21
Average annual unit sales (in thousands):
  Company-owned                                                   1,155          1,206          1,176
  Franchise                                                         852            856            847
Same-store data (Company-owned) (a):
  Same-store sales increase                                        7.2%           0.2%          (0.9%)
  Average guest check                                            $ 6.64         $ 6.77         $ 6.94
Operated units:
  Company-owned                                                      96             98            100
  Franchised                                                        135            145            161
  Licensed                                                           10              4              4
                                                                 ------         ------         ------
     Total                                                          241            247            265
                                                                 ======         ======         ======

---------------

(a) Prior year amounts have not been restated for 1998 comparable units.

1998 VS. 1997

El Pollo Loco's NET COMPANY SALES increased $1.8 million (1.6%) during the year ended December 30, 1998 compared with the prior year comparable period. The increase is primarily driven by the addition of four Company-owned units early in the current year (with four units refranchised at the end of the year), somewhat offset by a $2.3 million impact due to seven fewer reporting days in the current period compared to the prior year period and a small decline in same-store sales. The decline in same-store sales resulted from the first three quarters of 1998, when lower customer counts were only partially offset by an increase in the average guest check resulting from menu price increases implemented in response to minimum wage increases. El Pollo Loco experienced an increase in both same-store sales and customer guest counts in the fourth quarter. FRANCHISE AND LICENSING REVENUE increased $0.4 million (4.5%), reflecting 16 additional franchise units in 1998 compared to 1997.

The comparability of 1998 and 1997 OPERATING EXPENSES is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $11.0 million for the year ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $2.6 million. Excluding the estimated impact of fresh start reporting, operating expenses increased $1.8 million (1.6%) compared to 1997, reflecting the increase in Company-owned units, higher labor costs due to minimum wage increases and efforts to improve staffing levels and increased advertising expenditures in the fourth quarter. Such increases were somewhat offset by the impact of fewer reporting days in the current period, aggressive food cost controls, and a $0.7 million nonrecurring insurance recovery recorded in the current year as a reduction to operating expenses.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, increased by $1.0 million in 1998 as compared to 1997. This increase is a result of the factors noted in the preceding paragraphs, excluding the estimated $13.6 million increase in depreciation and amortization.

Excluding the estimated impact of the adoption of fresh start reporting, El Pollo Loco's operating income for the year ended December 30, 1998 increased by $0.5 million compared to the prior year period as a result of the factors noted above.

1997 VS. 1996

El Pollo Loco's NET COMPANY SALES increased $0.2 million during 1997 as compared with 1996. This increase reflects an estimated $2.3 million impact from the additional week in the 1997 reporting period compared with the prior year period. Excluding the impact of the additional week, revenue decreased $2.1 million in comparison to the prior year period, primarily reflecting a four-unit decrease in the number of Company-owned equivalent units operating throughout 1997 as compared to the entire prior year. Same-store sales were relatively unchanged as a result of lower customer counts offset by a higher guest check average, both of which are largely explained by a shift in promotional emphasis during the first two quarters of 1997. A menu price increase taken in March 1997 also contributed to the increase in average check in comparison to 1996. FRANCHISE AND LICENSING REVENUE for 1997 compared with 1996 increased by $1.4 million (10.4%), primarily due to four more franchise units open at the end of 1997 as compared with 1996, as well as an increase in franchise average unit sales. This increase in franchise revenue over the prior year reflects the Company's strategy of focusing on growth through franchising.

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

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, was flat in 1997 as compared to 1996. This is a result of the factors noted in the preceding paragraphs.

El Pollo Loco's OPERATING INCOME for 1997 increased by $1.0 million (7.1%) as compared to the prior year as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Plan of Reorganization became effective January 7, 1998, and as a result, the Company significantly reduced its debt and simplified its capital structure. On the Effective Date, the Company entered into the Credit Facility with Chase and other lenders named therein which includes a working capital and letter of credit facility of up to a total of $200 million. At December 30, 1998, the Company had no working capital advances outstanding under the Credit Facility; however, letters of credit outstanding were $49.4 million. Historically, the Company has met its liquidity requirements with internally generated funds, external borrowings, and in recent years, proceeds from asset sales. The Company expects to continue to rely on internally generated funds, supplemented by available working capital advances under the Credit Facility and other external borrowings, as its primary source of liquidity.

The Credit Facility matures on January 7, 2003 (subject to early termination under certain circumstances -- see Note 11 to the Consolidated Financial Statements) and is generally secured by liens on the stock of Advantica's direct and indirect subsidiaries, accounts receivable, intellectual property and cash and cash accounts, along with Advantica's guarantee and additional liens on the Company's corporate headquarters in Spartanburg, South Carolina. The Credit Facility contains certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. The Company believes the Credit Facility, together with cash generated from operations, various cash management measures and other sources, will provide the Company with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months.

The following table sets forth a calculation of the Company's cash from operations available for debt repayment and capital expenditures for the periods indicated:

                                                                 FISCAL         ONE        FIFTY-ONE
                                                                  YEAR          WEEK         WEEKS
                                                                 ENDED         ENDED         ENDED
                                                              DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                                  1997          1998          1998
(In millions)                                                 ------------   ----------   ------------
Net (loss) income                                               $(134.5)      $1,394.9      $(181.4)
Equity in (income) loss from discontinued operations, net          58.1          (47.7)         1.5
Extraordinary items                                                  --         (612.8)        (1.0)
Noncash reorganization items                                         --         (714.6)          --
Other noncash charges                                              62.9           (6.4)       254.6
Deferred income tax provision (benefit)                             0.1          (13.9)         0.1
Change in certain working capital items                            32.4           10.0        (60.2)
Change in other assets and other liabilities, net                  33.9           (0.9)        11.9
Increase in liabilities from reorganization activities              9.9             --           --
                                                                -------       --------      -------
Cash from operations available for debt repayment and
  capital expenditures                                          $  62.8       $    8.6      $  25.5
                                                                =======       ========      =======

Coco's and Carrows cash flows from operations, which are included in the Company's total cash flow from operations set forth in the table above, were $17.1 million, $1.0 million and $23.0 million for the year ended December 31, 1997, the one week ended January 7, 1998 and the 51 weeks ended December 30, 1998, respectively. Except for the payment of certain management fees and tax reimbursements payable to Advantica under certain conditions, such cash flows are currently unavailable to Advantica and its other subsidiaries.

In connection with the acquisition of Coco's and Carrows, FRI-M, which became thereby a wholly-owned subsidiary of the Company, obtained a credit facility (as amended to date, the "FRI-M Credit Facility") consisting of a $56 million term loan, which matures on August 31, 1999, and a $35 million revolving credit facility, which is available until August 31, 1999 for Coco's and Carrows general working capital advances and letters of credit. At December 30, 1998, the amount of the term loan outstanding was $10.4 million and FRI-M had no outstanding capital borrowings; however, letters of credit outstanding were $13.2 million. Such facility is unavailable to Advantica and its other subsidiaries.

On April 1, 1998, the Company completed the sale of all of the capital stock of FEI for $427 million which included the assumption by the buyer of $46 million of capital leases. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to the Spartan Mortgage Financing) was applied to in-substance defease the Spartan Mortgage Financing, with a book value of $198.9 million plus accrued interest of $6.9 million at April 1, 1998. The Spartan Mortgage Financing was collateralized by certain assets of Spardee's Realty, Inc. and Quincy's Realty, Inc. The Company replaced such collateral through the purchase of a portfolio of United States Government and AAA rated investment securities which were deposited with the collateral agent with respect to the Spartan Mortgage Financing to satisfy principal and interest payments thereunder through the stated maturity date in the year 2000. On June 10, 1998, the Company completed the sale of all of the capital stock of Quincy's for $84.7 million, which included the assumption by the buyer of $4.2 million of capital leases. The remaining proceeds from both transactions, after transaction expenses, improved the Company's short-term liquidity.

On July 31, 1998, the Company extended to the holders of the Senior Notes an offer to purchase, on a pro rata basis, up to $100.0 million of the outstanding Senior Notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest (the "Net Proceeds Offer"). Such offer was extended pursuant to the terms of the indenture governing the Senior Notes (the "Senior Notes Indenture") which requires the Company to apply the Net Proceeds (as defined therein) from the sale of the Hardee's and Quincy's Business Segments (as defined in the indenture) within 366 days of such sales to (1) an investment in another asset or business in the same line or similar line of business, (2) a net proceeds offer, as defined in the Indenture, or (3) the prepayment or repurchase of Senior Indebtedness (as defined), or any combination thereof as the Company may choose. The Net Proceeds Offer expired on August 31, 1998. Tendering holders had the option to withdraw their tenders during a 30-day period ending on September 30, 1998. At the close of the withdrawal period, $42.4 million of such securities were tendered and not withdrawn. Such securities, plus accrued and unpaid interest of $1.1 million, were retired on October 5, 1998 resulting in an extraordinary gain of $1.0 million. During the first quarter of 1999, the Company utilized a portion of the remaining proceeds from the Hardee's and Quincy's sales transactions to purchase an additional $20 million aggregate principal amount of the Senior Notes.

As noted above, since the completion of its financial reorganization in January 1998, Advantica has sold two declining restaurant concepts and, in addition, has focused its attention on reinvigorating its remaining concepts, Denny's, Coco's, Carrows and El Pollo Loco. Because of covenant limitations under the Senior Notes Indenture and the Credit Facility and under the FRD Indenture and FRI-M Credit Facility, the Company's ability to make further investments in FRD to upgrade its Coco's and Carrows concepts has been severely limited. In an effort to address this issue, during the latter half of 1998 the Company began exploring various alternatives to restructure FRD's capital structure in order to increase capital availability and otherwise improve FRD's financial flexibility. Most recently, the Company has (1) designated FRD and its subsidiaries as restricted subsidiaries in accordance with the terms of the Senior Notes Indenture, generally increasing Advantica's investment flexibility thereunder in its relationship with FRD and its subsidiaries, (2) obtained certain amendments to the Credit Facility to increase Advantica's investment flexibility under that facility with respect to the Coco's and Carrows operations, and (3) held discussions with certain financial institutions regarding refinancing the FRI-M Credit Facility prior to its scheduled maturity date in August 1999. As a result of those discussions, Coco's and Carrows have entered into a written commitment letter, pursuant to which they have received commitments from Chase and Credit Lyonnais New York Branch ("Credit Lyonnais") for a $70 million Senior Secured Credit Facility (the "New FRI-M Facility"). Such facility, which is expected to be guaranteed by Advantica, will consist of a combined term loan and revolving credit facility and will mature four years from the date of closing. The closing of such facility, expected to occur in the second quarter of 1999, is subject to, among other conditions, the negotiation of definitive agreements with Chase and Credit Lyonnais on mutually acceptable terms.

Management believes the New FRI-M Facility, together with cash generated from operations, various cash management measures and other sources, will provide FRD with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months. However, a significant downturn in the restaurant industry, the California economy or other developments adversely affecting FRD's cash flow could materially impair its ability to service its indebtedness.

Additionally, on or prior to July 12, 2000, the Company will be required to repay or refinance the $160 million mortgage financing which is secured by a pool of cross-collateralized mortgages on 240 Denny's restaurant properties ("the Denny's Mortgage Financing"). Although management believes that the Company will be successful in refinancing or replacing such facility, the Company's highly leveraged position may limit its ability to do so on acceptable terms.

Although consummation of the Plan of Reorganization significantly reduced the Company's debt obligations, the Company still has substantial indebtedness and debt service requirements, both in absolute terms and in relation to shareholders' equity. With respect to the long-term liquidity of the Company, management believes that the Company will have sufficient cash flow from operations (together with funds available under its existing credit facilities) to pay interest and scheduled amortization on all of its outstanding indebtedness and to fund anticipated capital expenditures through 2000 (provided it is able to refinance on reasonable terms the FRI-M Credit Facility and the Denny's Mortgage Financing). The Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain operating cash flow, and there can be no assurance that targeted levels of operating cash flow will actually be achieved. The Company's ability to maintain or increase operating cash flow will depend upon consumer tastes, the success of marketing initiatives and other efforts by the Company to increase customer traffic in its restaurants, prevailing economic conditions and other matters, many of which are beyond the control of the Company.

As of December 30, 1998, scheduled maturities of long-term debt relative to Advantica and its subsidiaries for the years 1999 and thereafter, excluding approximately $165 million of in-substance defeased debt maturing in 2000, are as follows:

                                    ADVANTICA
                                  EXCLUDING FRD    FRD
(In millions)                     -------------   ------
1999                                 $ 16.8       $ 13.6
2000                                  174.9          2.9
2001                                   12.3          2.8
2002                                    6.2          2.4
2003                                    4.9          1.8
Thereafter                            583.6        161.0

In addition to scheduled maturities of principal, on a consolidated basis, approximately $121.6 million of cash (excluding $16.4 million related to the in-substance defeased debt) will be required in 1999 to meet interest payments on long-term debt.

The Company's principal capital requirements are those associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 1998, total capital expenditures were approximately $78.1 million. Of the total capital expenditures, approximately $12.3 million were financed through capital leases. Capital expenditures during 1999, excluding the estimated $16 million associated with the development or purchase of new software (see "Impact of the Year 2000 Issue"), are expected to total approximately $150 million to $160 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

The Company is able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and
(3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. At December 30, 1998, the Company's working capital deficit, exclusive of net assets held for sale, was $96.1 million as compared with $230.2 million at December 31, 1997. The decrease in the deficit is attributable primarily to an increase in cash and cash equivalents from the sales of FEI and Quincy's.

On February 22, 1996, the Company entered into an agreement with IBM Global Services ("IBM") (formerly Integrated Systems Solutions Corporation). The ten-year agreement (as amended) requires annual payments by the Company ranging from $26.9 million to $49.1 million. The agreement provides for IBM to manage and operate the Company's information systems, as well as to develop and implement new systems and applications to enhance information technology for the Company's corporate headquarters, restaurants, and field management. IBM will oversee data center operations, applications development and maintenance, voice and data networking, help desk operations, and POS technology.

STOCKHOLDER RIGHTS PLAN

As further discussed in Note 16 to the Consolidated Financial Statements, the Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan") on December 14, 1998, which is designed to provide protection for the Company's shareholders against coercive or unfair takeover tactics. The Rights Plan is also designed to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. The Rights Plan was not adopted in response to any specific proposal or inquiry to gain control of the Company.

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

The Company has performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications will need to be modified or replaced so that its systems will properly utilize dates beyond December 31, 1999. For the most part, the Company intends to replace existing systems and, based on current estimates, expects to spend approximately $20 million in 1999 to address its information systems issues. Relative to this amount, the Company estimates that approximately $16 million will be used to develop or purchase new software and will be capitalized. The remaining amounts will be expensed as incurred. Total Year 2000 expenditures through December 30, 1998 are approximately $16.1 million. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. Currently all information systems projects are on schedule and are fully staffed. Systems that are critical to the Company's operations are targeted to be Year 2000 compliant by June of 1999.

The nature of its business makes the Company very dependent on critical suppliers and service providers, and the failure of such third parties to adequately address the Year 2000 issue could have a material impact on the Company's ability to conduct its business. Accordingly, the Company has a dedicated team in place to assess the Year 2000 readiness of all third parties on which it depends. Surveys have been sent to critical suppliers and service providers and each survey response is being scored and assessed based on the third party's Year 2000 project plans in place and progress to date. On-site visits or follow-up phone interviews are being performed for critical suppliers and service providers. For any critical supplier or service provider which does not provide the Company with satisfactory evidence of their Year 2000 readiness, contingency plans will be developed which will include establishing alternative sources for the product or service provided. The Company is also communicating with its franchise business partners regarding Year 2000 business risks. The Company's current estimate of costs associated with the Year 2000 issue excludes the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company's operations.

The Company has inventoried and determined the business criticality of all restaurant equipment. Based on preliminary findings, the Company believes that the date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company or its operations. The Company has conducted an inventory of its facilities at the corporate office and is beginning the correction of certain date-deficient systems.

The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. As the Year 2000 project progresses, the Company will establish contingency plans addressing business critical processes for operations and other critical corporate functions. However, the costs of the project and the ability of the Company to complete the Year 2000 transition on a timely basis are based on management's best estimates, which were derived based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. Specific factors that could have a material adverse effect on the cost of the project and its completion date include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated failures by critical vendors and franchisees as well as a failure by the Company to execute its own remediation efforts. As a result, there can be no assurance that these forward looking estimates will be achieved and actual results may differ materially from those plans, resulting in material financial risk to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place two bank credit facilities, Advantica's $200 million Credit Facility and the FRI-M Credit Facility, which bear interest at variable rates. The Company had no amounts outstanding under the Credit Facility during 1998. The FRI-M Credit Facility consists of the FRI-M Term Loan, with a balance outstanding of $10.4 million at December 30, 1998, and the $35 million FRI-M Revolver. There were no amounts outstanding under the FRI-M Revolver at December 30, 1998. Borrowings under the Credit Facility and the FRI-M Credit Facility bear interest based on the prime rate or an adjusted Eurodollar rate (approximately 8.4% at December 30, 1998). The Company's other outstanding long-term debt bear fixed rates of interest. While changes in the prime rate and Eurodollar rate could affect the cost of funds borrowed in the future, existing amounts outstanding are at fixed rates; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

The Company may from time to time use interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. No financial derivatives were in place at December 30, 1998.

COMMODITY PRICE RISK

The Company purchases certain products such as beef, poultry, pork and coffee which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside the Company's control and which are generally unpredictable. Changes in commodity prices affect the Company and its competitors generally and often simultaneously. In general, the food products purchased by the Company are purchased based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, certain purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. The Company uses these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting its menu pricing or changing its product delivery strategy. However, competitive circumstances could limit such actions and in those circumstances increases in commodity prices could result in lower margins for the Company. Because of the often short-term nature of commodity pricing aberrations and the ability of the Company to change menu pricing or product delivery strategies in response to commodity price increases, the Company believes that the impact of commodity price risk is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements which appears on page F-1 herein.

FORM 11-K INFORMATION

Advantica, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as applicable, will file as an amendment to this Annual Report of Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Flagstar 401(k) Plan and the Denny's 401(k) Plan (these plans were combined into one Advantica 401(k) Plan as of December 1, 1998).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to Advantica's directors and compliance by Advantica's directors, executive officers and certain beneficial owners of Advantica's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (to be filed hereafter) for Advantica's Annual Meeting of the Shareholders to be held on May 19, 1999 (the "Proxy Statement"). The information required by this item with respect to Advantica's executive officers appears in Item I of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the captions entitled "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is furnished by incorporation by reference to all information under the caption "General -- Equity Security Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

The information required by this item is furnished by incorporation by reference to all information under the caption "Certain Transactions" in the Proxy Statement.

INFORMATION REGARDING CERTAIN INDEBTEDNESS

The following information regarding certain indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to filings of Advantica and/or FRD with the Commission. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference. See Note 11 to the Consolidated Financial Statements for additional information regarding the Company's indebtedness and the terms thereof (including indebtedness under the Credit Facility, the FRI-M Credit Agreement and certain mortgage financings).

ADVANTICA PUBLIC DEBT

Pursuant to the Plan of Reorganization, Advantica issued on January 7, 1998, $592,002,000 aggregate principal amount of 11 1/4% Senior Notes due 2008. The Senior Notes are senior unsecured obligations of Advantica and rank pari passu in right of payment to all Senior Indebtedness, including the Credit Facility. The Senior Notes are effectively subordinated to Advantica's secured indebtedness, including indebtedness under the Credit Facility. The Senior Notes are structurally subordinated to indebtedness under the Credit Facility to the extent of direct obligations of Advantica's subsidiaries, as Borrowers and as subsidiary guarantors, thereunder. Interest on the Senior Notes accrues at a rate equal to 11 1/4% per annum and is payable semi-annually in arrears on each July 15 and January 15, beginning July 15, 1998. They will mature on January 15, 2008.

The Senior Notes will be redeemable, in whole or in part, at the option of Advantica at any time on or after January 15, 2003, initially at a redemption price equal to 105.625% of the principal amount thereof to and including January 14, 2004, at 103.750% of the principal amount thereof to and including January 14, 2005, at 101.875% of the principal amount thereof to and including January 14, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

Notwithstanding the foregoing, from January 15, 1998 until January 15, 2001, Advantica may redeem up to 35% of the aggregate principal amount of Senior Notes outstanding on January 7, 1998 at a redemption price (expressed as a percentage of the principal amount) of 110%, plus accrued and unpaid interest, if any, to the redemption date, from the net proceeds of any public offering for cash of any equity securities of Advantica or any subsidiary thereof.

As of October 5, 1998, Advantica repurchased $42.4 million in aggregate principal amount of the Senior Notes tendered by holders thereof pursuant to the Net Proceeds Offer.

THE FRD NOTES

In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million principal amount of 12 1/2% FRD Senior Notes due 2004. The FRD Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of FRD. The FRD Notes are effectively subordinated to secured indebtedness of FRD, including FRD's guaranty of borrowings under the FRI-M Credit Facility, to the extent of the value of FRD's assets securing such guaranty. Borrowings under the FRI-M Credit Facility are secured by substantially all of FRD's assets. The FRD Notes are structurally subordinated to all indebtedness of FRI-M, including its indebtedness under the FRI-M Credit Facility. Interest on the FRD Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 1996. They will mature on July 15, 2004.

The FRD Notes will be redeemable, in whole or in part, at the option of FRD at any time on or after May 23, 2001, initially at a redemption price equal to 105.0% of the principal amount thereof to and including May 22, 2002, at 102.5% of the principal amount thereof to and including May 22, 2003, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

Notwithstanding the foregoing, at any time prior to May 23, 1999, FRD may redeem up to $50 million aggregate principal amount of the FRD Notes at a redemption price equal to 107.5% of the principal amount thereof, together with accrued interest, from the net cash proceeds of an initial public equity offering of FRD, subject to certain further terms and conditions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements:
          See the Index to Financial Statements which appears on page F-1 hereof.

      (2) Financial Statement Schedules:
          No schedules are filed herewith because of the absence of conditions under which they are required or because the information called for is in the Consolidated Financial Statements or Notes thereto.

      (3) Exhibits:
          Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   *2.1        Joint Plan of Reorganization of FCI and Flagstar, as amended
               November 7, 1997 and as confirmed by order of the United
               States Bankruptcy Court for the District of South Carolina
               entered November 12, 1997 (incorporated by reference to
               Exhibit 2.1 to FCI's Form 8-K, dated November 12, 1997 (the
               "1997 Form 8-K")).
   *3.1        Restated Certificate of Incorporation of Advantica dated
               January 7, 1998 (incorporated by reference to Exhibit 3.1 to
               Form 8-A of Advantica filed January 7, 1998 relating to the
               Common Stock (the "Form 8-A")).
   *3.2        Certificate of Ownership and Merger of FCI filed January 7,
               1998 (incorporated by reference to Exhibit 3.2 to Amendment
               No. 1 to the Registration Statement (No. 333-45811) of
               Advantica (the "Advantica Form S-1 Amendment No. 1")).
   *3.3        By-Laws of Advantica as amended through January 7, 1998
               (incorporated by reference to Exhibit 3.2 to the Form 8-A).
   *4.1        Registration Rights Agreement (incorporated by reference to
               Exhibit 10.1 to the Form 8-A).
   *4.2        Indenture of Mortgage, Deed of Trust, Security Agreement,
               Financing Statement, Fixture Filing, and Assignment of
               Leases and Rents, from Denny's Realty, Inc. to State Street
               Bank and Trust Company, dated July 12, 1990 (incorporated by reference to Exhibit 4.9 to Post-effective Amendment No. 1 to the Registration Statement on Form S-1 (No. 33-29769) of
               FCI (the "Form S-l Amendment")) .
   *4.3        Lease between Denny's Realty, Inc. and Denny's, Inc., dated as of December 29, 1989, as amended and restated as of July
               12, 1990 (incorporated by reference to Exhibit 4.10 to the
               Form S-l Amendment).
   *4.4        Indenture dated as of July 12, 1990 between Denny's Realty,
               Inc. and State Street Bank and Trust Company relating to
               certain mortgage notes (incorporated by reference to Exhibit
               4.11 to the Form S-l Amendment).
   *4.5        Mortgage Note in the amount of $10,000,000 of Denny's
               Realty, Inc., dated as of July 12, 1990 (incorporated by
               reference to Exhibit 4.15 to the Registration Statement on
               Form S-4 (No. 33-48923) of Flagstar (the "11.25% Debentures
               S-4")).
   *4.6        Mortgage Note in the amount of $52,000,000 of Denny's
               Realty, Inc., dated as of July 12, 1990 (incorporated by
               reference to Exhibit 4.16 to the 11.25% Debentures S-4).
   *4.7        Mortgage Note in the amount of $98,000,000 of Denny's
               Realty, Inc., dated as of July 12, 1990 (incorporated by
               reference to Exhibit 4.16 to the 11.25% Debentures S-4).
   *4.8        Indenture between Secured Restaurants Trust and The Citizens and Southern National Bank of South Carolina, dated as of
               November 1, 1990, relating to certain secured bonds
               (incorporated by reference to Exhibit 4.18 to the 11.25%
               Debentures S-4).
   *4.9        Amended and Restated Trust Agreement between Spartan
               Holdings, Inc., as Depositor for Secured Restaurants Trust,
               and Wilmington Trust Company, dated as of October 15, 1990
               (incorporated by reference to Exhibit 3.3 to the
               Registration Statement on Form S-11 (No. 33-36345) of
               Secured Restaurants Trust (the "Form S-11")).
   *4.10       Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "FRD Indenture") (incorporated by reference to Exhibit 4.1 to the FRD Form S-1/S-4).

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   *4.11       Form of First Supplemental Indenture to the FRD Indenture
               dated as of August 23, 1996 (incorporated by reference to
               Exhibit 4.1.1 to the FRD Form S-l/S-4).
   *4.12       Stock Purchase Agreement dated as of March 1, 1996 by and
               among FCI, Flagstar, FRD and FRI (incorporated by reference to Exhibit 4.2 to the FRD Form S-l/S-4).
   *4.13       Indenture relating to the New Senior Notes (including the
               form of security) dated as of January 7, 1998, between
               Advantica and First Trust National Association, as Trustee
               (incorporated by reference to Exhibit 4.1 to Advantica's
               Form 8-K filed January 15, 1998 (the "1998 Form 8-K")).
   *4.14       Warrant Agreement (including the form of Warrant)
               (incorporated by reference to Exhibit 10.1 to the Form 8-A).
   *4.15       Rights Agreement, dated as of December 15, 1998, between
               Advantica and Continental Stock Transfer and Trust Company,
               as Rights Agent (including Form of Right Certificate)
               (incorporated by reference to Exhibit 1 to Advantica's Form
               8-A, dated December 15, 1998).
  *10.1        Consent Order dated March 26, 1993 between the U.S.
               Department of Justice, Flagstar and Denny's, Inc.
               (incorporated by reference to Exhibit 10.42 to the
               Registration Statement on Form S-2 (No. 33-49843) of
               Flagstar (the "Form S-2")).
  *10.2        Fair Share Agreement dated July 1, 1993 between Flagstar and the NAACP (incorporated by reference to Exhibit 10.43 to the
               Form S-2).
  *10.3        Credit Agreement, dated as of May 23, 1996, among FRD,
               FRI-M, certain lenders and co-agents named therein, and
               Credit Lyonnais New York Branch as administrative agent (the
               "FRI-M Credit Agreement") (incorporated by reference to
               Exhibit 10.1 to the Registration Statement on Forms S-1 and
               S-4 (No. 333-07601) of FRD (the "FRD Form S-l/S-4")).
  *10.4        First Amendment to the FRI-M Credit Agreement, dated July 1,
               1996 (incorporated by reference to Exhibit 10.3.1 to FCI's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1996).
  *10.5        Second Amendment to the FRI-M Credit Agreement, dated
               November 19, 1996 (incorporated by reference to Exhibit 4.24 to FCI's 1996 Form 10-K, File No. 0-18051 (the "1996 Form
               10-K")).
  *10.6        Third Amendment to the FRI-M Credit Agreement, dated as of
               March 17, 1997 (incorporated by reference to Exhibit 4.2 to
               FCI's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1997 (the "1997 First Quarter Form 10-Q")).
  *10.7        Fourth Amendment and Limited Waiver dated July 9, 1997 to
               the FRI-M Credit Agreement (incorporated by reference to
               Exhibit 4.2 to FCI's Quarterly Report on Form 10-Q for the
               quarter ended October 1, 1997).
  *10.8        Fifth Amendment to the FRI-M Credit Agreement, dated as of
               December 9, 1997 (incorporated by reference to Exhibit 4.21 to the Advantica Form S-1 Amendment No. 1).
  *10.9        Loan Agreement between Secured Restaurants Trust and
               Spardee's Realty, Inc., dated as of November 1, 1990
               (incorporated by reference to Exhibit 10.14 to the 11.25%
               Debentures S-4).
  *10.10       Loan Agreement between Secured Restaurants Trust and
               Quincy's Realty, Inc., dated as of November 1, 1990
               (incorporated by reference to Exhibit 10.15 to the 11.25%
               Debentures S-4).
  *10.11       Insurance and Indemnity Agreement, dated as of November 1,
               1990, related to Secured Restaurants Trust transaction
               (incorporated by reference to Exhibit 10.16 to the 11.25%
               Debentures S-4).
  *10.12       Intercreditor Agreement, dated as of November 1, 1990,
               related to Secured Restaurants Trust transaction
               (incorporated by reference to Exhibit 10.17 to the 11.25%
               Debentures S-4).
  *10.13       Indemnification Agreement, dated as of November 1, 1990,
               related to Secured Restaurants Trust transaction
               (incorporated by reference to Exhibit 10.19 to the 11.25%
               Debentures S-4).
  *10.14       Financial Guaranty Insurance Policy, issued November 15,
               1990, related to Secured Restaurants Trust transaction
               (incorporated by reference to Exhibit 10.21 to the 11.25%
               Debentures S-4).
  *10.15       Collateral Assignment Agreement, dated as of November 1,
               1990, related to Secured Restaurants Trust transaction
               (incorporated by reference to Exhibit 10.24 to the 11.25%
               Debentures S-4).
  *10.16       Spartan Guaranty, dated as of November 1, 1990, related to
               Secured Restaurants Trust transaction (incorporated by
               reference to Exhibit 10.26 to the 11.25% Debentures S-4).
  *10.17       Management Agreement, dated as of November 1, 1990, related to the Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.30 to the 11.25% Debentures S-4).
  *10.18       Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by
               reference to Exhibit 10.32 to the 11.25% Debentures S-4).

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  *10.19       Employment Agreement, dated as of January 10, 1995, between
               FCI and James B. Adamson (incorporated by reference to
               Exhibit 10.42 to the 1994 Form 10-K).
  *10.20       Amendment to Employment Agreement, dated as of February 27,
               1995, between FCI and James B. Adamson (incorporated by
               reference to Exhibit 10.44 to the 1994 Form 10-K).
  *10.21       Amended Consent Decree dated May 24, 1994 (incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K).
  *10.22       Consent Decree dated May 24, 1994 among certain named
               claimants, individually and on behalf of all others
               similarly situated, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.51 to the 1994 Form 10-K).
  *10.23       Second Amendment to Employment Agreement, dated December 31,
               1996, between FCI and James B. Adamson (incorporated by
               reference to Exhibit 10.47 to the 1996 Form 10-K).
  *10.24       Form of Agreement dated December 3, 1997 providing certain retention incentives and severance benefits for Company
               management (incorporated by reference to Exhibit 10.33 to
               Advantica's 1997 Form 10-K, File No. 0-18051).
  *10.25       Information Systems Management Agreement, dated February 22,
               1996, between Flagstar and Integrated Systems Solutions
               Corporation (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
  *10.26       Employment Agreement, dated as of April 22, 1996, between
               Flagstar and Craig S. Bushey (incorporated by reference to
               Exhibit 10.51 to the 1996 Form 10-K).
  *10.27       Employment Agreement, dated as of November 21, 1995, between
               Flagstar and John A. Romandetti (incorporated by reference to Exhibit 10.52 to the 1996 Form 10-K).
  *10.28       Employment Agreement between Advantica and James B. Adamson, amended and restated as of January 7, 1998 (incorporated by reference to Exhibit 10.38 to the Advantica Form S-1
               Amendment).
  *10.29       Credit Agreement, dated January 7, 1998, among Denny's,
               Inc., El Pollo Loco, Inc., Flagstar Enterprises, Inc.,
               Flagstar Systems, Inc. and Quincy's Restaurants, Inc., as
               borrowers, Advantica, as a guarantor, the lenders named
               therein, and The Chase Manhattan Bank, as administrative
               agent (the "Advantica Credit Agreement") (incorporated by
               reference to Exhibit 10.1 to the 1998 Form 8-K).
  *10.30       Amendment No. 1 and Waiver, dated as of March 16, 1998,
               relating to the Advantica Credit Agreement (incorporated by reference to Exhibit 10.53 to the Registration Statement
               (No. 333-4581) of Advantica (the "Advantica Form S-1
               Amendment No. 2").
  *10.31       Stock Purchase Agreement among Advantica Restaurant Group,
               Inc., Spartan Holdings, Inc., Flagstar Enterprises, Inc.,
               and CKE Restaurants, Inc., dated as of February 18, 1998
               (incorporated by reference to Exhibit 99.1 to Advantica's
               Form 8-K filed April 16, 1998).
  *10.32       Amendment No. 2 and Waiver, dated as of May 21, 1998,
               relating to the Advantica Credit Agreement (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on
               Form 10-Q for the quarter ended July 1, 1998).
  *10.33       Stock Purchase Agreement by and among Buckley Acquisition
               Corporation, Spartan Holdings, Inc. and Advantica Restaurant
               Group, Inc., dated as of May 13, 1998 (incorporated by
               reference to Exhibit 99.1 to Advantica's Form 8-K filed June
               25, 1998).
  *10.34       Amendment No. 3 and Waiver, dated as of July 16, 1998, to
               the Advantica Credit Agreement (incorporated by reference to
               Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q
               for the Quarter ended September 30, 1998 (the "1998 Third
               Quarter 10-Q")).
   10.35       Amendment No. 4, dated as of November 12, 1998, to the
               Advantica Credit Agreement.
   10.36       Sixth Amendment to the FRI-M Credit Agreement, dated as of
               December 23, 1998.
   10.37       Assignment and Assumption Agreement, by and between Quincy's
               Realty, Inc. and I.M. Special, Inc. dated May 1, 1998.
   10.38       Stock Pledge Agreement among Spartan Holdings, Inc.,
               Financial Security Assurance, Inc. and The Bank of New York,
               dated April 1, 1998.
   10.39       Consent and Agreement Regarding Substitution among Financial
               Security Assurance, Inc., I.M. Special, Inc., Collateral
               Agent, Trustee, Owners, Issuer Trustee and Advantica dated
               May 1, 1998.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  *10.40       Second Amendment to the Loan Agreement between Secured
               Restaurants Trust and Spardee's Realty, Inc., dated as of
               April 1, 1998 (incorporated by reference to Exhibit 10.47 to the Advantica Form S-1 Amendment No. 2).
  *10.41       Second Amendment to the Loan Agreement between Secured
               Restaurants Trust and Quincy's Realty, Inc., dated as of
               April 1, 1998 (incorporated by reference to Exhibit 10.48 to the Advantica Form S-1 Amendment No. 2).
  *10.42       First Amendment to the Collateral Assignment Agreement,
               dated as of November 1, 1990, related to the Secured
               Restaurants Trust transaction (incorporated by reference to
               Exhibit 10.10 to the Advantica Form S-1 Amendment No. 2).
  *10.43       Advantica Restaurant Group Stock Option Plan, as adopted
               January 28, 1998 and amended through September 28, 1998
               (incorporated by reference to Exhibit 10.2 to the 1998 Third
               Quarter 10-Q).
  *10.44       Advantica Restaurant Group Officer Stock Option Plan, as
               adopted January 28, 1998 and amended through September 28,
               1998 (incorporated by reference to Exhibit 10.3 to the 1998
               Third Quarter 10-Q).
  *10.45       Advantica Restaurant Group Director Stock Option Plan, as
               adopted January 28, 1998 and amended through September 28,
               1998 (incorporated by reference to Exhibit 10.4 to the 1998
               Third Quarter 10-Q).
   12          Computation of Ratio of Earnings to Fixed Charges.
   21          Subsidiaries of Advantica.
   23.1        Consent of Deloitte and Touche LLP.
   27          Financial Data Schedule (for SEC use only).
   99          Safe Harbor Under the Private Securities Litigation Reform
               Act of 1995.

---------------

(b) The Company filed a report on Form 8-K on December 16, 1998 reporting, under
    Item 5 of such report, that on December 14, 1998, the Company had announced in a press release that its Board of Directors had approved the adoption of a Stockholder Rights Plan (the "Rights Plan"). The material terms of the Rights Plan are described in the press release which is attached as an exhibit to such report. No financial statements were included in the filing.

                        ADVANTICA RESTAURANT GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report                                  F-2
Statements of Consolidated Operations for the Two Years
  Ended December 31, 1997, the One Week
  Ended January 7, 1998 and the Fifty-One Weeks Ended
  December 30, 1998                                           F-3
Consolidated Balance Sheets as of December 31, 1997 and
  December 30, 1998                                           F-5
Statements of Consolidated Cash Flows for the Two Years
  Ended December 31, 1997, the One Week Ended January 7,
  1998 and the Fifty-One Weeks Ended December 30, 1998        F-6
Notes to Consolidated Financial Statements                    F-8

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc.) and subsidiaries (the "Company") as of December 30, 1998 (Successor Company balance sheet) and December 31, 1997 (Predecessor Company balance sheet), and the related statements of consolidated operations and consolidated cash flows for the fifty-one week period ended December 30, 1998 (Successor Company operations) and for the one week period ended January 7, 1998 and the fiscal years ended December 31, 1997 and 1996 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, on November 12, 1997, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on January 7, 1998. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 30, 1998 and the results of its consolidated operations and its consolidated cash flows for the fifty-one week period ended December 30, 1998 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the consolidated financial position as of December 31, 1997 and the results of its consolidated operations and its consolidated cash flows for the one week period ended January 7, 1998 and the fiscal years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 16, 1999

                        ADVANTICA RESTAURANT GROUP, INC

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                             PREDECESSOR COMPANY               SUCCESSOR COMPANY
                                                  -----------------------------------------    ------------------
                                                                                 ONE WEEK       FIFTY-ONE WEEKS
                                                                                   ENDED             ENDED
                                                  DECEMBER 31,   DECEMBER 31,   JANUARY 7,        DECEMBER 30,
                                                      1996           1997          1998               1998
(In thousands, except per share amounts)          ------------   ------------   -----------    ------------------
Revenue:
  Company restaurant sales                         $1,609,128     $1,748,787    $   31,986         $1,654,092
  Franchise and licensing revenue                      54,966         61,840         1,629             66,433
                                                   ----------     ----------    ----------         ----------
          Total operating revenue                   1,664,094      1,810,627        33,615          1,720,525
                                                   ----------     ----------    ----------         ----------
Cost of company restaurant sales:
  Product costs                                       444,425        478,889         8,638            449,421
  Payroll and benefits                                600,240        637,601        12,577            592,540
  Occupancy                                            77,028         93,737         1,155             91,329
  Other operating expenses                            243,279        276,958         5,248            266,162
                                                   ----------     ----------    ----------         ----------
          Total costs of company restaurant
            sales                                   1,364,972      1,487,185        27,618          1,399,452
Franchise restaurant costs                             27,047         27,671           983             32,458
General and administrative expenses                    90,184         85,625         2,323             82,647
Amortization of excess reorganization value                --             --            --            139,799
Depreciation and other amortization                    81,321         93,090         1,684            146,052
Gain on disposition of assets, net                     (8,439)        (7,943)       (7,653)           (12,617)
                                                   ----------     ----------    ----------         ----------
          Total operating costs and expenses        1,555,085      1,685,628        24,955          1,787,791
                                                   ----------     ----------    ----------         ----------
Operating income (loss)                               109,009        124,999         8,660            (67,266)
                                                   ----------     ----------    ----------         ----------
Other expenses:
  Interest expense, net (contractual interest
     for the year ended December 31, 1997 is
     $278,061; for the one week ended January 7,
     1998 is $4,795)                                  177,151        164,924         2,669            114,077
  Other nonoperating expenses (income), net             1,171          4,571          (313)             1,407
                                                   ----------     ----------    ----------         ----------
          Total other expenses, net                   178,322        169,495         2,356            115,484
                                                   ----------     ----------    ----------         ----------
(Loss) income before reorganization items and
  taxes                                               (69,313)       (44,496)        6,304           (182,750)
Reorganization items                                       --         30,141      (714,207)                --
                                                   ----------     ----------    ----------         ----------
(Loss) income before taxes                            (69,313)       (74,637)      720,511           (182,750)
(Benefit from) provision for income taxes             (16,302)         1,688       (13,829)            (1,794)
                                                   ----------     ----------    ----------         ----------
(Loss) income from continuing operations              (53,011)       (76,325)      734,340           (180,956)
Discontinued operations:
  Reorganization items of discontinued
     operations, net of income tax provision of
     $7,509                                                --             --        48,887                 --
  Loss from operations of discontinued
     operations, net of applicable income tax
     (benefit) provision of: 1996 -- $(90);
     1997 -- $81; 1998 -- $0                          (32,449)       (58,125)       (1,154)            (1,507)
                                                   ----------     ----------    ----------         ----------
(Loss) income before extraordinary items              (85,460)      (134,450)      782,073           (182,463)
Extraordinary items                                        --             --      (612,845)            (1,044)
                                                   ----------     ----------    ----------         ----------
Net (loss) income                                     (85,460)      (134,450)    1,394,918           (181,419)
Dividends on preferred stock                          (14,175)       (14,175)         (273)                --
                                                   ----------     ----------    ----------         ----------
Net (loss) income applicable to common
  shareholders                                     $  (99,635)    $ (148,625)   $1,394,645         $ (181,419)
                                                   ==========     ==========    ==========         ==========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC

                                                             PREDECESSOR COMPANY               SUCCESSOR COMPANY
                                                  -----------------------------------------    ------------------
                                                                                 ONE WEEK       FIFTY-ONE WEEKS
                                                                                   ENDED             ENDED
                                                  DECEMBER 31,   DECEMBER 31,   JANUARY 7,        DECEMBER 30,
                                                      1996           1997          1998               1998
(In thousands, except per share amounts)          ------------   ------------   -----------    ------------------
Per share amounts applicable to common
  shareholders:
  Basic earnings per share:
     (Loss) income from continuing operations      $    (1.58)    $    (2.13)   $    17.30         $    (4.52)
     (Loss) income from discontinued operations,
       net                                              (0.77)         (1.37)         1.13              (0.04)
                                                   ----------     ----------    ----------         ----------
     (Loss) income before extraordinary items           (2.35)         (3.50)        18.43              (4.56)
     Extraordinary items                                   --             --         14.44               0.03
                                                   ----------     ----------    ----------         ----------
     Net (loss) income                             $    (2.35)    $    (3.50)   $    32.87         $    (4.53)
                                                   ==========     ==========    ==========         ==========
     Average outstanding shares                        42,434         42,434        42,434             40,006
                                                   ==========     ==========    ==========         ==========
  Diluted earnings per share:
     (Loss) income from continuing operations      $    (1.58)    $    (2.13)   $    13.32         $    (4.52)
     (Loss) income from discontinued operations,
       net                                              (0.77)         (1.37)         0.87              (0.04)
                                                   ----------     ----------    ----------         ----------
     (Loss) income before extraordinary items           (2.35)         (3.50)        14.19              (4.56)
     Extraordinary items                                   --             --         11.11               0.03
                                                   ----------     ----------    ----------         ----------
     Net (loss) income                             $    (2.35)    $    (3.50)   $    25.30         $    (4.53)
                                                   ==========     ==========    ==========         ==========
     Average outstanding shares and equivalent
       common shares, unless antidilutive              42,434         42,434        55,132             40,006
                                                   ==========     ==========    ==========         ==========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  PREDECESSOR           SUCCESSOR
                                                                    COMPANY              COMPANY
                                                                 DECEMBER 31,         DECEMBER 30,
                                                                     1997                 1998
                                                              -------------------   -----------------
(In thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                                       $   54,079           $  224,768
  Receivables, less allowance for doubtful accounts of:
    1997 -- $4,177; 1998 -- $4,316                                    12,816               18,461
  Inventories                                                         18,161               17,239
  Net assets held for sale                                           346,994                   --
  Other                                                               44,568               15,860
  Restricted investments securing in-substance defeased debt              --               19,025
                                                                  ----------           ----------
                                                                     476,618              295,353
Property, net                                                        625,837              693,313
Other Assets:
  Reorganization value in excess of amounts allocable to
    identifiable assets, net of accumulated amortization of:
    1998 -- $139,799                                                      --              558,961
  Goodwill, net of accumulated amortization of:
    1997 -- $8,061                                                   207,918                   --
  Other intangible assets, net of accumulated amortization
    of: 1997 -- $16,781; 1998 -- $22,131                              14,897              217,587
  Deferred financing costs, net                                       56,716               24,913
  Other                                                               25,365               39,360
  Restricted investments securing in-substance defeased debt              --              156,721
                                                                  ----------           ----------
                                                                  $1,407,351           $1,986,208
                                                                  ==========           ==========
LIABILITIES
Current Liabilities:
  Current maturities of notes and debentures                      $   37,572           $   17,835
  Current maturities of capital lease obligations                     19,398               17,654
  Current maturities of in-substance defeased debt                        --               12,183
  Accounts payable                                                   103,262              102,405
  Other                                                              199,600              241,388
                                                                  ----------           ----------
                                                                     359,832              391,465
                                                                  ----------           ----------
Long-Term Liabilities:
  Notes and debentures, less current maturities                      510,533              912,699
  Capital lease obligations, less current maturities                  83,642               76,740
  In-substance defeased debt, less current maturities                     --              166,579
  Deferred income taxes                                                6,297                5,400
  Liability for self-insured claims                                   52,764               44,442
  Other noncurrent liabilities and deferred credits                  144,333              152,839
                                                                  ----------           ----------
                                                                     797,569            1,358,699
                                                                  ----------           ----------
Total liabilities not subject to compromise                        1,157,401            1,750,164
Liabilities subject to compromise                                  1,612,400                   --
                                                                  ----------           ----------
Total liabilities                                                  2,769,801            1,750,164
                                                                  ----------           ----------
Commitments and contingencies
SHAREHOLDERS' EQUITY (DEFICIT)
$2.25 Series A Cumulative Convertible Exchanged Preferred
  Stock:
  $0.10 par value 25,000 shares authorized; 6,300 shares
    issued and outstanding; liquidation preference $157,500
    excluding dividends in arrears                                       630                   --
Common Stock:
  Predecessor Company -- $0.50 par value; shares
    authorized -- 200,000; issued and outstanding -- 42,434           21,218                   --
  Successor Company -- $0.10 par value; shares
    authorized -- 100,000; issued and outstanding -- 40,010               --                  489
Paid-in capital                                                      724,912              416,927
Deficit                                                           (2,107,815)            (181,419)
Foreign currency translation adjustment                                   --                   47
Minimum pension liability adjustment                                  (1,395)                  --
                                                                  ----------           ----------
                                                                  (1,362,450)             236,044
                                                                  ----------           ----------
                                                                  $1,407,351           $1,986,208
                                                                  ==========           ==========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                SUCCESSOR
                                                              PREDECESSOR COMPANY                COMPANY
                                                    ----------------------------------------   ------------
                                                         FISCAL YEAR ENDED         ONE WEEK     FIFTY-ONE
                                                    ---------------------------     ENDED      WEEKS ENDED
                                                    DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                        1996           1997          1998          1998
                                                    ------------   ------------   ----------   ------------
(In thousands)

Cash Flows from Operating Activities:
Net (loss) income                                    $ (85,460)     $(134,450)    $1,394,918    $(181,419)
Adjustments to Reconcile Net (Loss) Income to Cash
  Flows from Operating Activities:
  Amortization of reorganization value in excess
     of amounts allocable to identifiable assets            --             --             --      139,799
  Depreciation and other amortization                   81,321         93,090          1,684      146,052
  Amortization of deferred gains                        (6,699)        (6,623)          (218)     (11,159)
  Amortization of deferred financing costs               5,590          6,052            111        6,898
  Write-off of deferred financing costs                     --          2,533             --           --
  Deferred income tax (benefit) provision               (8,542)           132        (13,856)          84
  Gain on disposition of assets, net                    (8,439)        (7,943)        (7,653)     (12,617)
  Equity in loss (income) from discontinued
     operations, net                                    32,449         58,125        (47,733)       1,507
  Amortization of debt premium                              --             --             --      (14,831)
  Noncash reorganization items                              --             --       (714,550)          --
  Extraordinary items                                       --             --       (612,845)      (1,044)
  Other                                                 (6,118)       (24,179)          (333)         473
Changes in Assets and Liabilities Net of Effects
  of Acquisition and Dispositions:
  Decrease (increase) in assets:
     Receivables                                           623          1,468         (2,054)      (6,381)
     Inventories                                          (795)         2,437            237          474
     Other current assets                               (3,666)         3,735          2,457       (4,736)
     Assets held for sale                                   --             --          1,488       (2,869)
     Other assets                                       (1,798)        (9,376)        (1,049)      10,790
  Increase (decrease) in liabilities:
     Accounts payable                                   (5,342)       (11,856)        (5,534)      (1,742)
     Accrued salaries and vacations                      9,620          1,375          6,199       (8,723)
     Accrued taxes                                      (6,326)        (4,592)          (894)     (22,639)
     Other accrued liabilities                           4,584         39,732          9,562      (13,495)
     Other noncurrent liabilities and deferred
       credits                                         (10,912)        43,227         (1,302)       1,121
                                                     ---------      ---------     ----------    ---------
Net cash flows from operating activities before
  reorganization activities                             (9,910)        52,887          8,635       25,543
Increase in liabilities from reorganization
  activities                                                --          9,922             --           --
                                                     ---------      ---------     ----------    ---------
Net cash flows from operating activities                (9,910)        62,809          8,635       25,543
                                                     ---------      ---------     ----------    ---------

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                                                                                                SUCCESSOR
                                                              PREDECESSOR COMPANY                COMPANY
                                                    ----------------------------------------   ------------
                                                         FISCAL YEAR ENDED         ONE WEEK     FIFTY-ONE
                                                    ---------------------------     ENDED      WEEKS ENDED
                                                    DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                        1996           1997          1998          1998
                                                    ------------   ------------   ----------   ------------
(In thousands)

Cash Flows from Investing Activities:
  Purchase of property                               $ (28,492)     $ (44,287)    $       (1)   $ (65,700)
  Proceeds from disposition of property                 11,586         20,382          7,255       17,714
  (Advances to) receipts from discontinued
     operations, net                                   (13,551)       (30,114)           647        1,504
  Proceeds from sale of discontinued operations,
     net                                                    --             --             --      460,425
  Proceeds from sales of subsidiaries                   62,992             --             --           --
  Acquisition of business, net of cash acquired       (127,068)            --             --           --
  Purchase of investments securing in-substance
     defeased debt                                          --             --             --     (201,713)
  Proceeds from maturity of investments securing
     in-substance defeased debt                             --             --             --       24,749
  Other long term assets, net                           (6,911)         1,296             --       (1,696)
                                                     ---------      ---------     ----------    ---------
Net cash flows (used in) provided by investing
  activities                                          (101,444)       (52,723)         7,901      235,283
                                                     ---------      ---------     ----------    ---------
Cash Flows from Financing Activities:
  Net borrowings under credit agreements                56,000             --             --           --
  Deferred financing costs                              (9,591)        (4,605)        (4,971)          --
  Long-term debt payments                              (22,677)       (39,871)        (6,891)     (94,111)
  Cash dividends on preferred stock                    (14,175)            --             --           --
  Net bank overdrafts                                   (2,800)        (3,900)            --         (700)
                                                     ---------      ---------     ----------    ---------
Net cash flows provided by (used in) financing
  activities                                             6,757        (48,376)       (11,862)     (94,811)
                                                     ---------      ---------     ----------    ---------
(Decrease) increase in cash and cash equivalents      (104,597)       (38,290)         4,674      166,015
Cash and Cash Equivalents at:
  Beginning of period                                  196,966         92,369         54,079       58,753
                                                     ---------      ---------     ----------    ---------
  End of period                                      $  92,369      $  54,079     $   58,753    $ 224,768
                                                     =========      =========     ==========    =========
Supplemental Cash Flow Information:
  Income taxes paid                                  $   1,976      $     124     $       --    $   8,517
                                                     =========      =========     ==========    =========
  Interest paid                                      $ 211,853      $  97,328     $       --    $ 104,755
                                                     =========      =========     ==========    =========
  Non cash financing activities:
     Capital lease obligations                       $  11,333      $  18,543     $       --    $  12,315
                                                     =========      =========     ==========    =========
  Non cash investing activities:
     Other investing                                 $      --      $   3,050     $       --    $   8,002
                                                     =========      =========     ==========    =========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 REORGANIZATION AND BASIS OF REPORTING

Advantica (formerly Flagstar Companies, Inc. ("FCI")), through its wholly-owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries), owns and operates the Denny's, Coco's, Carrows, and El Pollo Loco restaurant brands. Denny's, a family-style restaurant chain, operates in 49 states, two U.S. territories, and two foreign countries, with principal concentrations in California, Florida and Texas. The Coco's and Carrows restaurant chains, acquired by Advantica in May 1996, compete in the family-style category and are located primarily in the western United States. El Pollo Loco is a quick-service flame-broiled chicken concept which operates primarily in southern California. On April 1, 1998 the Company consummated the sale of Flagstar Enterprises, Inc. ("FEI"), the wholly-owned subsidiary which had operated the Company's Hardee's restaurants under licenses from Hardee's Food Systems, Inc. ("HFS") (See Note 5). In addition, on June 10, 1998, the Company consummated the sale of Quincy's Restaurants, Inc. ("Quincy's"), the wholly-owned subsidiary which had operated the Company's Quincy's Family Steakhouse restaurants (See Note 5).

On January 7, 1998 (the "Effective Date"), FCI and Flagstar Corporation ("Flagstar") emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar, a wholly-owned subsidiary of FCI, merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. ("Advantica," or together with its subsidiaries, the "Company"). The bankruptcy proceedings began when FCI, Flagstar and Flagstar Holdings, Inc. ("Holdings") filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court for the District of South Carolina. Holdings filed its petition on June 27, 1997, and Flagstar and FCI both filed their petitions on July 11, 1997 (the "Petition Date"). FCI's operating subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. (and their respective subsidiaries) did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

Material features of the Plan as it became effective as of January 7, 1998, are as follows:

    (a) On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc.;

    (b) The following securities of FCI and Flagstar were canceled, extinguished and retired as of the Effective Date: (1) Flagstar's 10 7/8% Senior Notes due 2002 (the "10 7/8% Senior Notes") and 10 3/4% Senior Notes due 2001 (the "10 3/4% Senior Notes" and, collectively with the 10 7/8% Senior Notes due 2002, the "Old Senior Notes"), (2) Flagstar's 11.25% Senior Subordinated Debentures due 2004 (the "11.25% Debentures") and 11 3/8% Senior Subordinated Debentures due 2003 (the "11 3/8% Debentures" and, collectively with the 11.25% Senior Subordinated Debentures due 2004, the "Senior Subordinated Debentures"), (3) Flagstar's 10% Convertible Junior Subordinated Debentures due 2014 (the "10% Convertible Debentures"), (4) FCI's $2.25 Series A Cumulative Convertible Exchangeable Preferred Stock (the "Old Preferred Stock") and (5) FCI's $.50 par value common stock (the "Old Common Stock");

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

    (d) Each holder of the Old Senior Notes received such holder's pro rata portion of 100% of Advantica's 11 1/4% Senior Notes due 2008 (the "Senior Notes") in exchange for 100% of the principal amount of such holders' Old Senior Notes and accrued interest through the Effective Date;

    (e) Each holder of the Senior Subordinated Debentures received each holder's pro rata portion of shares of Common Stock equivalent to 95.5% of the Common Stock issued on the Effective Date;

    (f) Each holder of the 10% Convertible Debentures received such holder's pro rata portion of (1) shares of Common Stock equivalent to 4.5% of the Common Stock issued on the Effective Date and (2) 100% of the Warrants issued on the Effective Date; and

    (g) Advantica refinanced its prior credit facilities by entering into the Credit Facility (as defined below).

Pursuant to the Plan, Advantica's certificate of incorporation and by-laws were amended and restated in their entirety.

On January 12, 1998, a motion to dismiss the Chapter 11 case of Holdings pursuant to section 1112(b) of the Bankruptcy Code was filed with the Bankruptcy Court. No objections were filed, and on March 6, 1998, the Bankruptcy Court entered an order dismissing the case. On September 18, 1998, an application for final decree was filed with the Bankruptcy Court on behalf of FCI and Flagstar. No objections were filed, and on November 2, 1998, the Bankruptcy Court entered an order closing the case.

In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness (See Note 18). This gain will not be taxable since the gain results from a reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 1999 taxable year, to reduce certain tax attributes related to Advantica, exclusive of its operating subsidiaries, including (1) net operating loss ("NOL") carryforwards,
(2) certain tax credits and (3) tax bases in assets in an amount equal to such gain on extinguishment.

The reorganization of the Company on January 7, 1998 constituted an ownership change under Section 382 of the Internal Revenue Code and therefore the use of any of the Company's NOL's and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of approximately $21 million for NOL's or $7 million for tax credits, plus the recognition of certain built-in gains.

The Company's financial statements as of December 31, 1997 have been presented in conformity with the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all prepetition liabilities of the Debtors that are subject to compromise under the Plan (as defined in Note 10) are segregated in the Company's Consolidated Balance Sheet as liabilities subject to compromise. These liabilities are recorded at the amounts allowed as claims by the Bankruptcy Court in accordance with the Plan. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceedings or that it is probable to be an allowed priority, secured, or unsecured claim. Accordingly, and in view of the terms of the Plan, as of July 11, 1997, the Company ceased recording interest on its 11.25% Debentures, 11 3/8% Debentures and 10% Convertible Debentures. The contractual interest expense for the year ended December 31, 1997 and one week ended January 7, 1998 is disclosed in the accompanying Statements of Consolidated Operations.

NOTE 2 FRESH START REPORTING

As of the Effective Date of the Plan, Advantica adopted fresh start reporting pursuant to the guidance provided by SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and requires assets and liabilities to be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). In conjunction with the revaluation of assets and liabilities, a reorganization value for the Company was determined which generally approximated the fair value of the Company before considering debt and approximated the amount a buyer would pay for the assets of the Company after reorganization. Under fresh start reporting, the reorganization value of the Company was allocated to the Company's assets and the portion of the reorganization value which was not attributable to specific tangible or identified intangible assets of the Company upon emergence has been reported as "reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization" in the accompanying Consolidated Balance Sheet at December 30, 1998. Advantica is amortizing such amount over a five-year period. All financial statements for any period subsequent to the Effective Date are referred to as "Successor Company" statements, as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

The Company estimated a range of reorganization value between approximately $1,631 million and $1,776 million. Such reorganization value was based upon a review of the operating performance of 17 companies in the restaurant industry that offer products and services that are comparable to or competitive with the Company's various operating concepts. The following multiples were established for these companies: (1) enterprise value (defined as market value of outstanding equity, plus debt, minus cash and cash equivalents)/revenues for the four most recent fiscal quarters;

(2) enterprise value/earnings before interest, taxes, depreciation, and amortization for the four most recent fiscal quarters; and (3) enterprise value/earnings before interest and taxes for the four most recent fiscal quarters. The Company did not independently verify the information for the comparative companies considered in its valuations, which information was obtained from publicly available reports. The foregoing multiples were then applied to the Company's financial forecast for each of its restaurant chains or concepts. Valuations achieved in selected merger and acquisition transactions involving comparable businesses were used as further validation of the valuation range. The valuation also took into account the following factors, not listed in order of importance:

(A) The Company's emergence from Chapter 11 proceedings, pursuant to the Plan as described herein, during the first quarter of 1998.

(B)    The assumed continuity of the present senior management team.

(C)    The tax position of Advantica.

(D) The general financial and market conditions as of the date of consummation of the Plan.

The total reorganization value of $1,729 million, the midpoint of the range of $1,631 million and $1,776 million (adjusted to reflect an enterprise value of FEI based on the terms of the stock purchase agreement related to the disposition thereof), includes a value attributed to shareholders' equity of $417 million and long-term indebtedness contemplated by the Plan of $1,312 million.

The results of operations in the accompanying Statement of Consolidated Operations for the week ended January 7, 1998 reflect the results of operations prior to Advantica's emergence from bankruptcy and the effects of fresh start reporting adjustments. In this regard, the Statement of Consolidated Operations reflects an extraordinary gain on the discharge of certain debt as well as reorganization items consisting primarily of gains and losses related to the adjustments of assets and liabilities to fair value.

During the second quarter of 1998 the Company substantially completed valuation studies performed in connection with the revaluation of its assets and liabilities in accordance with fresh start reporting.

The effect of the Plan and the adoption of fresh start reporting on the Company's January 7, 1998 balance sheet are as follows:

                                                                                    ADJUSTMENTS
                                                PREDECESSOR        ADJUSTMENTS          FOR           SUCCESSOR
                                                  COMPANY              FOR          FRESH START        COMPANY
                                              JANUARY 7, 1998   REORGANIZATION(a)   REPORTING(b)   JANUARY 7, 1998
(In thousands)                                ---------------   -----------------   ------------   ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                     $   58,753                                           $   58,753
  Receivables, net                                  15,247                            $   (689)          14,558
  Inventories                                       20,424                                (425)          19,999
  Net assets held for sale                         288,039                             110,027          398,066
  Other                                             43,670                                (496)          43,174
Property and equipment, net                        719,152                              64,501          783,653
Other Assets:
  Goodwill, net                                    207,820                            (207,820)              --
  Other intangible assets, net                      12,954                             216,995          229,949
  Deferred financing costs, net                     58,590         $   (25,218)            (61)          33,311
  Other                                             22,416                              (6,684)          15,732
  Reorganization value in excess of amounts
     allocable to identifiable assets                   --                             761,736          761,736
                                                ----------         -----------        --------       ----------
                                                $1,447,065         $   (25,218)       $937,084       $2,358,931
                                                ==========         ===========        ========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities:
  Current maturities of notes and debentures    $   30,913                                           $   30,913
  Current maturities of capital lease
     obligations                                    17,863                                               17,863
  Accounts payable                                 106,678                                              106,678
  Accrued salaries and vacations                    62,648                            $  4,355           67,003
  Accrued insurance                                 36,104                                 292           36,396
  Accrued taxes                                     40,142                               2,662           42,804
  Accrued interest and dividends                    16,652                                               16,652
  Other                                             95,152                               8,008          103,160
Long-Term Liabilities:
  Notes and debentures, less current
     maturities                                    510,523         $   592,005          72,388        1,174,916
  Capital lease obligations, less current
     maturities                                     87,667                                 216           87,883
  Deferred income taxes                              5,097                                                5,097
  Liability for self-insured claims                 55,444                               4,700           60,144
  Other noncurrent liabilities and deferred
     credits                                       134,187                              57,908          192,095
Liabilities subject to compromise                1,613,532          (1,613,532)                              --
Shareholders' Equity                            (1,365,537)            996,309         786,555          417,327
                                                ----------         -----------        --------       ----------
                                                $1,447,065         $   (25,218)       $937,084       $2,358,931
                                                ==========         ===========        ========       ==========

---------------

(a) To record the transactions relative to the consummation of the Plan as described in Note 1.

(b) To record (1) the increase in the value of net assets held for sale to their fair value based on the terms of the stock purchase agreement related to the disposition of FEI, (2) the adjustment of property, net to estimated fair value, (3) the write-off of unamortized goodwill and establishment of estimated fair value of other intangible assets (primarily franchise rights and tradenames), (4) the establishment of reorganization value in excess of amounts allocable to identifiable assets, (5) the increase in value of debt to reflect estimated fair value, (6) the recognition of liabilities associated with severance and other exit costs, and the adjustments to self-insured claims and contingent liabilities reflecting a change in methodology, and (7) the adjustment to reflect the new value of common shareholders' equity based on reorganization value, which was determined by estimating the fair value of the Company.

NOTE 3 PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma financial information shows the results of operations of the Company for the year ended December 31, 1997 as though the Plan discussed in Note 1 and the adoption of fresh start reporting discussed in
Note 2 occurred as of January 1, 1997. These results include: the estimated net increase in amortization and depreciation expense as a result of the write-off of goodwill, the revaluation of property and intangible assets to estimated fair value and the recording of reorganization value in excess of amounts allocable to identifiable assets which is being amortized on a straight-line basis over a five-year period; the net decrease in interest expense as a result of debt securities retired and the amortization of the premium on long-term debt recorded in conjunction with the adoption of fresh start reporting; and the estimated income tax effects of fresh start reporting.

                                                             YEAR ENDED
                                                          DECEMBER 31, 1997
(In millions, except per share amounts)                   -----------------
Revenue                                                       $ 1,810.6
Loss from continuing operations                                  (189.9)
Net loss                                                         (248.0)
Basic and diluted loss per common share:
  Loss from continuing operations                                 (4.75)
  Net loss                                                        (6.20)

The pro forma financial information presented above does not purport to be indicative of either (1) the results of operations for the year ended December 31, 1997 had the Plan and the adoption of fresh start reporting been consummated on January 1, 1997 or (2) future results of operations. The operations of the Company on a pro forma basis for the period ended January 7, 1998 would differ from historical results primarily due to the reorganization items credit of approximately $714 million.

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:

Consolidated Financial Statements. Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation.

Change in Fiscal Year. Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four 13-week quarters during the year with each quarter ending on a Wednesday. Due to the timing of this change, the year ended December 31, 1997 included more than 52 weeks of operations. Denny's included an additional five days and El Pollo Loco included an additional week.

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

Property and Depreciation. Prior to January 7, 1998 owned property was stated at cost. Property was adjusted to estimated fair value as of January 7, 1998 in conjunction with the adoption of fresh start reporting. Property additions subsequent to January 7, 1998 are stated at cost. Property is depreciated on the straight-line method over its estimated useful life. Property held under capital leases (at capitalized value) is amortized over its estimated useful life, limited generally by the lease period. The following estimated useful service lives were in effect during all periods presented in the financial statements:

  Buildings -- Five to thirty years
  Equipment -- Two to ten years
  Leasehold Improvements -- Estimated useful life limited by the lease period.

Goodwill and Other Intangible Assets. Prior to January 7, 1998 the excess of cost over the fair value of the net assets acquired of FRI-M Corporation (see
Note 6 for further details) was being amortized over a 40-year period on the straight-line method. Unamortized goodwill was written off at January 7, 1998 in conjunction with the adoption of fresh start reporting. Other intangible assets consist primarily of trademarks, tradenames, franchise and other operating agreements. Prior to January 7, 1998, such assets are stated at cost. Intangible assets were adjusted to estimated fair value at January 7, 1998, as a result of the adoption of fresh start reporting. Such assets are being amortized on the straight-line basis over the useful lives of the franchise and other agreements and over 40 years for tradenames. The Company assesses the recoverability of intangible assets by projecting future net income related to the acquired business, before the effect of amortization of intangible assets, over the remaining amortization period of such assets.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. The portion of the reorganization value of the Company which was not attributable to specific tangible or identifiable intangible assets of the Company is being amortized using the straight-line method over a five-year period.

Impairment of Long-Lived Assets. The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At the time impairment of an asset is identified, the asset's carrying value is written down to the Company's estimate of fair value, based on sales of similar assets or other estimates of selling price, less costs to sell. In addition, long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the interest method over the terms of the respective debt issues.

Preopening Costs. Prior to January 7, 1998, the Company capitalized certain direct incremental costs incurred in conjunction with the opening of restaurants and amortized such costs over a 12-month period from the date of opening. Subsequent to January 7, 1998, preopening costs are being expensed as incurred (see New Accounting Standards below).

Insurance. Through June 30, 1997, the Company was primarily self-insured for workers' compensation, general liability, and automobile risks which were supplemented by stop-loss type insurance policies. As of July 1, 1997, the Company changed to a guaranteed cost program to cover workers' compensation insurance in most states. At December 30, 1998, the Company remains self-insured for workers' compensation in only two states. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries or experience. The total discounted self-insurance liabilities recorded at December 31, 1997 and December 30, 1998 were $77.6 million and $69.4 million, respectively, reflecting a 5% discount rate for 1997 and 1998. The related undiscounted amounts at such dates were $86.1 million, and $78.1 million respectively.

Interest Rate Exchange Agreements. As a hedge against fluctuations in interest rates, the Company from time to time has entered into interest rate exchange agreements to swap a portion of its fixed rate interest payment obligations for floating rates without the exchange of the underlying principal amounts. The Company does not speculate on the future direction of interest rates nor does the Company use these derivative financial instruments for trading purposes. Since such agreements are not entered into on a speculative basis, the Company uses the settlement basis of accounting. No such agreements were outstanding as of December 30, 1998.

Advertising Costs. Production costs for radio and television advertising are expensed as of the date the commercials are initially aired. Advertising expense for the fiscal years ended December 31, 1996 and 1997, the one week ended January 7, 1998 and the 51 weeks ended December 30, 1998 was $62.9 million, $68.3 million, $1.4 million and $70.3 million, respectively.

Interest Associated with Discontinued Operations. The Company has allocated to the discontinued operations a pro-rata portion of interest expense based on a ratio of the net assets of the discontinued operations to the Company's consolidated net assets as of the 1989 acquisition date of Flagstar by FCI for periods prior to January 7, 1998 and based on a ratio of the net assets of the discontinued operations to the Company's net assets after the adoption of fresh start reporting for periods subsequent to January 7, 1998. Interest related to discontinued operations, including allocated interest expense, for the years ended December 31, 1996 and 1997 and the one week ended January 7, 1998 and 51 weeks ended December 30, 1998 was $79.1 million, $62.8 million, $0.6 million and $10.4 million, respectively.

Deferred Gains. In September 1995, the Company sold its distribution subsidiary, Proficient Food Company ("PFC"), for approximately $122.5 million. In conjunction with the sale, the Company entered into an eight-year distribution contract with the acquirer of PFC, which was subsequently extended to ten years. This transaction resulted in a deferred gain of approximately $72.0 million that is being amortized over the life of the distribution contract as a reduction of product cost. During the third quarter of 1996, the Company sold Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, its two food processing operations. The sales were finalized in the fourth quarter of 1996 pursuant to the purchase price adjustment provisions of the related agreements. Consideration from the sales totaled approximately $72.1 million, including the receipt of approximately $60.6 million in cash. In conjunction with these sales, the Company entered into five-year purchasing agreements with the acquirers. These transactions resulted in deferred gains totaling approximately $41.5 million that are being amortized over the lives of the respective purchasing agreements as a reduction of product cost.

Cash Overdrafts. The Company has included in accounts payable on the accompanying Consolidated Balance Sheets cash overdrafts totaling $31.9 million and $32.6 million at December 31, 1997 and December 30, 1998, respectively.

Franchise and License Fees. Initial franchise and license fees are recognized when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial fees for all periods presented are insignificant. Continuing fees, based upon a percentage of net sales, are recorded as income on a monthly basis.

Gains on Sales of Company-Owned Restaurants. Gains on sales of Company-owned restaurants that include real estate owned by the Company are recognized in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." In this regard, gains on such sales are recognized when the cash proceeds from the sale exceed 20 percent of the sales price. For restaurant sale transactions that do not include real estate owned by the Company, gains are recognized at the time of sale, if the collection of the sale price is reasonably assured.

Cash proceeds received from sales of Company-owned restaurants totaled $8.5 million, $7.9 million, $7.3 million and $20.3 million for the years ended December 31, 1996 and 1997, the one week ended January 7, 1998, and the 51 weeks ended December 30, 1998, respectively. Deferred gains and the noncash portion of proceeds related to such transactions are not significant.

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

New Accounting Standards. In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal direct costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides additional guidance on the financial reporting of start-up costs, requiring costs of start-up activities to be expensed as incurred.

In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $3.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of an immaterial amount of previously capitalized preopening costs. Subsequent to the Effective Date, preopening costs are being expensed as incurred.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in Note 16. The adoption of SFAS 130 does not impact the Company's consolidated results of operations, financial position or cash flows. Prior year disclosures have been reclassified to conform to the SFAS 130 requirements.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 does not impact the Company's consolidated results of operations, financial position or cash flows.

In 1998, the Company adopted statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This Statement does not change the measurement or recognition of those plans, but is designed to simplify disclosures about pension and other postretirement benefit plans. Specifically, it standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. The Statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The adoption of SFAS 132 does not impact the Company's consolidated results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for the Company's fiscal year 2000 financial statements. The Company is in the process of evaluating the effect of SFAS 133 on its consolidated results of operations, financial position and cash flows, and therefore is unable to estimate the effect of the adoption.

NOTE 5 DISPOSITIONS OF FLAGSTAR ENTERPRISES, INC. AND QUINCY'S RESTAURANTS, INC. AND IN-SUBSTANCE DEFEASANCE OF RELATED DEBT

On April 1, 1998, the Company completed the sale to CKE Restaurants, Inc. ("CKE") of all of the capital stock of FEI, which had operated the Company's Hardee's restaurants under licenses from HFS, a wholly-owned subsidiary of CKE, for $427 million. This amount includes the assumption by CKE of $46 million of capital leases. Approximately $173.1 million of the proceeds (together with $28.6 million already on deposit with respect to certain Spartan Mortgage Financing as defined below) was applied to in-substance defease the 10.25% Guaranteed Secured Bonds due 2000 (the "Spartan Mortgage Financing") of Spardee's Realty, Inc., a wholly-owned subsidiary of FEI, and Quincy's Realty, Inc., a wholly-owned subsidiary of Quincy's, with a book value of $198.9 million plus accrued interest of $6.9 million at April 1, 1998. Such Spartan Mortgage Financing was collateralized by certain assets of Spardee's Realty, Inc. and Quincy's Realty, Inc. The Company replaced such collateral through the purchase of a portfolio of United States Government and AAA rated investment securities which were deposited with the collateral agent with respect to such the Spartan Mortgage Financing to satisfy principal and interest payments under the Spartan Mortgage Financing through the stated maturity date in the year 2000. Such investments are reflected in the Consolidated Balance Sheet at December 30, 1998 under the caption "Restricted investments securing in-substance defeased debt." The Spartan Mortgage Financing is reflected under the caption "In-substance defeased debt."

As a result of the adoption of fresh start reporting, as of the Effective Date the net assets of FEI were adjusted to fair value less estimated costs of disposal based on the terms of the stock purchase agreement. The net gain resulting from this adjustment is reflected as "Reorganization items of discontinued operation" in the Statements of Consolidated Operations. As a result of this adjustment, no gain or loss on disposition is reflected in the 51 weeks ended

December 30, 1998. Additionally, the operating results of FEI subsequent to January 7, 1998 and through the disposition date were reflected as an adjustment to "Net assets held for sale" prior to the disposition. The adjustment to "Net assets held for sale" as a result of the net loss of FEI for the twelve weeks ended April 1, 1998 was ($1.4) million. Revenue and operating income of FEI for the twelve weeks ended April 1, 1998 were $116.2 million and $5.7 million, respectively.

On June 10, 1998, the Company completed the sale of all of the capital stock of Quincy's, the wholly-owned subsidiary which had operated the Company's Quincy's Family Steakhouse Division, to Buckley Acquisition Corporation ("BAC") for $84.7 million. This amount includes the assumption by BAC of $4.2 million of capital leases. The resulting gain of approximately $13.7 million from such disposition is reflected as an adjustment to reorganization value in excess of amounts allocable to identifiable assets.

The Statements of Consolidated Operations and Cash Flows for all periods presented herein have been reclassified to reflect FEI and Quincy's as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Included in the Company's loss from discontinued operations for the year ended December 31, 1997 is a net restructuring charge of $10.5 million related primarily to a plan to reduce significantly the size of the Company's Quincy's restaurant chain. In addition to the sale or closure of restaurants, the restructuring plan resulted in the elimination of certain restaurant, field management and corporate support positions. Also included in the 1997 loss from operations of discontinued operations is an impairment charge totaling $15.1 million related to the write-down of certain Quincy's units in association with the 1997 restructuring plan, as well as the write-down of certain Hardee's units disposed of in 1997.

Revenue and operating income of the discontinued operations for the reported periods are as follows:

                                                                                                 SUCCESSOR
                                                             PREDECESSOR COMPANY                  COMPANY
                                                   ----------------------------------------   ----------------
                                                        FISCAL YEAR ENDED         ONE WEEK    FIFTY-ONE WEEKS
                                                   ---------------------------     ENDED           ENDED
                                                   DECEMBER 31,   DECEMBER 31,   JANUARY 7,     DECEMBER 31,
                                                       1996           1997          1998            1998
(In millions)                                      ------------   ------------   ----------   ----------------
Revenue                                               $862.1         $779.9        $12.7           $194.9
Operating income                                        47.4            5.4          0.1              5.7

The net assets of FEI and Quincy's are included in net assets held for sale in the accompanying Consolidated Balance Sheet at December 31, 1997, and consist of the following:

                                                                FEI      QUINCY'S
(In thousands)                                                --------   --------
Assets
Current assets                                                $  8,715   $  3,176
Property owned, net                                            290,621    130,475
Property held under capital leases, net                         32,619      2,061
Other assets                                                    13,338        520
                                                              --------   --------
                                                               345,293    136,232
                                                              --------   --------
Less liabilities
Current liabilities
  Current portion of obligations under capital lease             3,874        259
  Other current liabilities                                     28,368     21,602
                                                              --------   --------
                                                                32,242     21,861
                                                              --------   --------
Long-term liabilities
  Obligations under capital lease, noncurrent                   41,339      4,061
  Other long-term liabilities                                   29,233      5,795
                                                              --------   --------
                                                                70,572      9,856
                                                              --------   --------
Total liabilities                                              102,814     31,717
                                                              --------   --------
Net assets held for sale                                      $242,479   $104,515
                                                              ========   ========

NOTE 6 ACQUISITION

On May 23, 1996, the Company, through FRD Acquisition Co. ("FRD"), a newly formed subsidiary, consummated the acquisition of the Coco's and Carrows restaurant chains consisting of 347 company-owned units within the family-style category. The acquisition price of $313.4 million plus acquisition costs (which was paid in exchange for all of the outstanding stock of FRI-M Corporation ("FRI-M"), which owns the Coco's and Carrows chains) was financed with $125.0 million in cash ($75.0 million of which was provided from the Company's cash balances and the remaining $50.0 million pursuant to bank term loans which totaled $56.0 million with the remaining $6.0 million being used to pay transaction fees), the issuance of $156.9 million in senior notes of FRD to the seller and the assumption of certain capital lease obligations of approximately $31.5 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities and results of operations of Coco's and Carrows are included in the Company's consolidated financial statements for the periods subsequent to the acquisition.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of FRI-M based on their estimated respective fair values at the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by approximately $216 million, as adjusted. Prior to January 7, 1998, the resulting goodwill was being amortized on a straight-line basis over 40 years. Unamortized goodwill was written off at January 7, 1998 in conjunction with the adoption of fresh start reporting.

NOTE 7  REORGANIZATION ITEMS

Reorganization items included in the accompanying Statements of Consolidated Operations consist of the following:

                                                    FISCAL YEAR     ONE WEEK
                                                       ENDED         ENDED
                                                    DECEMBER 31,   JANUARY 7,
                                                        1997          1998
(In thousands)                                      ------------   ----------
Net gain related to adjustments of assets and
  liabilities to fair value                           $    --      $(734,216)
Professional fees and other                            28,313          8,809
Debtor-in-possession financing expenses                 3,062             --
Interest earned on accumulated cash                    (1,234)            --
Severance and other exit costs                             --         11,200
                                                      -------      ---------
                                                      $30,141      $(714,207)
                                                      =======      =========

NOTE 8  PROPERTY, NET

Property, net, consists of the following:

                                                 DECEMBER 31,   DECEMBER 30,
                                                     1997           1998
(In thousands)                                   ------------   ------------
Property owned:
     Land                                          $143,681       $ 70,419
     Buildings and improvements                     487,739        476,327
     Other property and equipment                   352,765        162,342
                                                   --------       --------
     Total property owned                           984,185        709,088
     Less accumulated depreciation                  435,152         94,078
                                                   --------       --------
     Property owned, net                            549,033        615,010
                                                   --------       --------
     Buildings and improvements, vehicles, and
       other equipment held under capital
       leases                                       160,432        108,146
     Less accumulated amortization                   83,628         29,843
                                                   --------       --------
     Property held under capital leases, net         76,804         78,303
                                                   --------       --------
                                                   $625,837       $693,313
                                                   ========       ========

NOTE 9 OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                      FISCAL YEAR ENDED
                                                 ---------------------------
                                                 DECEMBER 31,   DECEMBER 30,
                                                     1997           1998
(In thousands)                                   ------------   ------------
Accrued salaries and vacations                     $ 55,367       $ 51,234
Accrued insurance                                    34,277         32,698
Accrued taxes                                        25,078         20,235
Accrued interest and dividends                       15,473         44,837
Other                                                69,405         92,384
                                                   --------       --------
                                                   $199,600       $241,388
                                                   ========       ========

NOTE 10 LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise are obligations which were outstanding on the Petition Date and were subject to compromise under the terms of the Plan (see
Note 11 for additional information).

                                                              DECEMBER 31, 1997
(In thousands)                                                -----------------
10 3/4% Senior Notes due September 15, 2001, interest
  payable semi-annually                                          $  270,000
10 7/8% Senior Notes due December 1, 2002, interest payable
  semi-annually                                                     280,025
11.25% Senior Subordinated Debentures due November 1, 2004,
  interest payable semi-annually                                    722,411
11 3/8% Senior Subordinated Debentures due September 15,
  2003, interest payable semi-annually                              125,000
10% Convertible Junior Subordinated Debentures due 2014,
  interest payable semi-annually; convertible into Company
  common stock any time prior to maturity at $24.00 per
  share                                                              99,259
Accrued interest                                                    115,705
                                                                 ----------
          Total liabilities subject to compromise                $1,612,400
                                                                 ==========

NOTE 11 DEBT

Long-term debt consists of the following:

                                                              DECEMBER 31,   DECEMBER 30,
                                                                  1997           1998
(In thousands)                                                ------------   ------------
Notes and Debentures:
  10 3/4% Senior Notes due September 15, 2001, interest
     payable semi-annually                                              (a)           --
  10 7/8% Senior Notes due December 1, 2002, interest
     payable semi-annually                                              (a)           --
  11.25% Senior Subordinated Debentures due November 1,
     2004, interest payable semi-annually                               (a)           --
  11 3/8% Senior Subordinated Debentures due September 15,
     2003, interest payable semi-annually                               (a)           --
  10% Convertible Junior Subordinated Debentures due 2014,
     interest payable semi-annually; convertible into
     Company common stock any time prior to maturity at
     $24.00 per share                                                   (a)           --
  11 1/4% Senior Notes due January 15, 2008, interest
     payable semi-annually                                            --      $  549,611
  12.5% Senior Notes of FRD due July 15, 2004, interest
     payable semi-annually                                      $156,897         156,897
  Mortgage Notes Payable:
     10.25% Guaranteed Secured Bonds due 2000 (see Note 5)       177,615              --
     11.03% Notes due 2000                                       160,000         160,000
  Term loan of FRI-M, principal payable in quarterly
     installments                                                 40,000          10,411
  Other notes payable, maturing over various terms to 20
     years, payable in monthly or quarterly installments
     with interest rates ranging from 7.5% to 13.25%(b)           10,077           8,282
  Notes payable secured by equipment, maturing over various
     terms up to 7 years, payable in monthly installments
     with interest rates ranging from 8.5% to 9.64% (c)            3,516           3,608
Capital lease obligations (see Note 12)                          103,040          94,394
In-substance defeased debt (see Note 5)                               --         165,468
                                                                --------      ----------
                                                                 651,145       1,148,671
Premium (discount), net (see Note 2):
  11 1/4% Senior Notes, effective rate 10.79%                         --          23,198
  12.5% Senior Notes of FRD, effective rate 10.95%                    --          11,839
  11.03% Notes, effective rate 8.18%                                  --           8,059
  In-substance defeased debt, effective rate 5.29%                    --          13,294
  Other notes payable                                                 --          (1,371)
                                                                --------      ----------
  Total                                                          651,145       1,203,690
Less current maturities                                           56,970          47,672
                                                                --------      ----------
Total long-term debt                                            $594,175      $1,156,018
                                                                ========      ==========

---------------

(a) Included in liabilities subject to compromise at December 31, 1997 (See Note
    10).
(b) Collateralized by restaurant and other properties with a net book value of $13.0 million at December 30, 1998.
(c) Collateralized by equipment with a net book value of $6.8 million at December 30, 1998.

As discussed in Note 1, pursuant to the Plan, Flagstar's Old Senior Notes, Senior Subordinated Debentures and 10% Convertible Debentures which are included in liabilities subject to compromise (See Note 10) in the accompanying Consolidated Balance Sheet at December 31, 1997, were canceled, extinguished and retired as of the Effective Date.

Aggregate annual maturities of long-term debt at December 30, 1998 during the next five years, excluding approximately $165 million of in-substance defeased debt maturing in 2000, are as follows:

YEAR:
-----
(In millions)
1999                                $ 30.4
2000                                 177.8
2001                                  15.1
2002                                   8.6
2003                                   6.7

On March 7, 1997, Flagstar's Second Amended and Restated Credit Agreement (the "Credit Agreement") was amended to provide for less restrictive financial covenants for measurement periods ending on March 31, 1997 and June 30, 1997, as well as to provide FCI flexibility to forego certain scheduled interest payments due in March, May and June 1997 without triggering a default under the agreement, unless any such debt was declared due and payable as a result of the failure to pay such interest.

On March 17, 1997, in connection with the financial restructuring discussed in
Note 1, Flagstar elected not to make the interest payment due and payable as of that date to holders of the 11 3/8% Debentures. In addition, on May 1, 1997, also in connection with the restructuring, Flagstar elected not to make the interest payments due and payable as of that date to holders of the 11.25% Debentures and 10% Convertible Debentures. As a result of these nonpayments, and as a result of a continuation of such nonpayments for 30 days past their respective due dates, Flagstar was in default under the terms of the indentures governing such debentures. During the pendency of Flagstar's bankruptcy proceedings, Flagstar also failed to make the interest payments due September 15, 1997 on its 10 3/4% Senior Notes and 11 3/8% Debentures, the interest payments due November 1, 1997 on its 11.25% Debentures and 10% Convertible Debentures and the interest payment due December 1, 1997 on its 10 7/8% Senior Notes. The bankruptcy filings operated as an automatic stay of all collection and enforcement actions by the holders of the Senior Subordinated Debentures, 10% Convertible Debentures, the Old Senior Notes and the respective indentures trustees with respect to Flagstar's failure to make the interest payments when due.

On July 11, 1997 Flagstar entered into a $200 million debtor-in-possession financing facility (the "DIP Facility") between FCI, Flagstar, certain subsidiaries of Flagstar and The Chase Manhattan Bank ("Chase") for working capital and general corporate purposes and letters of credit. The DIP Facility refinanced the Credit Agreement and was guaranteed by certain operating subsidiaries of Flagstar and generally was secured by liens on the same collateral that secured Flagstar's obligations under the Credit Agreement, including the stock of certain operating subsidiaries and certain of Flagstar's trade and service marks.

On the Effective Date, Advantica entered into a credit agreement with Chase and other lenders named therein which established the $200 million senior secured credit facility (as amended to date, the "Credit Facility"). The Credit Facility refinanced the DIP Facility and is used for working capital advances, letters of credit and general corporate purposes by certain of Advantica's operating subsidiaries which are borrowers thereunder. The Credit Facility is guaranteed by Advantica and, subject to certain exceptions, by Advantica's subsidiaries that are not borrowers thereunder and generally is secured by liens on the same collateral that formerly secured Flagstar's obligations under the Credit Agreement (with additional liens on the Company's corporate headquarters in Spartanburg, South Carolina and accounts receivable).

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

The Credit Facility contains covenants customarily found in credit agreements for leveraged financings that, among other things, place limitations on (1) dividends on capital stock; (2) redemptions and repurchases of capital stock;
(3) prepayments, redemptions and repurchases of debt (other than loans under the Credit Facility); (4) liens and sale-leaseback transactions; (5) loans and investments; (6) incurrence of debt; (7) capital expenditures; (8) operating leases: (9) mergers and acquisitions; (10) asset sales; (11) transactions with affiliates; (12) changes in the business conducted by Advantica and its subsidiaries; and (13) amendment of debt and other material agreements. The Credit Facility also contains covenants that require Advantica and its subsidiaries on a consolidated basis to meet certain financial ratios and tests including provisions for the maintenance of a minimum level of interest coverage (as defined) and a minimum level of fixed charges coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined), and limitations on annual capital expenditures. In connection with the closing of the sales of FEI and Quincy's, the Credit Facility was amended to accommodate the sale transactions and in-substance defeasance consummated in conjunction with the sale of FEI. In addition, the Credit Facility was amended to provide the Company flexibility to reinvest the residual sales proceeds through additional capital expenditures and/or strategic acquisitions, as well as to modify certain other covenants and financial tests affected by the sales transactions. The commitments under the Credit Facility were not reduced as a result of the sales.

The Company was in compliance with the terms of the Credit Facility at December 30, 1998. Under the most restrictive provision of the Credit Facility (the minimum fixed charge coverage ratio), for the four quarters ended December 30 1998, the Company's EBITDA could be approximately $38.1 million less and the Company would still be in compliance.

As further discussed in Note 5, effective with the disposition of FEI on April 1, 1998, the Company in-substance defeased the Spartan Mortgage Financing.

The 11.03% mortgage notes are secured by a pool of cross-collateralized mortgages on 240 Denny's restaurants with a net book value at December 30, 1998 of $187.4 million. In addition, the notes are collateralized by, among other things, a security interest in the restaurant equipment, the assignment of intercompany lease agreements and the stock of the issuing subsidiary. Interest on the notes is payable quarterly with the entire principal due at maturity in 2000. The notes are redeemable, in whole, at the issuer's option, upon payment of a premium. The Company through its operating subsidiary covenants that it will use each property as a food service facility, maintain the properties in good repair and expend at least $5.3 million per annum and not less than $33 million, in the aggregate, in any five-year period to maintain the properties.

In connection with the acquisition by FRD of Coco's and Carrows on May 23, 1996, FRI-M (the "Borrower"), a wholly-owned subsidiary of FRD, obtained a credit facility (as amended to date, the "FRI-M Credit Facility") consisting of a $56 million, 39-month term loan (the "FRI-M Term Loan") and a $35 million working capital facility (the "FRI-M Revolver"). Proceeds from the FRI-M Term Loan were used to fund the Coco's and Carrows acquisition, and to pay the transactions costs associated therewith. Proceeds from the FRI-M Revolver are to be used for working capital requirements and other general corporate purposes, which may include the making of intercompany loans to any of the Borrower's wholly owned subsidiaries for their own working capital and other general corporate purposes. Letters of credit may be issued under the FRI-M Revolver for the purpose of supporting (1) workers' compensation liabilities of the Borrower or any of its subsidiaries; (2) the obligations of third party insurers of the Borrower or any of its subsidiaries; and (3) certain other obligations of the Borrower and its subsidiaries. At December 30, 1998, there were no working capital borrowings outstanding; however, letters of credit outstanding were $13.2 million. Beginning February 28, 1997, the principal installments of the FRI-M Term Loan are payable quarterly as follows: $4.0 million per quarter for four consecutive quarters; $5.0 million for four consecutive quarters beginning February 28, 1998; $6.0 million on February 28, 1999; and $7.0 million for two consecutive quarters beginning May 31, 1999. All borrowings under the FRI-M Credit Facility accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 8.4% at December 30, 1998) and are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRI-M and its subsidiaries. The FRI-M Credit Facility expires, and all amounts must be repaid, on August 31, 1999. At December 30, 1998, the amount of the term loan outstanding was $10.4 million and FRI-M had no outstanding capital borrowings; however, letters of credit outstanding were $13.2 million. The Company is exploring various alternatives to restructure FRD's capital structure in order to increase capital availability and otherwise improve FRD's financial flexibility. Such efforts include pursuing a new credit facility to refinance the FRI-M Credit Facility before its expiration, as well as other alternatives to increase Advantica's investment flexibility with respect to FRD's operations.

The FRI-M Credit Facility and the indenture under which the 12.5% Senior Notes have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the FRI-M Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA, and limitations on annual capital expenditures. The cash flows from FRD are required to be used to service the debt issued in the Coco's and Carrows acquisition (the FRI-M Credit Facility and the 12.5% Senior

Notes), and, therefore, other than for the payment of certain management fees and tax reimbursements payable to Advantica under certain conditions, are currently unavailable to service the debt of Advantica and its other subsidiaries. FRD's cash flows from operating activities, included in the Company's total cash flow from operating activities, were $17.1 million, $1.0 million and $23.0 million for the year ended December 31, 1997, the one week ended January 7, 1998 and the 51 weeks ended December 30, 1998, respectively.

FRD and its subsidiaries were in compliance with the terms of the FRI-M Credit Facility at December 30, 1998. Under the most restrictive provision of the FRI-M Credit Facility (the minimum interest coverage ratio), for the four quarters ended December 30, 1998, FRD's EBITDA could be approximately $0.3 million less and FRD would still be in compliance.

The estimated fair value of the Company's long-term debt (excluding capital lease obligations) is approximately $1.1 billion at December 30, 1998. Such computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company.

NOTE 12 LEASES AND RELATED GUARANTEES

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

Information regarding the Company's leasing activities at December 30, 1998 is as follows:

                                                                CAPITAL LEASES       OPERATING LEASES
                                                              -------------------   -------------------
(In thousands)                                                MINIMUM    MINIMUM    MINIMUM    Minimum
                                                               LEASE     SUBLEASE    LEASE     SUBLEASE
YEAR:                                                         PAYMENTS   RECEIPTS   PAYMENTS   RECEIPTS
--------------                                                --------   --------   --------   --------
1999                                                          $29,386    $ 3,136    $ 61,207   $ 7,763
2000                                                           22,916      2,600      60,483     7,128
2001                                                           18,601      2,287      56,175     6,215
2002                                                           12,968      2,001      48,585     5,097
2003                                                           10,132      1,709      41,852     4,251
Subsequent years                                               43,613      9,333     205,253    18,701
                                                              -------    -------    --------   -------
          Total                                               137,616    $21,066    $473,555   $49,155
                                                                         =======    ========   =======
Less imputed interest                                          43,222
                                                              -------
Present value of capital lease obligations                    $94,394
                                                              =======

Payments for certain FRD operating leases are being made by FRI in accordance with the provisions of the Stock Purchase Agreement. As such, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.

The total rental expense included in the determination of operating income for continuing operations is as follows:

                                                                                                 FIFTY-ONE
                                                          FISCAL YEAR ENDED           WEEK         WEEKS
                                                     ---------------------------     ENDED         ENDED
                                                     DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                         1996           1997          1998          1998
(In thousands)                                       ------------   ------------   ----------   ------------
Base rents                                             $52,694        $65,202         $700        $56,837
Contingent rents                                         9,798         12,477          214         10,455
                                                       -------        -------         ----        -------
          Total                                        $62,492        $77,679         $914        $67,292
                                                       =======        =======         ====        =======

Total rental expense does not reflect sublease rental income of $15.9 million, $15.6 million, $0.2 million and $10.5 million for the years ended December 31, 1996 and 1997, the one week ended January 7, 1998 and the 51 weeks ended December 30, 1998, respectively.

NOTE 13 INCOME TAXES

A summary of the provision for (benefit from) income taxes attributable to the loss before discontinued operations and extraordinary items is as follows:

                                                                                      ONE        FIFTY-ONE
                                                          FISCAL YEAR ENDED           WEEK         WEEKS
                                                     ---------------------------     ENDED         ENDED
                                                     DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                         1996           1997          1998          1998
(In thousands)                                       ------------   ------------   ----------   ------------
Current:
  Federal                                              $ (6,074)       $   --       $     --      $(2,924)
  State, Foreign and Other                               (1,686)        1,556             27        1,046
                                                       --------        ------       --------      -------
                                                         (7,760)        1,556             27       (1,878)
                                                       --------        ------       --------      -------
Deferred:
  Federal                                                (6,797)           --        (12,513)          --
  State, Foreign and Other                               (1,745)          132         (1,343)          84
                                                       --------        ------       --------      -------
                                                         (8,542)          132        (13,856)          84
                                                       --------        ------       --------      -------
Provision for (benefit from) income taxes              $(16,302)       $1,688       $(13,829)     $(1,794)
                                                       ========        ======       ========      =======
The total provision for (benefit from) income taxes
  related to:
  Loss before discontinued operations and
     extraordinary items                               $(16,302)       $1,688       $(13,829)     $(1,794)
  Discontinued operations                                   (90)           81          7,509           --
  Extraordinary items                                        --            --             --           --
                                                       --------        ------       --------      -------
          Total (benefit from) provision for income
            taxes                                      $(16,392)       $1,769       $ (6,320)     $(1,794)
                                                       ========        ======       ========      =======

For the year ended December 31, 1996, the Company recorded a $7.3 million deferred Federal tax benefit related to the reversal of certain reserves established in connection with proposed deficiencies from the Internal Revenue Service.

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities:

                                                DECEMBER 31,   DECEMBER 30,
                                                    1997           1998
(In thousands)                                  ------------   ------------
Deferred tax assets:
  Deferred income                                $  26,492      $  21,336
  Debt premium                                          --         22,584
  Lease reserves                                        --         11,808
  Self-insurance reserves                           32,810         29,338
  Capitalized leases                                14,083          6,537
  Intangible assets                                  8,386             --
  Other accruals and reserves                       26,246         31,487
  Alternative minimum tax credit carryforwards      10,459         10,548
  General business credit carryforwards             50,840         56,627
  Capital loss carryforwards                        10,400          8,135
  Net operating loss carryforwards                  85,155          9,512
  Less: valuation allowance                       (222,823)      (105,149)
                                                 ---------      ---------
Total deferred tax assets                           42,048        102,763
                                                 ---------      ---------
Deferred tax liabilities:
  Intangible assets                                     --        (70,016)
  Fixed assets                                     (48,345)       (38,147)
                                                 ---------      ---------
Total deferred tax liabilities                     (48,345)      (108,163)
                                                 ---------      ---------
Net deferred tax liability                       $  (6,297)     $  (5,400)
                                                 =========      =========

The Company has provided a valuation allowance for the portion of the deferred tax assets for which it is more likely than not that a tax benefit will not be realized.

The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations before discontinued operations and extraordinary items is as follows:

                                                         FISCAL YEAR ENDED           ONE        FIFTY-ONE
                                                    ---------------------------   WEEK ENDED   WEEKS ENDED
                                                    DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                        1996           1997          1998          1998
                                                    ------------   ------------   ----------   ------------
Statutory rate                                           35%            35%           35%           35%
Differences:
  State, foreign, and other taxes, net of federal
     income tax benefit                                   2             (2)           --            (1)
  Amortization of goodwill                                1             (3)           --            --
  Amortization of reorganization value in excess
     of amounts allocable to identifiable assets         --             --            --           (29)
  Reversal of certain reserves established in
     connection with proposed Internal Revenue
     Service deficiencies                                11             --            --            --
  Nondeductible costs related to the
     reorganization                                      --             (6)           --            --
  Nontaxable income related to the reorganization        --             --           (28)           --
  Nondeductible wages related to the FICA tip
     credit                                              --             (3)           --            (1)
  Portion of losses and income tax credits not
     benefited as a result of the establishment of
     a valuation allowance                              (28)           (19)           (7)           (7)
  Other                                                   3             (4)           (2)            4
                                                        ---            ---           ---           ---
Effective tax rate                                       24%            (2)%          (2)%           1%
                                                        ===            ===           ===           ===

The Company utilized substantially all of its NOL carryforwards and portions of certain other carryforwards to offset taxable income principally generated from the sale of its discontinued operations during 1998.

At December 30, 1998, the Company has available, on a consolidated basis, general business credit carryforwards of approximately $57 million, most of which expire in 2004 through 2013, and alternative minimum tax ("AMT") credit carryforwards of approximately $11 million. The AMT credits may be carried forward indefinitely. In addition, the Company has available AMT net operating loss ("NOL") carryforwards of approximately $19 million which expire in 2012. Due to the reorganization of the Company on January 7, 1998, the Company's ability to utilize the general business credit carryforwards, AMT credit carryforwards, and AMT NOL carryforwards which arose prior to the reorganization is limited to a specified annual amount. The annual limitation for the utilization of these carryforwards is approximately $21 million for NOL carryforwards or $7 million for tax credits. The annual limitation may also be increased for the recognition of certain built-in gains. General business credits of approximately $7 million arose subsequent to the reorganization and are not subject to any limitation as of the end of 1998. See Note 1 for further discussions of the reorganization including additional discussion of the reorganization's impact on the Company's carryover tax benefits and its tax basis in its assets for future taxable years.

In connection with the purchase of FRI-M in May 1996, the Company acquired certain income tax attributes which may be used only to offset the separate taxable income of FRI-M and its subsidiaries. Approximately $24 million of regular NOL carryforwards and $21 million of regular and AMT capital loss carryforwards are available at December 30, 1998 to reduce the future separate taxable income of FRI-M and its subsidiaries. Due to FRI-M's prior ownership changes in January 1994 and May 1996, FRI-M's ability to utilize these carryforwards is limited. The annual limitation for the utilization of FRI-M's NOL carryforwards and capital loss carryforwards which were generated after January 1994 and before May 1996 is approximately $4 million, plus the recognition of certain built-in gains. These NOL carryforwards expire principally in 2009 through 2011. FRI-M's capital loss carryforward , which will expire in 2000, can only be utilized to offset certain capital gains generated by FRI-M or its subsidiaries. Utilization of FRI-M's loss carryforwards are also subject to the Company's overall annual limitation of $21 million. FRI-M utilized approximately $4 million in 1997 and $5 million in 1998 of capital loss carryover to offset capital gains recognized during 1997 and 1998.

NOTE 14 EMPLOYEE BENEFIT PLANS

PENSION AND OTHER DEFINED BENEFIT AND CONTRIBUTION PLANS

The Company maintains several defined benefit plans for continuing operations which cover a substantial number of employees. Benefits are based upon each employee's years of service and average salary. The Company's funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company also maintains defined contribution plans.

The components of net pension cost of the pension plan and other defined benefit plans for the years ended December 31, 1996 and 1997, the one week ended January 7, 1998 and 51 weeks ended December 30, 1998 determined under SFAS No. 87 are as follows:

                                                        FISCAL YEAR ENDED           ONE        FIFTY-ONE
                                                   ---------------------------   WEEK ENDED   WEEKS ENDED
                                                   DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                       1996           1997          1998          1998
(In thousands)                                     ------------   ------------   ----------   ------------
PENSION PLAN:
Service cost                                         $ 2,963        $ 3,210       $    70       $ 1,040
Interest cost                                          2,560          2,872            63         2,861
Expected return on plan assets                        (2,646)        (3,085)          (71)       (3,658)
Amortization of prior service cost                        69             --            --            --
Recognized net actuarial loss                            339            325            --            --
                                                     -------        -------       -------       -------
Net periodic benefit cost                            $ 3,285        $ 3,322       $    62       $   243
                                                     =======        =======       =======       =======
Purchase accounting                                       --             --       $11,633            --
Settlement loss                                           --             --            --       $   119
OTHER DEFINED BENEFIT PLANS:
Service cost                                         $   188        $   145       $     2       $   125
Interest cost                                            335            198             3           166
Expected return on plan assets                            --             --            --            --
Amortization of prior service cost                        41             41            --            27
Recognized net actuarial gain                           (322)            (3)           --            (1)
                                                     -------        -------       -------       -------
Net periodic benefit cost                            $   242        $   381       $     5       $   317
                                                     =======        =======       =======       =======
Settlement loss                                           --        $ 1,342            --            --

Net pension and other defined benefit plan costs charged to continuing operations for the years ended December 31, 1996 and 1997 and the 51 weeks ended December 30, 1998 were $0.7 million, $2.2 million and $0.7 million, respectively. Costs charged to continuing operations for the one week ended January 7, 1998 were immaterial.

The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its pension plan and other defined benefit plans:

                                                          PENSION PLAN           OTHER DEFINED BENEFIT PLANS
                                                   ---------------------------   ---------------------------
                                                   DECEMBER 31,   DECEMBER 30,   DECEMBER 31,   DECEMBER 30,
                                                       1997           1998           1997           1998
                                                   ------------   ------------   ------------   ------------
(In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $36,416        $46,800        $ 6,944        $ 2,258
Service cost                                           3,210          1,110            144            127
Interest cost                                          2,872          2,923            198            169
Actuarial loss                                         6,498          2,102            682            132
Curtailment gains                                         --         (6,338)            --             --
Settlement (1998 lump sum payments)                       --         (3,776)            --             --
Benefits paid (periodic only for 1998)                (2,196)        (1,698)        (5,710)          (190)
                                                     -------        -------        -------        -------
Benefit obligation at end of year                    $46,800        $41,123        $ 2,258        $ 2,496
                                                     =======        =======        =======        =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       $31,109        $37,342        $    --        $    --
Actual return on plan assets                           5,374          3,561             --             --
Employer contributions                                 3,055          1,614          5,710            190
Settlement (1998 lump sum payments)                       --         (3,776)            --             --
Benefits paid (periodic only for 1998)                (2,196)        (1,698)        (5,710)          (190)
                                                     -------        -------        -------        -------
Fair value of plan assets at end of year             $37,342        $37,043        $    --        $    --
                                                     =======        =======        =======        =======
RECONCILIATION OF FUNDED STATUS
Funded Status                                        $(9,457)       $(4,080)       $(2,258)       $(2,498)
Unrecognized actuarial (gain)/loss                    10,773          1,293            (48)           135
Unrecognized transition amount                            --             --             (1)            (1)
Unrecognized prior service cost                           --             --             26             --
Fourth Quarter contribution                               --             --             49             --
                                                     -------        -------        -------        -------
Net amount recognized                                $ 1,316        $(2,787)       $(2,232)       $(2,364)
                                                     =======        =======        =======        =======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEET CONSIST OF:
Accrued benefit liability                            $   (79)       $(2,787)       $(2,232)       $(2,364)
Accumulated other comprehensive income                 1,395             --             --             --
                                                     -------        -------        -------        -------
Net amount recognized                                $ 1,316        $(2,787)       $(2,232)       $(2,364)
                                                     =======        =======        =======        =======

Assets held by the Company's plans are invested in money market and other fixed income funds as well as equity funds.

Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

                                                          1996    1997    1998
                                                          ----    ----    ----
Discount rate                                             8.0%    7.0%     6.8%
Rates of salary progression                               4.0%    4.0%     4.0%
Long-term rates of return on assets                      10.0%   10.0%    10.0%

In addition, the Company has defined contribution plans whereby eligible employees can elect to contribute from 1% to 15% of their compensation to the plans. Under these plans the Company makes matching contributions, with certain limitations. Amounts charged to income under these plans for continuing operations were $2.0 million and $2.1 million for the year ended December 31, 1997 and the 51 weeks ended December 30, 1998, respectively. Matching contributions related to the one week ended January 7, 1998 were immaterial. The Company made no matching contributions for the year ended December 31, 1996.

STOCK OPTION PLANS

At December 30, 1998, the Company has three stock-based compensation plans, which are described below. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" ("SFAS 123"), while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pursuant to the Plan, and shortly after its effective date, the Company adopted The Advantica Restaurant Group Stock Option Plan (the "Non-Officer Plan") and The Advantica Restaurant Group Officer Stock Option Plan (the "Officer Plan" and, together with the Non-Officer Plan, the "1998 Stock Option Plans"). The 1998 Stock Option Plans permit the Compensation and Incentives Committee of the Advantica Board (the "Committee") to award stock options as incentives to employees and consultants of Advantica. The Committee has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 4,888,888 shares of Advantica Common Stock are authorized to be issued under these plans. Under the terms of the plans, optionees who terminate for any reason other than cause or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason other than voluntary termination or for cause. If termination is for cause, no option shall be exercisable after the termination date.

In addition to the 1998 Stock Option Plans, the Company has adopted The Advantica Restaurant Group Director Stock Option Plan (the "Director Plan"), the terms of which are substantially similar to the terms of the 1998 Stock Option Plans. A total of 200,000 shares of Advantica Common Stock are authorized to be issued under the Director Plan.

Effective January 28, 1998, options to purchase 1,927,500 shares, 409,000 shares and 54,000 shares of Common Stock at market value at the date of grant were issued under the Officer Plan, the Non-Officer Plan and the Director Plan, respectively. Thirty percent of such grants under the Officer and Non-Officer Plans became exercisable immediately, with an additional 20% vesting the first and second anniversaries of the date of grant and an additional 15% vesting on the third and fourth anniversaries. The grants under the Director Plan vest at a rate of 33.3% per year beginning on the first anniversary of the grant date. On September 11, 1998, options to purchase an additional 910,000 and 79,100 shares of Common Stock at market value at the date of grant were issued under the Officer Plan and the Non-Officer Plan, respectively. Such grants vest at a rate of 25% per year beginning on the first anniversary of the grant date. All options issued in 1998 expire ten years from the date of grant.

Prior to its emergence from bankruptcy the Company had two stock-based compensation plans, the 1989 Stock Option Plan (the "1989 Plan") and the 1990 Non-qualified Stock Option Plan (the "1990 Plan"). On the Effective Date, pursuant to the Plan, FCI's Old Common Stock was canceled, extinguished and retired. As a result, all stock options outstanding as of that date, including those under both the 1989 Plan and the 1990 Plan, were effectively canceled. Due to the fact that all options under the 1989 Plan and the 1990 Plan were canceled, extinguished and retired on the Effective Date, the effect on the accompanying Statement of Consolidated Operations of the compensation expense calculated under SFAS 123 related to such plans is not included in the pro forma information presented below.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted during 1998 under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for such grants: dividend yield of 0.0%; expected volatility of
 .64; risk-free interest rate of 4.6% and a weighted average expected life of the options of 9.0 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                              FIFTY-ONE
                                                             WEEKS ENDED
                                                             DECEMBER 30,
                                                                 1998
                                                             ------------
(In millions, except per share data)
Pro forma net loss                                             $(189.6)
Pro forma loss per share:
  Basic and diluted                                              (4.73)

A summary of the Company's stock option plans as of December 30, 1998 and the changes during the 51 weeks ended December 30, 1998 is presented below.

                                                             1998
                                                  --------------------------
                                                  OPTIONS   WEIGHTED-AVERAGE
                                                   (000)     EXERCISE PRICE
                                                  -------   ----------------
Outstanding at January 7, 1998                        --         $   --
Granted                                            3,380           8.45
Exercised                                             (1)         10.00
Forfeited/Expired                                   (287)          9.75
                                                   -----
Outstanding at end of year                         3,092           8.32
                                                   =====
Exercisable at year-end                              637          10.00

The following table summarizes information about stock options outstanding at December 30, 1998:

                                      WEIGHTED-
                      NUMBER           AVERAGE          WEIGHTED-          NUMBER         WEIGHTED-
                  OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
EXERCISE PRICES      12/30/98      CONTRACTUAL LIFE   EXERCISE PRICE      12/30/98      EXERCISE PRICE
---------------   --------------   ----------------   --------------   --------------   --------------
    $ 4.69            975,600            9.70             $ 4.69               --           $   --
     10.00          2,116,150            9.08              10.00          636,600            10.00

The weighted average fair value per option of options granted during the 51 weeks ended December 30, 1998 was $6.06.

NOTE 15 COMMITMENTS AND CONTINGENCIES

There are various claims and pending legal actions against or indirectly involving the Company, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses, and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 30, 1998, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.

In 1994, Flagstar was advised of proposed deficiencies from the Internal Revenue Service for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by FCI and Flagstar for the seven taxable periods ended December 31, 1992. In the third quarter of 1996, this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act ("the Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. As the Company believes the remaining proposed deficiencies are substantially incorrect, it intends to continue to contest such proposed deficiencies. The Company filed petitions in the United States Tax Court in 1998 for these periods. The case is not expected to be tried until late 1999 or early 2000.

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

The Company's Hardee's restaurants were operated under licenses from Hardee's Food Systems, Inc. ("HFS"). The Company did not believe HFS satisfied its contractual obligations to support the Hardee's franchise and on March 19, 1997, the Company notified HFS, pursuant to its various license agreements, that its subsidiary was seeking to arbitrate certain claims of the subsidiary against HFS. In its demand for arbitration, the Company's subsidiary made a number of claims, including, (1) breach by HFS of its license agreements with the Company's subsidiary, (2) breach of fiduciary duty and negligence by HFS in mishandling and misapplying funds of the Company's subsidiary held for advertising, and (3) unfair trade practices. Such arbitration proceeding was suspended by the parties as a result of the definitive agreement for the sale of FEI to HFS' parent company. Upon the consummation of the sale of FEI on April 1, 1998 all claims made by the Company against HFS were released.

On February 22, 1996, the Company entered into an agreement with IBM Global Services ("IBM") (formerly Integrated Systems Solutions Corporation). The ten-year agreement (as amended), which requires annual payments ranging from

$26.9 million to $49.1 million, provides for IBM to manage and operate the Company's information systems, as well as develop and implement new systems and applications to enhance information technology for the Company's corporate headquarters, restaurants and field management. Under the agreement, IBM has full oversight responsibilities for the data center operations, applications development and maintenance, voice and data networking, help desk operations, and point-of-sale technology.

In conjunction with the sales of Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, the Company entered into five-year purchasing agreements with the acquirers under which the Company is required to make minimum annual purchases over the contract terms. The aggregate estimated commitments remaining at December 30, 1998 relative to Portion-Trol Foods, Inc. and Mother Butler Pies, respectively, are approximately $192.0 million and $41.9 million after giving effect to the dispositions of FEI and Quincy's.

NOTE 16 SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                  ACCUMULATED
                                                                                     OTHER       SHAREHOLDERS'
                                                       TOTAL                     COMPREHENSIVE      EQUITY/
                                                    OTHER EQUITY     DEFICIT        INCOME         (DEFICIT)
                                                    ------------   -----------   -------------   -------------
(In thousands)
Balance December 31, 1995                            $ 745,800     $(1,877,274)      $ 497        $(1,130,977)
                                                     ---------     -----------       -----        -----------
  Comprehensive income:
     Net loss                                               --         (85,460)         --            (85,460)
     Other comprehensive income -- minimum pension
       liability adjustment                                 --              --        (459)              (459)
                                                     ---------     -----------       -----        -----------
     Comprehensive income                                   --         (85,460)       (459)           (85,919)
  Dividends declared on Old Preferred Stock                 --         (10,631)         --            (10,631)
                                                     ---------     -----------       -----        -----------
Balance December 31, 1996                              745,800      (1,973,365)         38         (1,227,527)
                                                     ---------     -----------       -----        -----------
  Comprehensive income:
     Net loss                                               --        (134,450)         --           (134,450)
     Other comprehensive income -- minimum pension
       liability adjustment                                 --              --        (473)              (473)
                                                     ---------     -----------       -----        -----------
     Comprehensive income                                   --        (134,450)       (473)          (134,923)
                                                     ---------     -----------       -----        -----------
Balance December 31, 1997                              745,800      (2,107,815)       (435)        (1,362,450)
                                                     ---------     -----------       -----        -----------
  Comprehensive income:
     Net income excluding adjustments for
       reorganization and fresh start reporting             --          (3,087)         --             (3,087)
                                                     ---------     -----------       -----        -----------
     Comprehensive income                                   --          (3,087)         --             (3,087)
  Adjustments for reorganization                       383,464         612,845          --            996,309
  Adjustments for fresh start reporting               (711,937)      1,498,057         435            786,555
                                                     ---------     -----------       -----        -----------
Balance January 7, 1998                                417,327              --          --            417,327
                                                     ---------     -----------       -----        -----------
  Comprehensive income:
     Net loss                                               --        (181,419)         --           (181,419)
     Other comprehensive income -- foreign
       currency translation adjustments                     --              --          47                 47
                                                     ---------     -----------       -----        -----------
     Comprehensive income                                   --        (181,419)         47           (181,372)
  Issuance of Common Stock                                  89              --          --                 89
                                                     ---------     -----------       -----        -----------
Balance December 30, 1998                            $ 417,416     $  (181,419)      $  47        $   236,044
                                                     =========     ===========       =====        ===========

As discussed in Note 1, pursuant to the Plan, Flagstar's 10% Convertible Debentures, FCI's Old Preferred Stock and FCI's Old Common Stock were canceled, extinguished and retired as of the Effective Date. In addition, the warrants related to such Old Common Stock were also canceled.

Pursuant to the Plan and as of the Effective Date, the Company is deemed to have issued warrants to purchase in the aggregate, 4 million shares of Common Stock. Each warrant, when exercised, will entitle the holder thereof to purchase one share of Common Stock at an exercise price of $14.60 per share, subject to adjustment for certain events. Such warrants may be exercised through January 7, 2005. Also pursuant to the Plan, 10% of the number of shares of Common

Stock issued and outstanding on the Effective Date, on a fully diluted basis, is reserved for issuance under a new management stock option program (See Note 14).

STOCKHOLDER RIGHTS PLAN

The Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan") on December 14, 1998, which is designed to provide protection for the Company's shareholders against coercive or unfair takeover tactics. The Rights Plan is also designed to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. The Rights Plan was not adopted in response to any specific proposal or inquiry to gain control of the Company. Under the Rights Plan the Company's Board of Directors declared a dividend of one right payable to shareholders of record as of December 30, 1998. Such rights are exercisable for one one-thousandth share of a new series of junior participating preferred stock. In conjunction with the adoption of the Rights Plan, the Company designated 100,000 shares of preferred stock as Series A Junior Participating Preferred Stock (the "Participating Preferred Stock") having a par value of $1.00 per share.

The rights may only be exercised if a third party acquires 15% or more of the outstanding common shares of the Company or ten days following the commencement of, or announcement of intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a third party of 15% or more of the common shares. The Rights Plan provides that the current ownership of Advantica common stock by Loomis Sayles & Company, L.P. and certain related entities ("Loomis Sayles"), which exceeds 15%, will not cause the rights to become exercisable so long as Loomis Sayles does not increase its ownership in excess of one percent without the consent of the Company's Board of Directors. When exercisable, each right will entitle the holder to purchase one one-thousandth share of the Participating Preferred Stock at an exercise price of $42.50. If a person or group acquires 15% or more of the outstanding common shares of the Company, each right, in the absence of timely redemption of the rights by the Company, will entitle the holder, other than the acquiring party, to purchase shares of Advantica common stock at a 50% discount from the then market value of such common stock. Additionally, in the event that Advantica is acquired in a merger or other business combination transaction after any person or group has acquired 15% or more of Advantica outstanding common stock, each right will entitle the holder, other than the acquirer, to receive, upon payment of the exercise price, common shares of the acquiring company at a 50% discount from the then market value.

The rights, until exercised, do not entitle the holder to vote or receive dividends. The Company has the option to redeem the rights at a price of $.01 per right, at any time prior to the earlier of (1) the time the rights become exercisable or (2) December 30, 2008, the date the rights expire. Until the rights become exercisable, they have no dilutive effect on earnings per share.

NOTE 17 EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The following table sets forth the computation of basic and diluted loss per share:

                                                          FISCAL YEAR ENDED         ONE WEEK     FIFTY-ONE
                                                     ---------------------------     ENDED      WEEKS ENDED
                                                     DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                         1996           1997          1998          1998
(In thousands)                                       ------------   ------------   ----------   ------------
Numerator:
  (Loss) income from continuing operations             $(53,011)      $(76,325)     $734,340     $(180,956)
  Preferred stock dividends                             (14,175)       (14,175)         (273)           --
                                                       --------       --------      --------     ---------
  Numerator for basic (loss) earnings per share --
     (loss) income from continuing operations
     available to common shareholders                   (67,186)       (90,500)      734,067      (180,956)
                                                       --------       --------      --------     ---------
     Effect of dilutive securities:
     $2.25 Series A Cumulative Convertible
     Exchangeable Preferred Stock                            --             --           273            --
     10% Convertible Junior Subordinated Debentures          --             --            --            --
                                                       --------       --------      --------     ---------
                                                             --             --           273            --
                                                       --------       --------      --------     ---------
  Numerator for diluted (loss) earnings per share--
     (loss) income from continuing operations
     available to common shareholders after assumed
     conversions                                       $(67,186)      $(90,500)     $734,340     $(180,956)
                                                       ========       ========      ========     =========
Denominator:
  Denominator for basic earnings per share --
     weighted average shares                             42,434         42,434        42,434        40,006
                                                       --------       --------      --------     ---------
  Effect of dilutive securities:
     $2.25 Series A Cumulative Convertible
     Exchangeable Preferred Stock                            --             --         8,562            --
     10% Convertible Junior Subordinated Debentures          --             --         4,136            --
                                                       --------       --------      --------     ---------
  Dilutive potential common shares                           --             --        12,698            --
                                                       --------       --------      --------     ---------
     Denominator for diluted (loss) earnings per
       share -- adjusted weighted average shares
       and assumed conversions                           42,434         42,434        55,132        40,006
                                                       ========       ========      ========     =========
     Basic (loss) earnings per share from
       continuing operations                           $  (1.58)      $  (2.13)     $  17.30     $   (4.52)
                                                       ========       ========      ========     =========
     Diluted (loss) earnings per share from
       continuing operations                           $  (1.58)      $  (2.13)     $  13.32     $   (4.52)
                                                       ========       ========      ========     =========

The calculations of basic and diluted loss per share have been based on the weighted average number of Company shares outstanding. The Predecessor Company warrants, options, $2.25 Preferred Stock and 10% Convertible Debentures have been omitted from the calculations for the 1996 and 1997 periods because they have an antidilutive effect on loss per share. For additional disclosures regarding such warrants, options, $2.25 Preferred Stock and 10% Convertible Debentures, see Notes 1, 11, 14 and 16. The warrants and options of the Successor Company have been omitted from the calculations for the 51 weeks ended December 30, 1998 because they have an antidilutive effect on loss per share.

NOTE 18 EXTRAORDINARY ITEMS

The implementation of the Plan resulted in the exchange of the Senior Subordinated Debentures and the 10% Convertible Debentures for 40 million shares of Common Stock and Warrants to purchase 4 million shares of Common Stock. The difference between the carrying value of such debt (including principal, accrued interest and deferred financing costs of $946.7 million, $74.9 million and $25.6 million, respectively) and the fair value of the Common Stock and Warrants resulted in a gain on debt adjustment of $612.8 million which was recorded as an extraordinary item.

On July 31, 1998 the Company extended to the holders of the Senior Notes an offer to purchase, on a pro rata basis, up to $100.0 million of the outstanding Senior Notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest (the "Net Proceeds Offer"). Such offer was extended pursuant to the terms of the indenture governing the Senior Notes (the "Indenture") which requires the Company to apply the Net Proceeds (as defined therein) from the sale of the Hardee's and Quincy's Business Segments (as defined in the Indenture) within 366 days of such sales to (1) an investment in another asset or business in the same line or similar line of business, (2) a net proceeds offer, as defined in the Indenture, or (3) the prepayment or repurchase of Senior Indebtedness (as defined), or any combination thereof as the Company may choose. The Net Proceeds Offer expired on August 31, 1998. Tendering holders had the option to withdraw their tenders during a 30-day period ending on September 30, 1998. At the close of the withdrawal period, $42.4 million of such securities were tendered and not withdrawn. Such securities, plus accrued and unpaid interest of $1.1 million, were retired on October 5, 1998 resulting in an extraordinary gain of $1.0 million.

NOTE 19 RELATED PARTY TRANSACTIONS

The Company recorded charges against income of approximately $1.3 million for the years ended December 31, 1996 and 1997 relative to financial advisory fees to a former shareholder.

During January 1997, the Company settled its employment and benefits arrangements with, and loan receivable from, a former officer previously scheduled to mature in November 1997. The Company received net proceeds of $8.2 million and recorded a net charge of approximately $3.5 million which is included in other nonoperating expenses in the accompanying Statement of Consolidated Operations for the year ended December 30, 1996.

Interest income for the loan receivable from the former officer for the year ended December 31, 1996 totaled $935,000.

NOTE 20 SEGMENT INFORMATION

Advantica operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products at restaurants operated by the Company, franchisees or licensees. The Company operates four restaurant concepts -- Denny's, Coco's, Carrows and El Pollo Loco -- and each concept is considered a reportable segment. The amounts reported for Coco's and Carrows reflect only the periods subsequent to the acquisition date of May 23, 1996. The "Corporate and other" segment consists primarily of the corporate headquarters. The corporate and other segment also includes the operating results of the Company's food processing operations for the year ended December 31, 1996.

Advantica evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization and charges for (recoveries of) restructuring and impairment ("EBITDA as defined"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 4. Intersegment transactions generally consist of sales of restaurant units or lease buyouts and are accounted for at fair value as if the sales were to unrelated third parties.

                                                          FISCAL YEAR ENDED         ONE WEEK     FIFTY-ONE
                                                     ---------------------------     ENDED      WEEKS ENDED
                                                     DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                         1996           1997          1998          1998
(In millions)                                        ------------   ------------   ----------   ------------
REVENUE
Denny's                                                $1,243.4       $1,193.3       $23.2        $1,156.0
Coco's                                                    163.7          280.0         4.9           255.4
Carrows                                                   131.4          212.5         3.5           184.0
El Pollo Loco                                             124.2          124.8         2.0           125.1
Corporate and other                                        19.8             --          --              --
                                                       --------       --------       -----        --------
  Total revenue for reportable segments                 1,682.5        1,810.6        33.6         1,720.5
Elimination of intersegment revenue                       (18.4)            --          --              --
                                                       --------       --------       -----        --------
Total consolidated revenue                             $1,664.1       $1,810.6       $33.6        $1,720.5
                                                       ========       ========       =====        ========

                                                          FISCAL YEAR ENDED         ONE WEEK     FIFTY-ONE
                                                     ---------------------------     ENDED      WEEKS ENDED
                                                     DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                         1996           1997          1998          1998
(In millions)                                        ------------   ------------   ----------   ------------
DEPRECIATION AND AMORTIZATION
Denny's                                                $  51.4        $  51.5        $  1.1       $ 169.8
Coco's                                                    10.3           16.6           0.3          41.8
Carrows                                                    8.2           13.0           0.2          33.5
El Pollo Loco                                              6.3            5.4            --          19.4
Corporate and other                                        5.1            6.6           0.1          21.4
                                                       -------        -------        ------       -------
Total consolidated depreciation and amortization       $  81.3        $  93.1        $  1.7       $ 285.9
                                                       =======        =======        ======       =======
EBITDA AS DEFINED
Denny's                                                $ 165.4        $ 171.6        $ 11.1       $ 173.3
Coco's                                                    18.5           35.0           0.8          37.2
Carrows                                                   14.9           26.6            --          23.4
El Pollo Loco                                             20.1           20.1          (0.1)         21.2
Corporate and other                                      (28.6)         (35.2)         (1.5)        (33.2)
                                                       -------        -------        ------       -------
  Total EBITDA as defined for reportable segments        190.3          218.1          10.3         221.9
Eliminate EBITDA as defined resulting from
  intersegment transactions                                 --             --            --          (3.3)
                                                       -------        -------        ------       -------
Total consolidated EBITDA as defined                     190.3          218.1          10.3         218.6
Depreciation and amortization expense                    (81.3)         (93.1)         (1.7)       (285.9)
Other charges:
  Interest expense, net                                 (177.2)        (164.9)         (2.6)       (114.1)
  Other, net                                              (1.1)          (4.6)          0.3          (1.4)
Reorganization items                                        --          (30.1)        714.2            --
                                                       -------        -------        ------       -------
Consolidated (loss) income from continuing
  operations before income taxes and extraordinary
  items                                                $ (69.3)       $ (74.6)       $720.5       $(182.8)
                                                       =======        =======        ======       =======

                                                          FISCAL YEAR ENDED         ONE WEEK     FIFTY-ONE
                                                     ---------------------------     ENDED      WEEKS ENDED
                                                     DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                         1996           1997          1998          1998
(In millions)                                        ------------   ------------   ----------   ------------
CAPITAL EXPENDITURES
Denny's                                                 $29.0          $43.1         $  --         $52.7
Coco's                                                    1.5            8.4            --           5.4
Carrows                                                   1.2            6.5            --           5.0
El Pollo Loco                                             2.4            5.1            --          11.9
Corporate and other                                       5.6            1.2           1.0           4.6
                                                        -----          -----         -----         -----
  Total capital expenditures for reportable
     segments                                            39.7           64.3           1.0          79.6
Elimination of intersegment capital expenditures           --             --            --          (2.5)
                                                        -----          -----         -----         -----
Total consolidated capital expenditures                 $39.7          $64.3         $ 1.0         $77.1
                                                        =====          =====         =====         =====

                                                              DECEMBER 31,   DECEMBER 30,
                                                                  1997           1998
(In millions)                                                 ------------   ------------
ASSETS
Denny's                                                         $  497.7       $1,021.0
Coco's                                                             226.5          205.7
Carrows                                                            145.0          153.1
El Pollo Loco                                                       73.5          148.8
Corporate and other                                                731.6          464.8
                                                                --------       --------
  Total assets for reportable segments                           1,674.3        1,993.4
Elimination of intersegment receivables                           (266.9)          (7.2)
                                                                --------       --------
Total consolidated assets                                       $1,407.4       $1,986.2
                                                                ========       ========

Information as to Advantica's operations in different geographical areas is as follows:

                                                          FISCAL YEAR ENDED         ONE WEEK     FIFTY-ONE
                                                     ---------------------------     ENDED      WEEKS ENDED
                                                     DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,
                                                         1996           1997          1998          1998
(In millions)                                        ------------   ------------   ----------   ------------
REVENUE
United States                                          $1,647.4       $1,793.0       $33.3        $1,705.3
Other                                                      16.7           17.7         0.3            15.2

Because a substantial portion of the Company's international revenue is derived from restaurants operated by franchisees and licensees, assets located outside the United States are not material.

NOTE 21 QUARTERLY DATA (UNAUDITED)

The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal and recurring nature. During the fourth quarter of 1997, the Company recorded a $5.8 million reduction in operating expenses resulting from various nonrecurring items consisting primarily of an insurance recovery. The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or an annual basis.

Selected consolidated financial data for each quarter within 1997, the one week ended January 7, 1998, the twelve weeks ended April 1, 1998 and the second, third and fourth quarters of 1998 are as follows:

                                                                         PREDECESSOR COMPANY
                                                              -----------------------------------------
                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
(In thousands, except per share data)                         --------   --------   --------   --------
Year Ended December 31, 1997:
Revenue:
  Company sales                                               $455,167   $431,664   $441,703   $420,253
  Franchise and license revenue                                 14,298     16,101     16,031     15,410
                                                              --------   --------   --------   --------
Total revenue                                                  469,465    447,765    457,734    435,663
Total costs and expenses                                       449,598    413,184    423,454    399,392
                                                              --------   --------   --------   --------
Operating income                                              $ 19,867   $ 34,581   $ 34,280   $ 36,271
                                                              ========   ========   ========   ========
Loss before extraordinary items                               $(51,728)  $(32,271)  $(17,759)  $(32,692)
Basic and diluted net loss per share before extraordinary
  items                                                          (1.30)     (0.84)     (0.50)     (0.86)
Net loss                                                       (51,728)   (32,271)   (17,759)   (32,692)

                                                    PREDECESSOR
                                                      COMPANY                  SUCCESSOR COMPANY
                                                    ------------   ------------------------------------------
                                                        ONE         TWELVE
                                                        WEEK         WEEKS
                                                       ENDED         ENDED
                                                     JANUARY 7,    APRIL 1,     SECOND     THIRD      FOURTH
                                                        1998         1998      QUARTER    QUARTER    QUARTER
(In thousands, except per share data)               ------------   ---------   --------   --------   --------
Year Ended December 30, 1998:
Revenue:
  Company sales                                      $  31,986     $371,747    $423,160   $438,311   $420,874
  Franchise and license revenue                          1,629       13,996      16,933     17,403     18,101
                                                     ---------     --------    --------   --------   --------
Total revenue                                           33,615      385,743     440,093    455,714    438,975
Total costs and expenses                                24,955      400,306     460,633    463,260    463,592
                                                     ---------     --------    --------   --------   --------
Operating income (loss)                              $   8,660     $(14,563)   $(20,540)  $ (7,546)  $(24,617)
                                                     =========     ========    ========   ========   ========
Income (loss) before extraordinary items             $ 782,073     $(43,080)   $(53,290)  $(36,540)  $(49,553)
Basic net income (loss) per share before
  extraordinary items                                    18.43        (1.08)      (1.33)     (0.91)     (1.24)
Diluted net income (loss) per share before
  extraordinary items                                    14.19        (1.08)      (1.33)     (0.91)     (1.24)
Net income (loss)                                    1,394,918      (43,080)    (53,290)   (36,540)   (48,509)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADVANTICA RESTAURANT GROUP, INC.

                                         By:       /s/ RHONDA J. PARISH
                                          --------------------------------------
                                                     Rhonda J. Parish
                                                (Executive Vice President,
                                              General Counsel and Secretary)

                                         Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
                      ---------                                         -----                         ----

                /s/ JAMES B. ADAMSON                   Director, Chairman, President, and Chief  March 30, 1999
-----------------------------------------------------    Executive Officer (Principal Executive
                 (James B. Adamson)                      Officer)

               /s/ RONALD B. HUTCHISON                 Executive Vice President and Chief        March 30, 1999
-----------------------------------------------------    Financial Officer (Principal Financial
                (Ronald B. Hutchison)                    and Accounting Officer)

                 /s/ ROBERT H. ALLEN                   Director                                  March 30, 1999
-----------------------------------------------------
                  (Robert H. Allen)

               /s/ RONALD E. BLAYLOCK                  Director                                  March 30, 1999
-----------------------------------------------------
                (Ronald E. Blaylock)

                /s/ VERA KING FARRIS                   Director                                  March 30, 1999
-----------------------------------------------------
                 (Vera King Farris)

                /s/ JAMES J. GAFFNEY                   Director                                  March 30, 1999
-----------------------------------------------------
                 (James J. Gaffney)

                  /s/ IRWIN N. GOLD                    Director                                  March 30, 1999
-----------------------------------------------------
                   (Irwin N. Gold)

                 /s/ ROBERT E. MARKS                   Director                                  March 30, 1999
-----------------------------------------------------
                  (Robert E. Marks)

                /s/ CHARLES F. MORAN                   Director                                  March 30, 1999
-----------------------------------------------------
                 (Charles F. Moran)

              /s/ ELIZABETH A. SANDERS                 Director                                  March 30, 1999
-----------------------------------------------------
               (Elizabeth A. Sanders)

               /s/ DONALD R. SHEPHERD                  Director                                  March 30, 1999
-----------------------------------------------------
                (Donald R. Shepherd)