Form 10-Q
period 1999-03-31
ADVANTICA RESTAURANT GROUP INC
filed 1999-05-14
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___________ to __________

Commission file number                0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3487402
----------------------------------            ----------------------------------
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

                            Yes [X]       No [ ]

As of May 14, 1999, 40,025,207 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc
Statements of Consolidated Operations
(Unaudited)


                                                                    SUCCESSOR COMPANY          PREDECESSOR COMPANY
                                                                Quarter         Twelve Weeks        One Week
                                                                 Ended             Ended              Ended
                                                             March 31, 1999    April 1, 1998     January 7, 1998
                                                             --------------    -------------     ---------------
(In thousands, except per share amounts)
 Revenue:
   Company restaurant sales                                   $   398,831      $   371,747         $    31,986
   Franchise and licensing revenue                                 17,804           13,996               1,629
                                                              -----------      -----------         -----------
      Total operating revenue                                     416,635          385,743              33,615
                                                              -----------      -----------         -----------
Cost of company restaurant sales:
   Product costs                                                  109,632           98,700               8,638
   Payroll and benefits                                           148,501          136,422              12,577
   Occupancy                                                       21,831           22,137               1,155
   Other operating expenses                                        68,867           63,697               5,248
                                                              -----------      -----------         -----------
      Total costs of company restaurant sales                     348,831          320,956              27,618
Franchise restaurant costs                                         10,025            6,660                 983
General and administrative expenses                                23,025           17,139               2,323
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                34,734           34,272                --
Depreciation and other amortization                                34,783           24,397               1,684
Gains on refranchising and other, net                              (3,174)          (3,118)             (7,653)
                                                              -----------      -----------         -----------
      Total operating costs and expenses                          448,224          400,306              24,955
                                                              -----------      -----------         -----------
Operating (loss) income                                           (31,589)         (14,563)              8,660
                                                              -----------      -----------         -----------
Other expenses:
   Interest expense, net (contractual interest for the
      one week ended January 7, 1998 is $4,795)                    29,276           26,668               2,669
   Other nonoperating expenses (income), net                        1,155              975                (313)
                                                              -----------      -----------         -----------
      Total other expenses, net                                    30,431           27,643               2,356
                                                              -----------      -----------         -----------
(Loss) income before reorganization items and taxes               (62,020)         (42,206)              6,304
Reorganization items                                                 --               --              (714,207)
                                                              -----------      -----------         -----------
(Loss) income before taxes                                        (62,020)         (42,206)            720,511
(Benefit from) provision for income taxes                            (340)             619             (13,829)
                                                              -----------      -----------         -----------
(Loss) income from continuing operations                          (61,680)         (42,825)            734,340
Discontinued operations:
   Reorganization items of discontinued operations, net
      of income tax provision of $7,509                              --               --                48,887
   Loss from operations of discontinued operations, net
      of applicable income tax benefit of: 1998 -- $0                --               (255)             (1,154)
                                                              -----------      -----------         -----------
(Loss) income before extraordinary items                          (61,680)         (43,080)            782,073
Extraordinary items                                                  --               --              (612,845)
                                                              -----------      -----------         -----------
Net (loss) income                                                 (61,680)         (43,080)          1,394,918
Dividends on preferred stock                                         --               --                  (273)
                                                              -----------      -----------         -----------
Net (loss) income applicable to common shareholders           $   (61,680)     $   (43,080)        $ 1,394,645
                                                              ===========      ===========         ===========

                             See accompanying notes

Advantica Restaurant Group, Inc
Statements of Consolidated Operations
(Unaudited)


                                                                    SUCCESSOR COMPANY          PREDECESSOR COMPANY
                                                                Quarter         Twelve Weeks        One Week
                                                                 Ended             Ended              Ended
                                                             March 31, 1999    April 1, 1998     January 7, 1998
                                                             --------------    -------------     ---------------
(In thousands, except per share amounts)
Per share amounts applicable to common shareholders:
Basic earnings per share:
   (Loss) income from continuing operations                     $   (1.54)     $    (1.07)         $    17.30
   (Loss) income from discontinued operations, net                    --             (.01)               1.13
                                                                ---------      ----------          ----------
   (Loss) income before extraordinary items                         (1.54)          (1.08)              18.43
   Extraordinary items                                                --              --                14.44
                                                                ---------      ----------          ----------
   Net (loss) income                                            $   (1.54)     $    (1.08)         $    32.87
                                                                =========      ==========          ==========

   Average outstanding shares                                      40,020          40,000              42,434
                                                                =========      ==========          ==========

Diluted earnings per share:
   (Loss) income from continuing operations                     $   (1.54)     $    (1.07)         $    13.32
   (Loss) income from discontinued operations, net                    --             (.01)               0.87
                                                                ---------      ----------          ----------
   (Loss) income before extraordinary items                         (1.54)          (1.08)              14.19
   Extraordinary items                                                --              --                11.11
                                                                ---------      ----------          ----------
   Net (loss) income                                            $   (1.54)     $    (1.08)         $    25.30
                                                                =========      ==========          ==========

   Average outstanding shares and equivalent common shares,
     unless antidilutive                                           40,020          40,000              55,132
                                                                =========      ==========          ==========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                     March 31, 1999   December 30, 1998
                                                                     --------------   -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                           $  146,914        $  224,768
   Receivables, less allowance for doubtful accounts of:
      1999 --$4,220; 1998 -- $4,316                                        19,749            18,461
   Inventories                                                             16,685            17,239
   Other                                                                   16,309            15,860
   Restricted investments securing in-substance defeased debt              19,025            19,025
                                                                       ----------        ----------
                                                                          218,682           295,353
                                                                       ----------        ----------

Property                                                                  841,988           817,234
Less accumulated depreciation                                             152,675           123,921
                                                                       ----------        ----------
                                                                          689,313           693,313
                                                                       ----------        ----------

Other Assets:
   Reorganization value in excess of amounts allocable to
      identifiable assets, net of accumulated amortization of:
      1999 -- $174,533; 1998 -- $139,799                                  523,879           558,961
   Other intangible assets, net of accumulated amortization of:
      1999 -- $17,287; 1998 -- $14,202                                    225,220           217,587
   Deferred financing costs, net                                           22,612            24,913
   Other                                                                   36,561            39,360
   Restricted investments securing in-substance defeased debt             158,802           156,721
                                                                       ----------        ----------
                                                                       $1,875,069        $1,986,208
                                                                       ==========        ==========


Liabilities
Current Liabilities:
   Current maturities of notes and debentures                          $   24,801        $   17,835
   Current maturities of capital lease obligations                         17,455            17,654
   Current maturities of in-substance defeased debt                        12,183            12,183
   Accounts payable                                                       100,206           102,405
   Accrued salaries and vacations                                          44,369            51,234
   Accrued insurance                                                       29,132            32,698
   Accrued taxes                                                           18,140            20,235
   Accrued interest                                                        28,264            44,837
   Other                                                                   91,330            92,384
                                                                       ----------        ----------
                                                                          365,880           391,465
                                                                       ----------        ----------
Long-Term Liabilities:
   Notes and debentures, less current maturities                          889,007           912,699
   Capital lease obligations, less current maturities                      82,305            76,740
   In-substance defeased debt, less current maturities                    164,576           166,579
   Deferred income taxes                                                    4,694             5,400
   Liability for self-insured claims                                       43,215            44,442
   Other noncurrent liabilities and deferred credits                      151,028           152,839
                                                                       ----------        ----------
                                                                        1,334,825         1,358,699
                                                                       ----------        ----------
Total liabilities                                                       1,700,705         1,750,164
                                                                       ----------        ----------
Shareholders' Equity                                                      174,364           236,044
                                                                       ----------        ----------
                                                                       $1,875,069        $1,986,208
                                                                       ==========        ==========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)

                                                                    SUCCESSOR COMPANY          PREDECESSOR COMPANY
                                                                Quarter         Twelve Weeks        One Week
                                                                 Ended             Ended              Ended
                                                             March 31, 1999    April 1, 1998     January 7, 1998
                                                             --------------    -------------     ---------------
(In thousands)

Cash Flows from Operating Activities:
Net (loss) income                                             $   (61,680)     $   (43,080)        $ 1,394,918
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                      34,734           34,272                --
   Depreciation and other amortization                             34,783           24,397               1,684
   Amortization of deferred gains                                  (2,844)          (3,146)               (218)
   Amortization of deferred financing costs                         1,913            1,336                 111
   Deferred income tax benefit                                       (750)            (278)            (13,856)
   Gains on refranchising and other, net                           (3,174)          (3,118)             (7,653)
   Equity in (income) loss from discontinued operations, net          --               255             (47,733)
   Amortization of debt premium                                    (3,739)             --                  --
   Noncash reorganization items                                       --               --             (714,550)
   Extraordinary items                                                --               --             (612,845)
   Other                                                              (48)          (1,965)               (333)
Changes in Assets and Liabilities Net of Effects of
   Acquisition and Dispositions:
   Decrease (increase) in assets:
      Receivables                                                     (38)          12,055              (2,054)
      Inventories                                                     417             (401)                237
      Other current assets                                         (1,135)          (3,853)              2,457
      Assets held for sale                                            --            (9,656)              1,488
      Other assets                                                   (774)          23,065              (1,049)
   Increase (decrease) in liabilities:
      Accounts payable                                             (2,199)         (12,311)             (5,534)
      Accrued salaries and vacations                               (6,864)         (14,732)              6,199
      Accrued taxes                                                (2,103)          (4,250)               (894)
      Other accrued liabilities                                   (23,779)           3,904               9,562
      Other noncurrent liabilities and deferred credits              (124)           2,295              (1,302)
                                                              -----------       ----------          ----------
Net cash flows (used in) from operating activities                (37,749)           4,789               8,635
                                                              -----------       ----------          ----------

Cash Flows from Investing Activities:
   Purchase of property                                           (12,698)          (8,085)                 (1)
   Acquisition of restaurant units                                (10,853)             --                  --
   Proceeds from disposition of property                            3,016              --                7,255
   (Advances to) receipts from discontinued operations, net           --            (1,107)                647
   Proceeds from sale of discontinued operation, net                  --           379,457                 --
   Purchase of investments securing in-substance defeased
       debt                                                           --          (201,713)                --
   Other long-term assets, net                                        --            (1,611)                --
                                                              -----------       ----------          ----------
Net cash flows (used in) provided by investing activities         (20,535)         166,941               7,901
                                                              -----------       ----------          ----------

                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)


                                                                    SUCCESSOR COMPANY          PREDECESSOR COMPANY
                                                                Quarter         Twelve Weeks        One Week
                                                                 Ended             Ended              Ended
                                                             March 31, 1999     April 1, 1998    January 7, 1998
                                                             --------------     -------------    ----------------
(In thousands)
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                     $     7,200      $      --           $     --
   Long-term debt payments                                        (26,420)          (2,221)            (6,891)
   Deferred financing costs                                          --               --               (4,971)
   Debt transaction costs                                            (350)            --                 --
                                                              -----------      -----------         ----------
Net cash flows used in financing activities                       (19,570)          (2,221)           (11,862)
                                                              -----------      -----------         ----------

Increase (decrease) in cash and cash equivalents                  (77,854)         169,509              4,674
Cash and Cash Equivalents at:
   Beginning of period                                            224,768           58,753             54,079
                                                              -----------      -----------         ----------
   End of period                                              $   146,914      $   228,262         $   58,753
                                                              ===========      ===========         ==========



                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

Note 1.  GENERAL

Advantica Restaurant Group, Inc. ("Advantica" or, together with its subsidiaries including precedessors, the "Company"), through its wholly-owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. ("FRD") (and their respective subsidiaries), owns and operates the Denny's, Coco's, Carrows, and El Pollo Loco restaurant brands. On April 1, 1998, the Company consummated the sale of Flagstar Enterprises, Inc. ("FEI"), the wholly-owned subsidiary which had operated Hardee's restaurants under licenses from Hardee's Food Systems. In addition, on June 10, 1998, the Company consummated the sale of Quincy's Restaurants, Inc. ("Quincy's"), the wholly-owned subsidiary which had operated the Company's Quincy's Family Steakhouse restaurants.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 to reflect FEI and Quincy's as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI") and Flagstar Corporation ("Flagstar") emerged from proceedings under Chapter 11 of Title 11 of the United States Code pursuant to FCI's and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar, a wholly-owned subsidiary of FCI, merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, Denny's Holdings, Inc. and FRD (and their respective subsidiaries), did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 30, 1998 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 1998 Annual Report on Form 10-K. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1999.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  FRESH START REPORTING

As of the Effective Date of the Plan, Advantica adopted fresh start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Fresh start reporting assumes that a new reporting entity has been created and requires assets and liabilities to be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations." In conjunction with the revaluation of assets and liabilities, a reorganization value for the Company was determined which generally approximated the fair value of the Company before considering debt and approximated the amount a buyer would pay for the assets of the Company after reorganization. Under fresh start reporting, the reorganization value of the Company was allocated to the Company's assets and the portion of the reorganization value which was not attributable to specific tangible or identified intangible assets of the Company has been reported as "reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization" in the accompanying Consolidated Balance Sheets. Advantica is amortizing such amount over a five-year period. All financial statements for any period subsequent to the Effective Date are referred to as

"Successor Company" statements, as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

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

Subsequent to the first quarter of 1998, the Company substantially completed valuation studies performed in connection with the revaluation of its assets and liabilities in accordance with fresh start reporting.

Note 3.  ACQUISITION

In March 1999, Denny's, Inc. ("Denny's"), a wholly-owned subsidiary of the Company, purchased 30 operating restaurants in western New York from Perk Development Corp., a former franchisee of Perkins Family Restaurants, L.P. The acquisition of the units has been accounted for under the purchase method of accounting. The purchase price of approximately $24.7 million, consisting of cash of approximately $10.9 million and capital leases and other liabilities assumed of approximately $13.8 million, exceeded the estimated fair value of the restaurants' identifiable assets by approximately $9.5 million. Denny's took possession of the restaurants on March 1, 1999. By March 8, 1999, 26 units were opened as Company-owned restaurants and one unit was reopened as a refranchised restaurant. The remaining units remained closed and are being evaluated for ultimate reopening or disposition.

Note 4.  REPURCHASE OF SENIOR NOTES

In March 1999, the Company repurchased $20 million aggregate principal amount of its 11 1/4% Senior Notes due 2008 (the "Senior Notes") for approximately $20.8 million, including approximately $469,000 of accrued interest. The repurchase of the notes resulted in an immaterial gain.

Note 5.  NEW FRI-M CREDIT FACILITY

On May 14, 1999, FRI-M Corporation ("FRI-M"), a wholly-owned subsidiary of FRD, and certain of its operating subsidiaries entered into a new credit agreement with The Chase Manhattan Bank ("Chase") and Credit Lyonnais New York Branch ("Credit Lyonnais") and other lenders named therein and thereby established a $70 million Senior Secured Credit Facility (the "New FRI-M Credit Facility") to replace the bank facility previously in effect for the Company's Coco's and Carrows operations (the "FRI-M Credit Facility") which was scheduled to mature in August 1999. The New FRI-M Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003.

Note 6.  COMPREHENSIVE INCOME

The Company's comprehensive income for the quarter ended March 31, 1999, the twelve weeks ended April 1, 1998, and the one week ended January 7, 1998 is as follows:

                                                                    SUCCESSOR COMPANY          PREDECESSOR COMPANY
                                                                Quarter         Twelve Weeks        One Week
                                                                 Ended             Ended              Ended
                                                             March 31, 1999    April 1, 1998     January 7, 1998
                                                             --------------    -------------     ---------------
(In thousands)
Net (loss) income, excluding adjustments for
  reorganization and fresh start reporting                    $  (61,680)      $   (43,080)        $   (3,087)
Other comprehensive income:
  Foreign currency translation adjustment                             (9)             --                 --
                                                              ----------       -----------         ----------
Comprehensive income                                          $  (61,689)      $   (43,080)        $   (3,087)
                                                              ==========       ===========         ==========

Note 7.  EARNINGS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The following table sets forth the computation of basic and diluted loss per share:


                                                                    SUCCESSOR COMPANY          PREDECESSOR COMPANY
                                                                Quarter         Twelve Weeks        One Week
                                                                 Ended             Ended              Ended
                                                             March 31, 1999    April 1, 1998     January 7, 1998
                                                             --------------    -------------     ---------------
(In thousands, except per share amounts)
Numerator:
   (Loss) income from continuing operations                   $   (61,680)     $    (42,825)       $  734,340
   Preferred stock dividends                                         --                --                (273)
                                                              -----------      ------------        ----------
   Numerator for basic (loss) earnings per share --
      (loss) income from continuing operations
      available to common shareholders                            (61,680)          (42,825)          734,067
                                                              -----------      ------------        ----------
      Effect of dilutive securities:
         $2.25 Series A Cumulative Convertible
            Exchangeable Preferred Stock                             --                --                 273
         10% Convertible Junior Subordinated Debentures              --                --                --
                                                              -----------      ------------        ----------
                                                                     --                --                 273
                                                              -----------      ------------        ----------
   Numerator for diluted (loss) earnings per share --
      (loss) income from
      continuing operations available to common shareholders
      after assumed conversions                               $   (61,680)     $    (42,825)       $  734,340
                                                              ===========      ============        ==========

Denominator:
   Denominator for basic earnings per share --
      weighted average shares                                      40,020            40,000            42,434
                                                              -----------      ------------        ----------
      Effect of dilutive securities:
         $2.25 Series A Cumulative Convertible
            Exchangeable Preferred Stock                             --                --               8,562
         10% Convertible Junior Subordinated Debentures              --                --               4,136
                                                              -----------      ------------        ----------
   Dilutive potential common shares                                  --                --              12,698
                                                              -----------      ------------        ----------
      Denominator for diluted (loss) earnings per
        share -- adjusted weighted average shares and
        assumed conversions                                        40,020            40,000            55,132
                                                              ===========      ============        ==========
Basic (loss) earnings per share from
   continuing operations                                      $     (1.54)     $      (1.07)       $    17.30
                                                              ===========      ============        ==========
Diluted (loss) earnings per share from
   continuing operations                                      $     (1.54)     $      (1.07)       $    13.32
                                                              ===========      ============        ==========


The calculations of basic and diluted loss per share have been based on the weighted average number of Company shares outstanding. Because of the loss from continuing operations for the twelve weeks ended April 1, 1998 and the quarter ended March 31, 1999, warrants and options of the Successor Company have been omitted from the calculation of weighted average dilutive shares for those periods.

Note 8.  SEGMENT INFORMATION

The Company operates four restaurant concepts -- Denny's, Coco's, Carrows and El Pollo Loco -- and each concept is considered a reportable segment. The "Corporate and other" segment consists primarily of corporate operations.

Advantica evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization and charges for (recoveries of) restructuring and impairment ("EBITDA as defined").


                                               Quarter       Twelve Weeks      One Week
                                                Ended           Ended           Ended
                                            March 31, 1999   April 1, 1998  January 7, 1998
                                            --------------   -------------  ---------------
(In millions)
REVENUE
Denny's                                        $  288.5         $  254.2         $   23.2
Coco's                                             54.8             60.5              4.9
Carrows                                            40.2             42.9              3.5
El Pollo Loco                                      32.4             28.1              2.0
Corporate and other                                 0.7              --               --
                                               --------         --------         --------
Total consolidated revenue                     $  416.6         $  385.7         $   33.6
                                               ========         ========         ========


EBITDA AS DEFINED
Denny's                                        $   35.6         $   33.2         $   11.1
Coco's                                              5.5              7.4              0.8
Carrows                                             2.5              4.4              --
El Pollo Loco                                       4.2              5.1             (0.1)
Corporate and other                                (9.9)            (6.0)            (1.5)
                                               --------         --------         --------
   Total consolidated EBITDA as defined            37.9             44.1             10.3
Depreciation and amortization expense             (69.5)           (58.7)            (1.7)
Other charges:
   Interest expense, net                          (29.3)           (26.6)            (2.6)

   Other - net                                     (1.1)            (1.0)             0.3
Reorganization items                                --               --             714.2
                                               --------          -------         --------
Consolidated (loss) income from
   continuing operations before income
   taxes and extraordinary items               $  (62.0)        $  (42.2)        $  720.5
                                               ========         ========         ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of March 31, 1999 and the results of operations for the quarter ended March 31, 1999 as compared to the twelve weeks ended April 1, 1998 and one week ended January 7, 1998. For purposes of providing a meaningful comparison of the Company's quarterly operating performance, the following discussion and presentation of the results of operations for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 will be combined and referred to as the quarter ended April 1, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica and its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; the ability of the Company to mitigate the impact of the Year 2000 issue successfully; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis of Financial Condition and Result of Operations and in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended December 30, 1998.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED APRIL 1, 1998

The Company's CONSOLIDATED REVENUE for the first quarter of 1999 decreased $2.7 million (0.6%) compared with the 1998 comparable quarter. Company restaurant sales decreased $4.9 million primarily due to a net decrease in Company-owned restaurants, partially offset by higher sales in Denny's and El Pollo Loco ("EPL"). Franchisee and licensing revenue increased $2.2 million, primarily attributable to a 118-unit increase in franchised and licensed units. Denny's reported revenue increases, reflecting positive same-store sales growth and increased franchise revenue in the quarter. EPL also reported growth in revenue due to the addition of both Company-owned and franchised units and same-store sales growth. The revenue growth at Denny's and EPL was offset, however, by lower revenue at Coco's and Carrows, where fewer Company-owned units and lower same-store sales resulted in 16.2% and 13.4% declines in revenue, respectively.

CONSOLIDATED OPERATING EXPENSES for the first quarter of 1999 increased $23.0 million (5.4%) compared to the 1998 comparable quarter. Excluding the impact of a $7.6 million decrease in refranchising and real estate transaction gains, operating expenses increased $15.4 million. This increase includes an $8.7 million increase in depreciation and other amortization over the prior year quarter relating to the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed subsequent to the first quarter of 1998 and resulted in an increase in depreciation and other amortization expense being recorded in subsequent quarters. Product costs increased $2.3 million primarily due to increased sales volumes at Denny's and EPL coupled with slightly higher food costs related to promotions implemented during the quarter. The increase in product costs is offset by the effect of a net decrease of 49 Company-owned restaurants. General and administrative expenses increased $3.6 million, primarily reflecting increased costs related to the Company's Year 2000 remediation efforts and increased transition costs related to the reopening of the acquired Perkins units in the current year quarter. The comparability of general and administrative expenses is also affected by the recognition of a $1.4 million insurance recovery in the prior year quarter.

EBITDA AS DEFINED, which is defined by the Company as operating income before depreciation, amortization and charges for restructuring and impairment, is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

The Company's consolidated EBITDA as defined decreased $16.5 million (30.3%) in the first quarter of 1999 as compared to the 1998 comparable quarter. This decrease is a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

CONSOLIDATED OPERATING INCOME for the first quarter of 1999 decreased $25.7 million compared to the 1998 comparable quarter as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $29.3 million during the first quarter of 1999, remaining flat compared to the first quarter of 1998. Excluding the impact of $3.5 million of interest expense allocated to discontinued operations for the prior year quarter, interest expense, net, decreased $3.4 million. This decrease in interest expense, net, resulted from a $2.0 million increase in interest income over the prior year quarter from interest earned on the remaining cash proceeds from the sale of FEI and Quincy's and from the lower debt balances in the current year quarter.

REORGANIZATION ITEMS recorded in the one week ended January 7, 1998 include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the consolidated financial statements included herein.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended March 31,1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 0.5% for the quarter ended March 31, 1999 compared to an income tax provision of approximately 1.5% for the twelve weeks ended April 1, 1998. The benefit from income taxes from continuing operations for the one-week period ended January 7, 1998 of approximately $13.8 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $1.3 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting.

The EXTRAORDINARY ITEM recorded in the one week ended January 7, 1998 relates to the implementation of the Plan which resulted in the exchange of the Company's Senior Subordinated Debentures and 10% Convertible Debentures previously outstanding for 40 million shares of common stock of Advantica and warrants to purchase an additional 4 million shares of Advantica common stock. The difference between the carrying value of such debt (including principal, accrued interest and deferred financing costs) and the fair value of the common stock and warrants resulted in a gain on debt extinguishment of $612.8 million which was recorded as an extraordinary item.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 to reflect FEI and Quincy's as DISCONTINUED OPERATIONS in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of the discontinued operations for the twelve weeks ended April 1, 1998 and the one week ended January 7, 1998 were $162.4 million and $6.6 million and $12.7 million and $0.1 million, respectively.

NET LOSS was $61.7 million for the quarter ended March 31, 1999 compared to net income of $1.4 billion for the quarter ended April 1, 1998, primarily as a result of the adoption of fresh start reporting and the extraordinary gain recorded in the prior year quarter.

Restaurant Operations:

The table below summarizes restaurant unit activity for the quarter ended March 31, 1999.


                              Ending           Units         Units          Net          Ending         Ending
                               Units          Opened/        Sold/         Units          Units          Units
                             12/30/98        Acquired       Closed      Refranchised     3/31/99        4/1/98
                             --------        --------       ------      ------------     -------        ------
Denny's
   Company-owned units           878            26             (4)            (6)           894           877
   Franchised units              825            16             (7)             6            840           763
   Licensed units                 18            --             --             --             18            18
                              ------        ------         ------         ------         ------        ------
                               1,721            42            (11)            --          1,752         1,658

Coco's
   Company-owned units           150            --             --             --            150           176
   Franchised units               31             2             --             --             33            18
   Licensed units                300            --             (2)            --            298           295
                              ------        ------         ------         ------         ------        ------
                                 481             2             (2)            --            481           489

Carrows
   Company-owned units           123            --             (1)            --            122           139
   Franchised units               26            --             --             --             26            16
                              ------        ------         ------         ------         ------        ------
                                 149            --             (1)            --            148           155

El Pollo Loco
   Company-owned units           100             1             --              1            102            99
   Franchised units              161             2             (1)            (1)           161           148
   Licensed units                  4            --             --             --              4             4
                              ------        ------         ------         ------         ------        ------
                                 265             3             (1)            --            267           251
                              ------        ------         ------         ------         ------        ------
                               2,616            50            (18)            --          2,648         2,553
                              ======        ======         ======         ======         ======        ======


DENNY'S

                                                                                   Quarter Ended                             %
                                                                         March 31, 1999        April 1, 1998     Increase/(Decrease)
                                                                         --------------        -------------     -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                      $   491.2            $     456.0              7.7
                                                                           =========            ===========

Net company sales                                                          $   275.3            $     265.7              3.6
Franchise and licensing revenue                                                 13.2                   11.7             12.8
                                                                           ---------            -----------
   Total revenue                                                               288.5                  277.4              4.0
                                                                           ---------            -----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                          20.2                   18.2             11.0
   Other                                                                       275.1                  249.6             10.2
                                                                           ---------            -----------
   Total operating expenses                                                    295.3                  267.8             10.3
                                                                           ---------            -----------
Operating (loss) income                                                    $    (6.8)           $       9.6               NM
                                                                           =========            ===========

EBITDA as defined                                                         $     35.6            $      44.3            (19.6)

Average unit sales:
   Company-owned                                                             313,800                302,900              3.6
   Franchise                                                                 264,241                253,500              4.2

Same-store sales increase/(decrease) (Company-owned)                            3.6%                 (2.9%)

NM = Not Meaningful


Denny's NET COMPANY SALES for the first quarter of 1999 increased $9.6 million (3.6%) compared to the prior year quarter. The increase reflects an increase in same-store sales which was driven primarily by a higher guest check average. The average guest check increased as a result of the menu mix gains from the successful promotion of higher-priced menu items. The increase in net company sales also reflects the additional sales from 26 of the Perkins restaurants acquired in March 1999. FRANCHISE AND LICENSING REVENUE increased $1.5 million (12.8%), primarily attributable to a net increase of 77 franchised units over the prior year quarter.

Denny's OPERATING EXPENSES increased $27.5 million (10.3%) compared to the prior year quarter. Excluding the impact of a $7.5 million decrease in refranchising and real estate gains, operating expenses increased $20.0 million. This increase is primarily the result of increased sales volume, increased food costs and an increase in depreciation and other amortization. Higher food costs for the current year quarter resulted from a shift in the menu mix to higher cost items such as skillet dinners and from increased produce costs. Additionally, increased labor costs and general administrative expenses resulted from additional transition costs related to the reopening of the acquired Perkins restaurants. The increase in depreciation and other amortization relates to the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed subsequent to the first quarter of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent quarters.

EBITDA AS DEFINED decreased $8.7 million (19.6%) in the first quarter of 1999 compared to the first quarter of 1998 as a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

Denny's OPERATING INCOME for the 1999 quarter decreased $16.4 million compared to the prior year quarter as a result of the factors noted above.

COCO'S

                                                                                   Quarter Ended                         %
                                                                         March 31, 1999        April 1, 1998     Increase/(Decrease)
                                                                         --------------        -------------     -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                     $       63.5          $       69.9            (9.2)
                                                                          ============          ============

Net company sales                                                         $       53.4          $       64.3           (17.0)
Franchise and licensing revenue                                                    1.4                   1.1            27.3
                                                                          ------------          ------------
   Total revenue                                                                  54.8                  65.4           (16.2)
                                                                          -------------         ------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
       allocable to identifiable assets                                            5.3                   5.2             1.9
   Other                                                                          54.0                  61.0           (11.5)
                                                                          ------------           -----------
   Total operating expenses                                                       59.3                  66.2           (10.4)
                                                                          ------------           -----------
Operating loss                                                            $       (4.5)          $      (0.8)             NM
                                                                          ============           ===========

EBITDA as defined                                                         $        5.5           $       8.2           (32.9)

Average unit sales:
   Company-owned                                                               358,000               364,900            (1.9)
   Franchised                                                                  311,400               327,100            (4.8)

Same-store sales decrease (Company-owned)                                        (7.8%)                (0.2%)

NM = Not Meaningful


Coco's NET COMPANY SALES for the first quarter of 1999 decreased $10.9 million (17.0%) compared to the prior year quarter. The decrease reflects a 26-unit decrease in Company-owned restaurants and a decrease in same-store sales. The decrease in same-store sales resulted primarily from a decline in customer traffic. FRANCHISE AND LICENSING REVENUE increased $0.3 million (27.3%) primarily attributable to a net increase of 15 franchised units over the prior year quarter.

Coco's OPERATING EXPENSES decreased $6.9 million (10.4%) compared to the prior year quarter, primarily reflecting a 26-unit decrease in Company-owned restaurants. The decrease in operating expenses related to fewer units is partially offset by higher food costs resulting from value-priced promotions and changes in menu mix and by an increase in depreciation and other amortization relating to the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed subsequent to the first quarter of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent quarters.

EBITDA AS DEFINED decreased $2.7 million (32.9%) in the first quarter of 1999 compared to the first quarter of 1998 as a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

Coco'S OPERATING INCOME for the 1999 quarter decreased $3.7 million compared to the prior year quarter as a result of the factors noted above.

CARROWS

                                                                                   Quarter Ended                         %
                                                                         March 31, 1999        April 1, 1998     Increase/(Decrease)
                                                                         --------------        -------------     -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                       $     46.4          $       50.2            (7.6)
                                                                            ==========          ============

Net company sales                                                           $     39.6          $       46.0           (13.9)
Franchise and licensing revenue                                                    0.6                   0.4            50.0
                                                                            ----------          ------------
   Total revenue                                                                  40.2                  46.4           (13.4)
                                                                            ----------          ------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                                              4.5                   4.1             9.8
   Other                                                                          41.1                  44.9            (8.5)
                                                                            ----------          ------------
   Total operating expenses                                                       45.6                  49.0            (6.9)
                                                                            ----------          ------------
Operating loss                                                              $     (5.4)         $       (2.6)             NM
                                                                            ==========          ============

EBITDA as defined                                                           $      2.5          $        4.4           (43.2)

Average unit sales:
Company-owned                                                                  327,200               327,900            (0.2)
Franchise                                                                      263,400               284,200            (7.3)

Same-store sales decrease (Company-owned)                                       (3.6%)                (1.4%)

NM = Not Meaningful


Carrows' NET COMPANY SALES for the first quarter of 1999 decreased $6.4 million (13.9%) compared to the prior year quarter. The decrease reflects a 17-unit decrease in Company-owned restaurants and a decrease in same-store sales. The decrease in same-store sales is primarily due to a decrease in average guest check, somewhat offset by increased customer traffic. FRANCHISE AND LICENSING REVENUE increased $0.2 million, primarily attributable to a net increase of 10 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES decreased $3.4 million (6.9%) compared to the prior year quarter, primarily reflecting a 17-unit decrease in Company-owned restaurants. The decrease in operating expenses related to fewer units is partially offset by higher food and labor costs as a result of value-priced promotions implemented during the quarter. The increase in food costs is balanced by an improvement in underlying operating expenses resulting from product re-engineering. The decrease in expenses is also offset by an increase in depreciation and other amortization relating to the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed subsequent to the first quarter of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent quarters.

EBITDA AS DEFINED decreased $1.9 million (43.2%) in the first quarter of 1999 compared to the first quarter of 1998 as a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

Carrows' OPERATING INCOME for the 1999 quarter decreased $2.8 million compared to the prior year quarter as a result of the factors noted above.

EL POLLO LOCO

                                                                                   Quarter Ended                         %
                                                                         March 31, 1999        April 1, 1998     Increase/(Decrease)
                                                                         --------------        -------------     -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                      $     62.8             $     56.7            10.8
                                                                           ==========             ==========

Net company sales                                                          $     29.8             $     27.6             8.0
Franchise and licensing revenue                                                   2.6                    2.5             4.0
                                                                           ----------             ----------
   Total revenue                                                                 32.4                   30.1             7.6
                                                                           ----------             ----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                              2.8                    2.8              --
   Other                                                                         30.4                   26.8            13.4
                                                                           ----------             ----------
   Total operating expenses                                                      33.2                   29.6            12.2
                                                                           ----------             ----------
Operating income                                                           $     (0.8)            $      0.5              NM
                                                                           ==========             ==========

EBITDA as defined                                                         $       4.2            $       5.0           (16.0)

Average unit sales:
   Company-owned                                                              296,300                281,200             5.4
   Franchise                                                                  216,900                202,700             7.0

Same-store sales increase/(decrease) (Company-owned)                             5.9%                 (1.6%)

NM = Not Meaningful


El Pollo Loco's NET COMPANY SALES for the first quarter of 1999 increased $2.2 million (8.0%) compared to the prior year quarter. The increase reflects strong same-store sales generated by successful promotions which increased both customer traffic and average guest check. FRANCHISE AND LICENSING REVENUE increased $0.1 million (4.0%), primarily attributable to a net increase of 13 franchised units over the prior year quarter.

El Pollo Loco's OPERATING EXPENSES increased $3.6 million (12.2%) compared to the prior year quarter, resulting primarily from increased sales volume, increased food costs and an increase in depreciation and other amortization. The increased food costs reflect an increase in the price of chicken over the prior year quarter, increased costs associated with the current quarter promotions and a one-time food distribution rebate received during the prior year quarter. The increase in depreciation and other amortization relates to the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed subsequent to the first quarter of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent quarters.

EBITDA AS DEFINED decreased $0.8 million (16.0%) in the first quarter of 1999 compared to the first quarter of 1998 as a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

El Pollo Loco's OPERATING INCOME for the 1999 quarter decreased $1.3 million compared to the prior year quarter as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

On the Effective Date, the Company entered into a credit agreement with Chase and other lenders named therein providing the Company (excluding FRD) with a $200 million senior secured revolving credit facility (the "Credit Facility"). At March 31, 1999, Advantica had no outstanding working capital advances against the Credit Facility; however, letters of credit outstanding were $49.4 million.

In connection with the acquisition of Coco's and Carrows, FRI-M, which thereby became a wholly-owned subsidiary of the Company, entered into the FRI-M Credit Facility on May 23, 1996, which provides for a $35 million revolving credit facility that is also available for letters of credit. At March 31, 1999, the Company had outstanding working capital borrowings and letters of credit of $7.2 million and $13.2 million, respectively.

Because of covenant limitations under the indenture under which the Advantica
11 1/4% Senior Notes due 2008 were issued (the "Senior Notes Indenture") and the Credit Facility, and under FRI-M Credit Facility and the indenture under which the FRD 12 1/2% Senior Notes due 2004 were issued, the Company's ability to make further investments in FRD to upgrade its Coco's and Carrows concepts has been severely limited. In an effort to address this issue and otherwise improve FRD's financial flexibility, during the first quarter of 1999, the Company (1) designated FRD and its subsidiaries as restricted subsidiaries in accordance with the terms of the Senior Notes Indenture, generally increasing Advantica's investment flexibility thereunder in its relationship with FRD and its subsidiaries, (2) obtained certain amendments to the Credit Facility to increase Advantica's investment flexibility under that facility with respect to the Coco's and Carrows operations, and (3) obtained written commitments from Chase and Credit Lyonnais for the New FRI-M Credit Facility. The New FRI-M Credit Facility, which closed on May 14, 1999, is guaranteed by Advantica and consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003 (see Note 5 to the consolidated financial statements). The New FRI-M Credit Facility, which refinanced the existing FRI-M Credit Facility, is available to fund Coco's and Carrows' capital expenditures and for general corporate purposes. Such facility is unavailable to Advantica and its other subsidiaries.

In March 1999, the Company repurchased $20 million aggregate principal amount of its Senior Notes, as also permitted by the Credit Facility amendment referenced above, for approximately $20.8 million, including approximately $469,000 of accrued interest. The repurchase of the notes resulted in an immaterial gain.

As of March 31, 1999 and December 30, 1998, the Company had working capital deficits of $147.2 million and $96.1 million, respectively. The increase in the deficit is attributable primarily to debt-related interest payments, the repurchase of Senior Notes for approximately $20.8 million and the acquisition of certain Perkins restaurants by Denny's for approximately $10.9 million cash and the assumption of capital leases and other liabilities (see Note 4 to the consolidated financial statements). The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

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

The Company has performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications will need to be modified or replaced so that its systems will properly utilize dates beyond December 31, 1999. For the most part, the Company intends to replace existing systems and, based on current estimates, expects to spend approximately $20 million in 1999 to address its information systems issues. Relative to this amount, the Company estimates that approximately $16 million will be used to develop or purchase new software and will be capitalized. The remaining amounts will be expensed as incurred. Total Year 2000 expenditures through March 31, 1999 are approximately $3.5 million. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. Currently, all information systems projects are on schedule and are fully staffed. Financial systems that are critical to the Company's operations are targeted to be Year 2000 compliant by the end of June 1999. Restaurant systems are targeted to be compliant by August 1999.

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

                           PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       The following are included as exhibits to this report:

EXHIBIT
  NO.    DESCRIPTION
-------  -----------

 3.1     By-Laws of Advantica as amended through March 19, 1999.

10.1 Employment Agreement between Advantica and James B. Adamson, amended and restated as of January 7, 1998.

10.2 Form of Agreement and Subsidiary Guarantee dated December 3, 1997 providing certain retention incentives and severance benefits for Company management.

10.3 Amendment No. 5, dated March 12, 1999, as amended and restated as of April 12, 1999, to the Credit Agreement, dated January 7, 1998, among Advantica's principal operating subsidiaries (other than FRD and its subsidiaries) as borrowers, Advantica as guarantor, The Chase Manhattan Bank and other lenders named therein.

10.4 Merger Amendment, dated March 15, 1999, to the Advantica Restaurant Group Stock Option Plan and the Advantica Restaurant Group Officer Stock Option Plan.

10.5     Advantica Stock Option Plan as amended through March 15, 1999.

27       Financial Data Schedule.

--------------------------

b. No reports on Form 8-K were filed during the first quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ADVANTICA RESTAURANT GROUP, INC.



Date:  May 14, 1999               By:    /s/ Rhonda J. Parish
                                      ---------------------------------
                                      Rhonda J. Parish
                                      Executive Vice President,
                                      General Counsel and Secretary




Date: May 14, 1999                By:    /s/ Ronald B. Hutchison
                                      ---------------------------------
                                      Ronald B. Hutchison
                                      Executive Vice President and
                                      Chief Financial Officer