Form 10-K405/A
period 1998-12-30
ADVANTICA RESTAURANT GROUP INC
filed 1999-06-28
CIK 852772

FORM 10-K/A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

-------------------------------------------------------------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

-------------------------------------------------------------------------------

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                        ADVANTICA RESTAURANT GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       13-3487402
--------------------------------                  ---------------------
 (State or other jurisdiction                        (I.R.S. employer
of incorporation or organization)                   identification no.)

                              203 EAST MAIN STREET
                     SPARTANBURG, SOUTH CAROLINA 29319-9966
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 597-8000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-K of the above-referenced registrant is being filed pursuant to Rule 15d-21 of the Commission solely to furnish the financial statements required by Form 11-K with respect to the Advantica 40l(k) Plan and the Denny's 40l(k) Plan.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1998 on Form 10-K as set forth in the pages attached hereto:

     Part II, Item 8.    Financial Statements and Supplemental Data.

     Part IV, Item 14.   Exhibits, Financial Statement Schedules, and reports
                         on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Advantica Restaurant Group, Inc.



 Date:  June 28, 1999              By:      /s/ Rhonda J. Parish
                                        -------------------------------------
                                        Rhonda J. Parish
                                        Executive Vice President, General
                                        Counsel and Secretary

     Part II, Item 8. Financial Statements and Supplemental Data of the Annual Report for 1998 on Form 10-K is hereby amended to include the following:

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

     1.   ADVANTICA 401(k) PLAN

     2.   DENNY'S 401(k) PLAN
               C/O DENNY'S, INC.
               203 EAST MAIN STREET
               SPARTANBURG, SOUTH CAROLINA 29319-9966

Name of the issuer of the securities held pursuant to the plans and the address of its principal executive offices:

               ADVANTICA RESTAURANT GROUP, INC.
               203 EAST MAIN STREET
               SPARTANBURG, SOUTH CAROLINA 29319-9966


     Part IV, Item 14(a)(1) of the Annual Report on Form 10-K for the period ended December 30, 1998 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:

     1. Advantica 401(k) Plan Financial Statements at December 31, 1998 and 1997 and for Each of the Three Years in the Period Ended December 31, 1998, Supplemental Schedules for the Year Ended December 31, 1998 and Independent Auditors' Report.

     2. Denny's 401(k) Plan Financial Statements at December 31, 1998 and 1997 and for Each of the Three Years in the Period Ended December 31, 1998, Supplemental Schedules for the Year Ended December 31, 1998 and Independent Auditors' Report.

ADVANTICA 401(k) PLAN



TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                   1

FINANCIAL STATEMENTS:
 Statements of Net Assets Available for Benefits as of
  December 31, 1998 and 1997                                                   2
 Statements of Changes in Net Assets Available for Benefits for the
  Years Ended December 31, 1998, 1997 and 1996                                 3
 Notes to Financial Statements                                              4-12

SUPPLEMENTAL SCHEDULES:
 IRS Form 5500, Item 27a - Schedule of Assets Held for Investment
  Purposes as of December 31, 1998                                            13
 IRS Form 5500, Item 27d - Schedule of Reportable Transactions
  for the Year Ended December 31, 1998                                        14



NOTE: Schedules required under the Employee Retirement Income Security Act of 1974, other than the schedules listed above, are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT


To the Administrative Committee
Advantica 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of the Advantica 401(k) Plan (the "Plan") as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1998 and 1997, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing Table of Contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


DELOITTE & TOUCHE LLP
Greenville, South Carolina

June 14, 1999

ADVANTICA 401(k) PLAN



STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1998 AND 1997

                                                       1998              1997
                                                   -----------       -----------
ASSETS:
  Investments, at fair value                       $97,052,683       $38,261,922
                                                   -----------       -----------
  Receivables:
    Employer's contribution                            168,905            14,215
    Participants' contributions                        447,287            62,832
                                                   -----------       -----------
          Total receivables                            616,192            77,047
                                                   -----------       -----------

  Cash and cash equivalents                                ---            40,572
                                                   -----------       -----------
NET ASSETS AVAILABLE FOR BENEFITS                  $97,668,875       $38,379,541
                                                   ===========       ===========




See notes to financial statements.

ADVANTICA 401(k) PLAN



STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                        1998           1997            1996
                                                    ------------   ------------    ------------
ADDITIONS:
  Investment income:
    Net appreciation in fair value of investments   $  3,320,061   $  3,238,618    $  2,049,081
    Interest and dividends                                68,547        111,908       1,195,041
                                                    ------------   ------------    ------------
          Total investment income                      3,388,608      3,350,526       3,244,122
                                                    ------------   ------------    ------------
  Contributions:
    Employer's                                           622,036        524,004               0
    Participants'                                      2,181,076      2,514,255       1,736,294
                                                    ------------   ------------    ------------
          Total contributions                          2,803,112      3,038,259       1,736,294
                                                    ------------   ------------    ------------
TOTAL ADDITIONS                                        6,191,720      6,388,785       4,980,416
                                                    ------------   ------------    ------------
DEDUCTIONS:
  Benefits paid to participants                       15,432,911     10,999,480      13,184,969
  Administrative expenses                                140,690        106,026         194,210
                                                    ------------   ------------    ------------
TOTAL DEDUCTIONS                                      15,573,601     11,105,506      13,379,179
                                                    ------------   ------------    ------------
TRANSFER FROM DENNY'S 401(K) PLAN
  (Note 1)                                            68,671,215              0               0
                                                    ------------   ------------    ------------
NET INCREASE (DECREASE)                               59,289,334     (4,716,721)     (8,398,763)

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of year                                   38,379,541     43,096,262      51,495,025
                                                    ------------   ------------    ------------
  End of year                                       $ 97,668,875   $ 38,379,541    $ 43,096,262
                                                    ============   ============    ============


See notes to financial statements.

ADVANTICA 401(k) PLAN


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.   DESCRIPTION OF THE PLAN

     The following description of the Advantica 401(k) Plan (the "Plan") provides only general information. Participants should refer to the plan document for a more complete description of the Plan's provisions.

     GENERAL - The Plan, formerly the Flagstar 401(k) Plan, is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974. Any non-highly compensated salaried employee of Advantica Restaurant Group, Inc. ("Advantica"), Flagstar Systems, Inc. ("Spartan") and effective April 1, 1997, FRD Acquisition Co. ("FRD," a wholly owned subsidiary of Advantica), (collectively, the "Company" and "Plan Sponsors") who has attained age 21 and has completed 12 months of service with the Company is eligible to participate in the Plan. Prior to May 6, 1994, any salaried employee of Canteen Corporation, prior to November 30, 1994, any salaried employee of TW Recreational Services, Inc. ("TWRS"), and prior to November 22, 1995 any salaried employee of Volume Services, Inc. ("VS") could participate in the Plan in accordance with the same eligibility requirements. The Advantica 401(k) Plan's plan committee and plan administrator control and manage the operation and administration of the Plan. NationsBank served as the Trustee of the Plan prior to July 1, 1996, when American Express Trust Company replaced NationsBank as trustee.

     On April 1, 1998, the Company completed the sale of the stock of Flagstar Enterprises, Inc. ("FEI"), a wholly owned subsidiary of Spartan which operated the Company's Hardee's restaurants. Effective April 1, 1998, the date of the sale, FEI employees were no longer eligible to participate in the Plan. Additionally, FEI is no longer a participating employer; therefore, FEI's active employees as of the sale date are not permitted to make pre-tax deferral contributions under the Plan and are not eligible to receive employer contributions under the Plan. In accordance with the plan provisions, FEI employees will be given the right to elect a lump-sum distribution of the pre-tax account when they separate from service with FEI, or postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of April 1, 1998, FEI employee participant account balances included in the net assets available for the Plan totaled approximately $6.6 million.

     On June 10, 1998, the Company completed the sale of the stock of Quincy's Restaurants, Inc. ("Quincy's"), a wholly owned subsidiary of Spartan which operates its Quincy's Family Steakhouse to an entity outside of the Advantica controlled group. Effective June 10, 1998, the date of the sale, Quincy's employees are no longer eligible to participate in the Plan. Additionally, Quincy's is no longer a participating employer; therefore, Quincy's active employees as of the sale date are not permitted to make pre-tax deferral contributions under the Plan and are not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, Quincy's employees will be given the right to elect a lump-sum distribution of the pre-tax account when they separate from service with Quincy's, or postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of June 10, 1998, Quincy's employee participant account balances included in the net assets available for the Plan totaled approximately $1.5 million.

     In connection with the sales of Quincy's and FEI, approximately 1,400 employees were terminated from participating in the Plan. The decrease in plan participation resulted in a partial termination of the Plan within the meaning of Internal Revenue Code Section 411(d)(3). Affected participants were fully vested in their accrued benefits under the Plan.

     Effective April 1, 1997, non-highly compensated, salaried employees of FRD who met eligibility requirements became eligible to participate in the Plan and were allowed to roll over other defined contribution plan amounts to the Plan. As of December 31, 1997, approximately $500,000 had been transferred into the Plan by FRD employees.

     PLAN MERGER - Effective December 1, 1998, the Denny's 401(k) Plan was merged into the Plan. The terms and conditions of the Denny's 401(k) Plan and the Plan in effect separately prior to the merger, continue as such under the merged plan. The net assets of the Denny's 401(k) Plan were transferred into the Plan at the close of business December 1, 1998. Any United States employee of Denny's, Inc. and El Pollo Loco (together "Denny's") and their domestic subsidiaries who has attained age 21 and who has completed 12 months of service with Denny's is eligible to participate in the Plan.

     CONTRIBUTIONS - Each year, participants' pre-tax contributions were limited to 10% of eligible compensation, or $10,000 in 1998 and $9,500 in 1997 and 1996, whichever is less. After-tax contributions were limited to 10% of each employee's eligible compensation, however, no after-tax contribution could be made by an employee in any month in which the employee made a pre-tax contribution. As of July 1, 1996, participants may contribute up to 15% of eligible compensation or the amount denoted above, whichever is less. Also as of July 1, 1996, participants may not make after-tax contributions to the plan. The Company at its discretion may have contributed an amount equal to 25% of each participating employee's after-tax contributions up to 6% of such employee's compensation. The Company may also have elected to make a bonus match of 75% for the first $500 per year of employee pre-tax contributions. As of January 1, 1997, each individual sponsoring employer may make matching contributions in amounts which they determine. Such contributions may be limited by applicable regulations. These Company contributions are made to the Plan monthly and are invested to mirror the employee's election. In 1998, the following employer matching contribution formulae were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica and Spartan employees; 25% of employee pre-tax contributions, up to 6% of compensation for FRD employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees. In 1997, the following employer matching contribution formulae were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica and Spartan employees and 25% of employee pre-tax contributions up to 3% of compensation for FRD employees. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans.

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

     VESTING - All participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. For employees of FRD, a participant is 100% vested after five years of continuous service. For employees of Advantica and Spartan, participants are immediately vested in their contributions and employer contributions, plus actual earnings thereon. For employees of Denny's who were initially employed by Denny's subsequent to December 31, 1987 and prior to January 1, 1999, a participant is 100% vested after five years of continuous service. For employees of Denny's who were initially employed by Denny's prior to December 31, 1987, a participant vests according to the following schedule: less than one year, 0%; less than two years, 10%; less than 3 years, 20%; less than 4 years, 30%; less than 5 years, 40%; and five years or more, 100%.

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

     Effective July 1, 1996, participants may direct employee contributions in one percent increments in any of eight investment options. Descriptions of the investment options are provided by the funds' managers:

     o    The Advantica Stable Value Fund (formerly the Flagstar Stable Value
          Fund) is a pooled fund which invests primarily in bank, insurance and stable value investment contracts. The guaranteed investment contracts held by the Plan at the time of the change in trustee were transferred to this fund.

     o The Aggressive Blend Fund is a pooled fund which invests in the Advantica Stable Value Fund, American Express collective trust funds and mutual funds.

     o The Moderate Blend Fund is a pooled fund which invests in the Advantica Stable Value Fund, American Express collective trust funds and mutual funds.

     o The Conservative Blend Fund is a pooled fund which invests in the Advantica Stable Value Fund, American Express collective trust funds and mutual funds.

     o The Small Company Equity Fund is a pooled fund which invests in mutual funds.

     o The Flagstar Stock Fund is a pooled fund which invested in American Express money market funds and Flagstar Company common stock. As of April 1997, the Company liquidated all Flagstar stock and the fund invested solely in money market funds. Effective July 1, 1998, this investment option was terminated and the participants' balances were transferred to the Advantica Stock Fund. The Advantica Stock Fund was established effective July 1, 1998 for the purpose of investing in Advantica common stock.

     o The Advantica Stock Fund, established effective July 1, 1998, invests in Advantica common stock.

     o The Templeton Foreign Fund is a mutual fund which invests in companies outside of the United States.

     o The American Express Trust Equity Index Fund II is a collective trust fund which invests primarily in common stock.

     Participants may change their investment options daily.

     PARTICIPANT LOANS - Participants may borrow up to the lesser of 50% of the vested portion of their account balance, or the amount of $50,000 less the highest outstanding loan balance during the prior 12-month period. The Plan's provisions do not allow for Denny's employees to originate loans. The minimum loan amount is $1,000, and each participant may have only one loan outstanding at any time. The plan documents indicate that a reasonable borrowing rate will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participant's salary. If an employee who has a loan outstanding terminates employment, no benefits will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 1998 have a range of interest rates from 5.75% to 9%.

     PAYMENT OF BENEFITS - On termination of service due to death, disability or retirement, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account, or annual installments over a 10-year period. For termination of service due to other reasons, a participant may receive the value of the vested interest in his or her account as a lump-sum distribution.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING - The financial statements of the Plan are prepared under the accrual basis of accounting.

     INVESTMENT VALUATION AND INCOME RECOGNITION - Shares of mutual funds are valued at the quoted market prices, which represent the net asset value of shares held by the Plan at year end. Investments in the collective trust funds and the pooled funds are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by dividing the fund's net assets at fair value by its units outstanding at each valuation date. The guaranteed investment contracts and synthetic investment contracts held by the Plan are fully benefit-responsive and are valued at contract value. Contract value represents the aggregate amount of accumulated contributions and investment income, less amounts used to make benefit payments and administrative expenses. Investments in money market funds are valued at cost plus accrued interest, which approximates fair value. Participant loans are valued at cost plus accrued interest, which approximates fair value.

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

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

3.   PLAN UNIT VALUATION

     Effective July 1, 1996, the Plan, together with the Denny's, Inc. 401(k) Plan, became a participant in a pooled investment trust agreement with American Express Trust Company. The assets of the following investment options are held in the pooled investment trust: Advantica Stable Value Fund, Aggressive Blend Fund, Moderate Blend Fund, Conservative Blend Fund, Small Company Equity Fund and the Advantica Stock Fund. Individual participant accounts are maintained on a unit value basis. In accordance with the provisions of the Plan, the trustee maintains separate units of participation in the Plan and related net asset value per unit for each investment fund covered by the Plan. The number of units and related net asset value per unit as of December 31, 1998 for each investment fund are as follows:

                                        Advantica     Aggressive     Moderate    Conservative     Small       Advantica
                                       Stable Value     Blend         Blend         Blend        Company        Stock
                                          Fund          Fund          Fund          Fund       Equity Fund      Fund
                                       -----------   -----------   -----------   -----------   -----------   -----------
American Express Trust Money
   Market Fund I                       $ 1,339,424   $         0   $         0   $         0   $         0   $     9,584
American Express Trust
   Income Fund I                         3,698,171             0             0             0             0             0
American Express Emerging
   Growth Fund II                                0       705,752     1,391,470        44,840     4,251,910             0
American Express Trust Equity
   Index Fund II                                 0       534,733     2,635,572       339,749             0             0
IDS New Dimensions Fund                          0       538,846       885,285             0             0             0
Lazard Small Capital Fund                        0       698,057     1,376,292        44,352     4,205,520             0
Neuberger & Berman Focus
  Trust Fund                                     0       539,237       885,954             0             0             0
Templeton Foreign Fund                           0     1,347,678     3,542,676       256,878             0             0
Advantica Stable Value Fund                      0     1,079,693     7,095,568     1,028,987             0             0
Advantica Restaurant Group,
  common stock                                   0             0             0             0             0       161,544
Guaranteed investment contracts         48,074,120             0             0             0             0             0
                                       -----------   -----------   -----------   -----------   -----------   -----------
Total market value                     $53,111,715   $ 5,443,996   $17,812,817   $ 1,714,806   $ 8,457,430   $   171,128
                                       ===========   ===========   ===========   ===========   ===========   ===========

Units outstanding, December 31, 1998     4,631,846       411,684     1,381,546       135,476       685,465        28,304
                                       ===========   ===========   ===========   ===========   ===========   ===========

Net asset value per unit at:
  December 31, 1998                    $      11.5   $      13.2   $      12.9   $      12.7   $      12.3   $       6.0
  September 30, 1998                          11.3          11.5          11.6          11.8          10.9           4.8
  June 30, 1998                               11.1          13.5          12.9          12.4          13.8          10.0
  March 31, 1998                              11.0          13.7          13.0          12.4          14.1           N/A


     The number of units and related net asset value per unit as of December 31, 1997 for each investment fund are as follows:



                                       Advantica     Aggressive     Moderate    Conservative     Small        Flagstar
                                      Stable Value      Blend        Blend          Blend       Company         Stock
                                         Fund           Fund         Fund           Fund       Equity Fund      Fund
                                       -----------   -----------   -----------   -----------   -----------   -----------
American Express Trust Money
   Market Fund I                       $ 3,560,301   $         0   $         0   $         0   $         0   $   292,604
American Express Trust
   Income Fund I                         7,500,297             0             0             0             0             0
American Express Emerging
   Growth Fund II                                0       732,282     1,617,539        49,724     5,310,256             0
American Express Trust Equity
   Index Fund II                                 0       579,084     3,197,873       393,230             0             0
IDS New Dimensions Fund                          0       624,926     1,150,042             0             0             0
Lazard Small Capital Fund                        0       723,445     1,598,063        49,129     5,247,717             0
Neuberger & Berman Focus
  Trust Fund                                     0       595,456     1,096,005             0             0             0
Templeton Foreign Fund                           0     1,429,279     4,209,703       291,200             0             0
Flagstar Stable Value Fund                       0     1,138,142     8,379,536     1,159,317             0             0
Guaranteed investment contracts         50,951,851             0             0             0             0             0
                                       -----------   -----------   -----------   -----------   -----------   -----------
Total market value                     $62,012,449   $ 5,822,614   $21,248,761   $ 1,942,600   $10,557,973   $   292,604
                                       ===========   ===========   ===========   ===========   ===========   ===========

Units outstanding, December 31, 1997     1,743,188       154,472       774,603        47,380       300,615        70,210
                                       ===========   ===========   ===========   ===========   ===========   ===========

Net asset value per unit at:
  December 31, 1997                    $      10.8   $      12.5   $      12.0   $      11.7   $      12.8   $       1.2
  September 30, 1997                          10.7          12.7          12.2          11.7          12.8           1.2
  June 30, 1997                               10.5          11.9          11.6          11.3          11.7           1.1
  March 31, 1997                              10.4          10.8          10.7          10.7          10.0           1.9




4.   RELATED PARTY TRANSACTIONS

     Certain plan investments are shares of collective trust funds managed by American Express Trust Company ("American Express") or NationsBank. American Express and NationsBank have each served as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express for the years ended December 31, 1998 and 1997 amounted to approximately $51,000 and $65,000, respectively. Fees paid to American Express and NationsBank by the Plan amounted to approximately $16,000 and $105,000, respectively, for the year ended December 31, 1996.

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

7.   INVESTMENTS

     The following tables represent Plan investments as of December 31, 1998 and 1997 at fair value which equals or estimates carrying value:

Description                                                    1998          1997
                                                            -----------   -----------
Pooled funds, at estimated fair value:
  Advantica Stable Value Fund                               $53,111,715   $18,840,377
  Aggressive Blend Fund                                       5,443,996     1,927,971
  Moderate Blend Fund                                        17,812,817     9,316,926
  Conservative Blend Fund                                     1,714,806       555,006
  Small Company Equity Fund                                   8,457,430     3,861,105
  Flagstar Stock Fund                                                 0        82,707
  Advantica Stock Fund                                          171,128             0
                                                            -----------   -----------
          Total                                              86,711,892    34,584,092

Mutual funds, at quoted market price - Templeton
  Foreign Fund                                                  816,824       322,735
                                                            -----------   -----------
Collective trust funds, at estimated fair value - American
  Express Trust Equity Index Fund II                          8,933,534     2,097,199
                                                            -----------   -----------
Loans to participants, at estimated fair value                  590,433     1,257,896
                                                            -----------   -----------
Total investments                                           $97,052,683   $38,261,922
                                                            ===========   ===========


8.   FUND INFORMATION

     Net appreciation in fair value of investments, interest and dividends, employer's and participants' contributions and benefits paid to participants by fund are as follow for the years ended December 31, 1998, 1997 and 1996. Effective with the change in trustee during 1996 to American Express, the Plan's investments are valued on a daily basis; net appreciation in fair value of investments includes interest and dividends.


                                                                   1998             1997            1996
                                                               ------------    -----------     -------------

Net appreciation (depreciation) in fair value of
  investments:
    Advantica Stable Value Fund                                 ($  140,301)   $ 1,212,244    $     584,877
    Aggressive Blend Fund                                            81,281        168,564           45,092
    Moderate Blend Fund                                             544,551      1,131,329          545,376
    Conservative Blend Fund                                         193,454         56,525            6,946
    Small Company Equity Fund                                        93,857        603,595          290,492
    Flagstar Stock Fund                                                   0       (214,848)        (699,835)
    Advantica Stock Fund                                                941              0                0
    Templeton Foreign Fund                                         (111,490)       (15,942)           7,706
    American Express Trust Equity Index
      Fund II                                                     2,657,768        297,151           34,295
    Dreyfus Equity Fund                                                   0              0          782,617
    Vanguard Explorer Fund                                                0              0          507,999
    Flagstar Companies, Inc. common stock                                 0              0           26,555
    Government Bond Fund                                                  0              0          (81,062)
    Interest Fund                                                         0              0           (1,977)
                                                               ------------    -----------    -------------
Total                                                           $ 3,320,061    $ 3,238,618    $   2,049,081
                                                               ============    ===========    =============


                                                  1998              1997                1996
                                               ----------        ----------         -----------

Interest and dividends:
  Advantica Stable Value Fund                  $        0        $        0         $     8,646
  Aggressive Blend Fund                                12                 0                   0
  Moderate Blend Fund                                   0                 0               8,469
  Small Company Equity Fund                             0                 0               1,983
  Flagstar Stock Fund                                   0                 0                (490)
  Templeton Foreign Fund                           13,482            32,846               2,670
  Interest Fund                                         0                 0             406,792
  Government Bond Fund                                  0                 0               6,654
  Dreyfus Equity Fund                                   0                 0             441,371
  Vanguard Explorer Fund                                0                 0             277,079
  Flagstar Companies, Inc. common stock                 0                 0                 835
  Loans to participants                            55,053            79,062              41,032
                                               ----------        ----------         -----------
Total                                          $   68,547        $  111,908         $ 1,195,041
                                               ==========        ==========         ===========


Employer's contributions (net of forfeitures):
  Advantica Stable Value Fund                  $  337,259        $  244,204         $         0
  Aggressive Blend Fund                            68,159            47,842                   0
  Moderate Blend Fund                             101,119           117,421                   0
  Conservative Blend Fund                          14,992            12,770                   0
  Small Company Equity Fund                        48,351            57,001                   0
  Flagstar Stock Fund                                   0             8,672                   0
  Advantica Stock Fund                              1,355                 0                   0
  Templeton Foreign Fund                            8,694             7,013                   0
  American Express Trust Equity Index
    Fund II                                        42,107            29,081                   0
                                               ----------        ----------         -----------
Total                                          $  622,036        $  524,004         $         0
                                               ==========        ==========         ===========

Participants' contributions:
  Advantica Stable Value Fund                  $  856,433        $  806,627         $   370,317
  Aggressive Blend Fund                           425,884           450,044              25,784
  Moderate Blend Fund                             400,117           642,098             176,764
  Conservative Blend Fund                          61,955            97,373               6,407
  Small Company Equity Fund                       186,465           241,871             105,544
  Flagstar Stock Fund                                   0            32,052              87,137
  Advantica Stock Fund                              3,500                 0                   0
  Templeton Foreign Fund                           48,354            44,046               3,570
  American Express Trust Equity Index
    Fund II                                       198,368           200,144               9,954
  Interest Fund                                         0                 0             410,625
  Government Bond Fund                                  0                 0              89,898
  Dreyfus Equity Fund                                   0                 0             207,210
  Vanguard Explorer Fund                                0                 0             125,402
  Flagstar Companies, Inc. common stock                 0                 0             117,682
                                               ----------        ----------         -----------
Total                                          $2,181,076        $2,514,255         $ 1,736,294
                                               ==========        ==========         ===========

                                                  1998               1997              1996
                                               -----------       -----------        -----------

Benefits paid to participants:
  Advantica Stable Value Fund                  $ 7,439,743       $ 7,232,522        $ 1,951,307
  Aggressive Blend Fund                            670,350           215,457                785
  Moderate Blend Fund                            3,553,606         2,062,148            763,691
  Conservative Blend Fund                          544,791            10,097              8,210
  Small Company Equity Fund                      1,389,473           961,973            409,551
  Flagstar Stock Fund                               19,792            41,160             44,064
  Advantica Stock Fund                               9,584                 0                  0
  Templeton Foreign Fund                           102,869            28,262                  0
  American Express Trust Equity Index
   Fund II                                       1,022,597           243,251                  0
  Participant loans                                680,106           204,610                  0
  Interest Fund                                          0                 0          5,629,568
  Government Bond Fund                                   0                 0            747,232
  Dreyfus Equity Fund                                    0                 0          2,021,838
  Vanguard Explorer Fund                                 0                 0          1,155,839
  Flagstar Companies, Inc. common stock                  0                 0            452,884
                                               -----------       -----------        -----------
Total                                          $15,432,911       $10,999,480        $13,184,969
                                               ===========       ===========        ===========
Transfer from Denny's 401(k) Plan:
  Advantica Stable Value Fund                  $41,711,760       $         0        $         0
  Aggressive Blend Fund                          3,783,634                 0                  0
  Moderate Blend Fund                           11,651,169                 0                  0
  Conservative Blend Fund                        1,009,862                 0                  0
  Small Company Equity Fund                      5,837,718                 0                  0
  Advantica Stock Fund                             119,153                 0                  0
  Templeton Foreign Fund                           755,457                 0                  0
  American Express Trust Equity Index
    Fund II                                      3,802,462                 0                  0
                                               -----------       -----------        -----------
Total                                          $68,671,215       $         0        $         0
                                               ===========       ===========        ===========


9.   SUBSEQUENT EVENTS

     During January 1999, the Retirement Committee of Advantica Restaurant Group, Inc. approved an amendment to the Plan effective January 1, 1999. The amendment provides that the Advantica 401(k) Plan will consist of two separate plans under ERISA: the Advantica Hourly/HCE 401(k) Plan and the Advantica Salaried 401(k) Plan. All highly compensated employees shall be eligible to participate in the Advantica Hourly/HCE 401(k) Plan, but solely for the purposes of making employee pre-tax contributions and rollover contributions, and not for purposes of sharing in employer matching contributions. Loans shall be available to participants in the Advantica Salaried 401(k) Plan on a reasonably equivalent basis and in accordance with written procedures. Loans shall not be available under the Advantica Hourly/HCE 401(k) Plan.

     Effective January 1, 1999, the following amendments will be incorporated into the Plan: (1) each employee shall be eligible to participate as of the first day of the payroll period on or after the date on which the employee both attains age 21 and completes 6 months of service with the Company; (2) for each employee whose initial date of employment is after December 31, 1998, vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon will be 100% vested after 5 years of continuous service unless the terms described in Note 1 provide for greater vesting; and (3) in 1999, the following employer matching contribution formulae will be used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica, Spartan and FRD employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees.


                                    ********

ADVANTICA 401(k) PLAN


IRS FORM 5500, ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES DECEMBER 31, 1998


                                                        Shares,
                                                       Units or                           Current
    Description                                       Par Value         Cost               Value
                                                      ---------      -----------      --------------
  POOLED FUNDS:
*  Advantica Stable Value Fund                        4,631,846      $51,423,842      $   53,111,715
*  Aggressive Blend Fund                                411,684        5,160,662           5,443,996
*  Moderate Blend Fund                                1,381,546       16,323,334          17,812,817
*  Conservative Blend Fund                              135,476        1,665,114           1,714,806
*  Small Company Equity Blend Fund                      685,465        7,758,648           8,457,430
*  Advantica Stock Fund                                  28,304          189,124             171,128
                                                                     -----------      --------------
      Total                                                           82,520,724          86,711,892
                                                                     -----------      --------------
  COLLECTIVE TRUST FUNDS -
*  American Express Trust Equity Index Fund II          268,565        7,990,791           8,933,534
                                                                     -----------      --------------

  MUTUAL FUNDS - Templeton Foreign Fund                  97,094          851,974             816,824
                                                                     -----------      --------------

* LOANS TO PARTICIPANTS                                 590,433          590,433             590,433
                                                                     -----------      --------------
  TOTAL INVESTMENTS                                                  $91,953,922      $   97,052,683
                                                                     ===========      ==============





*  Denotes party-in-interest.

ADVANTICA 401(K) PLAN



IRS FORM 5500, ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1998

5% REPORT BY ASSET -- AGGREGATE

                                                                                                       Current
                                                                                                       Value of
                                                                                                       Asset on
  Identity of                                          Purchase        Selling         Cost of       Transaction
Party Involved        Description of Asset               Price          Price           Asset            Date          Net Gain
---------------       --------------------             --------        -------         -------       -----------       --------
American Express     Advantica Stable Value Fund
                      178 Sales                       $        0      $8,418,781      $7,595,580      $8,418,781      $  823,201
                      51 Purchases                     1,050,897               0       1,050,897       1,050,897               0

American Express     Small Company Equity Blend Fund
                      140 Sales                                0       1,702,088       1,390,097       1,702,088         311,991
                      65 Purchases                       351,029               0         351,029         351,029               0

American Express     Moderate Blend Fund
                      162 Sales                                0       4,163,813       3,384,399       4,163,813         779,414
                      55 Purchases                       434,510               0         434,510         434,510               0

American Express     Aggressive Blend Fund
                      83 Sales                                 0       1,297,528         988,695       1,297,528         308,833
                      113 Purchases                    1,656,848               0       1,656,848       1,656,848               0


DENNY'S 401(k) PLAN


TABLE OF CONTENTS

                                                                         PAGE(S)

INDEPENDENT AUDITORS' REPORT                                                   1

FINANCIAL STATEMENTS:
 Statements of Net Assets Available for Benefits as of
  December 1, 1998 and December 31, 1997                                       2
 Statements of Changes in Net Assets Available for Benefits
  for the Period from January 1, 1998 Through December 1, 1998,
  and for the Years Ended December 31, 1997 and 1996                           3
 Notes to Financial Statements                                              4-10

SUPPLEMENTAL SCHEDULES:
 IRS Form 5500, Item 27d - Schedule of Reportable Transactions for the
  Period from January 1, 1998 through December 1, 1998                        11



NOTE: Schedules required under the Employee Retirement Income Security Act of
      1974, other than the schedule listed above, are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT


To the Administrative Committee
Denny's 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of the Denny's 401(k) Plan (the "Plan") as of December 1, 1998 and December 31, 1997, and the related statements of changes in net assets available for benefits for the period from January 1, 1998 through December 1, 1998 and each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 1, 1998 and December 31, 1997, and the changes in net assets available for benefits for the period from January 1, 1998 through December 1, 1998 and each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the foregoing Table of Contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This schedule is the responsibility of the Plan's management. Such schedule has been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

As further discussed in Note 1 to the financial statements, on December 1, 1998, the Plan was merged into the Advantica 401(k) Plan.


DELOITTE & TOUCHE LLP
Greenville, South Carolina

June 14, 1999

DENNY'S 401(k) PLAN


STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 1, 1998 AND DECEMBER 31, 1997


                                                       1998              1997
                                                   -----------       -----------
ASSETS:
  Investments, at fair value                       $         0       $71,066,446
                                                   -----------       -----------
  Receivables:
    Employer's contribution                                  0            70,575
    Participants' contributions                              0           169,635
                                                   -----------       -----------
          Total receivables                                  0           240,210
                                                   -----------       -----------
  Cash and cash equivalents                                  0            21,443
                                                   -----------       -----------
NET ASSETS AVAILABLE FOR BENEFITS                  $         0       $71,328,099
                                                   ===========       ===========


See notes to financial statements.

DENNY'S 401(k) PLAN


STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 1, 1998 AND
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                         1998           1997           1996
                                                    ------------    ------------   ------------
ADDITIONS:
  Investment income:
    Net appreciation in fair value of investments   $  2,919,858    $  5,426,873   $  2,038,290
    Interest and dividends                                72,579          77,456      2,099,417
                                                    ------------    ------------   ------------
          Total investment income                      2,992,437       5,504,329      4,137,707
                                                    ------------    ------------   ------------
  Contributions:
    Employer's                                         1,492,495       1,832,437              0
    Participants'                                      4,143,303       5,168,529      5,840,702
                                                    ------------    ------------   ------------
          Total contributions                          5,635,798       7,000,966      5,840,702
                                                    ------------    ------------   ------------
TOTAL ADDITIONS                                        8,628,235      12,505,295      9,978,409
                                                    ------------    ------------   ------------
DEDUCTIONS:
  Benefits paid to participants                       11,045,109      10,984,351     24,037,303
  Administrative expenses                                240,010         226,755        302,833
                                                    ------------    ------------   ------------
TOTAL DEDUCTIONS                                      11,285,119      11,211,106     24,340,136
                                                    ------------    ------------   ------------
TRANSFER TO ADVANTICA 401(k) PLAN
  (Note 1)                                           (68,671,215)              0              0
                                                    ------------    ------------   ------------
NET (DECREASE) INCREASE                              (71,328,099)      1,294,189    (14,361,727)

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of year                                   71,328,099      70,033,910     84,395,637
                                                    ------------    ------------   ------------
  End of year                                       $          0    $ 71,328,099   $ 70,033,910
                                                    ============    ============   ============

See notes to financial statements.

DENNY'S 401(k) PLAN


NOTES TO FINANCIAL STATEMENTS
PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 1, 1998 AND
YEARS ENDED DECEMBER 31, 1997 AND 1996


1.   DESCRIPTION OF PLAN

     The following description of the Denny's 401(k) Plan (the "Plan") provides only general information. Participants should refer to the plan document for a more complete description of the Plan's provisions.

     GENERAL - The plan, formerly the Denny's, Inc. Profit Sharing Retirement Plan, was a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974. Any United States employee of Denny's, Inc. and El Pollo Loco (together, "the Company" and "Plan Sponsors") and their domestic subsidiaries who had attained age 21 and who had completed 12 months of service with the Company was eligible to participate in the Plan. The Plan's plan committee and plan administrator controlled and managed the operation and administration of the Plan. NationsBank served as the trustee of the Plan prior to July 1, 1996, when American Express Trust replaced NationsBank as trustee.

     Effective July 26, 1996, (the "MBP Transition Date"), Mother Butler Pies ("MBP") was sold to an entity outside of Denny's, Inc. Effective July 26, 1996, employees classified as MBP employees were no longer eligible to become participants in the Plan. Effective as of the MBP Transition Date and thereafter, MBP is not a Plan Sponsor or participating employer under the Plan and active employees of MBP as of the MBP Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the plan provisions, MBP employees were given the right to elect to receive a lump-sum distribution of their entire Pre-Tax Account as of the MBP Transition Date, receive distribution of the Pre-Tax Account when they separate from service with MBP, or postpone distribution of the account. Distributions related to MBP employees for the plan year ended December 31, 1996 totaled approximately $249,000.

     Effective September 26, 1996, (the "PTF Transition Date"), Portion-Trol Foods, Inc. ("PTF") was sold to an entity outside of Denny's, Inc. Effective September 26, 1996, employees classified as PTF employees were no longer eligible to become participants in the Plan. Effective as of the PTF Transition Date and thereafter, PTF is not a Plan Sponsor or participating employer under the Plan and active employees of PTF as of the PTF Transition Date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the plan provisions, PTF employees were given the right to elect to receive a lump-sum distribution of their entire Pre-Tax Account as of the PTF Transition Date, receive distribution of the Pre-Tax Account when they separate from service with PTF, or postpone distribution of the account. Distributions related to PTF employees for the plan year ended December 31, 1996 totaled approximately $2,272,000.

     PLAN MERGER - Effective December 1, 1998, the Plan was merged with the Advantica 401(k) Plan, formerly the Flagstar 401(k) Plan. All participants in the Plan on the effective merger date became participants in the Advantica 401(k) Plan. As of the date of the merger, the surviving Advantica 401(k) Plan shall provide each participant with a benefit and vesting equal to the participant's benefit and vesting immediately prior to the merger. Expenses which may have been incurred but not yet paid by the Plan will be paid by the Advantica 401(k) Plan.

     CONTRIBUTIONS - Each year, participants' pre-tax contributions were limited to 15% of eligible compensation, or $10,000 in 1998 and $9,500 in 1997 and 1996, whichever was less. The Company, at its discretion, could match employee contributions up to the first 3% of each employee's salary at the rate of $1.00 for each employee dollar contributed (net of forfeitures). These Company contributions were made to the plan monthly and were invested to mirror the employees' elections. In 1998 and 1997, the Company elected to make contributions to the Plan in accordance with the matching formula. Participants could also contribute amounts representing distributions from other qualified defined-benefit or contribution plans.

     PARTICIPANT ACCOUNTS - A separate account was maintained for each participant. Each participant's account was credited with the participant's contribution and allocations of (a) the Company's contributions and (b) earnings, and was charged with an allocation of administrative expenses. Allocations were based on participant account balances. The benefit to which a participant was entitled was the benefit that can be provided from the participant's vested account.

     VESTING - Participants were immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon was based on years of continuous service. A participant was 100% vested after five years of credited service.

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

     Effective July 1, 1996, participants could direct their contributions in one percent increments to any of eight investment options. Descriptions of the investment options were provided by the funds' managers.

     o    The Advantica Stable Value Fund (formerly the Flagstar Stable Value
          Fund) was a pooled fund which invested primarily in bank, insurance and stable value investment contracts.

     o The Aggressive Blend Fund was a pooled fund which invested in the Advantica Stable Value Fund, American Express collective trust funds and mutual funds.

     o The Moderate Blend Fund was a pooled fund which invested in the Advantica Stable Value Fund, American Express collective trust funds and mutual funds.

     o The Conservative Blend Fund was a pooled fund which invested in the Advantica Stable Value Fund, American Express collective trust funds and mutual funds.

     o The Small Company Equity Fund was a pooled fund which invested in mutual funds.

     o The Flagstar Stock Fund was a pooled fund which invested in American Express money market funds and Flagstar Company common stock. As of April 1997, the Company liquidated all Flagstar stock and the fund invested solely in money market funds. Effective July 1, 1998, this investment option was terminated and the participants' balances were transferred to the Advantica Stock Fund for the investment in Advantica common stock.

     o The Advantica Stock Fund - This fund became effective July 1, 1998, and was an investment option in the Plan which invested in Advantica common stock.

     o The Templeton Foreign Fund was a mutual fund which invested in companies outside of the United States.

     o The American Express Trust Equity Index Fund II was a collective trust fund which invested primarily in common stock.

     Participants could change their investment options daily.

     PAYMENT OF BENEFITS - On termination of service due to death, disability or retirement, a participant may elect to receive either a lump sum amount equal to the value of the participant's vested interest in his or her account, or annual installments over a ten year period. For termination of service due to other reasons, a participant could receive the value of the vested interest in his or her account as a lump-sum distribution.

     FORFEITED ACCOUNTS - Forfeitures were used to reduce Company contributions. During 1998 and 1997, employer contributions were reduced by $187,517 and $256,755, respectively, from forfeited nonvested accounts.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING - The financial statements of the Plan have been prepared using the accrual basis of accounting.

     INVESTMENT VALUATION AND INCOME RECOGNITION - Shares of mutual funds are valued at the quoted market prices which represent the net asset value of shares held by the Plan at each valuation date. Investments in the collective trust funds and the pooled funds are stated at estimated fair values, which have been determined based on the unit values of the funds. Unit values are determined by dividing the fund's net assets at fair value by its units outstanding at each valuation date. The guaranteed investment contracts and synthetic investment contracts held by the Plan are fully benefit-responsive and are valued at contract value. Contract value represents the aggregate amount of accumulated contributions and investment income, less amounts used to make benefit payments and administrative expenses. Investments in money market funds are valued at cost plus accrued interest, which approximates fair value.

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

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

3.   PLAN UNIT VALUATION

     Effective July 1, 1996, the Plan together with the Advantica 401(k) Plan became a participant in a pooled investment trust agreement with American Express Trust Company. The assets of the following investment options are held in the pooled investment trust: Advantica Stable Value Fund, Aggressive Blend Fund, Moderate Blend Fund, Conservative Blend Fund, Small Company Equity Fund, Flagstar Stock Fund and the Advantica Stock Fund. Individual participant accounts are maintained on a unit value basis. In accordance with the provisions of the Plan, the trustee maintains separate units of participation in the Plan and related net asset value per unit for each investment fund covered by the Plan. Effective December 1, 1998, the assets of the Plan were merged into the Advantica 401(k) Plan.

     The number of units and related net asset value per unit as of December 31, 1997 for each investment fund are as follows:

                                        Advantica     Aggressive     Moderate    Conservative     Small        Flagstar
                                       Stable Value     Blend         Blend        Blend         Company        Stock
                                          Fund          Fund          Fund         Fund        Equity Fund      Fund
                                       ------------  -----------   -----------   -----------   -----------   -----------
American Express Trust Money
   Market Fund I                       $ 3,560,301   $         0   $         0   $         0   $         0   $   292,604
American Express Trust
   Income Fund I                         7,500,297             0             0             0             0             0
American Express Emerging
   Growth Fund II                                0       732,282     1,617,539        49,724     5,310,256             0
American Express Trust Equity
   Index Fund II                                 0       579,084     3,197,873       393,230             0             0
IDS New Dimensions Fund                          0       624,926     1,150,042             0             0             0
Lazard Small Capital Fund                        0       723,445     1,598,063        49,129     5,247,717             0
Neuberger & Berman Focus
  Trust Fund                                     0       595,456     1,096,005             0             0             0
Templeton Foreign Fund                           0     1,429,279     4,209,703       291,200             0             0
Advantica Stable Value Fund                      0     1,138,142     8,379,536     1,159,317             0             0
Guaranteed investment contracts         50,951,851             0             0             0             0             0
                                       ------------  -----------   -----------   -----------   -----------   -----------
Total market value                     $62,012,449   $ 5,822,614   $21,248,761   $ 1,942,600   $10,557,973   $   292,604
                                       ===========   ===========   ===========   ===========   ===========   ===========
Units outstanding, December 31, 1997     4,006,620       312,046       992,005       118,456       521,400       178,180
                                       ===========   ===========   ===========   ===========   ===========   ===========
Net asset value per unit at:
  December 31, 1997                    $      10.8   $      12.5   $      12.0   $      11.7   $      12.8   $       1.2
  September 30, 1997                          10.7          12.7          12.2          11.7          12.8           1.2
  June 30, 1997                               10.5          11.9          11.6          11.3          11.7           1.1
  March 31, 1997                              10.4          10.8          10.7          10.7          10.0           1.9


4.   RELATED PARTY TRANSACTIONS

     Certain plan investments are shares of collective trust funds managed by American Express Trust Company ("American Express") or NationsBank. American Express and NationsBank have each served as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express for the period from January 1, 1998 through December 1, 1998 and the year ended December 31, 1997 amounted to approximately $137,000 and $152,000, respectively. Fees paid to American Express and NationsBank by the Plan amounted to approximately $38,000 and $128,000, respectively, for the year ended December 31, 1996.

5.   PLAN TERMINATION

     As further discussed in Note 1, effective December 1, 1998, the Plan has been merged into the Advantica 401(k) Plan.

6.   TAX STATUS

     The Plan obtained its latest determination letter on December 21, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code ("IRC"). The Plan has been amended since receiving the determination letter. However, the plan administrator believes that the Plan was designed and was being operated in compliance with the applicable requirements of the IRC. Therefore, no provision for income taxes has been included in the Plan's financial statements.

7.   INVESTMENTS

     The following tables represent plan investments as of December 1, 1998 and December 31, 1997 at fair value which equals or estimates carrying value:


Description                                                        1998                1997
                                                                -----------        -----------
Pooled funds, at estimated fair value:
  Advantica Stable Value Fund                                   $         0        $43,172,072
  Aggressive Blend Fund                                                   0          3,894,643
  Moderate Blend Fund                                                     0         11,931,835
  Conservative Blend Fund                                                 0          1,387,594
  Small Company Equity Fund                                               0          6,696,868
  Flagstar Stock Fund                                                     0            209,897
                                                                -----------        -----------
Total                                                                     0         67,292,909

Mutual funds, at quoted market price - Templeton Foreign Fund             0            780,418

Collective trust funds, at estimated fair value - American
  Express Trust Equity Index Fund II                                      0          2,993,119
                                                                -----------        -----------
Total investments                                               $         0        $71,066,446
                                                                ===========        ===========


8.   FUND INFORMATION

     Net appreciation in fair value of investments, interest and dividends, employer's and participants' contributions and benefits paid to participants by fund are as follow for the period from January 1, 1998 through December 1, 1998, and the years ended December 31, 1997, and 1996. Effective with the change in trustee during 1996 to American Express, the Plan's investments were valued on a daily basis, net appreciation in fair value includes interest and dividends.


                                                     1998           1997            1996
                                                 -----------     -----------     -----------
Net appreciation (depreciation) in fair value
  of investments:
    Advantica Stable Value Fund                  $ 2,338,367     $ 2,598,452     $ 1,170,405
    Aggressive Blend Fund                             26,038         415,002         110,768
    Moderate Blend Fund                              526,999       1,398,316         548,871
    Conservative Blend Fund                           89,355          81,854           9,283
    Small Company Equity Fund                       (680,081)      1,070,292         360,114
    Flagstar Stock Fund                              (67,316)       (549,217)     (1,432,527)
    Advantica Stock Fund                               3,617               0               0
    Templeton Foreign Fund                           (95,066)        (59,963)          9,197
    American Express Trust Equity Index
      Fund II                                        777,945         472,137          58,715
    Dreyfus Equity Fund                                    0               0         659,440
    Vanguard Explorer Fund                                 0               0         514,246
    Flagstar Companies, Inc. common stock                  0               0          29,778
                                                 -----------     -----------     -----------
Total                                            $ 2,919,858     $ 5,426,873     $ 2,038,290
                                                 ===========     ===========     ===========

Interest and dividends:
  Advantica Stable Value Fund                    $         0     $         0     $   234,326
  Moderate Blend Fund                                      0               0          22,174
  Small Company Equity Fund                                0               0           3,800
  Flagstar Stock Fund                                      0               0           6,736
  Templeton Foreign Fund                              72,579          77,456           6,172
  Interest Fund                                            0               0       1,077,948
  Dreyfus Equity Fund                                      0               0         424,642
  Vanguard Explorer Fund                                   0               0         322,095
  Flagstar Companies, Inc. common stock                    0               0           1,524
                                                 -----------     -----------     -----------
Total                                                $72,579         $77,456      $2,099,417
                                                 ===========     ===========     ===========

Employer's contributions (net of forfeitures):
  Advantica Stable Value Fund                    $   704,141     $   949,428     $         0
  Aggressive Blend Fund                              159,689         130,645               0
  Moderate Blend Fund                                294,252         382,852               0
  Conservative Blend Fund                             28,698          23,454               0
  Small Company Equity Fund                          167,075         215,587               0
  Flagstar Stock Fund                                   (443)         41,466               0
  Advantica Stock Fund                                   408               0               0
  Templeton Foreign Fund                              22,367          20,580               0
  American Express Trust Equity Index Fund II        116,308          68,425               0
                                                 -----------      ----------      ----------
Total                                            $ 1,492,495     $ 1,832,437     $         0
                                                 ===========     ===========     ===========



                                                     1998            1997            1996
                                                 -----------     -----------     -----------
Participants' contributions:
  Advantica Stable Value Fund                    $ 1,696,985     $ 2,490,189     $ 1,313,859
  Aggressive Blend Fund                              475,984         411,148          70,616
  Moderate Blend Fund                                881,820       1,128,390         606,224
  Conservative Blend Fund                             87,803          85,064           9,584
  Small Company Equity Fund                          549,932         665,718         375,875
  Flagstar Stock Fund                                      0         117,611         322,911
  Advantica Stock Fund                                 2,302               0               0
  Templeton Foreign Fund                              71,973          60,744           7,120
  American Express Trust Equity Index
    Fund II                                          376,504         209,665          23,979
  Interest Fund                                            0               0       1,641,457
  Dreyfus Equity Fund                                      0               0         655,850
  Vanguard Explorer Fund                                   0               0         419,831
  Flagstar Companies, Inc. common stock                    0               0         393,396
                                                 -----------     -----------     -----------
Total                                            $ 4,143,303     $ 5,168,529     $ 5,840,702
                                                 ===========     ===========     ===========

Benefits paid to participants:
  Advantica Stable Value Fund                    $ 6,311,475     $ 7,345,109     $ 5,749,424
  Aggressive Blend Fund                              766,546         356,774          40,262
  Moderate Blend Fund                              1,941,588       1,895,045         884,465
  Conservative Blend Fund                            579,243          44,810          47,535
  Small Company Equity Fund                          874,139       1,045,036         507,830
  Flagstar Stock Fund                                 19,018          73,628         125,701
  Advantica Stock Fund                                 8,979               0               0
  Templeton Foreign Fund                              94,546          18,959          23,558
  American Express Trust Equity
    Index Fund II                                    449,575         204,990          52,966
  Interest Fund                                            0               0      12,929,498
  Dreyfus Equity Fund                                      0               0       1,990,906
  Vanguard Explorer Fund                                   0               0       1,260,088
  Flagstar Companies, Inc. common stock                    0               0         425,070
                                                 -----------     -----------     -----------
Total                                            $11,045,109     $10,984,351     $24,037,303
                                                 ===========     ===========     ===========

Transfer to Advantica 401(k) Plan:
  Advantica Stable Value Fund                    $41,711,760     $         0     $         0
  Aggressive Blend Fund                            3,783,634               0               0
  Moderate Blend Fund                             11,651,169               0               0
  Conservative Blend Fund                          1,009,862               0               0
  Small Company Equity Fund                        5,837,718               0               0
  Templeton Foreign Fund                             755,457               0               0
  American Express Trust Equity Index
    Fund II                                        3,802,462               0               0
  Advantica Stock Fund                               119,153               0               0
                                                 -----------     -----------     -----------
Total                                            $68,671,215     $         0     $         0
                                                 ===========     ===========     ===========

DENNY'S 401(K) PLAN


IRS FORM 5500, ITEM 27(D) - SCHEDULE OF REPORTABLE TRANSACTIONS
PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 1, 1998


5% REPORT BY ASSET - AGGREGATE

                                                                                                 Current
                                                                                                Value of
                                                                                                Asset on
 Identity of                                          Purchase      Selling       Cost of     Transaction
Party Involved       Description of Asset              Price         Price         Asset          Date        Net Gain
--------------       --------------------            ----------    ----------    ----------    ----------    ----------
American Express     Advantica Stable Value Fund
                      155 Sales                      $        0    $8,491,215    $7,673,891    $8,491,215    $  817,324
                      71 Purchases                    3,470,116             0     3,470,116     3,470,116             0

American Express     Moderate Blend Fund
                      143 Sales                               0     2,606,910     2,181,069     2,606,910       425,841
                      75 Purchases                    1,513,379             0     1,513,379     1,513,379             0

American Express     American Express Trust Equity
                     Index Fund II
                      72 Sales                                0     2,173,827     1,711,517     2,173,827       462,310
                      138 Purchases                   3,905,436             0     3,905,436     3,905,436             0