Form 10-Q
period 1999-06-30
ADVANTICA RESTAURANT GROUP INC
filed 1999-08-16
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________

Commission file number                0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

         Delaware                                              13-3487402
-------------------------------                          -----------------------
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

                 Yes   [X]                            No   [ ]

As of August 13, 1999, 40,025,207 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)


                                                                             Quarter               Quarter
                                                                              Ended                 Ended
                                                                          June 30, 1999          July 1, 1998
                                                                          -------------          ------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                $   389,369           $   393,674
   Franchise and licensing revenue                                              16,646                14,260
                                                                           -----------           -----------
      Total operating revenue                                                  406,015               407,934
                                                                           -----------           -----------
Cost of company restaurant sales:
   Product costs                                                               102,423               102,582
   Payroll and benefits                                                        150,977               149,012
   Occupancy                                                                    22,429                21,838
   Other operating expenses                                                     57,024                62,235
                                                                           -----------           -----------
      Total costs of company restaurant sales                                  332,853               335,667
Franchise restaurant costs                                                       9,176                 6,506
General and administrative expenses                                             17,485                15,006
Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                            31,844                35,446
Depreciation and other amortization                                             36,382                38,067
Gains on refranchising and other, net                                           (5,115)                 (457)
                                                                           -----------           -----------
      Total operating costs and expenses                                       422,625               430,235
                                                                           -----------           -----------
Operating loss                                                                 (16,610)              (22,301)
                                                                           -----------           -----------
Other expenses:
   Interest expense, net                                                        26,090                28,170
   Other nonoperating expenses, net                                                 26                   161
                                                                           -----------           -----------
      Total other expenses, net                                                 26,116                28,331
                                                                           -----------           -----------
Loss before taxes                                                              (42,726)              (50,632)
(Benefit from) provision for income taxes                                         (334)                  381
                                                                           -----------           -----------
Loss from continuing operations                                                (42,392)              (51,013)
Discontinued operations:
   Income (loss) from operations of discontinued operations, net of
     applicable income taxes of: 1998 -- $0; 1999 -- $0                          1,186                (2,277)
                                                                           -----------           -----------
Net loss applicable to common shareholders                                 $   (41,206)          $   (53,290)
                                                                           ===========           ===========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)


                                                                             Quarter               Quarter
                                                                              Ended                 Ended
                                                                          June 30, 1999         July 1, 1998
                                                                          -------------         ------------
(In thousands, except per share amounts)
Per share amounts applicable to common shareholders:
Basic earnings per share:
   Loss from continuing operations                                          $   (1.06)            $   (1.27)
   Income (loss) from discontinued operations, net                               0.03                 (0.06)
                                                                            ---------             ---------
   Net loss                                                                 $   (1.03)            $   (1.33)
                                                                            =========             =========

   Average outstanding shares                                                  40,025                40,005
                                                                            =========             =========

Diluted earnings per share:
   Loss from continuing operations                                          $   (1.06)            $   (1.27)
   Income (loss) from discontinued operations, net                               0.03                 (0.06)
                                                                            ---------             ---------
   Net loss                                                                 $   (1.03)            $   (1.33)
                                                                            =========             =========

   Average outstanding shares and equivalent common shares,                    40,025                40,005
      unless antidilutive                                                   =========             =========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)



                                                                     SUCCESSOR COMPANY                   PREDECESSOR COMPANY
                                                           --------------------------------------        -------------------
                                                            Two Quarters        Twenty-Five Weeks             One Week
                                                               Ended                 Ended                      Ended
                                                           June 30, 1999          July 1, 1998             January 7, 1998
                                                           -------------        -----------------          ---------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                 $  758,407             $  739,511                $   30,245
   Franchise and licensing revenue                              31,886                 26,079                     1,333
                                                            ----------             ----------                ----------
      Total operating revenue                                  790,293                765,590                    31,578
                                                            ----------             ----------                ----------
Cost of company restaurant sales:
   Product costs                                               201,567                192,686                     8,053
   Payroll and benefits                                        299,341                284,176                    11,840
   Occupancy                                                    43,727                 42,691                       839
   Other operating expenses                                    115,646                119,039                     5,068
                                                            ----------             ----------                ----------
      Total costs of company restaurant sales                  660,281                638,592                    25,800
Franchise restaurant costs                                      16,641                 11,481                       667
General and administrative expenses                             36,340                 28,819                     2,323
Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                            63,761                 66,932                        --
Depreciation and other amortization                             68,979                 60,998                     1,584
Gains on refranchising and other, net                           (8,289)                (3,492)                   (7,653)
                                                            ----------             ----------                ----------
      Total operating costs and expenses                       837,713                803,330                    22,721
                                                            ----------             ----------                ----------
Operating (loss) income                                        (47,420)               (37,740)                    8,857
                                                            ----------             ----------                ----------
Other expenses:
   Interest expense, net                                        52,493                 52,507                     2,569
   Other nonoperating expenses (income), net                     1,181                  1,136                      (313)
                                                            ----------             ----------                ----------
      Total other expenses, net                                 53,674                 53,643                     2,256
                                                            ----------             ----------                ----------
(Loss) income before reorganization items and taxes           (101,094)               (91,383)                    6,601
Reorganization items                                                --                     --                  (626,981)
                                                            ----------             ----------                ----------
(Loss) income before taxes                                    (101,094)               (91,383)                  633,582
(Benefit from) provision for income taxes                         (674)                 1,000                   (13,829)
                                                            ----------             ----------                ----------
(Loss) income from continuing operations                      (100,420)               (92,383)                  647,411
Discontinued operations:
   Reorganization items of discontinued operations, net
       of income tax provision of $7,509                            --                     --                   136,113
   Loss from operations of discontinued operations, net
      of applicable income taxes of: 1998 -- $0                 (2,466)                (3,987)                   (1,451)
                                                            ----------             ----------                ----------
(Loss) income before extraordinary items                      (102,886)               (96,370)                  782,073
Extraordinary items                                                 --                     --                  (612,845)
                                                            ----------             ----------                ----------
Net (loss) income                                             (102,886)               (96,370)                1,394,918
Dividends on preferred stock                                        --                     --                      (273)
                                                            ----------             ----------                ----------
Net (loss) income applicable to common shareholders         $ (102,886)            $  (96,370)               $1,394,645
                                                            ==========             ==========                ==========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)


                                                                     SUCCESSOR COMPANY                   PREDECESSOR COMPANY
                                                           --------------------------------------        -------------------
                                                            Two Quarters        Twenty-Five Weeks             One Week
                                                               Ended                 Ended                      Ended
                                                           June 30, 1999          July 1, 1998             January 7, 1998
                                                           -------------        -----------------          ---------------
(In thousands, except per share amounts)
Per share amounts applicable to common shareholders:
Basic earnings per share:
   (Loss) income from continuing operations                 $    (2.51)            $    (2.31)               $   15.26
   (Loss) income from discontinued operations, net               (0.06)                 (0.10)                    3.17
                                                            ----------             ----------                ---------
   (Loss) income before extraordinary items                      (2.57)                 (2.41)                   18.43
   Extraordinary items                                              --                     --                    14.44
                                                            ----------             ----------                ---------
   Net (loss) income                                        $    (2.57)            $    (2.41)               $   32.87
                                                            ==========             ==========                =========

   Average outstanding shares                                   40,022                 40,002                   42,434
                                                            ==========             ==========                =========

Diluted earnings per share:
   (Loss) income from continuing operations                 $    (2.51)            $    (2.31)               $   11.74
   (Loss) income from discontinued operations, net               (0.06)                 (0.10)                    2.44
                                                            ----------             ----------                ---------
   (Loss) income before extraordinary items                      (2.57)                 (2.41)                   14.18
   Extraordinary items                                              --                     --                    11.12
                                                            ----------             ----------                ---------
   Net (loss) income                                        $    (2.57)            $    (2.41)               $   25.30
                                                            ==========             ==========                =========

   Average outstanding shares and equivalent common shares,     40,022                 40,002                   55,132
      unless antidilutive                                   ==========             ==========                =========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                                 June 30, 1999                  December 30, 1998
                                                                                 -------------                  -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                                     $    150,217                    $    224,768
   Receivables, less allowance for doubtful accounts of:
      1999 --$4,235; 1998 -- $4,098                                                    15,086                          16,773
   Inventories                                                                         16,143                          16,341
   Net assets held for sale                                                            83,965                          87,675
   Other                                                                               12,051                          14,085
   Restricted investments securing in-substance defeased debt                          20,215                          19,025
                                                                                 ------------                    ------------
                                                                                      297,677                         378,667
                                                                                 ------------                    ------------

Property and equipment                                                                787,731                         747,440
Less accumulated depreciation                                                         171,309                         117,177
                                                                                 ------------                    ------------
                                                                                      616,422                         630,263
                                                                                 ------------                    ------------

Other Assets:
   Reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization of:
      1999 -- $194,201; 1998 -- $130,501                                              448,621                         513,569
   Other intangible assets, net of accumulated amortization of:
      1999 -- $18,191; 1998 -- $12,289                                                191,637                         189,379
   Deferred financing costs, net                                                       22,959                          24,913
   Other                                                                               39,398                          37,231
   Restricted investments securing in-substance defeased debt                         147,906                         156,721
                                                                                 ------------                    ------------
                                                                                 $  1,764,620                    $  1,930,743
                                                                                 ============                    ============


Liabilities
Current Liabilities:
   Current maturities of notes and debentures                                    $      7,613                    $     17,599
   Current maturities of capital lease obligations                                     15,396                          16,503
   Current maturities of in-substance defeased debt                                    13,660                          12,183
   Accounts payable                                                                    68,068                          94,457
   Accrued salaries and vacations                                                      49,276                          48,350
   Accrued insurance                                                                   24,751                          31,611
   Accrued taxes                                                                       18,927                          19,331
   Accrued interest                                                                    43,429                          44,784
   Other                                                                               81,916                          89,848
                                                                                 ------------                    ------------
                                                                                      323,036                         374,666
                                                                                 ------------                    ------------
Long-Term Liabilities:
   Notes and debentures, less current maturities                                      914,758                         911,266
   Capital lease obligations, less current maturities                                  71,851                          63,323
   In-substance defeased debt, less current maturities                                155,052                         166,579
   Deferred income taxes                                                                3,848                           5,400
   Liability for self-insured claims                                                   38,215                          42,559
   Other noncurrent liabilities and deferred credits                                  124,595                         130,906
                                                                                 ------------                    ------------
                                                                                    1,308,319                       1,320,033
                                                                                 ------------                    ------------
Total liabilities                                                                   1,631,355                       1,694,699
                                                                                 ------------                    ------------
Shareholders' Equity                                                                  133,265                         236,044
                                                                                 ------------                    ------------
                                                                                 $  1,764,620                    $  1,930,743
                                                                                 ============                    ============

                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)

                                                                            SUCCESSOR COMPANY                    PREDECESSOR COMPANY
                                                                    ------------------------------------         -------------------
                                                                     Two Quarters            Twenty-Five              One Week
                                                                        Ended                Weeks Ended                Ended
                                                                    June 30, 1999           July 1, 1998           January 7, 1998
                                                                    -------------           ------------           ---------------
(In thousands)
Cash Flows from Operating Activities:
Net (loss) income                                                    $ (102,886)             $  (96,370)             $  1,394,918
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                            63,761                  66,932                       ---
   Depreciation and other amortization                                   68,979                  60,998                     1,584
   Amortization of deferred gains                                        (5,275)                 (5,470)                     (202)
   Amortization of deferred financing costs                               3,824                   2,990                       111
   Deferred income tax benefit                                           (1,499)                    ---                   (13,856)
   Gains on refranchising and other, net                                 (8,289)                 (3,492)                   (7,653)
   Equity in (income) loss from discontinued operations, net              2,466                   3,987                  (134,662)
   Amortization of debt premium                                          (7,623)                 (4,895)                      ---
   Noncash reorganization items                                             ---                     ---                  (627,324)
   Extraordinary items                                                      ---                     ---                  (612,845)
   Other                                                                     (9)                   (203)                     (333)
Changes in Assets and Liabilities Net of Effects of
   Acquisition and Dispositions:
   Decrease (increase) in assets:
      Receivables                                                         3,227                  (2,876)                   (2,058)
      Inventories                                                          (119)                     61                       237
      Other current assets                                                 (349)                 (4,804)                    1,496
      Assets held for sale                                                  ---                  (2,835)                    1,488
      Other assets                                                       (8,080)                 22,364                    (1,049)
   Increase (decrease) in liabilities:
      Accounts payable                                                  (25,960)                (14,740)                   (4,480)
      Accrued salaries and vacations                                        926                 (14,032)                    5,945
      Accrued taxes                                                        (524)                (15,280)                     (894)
      Other accrued liabilities                                         (17,703)                 (5,000)                    9,519
      Other noncurrent liabilities and deferred credits                  (4,196)                 13,396                    (1,245)
                                                                     ----------              ----------             -------------
Net cash flows (used in) from operating activities                      (39,329)                    731                     8,697
                                                                    -----------              ----------             -------------

Cash Flows from Investing Activities:
   Purchase of property                                                 (22,157)                (15,698)                       (1)
   Acquisition of restaurant units                                      (10,853)                    ---                       ---
   Proceeds from disposition of property                                  7,717                     191                     7,255
   (Advances to) receipts from discontinued operations, net               1,195                   6,444                       564
   Proceeds from sale of discontinued operations, net                       ---                 460,424                       ---
   Purchase of investments securing in-substance defeased
       debt                                                                 ---                (201,713)                      ---
   Proceeds from maturity of investments securing
       in-substance defeased debt                                         9,675                  14,213                       ---
   Other long-term assets, net                                              ---                  (1,611)                      ---
                                                                     ----------              ----------             -------------
Net cash flows (used in) provided by investing activities               (14,423)                262,250                     7,818
                                                                     ----------              ----------             -------------
                             See accompanying notes




Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)


                                                                            SUCCESSOR COMPANY                    PREDECESSOR COMPANY
                                                                    ------------------------------------         -------------------
                                                                     Two Quarters            Twenty-Five              One Week
                                                                        Ended                Weeks Ended                Ended
                                                                    June 30, 1999           July 1, 1998           January 7, 1998
                                                                    -------------           ------------           ---------------

(In thousands)
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                            $   30,000              $      ---             $         ---
   Long-term debt payments                                              (48,164)                (19,646)                   (6,870)
   Deferred financing costs                                              (2,285)                    ---                    (4,971)
   Debt transaction costs                                                  (350)                    ---                       ---
                                                                     ----------              ----------             -------------
Net cash flows used in financing activities                             (20,799)                (19,646)                  (11,841)
                                                                     ----------              ----------             -------------

Increase (decrease) in cash and cash equivalents                        (74,551)                243,335                     4,674
Cash and Cash Equivalents at:
   Beginning of period                                                  224,768                  58,753                    54,079
                                                                     ----------              ----------             -------------
   End of period                                                     $  150,217              $  302,088                $   58,753
                                                                     ==========              ==========             =============



                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

Note 1.  GENERAL

Advantica Restaurant Group, Inc. ("Advantica" or, together with its subsidiaries including predecessors, the "Company"), through its wholly-owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. ("FRD") (and their respective subsidiaries), owns and operates the Denny's, Coco's, Carrows, and El Pollo Loco restaurant brands. At June 30, 1999, the Company has accounted for El Pollo Loco ("EPL") as a discontinued operation in its Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). See Note 6.

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

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 30, 1998 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 1998 Annual Report on Form 10-K. The results of operations for the two quarters ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1999.

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

Note 3.  ACQUISITION

In March 1999, Denny's, Inc. ("Denny's"), a wholly-owned subsidiary of the Company, purchased 30 operating restaurants in western New York from Perk Development Corp., a former franchisee of Perkins Family Restaurants, L.P. The acquisition of the units has been accounted for under the purchase method of accounting. The purchase price of approximately $24.7 million, consisting of cash of approximately $10.9 million and capital leases and other liabilities assumed of approximately $13.8 million, exceeded the estimated fair value of the restaurants' identifiable assets by approximately $9.5 million. Denny's took possession of the restaurants on March 1, 1999. By March 8, 1999, 26 units were opened as Company-owned restaurants and one unit was reopened as a refranchised restaurant. The other units have remained closed and are being evaluated for ultimate reopening or disposition.

Note 4.  REPURCHASE OF SENIOR NOTES

In March 1999, the Company repurchased $20 million aggregate principal amount of its 11 1/4% Senior Notes due 2008 (the "Senior Notes") for approximately $20.8 million, including approximately $469,000 of accrued interest. The repurchase of the notes resulted in an immaterial gain.

Note 5.  NEW FRD CREDIT FACILITY

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new credit agreement with The Chase Manhattan Bank ("Chase") and Credit Lyonnais New York Branch ("Credit Lyonnais") and other lenders named therein and thereby established a $70 million Senior Secured Credit Facility (the "New FRD Credit Facility") to replace the bank facility previously in effect for the Company's Coco's and Carrows operations (the "Old FRD Credit Facility") which was scheduled to mature in August 1999. The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003.

Note 6.  DISCONTINUED OPERATIONS

During the second quarter of 1999, the Company announced that a formal plan was approved by the Board of Directors to explore the possible sale of EPL. The Company has identified a select group of interested parties and expects to receive final and binding bid proposals by the end of August. It is anticipated that a sale will be completed during fiscal year 1999 and will result in a gain upon disposal. The financial statements presented herein have been reclassified for all periods to reflect EPL as a discontinued operation in accordance with APB 30.

On April 1, 1998, the Company consummated the sale of Flagstar Enterprises, Inc. ("FEI"), the wholly-owned subsidiary which had operated Hardee's restaurants under licenses from Hardee's Food Systems. In addition, on June 10, 1998, the Company consummated the sale of Quincy's Restaurants, Inc. ("Quincy's"), the wholly-owned subsidiary which had operated the Company's Quincy's Family Steakhouse restaurants. The Statements of Consolidated Operations and Cash Flows presented herein for the twenty-five weeks ended July 1, 1998 and the one week ended January 7, 1998 reflect FEI and Quincy's as discontinued operations in accordance with APB 30.

Revenue and operating income of the discontinued operations for the reported periods are as follows:


                                                                                                                     PREDECESSOR
                                                                 SUCCESSOR COMPANY                                     COMPANY
                                       ---------------------------------------------------------------------      ----------------
                                         Quarter            Quarter         Two Quarters         Twenty-Five          One Week
                                          Ended              Ended              Ended            Weeks Ended            Ended
                                       June 30,1999       July 1,1998       June 30, 1999       July 1, 1998       January 7, 1998
                                       ------------       -----------       -------------       ------------       ---------------
(In millions)
REVENUE
EPL                                     $   36.2           $   32.2           $   68.6            $   60.2           $     2.0
FEI                                          ---                ---                ---               116.2                 9.2
Quincy's                                     ---               32.5                ---                78.7                 3.5
                                        --------           --------           --------            --------           ---------
                                        $   36.2           $   64.7           $   68.6            $  255.1           $    14.7
                                        ========           ========           ========             =======           =========

OPERATING INCOME
EPL                                    $     4.2          $     1.8          $     3.4           $     2.6           $    (0.2)
FEI                                          ---                ---                ---                 5.5                 0.2
Quincy's                                     ---               (0.9)               ---                 0.2                (0.1)
                                       ---------          ---------          ---------           ---------           ---------
                                       $     4.2          $     0.9          $     3.4           $     8.3           $    (0.1)
                                       =========          =========          =========           =========           =========


The net assets of EPL are included in Net assets held for sale in the Consolidated Balance Sheets and consist of the following:


                                        June 30, 1999          December 30, 1998
                                        -------------          -----------------
(In thousands)
Assets
Current assets                           $     5,175              $     4,361
Property owned, net                           65,366                   63,050
Other assets                                  69,687                   75,729
                                          ----------              -----------
                                             140,228                  143,140
                                          ----------              -----------
Less liabilities
Current liabilities                           20,823                   16,799
Long-term liabilities                         35,440                   38,666
                                          ----------              -----------
Total liabilities                             56,263                   55,465
                                          ----------              -----------
Net assets held for sale                   $  83,965              $    87,675
                                          ==========              ===========

Note 7.  COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended June 30, 1999 and July 1, 1998, and for the two quarters ended June 30, 1999, the twenty-five weeks ended July 1, 1998, and the one week ended January 7, 1998, is as follows:

                                                                                                                     PREDECESSOR
                                                                 SUCCESSOR COMPANY                                     COMPANY
                                       ---------------------------------------------------------------------      ----------------
                                         Quarter            Quarter         Two Quarters         Twenty-Five          One Week
                                          Ended              Ended              Ended            Weeks Ended            Ended
                                       June 30,1999       July 1,1998       June 30, 1999       July 1, 1998       January 7, 1998
                                       ------------       -----------       -------------       ------------       ---------------

(In thousands)
Net (loss) income, excluding
  adjustments for reorganization and
  fresh start reporting for the one
  week ended January 7, 1998            $ (41,206)          $  (53,290)        $ (102,886)         $ (96,370)         $   (3,087)
Other comprehensive income:
  Foreign currency translation
  adjustment                                  (22)                 ---                (31)                ---                ---
                                        ---------           ----------         ----------          ----------         ----------
Comprehensive income                    $ (41,228)          $  (53,290)        $ (102,917)         $ (96,370)         $   (3,087)
                                        =========           ==========         ==========          =========          ==========

Note 8.  EARNINGS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The following table sets forth the computation of basic and diluted loss per share:

                                                                                                                     PREDECESSOR
                                                                 SUCCESSOR COMPANY                                     COMPANY
                                       ---------------------------------------------------------------------      ----------------
                                            Quarter            Quarter         Two Quarters         Twenty-Five       One Week
                                             Ended              Ended              Ended            Weeks Ended         Ended
                                          June 30,1999       July 1,1998       June 30, 1999       July 1, 1998    January 7, 1998
                                          ------------       -----------       -------------       ------------    ---------------
(In thousands, except per share amounts)
Numerator:
 (Loss) income from continuing operations  $ (42,392)         $ (51,013)        $ (100,420)         $  (92,383)     $   647,411
 Preferred stock dividends                       ---                ---                ---                 ---            (273)
                                           ----------         ---------         ----------          ----------      ----------
 Numerator for basic (loss) earnings per
  share -- (loss) income from continuing
  operations available to common
  shareholders                               (42,392)           (51,013)          (100,420)            (92,383)        647,138
                                           ----------         ---------         ----------          ----------     -----------
    Effect of dilutive securities:
     $2.25 Series A Cumulative Convertible
       Exchangeable Preferred Stock               ---               ---                ---                 ---             273
     10% Convertible Junior Subordinated
       Debentures                                 ---               ---                ---                 ---             ---
                                           ----------         ---------         ----------          ----------     -----------
                                                  ---               ---                ---                 ---             273
                                           ----------         ---------         ----------          ----------     -----------
 Numerator for diluted (loss) earnings
  per share -- (loss) income from
  continuing operations available to
  common shareholders after assumed
  conversions                              $ (42,392)         $ (51,013)        $ (100,420)         $  (92,383)     $  647,411
                                           =========          =========         ==========          ==========      ==========

Denominator:
 Denominator for basic earnings per share
  -- weighted average shares                  40,025             40,005             40,022              40,002          42,434
                                           ---------          ---------         ----------          ----------      ----------
    Effect of dilutive securities:
     $2.25 Series A Cumulative Convertible
      Exchangeable Preferred Stock               ---                ---                ---                 ---           8,562
     10% Convertible Junior Subordinated
      Debentures                                 ---                ---                ---                 ---           4,136
                                           ---------          ---------         ----------          ----------      ----------
 Dilutive potential common shares                ---                ---                ---                 ---          12,698
                                           ---------          ---------         ----------          ----------      ----------
  Denominator for diluted (loss) earnings
   per share -- adjusted weighted average
   shares and assumed conversions             40,025             40,005             40,022              40,002          55,132
                                           =========          =========         ==========          ==========      ==========
Basic (loss) earnings per share from
 continuing operations                     $   (1.06)         $   (1.27)        $    (2.51)         $    (2.31)     $    15.26
                                           =========          =========         ==========          ==========      ==========
Diluted (loss) earnings per share from     $   (1.06)         $   (1.27)        $    (2.51)         $    (2.31)     $    11.74
 continuing operations                     =========          =========         ==========          ==========      ==========


The calculations of basic and diluted loss per share have been based on the weighted average number of Company shares outstanding. Because of the loss from continuing operations for the quarters ended June 30, 1999 and July 1, 1998 and for the two quarters ended June 30, 1999 and the twenty-five weeks ended July 1, 1998, warrants and options of the Successor Company have been omitted from the calculation of weighted average dilutive shares for those periods.

Note 9.  SEGMENT INFORMATION

The Company currently operates four restaurant concepts -- Denny's, Coco's, Carrows and El Pollo Loco -- and each concept is considered a reportable segment. El Pollo Loco has been reclassified as a discontinued operation in the consolidated financial statements; therefore, its operating results are shown separately in this section. The "Corporate and other" segment consists primarily of corporate operations.

Advantica evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization and charges for (recoveries of) restructuring and impairment ("EBITDA as defined"). EBITDA as defined, which is defined by the Company as operating income before depreciation, amortization and charges for (recoveries of) restructuring and impairment, is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

                                                                                                                     PREDECESSOR
                                                                 SUCCESSOR COMPANY                                     COMPANY
                                       ---------------------------------------------------------------------      ----------------
                                         Quarter            Quarter         Two Quarters         Twenty-Five          One Week
                                          Ended              Ended              Ended            Weeks Ended            Ended
                                       June 30,1999       July 1,1998       June 30, 1999       July 1, 1998       January 7, 1998
                                       ------------       -----------       -------------       ------------       ---------------
(In millions)
REVENUE
Denny's                                 $   306.0         $   293.9           $   594.6           $  548.1           $     23.2
Coco's                                       57.2              65.8               112.1              126.3                  4.9
Carrows                                      42.0              48.2                82.1               91.2                  3.5
Corporate and other                           0.8               ---                 1.5                ---                  ---
                                        ---------         ---------           ---------           --------           ----------
Total consolidated revenue from
   continuing operations                $   406.0         $   407.9           $   790.3           $  765.6           $     31.6
                                        =========         =========           =========           ========           ==========

Revenue from discontinued operations:
El Pollo Loco                           $     36.2        $     32.2          $    68.6           $   60.2           $      2.0
                                        ==========        ==========          =========           ========           ==========


EBITDA AS DEFINED
Denny's                                 $    46.3         $    41.2           $     81.9          $   74.4           $     11.1
Coco's                                        7.4              10.2                 12.8              17.6                  0.8
Carrows                                       5.1               6.4                  7.6              10.8                  ---
Corporate and other                          (7.2)             (6.6)               (17.0)            (12.6)                (1.5)
                                        ---------         ---------           ----------          --------           ----------
Total EBITDA as defined from
    continuing operations                    51.6              51.2                 85.3              90.2                 10.4
Depreciation and amortization expense       (68.2)            (73.5)              (132.7)           (127.9)                (1.6)
Other charges:
   Interest expense, net                    (26.1)            (28.2)               (52.5)            (52.5)                (2.5)
   Other - net                                ---              (0.1)                (1.2)             (1.2)                 0.3
Reorganization items                          ---               ---                  ---               ---                627.0
                                        ---------         ---------           ----------          --------           ----------
Consolidated (loss) income from
 continuing operations before income
 taxes and extraordinary items          $   (42.7)        $  (50.6)           $   (101.1)         $  (91.4)          $    633.6
                                        =========         ========            ==========          ========           ==========

EBITDA as defined from discontinued
 operations:
El Pollo Loco                           $     9.1         $    6.5            $     13.3          $   11.6           $     (0.1)
                                        =========         ========            ==========          ========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of June 30, 1999 and the results of operations for the quarter and two quarters ended June 30, 1999 as compared to the quarter ended July 1, 1998 and the twenty-five weeks ended July 1, 1998 and one week ended January 7, 1998. For purposes of providing a meaningful comparison of the Company's year-to-date operating performance, the following discussion and presentation of the results of operations for the twenty-five weeks ended July 1, 1998 and the one week ended January 7, 1998 will be combined and referred to as the two quarters ended July 1, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, including its "Strategic Focus" and "Impact of the Year 2000" sections, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica and its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Words such as "expects," "anticipates," "believes," "projects," "intends," "plans" and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause actual performance to differ materially from the performance indicated by such statements include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; the ability of the Company to mitigate the impact of the Year 2000 issue successfully; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis of Financial Condition and Result of Operations in, and Exhibit 99 to, the Company's Annual Report on Form 10-K for the period ended December 30, 1998.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JULY 1, 1998

The Company's CONSOLIDATED REVENUE for the second quarter of 1999 decreased $1.9 million (0.5%) compared to the second quarter of 1998. Company restaurant sales decreased $4.3 million primarily due to a net 42-unit decrease in Company-owned Coco's and Carrows restaurants, partially offset by higher sales at Denny's. Franchise and licensing revenue increased $2.4 million, primarily attributable to a 112-unit increase in Denny's, Coco's and Carrows' franchised and licensed restaurants. Denny's reported revenue increases reflecting positive same-store sales growth and increased franchise revenue in the quarter. The revenue growth at Denny's was offset, however, by lower revenue at Coco's and Carrows, where fewer Company-owned units and lower same-store sales resulted in 13.1% and 12.9% declines in revenue, respectively.

CONSOLIDATED OPERATING EXPENSES decreased $7.6 million (1.8%) compared to the prior year quarter. Excluding the impact of a $4.7 million increase in refranchising and other gains, operating expenses decreased $2.9 million. This decrease is primarily attributable to a net decrease of 42 Company-owned Coco's and Carrows restaurants, partially offset by increases in food and payroll costs at Denny's. Additionally, depreciation and other amortization decreased as a result of an adjustment made in the prior year quarter relating to the revaluation of assets and liabilities in accordance with fresh start reporting. Depreciation expense for the quarter ended July 1, 1998 included an adjustment to increase depreciation for the difference between the actual impact of the revaluation on depreciation for the 12 weeks ended April 1, 1998 and the estimated impact originally reported for that period. General and administrative expenses increased compared to the prior year quarter as a result of an insurance recovery recorded in the 1998 quarter, which was reflected as a credit to operating expenses.

The Company's consolidated EBITDA AS DEFINED increased $0.4 million (0.8%) compared to the prior year quarter. This increase is a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

CONSOLIDATED OPERATING LOSS decreased $5.7 million compared to the prior year quarter as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $26.1 million for the second quarter of 1999, a decrease of $2.1 million compared to the prior year quarter. This decrease in interest expense, net, resulted primarily from lower debt balances in the current year quarter and an allocation of $3.0 million of interest expense to discontinued operations in the current year quarter compared to $2.8 million in the prior year quarter.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended June 30, 1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 0.8% for the second quarter of 1999 compared to an income tax provision of approximately 0.8% for the second quarter of 1998.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the quarters ended June 30, 1999 and July 1, 1998 to reflect EPL as DISCONTINUED OPERATIONS in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income of EPL for the quarters ended June 30, 1999 and July 1, 1998 were $36.2 million and $4.2 million and $32.2 million and $1.8 million, respectively. Additionally, the Statements of Consolidated Operations and Cash Flows presented herein for the quarter ended July 1, 1998 also reflect Quincy's as discontinued operations. Quincy's revenue and operating loss for the quarter ended July 1, 1998 were $32.5 million and $0.9 million respectively. Income from operations of discontinued operations increased $3.5 million as a result of the completion of the sale of Quincy's during 1998 and improved operating results at EPL.

NET LOSS was $41.2 million for the second quarter of 1999 compared to a net loss of $53.3 million for the second quarter of 1998, primarily as a result of the factors discussed above.

Restaurant Operations:

The table below summarizes restaurant unit activity for the quarter ended June 30, 1999.


                                      Ending                            Units             Net             Ending          Ending
                                       Units             Units          Sold/            Units             Units           Units
                                  March 31, 1999        Opened         Closed         Refranchised     June 30, 1999    July 1, 1998
                                  --------------        ------         ------         ------------     -------------    ------------
Denny's
   Company-owned units                     894               --            (1)              (10)                883           874
   Franchised units                        840               14            (2)               10                 862           780
   Licensed units                           18               --            (1)               --                  17            18
                                       -------           ------        ------            ------              ------        ------
                                         1,752               14            (4)               --               1,762         1,672

Coco's
   Company-owned units                     150               --            --                --                 150           175
   Franchised units                         33                2            (1)               --                  34            17
   Licensed units                          298                3            --                --                 301           296
                                       -------           ------        ------            ------              ------        ------
                                           481                5            (1)               --                 485           488

Carrows
   Company-owned units                     122               --            (1)               (1)                120           137
   Franchised units                         26               --            --                 1                  27            18
                                       -------           ------        ------            ------              ------        ------
                                           148               --            (1)               --                 147           155
                                       -------           ------        ------            ------              ------        ------
                                         2,381               19            (6)               --               2,394         2,315

Assets Held for Sale:
El Pollo Loco
   Company-owned units                     102                2            --                 4                 108           100
   Franchised units                        161                1            (1)               (4)                157           154
   Licensed units                            4               --            --                --                   4             4
                                     ---------           ------        ------            ------              ------       -------
                                           267                3            (1)               --                 269           258
                                       -------           ------        ------            ------              ------       -------
                                         2,648               22            (7)               --               2,663         2,573
                                        ======            =====        ======            ======              ======       =======



DENNY'S

                                                                                  Quarter Ended                          %
                                                                         June 30, 1999        July 1, 1998       Increase/(Decrease)
                                                                         -------------        ------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                     $    529.9           $     489.0                 8.4
                                                                          ==========           ===========

Net company sales                                                         $    291.5           $     281.1                 3.7
Franchise and licensing revenue                                                 14.5                  12.8                13.3
                                                                          ----------           -----------
   Total revenue                                                               306.0                 293.9                 4.1
                                                                          ----------           -----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                          20.2                  19.8                 2.0
   Other                                                                       285.4                 279.2                 2.2
                                                                          ----------           -----------
   Total operating expenses                                                    305.6                 299.0                 2.2
                                                                          ----------           -----------
Operating income (loss)                                                   $      0.4           $      (5.1)                 NM
                                                                          ==========           ===========

EBITDA as defined                                                         $     46.3           $      41.2                12.4

Average unit sales
   Company-owned                                                             331,300               320,800                 3.3
   Franchised                                                                286,500               274,300                 4.4

Same-store sales increase/(decrease) (Company-owned)                            4.1%                  0.9%

NM = Not Meaningful


Denny's NET COMPANY SALES for the second quarter of 1999 increased $10.4 million (3.7%) compared to the second quarter of 1998. The increase reflects growth in same-store sales which was driven primarily by a higher guest check average. The higher guest check average resulted from successful promotions of higher-priced menu items and from moderate price increases. FRANCHISE AND LICENSING REVENUE increased $1.7 million (13.3%), primarily attributable to a net increase of 82 franchised units over the prior year quarter.

Denny's OPERATING EXPENSES increased $6.6 million (2.2%) compared to the prior year quarter. Excluding the impact of a $3.5 million increase in refranchising and other gains, operating expenses increased $10.1 million. The increase is primarily the result of increased sales coupled with higher food and labor costs. Higher food costs for the current year quarter resulted from a shift in the menu mix to higher cost items. Increased labor costs resulted from higher wage rates driven by market conditions. The increase in food and labor costs was partially offset by a decrease in other operating expenses. Additionally, depreciation and other amortization decreased as a result of an adjustment made in the prior year quarter relating to the revaluation of assets and liabilities in accordance with fresh start reporting. Depreciation expense for the quarter ended July 1, 1998 included an adjustment to increase depreciation for the difference between the actual impact of the revaluation on depreciation for the 12 weeks ended April 1, 1998 and the estimated impact originally reported for that period.

EBITDA AS DEFINED increased $5.1 million (12.4%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

Denny's OPERATING INCOME increased $5.5 million compared to the prior year quarter as a result of the factors noted above.

COCO'S

                                                                                  Quarter Ended                          %
                                                                         June 30, 1999        July 1, 1998       Increase/(Decrease)
                                                                         -------------        ------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                      $      66.6         $       70.6              (5.7)
                                                                           ===========         ============

Net company sales                                                          $      55.8         $       64.8             (13.9)
Franchise and licensing revenue                                                    1.4                  1.0              40.0
                                                                           -----------         ------------
   Total revenue                                                                  57.2                 65.8             (13.1)
                                                                           -----------         ------------
Operating expenses:
   Amortization of reorganization value in excess of amounts
        allocable to identifiable assets                                           5.2                  5.6              (7.1)
   Other                                                                          54.6                 61.5             (11.2)
                                                                          ------------         ------------
   Total operating expenses                                                       59.8                 67.1             (10.9)
                                                                          ------------         ------------
Operating loss                                                            $       (2.6)        $       (1.3)               NM
                                                                          ============         ============

EBITDA as defined                                                         $        7.4         $       10.2             (27.5)

Average unit sales
   Company-owned                                                               370,600               370,100              0.1
   Franchised                                                                  320,900               336,800             (4.7)

Same-store sales increase/(decrease) (Company-owned)                            (4.8%)                (0.8%)

NM = Not Meaningful

Coco's NET COMPANY SALES for the second quarter of 1999 decreased $9.0 million (13.9%) compared to the second quarter of 1998. The decrease reflects a 25-unit decrease in Company-owned restaurants and a decrease in same-store sales. FRANCHISE AND LICENSING REVENUE increased $0.4 million (40.0%), primarily attributable to a net increase of 17 franchised units and five licensed units over the prior year quarter.

Coco's OPERATING EXPENSES decreased $7.3 million (10.9%) compared to the prior year quarter, primarily resulting from the 25-unit decrease in Company-owned restaurants. The decrease in operating expenses related to fewer units is partially offset by higher labor costs due to an increase in training costs related to the installation of a new POS system and increased payroll costs driven by market conditions.

EBITDA AS DEFINED decreased $2.8 million (27.5%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs.

Coco's OPERATING INCOME decreased $1.3 million compared to the prior year quarter as a result of the factors noted above.

CARROWS

                                                                                  Quarter Ended                          %
                                                                         June 30, 1999        July 1, 1998       Increase/(Decrease)
                                                                         -------------        ------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                     $      48.4           $      52.7            (8.2)
                                                                          ===========           ===========

Net company sales                                                         $      41.4           $      47.8           (13.4)
Franchise and licensing revenue                                                   0.6                   0.4            50.0
                                                                          -----------           -----------
   Total revenue                                                                 42.0                  48.2           (12.9)
                                                                          -----------           -----------
Operating expenses:
  Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                              4.5                   4.4             2.3
  Other                                                                          40.6                  46.3           (12.3)
                                                                          -----------           -----------
  Total operating expenses                                                       45.1                  50.7           (11.0)
                                                                          -----------           -----------
Operating loss                                                            $      (3.1)          $      (2.5)          (24.0)
                                                                          ===========           ===========

EBITDA as defined                                                        $        5.1         $         6.4           (20.3)

Average unit sales
   Company-owned                                                              345,300             $ 343,600             0.5
   Franchised                                                                 262,600             $ 292,200           (10.1)

Same-store sales increase/(decrease) (Company-owned)                           (4.3%)                (1.3%)



Carrows' NET COMPANY SALES for the second quarter of 1999 decreased $6.4 million (13.4%) compared to the second quarter of 1998. The decrease reflects a 17-unit decrease in Company-owned restaurants and a decrease in same-store sales. FRANCHISE AND LICENSING REVENUE increased $0.2 million primarily attributable to a net increase of nine franchised units over the prior year quarter.

Carrows' OPERATING EXPENSES decreased $5.6 million (11.0%) compared to the prior year quarter, primarily reflecting a 17-unit decrease in Company-owned restaurants. The decrease in operating expenses related to fewer units is partially offset by higher labor costs due to an increase in training costs related to the installation of a new POS system and increased payroll costs driven by market conditions.

EBITDA AS DEFINED decreased $1.3 million (20.3%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs.

Carrows' OPERATING INCOME decreased $0.6 million compared to the prior year quarter as a result of the factors noted above.

Results of Operations

TWO QUARTERS ENDED JUNE 30, 1999 COMPARED TO TWO QUARTERS ENDED JULY 1, 1998

The Company's CONSOLIDATED REVENUE for the two quarters ended June 30, 1999 decreased $6.9 million (0.9%) compared to the 1998 comparable period. Company restaurant sales decreased $11.3 million primarily due to a net 42-unit decrease in Company-owned Coco's and Carrows restaurants, partially offset by higher sales at Denny's. Franchise and licensing revenue increased $4.5 million, primarily attributable to a 112-unit increase in Denny's, Coco's and Carrows' franchised and licensed restaurants. Denny's reported revenue increases reflecting positive same-store sales growth and increased franchise revenue in the period. The revenue growth at Denny's was offset, however, by lower revenue at Coco's and Carrows, where fewer Company-owned units and lower same-store sales resulted in 14.6% and 13.2% declines in revenue, respectively.

CONSOLIDATED OPERATING EXPENSES increased $11.7 million (1.4%) compared to the prior year comparable period. Excluding the impact of a $2.9 million decrease in refranchising and other gains, operating expenses increased $8.8 million. This increase primarily results from an increase in depreciation and other amortization as well as increased labor costs. The increase in depreciation and other amortization relates to the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed during the latter half of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent 1998 and 1999 quarters. Increased payroll costs resulted primarily from higher wage rates required to compete in the strong economy, offset by the impact of lower sales volumes at Coco's and Carrows. General and administrative expenses increased compared to the prior year period as a result of an insurance recovery recorded in the 1998 period, which was reflected as a credit to operating expenses.

The Company's consolidated EBITDA AS DEFINED decreased $15.3 million (15.2%) compared to the prior year comparable period. This decrease is a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

CONSOLIDATED OPERATING INCOME decreased $18.5 million compared to the prior year comparable period as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $52.5 million for the two quarters ended June 30, 1999, a decrease of $2.6 million (4.7%) compared to the prior year comparable period. The decrease in interest expense, net, is attributable primarily to lower debt balances in the current year period and an increase in interest income from the prior year period due to increased cash balances and investments, offset by an allocation of $5.8 million of interest expense to discontinued operations for the two quarters ended June 30, 1999 compared to an allocation of $8.6 million for the prior year period.

REORGANIZATION ITEMS recorded in the one week ended January 7, 1998 include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the consolidated financial statements included herein.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the two quarters ended June 30, 1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 0.7% for the two quarters ended June 30, 1999 compared to an income tax provision of approximately 1.1% for the twenty-five weeks ended July 1, 1998. The benefit from income taxes from continuing operations for the one-week period ended January 7, 1998 of approximately $13.8 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $1.3 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting.

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

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the two quarters ended June 30, 1999, the twenty-five weeks ended July 1, 1998 and the one week ended January 7, 1998 to reflect EPL as DISCONTINUED OPERATIONS in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating income (loss) of EPL for the two quarters ended June 30, 1999, the twenty-five weeks ended July 1, 1998 and the one week ended January 7, 1998 were $68.6 million and $3.4 million, $60.2 million and $2.6 million, and $2.0 million and $(0.2) million, respectively. Additionally, the Statements of Consolidated Operations and Cash Flows presented herein for the two quarters ended July 1, 1998 also reflect FEI and Quincy's as discontinued operations. FEI and Quincy's revenue and operating income for the twenty-five weeks ended July 1, 1998 and the one week ended January 7, 1998 were $194.9 million and $5.7 million and $12.7 million and $0.1 million, respectively. Loss from operations of discontinued operations decreased $3.0 million compared to the prior year comparable period primarily as a result of the completion of the sale of FEI and Quincy's during 1998 and improved operating results at EPL.

NET LOSS was $102.9 million for the two quarters ended June 30, 1999 compared to net income of $1.3 billion for the 1998 comparable period, primarily as a result of the adoption of fresh start reporting and the extraordinary gain recorded in the prior year quarter.

Restaurant Operations:

DENNY'S

                                                                                Two Quarters Ended                       %
                                                                         June 30, 1999        July 1, 1998       Increase/(Decrease)
                                                                         -------------        ------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                     $  1,021.1           $   945.0               8.1
                                                                          ==========           =========

Net company sales                                                         $    566.8           $   546.7               3.7
Franchise and licensing revenue                                                 27.8                24.6              13.0
                                                                          ----------           ---------
   Total revenue                                                               594.6               571.3               4.1
                                                                          ----------           ---------
Operating expenses:
   Amortization of reorganization value in excess of amounts
       allocable to identifiable assets                                         40.4                38.0               6.3
   Other                                                                       560.6               528.8               6.0
                                                                          ----------           ---------
   Total operating expenses                                                    601.0               566.8               6.0
                                                                          ----------           ---------
Operating (loss) income                                                   $     (6.4)          $     4.5                NM
                                                                          ==========           =========

EBITDA as defined                                                         $     81.9           $    85.5              (4.2)

Average unit sales
   Company-owned                                                             645,200             623,700               3.4
   Franchised                                                                551,000             527,800               4.4

 Same-store sales increase/(decrease) (Company-owned)                           3.9%              (1.0%)

NM = Not Meaningful


Denny's NET COMPANY SALES for the two quarters ended June 30, 1999 increased $20.1 million (3.7%) compared to the 1998 comparable period. The increase reflects growth in same-store sales driven primarily by a higher guest check average. The increase in guest check average resulted from successful promotions of higher-priced food items and from moderate price increases. FRANCHISE AND LICENSING REVENUE increased $3.2 million (13.0%), primarily attributable to a net increase of 82 franchised units over the prior year period.

Denny's OPERATING EXPENSES increased $34.2 million (6.0%) compared to the prior year comparable period. Excluding the impact of a $4.0 million decrease in refranchising and other gains, operating expenses increased $30.2 million. The increase is primarily the result of increased sales and higher food and labor costs, as well as an increase in depreciation and other amortization. Higher food costs for the current year period resulted from a shift in the menu mix to higher cost items. Increased labor costs resulted from higher wage rates driven by market conditions. Additionally, increased labor costs and general administrative expenses resulted from transition costs related to the reopening of the acquired Perkins restaurants. The increase in depreciation and other amortization relates to the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed during the latter half of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent 1998 and 1999 quarters.

EBITDA AS DEFINED decreased $3.6 million compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

Denny's OPERATING INCOME decreased $10.9 million compared to the prior year comparable period as a result of the factors noted above.

COCO'S

                                                                                Two Quarters Ended                       %
                                                                         June 30, 1999        July 1, 1998       Increase/(Decrease)
                                                                         -------------        ------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                     $     130.1          $    140.5              (7.4)
                                                                          ===========          ==========

Net company sales                                                         $     109.2          $    129.2             (15.5)
Franchise and licensing revenue                                                   2.9                 2.0              45.0
                                                                          -----------          ----------
  Total revenue                                                                 112.1               131.2             (14.6)
                                                                          -----------          ----------
Operating expenses:
  Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                           10.5                10.8              (2.8)
 Other                                                                          108.7               122.6             (11.3)
                                                                          -----------          ----------
 Total operating expenses                                                       119.2               133.4             (10.6)
                                                                          -----------          ----------
Operating loss                                                            $      (7.1)         $     (2.2)               NM
                                                                          ===========          ==========

EBITDA as defined                                                         $      12.8          $     18.4             (30.4)

Average unit sales
   Company-owned                                                              728,600             735,000              (0.9)
   Franchised                                                                 632,400             663,900              (4.7)

Same-store sales increase/(decrease) (Company-owned)                            (6.3%)              (0.4%)

NM = Not Meaningful


Coco's NET COMPANY SALES for the two quarters ended June 30, 1999 decreased $20.0 million (15.5%) compared to the 1998 comparable period. The decrease reflects 25 fewer Company-owned restaurants and lower same-store sales. FRANCHISE AND LICENSING REVENUE increased $0.9 million (45.0%), primarily attributable to a net increase of 17 domestic franchised units and five licensed restaurants over the prior year comparable period.

Coco's OPERATING EXPENSES decreased $14.2 million (10.6%) compared to the prior year comparable period, primarily reflecting the 25-unit decrease in Company-owned restaurants.

EBITDA AS DEFINED decreased $5.6 million (30.4%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs.

Coco's OPERATING INCOME decreased $4.9 million compared to the prior year comparable period as a result of the factors noted above.

CARROWS

                                                                                Two Quarters Ended                       %
                                                                         June 30, 1999        July 1, 1998       Increase/(Decrease)
                                                                         -------------        ------------       -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                     $       94.8         $    102.9              (7.9)
                                                                          ============         ==========

Net company sales                                                         $       80.9         $     93.8             (13.8)
Franchise and licensing revenue                                                    1.2                0.8              50.0
                                                                          ------------         ----------
   Total revenue                                                                  82.1               94.6             (13.2)
                                                                          ------------         ----------
Operating expenses:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                             8.9                8.5               4.7
   Other                                                                          81.7               91.3             (10.5)
                                                                          ------------         -----------
   Total operating expenses                                                       90.6               99.8              (9.2)
                                                                          ------------         -----------
Operating loss                                                            $       (8.5)        $     (5.2)            (63.5)
                                                                          ============         ==========

EBITDA as defined                                                         $        7.6         $     10.8             (29.6)

Average unit sales
   Company-owned                                                               673,900            671,500               0.4
   Franchised                                                                  526,000            577,000              (8.8)

Same-store sales increase/(decrease) (Company-owned)                            (4.0%)             (1.3%)



Carrows' NET COMPANY SALES for the two quarters ended June 30, 1999 decreased $12.9 million (13.8%) compared to the 1998 comparable period. This decrease reflects a 17-unit decrease in the number of Company-owned restaurants and a decrease in same-store sales. FRANCHISE AND LICENSING REVENUE increased $0.4 million for the two quarters ended June 30, 1999 compared to the 1998 comparable period. This increase resulted from a net increase of nine domestic franchise units over the prior year.

Carrows' OPERATING EXPENSES decreased $9.2 million (9.2%) compared to the prior year comparable period, reflecting a 17- unit decrease in Company-owned restaurants.

EBITDA AS DEFINED decreased $3.2 million (29.6%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs.

Carrows' OPERATING INCOME decreased $3.3 million compared to the prior year comparable period as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

On the Effective Date, the Company entered into a credit agreement with Chase and other lenders named therein providing the Company (excluding FRD) with a senior secured revolving credit facility (the "Credit Facility") which includes a working capital and letter of credit facility of up to a total of $200 million and matures in January 2003. At June 30, 1999, Advantica had no outstanding working capital advances against the Credit Facility, and letters of credit outstanding were $44.0 million.

In connection with the acquisition of Coco's and Carrows, FRD entered into the Old FRD Credit Facility on May 23, 1996. Because of covenant limitations under Advantica's and FRD's various financing documents, the Company's ability to make further investments in FRD to upgrade its Coco's and Carrows concepts was severely limited. In an effort to address this issue and otherwise improve FRD's financial flexibility, during the first half of 1999, the Company (1) designated FRD and its subsidiaries as restricted subsidiaries in accordance with the terms of Advantica's Senior Notes Indenture, generally increasing Advantica's investment flexibility thereunder in its relationship with FRD and its subsidiaries, (2) obtained certain amendments to the Credit Facility to increase Advantica's investment flexibility under that facility with respect to the Coco's and Carrows operations, and (3) effective May 14, 1999, entered into the New FRD Credit Facility which consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003 (see Note 5 to the consolidated financial statements). The New FRD Credit Facility, which is guaranteed by Advantica, refinanced the Old FRD Credit Facility and is available to fund Coco's and Carrows' capital expenditures and for general corporate purposes. Such facility is not available to Advantica and its other subsidiaries. At June 30, 1999, FRD and its subsidiaries had $30 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $12.7 million.

Notwithstanding the added investment flexibility that the Company has recently obtained in its relationship with FRD and its subsidiaries, the Company does not intend to increase its investment in FRD and its subsidiaries. Instead, the separate New FRD Credit Facility will provide adequate financial resources for the FRD subsidiaries.

In March 1999, the Company repurchased $20 million aggregate principal amount of its Senior Notes, as also permitted by the Credit Facility amendments referenced above, for approximately $20.8 million, including approximately $469,000 of accrued interest. The repurchase of the notes resulted in an immaterial gain.

As of June 30, 1999 and December 30, 1998, the Company had working capital deficits, exclusive of net assets held for sale, of $109.3 million and $83.7 million, respectively. The increase in the deficit is attributable primarily to debt-related interest payments, the repurchase of Senior Notes for approximately $20.8 million and the acquisition of certain Perkins restaurants by Denny's for approximately $10.9 million cash and the assumption of capital leases and other liabilities (see Note 4 to the consolidated financial statements). The Company is able to operate with a substantial working capital deficit because (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

As of June 30, 1999, the Company had cash balances of $150.2 million consisting of $137.5 million at the Advantica level and $12.7 million at the FRD level. The Company believes that these cash balances, the availability of funds under the Credit Facility and the New FRD Credit Facility and future operating cash flows will be sufficient to fund its major capital reimaging and remodeling programs that it is undertaking at its Denny's and Coco's concepts in order to expand its customer base and enhance value. Subject to applicable restrictions, the Company plans, from time to time, to consider using its cash resources for the purchase of its securities.

STRATEGIC FOCUS

The Company's one primary objective is to maintain and enhance shareholder value over time through its restaurant operations. The business plan adopted by the Company's Board of Directors focuses on growing the Denny's concept and enhancing shareholder value over the long term. The Company intends to execute its business plan by making strategic acquisitions of properties that can be converted into Denny's units and by reinvesting in its restaurants. The Company believes that, over time, the continued growth of its Denny's concept through acquisitions and reinvestment will provide the greatest long-term value for the Company's shareholders.

The Company will continue to seek properties in strategic areas that can be converted into Denny's units. The Company's recent acquisition of the 30 former Perkins units in the New York area is an example of the Company's intent to grow the Denny's concept through strategic acquisitions. This acquisition nearly doubled Denny's penetration in upstate New York. In addition, Denny's plans to continue its aggressive franchising program with the targeted addition of up to 85 units this year and approximately 100 units each year thereafter. New Company-owned units will total approximately 30 this year and 20 to 25 in future years. The Company believes that adding new units at this pace will allow the Company to sustain its growth, which will enhance shareholder value over the long term. These new units will implement the new diner concept as discussed below. During the second quarter, the Company opened 14 new franchise restaurants for a half-year total of 30 new franchise openings. During the first half of 1999, the Company opened 26 new Company-owned restaurants, for a total of 56 new Company-owned and franchise restaurant openings through June 30, 1999.

The Company believes that a program of reinvestment in its restaurants must be undertaken to remain competitive and prevent a deterioration in the value and long-term potential of its family dining brands. Prior to and during the Company's financial restructuring in 1997, investment in its operations was limited by capital constraints. Subsequent to the financial restructuring and upon the sale of its declining Hardee's (FEI) and Quincy's concepts during 1998, the Company was able to further reduce debt, but most importantly, provide the funds necessary for a major reinvestment program in its family dining concepts.

The Company strongly believes that, absent significant reinvestment, its restaurants will become less competitive and suffer a deterioration in their customer base and operating performance. The need for reinvestment was evidenced during and prior to the time of the Company's restructuring, when the Company's limited investment in its restaurants (due to capital constraints) adversely impacted the Company's growth and operations. The Company believes that investment in the restaurants is even more imperative today in light of the increased competition in the family dining segment. New entrants continue to arise not only in family dining, but also in quick service as well as casual dining, making it increasingly difficult to attract new customers and retain existing ones. The Company's experience to date during the third quarter confirms that significant competitive pressure, together with a shrinking labor pool, will continue to be an important challenge. In addition to its focus on quality food, improved service and aggressive marketing initiatives at Denny's, the Company believes it must address the fact that its facilities are dated and lack curb appeal. Accordingly, the Company's Board of Directors has determined that the most effective use of the Company's surplus cash is to reinvest such cash in its restaurants in order to enhance shareholder value over the long term.

In this regard, the Company is undertaking a complete reimaging of its Denny's restaurants. The Denny's Diner 2000 reimaging program will redefine the image of the diner concept by combining nostalgic architectural elements with unique contemporary colors and designs. In addition to a remodeling of the restaurant facilities, the Denny's reimage includes new menus, signage, employee uniforms and the retraining of restaurant employees. Per unit, the average cost of the program is estimated at $250,000 to $300,000 with about 20% to 25% of the cost attributed to compliance with the Americans with Disabilities Act. The Company generally expects a payback period of just under four years.

The initial results from this program confirm the Company's belief that the program will be successful over time. Sales increases in the reimaged restaurants are exceeding the level necessary to meet management's minimum return on investment target. To date, 78 units have been reimaged. The nine restaurants that comprised the original test units have been reopened between five months and one year since reimaging. Same-store sales for these restaurants are up 14 percent since reimaging. For the five restaurants reopened at least three months, same-store sales are up 17%, and for the 26 restaurants opened between one and three months, same-store sales are up 13%. Results are not available for the remaining units which have been reopened during the past month. Going forward, the Company plans to complete reimages at a minimum rate of 150 units per year. Each unit is closed for about 10 days during the renovation period, resulting in a loss of sales as well as the incurrence of certain fixed costs. The Company will evaluate each unit individually to determine whether and to what extent remodeling will be required, taking into consideration location, demographics, lease terms and other factors.

The Company is undertaking a similar reimaging effort at its Coco's concept. Coco's has traditionally been known for its great food, exceptional service and outstanding bakery products; however, similar to Denny's, its facilities have had no significant investment in over a decade. At the time the Company acquired Coco's in 1996, it was aware that investment in the restaurants had not occurred for an extended period of time. The Company, however, believed and continues to believe that the high-quality products, great service and loyal customer base at Coco's, coupled with an investment in the restaurants, will, over time, provide the Company with an attractive return on its investment. Three reimage prototype units were completed during the first half of this year, providing the necessary research to move forward. The initial phase of the program will result in seven additional reimages in the San Diego market by mid-September 1999. Assuming the results from these units meet the Company's return on investment requirements, Coco's will move forward with the reimaging of an additional 17 units by year end, with a goal to complete the reimaging program by mid-2001. The Company does not intend to fund this reimaging effort at the parent level. Rather, the New FRD Credit Facility will provide adequate financial resources for the Coco's reimaging program.

The Company does not intend to focus on the reimaging or remodeling of its Carrows restaurants until the Coco's reimaging program is substantially completed.

During the second quarter of 1999, the Company announced that it was exploring the possible sale of EPL, its only quick-service restaurant brand, to focus on its core family dining business. Management is pleased with the progress to date. Phase two of the process has been completed with the bid list now narrowed to a select group of parties. Final and binding bid proposals are expected to be received by the end of August. It is anticipated that a sale will be completed during fiscal year 1999 and will result in a gain upon disposal.

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

The Company has a comprehensive enterprise-wide program in place to address the impact and issues associated with processing dates up to, through and beyond the year 2000. This program consists of three main areas: (a) information systems,
(b) supply chain and critical third party readiness and (c) business equipment. The Company is utilizing both internal and external resources to inventory, assess, remediate, replace and test its systems for Year 2000 compliance. To oversee the process, the Company established a Steering Committee which is comprised of senior executives from all functional areas within the Company and which reports regularly to the Board of Directors and the Audit Committee.

The Company performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications needed to be modified or replaced so that its systems will properly utilize dates beyond December 31, 1999. For the most part, the Company replaced existing systems and, based on current estimates, expects to spend approximately $20 million in 1999 to address its information systems issues. Relative to this amount, the Company estimates that approximately $16 million will be used to develop or purchase new software and will be capitalized. The remaining amounts will be expensed as incurred. Total Year 2000 expenditures through June 30, 1999 were approximately $9.1 million. All estimated costs have been budgeted and are expected to be funded by cash flows from operations. Currently, all information systems projects are on schedule and are fully staffed. Financial systems that are critical to the Company's operations became Year 2000 compliant by the end of June 1999. Restaurant systems are targeted to be compliant by September 1999.

The nature of its business makes the Company very dependent on critical suppliers and service providers, and the failure of such third parties to address the Year 2000 issue adequately could have a material impact on the Company's ability to conduct its business. Accordingly, the Company has a dedicated team in place to assess the Year 2000 readiness of all third parties on which it depends. Surveys were sent to critical suppliers and service providers and each survey response was scored and assessed based on the third party's Year 2000 project plans in place and progress to date. On-site visits or follow-up phone interviews were performed for critical suppliers and service providers. For any critical supplier or service provider which did not provide the Company with satisfactory evidence of their Year 2000 readiness, contingency plans were developed which included establishing alternative sources for the product or service provided. The Company is also communicating with its franchise business partners regarding Year 2000 business risks. The Company's current estimate of costs associated with the Year 2000 issue excludes the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company's operations.

The Company has inventoried and determined the business criticality of all restaurant equipment. Based on its findings, the Company believes that the date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company or its operations. The Company has conducted an inventory and assessment of its facilities at its corporate offices and has corrected certain date-deficient systems.

The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. The Company has established contingency plans addressing business critical processes for operations and other critical corporate functions. In addition, the Company is developing a detailed Year 2000 rollover planning and communication strategy, and will freeze system changes during the fourth quarter of 1999 to reduce Year 2000 risks. However, the costs of the project and the ability of the Company to complete the Year 2000 transition on a timely basis are based on management's best estimates, which were derived based on numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. Specific factors that could have a material adverse effect on the cost of the project and its completion date include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated failures by critical vendors and franchisees as well as a failure by the Company to execute its own remediation efforts. As a result, there can be no assurance that these forward looking estimates will be achieved and actual results may differ materially from those plans, resulting in material financial risk to the Company.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

One current and two former managers of Denny's restaurant units have initiated, in the Superior Court for Los Angeles County, California, a class action lawsuit seeking, among other things, overtime compensation. The action, which was originally filed on September 2, 1997, was tentatively certified on June 21, 1999 as a class action with all managers and general managers who worked for Company-owned Denny's restaurants in California between September 4, 1994 to the present tentatively being identified as class members. The suit alleges that Denny's requires its managers to work more than 50% of their time performing nonmanagement related tasks, thus entitling them to overtime compensation. Denny's contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. Denny's has been and will continue to vigorously defend this lawsuit.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Advantica was held on Wednesday, May 19, 1999, at which the following matters were voted on by the stockholders of
Advantica:

(i)      ELECTION OF DIRECTORS


                                                                 VOTES AGAINST
        NAME                         VOTES FOR                    OR WITHHELD

James B. Adamson                     25,570,794                     531,497
Ronald E. Blaylock                   25,061,660                   1,040,631
Vera King Farris                     25,570,631                     531,660
James J. Gaffney                     25,571,600                     530,691
Irwin N. Gold                        25,569,996                     532,295
Robert E. Marks                      25,572,044                     530,247
Charles F. Moran                     25,570,596                     531,695
Elizabeth A. Sanders                 25,569,486                     532,805
Donald R. Shepherd                   25,569,786                     532,505

(ii)     RATIFICATION OF THE SELECTION OF AUDITORS


       VOTES FOR                 VOTES AGAINST                  VOTES ABSTAINING
       24,332,204                  1,751,772                         18,315

(iii)    APPROVAL OF 1999 INCENTIVE PROGRAM FOR THE COMPANY'S EMPLOYEES


       VOTES FOR                  VOTES AGAINST                 VOTES ABSTAINING
       23,909,573                   2,144,848                        47,870

(iv) APPROVAL OF THE AMENDMENT TO THE ADVANTICA STOCK OPTION PLAN INCREASING THE NUMBER OF SHARES AUTHORIZED TO BE ISSUED THEREUNDER


       VOTES FOR       VOTES AGAINST       VOTES ABSTAINING     BROKER NON-VOTES
       11,601,726        9,085,684              51,979              5,362,902

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.        The following are included as exhibits to this report:

EXHIBIT
  NO.     DESCRIPTION
-------   -----------

10.1 Credit Agreement, dated May 14, 1999, among Coco's Restaurants, Inc., Carrows Restaurants, Inc., and jojo's Restaurants, Inc., as borrowers, FRD Acquisition Co. and FRI-M Corporation, as guarantors, the lenders named therein, Credit Lyonnias New York Branch as administrative agent, and The Chase Manhattan Bank, as documentation agent and syndication agent.

27.1      Financial Data Schedule for six months ended June 30, 1999.

27.2      Restated Financial Data Schedule for three months ended March 30, 1999

27.3      Restated Financial Data Schedule for 51 weeks ended December 30, 1998.

27.4      Restated Financial Data Schedule for 38 weeks ended September 30, 1998

27.5      Restated Financial Data Schedule for 25 weeks ended July 1, 1998.

27.6      Restated Financial Data Schedule for 12 weeks ended April 1, 1998.

27.7      Restated Financial Data Schedule for one week ended January 7, 1998.

27.8      Restated Financial Data Schedule for year ended December 31, 1997.



b.        No reports on Form 8-K were filed during the quarter ended
          June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADVANTICA RESTAURANT GROUP, INC.




Date:  August 16, 1999            By:   /s/ Rhonda J. Parish
                                      ---------------------------------------
                                      Rhonda J. Parish
                                      Executive Vice President,
                                      General Counsel and Secretary





Date:  August 16, 1999            By:   /s/ Ronald B. Hutchison
                                      ---------------------------------------
                                      Ronald B. Hutchison
                                      Executive Vice President and
                                      Chief Financial Officer