Form 10-Q
period 1999-09-29
ADVANTICA RESTAURANT GROUP INC
filed 1999-11-15
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________

Commission file number  0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

         Delaware                                           13-3487402
-------------------------------                     ----------------------------
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

               Yes   [X]                            No   [ ]

As of November 12, 1999, 40,025,207 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)

                                                                             Quarter                Quarter
                                                                              Ended                  Ended
                                                                       September 29, 1999      September 30, 1998
                                                                       ------------------      ------------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                 $  393,408              $   407,787
   Franchise and licensing revenue                                              18,419                   14,839
                                                                            ----------              -----------
      Total operating revenue                                                  411,827                  422,626
                                                                            ----------              -----------
Cost of company restaurant sales:
   Product costs                                                               102,994                  110,505
   Payroll and benefits                                                        152,014                  147,335
   Occupancy                                                                    22,077                   22,899
   Other operating expenses                                                     57,215                   63,793
                                                                            ----------              -----------
      Total costs of company restaurant sales                                  334,300                  344,532
Franchise restaurant costs                                                       8,145                    6,500
General and administrative expenses                                             16,338                   16,779
Amortization of reorganization value in excess of amounts
    allocable to identifiable assets                                            31,962                   31,611
Depreciation and other amortization                                             43,605                   33,373
Gains on refranchising and other, net                                           (4,055)                  (2,060)
                                                                            ----------              -----------
      Total operating costs and expenses                                       430,295                  430,735
                                                                            ----------              -----------
Operating loss                                                                 (18,468)                  (8,109)
                                                                            ----------              -----------
Other expenses:
   Interest expense, net                                                        27,621                   25,700
   Other nonoperating expenses (income), net                                      (746)                       9
                                                                            ----------              -----------
      Total other expenses, net                                                 26,875                   25,709
                                                                            ----------              -----------
Loss before taxes                                                              (45,343)                 (33,818)
(Benefit from) provision for income taxes                                         (340)                     500
                                                                            ----------              -----------
Loss from continuing operations                                                (45,003)                 (34,318)
Discontinued operations:
  Loss from operations of discontinued operations, net of
    applicable income taxes of: 1998 -- $0; 1999 -- $0                            (212)                  (2,222)
                                                                            ----------              -----------
Net loss applicable to common shareholders                                  $  (45,215)             $   (36,540)
                                                                            ==========              ===========




                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)


                                                                             Quarter                 Quarter
                                                                              Ended                   Ended
                                                                       September 29, 1999      September 30, 1998
                                                                       ------------------      ------------------
(In thousands, except per share amounts)
Per share amounts applicable to common
 shareholders:
Basic earnings per share:
   Loss from continuing operations                                         $    (1.13)               $   (0.86)
   Loss from discontinued operations, net                                       (0.00)                   (0.05)
                                                                           ----------                ---------
   Net loss                                                                $    (1.13)               $   (0.91)
                                                                           ==========                =========

   Average outstanding shares                                                  40,025                   40,010
                                                                           ==========                =========

Diluted earnings per share:
   Loss from continuing operations                                         $    (1.13)               $   (0.86)
   Loss from discontinued operations, net                                       (0.00)                   (0.05)
                                                                           ----------                ---------
   Net loss                                                                $    (1.13)               $   (0.91)
                                                                           ==========                =========

   Average outstanding shares and equivalent common shares,                    40,025                   40,010
       unless antidilutive                                                 ==========                =========




                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)



                                                                         Successor Company                      Predecessor Company
                                                            --------------------------------------------        -------------------
                                                              Three Quarters             Thirty-Eight                 One Week
                                                                   Ended                  Weeks Ended                  Ended
                                                            September 29, 1999        September 30, 1998          January 7, 1998
                                                            ------------------        ------------------          ---------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                     $  1,151,815               $  1,147,298             $       30,245
   Franchise and licensing revenue                                    50,305                     40,918                      1,333
                                                                ------------               ------------             --------------
      Total operating revenue                                      1,202,120                  1,188,216                     31,578
                                                                ------------               ------------             --------------
Cost of company restaurant sales:
   Product costs                                                     304,561                    303,191                      8,053
   Payroll and benefits                                              451,355                    431,511                     11,840
   Occupancy                                                          65,804                     65,590                        839
   Other operating expenses                                          172,861                    182,832                      5,068
                                                                ------------               ------------             --------------
      Total costs of company restaurant sales                        994,581                    983,124                     25,800
Franchise restaurant costs                                            24,786                     17,981                        667
General and administrative expenses                                   52,678                     45,598                      2,323
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                   95,723                     98,543                        ---
Depreciation and other amortization                                  112,584                     94,371                      1,584
Gains on refranchising and other, net                                (12,344)                    (5,552)                    (7,653)
                                                                ------------               ------------             --------------
      Total operating costs and expenses                           1,268,008                  1,234,065                     22,721
                                                                ------------               ------------             --------------
Operating (loss) income                                              (65,888)                   (45,849)                     8,857
                                                                ------------               ------------             --------------
Other expenses:
   Interest expense, net                                              80,114                     78,207                      2,569
   Other nonoperating expenses (income), net                             435                      1,145                       (313)
                                                                ------------               ------------             --------------
      Total other expenses, net                                       80,549                     79,352                      2,256
                                                                ------------               ------------             --------------
(Loss) income before reorganization items and taxes                 (146,437)                  (125,201)                     6,601
Reorganization items                                                     ---                        ---                   (626,981)
                                                                ------------               ------------             --------------
(Loss) income before taxes                                          (146,437)                  (125,201)                   633,582
(Benefit from) provision for income taxes                             (1,014)                     1,500                    (13,829)
                                                                ------------               ------------             --------------
(Loss) income from continuing operations                            (145,423)                  (126,701)                   647,411
Discontinued operations:
   Reorganization items of discontinued operations, net
      of income tax provision of $7,509                                  ---                        ---                    136,113
   Loss from operations of discontinued operations, net
      of applicable income taxes of: 1998 -- $0; 1999 -- $0           (2,678)                    (6,209)                    (1,451)
                                                                ------------               ------------              -------------
(Loss) income before extraordinary items                            (148,101)                  (132,910)                   782,073
Extraordinary items                                                      ---                        ---                   (612,845)
                                                                ------------               ------------              -------------
Net (loss) income                                                   (148,101)                  (132,910)                 1,394,918
Dividends on preferred stock                                             ---                        ---                       (273)
                                                                ------------               ------------              -------------
Net (loss) income applicable to common shareholders             $   (148,101)              $   (132,910)             $   1,394,645
                                                                ============               ============              =============



                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)

                                                                         Successor Company                      Predecessor Company
                                                            --------------------------------------------        -------------------
                                                              Three Quarters             Thirty-Eight                 One Week
                                                                   Ended                  Weeks Ended                  Ended
                                                            September 29, 1999        September 30, 1998          January 7, 1998
                                                            ------------------        ------------------          ---------------
(In thousands, except per share amounts)
Per share amounts applicable to common
 shareholders:
Basic earnings per share:
   (Loss) income from continuing operations                     $     (3.63)               $    (3.17)              $   15.26
   (Loss) income from discontinued operations, net                    (0.07)                    (0.15)                   3.17
                                                                -----------                ----------               ---------
   (Loss) income before extraordinary items                           (3.70)                    (3.32)                  18.43
   Extraordinary items                                                  ---                       ---                   14.44
                                                                -----------                ----------               ---------
   Net (loss) income                                            $     (3.70)               $    (3.32)              $   32.87
                                                                ===========                ==========               =========

   Average outstanding shares                                        40,023                    40,005                  42,434
                                                                ===========                ==========               =========

Diluted earnings per share:
   (Loss) income from continuing operations                     $     (3.63)               $    (3.17)              $   11.74
   (Loss) income from discontinued operations, net                    (0.07)                    (0.15)                   2.44
                                                                -----------                ----------               ---------
   (Loss) income before extraordinary items                           (3.70)                    (3.32)                  14.18
   Extraordinary items                                                  ---                       ---                   11.12
                                                                -----------                ----------              ----------
   Net (loss) income                                            $     (3.70)               $    (3.32)             $    25.30
                                                                ===========                ==========              ==========

   Average outstanding shares and equivalent common                  40,023                    40,005                  55,132
      shares, unless antidilutive                               ===========                ==========              ==========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                              September 29, 1999             December 30, 1998
                                                                              ------------------             -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                                     $     87,198                 $    224,768
   Receivables, less allowance for doubtful accounts of:
      1999 --$3,683; 1998 -- $4,098                                                    16,951                       16,773
   Inventories                                                                         16,489                       16,341
   Net assets held for sale                                                            86,354                       87,675
   Other                                                                               12,189                       14,085
   Restricted investments securing in-substance defeased debt                          20,215                       19,025
                                                                                 ------------                -------------
                                                                                      239,396                      378,667
                                                                                 ------------                -------------

Property and equipment                                                                825,843                      747,440
Less accumulated depreciation                                                         208,921                      117,177
                                                                                 ------------                -------------
                                                                                      616,922                      630,263
                                                                                 ------------                -------------

Other Assets:
   Reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization of:
      1999 -- $224,427; 1998 -- $130,501                                              417,235                      513,569
   Other intangible assets, net of accumulated amortization of:
      1999 -- $21,067; 1998 -- $12,289                                                189,248                      189,379
   Deferred financing costs, net                                                       21,094                       24,913
   Other                                                                               45,698                       37,231
   Restricted investments securing in-substance defeased debt                         147,845                      156,721
                                                                                 ------------                -------------
                                                                                 $  1,677,438                $   1,930,743
                                                                                 ============                =============


Liabilities
Current Liabilities:
   Current maturities of notes and debentures                                    $    166,356                $      17,599
   Current maturities of capital lease obligations                                     15,229                       16,503
   Current maturities of in-substance defeased debt                                    13,660                       12,183
   Accounts payable                                                                    64,197                       94,457
   Accrued salaries and vacations                                                      48,674                       48,350
   Accrued insurance                                                                   25,049                       31,611
   Accrued taxes                                                                       22,416                       19,331
   Accrued interest                                                                    28,185                       44,784
   Other                                                                               68,845                       89,848
                                                                                 ------------                -------------
                                                                                      452,611                      374,666
                                                                                 ------------                -------------
Long-Term Liabilities:
   Notes and debentures, less current maturities                                      753,604                      911,266
   Capital lease obligations, less current maturities                                  73,426                       63,323
   In-substance defeased debt, less current maturities                                153,085                      166,579
   Deferred income taxes                                                                2,988                        5,400
   Liability for self-insured claims                                                   33,895                       42,559
   Other noncurrent liabilities and deferred credits                                  119,779                      130,906
                                                                                 ------------                -------------
                                                                                    1,136,777                    1,320,033
                                                                                 ------------                -------------
Total liabilities                                                                   1,589,388                    1,694,699
                                                                                 ------------                -------------
Shareholders' Equity                                                                   88,050                      236,044
                                                                                 ------------                -------------
                                                                                 $  1,677,438                $   1,930,743
                                                                                 ============                =============

                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)


                                                                           Successor Company                    Predecessor Company
                                                              ------------------------------------------        -------------------
                                                                Three Quarters           Thirty-Eight                 One Week
                                                                     Ended                Weeks Ended                  Ended
                                                              September 29, 1999      September 30, 1998          January 7, 1998
                                                              ------------------      ------------------          ---------------
(In thousands)
Cash Flows from Operating Activities:
Net (loss) income                                                $  (148,101)            $ (132,910)               $  1,394,918
Adjustments to reconcile net (loss) income to cash flows
   from operating activities:
   Amortization of reorganization value in excess of amounts
      allocable to identifiable assets                                95,723                 98,543                         ---
   Depreciation and other amortization                               112,584                 94,371                       1,584
   Amortization of deferred gains                                     (8,639)                (8,315)                       (202)
   Amortization of deferred financing costs                            5,771                  4,961                         111
   Deferred income tax benefit                                        (2,249)                   ---                     (13,856)
   Gains on refranchising and other, net                             (12,344)                (5,552)                     (7,653)
   Equity in loss (income) from discontinued operations, net           2,678                  6,209                    (134,662)
   Amortization of debt premium                                      (11,588)               (10,489)                        ---
   Noncash reorganization items                                          ---                    ---                    (627,324)
   Extraordinary items                                                   ---                    ---                    (612,845)
   Other                                                                   3                  2,395                        (333)
Changes in Assets and Liabilities Net of Effects of
Acquisition and Dispositions:
   Decrease (increase) in assets:
      Receivables                                                        464                 (7,992)                     (2,058)
      Inventories                                                       (684)                  (767)                        237
      Other current assets                                              (487)                (4,050)                      1,496
      Assets held for sale                                               ---                 (2,869)                      1,488
      Other assets                                                   (12,337)                19,692                      (1,049)
   Increase (decrease) in liabilities:
      Accounts payable                                               (28,882)               (16,228)                     (4,480)
      Accrued salaries and vacations                                     325                (12,845)                      5,945
      Accrued taxes                                                    2,484                (15,263)                       (894)
      Other accrued liabilities                                      (46,606)               (39,006)                      9,519
      Other noncurrent liabilities and deferred credits              (11,069)                 3,624                      (1,245)
                                                                 -----------             ----------                ------------
Net cash flows (used in) from operating activities                   (62,954)               (26,491)                      8,697
                                                                 -----------             ----------                ------------

Cash Flows from Investing Activities:
   Purchase of property                                              (55,044)               (28,719)                        (1)
   Acquisition of restaurant units                                   (10,853)                   ---                        ---
   Proceeds from disposition of property                               9,236                  1,410                      7,255
   (Advances to) receipts from discontinued operations, net           (1,442)                 9,751                        564
   Proceeds from sale of discontinued operations, net                    ---                460,424                        ---

   Purchase of investments securing in-substance defeased debt           ---               (201,713)                       ---
   Proceeds from maturity of investments securing
       in-substance defeased debt                                      9,675                 14,213                        ---
   Other long-term assets, net                                           ---                 (1,695)                       ---
                                                                 -----------             ----------                -----------
Net cash flows (used in) provided by investing activities            (48,428)               253,671                      7,818
                                                                 -----------             ----------                -----------



                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)


                                                                           Successor Company                    Predecessor Company
                                                              ------------------------------------------        -------------------
                                                                Three Quarters           Thirty-Eight                 One Week
                                                                     Ended                Weeks Ended                  Ended
                                                              September 29, 1999      September 30, 1998          January 7, 1998
                                                              ------------------      ------------------          ---------------
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                        $     30,000            $        ---              $       ---
   Long-term debt payments                                            (53,420)                (26,147)                  (6,870)
   Deferred financing costs                                            (2,418)                    ---                   (4,971)
   Debt transaction costs                                                (350)                    ---                      ---
                                                                 ------------            ------------              -----------
Net cash flows used in financing activities                           (26,188)                (26,147)                 (11,841)
                                                                 ------------            ------------              -----------

Increase (decrease) in cash and cash equivalents                     (137,570)                201,033                    4,674
Cash and Cash Equivalents at:
   Beginning of period                                                224,768                  58,753                   54,079
                                                                 ------------            ------------              -----------
   End of period                                                 $     87,198            $    259,786              $    58,753
                                                                 ============            ============              ===========


                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 1999
(UNAUDITED)

Note 1.  GENERAL

Advantica Restaurant Group, Inc. ("Advantica" or, together with its subsidiaries including predecessors, the "Company"), through its wholly owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. ("FRD") (and their respective subsidiaries), owns and operates the Denny's, Coco's, Carrows, and El Pollo Loco restaurant brands. At September 29, 1999, the Company has accounted for El Pollo Loco ("EPL") as a discontinued operation in its Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). See Note 6.

On January 7, 1998 (the "Effective Date"), Flagstar Companies, Inc. ("FCI") and Flagstar Corporation ("Flagstar") emerged from proceedings under Chapter 11 of Title 11 of the United States Code pursuant to FCI's and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar, a wholly owned subsidiary of FCI, merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, Denny's Holdings, Inc. and FRD (and their respective subsidiaries), did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 30, 1998 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 1998 Annual Report on Form 10-K. The results of operations for the three quarters ended September 29, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1999.

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

Note 3.  ACQUISITION

In March 1999, Denny's, Inc. ("Denny's"), a wholly owned subsidiary of the Company, purchased 30 operating restaurants in western New York from Perk Development Corp., a former franchisee of Perkins Family Restaurants, L.P. The acquisition of the units has been accounted for under the purchase method of accounting. The purchase price of approximately $24.7 million, consisting of cash of approximately $10.9 million and capital leases and other liabilities assumed of approximately $13.8 million, exceeded the estimated fair value of the restaurants' identifiable assets by approximately $9.5 million. Denny's took possession of the restaurants on March 1, 1999. By March 8, 1999, 26 units were opened as Company-owned restaurants and one unit was reopened as a refranchised restaurant.

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

Note 6.  DISCONTINUED OPERATIONS

During the second quarter of 1999, the Company announced that a formal plan was approved by the Board of Directors to explore the sale of EPL. On November 9, 1999, the Company signed a definitive purchase agreement to sell EPL to an affiliate of American Securities Capital Partners, L.P. for $128 million, which includes the assumption of $14 million of debt. It is anticipated that the transaction will be completed during fiscal year 1999 and will result in a gain upon disposal. The financial statements presented herein have been reclassified for all periods to reflect EPL as a discontinued operation. In accordance with APB 30, EPL's results from operations subsequent to the date that EPL was identified as a discontinued operation (the "measurement date") have been included as a component of net assets held for sale.

On April 1, 1998, the Company consummated the sale of Flagstar Enterprises, Inc. ("FEI"), the wholly owned subsidiary which had operated Hardee's restaurants under licenses from Hardee's Food Systems. In addition, on June 10, 1998, the Company consummated the sale of Quincy's Restaurants, Inc. ("Quincy's"), the wholly owned subsidiary which had operated the Company's Quincy's Family Steakhouse restaurants. The Statements of Consolidated Operations and Cash

Flows presented herein for the thirty-eight weeks ended September 30, 1998 and the one week ended January 7, 1998 reflect FEI and Quincy's as discontinued operations in accordance with APB 30.

Revenue and operating income of the discontinued operations for the reported periods are as follows:


                                                                                                                   Predecessor
                                             Successor Company                                                       Company
                     ---------------------------------------------------------------------------------------
                          Quarter                Quarter            Three Quarters           Thirty-Eight           One Week
                           Ended                  Ended                  Ended               Weeks Ended              Ended
                     September 29,1999      September 30,1998     September 29, 1999      September 30, 1998     January 7, 1998
                     -----------------      -----------------     ------------------      ------------------     ---------------
(In millions)
REVENUE
EPL                      $   38.5                $   33.1             $   107.1                $   93.3              $     2.0
FEI                           ---                     ---                   ---                   116.2                    9.2
Quincy's                      ---                     ---                   ---                    78.7                    3.5
                         --------                --------             ---------                --------              ---------
                         $   38.5                $   33.1             $   107.1                $  288.2              $    14.7
                         ========                ========             =========                ========              =========

OPERATING INCOME
EPL                      $    1.2                $    0.6             $     4.6                $    3.2              $    (0.2)
FEI                           ---                     ---                   ---                     5.5                    0.2
Quincy's                      ---                     ---                   ---                     0.2                   (0.1)
                         --------                --------             ---------                --------              ---------
                         $    1.2                $    0.6             $     4.6                $    8.9              $    (0.1)
                         ========                ========             =========                ========              =========


The net assets of EPL are included in Net assets held for sale in the Consolidated Balance Sheets and consist of the following:


                                  September 29, 1999           December 30, 1998
                                  ------------------           -----------------
(In thousands)
Assets
Current assets                      $       3,775                 $     4,361
Property owned, net                        70,183                      63,050
Other assets                               67,810                      75,729
                                    -------------                 -----------
                                          141,768                     143,140
                                    -------------                 -----------
Less liabilities
Current liabilities                        20,411                      16,799
Long-term liabilities                      35,003                      38,666
                                    -------------                 -----------
Total liabilities                          55,414                      55,465
                                    -------------                 -----------
Net assets held for sale            $      86,354                 $    87,675
                                    =============                 ===========

Note 7.  COMPREHENSIVE INCOME

The Company's comprehensive income for the quarters ended September 29, 1999 and September 30, 1998 and for the three quarters ended September 29, 1999, the thirty-eight weeks ended September 30, 1998 and the one week ended January 7, 1998, is as follows:




                                                                                                                       Predecessor
                                                                     Successor Company                                   Company
                                      -----------------------------------------------------------------------------  ---------------
                                             Quarter             Quarter        Three Quarters       Thirty-Eight        One Week
                                             Ended               Ended              Ended            Weeks Ended           Ended
                                      September 29,1999   September 30,1998  September 29, 1999  September 30, 1998  January 7, 1998
                                      -----------------   -----------------  ------------------  ------------------  ---------------
Net (loss) income, excluding adjustments
    for  reorganization and fresh start
    reporting for the one week ended
    January 7, 1998                       $  (45,215)          $ (36,540)         $ (148,101)        $ (132,910)        $   (3,087)
Other comprehensive income:
    Foreign currency translation
     adjustment                                  (53)                ---                 (84)               ---                ---
                                          ----------          ----------          ----------        -----------         ----------
Comprehensive income                      $  (45,268)         $  (36,540)         $ (148,185)       $  (132,910)        $   (3,087)
                                          ==========          ==========          ==========        ===========         ==========


Note 8.  EARNINGS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The following table sets forth the computation of basic and diluted loss per share:


                                                                                                                       Predecessor
                                                                      Successor Company                                  Company
                                       ----------------------------------------------------------------------------  ---------------
                                            Quarter            Quarter         Three Quarters       Thirty-Eight         One Week
                                             Ended              Ended              Ended            Weeks Ended           Ended
                                       September 29,1999  September 30,1998  September 29, 1999  September 30, 1998  January 7, 1998
                                       -----------------  -----------------  ------------------  ------------------  ---------------
(In thousands, except per share amounts)
Numerator:
   (Loss) income from continuing operations $ (45,003)        $  (34,318)        $ (145,423)         $  (126,701)        $ 647,411
   Preferred stock dividends                      ---               ---                 ---                  ---              (273)
                                            ---------         ----------         ----------          -----------         ---------
   Numerator for basic (loss) earnings
     per share -- (loss) income from
     continuing operations available to
     common shareholders                      (45,003)           (34,318)          (145,423)            (126,701)          647,138
                                            ---------         ----------         ----------          -----------         ---------
      Effect of dilutive securities:
        $2.25 Series A Cumulative Convertible
           Exchangeable Preferred Stock           ---                ---                ---                  ---               273
        10% Convertible Junior Subordinated
           Debentures                             ---                ---                ---                  ---               ---
                                            ---------         ----------         ----------          -----------         ---------
                                                  ---                ---                ---                  ---               273
                                            ---------         ----------         ----------          -----------         ---------
   Numerator for diluted (loss) earnings per
     share -- (loss) income from
     continuing operations available to
     common shareholders after assumed
     conversions                            $ (45,003)        $  (34,318)        $ (145,423)         $  (126,701)        $  647,411
                                            =========         ==========         ==========          ===========         ==========

Denominator:
   Denominator for basic earnings per share --
      Weighted average shares                  40,025             40,010             40,023               40,005             42,434
                                            ---------         ----------         ----------          -----------         ----------
      Effect of dilutive securities:
        $2.25 Series A Cumulative Convertible
            Exchangeable Preferred Stock          ---                ---                ---                  ---              8,562
        10% Convertible Junior Subordinated
            Debentures                            ---                ---                ---                  ---              4,136
                                            ---------         ----------         ----------          -----------         ----------
   Dilutive potential common shares               ---                ---                ---                  ---             12,698
                                            ---------         ----------         ----------          -----------         ----------
      Denominator for diluted (loss) earnings
        per share -- adjusted weighted average
        shares and assumed conversions         40,025             40,010             40,023               40,005             55,132
                                            =========         ==========         ==========          ===========         ==========
Basic (loss) earnings per share from
    continuing operations                   $   (1.13)        $    (0.86)        $   (3.63)          $     (3.17)        $    15.26
                                            =========         ==========         =========           ===========         ==========
Diluted (loss) earnings per share from      $   (1.13)        $    (0.86)        $   (3.63)          $     (3.17)        $    11.74
    continuing operations                   =========         ==========         =========           ===========         ==========


The calculations of basic and diluted loss per share have been based on the weighted average number of Company shares outstanding. Because of the loss from continuing operations for the quarters ended September 29, 1999 and September 30, 1998 and for the three quarters ended September 29, 1999 and the thirty-eight weeks ended September 30, 1998, warrants and options of the Successor Company have been omitted from the calculation of weighted average dilutive shares for those periods.

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

Advantica evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization and charges for (recoveries of) restructuring and impairment ("EBITDA as defined"). EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

                                                                                                                       Predecessor
                                                                 Successor Company                                       Company
                                       ----------------------------------------------------------------------------- ---------------
                                            Quarter              Quarter       Three Quarters        Thirty-Eight        One Week
                                             Ended                Ended            Ended              Weeks Ended          Ended
                                       September 29,1999   September 30, 1998 September 29, 1999  September 30, 1998 January 7, 1998
                                       -----------------   ------------------ ------------------  ------------------ ---------------
(In millions)
REVENUE
Denny's                                     $   313.1            $  310.3         $   907.6           $   858.4         $   23.2
Coco's                                           56.1                65.0             168.2               191.4              4.9
Carrows                                          41.9                47.3             124.0               138.4              3.5
Corporate and other                               0.7                 ---               2.3                 ---              ---
                                            ---------            --------         ---------           ---------         --------
Total consolidated revenue from
  continuing operations                     $   411.8            $  422.6         $ 1,202.1           $ 1,188.2         $   31.6
                                            =========            ========         =========           =========         ========

Revenue from discontinued operations:
El Pollo Loco                               $    38.5            $   33.1         $   107.1           $    93.3         $    2.0
                                            =========            ========         =========           =========         ========


                                                                                                                      Predecessor
                                                                 Successor Company                                       Company
                                       ----------------------------------------------------------------------------- ---------------
                                            Quarter              Quarter       Three Quarters        Thirty-Eight        One Week
                                             Ended                Ended            Ended              Weeks Ended          Ended
                                       September 29,1999   September 30, 1998 September 29, 1999  September 30, 1998 January 7, 1998
                                       -----------------   ------------------ ------------------  ------------------ ---------------
(In millions)
EBITDA AS DEFINED
Denny's                                     $   52.9             $   52.9         $   134.8           $  127.2          $   11.1
Coco's                                           6.4                 10.2              19.2               27.8               0.8
Carrows                                          5.6                  4.9              13.2               15.7               ---
Corporate and other                             (7.8)                (8.5)            (24.8)             (21.0)             (1.5)
                                            --------             --------         ---------           --------          --------
Total EBITDA as defined from
   continuing reportable segments               57.1                 59.5             142.4              149.7              10.4
Eliminate EBITDA as defined from
   intersegment transactions                     ---                 (2.6)              ---               (2.6)              ---
                                            --------             --------         ---------          ---------          --------
Total EBITDA as defined from
   continuing operations                        57.1                 56.9             142.4              147.1              10.4
Depreciation and amortization expense          (75.6)               (65.0)           (208.3)            (192.9)             (1.6)
Other charges:
   Interest expense, net                       (27.6)               (25.7)            (80.1)             (78.2)             (2.5)
   Other, net                                    0.8                 (0.0)             (0.4)              (1.2)              0.3
Reorganization items                             ---                  ---               ---                ---             627.0
                                            --------             --------         ---------          ---------          --------
Consolidated (loss) income from
   continuing operations before income
   taxes and extraordinary items            $  (45.3)            $  (33.8)        $  (146.4)         $  (125.2)         $  633.6
                                            ========             ========         =========          =========          ========

EBITDA as defined from discontinued operations:
El Pollo Loco                               $    6.7             $    5.1         $    20.0          $    16.7          $   (0.1)
                                            ========             ========         =========          =========          ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of September 29, 1999 and the results of operations for the quarter and three quarters ended September 29, 1999 as compared to the quarter ended September 30, 1998 and the thirty-eight weeks ended September 30, 1998 and one week ended January 7, 1998. For purposes of providing a meaningful comparison of the Company's year-to-date operating performance, the following discussion and presentation of the results of operations for the thirty-eight weeks ended September 30, 1998 and the one week ended January 7, 1998 will be combined and referred to as the three quarters ended September 30, 1998. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during this period will be separately disclosed.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, including its "Strategic Focus" and "Impact of the Year 2000" sections, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica and its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Words such as "expects," "anticipates," "believes," "projects," "intends," "plans" and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause actual performance to differ materially from the performance indicated by such statements include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; the ability of the Company to mitigate the impact of the Year 2000 issue successfully; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in the Management's Discussion and Analysis of Financial Condition and Result of Operations in, and Exhibit 99 to, the Company's Annual Report on Form 10-K for the period ended December 30, 1998.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 29, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

The Company's CONSOLIDATED REVENUE for the third quarter of 1999 decreased $10.8 million (2.6%) compared to the third quarter of 1998. Company restaurant sales decreased $14.4 million primarily due to a net 44-unit decrease in Company-owned restaurants. Franchise and licensing revenue increased $3.6 million, primarily attributable to a 117-unit increase in Denny's, Coco's and Carrows' franchised and licensed restaurants. Denny's reported revenue growth resulting from increased franchise revenue in the quarter. The revenue increase at Denny's was offset, however, by lower revenue at Coco's and Carrows, where fewer Company-owned units and lower same-store sales resulted in 13.8% and 11.4% declines in revenue, respectively.

CONSOLIDATED OPERATING EXPENSES decreased $0.4 million (0.1%) compared to the prior year quarter. Excluding the impact of a $10.2 million increase in depreciation and other amortization and a $2.0 million increase in refranchising and other gains, operating expenses decreased $8.6 million. This decrease is primarily attributable to a net decrease of 44 Company-owned restaurants, partially offset by increases in payroll costs. Increased payroll costs resulted from higher wage rates driven by market conditions. In addition, prior year payroll costs benefitted from adjustments related to improvements in workers' compensation and health benefits actuarial trends. The increase in depreciation and other amortization is primarily the result of the retirement of assets replaced in conjunction with recently reimaged units.

The Company's consolidated EBITDA AS DEFINED increased $0.2 million (0.4%) compared to the prior year quarter as a result of the factors discussed in the preceding paragraphs, excluding the increase in depreciation and other amortization.

CONSOLIDATED OPERATING LOSS increased $10.4 million compared to the prior year quarter as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $27.6 million for the third quarter of 1999, an increase of $1.9 million compared to the prior year quarter. This increase in interest expense, net, resulted primarily from a decrease in interest income on lower cash balances partially offset by a decrease in interest expense from lower debt balances. For the quarter ended September 29, 1999, $2.4 million of interest expense has been allocated to discontinued operations compared to $2.8 million in the prior year quarter.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended September 29, 1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 0.7% for the third quarter of 1999 compared to an income tax provision of approximately 1.5% for the third quarter of 1998.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the quarters ended September 29, 1999 and September 30, 1998 to reflect EPL as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating income of EPL for the quarters ended September 29, 1999 and September 30, 1998 were $38.5 million and $1.2 million and $33.1 million and $0.6 million, respectively. Loss from operations of discontinued operations decreased $1.0 million compared to the prior year quarter as a result of improved operating results at EPL in the current quarter. The $1.0 million of EPL's net loss incurred subsequent to the measurement date is included as a component of net assets held for sale. Including this portion of EPL's loss, the loss from operations of discontinued operations decreased $2.0 million.

NET LOSS was $45.2 million for the third quarter of 1999 compared to a net loss of $36.5 million for the third quarter of 1998, primarily as a result of the factors discussed above.

Restaurant Operations:

The table below summarizes restaurant unit activity for the quarter ended September 29, 1999.


                                    Ending                        Units           Net              Ending               Ending
                                    Units            Units        Sold/          Units             Units                 Units
                                June 30, 1999       Opened       Closed       Refranchised   September 29, 1999   September 30, 1998
                                -------------       ------       ------       ------------   ------------------   ------------------
Denny's
   Company-owned units                883                1            (4)           (11)                 869                887
   Franchised units                   862               22           (16)            11                  879                794
   Licensed units                      17               --            --             --                   17                 18
                                 --------           ------        ------          -----              -------           --------
                                    1,762               23           (20)            --                1,765              1,699

Coco's
   Company-owned units                150               --            --             --                  150                160
   Franchised units                    34               --            --             --                   34                 19
   Licensed units                     301                5            (1)            --                  305                299
                                 --------           ------        ------          -----              -------           --------
                                      485                5            (1)            --                  489                478

Carrows
   Company-owned units                120               --            --             --                  120                136
   Franchised units                    27                1            --             --                   28                 16
                                 --------           ------       -------          -----              -------           --------
                                      147                1            --             --                  148                152
                                 --------           ------       -------          -----              -------           --------
                                    2,394               29           (21)            --                2,402              2,329

Assets Held for Sale:
El Pollo Loco
   Company-owned units                108                5            --              2                  115                100
   Franchised units                   157               --            --             (2)                 155                157
   Licensed units                       4               --            --             --                    4                  4
                                 --------           ------       -------          -----              -------           --------
                                      269                5            --             --                  274                261
                                 --------           ------       -------          -----              -------           --------

                                    2,663               34           (21)            --                2,676              2,590
                                 ========           ======       =======          =====              =======           ========


DENNY'S

                                                                               Quarter Ended                             %
                                                                September 29, 1999         September 30, 1998    Increase/(Decrease)
                                                                ------------------         ------------------    -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                               $   555.5                   $   523.0               6.2
                                                                    =========                   =========

Net company sales                                                   $   297.0                   $   297.0               ---
Franchise and licensing revenue                                          16.1                        13.4              20.1
                                                                    ---------                   ---------
   Total revenue                                                        313.1                       310.4               0.9
                                                                    ---------                   ---------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                           20.3                        19.8               2.5
   Other                                                                294.8                       279.8               5.4
                                                                    ---------                   ---------
   Total operating expenses                                             315.1                       299.6               5.2
                                                                    ---------                   ---------
Operating (loss) income                                             $    (2.0)                  $    10.8                NM
                                                                    =========                   =========

EBITDA as defined                                                   $    52.9                   $    52.9               ---

Average unit sales
   Company-owned                                                      340,800                     338,500               0.7
   Franchised                                                         307,200                     294,400               4.3

Same-store sales increase (Company-owned)                                 1.4%                        2.6%

NM = Not Meaningful


Denny's NET COMPANY SALES for the third quarter of 1999 were comparable to the third quarter of 1998. The effect of the increase in same-store sales was offset by a decrease in Denny's Company-owned stores. The increase in same-store sales was driven primarily by a higher guest check average resulting from successful promotions of higher-priced menu items and from moderate price increases. FRANCHISE AND LICENSING REVENUE increased $2.7 million (20.1%), primarily attributable to a net increase of 85 franchised units over the prior year quarter.

Denny's OPERATING EXPENSES increased $15.5 million (5.2%) compared to the prior year quarter. Excluding the impact of a $12.4 million increase in depreciation and amortization expense and a $2.6 million increase in refranchising and other gains, operating expenses increased $5.7 million. The increase is primarily the result of increased payroll costs, offset slightly by a decrease in product costs. Increased payroll costs in the current year resulted from higher wage rates driven by market conditions. In addition, prior year payroll costs benefitted from adjustments related to improvements in workers' compensation and health benefits actuarial trends. The increase in depreciation and amortization expense resulted primarily from the retirement of assets replaced in conjunction with recently reimaged restaurants.

EBITDA AS DEFINED was comparable to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

Denny's OPERATING INCOME decreased $12.8 million compared to the prior year quarter as a result of the factors noted above.

COCO'S

                                                                               Quarter Ended                             %
                                                                September 29, 1999         September 30, 1998    Increase/(Decrease)
                                                                ------------------         ------------------    -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                               $   66.0                    $   70.0               (5.7)
                                                                    ========                    ========

Net company sales                                                   $   54.5                    $   64.0              (14.8)
Franchise and licensing revenue                                          1.6                         1.1               45.5
                                                                    --------                    --------
   Total revenue                                                        56.1                        65.1              (13.8)
                                                                    --------                    --------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                           5.2                         5.4               (3.7)
   Other                                                                53.5                        62.5              (14.4)
                                                                    --------                    --------
   Total operating expenses                                             58.7                        67.9              (13.5)
                                                                    --------                    --------
Operating loss                                                      $   (2.6)                   $   (2.8)               7.1
                                                                    ========                    ========

EBITDA as defined                                                   $    6.4                    $    7.6              (15.8)

Average unit sales
   Company-owned                                                     364,800                     369,900               (1.4)
   Franchised                                                        336,200                     340,500               (1.3)

Same-store sales decrease (Company-owned)                              (5.6%)                      (1.6%)


Coco's NET COMPANY SALES for the third quarter of 1999 decreased $9.5 million (14.8%) compared to the third quarter of 1998. This decline reflects a decrease in same-store sales and lower revenue due to 23 fewer Company-owned restaurants than last year (including 13 Company-owned restaurants sold on the last day of the prior year quarter). FRANCHISE AND LICENSING REVENUE increased $0.5 million (45.5%), primarily attributable to a net increase of 15 franchised units and six licensed units over the prior year quarter.

Coco's OPERATING EXPENSES decreased $9.2 million (13.5%) compared to the prior year quarter, primarily resulting from sales declines and a decrease in Company-owned restaurants. Additionally, operating expenses decreased in the current year quarter due to a nonrecurring reduction of an environmental accrual, which is reflected as a credit to operating expenses. Depreciation and other amortization decreased primarily as a result of a significant group of assets becoming fully depreciated in the second quarter of the current year. The decrease in operating expenses is partially offset by increased labor costs due to higher wage rates driven by market conditions.

EBITDA AS DEFINED decreased $1.2 million (15.8%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

Coco's OPERATING INCOME increased $0.2 million compared to the prior year quarter as a result of the factors noted above.

CARROWS

                                                                               Quarter Ended                             %
                                                                September 29, 1999         September 30, 1998    Increase/(Decrease)
                                                                ------------------         ------------------    -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                               $   48.3                    $   51.7               (6.6)
                                                                    ========                    ========

Net company sales                                                   $   41.2                    $   46.9              (12.2)
Franchise and licensing revenue                                          0.7                         0.4               75.0
                                                                    --------                    --------
   Total revenue                                                        41.9                        47.3              (11.4)
                                                                    --------                    --------
Operating expenses:
  Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                            4.5                         4.4                2.3
  Other                                                                 39.0                        46.4              (15.9)
                                                                    --------                    --------
  Total operating expenses                                              43.5                        50.8              (14.4)
                                                                    --------                    --------
Operating loss                                                      $   (1.6)                   $   (3.5)              54.3
                                                                    ========                    ========

EBITDA as defined                                                   $    5.6                    $    4.9               14.3

Average unit sales
   Company-owned                                                     343,900                     343,000                0.3
   Franchised                                                        259,500                     274,400               (5.4)

Same-store sales decrease (Company-owned)                              (3.7%)                      (2.1%)


Carrows' NET COMPANY SALES for the third quarter of 1999 decreased $5.7 million (12.2%) compared to the third quarter of 1998. The decrease reflects a 16-unit decrease in Company-owned restaurants and a decrease in same-store sales. FRANCHISE AND LICENSING REVENUE increased $0.3 million primarily attributable to a net increase of 12 franchised units over the prior year quarter.

Carrows' OPERATING EXPENSEs decreased $7.3 million (14.4%) compared to the prior year quarter, primarily resulting from sales declines, fewer Company-owned restaurants and management's continued focus on cost controls. Additionally, operating expenses decreased in the current year quarter due to a nonrecurring reduction of an environmental accrual, which is reflected as a credit to operating expenses. Depreciation and other amortization decreased primarily as a result of a significant group of assets becoming fully depreciated in the second quarter of the current year. The decrease in operating expenses is partially offset by increased labor costs due to higher wage rates driven by market conditions.

EBITDA AS DEFINED increased $0.7 million (14.3%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

Carrows' OPERATING INCOME increased $1.9 million compared to the prior year quarter as a result of the factors noted above.

RESULTS OF OPERATIONS

THREE QUARTERS ENDED SEPTEMBER 29, 1999 COMPARED TO THREE QUARTERS ENDED SEPTEMBER 30, 1998

The Company's CONSOLIDATED REVENUE for the three quarters ended September 29, 1999 decreased $17.7 million (1.4%) compared to the 1998 comparable period. Company restaurant sales decreased $25.7 million primarily due to a net 44-unit decrease in Company-owned restaurants, partially offset by higher sales at Denny's. Franchise and licensing revenue increased $8.0 million, primarily attributable to a 117-unit increase in Denny's, Coco's and Carrows' franchised and licensed restaurants. Denny's reported revenue increases reflecting positive same-store sales growth and increased franchise revenue in the period. The revenue growth at Denny's was offset, however, by lower revenue at Coco's and Carrows, where fewer Company-owned units and lower same-store sales resulted in 14.3% and 12.6% declines in revenue, respectively.

CONSOLIDATED OPERATING EXPENSES increased $11.2 million (0.9%) compared to the prior year comparable period. Excluding the impact of a $16.6 million increase in depreciation and other amortization and a $0.9 million decrease in refranchising and other gains, operating expenses decreased $6.3 million. This decrease is primarily attributable to a net decrease of 44 Company-owned restaurants, partially offset by increases in payroll costs. Increased payroll costs resulted from higher wage rates driven by market conditions. General and administrative expenses increased compared to the prior year as a result of an insurance recovery in the prior year period which was reflected as a credit to operating expenses in the prior year period. The increase in depreciation and other amortization is the result of the retirement of assets replaced in conjunction with recently reimaged units and the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed during the latter half of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent 1998 and 1999 quarters.

The Company's consolidated EBITDA AS DEFINED decreased $15.1 million (9.6 %) compared to the prior year comparable period. This decrease is a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

CONSOLIDATED OPERATING INCOME decreased $28.9 million compared to the prior year comparable period as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $80.1 million for the three quarters ended September 29, 1999, a decrease of $0.7 million (0.8%) compared to the prior year comparable period. The decrease in interest expense, net, is attributable primarily to lower debt balances in the current year period, offset by a decrease in interest income in the current period due to decreased cash balances and by a decrease in the allocation of interest expense to discontinued operations. For the three quarters ended September 29, 1999, $8.3 million of interest expense has been allocated to discontinued operations compared to $11.5 million in the prior year period.

REORGANIZATION ITEMS recorded in the one week ended January 7, 1998 include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the consolidated financial statements included herein.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the three quarters ended September 29, 1999 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax benefit reflecting an effective income tax rate of approximately 0.7% for the three quarters ended September 29, 1999 compared to an income tax provision of approximately 1.2% for the thirty-eight weeks ended September 30, 1998. The benefit from income taxes from continuing operations for the one-week period ended January 7, 1998 of approximately $13.8 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $1.3 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting.

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

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the three quarters ended September 29, 1999, the thirty-eight weeks ended September 30, 1998 and the one week ended January 7, 1998 to reflect EPL as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating income (loss) of EPL for the three quarters ended September 29, 1999, the thirty-eight weeks ended September 30, 1998 and the one week ended January 7, 1998 were $107.1 million and $4.6 million, $93.3 million and $3.2 million, and $2.0 million and $(0.2) million, respectively. Additionally, the Statements of Consolidated Operations and Cash Flows presented herein for the three quarters ended September 30, 1998 also reflect FEI and Quincy's as discontinued operations. FEI and Quincy's revenue and operating income for the thirty-eight weeks ended September 30, 1998 and the one week ended January 7, 1998 were $194.9 million and $5.7 million and $12.7 million and $0.1 million, respectively. Loss from operations of discontinued operations decreased $4.0 million compared to the prior year period as a result of the completion of the FEI and Quincy's sales during 1998 and improved operating results at EPL in the current year period. The $1.0 million of EPL's net loss incurred subsequent to the measurement date is included as a component of net assets held for sale. Including this portion of EPL's loss, the loss from operations of discontinued operations decreased $5.0 million.

NET LOSS was $148.1 million for the three quarters ended September 29, 1999 compared to net income of $1.3 billion for the 1998 comparable period, primarily as a result of the adoption of fresh start reporting and the extraordinary gain recorded in the prior year period.

Restaurant Operations:

DENNY'S

                                                                           Three Quarters Ended                             %
                                                                September 29, 1999         September 30, 1998    Increase/(Decrease)
                                                                ------------------         ------------------    -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                               $ 1,576.6                   $   1,467.9             7.4
                                                                    =========                   ===========

Net company sales                                                   $   863.7                   $     843.7             2.4
Franchise and licensing revenue                                          43.9                          37.9            15.8
                                                                    ---------                   -----------
   Total revenue                                                        907.6                         881.6             2.9
                                                                    ---------                   -----------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                           60.6                          57.8             4.8
   Other                                                                855.5                         808.3             5.8
                                                                    ---------                   -----------
   Total operating expenses                                             916.1                         866.1             5.8
                                                                    ---------                   -----------
Operating income                                                    $    (8.5)                  $      15.5              NM
                                                                    =========                   ===========

EBITDA as defined                                                   $   134.8                   $     138.3            (2.5)

Average unit sales
   Company-owned                                                      985,900                       962,200             2.5
   Franchised                                                         856,100                       822,200             4.1

 Same-store sales increase (Company-owned)                               3.0%                          0.3%

NM = Not Meaningful

Denny's NET COMPANY SALES for the three quarters ended September 29, 1999 increased $20.0 million (2.4%) compared to the 1998 comparable period. The increase reflects growth in same-store sales driven primarily by a higher guest check average. The increase in guest check average resulted from successful promotions of higher-priced food items and from moderate price increases. FRANCHISE AND LICENSING REVENUE increased $6.0 million (15.8%), primarily attributable to a net increase of 85 franchised units over the prior year period.

Denny's OPERATING EXPENSES increased $50.0 million (5.8%) compared to the prior year comparable period. Excluding the impact of a $17.3 million increase in depreciation and other amortization and a $1.3 million decrease in refranchising and other gains, operating expenses increased $31.4 million. This increase is primarily the result of increased sales and higher labor costs. Increased payroll costs resulted from higher wage rates driven by market conditions. The increase in depreciation and other amortization is the result of the retirement of assets replaced in conjunction with recently reimaged units and the revaluation of assets and liabilities in accordance with fresh start reporting. The revaluation was completed during the latter half of 1998 and resulted in increased depreciation and other amortization being recorded in subsequent 1998 and 1999 quarters.

EBITDA AS DEFINED decreased $3.5 million compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs, excluding the increase in depreciation and other amortization.

Denny's OPERATING INCOME decreased $24.0 million compared to the prior year comparable period as a result of the factors noted above.

COCO'S

                                                                           Three Quarters Ended                             %
                                                                September 29, 1999         September 30, 1998    Increase/(Decrease)
                                                                ------------------         ------------------    -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                               $   196.1                   $   210.4              (6.8)
                                                                    =========                   =========

Net company sales                                                   $   163.7                   $   193.2             (15.3)
Franchise and licensing revenue                                           4.5                         3.1              45.2
                                                                    ---------                   ---------
  Total revenue                                                         168.2                       196.3             (14.3)
                                                                    ---------                   ---------
Operating expenses:
  Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                            15.7                        16.2              (3.1)
 Other                                                                  162.2                       185.1             (12.4)
                                                                    ---------                   ---------
 Total operating expenses                                               177.9                       201.3             (11.6)
                                                                    ----------                  ---------
Operating loss                                                      $    (9.7)                  $    (5.0)            (94.0)
                                                                    ==========                  =========

EBITDA as defined                                                   $     19.2                  $    26.0             (26.2)

Average unit sales
   Company-owned                                                     1,093,400                  1,115,600              (2.0)
   Franchised                                                          968,400                  1,005,000              (3.6)

Same-store sales decrease (Company-owned)                                (6.1%)                     (0.8%)


Coco's NET COMPANY SALES for the three quarters ended September 29, 1999 decreased $29.5 million (15.3%) compared to the 1998 comparable period. The decrease reflects lower same-store sales and fewer Company-owned restaurants. FRANCHISE AND LICENSING REVENUE increased $1.4 million (45.2%), primarily attributable to a net increase of 15 domestic franchised units and six licensed restaurants over the prior year comparable period.

Coco's OPERATING EXPENSES decreased $23.4 million (11.6%) compared to the prior year comparable period, primarily reflecting the decrease in Company-owned restaurants. Additionally, depreciation and other amortization decreased primarily as a result of a significant group of assets becoming fully depreciated in the second quarter of the current year.

EBITDA AS DEFINED decreased $6.8 million (26.2%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

Coco's OPERATING INCOME decreased $4.7 million compared to the prior year comparable period as a result of the factors noted above.

CARROWS

                                                                           Three Quarters Ended                             %
                                                                September 29, 1999         September 30, 1998    Increase/(Decrease)
                                                                ------------------         ------------------    -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                                 $     143.1                 $     154.5          (7.4)
                                                                      ===========                 ===========

Net company sales                                                     $     122.1                 $     140.7         (13.2)
Franchise and licensing revenue                                               1.9                         1.2          58.3
                                                                      -----------                 -----------
   Total revenue                                                            124.0                       141.9         (12.6)
                                                                      -----------                 -----------
Operating expenses:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                                13.4                        12.9           3.9
   Other                                                                    120.7                       137.7         (12.3)
                                                                      -----------                 -----------
   Total operating expenses                                                 134.1                       150.6         (11.0)
                                                                      -----------                 -----------
Operating loss                                                        $     (10.1)                $      (8.7)        (16.1)
                                                                      ===========                 ===========

EBITDA as defined                                                     $      13.2                 $      15.7         (15.9)

Average unit sales
   Company-owned                                                        1,017,800                   1,024,000          (0.6)
   Franchised                                                             785,500                     850,200          (7.6)

Same-store sales decrease (Company-owned)                                   (3.9%)                      (1.6%)



Carrows' NET COMPANY SALES for the three quarters ended September 29, 1999 decreased $18.6 million (13.2%) compared to the 1998 comparable period. This decrease reflects lower same-store sales and fewer Company-owned restaurants. FRANCHISE AND LICENSING REVENUE increased $0.7 million for the three quarters ended September 29, 1999 compared to the 1998 comparable period. This increase resulted from a net increase of 12 domestic franchise units over the prior year.

Carrows' OPERATING EXPENSES decreased $16.5 million (11.0%) compared to the prior year comparable period, reflecting a decrease in Company-owned restaurants and management's continued focus on cost controls. Additionally, depreciation and other amortization decreased primarily as a result of a significant group of assets becoming fully depreciated in the second quarter of the current year.

EBITDA AS DEFINED decreased $2.5 million (15.9%) compared to the prior year comparable period as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and other amortization.

Carrows' OPERATING INCOME decreased $1.4 million compared to the prior year comparable period as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

On the Effective Date, the Company entered into a credit agreement with Chase and other lenders named therein providing the Company (excluding FRD) with a senior secured revolving credit facility (the "Credit Facility") which includes a working capital and letter of credit facility of up to a total of $200 million and matures in January 2003, subject to earlier termination on March 31, 2000 in the event that Advantica's currently outstanding mortgage financings have not been refinanced on or prior to such date. At September 29, 1999, Advantica had no outstanding working capital advances against the Credit Facility, and letters of credit outstanding were $42.7 million.

In connection with the acquisition of Coco's and Carrows, FRD entered into the Old FRD Credit Facility on May 23, 1996. Because of covenant limitations under Advantica's and FRD's various financing documents, the Company's ability to make further investments in FRD to upgrade its Coco's and Carrows concepts was severely limited. In an effort to address this issue and otherwise improve FRD's financial flexibility, during the first half of 1999, the Company (1) designated FRD and its subsidiaries as restricted subsidiaries in accordance with the terms of Advantica's Senior Notes Indenture, generally increasing Advantica's investment flexibility thereunder in its relationship with FRD and its subsidiaries, (2) obtained certain amendments to the Credit Facility to increase Advantica's investment flexibility under that facility with respect to the Coco's and Carrows operations, and (3) effective May 14, 1999, entered into the New FRD Credit Facility which consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003 (see Note 5 to the consolidated financial statements). The New FRD Credit Facility, which is guaranteed by Advantica, refinanced the Old FRD Credit Facility and is available to fund Coco's and Carrows' capital expenditures and for general corporate purposes. Such facility is not available to Advantica and its other subsidiaries. At September 29, 1999, FRD and its subsidiaries had $30.0 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $12.7 million.

In March 1999, the Company repurchased $20 million aggregate principal amount of its Senior Notes, as also permitted by the Credit Facility amendments referenced above, for approximately $20.8 million, including approximately $469,000 of accrued interest. The repurchase of the notes resulted in an immaterial gain.

On or prior to July 12, 2000, the Company will be required to repay or refinance the $160 million 11.03% mortgage notes payable which are secured by a pool of cross-collateralized mortgages on 240 Denny's restaurants properties. During the third quarter, the Company began preliminary discussions with certain financial institutions regarding the refinancing or replacement of such facility.
Although there are no assurances in this regard, management believes that, through a combination of cash on hand and available debt capacity, the Company will be successful in repaying or refinancing such facility within applicable time periods.

As of September 29, 1999 and December 30, 1998, the Company had working capital deficits, exclusive of net assets held for sale, of $299.6 million and $83.7 million, respectively. The increase in the deficit is attributable primarily to the reclassification of the $160 million 11.03% mortgage notes payable to current liabilities, debt-related interest payments, the repurchase of Senior Notes for approximately $20.8 million and the acquisition of certain Perkins restaurants by Denny's for approximately $10.9 million cash and the assumption of capital leases and other liabilities (see Note 4 to the consolidated financial statements). The Company is able to operate with a substantial working capital deficit because (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

As of September 29, 1999, the Company had cash balances of $87.2 million consisting of $82.9 million at the Advantica level and $4.3 million at the FRD level. The Company believes that these cash balances, the availability of funds under the Credit Facility and the New FRD Credit Facility and future operating cash flows will be sufficient to fund its major capital reimaging and remodeling programs that it is undertaking at its Denny's and Coco's concepts in order to expand its customer base and enhance value. Subject to applicable restrictions, the Company plans, from time to time, to consider using its cash resources for the purchase of its securities.

STRATEGIC FOCUS

As indicated in prior reports, the Company's primary objective is to maintain and enhance shareholder value over time through its restaurant operations. Management believes this objective can be attained through investment in its restaurants, by reducing the Company's debt through the reduction of debt over time and by improving its restaurant operations. These tactics are not mutually exclusive and must be accomplished if shareholder value is to be enhanced.

During the third quarter and into the fourth quarter of 1999, the Company has continued to invest in its Denny's brand. Denny's has reimaged 110 units to date and expects to complete 140 reimages for the full year. The initial results from the completed units show year-over-year same-store sales increases of 10 percent, which exceeds the Company's minimum return requirements. These initial results are encouraging; however, the Company realizes that the results must be sustainable over a longer period. Accordingly, during the early part of next year, the Company intends to slow the reimaging pace at Denny's and to evaluate and fine tune the reimage elements of the initial group of restaurants completed during 1999. Additionally, the Company continues to strive to lower the cost of the reimaging program to enhance its potential long-term return. The Company continues to believe that capital must be invested in Denny's to offer a more contemporary dining experience to its customers and to ensure its leadership position in family dining.

During the first three quarters of 1999, the Company completed the reimaging of 12 Coco's Cafe and Bakery restaurants in Southern California. Nine of these units were completed late in the third quarter; accordingly, it is too early to measure the returns. Coco's plans to evaluate the post-reimage performance of these restaurants through the first quarter of next year before beginning a full rollout of the program. Additionally, Coco's is developing an alternative reimage package which will be available for implementation at a lower cost in certain markets as appropriate. As with Denny's, the Company believes that Coco's must invest capital into its older facilities to attract new customers and retain its existing customer base against constant competitive pressures.

Although the Company believes that a program of reinvestment in its restaurants must be undertaken to prevent a deterioration in value and long-term potential of its family dining brands, the Company will continue to explore ways to reduce debt. Since its emergence from restructuring in early 1998, the Company has sold two declining businesses, Hardee's (FEI) and Quincy's, and used the majority of those proceeds to reduce debt significantly and to invest in its restaurants. The proceeds from the sale of El Pollo Loco will provide an opportunity to reduce the Company's debt further. The Company continues to believe that reinvestment in its restaurants and the prudent delevering of the Company will, over time, enhance shareholder value.

To assist the Company in attaining its objective, McKinsey & Company ("McKinsey"), a global business consulting firm, has been retained. McKinsey will provide analysis, evaluation and consideration of strategic alternatives to improve business efficiencies. Accordingly, McKinsey will focus on implementation of "best practices" techniques within the Company's restaurant operations and corporate support functions, as well as provide recommendations designed to provide the most efficient business model for maximizing Advantica's enterprise value. The review is expected to be completed early next year.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Any of the Company's computer programs or operating equipment that have date-sensitive software using two digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. Over the past two years, the Company has had a comprehensive enterprise-wide program in place to address the impact and issues associated with processing dates up to, through and beyond the year 2000. This program consisted of three main areas: (a) information systems, (b) supply chain and critical third party readiness and (c) business equipment. An executive steering committee, comprised of senior executives from all functional areas, oversaw all Year 2000 efforts and reported to the Board of Directors regularly. The Company utilized both internal and external resources to inventory, assess, remediate, replace and test its systems for Year 2000 compliance.

The Company performed an assessment of the impact of the Year 2000 issue and determined that a significant portion of its software applications needed to be modified or replaced so that its systems would properly recognize dates beyond December 31, 1999. For the most part, the Company replaced existing systems. Based on current estimates, it is anticipated that total Company spending in 1999 related to Year 2000 remediation efforts will be approximately $16 million. Of that amount, the Company estimates that by year end a total of approximately $13 million expended to develop or purchase new software will have been capitalized.

All Year 2000 projects addressing critical business issues are complete. Financial systems that are critical to the Company's operations became Year 2000 compliant by the end of June 1999, and restaurant systems became compliant by September 1999. Incremental testing of some lower priority systems is in process to provide further assurance of Year 2000 compliance.

The nature of its business makes the Company very dependent on critical suppliers and service providers, and failure of such third parties to address the Year 2000 issues adequately could have a material impact on the Company's ability to conduct its business. To address these concerns, the Company has had a dedicated team in place to assess the Year 2000 readiness of all third parties on which it depends. Surveys were sent to critical suppliers and service providers and each survey response was scored and assessed based on the third party's Year 2000 project plans in place and progress to date. On-site visits or follow-up phone interviews were performed for critical suppliers and service providers. For any critical supplier or service providers which did not provide the company with satisfactory evidence of their Year 2000 readiness, contingency plans were developed which included establishing alternative sources for the product or service provided. The Company also communicated with its franchise business partners regarding Year 2000 business risks. The Company's costs associated with the Year 2000 issues exclude the potential impact of the Year 2000 issue on third parties. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that a failure to convert by another company would not have a material adverse effect on the Company's operations.

The Company inventoried and determined the business criticality of all restaurant equipment. Based on its findings, the Company believes that the date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company operations. The Company conducted an inventory and assessment of its facilities at its corporate offices and corrected certain date deficient systems.

The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations. The Company has established contingency plans addressing business-critical processes for operations and other critical corporate functions. In addition, the Company has developed a detailed Year 2000 rollover plan and communications strategy, and has frozen system changes until the first quarter of 2000. A team is in place to validate that systems are functioning correctly once year 2000 arrives and to quickly address issues should they arise.

                           PART II - OTHER INFORMATION



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a.      The following are included as exhibits to this report:

Exhibit
  No.   Description
------- -----------

27      Financial Data Schedule.

------------------------------------
b.      No reports on Form 8-K were filed during the quarter ended
        September 29, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADVANTICA RESTAURANT GROUP, INC.




Date:  November 12, 1999           By:       /s/ Rhonda J. Parish
                                        ---------------------------------------
                                        Rhonda J. Parish
                                        Executive Vice President,
                                        General Counsel and Secretary





Date:  November 12, 1999           By:       /s/ Ronald B. Hutchison
                                        ---------------------------------------
                                        Ronald B. Hutchison
                                        Executive Vice President and
                                        Chief Financial Officer