Form 10-K405
period 1999-12-29
ADVANTICA RESTAURANT GROUP INC
filed 2000-03-28
CIK 852772

 -------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended December 29, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from           to

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
                          None                          None

                                ---------------

          Securities registered pursuant to Section 12(g) of the Act:
                          $.01 Par Value, Common Stock
                 Common Stock Warrants expiring January 7, 2005
                 ----------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $52,433,161 as of March 1, 2000, based upon the closing sales price of registrant's Common Stock on that date of $1.69 per share.

As of March 1, 2000, 40,078,543 of registrant's Common Stock, $.01 par value per share, were outstanding.

Documents incorporated by reference. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2000 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I
 Item 1   Business                                                           1
 Item 2.  Properties                                                         8
 Item 3.  Legal Proceedings                                                 10
 Item 4.  Submission of Matters to a Vote of Security Holders               10

 Part II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters                                                           11
 Item 6.  Selected Financial Data                                           12
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk        29
 Item 8.  Financial Statements and Supplementary Data                       30
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          30

 Part III
 Item 10. Directors and Executive Officers of the Registrant                30
 Item 11. Executive Compensation                                            30
 Item 12. Security Ownership of Certain Beneficial Owners and Management    30
 Item 13. Certain Relationships and Related Transactions                    30

 Part IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form      32
          8-K
 Index to Financial Statements                                             F-1

Signatures

Forward-Looking Statements

The forward-looking statements included in the "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections and in Exhibit 99.2 -- Excerpt from Advantica's February 17, 2000 press release announcing its "One Company, One Brand" strategic direction, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99.1 to this Form 10-K (see Exhibit
99.1 -- Safe Harbor Under the Private Securities Litigation Reform Act of
1995). Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                                     PART I

Item 1. Business

Introduction

Advantica Restaurant Group, Inc. ("Advantica" and, together with its subsidiaries, including predecessors, the "Company") is one of the largest restaurant companies in the United States, operating (directly and through franchisees) more than 2,400 Denny's, Coco's and Carrows restaurants.

Advantica's original predecessor was organized as a holding company in 1988 in order to effect a 1989 leveraged buyout of the Company. As a result of the buyout, the Company became very highly leveraged. While the Company's cash flows were sufficient to cover interest costs, operating results subsequent to the buyout fell short of expectations. Such shortfalls resulted from negative operating trends due to increased competition, intense pressure on pricing due to discounting, declining customer traffic and relatively limited capital resources to respond to these changes.

Beginning in February 1997, Advantica's predecessor, Flagstar Companies, Inc. ("FCI"), and its wholly owned subsidiary, Flagstar Corporation ("Flagstar"), commenced negotiations with various creditors in an effort to enable them to restructure their indebtedness through a prepackaged filing pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan") was confirmed by the Bankruptcy Court pursuant to an order entered as of November 12, 1997. On January 7, 1998 (the "Effective Date"), FCI and Flagstar emerged from proceedings under the Bankruptcy Code. On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. ("FRD") (and their respective subsidiaries), did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings. As a result of the reorganization, the Company significantly reduced its debt and simplified its capital structure, although it remains highly leveraged. Further discussion of the bankruptcy reorganization proceedings is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the accompanying Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional information concerning the Company's indebtedness and debt service requirements.

The Company completed the disposition of its quick-service concepts on December 29, 1999, when it consummated the sale of all of the capital stock of its wholly owned subsidiary, El Pollo Loco, Inc. ("EPL"), to American Securities Capital Partners, L.P. for $128.3 million, which included the assumption of $15.2 million of debt. The disposition of EPL resulted in a gain of approximately $15.5 million, net of taxes.

On February 17, 2000, the Company announced that its future direction will focus primarily on its Denny's brand, including efforts to move toward a more franchise-based operation. In addition, the Company announced that it had retained the firm of Donaldson, Lufkin & Jenrette Securities Corporation to begin immediately exploring strategic alternatives for FRD, the subsidiary which owns the Coco's and Carrows brands, including a possible sale or recapitalization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" and Exhibit 99.2 to this Form 10-K (the discussion herein being qualified in its entirety by such Exhibit) for additional information.

Restaurants

The Company's operations are currently conducted through three restaurant chains or concepts which operate in the family-style category of the full-service mid-scale dining segment. Denny's is the Company's largest concept, with 1,784 units. Coco's is a bakery restaurant chain operating 485 units. The Carrows chain, consisting of 145 units, specializes in traditional American food. For a breakdown of the total revenues contributed by each concept (and other related segment disclosures) for the last three years, see its corresponding section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the accompanying Consolidated Financial Statements.

The Company's restaurant management strategy emphasizes superior value and quality, friendly and attentive service and appealing facilities. During 1999, the Company continued its strategy of growth through franchising by adding to its continuing operations a net 63 units, representing an increase of 114 franchised/licensed units offset by a net decrease of 51 Company-owned units (see the 1999 restaurant unit activity table in "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The increase in franchised/licensed units and the decrease in Company-owned units includes a net 57 units which were sold to franchisees ("refranchised"). The Company intends to continue focusing on growth through franchising in 2000.

The Company believes its restaurant operations benefit from the generally strong market positions and consumer recognition enjoyed by its three chains, the benefits of a centralized support system for purchasing, menu development, human resources, management information systems, site selection, restaurant design and construction, and an aggressive management team. Denny's, Coco's and Carrows may benefit from the demographic trend of aging baby boomers and the growing population of senior citizens. The largest percentage of mid-scale customers are in the 35 years and up age category.

Denny's

Denny's, "America's Original Breakfast Diner," is the nation's largest family-style restaurant chain in the full-service mid-scale segment in terms of market share, number of units and U.S. systemwide sales. Denny's restaurants currently operate in 49 states and the District of Columbia, two U.S. territories and four foreign countries, with concentrations in California (21% of total restaurants), Florida (11%) and Texas (9%). Denny's restaurants are designed to provide a "dining value" with moderately priced food, friendly and efficient service and a pleasant atmosphere. The restaurants generally are open 24 hours a day, seven days a week. Denny's restaurants offer traditional family fare (including breakfast items, hamburgers, sandwiches, steaks and chicken), and provide both counter and table service. Denny's sales are evenly distributed across each of its dayparts; however, breakfast items account for the majority of Denny's sales. In 1999, Denny's Company-owned restaurants had an average guest check of $6.13 and average sales of $1.3 million. Denny's employed approximately 35,700 people at December 29, 1999.

The Company has taken strides to improve each component of the dining value formula. In 1999, Denny's heavily promoted themed, higher-quality products such as "All-Star Slams," "America's Favorite Omelets," "Major League Burgers" and "Signature Skillets" while continuing to offer its popular Grand Value menus, which feature value-priced items for breakfast and lunch. These products are supported through television advertising and restaurant-based media including special menus, posters, and window clings.

During 1999, the Company began developing initiatives that address the customer service component of the dining value formula. The two primary goals will be the implementation of a comprehensive restaurant "score card," and the testing of an interactive customer response system. Delivering outstanding customer service will continue to be the main focus of Denny's operations management in 2000.

The Denny's system opened 26 "Classic Diners" in 1999. These restaurants have an upbeat, nostalgic look and feel that appeals to younger customers, while retaining Denny's core brand equities. The Classic Diner features a modular, stainless steel facility, new uniforms, a jukebox and a tailored menu to create an energized dining experience. Operating trends to date are encouraging, with a reduced per-unit investment producing above-average sales when compared to the traditional Denny's restaurant.

After the successful market testing for the "Denny's Diner 2000" reimage in 1998, the Company implemented the remodel scheme in 140 Company-owned restaurants in 1999. The reimaged stores have experienced year-over-year sales growth of 8.1%. The remodeling of these selected units is intended to support Denny's brand positioning as "America's Original Breakfast Diner" and to complement the development of Denny's Classic Diners. The Company currently plans to develop and test a lower cost reimage alternative during 2000. Management believes that this alternative will appeal to existing and new franchisees and is integral to the completion of the reimaging program system wide.

In addition to the extensive remodeling project undertaken in 1999, Denny's also opened 28 new Company-owned units and 82 new franchised/licensed units during the year (including the Classic Diners mentioned above). Management believes that over the last five years Denny's has opened more new units (Company-owned and franchised units combined) than any competitor in the mid-scale segment. Among the new openings were 27 units related to a large-scale acquisition in upstate New York which provide strategic benefits in that market, including a rapid increase in brand penetration and advertising spending capabilities.

Denny's also continues to supplement its franchise development efforts by selectively selling Company-owned units to franchisees. During the next several years, the Company plans on refranchising 250 to 300 Company-owned units as part of the Company's plan to reach its ultimate goal of retaining approximately 300 units, or 40% of the current Company-owned portfolio. Of the 1,784 Denny's restaurants operating at December 29, 1999, 930 (52%) were franchised units. The initial fee for a single Denny's franchise is $35,000, and the current royalty payment is 4% of gross sales.

Coco's

Coco's is a bakery restaurant chain operating primarily in California as well as Japan, South Korea and the United Arab Emirates. Coco's ranks among the top 15 chains in the family-style category based on U.S. systemwide sales and international sales. Coco's offers a variety of fresh-baked goods such as pies, muffins and cookies in addition to value-priced and innovative menu items. The chain has positioned itself at the upper end of the family-style category, and answers the needs of quality-conscious family diners by offering consistently high-quality food, great service, fair prices and a pleasant, comfortable atmosphere. At December 29, 1999, the Coco's chain consisted of 148 Company-owned, 34 domestic franchised and 303 international licensed restaurants. The initial fee for a single Coco's franchise in the United States is $35,000, and the current royalty payment rate is 4% of net sales. Initial fees and royalties for licensed restaurants are negotiated under separate licensing agreements which generally carry lower royalty rates than franchised restaurants.

The restaurants are generally open 18 hours a day. Coco's restaurants have uniform menus within the United States and serve breakfast, lunch and dinner. Lunch and dinner dayparts are Coco's strongest, comprising approximately 37.6% and 40.4% of 1999 sales, respectively. In 1999, the average guest check was $7.41, with average Company-owned unit sales of approximately $1.5 million. Coco's employed approximately 6,800 people at December 29, 1999.

Carrows

Carrows is a regional family-style restaurant chain operating primarily in California. Carrows consisted of 117 Company-owned units and 28 domestic franchises, and employed approximately 4,700 people at December 29, 1999. Carrows specializes in traditional American food, with an emphasis on quality, homestyle fare at an excellent value. The concept appeals strongly to families with children as well as to mature adults, a group expected to grow rapidly in the new century. Carrows restaurants have uniform menus and serve breakfast, lunch and dinner. The menu is always current, but not trendy, and is revised regularly to reflect the most appealing foods that guests demand. The restaurants are generally open 18 hours a day.

Lunch and dinner dayparts (including "late night") are Carrows' strongest, comprising approximately 32.7% and 42.3% of 1999 sales, respectively. In 1999, the average guest check was $6.81, with average Company-owned unit sales of approximately $1.4 million.

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

A principal feature of the Company's restaurant operations is the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities. Region and district leaders have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly employees in the restaurants and therefore know how to perform restaurant functions and are able to train by example. Each concept also benefits from having an experienced management team.

The Company's restaurant chains each maintain a training program for employees and restaurant managers. Restaurant managers and assistant managers receive training at specially designated training units. Areas of training for managers include customer interaction, kitchen management and food preparation, data processing and cost control techniques, equipment and building maintenance and leadership skills. Video training tapes demonstrating various restaurant job functions are located at each restaurant location and are viewed by employees prior to a change in job function or before using new equipment or procedures.

Each restaurant chain regularly evaluates its menu. New products are developed in Company test kitchens and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets, both with and without media support. A successful menu item is then incorporated into the restaurant system. While research and development activities are important to the Company's business, amounts expended for these activities are not significant.

Financial and management control is facilitated in all of the Company's restaurants by the use of POS systems which transmit detailed sales reports, payroll data and periodic inventory information for management review. The Company completed the roll out of a new POS system in all of its Company-owned restaurants in the third quarter of 1999. This system is helping restaurant management improve customer service through faster and more accurate turnaround of customer orders. In addition, the new POS system aids in sales analysis and decision-making by providing information on a more timely basis and at a higher level of detail. In 1999, the Company also implemented a new back office system in all Company-owned Coco's and Carrows restaurants. This new system provides additional functionality over the current restaurant management system and will be used by restaurant management to improve the tracking of inventory and labor.

Advertising

The Company uses an integrated process to promote its concepts, including media, menu strategy, interior/exterior building design, style of service and specialized promotions to help differentiate the concepts in the marketplace. Media advertising is primarily product oriented, generally featuring high-margin special entrees or meal combinations presented and priced to convey high value. Such advertising is conducted through national, regional and local television advertising as well as radio, outdoor and print advertising depending on the target market. Sophisticated consumer marketing research techniques are used to measure customer satisfaction and customers' evolving expectations.

Site Selection

The success of any restaurant is influenced significantly by its location. The Company's franchise development groups work closely with franchisees and real estate brokers to identify sites which meet specific standards. Sites are evaluated on the basis of a variety of factors, including demographics, traffic patterns, visibility, building constraints, competition, environmental restrictions and proximity to high-traffic consumer activities.

Raw Materials Sources and Availability

The Company has a centralized purchasing program which is designed to ensure uniform product quality as well as reduced food, beverage and supply costs. The Company's size provides it with significant purchasing power which often enables it to obtain products at favorable prices from several nationally recognized manufacturers.

In connection with the 1995 sale of its distribution subsidiary, Proficient Food Company ("PFC"), to Meadowbrook Meat Company ("MBM"), the Company entered into an eight-year distribution agreement, subsequently extended to ten years, with MBM, under which PFC/MBM will continue to distribute and supply certain products and supplies to the Company's restaurants. Beginning in January 1998, Coco's and Carrows became subject to similar agreements. There are no volume requirements relative to these agreements; however, the products named therein must be purchased through PFC/MBM unless they are unable to make delivery within a reasonable period. The Company purchases approximately 85% of its restaurant products and supplies from PFC/MBM. During the third quarter of 1996, the Company sold its two food processing systems, Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's (hereinafter collectively referred to as "PTF"), in two separate transactions. In conjunction with these sales, the Company entered into five-year purchasing agreements with the acquirers under which the Company is required to purchase certain minimum annual volumes. If such volumes are not purchased, the agreements provide for the payment of penalties.

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

Trademarks and Service Marks

The Company, either directly or through wholly owned subsidiaries, has certain trademarks and service marks registered with the United States Patent and Trademark office and in international jurisdictions, including Denny's, Coco's, Carrows, and Grand Slam Breakfast. The Company considers its trademarks and service marks important to the identification of its restaurants and believes they are of material importance to the conduct of its business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from 5 to 20 years. The Company generally intends to renew trademarks and service marks which come up for renewal. The Company owns or has rights to all trademarks it believes are material to its restaurant operations.

Competition

The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants and other miscellaneous establishments. Full-service restaurants include the mid-scale, casual dining and upscale (fine dining) segments. A significant portion of the mid-scale segment is made up of three categories -- family-style, family steak, and cafeteria -- and is characterized by complete meals, menu variety and moderate prices ($5-$7 average check). The family-style category, which includes Denny's, Coco's and Carrows, includes a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8-$16 average check) and availability of alcoholic beverages, primarily consists of a small number of national chains, regional chains and small independent restaurants. The quick-service segment is characterized by low prices (generally, $3-$5 average check), finger foods, fast service and convenience.

On a segment-wide basis, the full-service and quick-service restaurant segments currently have approximately the same revenues. Throughout the 1990's, the mid-scale segment's traffic volume has remained relatively flat, reflecting increases in the family-style and cafeteria categories offset by decreases in the family steak and other specialty categories.

The restaurant industry is highly competitive, and competition among a few major companies that own or operate restaurant chains is especially intense, particularly in the family-style segment. Restaurants compete on the basis of name recognition and advertising; the price, quality and perceived value of their food offerings; the quality and speed of their service; convenience and the attractiveness of their facilities. Recent economic trends have also increased competition for qualified managerial operations personnel as well as hourly restaurant employees.

Management believes the Company's principal competitive strengths include its restaurants' brand name recognition; restaurant locations; the value, variety and quality of food products served; the quality and training of its employees; and the Company's market penetration, which has resulted in economies of scale in a variety of areas including advertising, distribution and field supervision. See Exhibit 99.1 to this Form 10-K for certain additional factors relating to the Company's competition in the restaurant industry.

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants both generally and in particular areas and unfavorable trends in regional weather conditions.

Government Regulations

The Company and its franchisees are subject to various local, state and federal laws and regulations governing various aspects of the restaurant business, including, but not limited to health, sanitation, environmental matters, safety, disabled persons' access to facilities, the sale of alcoholic beverages and hiring and employment practices. The operation of the Company's franchise system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. The Company believes that it is in material compliance with applicable laws and regulations, but it cannot predict the effect on operations of the enactment of additional regulations in the future.

The Company is also subject to federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 29, 1999, a substantial number of the Company's employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase the Company's labor costs. This is especially true for the Company's operations in California, where there is no tip credit. The California minimum wage increased from $4.25 to $5.00 per hour on March 1, 1997 and increased to $5.75 per hour on March 1, 1998. Also, the federal minimum wage increased to $5.15 per hour on September 1, 1997, and Congress is currently considering another increase to $6.15 per hour over a multiple-year time frame. Employers must pay the higher of the federal or state minimum wage. The Company has attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that the Company or its franchisees can continue to pass on such cost increases to its customers.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a significant impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

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

Denny's continues to meet all of its obligations under the Consent Decrees. As part of orientation, every new Denny's employee receives notification of the Consent Decree requirements. All newly hired hourly employees who work in the restaurants complete video-based nondiscrimination training that focuses on employees' responsibilities under the Consent Decrees and public accommodations law. Additionally, management employees are required to attend a live nondiscrimination training program.

Further, as required by the Consent Decrees, nondiscrimination testing is conducted in Denny's restaurants. This nondiscrimination testing compares the dining experience of similarly matched test groups to determine if guests are treated equally without regard to race, color or national origin.

Every Denny's restaurant displays a sign at each public entrance emphasizing Denny's commitment to nondiscrimination and providing a toll-free telephone number for customers to call if they have a problem which is not resolved to their satisfaction. In addition, certain printed advertising materials such as menus, magazine and newspaper advertising include a statement assuring that all guests will receive fair and equal treatment.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Advantica.

                         Current Principal Occupation or
 Name                Age Employment and Five-Year Employment History
 ----                --- -------------------------------------------
 James B. Adamson    52  Chairman, Chief Executive Officer and President of
                         Advantica (1995-present); Chief Executive Officer and
                         President of Denny's (February 2000-present); Chief
                         Executive Officer of Burger King Corporation (1993-
                         1995).

 Craig S. Bushey     44  Executive Vice President and Chief Operating Officer
                         of Denny's (February 2000-present); Executive Vice
                         President of Advantica and President of Coco's/Carrows
                         Division (1998-February 2000); Senior Vice President
                         of Advantica and President of Hardee's Division (1996-
                         1998); Managing Director, Vice President (Western
                         Europe) of Burger King (1995-1996); Region Vice
                         President (Central Region) of Burger King (1994-1995).

 Janis S. Emplit     44  Senior Vice President and Chief Information Officer of
                         Advantica (1999-present); Vice President, Information
                         Systems of Advantica (1997-1998); Senior Director,
                         Burger King (1987-1997).

 Andrew F. Green     44  Senior Vice President, Planning and Corporate
                         Controller of Advantica (1998-present); Vice
                         President, Planning and Corporate Controller of
                         Advantica (1997-1998); Vice President, Corporate
                         Planning and Risk Management of Advantica (1996-1997);
                         Vice President of Operations (Transit Contracting
                         Division) of Ryder System, Inc. (1993-1995).

 Ronald B. Hutchison 50  Executive Vice President and Chief Financial Officer
                         of Advantica (1998-present); Vice President and
                         Treasurer of Advantica (1995-1998); Vice President and
                         Treasurer of Leaseway Transportation Corp. (1988-
                         1995).

 Jonathan R. Jameson 51  Executive Vice President, Chief Strategy Officer of
                         Denny's (February 2000-present); Chief Operating
                         Officer of Denny's (September 1999-February 2000);
                         Senior Vice President, Marketing of Denny's (1998-
                         September 1999); Vice President, Marketing of Denny's
                         (1995-1998); Vice President, Marketing and Sales of
                         Host Marriot (1991-1995).

 James W. Lyons      45  Executive Vice President, Franchise and Development of
                         Denny's (February 2000-present); Senior Vice
                         President, Franchise and Development of Denny's (1998-
                         February 2000); Vice President, Franchise Development
                         of Denny's (1997-1998); Vice President, Franchise and
                         Development Services of Burger King (1995-1997);
                         Director of Development of Burger King (1994-1995).

 Rhonda J. Parish    43  Executive Vice President of Advantica (1998-present);
                         General Counsel and Secretary of Advantica (1995-
                         present); Senior Vice President of Advantica (1995-
                         1998).

 Paul R. Wexler      56  Executive Vice President, Procurement and Distribution
                         of Advantica (1998-present); Senior Vice President,
                         Procurement and Distribution of Advantica (1995-1998);
                         Vice President, Procurement and Quality Assurance for
                         Marriott International (1991-1995).

 Stephen W. Wood     41  Executive Vice President, Human Resources and
                         Corporate Affairs of Advantica (1998-present); Senior
                         Vice President, Human Resources and Corporate Affairs
                         of Advantica (1996-1998); Vice President,
                         Compensation, Benefits, and Employee Information
                         Systems and Corporate Office Human Resources of
                         Advantica (1993-1996).

Employees

At December 29, 1999, the Company had approximately 47,700 employees, none of whom are subject to collective bargaining agreements. Many of the Company's restaurant employees work part time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, the Company experiences a high level of turnover among its restaurant employees. The Company has experienced no significant work stoppages and considers its relations with its employees to be satisfactory.

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

The following table sets forth certain additional information regarding Company-owned restaurant properties as of December 29, 1999:

                          Land             Land Leased         Land and
                          and                  and             Building
        Concept      Building Owned       Building Owned        Leased        Total
        -------      --------------       --------------       --------       -----
        Denny's           221                   34               580            835
        Coco's              2                   33               113            148
        Carrows             3                   14               100            117
                          ---                  ---               ---          -----
        Total             226                   81               793          1,100
                          ===                  ===               ===          =====

The number and location of the Company's restaurants as of December 29, 1999 are presented below:

                           Denny's           Coco's            Carrows
                      ----------------- ----------------- -----------------
                            Franchised/       Franchised/       Franchised/
State/Country         Owned  Licensed   Owned  Licensed   Owned  Licensed
-------------         ----- ----------- ----- ----------- ----- -----------
 Alabama                 1        7        -        -        -        -
 Alaska                  -        4        -        -        -        -
 Arizona                28       50       20        2        -        5
 Arkansas                1        9        -        -        -        -
 California            207      170      124       24      110        7
 Colorado               19       17        -        2        -        -
 Connecticut             -        8        -        -        -        -
 District of Columbia    -        1        -        -        -        -
 Delaware                3        -        -        -        -        -
 Florida                93      106        -        -        -        -
 Georgia                 -       29        -        -        -        -
 Hawaii                  4        3        -        -        -        -
 Idaho                   -        6        -        -        -        -
 Illinois               46       19        -        -        -        -
 Indiana                14       17        2        -        -        -
 Iowa                    -        5        -        -        -        -
 Kansas                  3        7        -        -        -        -
 Kentucky                -       19        -        -        -        -
 Louisiana               5        8        -        -        -        -
 Maine                   -        8        -        -        -        -
 Maryland               13       16        -        -        -        -
 Massachusetts           9        -        -        -        -        -
 Michigan               24       14        -        -        -        -
 Minnesota               4       15        -        -        -        -
 Mississippi             2        1        -        -        -        -
 Missouri               17       23        2        -        -        -
 Montana                 -        5        -        -        -        -
 Nebraska                -        4        -        -        -        -
 Nevada                 10        8        -        -        5        1
 New Hampshire           2        1        -        -        -        -
 New Jersey              8        7        -        -        -        -
 New Mexico              2       19        -        -        -        4
 New York               53       12        -        -        -        -
 North Carolina          8       10        -        -        -        -
 North Dakota            -        2        -        -        -        -
 Ohio                   25       29        -        -        -        -
 Oklahoma                9       20        -        -        -        -
 Oregon                  5       20        -        -        -        8
 Pennsylvania           44        7        -        -        -        -
 South Carolina         12        7        -        -        -        -
 South Dakota            -        3        -        -        -        -
 Tennessee               4        7        -        -        -        -
 Texas                  62      101        -        -        2        2
 Utah                    7       15        -        -        -        -
 Vermont                 -        2        -        -        -        -
 Virginia               19       11        -        -        -        -
 Washington             49       25        -        6        -        1
 West Virginia           -        3        -        -        -        -
 Wisconsin              12        7        -        -        -        -
 Wyoming                 -        4        -        -        -        -
 Guam                    -        3        -        -        -        -
 Puerto Rico             -       12        -        -        -        -
 Canada                 11       35        -        -        -        -
 Japan                   -        -        -      270        -        -
 South Korea             -        -        -       31        -        -
 Other International     -        8        -        2        -        -
                       ---      ---      ---      ---      ---      ---
  Total                835      949      148      337      117       28
                       ===      ===      ===      ===      ===      ===

In addition to the restaurant locations set forth above, the Company owns an 18-story, 187,000 square foot office tower in Spartanburg, South Carolina, which serves as its corporate headquarters. The Company's corporate offices currently occupy approximately 15 floors of the tower, with the balance leased to others.

See Note 10 to the accompanying Consolidated Financial Statements for information concerning encumbrances on certain properties of the Company.

Item 3. Legal Proceedings

In 1994, the Company was advised by the Internal Revenue Service of proposed deficiencies for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by the Company for the seven taxable periods ended December 31, 1992. In the third quarter of 1996, this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act (the"Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. As the Company believes the remaining proposed deficiencies are substantially incorrect, it intends to continue to contest such proposed deficiencies. The Company filed petitions in the United States Tax Court in 1998 for these periods. The case is expected to be tried in 2000.

One current and two former managers of Denny's restaurant units have initiated, in the Superior Court for Los Angeles County, California, a class action lawsuit seeking, among other things, overtime compensation. The action, which was originally filed on September 2, 1997, was certified on June 21, 1999 as a class action with all managers and general managers who worked for Company-owned Denny's restaurants in California since September 4, 1994 being identified as class members. The suit alleges that Denny's requires its managers to work more than 50% of their time performing nonmanagement related tasks, thus entitling them to overtime compensation. Denny's contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. Denny's has been and will continue defending this lawsuit vigorously.

Other proceedings are pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company, and in others presenting allegations that are nonroutine and include compensatory or punitive damage claims. The ultimate legal and financial liability of the Company with respect to the matters mentioned above and these other proceedings cannot be estimated with certainty. However, the Company believes, based on its examination of these matters and its experience to date, that the ultimate disposition of these matters will not significantly affect the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Advantica's common stock and warrants were initially listed on The Nasdaq Stock Market(R) commencing January 8, 1998 under the symbols "DINEV" and "DINWV," respectively. On January 12, 1998, the common stock and warrants were listed under the symbols "DINE" and "DINEW," respectively. As of March 1, 2000, 40,078,543 shares of common stock and 3,999,992 warrants were outstanding, and there were approximately 2,770 record and beneficial holders of common stock and 20 warrant holders of record. Neither Advantica, nor either of its predecessors, FCI and Flagstar, has ever paid dividends on its common equity securities. Furthermore, restrictions contained in the instruments governing the outstanding indebtedness of Advantica restrict its ability to pay dividends on the common stock in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 10 to the accompanying Consolidated Financial Statements of the Company.

The following tables list the high and low closing sales prices of the common stock for each quarter since Advantica's emergence from bankruptcy on January 7, 1998. The sales prices were obtained from The Nasdaq Stock Market(R).

         1998                                   High   Low
         ----                                  ------ -----
         First quarter (from January 8, 1998)  $11.06 $8.88
         Second quarter                         11.31  8.75
         Third quarter                          10.63  4.50
         Fourth quarter                          7.50  3.41

         1999
         ----
         First quarter                           7.13  4.50
         Second quarter                          5.56  3.44
         Third quarter                           3.81  2.50
         Fourth quarter (a)                      3.03  1.28

---------------

(a) On December 7, 1999, the listing of the Company's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market.

Item 6. Selected Financial Data

Set forth below are certain selected financial data concerning the Company for each of the three fiscal years ended December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999. Such data generally have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

                                        Predecessor Company                            Successor Company
                         -------------------------------------------------------   ---------------------------
                                   Fiscal Year Ended                   One Week     Fifty-One     Fiscal Year
                         ------------------------------------------     Ended      Weeks Ended       Ended
(In millions, except     December 31,   December 31,   December 31,   January 7,   December 30,   December 29,
 ratios and per            1995 (a)     1996 (a) (b)   1997 (a) (c)    1998 (a)    1998(a) (d)      1999(d)
 share amounts)          ------------   ------------   ------------   ----------   ------------   ------------
Income Statement Data:
 Operating revenue         $1,480.4       $1,540.0       $1,685.8       $31.6        $1,595.4       $1,590.0
 Operating income (loss)       59.1 (e)       95.2          110.3         8.8           (69.1)        (283.6)(e)
 (Loss) income from
  continuing operations
  (f)                         (83.5)         (60.1)         (84.8)      647.4 (g)      (171.6)        (388.8)
 Basic (loss) income per
  share from continuing
  operations applicable
  to common shareholders      (2.30)         (1.75)         (2.33)      15.26           (4.29)         (9.72)
 Diluted (loss) income
  per share from
  continuing operations
  applicable to common
  shareholders                (2.30)         (1.75)         (2.33)      11.74           (4.29)         (9.72)
 Cash dividends per
  common share (h)              --             --             --          --              --             --
 Ratio of earnings to
  fixed charges (i)             --             --             --        216.7x            --             --
 Deficiency in the
  coverage of fixed
  charges by earnings
  before fixed charges
  (i)                          80.7           76.4           83.1         --            173.4          387.6
Balance Sheet Data (at
 end of period):
 Current assets (j)        $  285.3       $  185.5       $  129.6                    $  291.1       $  399.3
 Working capital
  (deficit) (j) (k)          (122.2)        (297.7)        (230.2)                      (81.2)        (234.1)
 Net property and
  equipment                 1,104.4        1,168.6          625.8                       630.3          622.6
 Total assets               1,507.8        1,687.4        1,407.4                     1,930.7        1,468.1
 Long-term debt,
  excluding current
  portion                   1,996.1        2,180.7          594.2 (l)                 1,141.2          822.5
Other Data:
 EBITDA as defined (m)     $  166.9       $  170.2       $  198.0       $10.4        $  197.4       $  203.8
 Net cash flows provided
  by (used in) operating
  activities                   (9.4)         (25.1)          52.5         8.7            10.2          (25.5)
 Net cash flows provided
  by (used in) investing
  activities                  196.3 (n)      (87.7)(o)      (43.0)        7.8           188.3 (p)       67.9 (q)
 Net cash flows provided
  by (used in) financing
  activities                  (56.6)           8.2          (47.8)      (11.8)          (93.2)         (32.2)

---------------

(a) Certain amounts for the three fiscal years ended December 31, 1997, the one week ended January 7, 1998 and the fifty-one weeks ended December 30, 1998 have been reclassified to conform to the 1999 presentation.
(b)  Reflects the acquisition in May 1996 of Coco's and Carrows.
(c) Due to the change in the Company's fiscal year end, the year ended December 31, 1997 includes more than 52 weeks of operations as further described in Note 3 to the accompanying Consolidated Financial Statements.
(d) As discussed in more detail in Note 1 to the Consolidated Financial Statements, FCI and Flagstar emerged from bankruptcy on January 7, 1998. As described in Note 2 to the Consolidated Financial Statements, the change in ownership of the Company effected by the financial restructuring resulting from the bankruptcy required that the Company apply fresh start reporting effective January 7, 1998 in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). All financial statements subsequent to January 7, 1998 are referred to as "Successor Company" statements, as they reflect periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to January 7, 1998.
(e) Operating income reflects a provision for restructuring charges of $10.2 million and a charge for impaired assets of $24.8 million for the fiscal year ended December 31, 1995 and an impairment charge of $197.0 million for the fiscal year ended December 29, 1999. For a discussion of the 1999 impairment charge, see the consolidated operating results discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 in the accompanying Consolidated Financial Statements.
(f) The Company has classified as discontinued operations TW Recreational Services, Inc. ("TWRS"), a recreation services subsidiary, Volume
    Services, Inc., ("VS"), a stadium concessions subsidiary, and restaurant subsidiaries Flagstar Enterprises, Inc. ("FEI") (which operated the Company's Hardee's under licenses from Hardee's Food Systems), Quincy's Restaurants, Inc. ("Quincy's") and EPL. TWRS and VS were sold during 1995. FEI and Quincy's were sold in 1998, and EPL was sold in 1999.
(g) The income from continuing operations for the one week ended January 7, 1998 includes reorganization items of $627.0 million.
(h) The Company's bank facilities have prohibited, and its public debt indentures have significantly limited, distributions and dividends on Advantica's (and its predecessors') common equity securities. See Note 10 to the accompanying Consolidated Financial Statements appearing elsewhere herein.
(i) For purposes of computing the ratio of earnings to fixed charges or deficiency in the coverage of fixed charges by earnings before fixed charges, fixed charges consist of interest expense including capitalized interest, amortization of debt expenses and the interest element in rental payments under operating leases (estimated to be one third of the total rental payments). Earnings consist of income from continuing operations before income taxes and fixed charges excluding capitalized interest.
(j) The current assets and working capital deficit amounts presented exclude assets held for sale of $5.1 million as of December 31, 1996, $347.0 million as of December 31, 1997 and $87.7 million as of December 30, 1998. Such assets held for sale relate to FEI and Quincy's for the year ended December 31, 1997. For the year ended December 30, 1998, net assets held for sale relate to EPL.
(k) A negative working capital position is not unusual for a restaurant operating company. The increase in the working capital deficit from December 31, 1995 to December 31, 1996 reflects the use of the proceeds from the 1995 sales of TWRS, VS and the Company's distribution subsidiary, PFC, and the proceeds of the 1996 sale of PTF, for operating needs and for the acquisition of Coco's and Carrows. The decrease in the working capital deficit from December 31, 1996 to December 31, 1997 is attributable primarily to a reclassification of accrued interest from current liabilities to liabilities subject to compromise in accordance with SOP 90-7, largely offset by a reduction in cash and cash equivalents which was used for Company operations. The decrease in the working capital deficit from December 31, 1997 to December 30, 1998 is attributable primarily to an increase in cash and cash equivalents from the sales of FEI and Quincy's. For a discussion of the increase in the working capital deficit from December 30, 1998 to December 29, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
(l) Reflects the reclassification of $1,496.7 million of long-term debt to liabilities subject to compromise in accordance with SOP 90-7 as a result of the Chapter 11 filing.
(m) "EBITDA as defined" is defined by the Company as operating income before depreciation, amortization and charges for restructuring and impairment and is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. For the fiscal years 1995 and 1999, restructuring and impairment charges of $35.0 million and $197.0 million, respectively, have been excluded from EBITDA as defined. For a discussion of the 1999 impairment charge, see the consolidated operating results discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 in the accompanying Consolidated Financial Statements.
(n) Net cash flows provided by investing activities include proceeds from sale of discontinued operations and subsidiaries of $294.6 million.
(o) Net cash flows used in investing activities include the acquisition of Coco's and Carrows, net of cash acquired, of $127.1 million, as well as the net proceeds from the disposition of PTF of $63.0 million.
(p) Net cash flows provided by investing activities include proceeds from sales of discontinued operations of $460.4 million.
(q) Net cash flows provided by investing activities include proceeds from sales of discontinued operations of $109.4 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with "Selected Financial Data," and the Consolidated Financial Statements and other more detailed financial information appearing elsewhere herein. For purposes of providing a meaningful comparison of the Company's 1998 operating performance, the following discussion and presentation of the results of operations for the one week ended January 7, 1998 (Predecessor Company) and the fifty-one weeks ended December 30, 1998 (Successor Company) will be combined and referred to as the fiscal year ended December 30, 1998, unless otherwise noted. Where appropriate, the impact of the adoption of fresh start reporting on the results of operations during the period will be separately disclosed.

Outlook

In late 1999, the Company's management and Board, assisted by the global business consulting firm, McKinsey & Company, began an extensive review of the Company's operations and structure. It was concluded that the Company's Denny's brand, as the nation's largest full-service restaurant chain, deserved the full attention of management and full deployment of capital resources. Therefore, on February 17, 2000, the Company announced that its strategic direction will focus primarily on Denny's. For additional information, see Exhibit 99.2, which contains an excerpt from Advantica's February 17, 2000 press release announcing the Company's new strategic direction (the discussion herein being qualified in its entirety by such Exhibit). In connection therewith, James B. Adamson will serve as chief executive officer of Denny's and as chairman and chief executive officer of the Company. Mr. Adamson has announced his intention to step down from his position within two years.

The Company also announced that Donaldson, Lufkin & Jenrette Securities Corporation had been hired to begin immediately exploring strategic alternatives for FRD, the subsidiary which owns the Coco's and Carrows brands, including a possible sale or recapitalization. Additionally, the Company began streamlining its overhead structure by merging corporate administrative functions into the Denny's organization.

In addition to the above strategies, the Company also determined that becoming a more franchised-based operation will, over time, add shareholder value. During the next several years, the Company plans on refranchising 250 to 300 Company-owned Denny's units as part of the Company's plan to reach its ultimate goal of retaining approximately 300 units, or 40% of the current Company-owned portfolio. The proceeds from this refranchising effort will be used to fund the continued reimaging of the Denny's restaurants and to reduce debt.

As Denny's becomes the singular focus of the Company, management believes that its ability to concentrate efforts on improving service, enhancing the appearance of facilities and maintaining and improving food quality will retain existing customers, attract new patrons and provide an enjoyable dining experience at every visit.

Results of Operations

                                          Fiscal Year Ended
                                --------------------------------------
                                December 31, December 30, December 29,
Company Consolidated                1997         1998         1999
--------------------            ------------ ------------ ------------
(In millions)
Net company sales                  $1,634       $1,569       $1,522
Franchise revenue                      52           58           68
                                   ------       ------       ------
Operating revenue                   1,686        1,627        1,590
Impairment charge                      --           --          197
Other operating expenses            1,576        1,687        1,677
                                   ------       ------       ------
Operating income (loss)            $  110       $  (60)      $ (284)
                                   ======       ======       ======
EBITDA as defined                  $  198       $  208       $  204
Interest expense, net                 159          105          104
Reorganization items                   30         (627)          --
Income tax provision (benefit)          2          (16)           1
Extraordinary gains                    --         (614)          --
Net (loss) income                    (134)       1,213         (382)

1999 Restaurant Unit Activity

                             Ending                                     Ending
                             Units                         Units        Units
                          December 30, Units     Units     Sold/     December 29,
                              1998     Opened Refranchised Closed        1999
                          ------------ ------ ------------ ------    ------------
Denny's
 Company-owned                 878       28       (56)       (15)         835
 Franchised units              825       79        56        (30)         930
 Licensed units                 18        3        --         (2)          19
                             -----      ---       ---       ----        -----
                             1,721      110        --        (47)       1,784
Coco's
 Company-owned                 150       --        --         (2)         148
 Franchised units               31        4        --         (1)          34
 Licensed units                300       11        --         (8)         303
                             -----      ---       ---       ----        -----
                               481       15        --        (11)         485
Carrows
 Company-owned                 123       --        (1)        (5)         117
 Franchised units               26        1         1         --           28
                             -----      ---       ---       ----        -----
                               149        1        --         (5)         145
                             -----      ---       ---       ----        -----
                             2,351      126        --        (63)       2,414
Discontinued Operations:
El Pollo Loco                                                              --
 Company-owned                 100        9         9       (118)(a)       --
 Franchised units              161        4        (9)      (156)(a)       --
 Licensed units                  4       --        --         (4)(a)       --
                             -----      ---       ---       ----        -----
                               265       13        --       (278)          --
                             -----      ---       ---       ----        -----
                             2,616      139        --       (341)       2,414
                             =====      ===       ===       ====        =====

---------------

(a)Reflects the consummation of the sale of EPL stock on December 29, 1999.

1999 vs. 1998

The Company's consolidated revenue for the year ended December 29, 1999 decreased $37.0 million (2.3%) compared to the prior year. Company restaurant sales decreased $47.5 million primarily due to a net 51-unit decrease in Company-owned restaurants (excluding the impact of the EPL disposition). The decrease in Company-owned restaurants reflects the sale of Company-owned units to franchisees as part of a strategy to optimize growth through franchising. Franchise and licensing revenue increased $10.5 million resulted from a 114-unit increase in franchised and licensed restaurants. An increase in Denny's revenue reflected positive same-store sales growth and increased franchise revenue for the year. The revenue growth at Denny's was offset, however, by lower revenue at Coco's and Carrows, where fewer Company-owned units and lower same-store sales resulted in 13.5% and 12.3% declines in revenue, respectively.

Consolidated operating expenses increased $186.4 million (11.0%) compared to the prior year. Excluding the impact of a $197.0 million impairment charge, a $23.5 million increase in depreciation and other amortization and a $4.3 million decrease in refranchising and other gains, operating expenses decreased $38.4 million. This decrease is primarily due to the net 51-unit decrease in Company-owned restaurants described above. Increased payroll costs resulted from higher wage rates driven by market conditions. The increase in payroll costs was offset by improved product cost margins and by reduced repairs and maintenance expense resulting indirectly from the reimaging strategy implemented during 1999. Additionally, general and administrative expenses decreased as a result of lower costs to administer Denny's guest assurance program and reduced corporate overhead costs. The increase in depreciation and other amortization is primarily the result of the retirement of assets replaced in conjunction with recently reimaged units.

Due to the presence of certain conditions at December 29, 1999, including the current market value of the Company's common stock, the market discount on certain of the Company's debt instruments and certain operating trends, the Company concluded it should perform an impairment assessment of the carrying amount of the intangible asset "Reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization." In performing this analysis, management utilized a discounted future cash flow model and recorded an impairment charge of $197.0 million, representing the difference between the estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 prior to recognition of impairment. The cash flow model was prepared based on assumptions which reflect the strategy described in the Outlook section above and in Exhibit 99.2 to this Form 10-K. The discount rate used in the cash model was an estimate of the Company's current cost of capital. The adjusted carrying value of the intangible asset, $182.7 million, will continue to be amortized over its three-year remaining useful life.

EBITDA as defined decreased $4.0 million (1.9%) compared to the prior year. This decrease is a result of the factors noted in the preceding paragraphs, excluding the impairment charge and the increase in depreciation and other amortization.

Consolidated operating income decreased $223.3 million compared to the prior year as a result of the factors noted above.

Consolidated interest expense, net, totaled $104.2 million for the year ended December 29, 1999 compared to $105.5 million for the year ended December 30, 1998. The decrease is primarily attributable to lower debt balances in the current year, offset by a decrease in interest income from lower cash and short-term investment balances and by a decrease in the allocation of interest expense to discontinued operations. For the year ended December 29, 1999, $11.0 million of interest expense has been allocated to discontinued operations compared to $14.1 million in the prior year.

Reorganization items recorded in the one week ended January 7, 1998 include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the accompanying Consolidated Financial Statements.

The provision for income taxes from continuing operations for the year ended December 29, 1999 reflects an effective income tax rate applied to loss before taxes of approximately 0.3% for the year ended December 29, 1999 compared to an income tax benefit of approximately (1.0%) for the fifty-one weeks ended December 30, 1998. The benefit from income taxes from continuing operations for the one-week period ended January 7, 1998 of approximately $13.8 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $1.3 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting.

Extraordinary items for the year ended December 30, 1998 total $613.8 million. Of this amount, $612.8 million is due to the implementation of the Plan, which resulted in the exchange of Flagstar's previously outstanding senior subordinated debentures and convertible debentures for 40 million shares of Advantica's common stock and warrants to purchase 4 million additional shares of Advantica's common stock. The difference between the carrying value of such debt (including principal, accrued interest and deferred financing costs) and the fair value of the common stock and warrants resulted in a gain on debt extinguishment which was recorded as an extraordinary item. The remaining $1.0 million relates to the early retirement in 1998 of $42.4 million of Advantica's senior notes (described elsewhere herein), plus accrued and unpaid interest.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the year ended December 29, 1999, the fifty-one weeks ended December 30, 1998 and the one week ended January 7, 1998 to reflect EPL as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Discontinued operations for the fifty-one weeks ended December 31, 1998 and the one week ended January 7, 1998 also included the operating results and cash flow effects of FEI and Quincy's. Revenue and operating income (loss) of discontinued operations for the year ended December 29, 1999, the fifty-one weeks ended December 30, 1998 and the one week ended January 7, 1998 were $144.9 million and $2.4 million, $320.0 million and $7.6 million, and $14.7 million and $(0.1) million, respectively. Loss from operations of discontinued operations decreased $9.6 million compared to the prior year as a result of the completion of the FEI and Quincy's sales during 1998 and improved operating results at EPL in 1999. The Company completed the sale of EPL on December 29, 1999. The sale resulted in a gain of $15.5 million, net of taxes. The $5.9 million of EPL's net loss which was incurred subsequent to the measurement date is netted against the gain on sale in the Statements of Consolidated Operations and Cash Flows presented herein.

Net loss was $381.9 million for the year ended December 29, 1999 compared to net income of $1.2 billion for the prior year primarily as a result of the adoption of fresh start reporting and the extraordinary gain recorded in the prior year and the impairment charge recorded in the current year.

Accounting Changes

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), was issued. In accordance with SFAS 133 and SFAS 137, SFAS 133 will be effective for the Company's first quarter of its 2001 fiscal year. The Company is in the process of evaluating the effect of adopting SFAS 133.

1998 vs. 1997

Emergence from Chapter 11 Bankruptcy

As discussed in more detail in "Business -- Introduction" and in Note 1 to the accompanying Consolidated Financial Statements, FCI and Flagstar emerged from bankruptcy on January 7, 1998 (with the surviving corporation in the merger of FCI and Flagstar on that date changing its name to Advantica Restaurant Group, Inc.). As described in Note 2 to the Consolidated Financial Statements, the change in ownership of the Company effected by the financial restructuring required that the Company apply fresh start reporting effective January 7, 1998, in accordance with SOP 90-7.

Operating Results

The Company's consolidated revenue for the year ended December 30, 1998 decreased $58.8 million (3.5%) compared to the prior year. The revenue decrease was partially attributable to an estimated $30.3 million impact due to fewer reporting days in the 1998 period versus the 1997 comparable period because of the change in the Company's fiscal year end in 1997. Excluding the impact of fewer days in the 1998 reporting period, revenue for 1998 decreased $28.5 million compared to the prior year. Company restaurant sales decreased primarily due to a net 61-unit decrease in Company-owned restaurants (excluding EPL's units and the impact of the FEI and Quincy's dispositions) resulting primarily from refranchising activity. Denny's posted positive same-store sales for the period, while Coco's and Carrows experienced declines. Franchise and licensing revenue increased $5.8 million, primarily attributable to a 113-unit increase in franchised and licensed units, reflecting the Company's strategy to grow through franchising. The increase in the number of franchised units includes 85 additional franchised units in Denny's, 14 in Coco's and 12 in Carrows.

The comparability of 1998 and 1997 consolidated operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $128.8 million for the fifty-one weeks ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value as a result of the adoption of fresh start reporting resulted in an estimated increase in amortization and depreciation of approximately $40.5 million. Excluding the effect of the estimated impact of fresh start reporting and a $19.4 million increase in refranchising and other gains, operating expenses decreased $38.2 million (2.4%), primarily reflecting the effect of fewer reporting days than in the prior year, food cost controls, the 61-unit decrease in Company-owned restaurants and improvement in actuarial trends for workers' compensation and health benefits costs. Such decreases are somewhat offset by increased labor costs due to minimum wage increases.

EBITDA as defined increased $9.8 million (5.0%) in 1998 compared to the prior year. This increase is a result of the factors noted in the preceding paragraphs, excluding the estimated increase in depreciation and amortization.

Excluding the estimated impact of the adoption of fresh start reporting as discussed above, consolidated operating income decreased $1.2 million compared to the prior year as a result of the factors noted above.

Consolidated interest expense, net, totaled $105.5 million for the year ended December 30, 1998 compared to $159.0 million for the year ended December 31, 1997. The decrease is primarily due to the significant reduction in debt resulting from the implementation of the Plan which became effective on January 7, 1998 and a $18.6 million increase in interest income in 1998 due to increased cash and cash equivalents available for investment as a result of the FEI and Quincy's dispositions. Also contributing to the decrease in interest expense in 1998 is the lower effective yield on Company debt resulting from the revaluation of such debt to fair value at January 7, 1998 in accordance with fresh start reporting, largely offset by a decrease in the allocation of interest expense to discontinued operations. For the year ended December 30, 1998, $14.1 million of interest expense was allocated to discontinued operations compared to $30.7 million in the prior year.

Reorganization items include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Notes 2 and 7 to the Consolidated Financial Statements included herein.

The benefit from income taxes from continuing operations for the fifty-one-week period reflects an effective income tax rate applied to loss before taxes of approximately (1.0%) for the fifty-one weeks ended December 30, 1998 compared to a provision for the 1997 fiscal year period reflecting an approximate rate of 2.0%. The benefit from income taxes from continuing operations for the one-week period ended January 7,

1998 of approximately $13.8 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $1.3 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting.

Extraordinary items for the year ended December 30, 1998 total $613.8 million. Of this amount, $612.8 million is due to the implementation of the Plan, which resulted in the exchange of Flagstar's previously outstanding senior subordinated debentures and convertible debentures for 40 million shares of Advantica's common stock and warrants to purchase 4 million additional shares of Advantica's common stock. The difference between the carrying value of such debt (including principal, accrued interest and deferred financing costs) and the fair value of the common stock and warrants resulted in a gain on debt extinguishment which was recorded as an extraordinary item. The remaining $1.0 million relates to the early retirement in 1998 of $42.4 million of Advantica's senior notes (described elsewhere herein), plus accrued and unpaid interest.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the fifty-one weeks ended December 31, 1998, the one week ended January 7, 1998 and the year ended December 31, 1997 to reflect EPL as discontinued operations in accordance with APB 30. Discontinued operations also included the operating results and cash flow effects of FEI and Quincy's. Revenue and operating income of the discontinued operations for the fifty-one weeks ended December 30, 1998, the one week ended January 7, 1998 and the year ended December 31, 1997 were $320.0 million and $7.6 million, $14.7 million and $(0.1) million and $904.7 million and $20.1 million, respectively. The operating results of FEI subsequent to January 7, 1998 and through the disposition date were reflected as an adjustment to "Net assets held for sale" prior to the disposition. The adjustment to "Net assets held for sale" as a result of the net loss of FEI for the twelve weeks ended April 1, 1998 was a decrease of $1.4 million.

Net income was $1.2 billion for the year ended December 30, 1998 compared to a net loss of $0.1 million for the prior year, primarily as a result of the adoption of fresh start reporting and the extraordinary gains discussed above.

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

In accordance with the adoption of fresh start reporting upon emergence from bankruptcy (see Note 2 to the Consolidated Financial Statements herein), the Company adopted both statements of position as of January 7, 1998. The adoption of SOP 98-1 at January 7, 1998 resulted in the write-off of previously capitalized direct costs of obtaining computer software associated with research and development totaling $3.4 million. Subsequent to the Effective Date, similar costs are being expensed as incurred. The adoption of SOP 98-5 at January 7, 1998 resulted in the write-off of an insignificant amount of previously capitalized preopening costs. Subsequent to the Effective Date, preopening costs are being expensed as incurred.

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

Change in Fiscal Year

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard, and generally results in four 13-week quarters during the year with each quarter ending on a Wednesday. Due to the timing of this change, the fiscal year ended December 31, 1997 includes more than 52 weeks of operations. Carrows' and Coco's fiscal year includes an additional six days and Denny's fiscal year includes an additional five days.

Restaurant Operations

Denny's

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 31, December 30, December 29,
                                             1997         1998         1999
                                         ------------ ------------ ------------
($ in millions, except average unit and
 same-store data)
U.S. systemwide sales                       $1,902       $1,963       $2,079
                                            ======       ======       ======
Net company sales                           $1,146       $1,128       $1,137
Franchise and licensing revenue                 47           51           60
                                            ------       ------       ------
  Total revenue                              1,193        1,179        1,197
                                            ------       ------       ------
Operating expenses:
 Amortization of reorganization value in
  excess of amounts allocable to
  identifiable assets                           --           79           81
 Impairment charge                              --           --          112
 Other                                       1,073        1,086        1,129
                                            ------       ------       ------
Total operating expenses                     1,073        1,165        1,322
                                            ------       ------       ------
Operating income                            $  120       $   14       $ (125)
                                            ======       ======       ======
EBITDA as defined                           $  172       $  184       $  189
Average unit sales (in thousands):
 Company-owned                               1,285        1,283        1,309
 Franchised                                  1,079        1,091        1,132
Same-store sales (decrease) increase
 (Company-owned)(a):                        (4.5)%         1.3%         2.4%
Operated units:
 Company-owned                                 894          878          835
 Franchised                                    740          825          930
 Licensed                                       18           18           19
                                            ------       ------       ------
  Total                                      1,652        1,721        1,784
                                            ======       ======       ======

---------------

(a)Prior year amounts have not been restated for 1999 comparable units.

1999 vs. 1998

Denny's net company sales for the year ended December 29, 1999 increased $9.0 million (0.8%) compared to the prior year. The increase reflects 2.4% growth in same-store sales, the second consecutive year of positive same-store sales. Denny's benefitted from an increase in guest check average resulting from successful promotions of higher-priced menu items and from moderate price increases. Franchise and licensing revenue increased $8.8 million (17.1%), primarily attributable to a net increase of 105 franchised restaurants over the prior year. The increased franchising revenue reflects the Company's strategy to grow its franchise store base, including the sale of Company-owned restaurants to franchisees to stimulate such growth.

Denny's operating expenses increased $156.2 million (13.4%) compared to the prior year. Excluding the impact of a $112.0 million impairment charge, a $24.8 million increase in depreciation and other amortization and a $0.9 million decrease in refranchising and other gains, operating expenses increased $18.5 million. This increase is primarily the result of increased sales and higher labor costs offset by reduced repairs and maintenance. Increased payroll costs resulted from higher wage rates driven by market conditions. The reduction in repairs and maintenance resulted indirectly from the initiation of the Company's reimaging program. The increase in depreciation and other amortization is primarily the result of the retirement of assets replaced in conjunction with recently reimaged units.

EBITDA as defined increased $4.8 million (2.6%) compared to the prior year as a result of the factors noted in the preceding paragraphs, excluding the impairment charge and the increase in depreciation and other amortization.

Denny's operating income for the year ended December 29, 1999 decreased $138.5 million compared to the prior year as a result of the factors noted above.

1998 vs. 1997

Denny's net company sales for the year ended December 30, 1998 decreased $18.2 million (1.6%) compared to the prior year. The decrease primarily reflects a $21.7 million impact resulting from five fewer reporting days in the first quarter of 1998 in comparison to the prior year comparable period and 16 fewer equivalent Company-owned units. This decrease was partially offset by higher sales at Company-owned units which resulted from positive same-store sales. Such increases were primarily driven by an increase in average guest check due to successful promotions of higher-priced menu items and price increases initiated to keep pace with minimum wage and other cost increases. Franchise and licensing revenue increased $4.1 million over the prior year. The increased franchising revenue reflects the Company's strategy to grow its franchise store base, including the sale of Company-owned units to franchisees to stimulate such growth. Denny's added 72 franchised stores in 1998, reflecting a growth pace similar to 1997 when Denny's opened a record 77 franchise units.

The comparability of 1998 and 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $79.2 million for the fifty-one weeks ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of approximately $35.6 million. Excluding the estimated effect of fresh start reporting and a $10.8 million increase in refranchising and other gains, operating expenses decreased $11.9 million (1.1%), primarily reflecting the effect of five fewer reporting days, fewer Company-owned units and improvements in actuarial trends for workers' compensation and health benefits costs. These decreases are partially offset by an increase in labor costs due to minimum wage increases and the effect on the prior year of a $5.8 million nonrecurring reduction of operating expenses.

EBITDA as defined increased $12.8 million (7.5%) compared to the prior year as a result of the factors noted in the preceding paragraphs, excluding the estimated increase in depreciation and amortization.

Excluding the estimated impact of fresh start reporting, Denny's operating income for the year ended December 30, 1998 increased $8.7 million over the prior year as a result of the factors noted above.

Coco's

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 31, December 30, December 29,
                                             1997         1998         1999
                                         ------------ ------------ ------------
($in millions, except average unit and
 same-store data)
U. S. systemwide sales                      $  288       $  280       $  264
                                            ======       ======       ======
Net company sales                           $  276       $  256       $  219
Franchise and licensing revenue                  4            4            6
                                            ------       ------       ------
 Total revenue                                 280          260          225
                                            ------       ------       ------
Operating expenses:
 Amortization of reorganization value in
  excess of amounts allocable to
  identifiable assets                           --           22           21
 Impairment charge                              --           --           35
 Other                                         262          245          218
                                            ------       ------       ------
Total operating expenses                       262          267          274
                                            ------       ------       ------
Operating income (loss)                     $   18       $   (7)      $  (49)
                                            ======       ======       ======
EBITDA as defined                           $   35       $   35       $   25
Average annual unit sales (in
 thousands):
 Company-owned                               1,492        1,569        1,472
 Franchised                                  1,728        1,356        1,310
Same-store sales decrease (Company-
 owned) (a):                                  0.0%       (0.7)%       (6.2)%
Operated units:
 Company-owned                                 178          150          148
 Franchised                                     17           31           34
 Licensed                                      298          300          303
                                            ------       ------       ------
  Total                                        493          481          485
                                            ======       ======       ======

---------------

(a)Prior year amounts have not been restated for 1999 comparable units.

1999 vs. 1998

Coco's net company sales for the year ended December 29, 1999 decreased $36.2 million (14.2%) compared to the prior year. The decrease reflects lower sales from a decrease in the number of Company-owned equivalent units from the prior year. In addition, lower same-store sales resulted from a decline in customer traffic partially offset by a higher guest check average. Franchise and licensing revenue increased $1.2 million (24.7%), primarily attributable to a net increase in franchised units over the prior year.

Coco's operating expenses increased $6.7 million (2.5%) compared to the prior year. Excluding the impact of a $35.3 million impairment charge, operating expenses decreased $28.6 million, primarily reflecting the decrease in Company-owned equivalent units and lower same-store sales.

EBITDA as defined decreased $9.4 million (27.1%) for 1999 compared to 1998. This decrease is the result of factors noted in the preceding paragraphs, excluding the impairment charge.

Coco's operating income for the year ended for the year ended December 29, 1999 decreased $41.7 million compared to the prior year as a result of the factors noted above.

1998 vs. 1997

Coco's net company sales for the year ended December 30, 1998 decreased $20.1 million (7.3%) compared to the prior year. The decrease includes a $4.8 million impact due to six fewer reporting days compared to the prior year comparable period. The remaining decrease reflects a 28-unit decrease in the number of Company-owned restaurants and a decrease in same-store sales. The decrease in same-store sales resulted primarily from a decline in customer traffic, partially offset by a higher average guest check in the first half of 1998. Franchise and licensing revenue was flat in 1998 compared to the prior year, reflecting an increase in franchise revenue offset by a decrease in licensing revenue. The increase in franchise revenue resulted from the net increase of 14 franchised units in 1998. The decline in foreign licensing revenue resulted primarily from a stronger dollar versus the yen.

The comparability of 1998 and 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $22.1 million for the year ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $3.2 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $19.2 million (7.3%). This decrease reflects the effect of six fewer reporting days in 1998 than in the prior year and the 28-unit decrease in Company-owned restaurants.

EBITDA as defined for the year ended December 30, 1998 was flat compared to the prior year. This results from the factors noted in the preceding paragraphs, excluding the estimated increase in depreciation and amortization.

Excluding the estimated impact of the adoption of fresh start reporting, Coco's operating income for the year ended December 30, 1998 decreased $0.5 million compared to the prior year as a result of the factors noted above.

Carrows

                                                    Fiscal Year Ended
                                          --------------------------------------
                                          December 31, December 30, December 29,
                                              1997         1998         1999
                                          ------------ ------------ ------------
($ in millions, except average unit and
 same-store data)
U. S. systemwide sales                       $  215       $  204       $  190
                                             ======       ======       ======
Net company sales                            $  211       $  185       $  162
Franchise revenue                                 1            2            3
                                             ------       ------       ------
 Total revenue                                  212          187          165
                                             ------       ------       ------
Operating expenses:
 Amortization of reorganization value in
  excess of amounts allocable to
  identifiable assets                             -           18           18
 Impairment charge                                -            -           25
 Other                                          198          179          161
                                             ------       ------       ------
 Total operating expenses                       198          197          204
                                             ------       ------       ------
Operating income                             $   14       $  (10)      $  (39)
                                             ======       ======       ======
EBITDA as defined                            $   27       $   23       $   18
Average annual unit sales (in thousands)
 Company owned                                1,362        1,377        1,365
 Franchised                                      NM        1,131        1,052
Same-store sales decrease (Company-
 owned) (a):                                 (1.7)%       (2.0)%       (3.7)%
Operated units:
 Company-owned                                  140          123          117
 Franchised                                      14           26           28
                                             ------       ------       ------
  Total                                         154          149          145
                                             ======       ======       ======

---------------
NM = Not Meaningful
(a)Prior year amounts have not been restated for 1999 comparable units.

1999 vs. 1998

Carrows' net company sales for the year ended December 29, 1999 decreased $23.5 million (12.7%) compared to the prior year. The decrease reflects lower sales from a decrease in the number of Company-owned equivalent units from the prior year. In addition, lower same-store sales resulted from a decline in customer traffic partially offset by a higher guest check average. Franchise revenue increased $0.5 million (28.9%), primarily attributable to a net increase in franchised units over the prior year.

Carrows' operating expenses increased $5.2 million (2.6%) compared to the prior year. Excluding the impact of a $25.2 million impairment charge, operating expenses decreased $20.0 million, primarily reflecting the decrease in Company-owned equivalent units and lower same-store sales.

EBITDA as defined decreased $5.3 million (22.6%) for 1999 compared to 1998. This decrease is the result of factors noted in the preceding paragraphs, excluding the impairment charge.

Carrows' operating income for the year ended December 29, 1999 decreased $28.2 million compared to the prior year as a result of the factors noted above.

1998 vs. 1997

Carrows' net company sales for the year ended December 30, 1998 decreased $26.3 million (12.4%) compared to the prior year comparable period. The decrease reflects a $3.8 million impact due to six fewer reporting days in 1998 compared to the prior year. The remaining decrease reflects a 17-unit decrease in the number of

Company-owned restaurants, 12 of which were converted to franchise units, and a decrease in same-store sales. The decrease in same-store sales resulted primarily from a decrease in customer traffic, partially offset by a higher average guest check in the first half of 1998. Franchise revenue increased $1.3 million for the year ended December 30, 1998 compared to the prior year. This increase resulted from the addition of 12 franchised units over the prior year.

The comparability of 1998 and 1997 operating expenses is significantly affected by the impact of the adoption of fresh start reporting as of January 7, 1998. Specifically, the amortization of reorganization value in excess of amounts allocable to identifiable assets, which is over a five-year period, totaled $17.9 million for the year ended December 30, 1998. In addition, the adjustment of property and equipment and other intangible assets to fair value resulted in an estimated increase in amortization and depreciation of $2.2 million. Excluding the estimated impact of fresh start reporting, operating expenses decreased $21.2 million (10.7%), reflecting the effect of six fewer reporting days in 1998 than in the prior year and the 17-unit decrease in Company-owned restaurants.

EBITDA as defined decreased by $3.2 million (12.0%) for 1998 compared to 1997. This decrease is a result of the factors noted in the preceding paragraphs, excluding the estimated $20.1 million increase in depreciation and amortization.

Excluding the estimated impact of the adoption of fresh start reporting, Carrows' operating income for the year ended December 30, 1998 decreased $3.8 million from the prior year as a result of the factors noted above.

Liquidity and Capital Resources

On the Effective Date, the Company entered into a new senior revolving credit facility with The Chase Manhattan Bank ("Chase") and other lenders named therein, providing the Company (excluding FRD) with a working capital and letter of credit facility of up to a total of $200 million (as amended to date, the "Credit Facility"). At December 29, 1999, the Company had no working capital advances outstanding under the Credit Facility; however, letters of credit outstanding were $50.7 million. Historically, the Company has met its liquidity requirements with internally generated funds, external borrowings, and in recent years, proceeds from asset sales. The Company expects to continue to rely on internally generated funds, supplemented by available working capital advances under the Credit Facility and other external borrowings, as its primary source of liquidity.

The Credit Facility matures on January 7, 2003 (subject to early termination on March 31, 2000 as described below -- see also Note 10 to the accompanying Consolidated Financial Statements) and is generally secured by liens on the stock of Advantica's subsidiaries, accounts receivable, intellectual property and cash and cash accounts, along with Advantica's guarantee and additional liens on the Company's corporate headquarters in Spartanburg, South Carolina. The Credit Facility contains certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. The Company believes the Credit Facility, together with cash generated from operations, various cash management measures and other sources, will provide the Company with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months.

The Credit Facility is subject to early termination on March 31, 2000 if (a) the Company has not refinanced the Denny's Mortgage Notes (as defined below) on terms acceptable to the lenders and (b) either (1) the Company has not deposited funds with Chase equal to at least the face amount of the Denny's Mortgage Notes then outstanding (which deposit balance shall be maintained until the Denny's Mortgage Notes are redeemed or repaid in full) or (2) the aggregate principal amount of outstanding loans and letters of credit under the Credit Facility exceeds $150 million on or before the earlier of March 31, 2000 and the date the Denny's Mortgage Notes are repaid in full. The latest amendment to the Credit Facility, dated as of December 20, 1999, provided the Company with the ability to redeem or repay the Denny's Mortgage Notes on or before their scheduled maturity. As of the date hereof, $100 million in aggregate principal amount of the Denny's Mortgage Notes remain outstanding. The Company intends to make the required deposit, as indicated above, and thereby maintain the Credit Facility in effect and available to the Company beyond March 31, 2000.

On or prior to July 12, 2000, the Company is required to repay or refinance the $160 million mortgage notes secured by a pool of cross-collateralized mortgages on the land, buildings, equipment and improvements of 239 Denny's restaurant properties (the "Denny's Mortgage Notes"). During the first quarter of 2000, the Company repurchased $60 million of the Denny's Mortgage Notes. The Company intends, through a combination of cash and short-term investments on hand and available debt capacity, to repay the balance of the Denny's Mortgage Notes on or before their scheduled maturity.

The following table sets forth a calculation of the Company's cash from operations available for debt repayment and capital expenditures, or cash used in operations, for the periods indicated:

                                                   Fiscal Year  Fiscal Year
                                                      Ended        Ended
                                                   December 30, December 29,
                                                       1998         1999
                                                   ------------ ------------
(In millions)
Net income (loss)                                    $1,213.5     $(381.9)
Equity in (income) loss from discontinued
 operations, net                                       (123.9)       (6.9)
Extraordinary items                                    (613.8)         --
Noncash reorganization items                           (627.3)         --
Impairment charge                                          --       197.0
Other noncash charges                                   227.8       248.3
Deferred income tax provision (benefit)                 (13.8)         --
Change in certain working capital items                 (51.1)      (52.9)
Change in other assets and other liabilities, net         7.5       (29.1)
                                                     --------     -------
Cash from operations available for debt repayment
 and capital expenditures or cash (used in)
 operations                                          $   18.9     $ (25.5)
                                                     ========     =======

Coco's and Carrows cash flows from operations, which are included in the Company's total cash flow from operations set forth in the table above, were $24.0 million and $8.8 million for the fiscal years ended December 30, 1998 and December 29, 1999, respectively. Except for the payment of certain management fees and tax reimbursements payable to Advantica under certain conditions, such cash flows are currently unavailable to Advantica and its other subsidiaries.

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new credit agreement with Chase and Credit Lyonnais New York Branch and other lenders named therein and thereby established a $70 million senior secured credit facility (the "New FRD Credit Facility") to replace a prior facility which was scheduled to mature in August 1999. The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility, and matures in May 2003. Borrowings under the New FRD Credit Facility are to be used for Coco's and Carrows' working capital requirements and other general corporate purposes. Certain letters of credit may be issued under the revolving credit facility. All borrowings under the New FRD Credit Facility accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 9.6% at December 29, 1999) and are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRI-M and its subsidiaries. Principal installments of the term loan will be payable as follows: $2.0 million per quarter for three consecutive quarters beginning June 30, 2001; $3.0 million per quarter for four consecutive quarters beginning March 31, 2002; and $6.0 million for two consecutive quarters beginning March 31, 2003. At December 29, 1999, FRD and its subsidiaries had $30.0 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $11.1 million.

Management believes the New FRD Credit Facility, together with cash generated from operations, various cash management measures and other sources, will provide FRD with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months. However, a significant downturn in the restaurant industry, the California economy or other developments adversely affecting FRD's cash flow could impair its ability to service its indebtedness. For additional information regarding the New FRD Credit Facility, see Note 10 to the accompanying Consolidated Financial Statements.

On April 1, 1998, the Company completed the sale of all of the capital stock of FEI and used a portion of the proceeds to in-substance defease the guaranteed secured bonds of Spardee's Realty, Inc., a wholly owned subsidiary of FEI, and of Quincy's Realty, Inc., a wholly owned subsidiary of Quincy's. The Company replaced the original mortgage collateral for such indebtedness through the purchase of United States Government and AAA rated investment securities which were deposited with the collateral agent and which satisfy the principal and interest payments of the bonds though the stated maturity date of November 15, 2000.

The Company completed the disposition of its quick-service concepts on December 29, 1999, when it consummated the sale of all of the capital stock of its wholly owned subsidiary, EPL, to American Securities Capital Partners, L.P. for $128.3 million, which included the assumption of $15.2 million of debt. The disposition of EPL resulted in a gain of approximately $15.5 million, net of taxes.

Although consummation of the Plan and subsequent debt repayment from asset sale proceeds significantly reduced the Company's debt obligations, the Company still has substantial indebtedness and debt service requirements, both in absolute terms and in relation to shareholders' equity. With respect to the liquidity of the Company, management believes that the Company will have sufficient cash flow from operations (together with funds available under its existing credit facilities) to pay interest and scheduled amortization on all of its outstanding indebtedness and to fund anticipated capital expenditures through 2000. The Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain operating cash flow, and there can be no assurance that targeted levels of operating cash flow will actually be achieved. The Company's ability to maintain or increase operating cash flow will depend upon consumer tastes, the success of marketing initiatives and other efforts by the Company to increase customer traffic in its restaurants, prevailing economic conditions and other matters, many of which are beyond the control of the Company.

As of December 29, 1999, scheduled maturities of long-term debt relative to Advantica and its subsidiaries for the years 2000 and thereafter, excluding approximately $153 million of in-substance defeased debt maturing in 2000, are as follows:

                                             Advantica
                                           Excluding FRD                   FRD
                                           -------------                  -----
             (In millions)
             2000                             $174.5                      $ 2.9
             2001                               12.5                        8.8
             2002                                6.0                       14.5
             2003                                4.9                       13.9
             2004                                4.5                      157.6
             Thereafter                        568.0                        2.1

In addition to scheduled maturities of principal, on a consolidated basis, approximately $108.2 million of cash (excluding $13.1 million related to the in-substance defeased debt) will be required in 2000 to meet interest payments on long-term debt.

The Company's principal capital requirements are associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities, and during 1999, the Company's related capital expenditures were $128.4 million. Of that amount, approximately $29.0 million was financed through capital leases. In addition, the Company spent approximately $14.0 million for the acquisition of restaurants, of which $10.9 was related to the acquisition of certain Perkins restaurants by its wholly owned subsidiary, Denny's, Inc. (see Note 5 to the accompanying Consolidated Financial Statements). Capital expenditures during 2000 are expected to total approximately $60 million to $70 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

The Company is able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. At December 29, 1999, the Company's working capital deficit, exclusive of net assets held for sale, was $234.1 million compared to $81.2 million at December 30, 1998. The increase in the deficit is attributable primarily to the reclassification of the Denny's Mortgage Notes to current liabilities and a reduction in cash and cash equivalents related to the acquisition of the Perkins restaurants, the retirement of $20 million of Advantica's Senior Notes (as defined below) and expenditures related to the Denny's reimaging program. The increase in working capital deficit is partially offset by the proceeds from the sale of EPL.

On January 25, 2000, the Company entered into a three-year agreement with Affiliated Computer Services, Inc. ("ACS") to manage and operate the Company's information technology for its corporate headquarters, restaurants and field management. This agreement replaces the IBM Global Services contract which had been in existence since 1996. ACS will oversee data center operations, applications development and maintenance, desktop support, data networking, help desk operations and POS hardware maintenance. The Company anticipates spending approximately $16.0 million per year under this contract.

Impact of the Year 2000 Issue

The Company's systems infrastructure and critical applications successfully handled the transition into the Year 2000. All restaurants were fully functional and opened for business without incident on January 1, 2000. No supply chain interruptions were identified. Although no Year 2000-related problems are anticipated, the Company is monitoring all systems throughout the first quarter of 2000.

Total Company spending in 1999 related to Year 2000 remediation efforts was approximately $16.6 million. Of that amount, a total of approximately $13.6 million expended to develop or purchase new software was capitalized. The Company does not expect to incur additional costs related to this issue during 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place two bank credit facilities, Advantica's Credit Facility and the New FRD Credit Facility, which bear interest at variable rates. Borrowings under the Credit Facility and the New FRD Credit Facility bear interest based on the prime rate or an adjusted Eurodollar rate (approximately 9.6% at December 29, 1999). The Company's other outstanding long-term debt bear fixed rates of interest. While changes in the prime rate and Eurodollar rate could affect the cost of funds borrowed in the future, existing amounts outstanding are at fixed rates; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be significant.

The Company may from time to time use interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes. No interest rate derivatives were in place at December 29, 1999.

Foreign Currency Exchange Rate Risk

The Company has exposure to foreign exchange rate risk related to certain foreign currency transactions. In order to mitigate this risk, the Company from time to time has entered into foreign exchange forward contracts. The Company does not speculate on the future direction of foreign currency exchange rates nor does the Company use these derivative financial instruments for trading purposes. While changes in the foreign currency exchange rates could affect the amount of gains or losses on forward contracts, forward contracts outstanding as of December 29, 1999 are not significant; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in foreign currency exchange rates on the Company's consolidated financial position, results of operations and cash flows would not be significant.

Commodity Price Risk

The Company purchases certain products such as beef, poultry, pork and coffee which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside the Company's control and which are generally unpredictable. Changes in commodity prices affect the Company and its competitors generally and often simultaneously. In general, the food products purchased by the Company are purchased based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, certain purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. The Company uses these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting its menu pricing or changing its product delivery strategy. However, competitive circumstances could limit such actions and in those circumstances increases in commodity prices could result in lower margins for the Company. Because of the often short-term nature of commodity pricing aberrations and the ability of the Company to change menu pricing or product delivery strategies in response to commodity price increases, the Company believes that the impact of commodity price risk is not significant.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements which appears on page F-1 herein.

Form 11-K Information

Advantica, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, will file as an amendment to this Annual Report of Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Advantica 401(k) Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item with respect to Advantica's directors and compliance by Advantica's directors, executive officers and certain beneficial owners of Advantica's common stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (to be filed hereafter) in connection with Advantica's Annual Meeting of the Shareholders to be held on May 24, 2000 (the "Proxy Statement"). The information required by this item with respect to Advantica's executive officers appears in Item I of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

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

Information Regarding Certain Indebtedness

The following information regarding certain indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to filings of Advantica and/or FRD with the Commission. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference. See Note 10 to the accompanying Consolidated Financial Statements for additional information regarding the Company's indebtedness and the terms thereof (including indebtedness under the Credit Facility, the New FRD Credit Facility and certain mortgage financings).

Advantica Public Debt

Pursuant to the Plan, on January 7, 1998, Advantica issued $592.0 million aggregate principal amount of 11 1/4% Senior Notes due 2008, (the "Senior Notes"). The Senior Notes are senior unsecured obligations of Advantica and rank pari passu in right of payment to all senior indebtedness, including the Credit Facility. The Senior Notes are effectively subordinated to Advantica's secured indebtedness, including indebtedness under the Credit Facility. The Senior Notes are structurally subordinated to indebtedness under the Credit Facility to the extent of direct obligations of Advantica's subsidiaries, as Borrowers and as subsidiary guarantors, thereunder. Interest on the Senior Notes accrues at a rate equal to 11 1/4% per annum and is payable semi-annually in arrears on each July 15 and January 15, beginning July 15, 1998. They will mature on January 15, 2008.

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

As of October 5, 1998, Advantica retired $42.4 million in aggregate principal amount of the Senior Notes. During the first quarter of 1999, the Company utilized a portion of the remaining proceeds from the Hardee's and Quincy's sales transactions to purchase an additional $20 million aggregate principal amount of the Senior Notes, leaving an aggregate principal amount of Senior Notes outstanding of $529.6 million.

The FRD Notes

In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million principal amount of 12.5% FRD Senior Notes due 2004 (the "FRD Notes"). The FRD Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of FRD. The FRD Notes are effectively subordinated to secured indebtedness of FRD, including FRD's guaranty of borrowings under the New FRD Credit Facility, to the extent of the value of FRD's assets securing such guaranty. Borrowings under the New FRD Credit Facility are secured by substantially all of FRD's assets. The FRD Notes are structurally subordinated to all indebtedness of FRI-M, including its indebtedness under the New FRD Credit Facility. Interest on the FRD Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July
15. They will mature on July 15, 2004.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)Financial Statements:
   See the Index to Financial Statements which appears on page F-1 hereof.

   (2)Financial Statement Schedules:
   No schedules are filed herewith because of the absence of conditions under which they are required or because the information called for is in the Consolidated Financial Statements or Notes thereto.

   (3) Exhibits:
   Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

 Exhibit
   No.   Description
 ------- -----------
 *2.1    Joint Plan of Reorganization of FCI and Flagstar, as amended November
         7, 1997 and as confirmed by order of the United States Bankruptcy
         Court for the District of South Carolina entered November 12, 1997
         (incorporated by reference to Exhibit 2.1 to FCI's Form 8-K, dated
         November 12, 1997 (the "1997 Form 8-K")).
 *3.1    Restated Certificate of Incorporation of Advantica dated January 7,
         1998 (incorporated by reference to Exhibit 3.1 to Form 8-A of
         Advantica filed January 7, 1998 relating to the Common Stock (the
         "Form 8-A")).
 *3.2    Certificate of Ownership and Merger of FCI filed January 7, 1998
         (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the
         Registration Statement (No. 333-45811) of Advantica (the "Advantica
         Form S-1 Amendment No. 1")).
 *3.3    By-Laws of Advantica as amended through March 19, 1999 (incorporated by reference to Exhibit 3.1 to Advantica's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1999 (the "1999 First Quarter
         Form 10-Q")).
 *4.1    Registration Rights Agreement (incorporated by reference to Exhibit
         10.1 to the Form 8-A).
 *4.2    Indenture of Mortgage, Deed of Trust, Security Agreement, Financing
         Statement, Fixture Filing, and Assignment of Leases and Rents, from
         Denny's Realty, Inc. to State Street Bank and Trust Company, dated
         July 12, 1990 (incorporated by reference to Exhibit 4.9 to Post-
         effective Amendment No. 1 to the Registration Statement on Form S-1
         (No. 33-29769) of FCI (the "Form S-l Amendment")) .
 *4.3    Lease between Denny's Realty, Inc. and Denny's, Inc., dated as of
         December 29, 1989, as amended and restated as of July 12, 1990
         (incorporated by reference to Exhibit 4.10 to the Form S-l Amendment).
 *4.4    Indenture dated as of July 12, 1990 between Denny's Realty, Inc. and
         State Street Bank and Trust Company relating to certain mortgage notes
         (incorporated by reference to Exhibit 4.11 to the Form S-l Amendment).
 *4.5    Mortgage Note in the amount of $10,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 (No. 33-48923) of Flagstar
         (the "11.25% Debentures S-4")).
 *4.6    Mortgage Note in the amount of $52,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
 *4.7    Mortgage Note in the amount of $98,000,000 of Denny's Realty, Inc., dated as of July 12, 1990 (incorporated by reference to Exhibit 4.16 to the 11.25% Debentures S-4).
 *4.8    Indenture between Secured Restaurants Trust and The Citizens and
         Southern National Bank of South Carolina, dated as of November 1,
         1990, relating to certain secured bonds (incorporated by reference to
         Exhibit 4.18 to the 11.25% Debentures S-4).
 *4.9    Amended and Restated Trust Agreement between Spartan Holdings, Inc., as Depositor for Secured Restaurants Trust, and Wilmington Trust
         Company, dated as of October 15, 1990 (incorporated by reference to
         Exhibit 3.3 to the Registration Statement on Form S-11 (No. 33-36345)
         of Secured Restaurants Trust (the "Form S-11")).
 *4.10   Indenture dated as of May 23, 1996 between FRD and the Bank of New
         York, as Trustee (the "FRD Indenture") (incorporated by reference to
         Exhibit 4.1 to the FRD Form S-1/S-4).
 *4.11   Form of First Supplemental Indenture to the FRD Indenture dated as of
         August 23, 1996 (incorporated by reference to Exhibit 4.1.1 to the FRD
         Form S-l/S-4).
 *4.12   Indenture relating to the Senior Notes (including the form of security) dated as of January 7, 1998, between Advantica and First
         Trust National Association, as Trustee (incorporated by reference to
         Exhibit 4.1 to Advantica's Form 8-K filed January 15, 1998 (the "1998
         Form 8-K")).

 Exhibit
   No.   Description
 ------- -----------
 *4.13   Warrant Agreement (including the form of Warrant) (incorporated by reference to Exhibit 10.1 to the Form 8-A).
 *4.14   Rights Agreement, dated as of December 15, 1998, between Advantica and
         Continental Stock Transfer and Trust Company, as Rights Agent
         (including Form of Right Certificate) (incorporated by reference to
         Exhibit 1 to Advantica's Form 8-A, dated December 15, 1998).
 *10.1   Consent Order dated March 26, 1993 between the U.S. Department of
         Justice, Flagstar and Denny's, Inc. (incorporated by reference to
         Exhibit 10.42 to the Registration Statement on Form S-2 (No. 33-49843)
         of Flagstar (the "Form S-2")).
 *10.2   Fair Share Agreement dated July 1, 1993 between Flagstar and the NAACP
         (incorporated by reference to Exhibit 10.43 to the Form S-2).
 *10.3   Loan Agreement between Secured Restaurants Trust and Spardee's Realty,
         Inc., dated as of November 1, 1990 (incorporated by reference to
         Exhibit 10.14 to the 11.25% Debentures S-4).
 *10.4   Loan Agreement between Secured Restaurants Trust and Quincy's Realty,
         Inc., dated as of November 1, 1990 (incorporated by reference to
         Exhibit 10.15 to the 11.25% Debentures S-4).
 *10.5   Insurance and Indemnity Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to Exhibit 10.16 to the 11.25% Debentures S-4).
 *10.6   Intercreditor Agreement, dated as of November 1, 1990, related to
         Secured Restaurants Trust transaction (incorporated by reference to
         Exhibit 10.17 to the 11.25% Debentures S-4).
 *10.7   Indemnification Agreement, dated as of November 1, 1990, related to
         Secured Restaurants Trust transaction (incorporated by reference to
         Exhibit 10.19 to the 11.25% Debentures S-4).
 *10.8   Financial Guaranty Insurance Policy, issued November 15, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to
         Exhibit 10.21 to the 11.25% Debentures S-4).
 *10.9   Collateral Assignment Agreement, dated as of November 1, 1990, related to Secured Restaurants Trust transaction (incorporated by reference to
         Exhibit 10.24 to the 11.25% Debentures S-4).
 *10.10  Spartan Guaranty, dated as of November 1, 1990, related to Secured
         Restaurants Trust transaction (incorporated by reference to Exhibit
         10.26 to the 11.25% Debentures S-4).
 *10.11  Management Agreement, dated as of November 1, 1990, related to the
         Secured Restaurants Trust transaction (incorporated by reference to
         Exhibit 10.30 to the 11.25% Debentures S-4).
 *10.12  Indemnity Agreement, dated as of November 1, 1990, related to Secured
         Restaurants Trust transaction (incorporated by reference to Exhibit
         10.32 to the 11.25% Debentures S-4).
 *10.13  Employment Agreement, dated as of January 10, 1995, between FCI and
         James B. Adamson (incorporated by reference to Exhibit 10.42 to the
         1994 Form 10-K).
 *10.14  Amendment to Employment Agreement, dated as of February 27, 1995, between FCI and James B. Adamson (incorporated by reference to Exhibit
         10.44 to the 1994 Form 10-K).
 *10.15  Amended Consent Decree dated May 24, 1994 (incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K).
 *10.16  Consent Decree dated May 24, 1994 among certain named claimants, individually and on behalf of all others similarly situated, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.51 to the
         1994 Form 10-K).
 *10.17  Second Amendment to Employment Agreement, dated December 31, 1996, between FCI and James B. Adamson (incorporated by reference to Exhibit
         10.47 to the 1996 Form 10-K).
 *10.18  Form of Agreement dated December 3, 1997 providing certain retention incentives and severance benefits for Company management (incorporated by reference to Exhibit 10.2 to the 1999 First Quarter Form 10-Q).
 *10.19  Information Systems Management Agreement, dated February 22, 1996, between Flagstar and Integrated Systems Solutions Corporation
         (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
 *10.20  Employment Agreement, dated as of April 22, 1996, between Flagstar and
         Craig S. Bushey (incorporated by reference to Exhibit 10.51 to the
         1996 Form 10-K).
 *10.21  Employment Agreement, dated as of November 21, 1995, between Flagstar and John A. Romandetti (incorporated by reference to Exhibit 10.52 to the 1996 Form 10-K).
 *10.22  Employment Agreement between Advantica and James B. Adamson, amended and restated as of January 7, 1998 (incorporated by reference to
         Exhibit 10.1 to the 1999 First Quarter Form 10-Q).
 *10.23  Credit Agreement, dated January 7, 1998, among Denny's, Inc., El Pollo
         Loco, Inc., Flagstar Enterprises, Inc., Flagstar Systems, Inc. and
         Quincy's Restaurants, Inc., as borrowers, Advantica, as a guarantor, the lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Advantica Credit Agreement") (incorporated by reference to Exhibit 10.1 to the 1998 Form 8-K).
 *10.24  Amendment No. 1 and Waiver, dated as of March 16, 1998, relating to the Advantica Credit Agreement (incorporated by reference to Exhibit
         10.53 to the Registration Statement (No. 333-4581) of Advantica (the
         "Advantica Form S-1 Amendment No. 2")).

 Exhibit
   No.   Description
 ------- -----------
 *10.25  Amendment No. 2 and Waiver, dated as of May 21, 1998, relating to the
         Advantica Credit Agreement (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q for the quarter ended
         July 1, 1998).
 *10.26  Amendment No. 3 and Waiver, dated as of July 16, 1998, to the
         Advantica Credit Agreement (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q for the Quarter ended
         September 30, 1998 (the "1998 Third Quarter 10-Q")).
 *10.27  Amendment No. 4, dated as of November 12, 1998, to the Advantica
         Credit Agreement (incorporated by reference to Exhibit 10.35 to
         Advantica's Annual Report on Form 10-K for the year ended December 30,
         1998 (the "1998 Form 10-K")).
 *10.28  Sixth Amendment to the FRI-M Credit Agreement, dated as of December
         23, 1998 (incorporated by reference to Exhibit 10.36 to the 1998 Form
         10-K).
 *10.29  Assignment and Assumption Agreement, by and between Quincy's Realty,
         Inc. and I.M. Special, Inc. dated May 1, 1998 (incorporated by reference to Exhibit 10.37 to the 1998 Form 10-K).
 *10.30  Stock Pledge Agreement among Spartan Holdings, Inc., Financial
         Security Assurance, Inc. and The Bank of New York, dated April 1, 1998
         (incorporated by reference to Exhibit 10.38 to the 1998 Form 10-K).
 *10.31  Consent and Agreement Regarding Substitution among Financial Security
         Assurance, Inc., I.M. Special, Inc., Collateral Agent, Trustee,
         Owners, Issuer Trustee and Advantica dated May 1, 1998 (incorporated by reference to Exhibit 10.39 to the 1998 Form 10-K).
 *10.32  Second Amendment to the Loan Agreement between Secured Restaurants
         Trust and Spardee's Realty, Inc., dated as of April 1, 1998
         (incorporated by reference to Exhibit 10.47 to the Advantica Form S-1
         Amendment No. 2).
 *10.33  Second Amendment to the Loan Agreement between Secured Restaurants
         Trust and Quincy's Realty, Inc., dated as of April 1, 1998
         (incorporated by reference to Exhibit 10.48 to the Advantica Form S-1
         Amendment No. 2).
 *10.34  First Amendment to the Collateral Assignment Agreement, dated as of
         November 1, 1990, related to the Secured Restaurants Trust transaction
         (incorporated by reference to Exhibit 10.10 to the Advantica Form S-1
         Amendment No. 2).
 *10.35  Advantica Restaurant Group Director Stock Option Plan, as adopted
         January 28, 1998 and amended through September 28, 1998 (incorporated by reference to Exhibit 10.4 to the 1998 Third Quarter 10-Q).
 *10.36  Amendment No. 5, dated March 12, 1999, to the Advantica Credit
         Agreement (incorporated by reference to Exhibit 10.3 to the 1999 First
         Quarter Form 10-Q).
  10.37  Amendment No. 6, dated December 20, 1999, to the Advantica Credit
         Agreement.
 *10.38  Merger Amendment, dated March 15, 1999, to the Advantica Restaurant
         Group Stock Option Plan and the Advantica Restaurant Group Officer
         Stock Option Plan (incorporated by reference to Exhibit 10.4 to the
         1999 First Quarter Form 10-Q).
 *10.39  Advantica Stock Option Plan as amended through March 15, 1999
         (incorporated by reference to Exhibit 10.5 to the 1999 First Quarter
         Form 10-Q).
 *10.40  Credit Agreement, dated May 14, 1999, among Coco's Restaurants, Inc.,
         Carrows Restaurants, Inc., and jojo's Restaurants, Inc., as borrowers,
         FRD Acquisition Co. and FRD Corporation, as guarantors, the lenders named therein, Credit Lyonnias New York Branch as administrative agent, and The Chase Manhattan Bank, as documentation agent and syndication agent (incorporated by reference to Exhibit 10.1 to
         Advantica's Quarterly Report on Form 10-Q for the period ended June
         30, 1999).
  12     Computation of Ratio of Earnings to Fixed Charges.
  21     Subsidiaries of Advantica.
  23.1   Consent of Deloitte and Touche LLP.
  27     Financial Data Schedule (for SEC use only).
  99.1   Safe Harbor Under the Private Securities Litigation Reform Act of
         1995.
  99.2   Excerpt from Advantica's February 17, 2000 press release announcing its "One Company, One Brand" strategic direction.

---------------

(b)No reports on Form 8-K were filed during the quarter ended December 29, 1999.

                        ADVANTICA RESTAURANT GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report                                               F-2

Statements of Consolidated Operations for the Fiscal Year Ended December
 31, 1997, the One Week Ended January 7, 1998, the Fifty-One Weeks Ended
 December 30, 1998 and the Fiscal Year Ended December 29, 1999             F-3

Consolidated Balance Sheets as of December 30, 1998 and December 29, 1999  F-5

Statements of Consolidated Cash Flows for the Fiscal Year Ended December
 31, 1997, the One Week Ended January 7, 1998, the Fifty-One Weeks Ended
 December 30, 1998 and the Fiscal Year Ended December 29, 1999             F-6

Notes to Consolidated Financial Statements                                 F-8

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Advantica Restaurant Group, Inc. and subsidiaries (the "Company") as of December 29, 1999 and December 30, 1998 (Successor Company) and the related statements of consolidated operations and consolidated cash flows for the fiscal year ended December 29, 1999, the fifty-one week period ended December 30, 1998 (Successor Company) and for the one week period ended January 7, 1998 and the fiscal year ended December 31, 1997 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 29, 1999 and December 30, 1998 and the results of its consolidated operations and its consolidated cash flows for the fiscal year ended December 29, 1999 and the fifty-one week period ended December 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements present fairly, in all material respects, the results of its consolidated operations and its consolidated cash flows for the one week period ended January 7, 1998 and the fiscal year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 16, 2000

                        ADVANTICA RESTAURANT GROUP, INC

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                Predecessor Company        Successor Company
                              -----------------------  -------------------------
                              Fiscal Year   One Week    Fifty-One   Fiscal Year
                                 Ended       Ended     Weeks Ended     Ended
                              December 31, January 7,  December 30, December 29,
                                  1997        1998         1998         1999
                              ------------ ----------  ------------ ------------
(In thousands, except per
 share amounts)
Revenue:
 Company restaurant sales      $1,633,846  $   30,245   $1,539,044   $1,521,812
 Franchise and licensing
  revenue                          51,944       1,333       56,385       68,234
                               ----------  ----------   ----------   ----------
  Total operating revenue       1,685,790      31,578    1,595,429    1,590,046
                               ----------  ----------   ----------   ----------
Cost of company restaurant
 sales:
 Product costs                    445,087       8,053      412,636      402,042
 Payroll and benefits             634,343      11,840      589,674      595,205
 Occupancy                         89,415         839       87,306       83,734
 Other operating expenses         204,293       5,068      208,338      201,787
                               ----------  ----------   ----------   ----------
  Total costs of company
   restaurant sales             1,373,138      25,800    1,297,954    1,282,768
Franchise restaurant costs         20,767         667       24,652       32,631
General and administrative
 expenses                         100,880       2,323       94,139       92,888
Amortization of excess
 reorganization value                  --          --      128,766      127,574
Depreciation and other
 amortization                      87,709       1,584      137,721      162,816
Impairment charge                      --          --           --      197,000
Gain on refranchising and
 other, net                        (6,957)     (7,653)     (18,685)     (22,042)
                               ----------  ----------   ----------   ----------
  Total operating costs and
   expenses                     1,575,537      22,721    1,664,547    1,873,635
                               ----------  ----------   ----------   ----------
Operating income (loss)           110,253       8,857      (69,118)    (283,589)
                               ----------  ----------   ----------   ----------
Other expenses:
 Interest expense, net
  (contractual interest for
  the year ended December
  31, 1997 -- $278,061; for
  the one week ended January
  7, 1998 -- $4,795)              159,004       2,569      102,885      104,205
 Other nonoperating expenses
  (income), net                     4,571        (313)       1,407         (174)
                               ----------  ----------   ----------   ----------
  Total other expenses, net       163,575       2,256      104,292      104,031
                               ----------  ----------   ----------   ----------
(Loss) income before
 reorganization items and
 taxes                            (53,322)      6,601     (173,410)    (387,620)
Reorganization items               29,744    (626,981)          --           --
                               ----------  ----------   ----------   ----------
(Loss) income before taxes        (83,066)    633,582     (173,410)    (387,620)
Provision for (benefit from)
 income taxes                       1,688     (13,829)      (1,794)       1,222
                               ----------  ----------   ----------   ----------
(Loss) income from
 continuing operations            (84,754)    647,411     (171,616)    (388,842)
Discontinued operations:
 Reorganization items of
  discontinued operations,
  net of income tax
  provision of $7,509                  --     136,113           --           --
 Gain on sale of
  discontinued operations,
  including provision of
  $5,900 for operating
  losses during the disposal
  period, net of income tax
  provision of $37                     --          --           --        9,616
 Loss from operations of
  discontinued operations,
  net of income tax
  provision of: 1997 -- $81;
  1998 -- $0; 1999 -- $0          (49,696)     (1,451)     (10,847)      (2,678)
                               ----------  ----------   ----------   ----------
(Loss) income before
 extraordinary items             (134,450)    782,073     (182,463)    (381,904)
Extraordinary items                    --    (612,845)      (1,044)          --
                               ----------  ----------   ----------   ----------
Net (loss) income                (134,450)  1,394,918     (181,419)    (381,904)
Dividends on preferred stock      (14,175)       (273)          --           --
                               ----------  ----------   ----------   ----------
Net (loss) income applicable
 to common shareholders        $ (148,625) $1,394,645   $ (181,419)  $ (381,904)
                               ==========  ==========   ==========   ==========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                Predecessor Company       Successor Company
                              ----------------------- -------------------------
                              Fiscal Year   One Week   Fifty-One   Fiscal Year
                                 Ended       Ended    Weeks Ended     Ended
                              December 31, January 7, December 30, December 29,
                                  1997        1998        1998         1999
                              ------------ ---------- ------------ ------------
(In thousands, except per
 share amounts)
Per share amounts applicable
 to common shareholders:
 Basic earnings per share:
  (Loss) income from
   continuing operations        $ (2.33)    $ 15.26     $ (4.29)     $ (9.72)
  (Loss) income from
   discontinued operations,
   net                            (1.17)       3.17       (0.27)        0.18
                                -------     -------     -------      -------
  (Loss) income before
   extraordinary items            (3.50)      18.43       (4.56)       (9.54)
  Extraordinary items                --       14.44        0.03           --
                                -------     -------     -------      -------
  Net (loss) income             $ (3.50)    $ 32.87     $ (4.53)     $ (9.54)
                                =======     =======     =======      =======
  Average outstanding shares     42,434      42,434      40,006       40,024
                                =======     =======     =======      =======
 Diluted earnings per share:
  (Loss) income from
   continuing operations        $ (2.33)    $ 11.74     $ (4.29)     $ (9.72)
  (Loss) income from
   discontinued operations,
   net                            (1.17)       2.44       (0.27)        0.18
                                -------     -------     -------      -------
  (Loss) income before
   extraordinary items            (3.50)      14.18       (4.56)       (9.54)
  Extraordinary items                --       11.12        0.03           --
                                -------     -------     -------      -------
  Net (loss) income             $ (3.50)    $ 25.30     $ (4.53)     $ (9.54)
                                =======     =======     =======      =======
  Average outstanding shares
   and equivalent common
   shares, unless
   antidilutive                  42,434      55,132      40,006       40,024
                                =======     =======     =======      =======

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     December 30, December 29,
                                                         1998         1999
                                                     ------------ ------------
(In thousands)
ASSETS
Current Assets:
 Cash and cash equivalents                            $  164,024   $  174,226
 Investments                                              60,744       17,084
 Receivables, less allowance for doubtful accounts
  of: 1998 -- $3,816; 1999 -- $3,601                      16,773       21,711
 Inventories                                              16,749       14,948
 Net assets held for sale                                 87,675           --
 Other                                                    13,736       12,647
 Restricted investments securing in-substance
  defeased debt                                           19,025      158,710
                                                      ----------   ----------
                                                         378,726      399,326

Property, net                                            630,263      622,605
Other Assets:
 Reorganization value in excess of amounts allocable
  to identifiable assets, net of accumulated
  amortization of: 1998 -- $128,766; 1999 --
   $238,566                                              513,569      182,722
 Goodwill, net of accumulated amortization of:
  1998 -- $240; 1999 -- $1,075                             1,357       16,758
 Other intangible assets, net of accumulated
  amortization of: 1998 -- $11,257; 1999 -- $20,641      188,021      170,919
 Deferred financing costs, net                            24,933       19,946
 Other                                                    37,153       55,823
 Restricted investments securing in-substance
  defeased debt                                          156,721           --
                                                      ----------   ----------
                                                      $1,930,743   $1,468,099
                                                      ==========   ==========
LIABILITIES
Current Liabilities:
 Current maturities of notes and debentures           $   17,599   $  164,811
 Current maturities of capital lease obligations          16,503       15,384
 Current maturities of in-substance defeased debt         12,183      158,731
 Accounts payable                                         94,187       93,368
 Other                                                   231,828      201,116
                                                      ----------   ----------
                                                         372,300      633,410
                                                      ----------   ----------
Long-Term Liabilities:
 Notes and debentures, less current maturities           911,266      753,047
 Capital lease obligations, less current maturities       63,323       69,481
 In-substance defeased debt, less current maturities     166,579           --
 Deferred income taxes                                     5,400           --
 Liability for insurance claims                           42,559       34,525
 Other noncurrent liabilities and deferred credits       133,272      123,476
                                                      ----------   ----------
                                                       1,322,399      980,529
                                                      ----------   ----------
Total liabilities                                      1,694,699    1,613,939
                                                      ----------   ----------
Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock:
 $0.01 par value; shares authorized -- 100,000;
  issued and outstanding: 1998 -- 40,010; 1999 --
   40,025                                                    400          400
Paid-in capital                                          417,016      417,123
Deficit                                                 (181,419)    (563,323)
Foreign currency translation adjustment                       47          (40)
                                                      ----------   ----------
                                                         236,044     (145,840)
                                                      ----------   ----------
                                                      $1,930,743   $1,468,099
                                                      ==========   ==========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                               Predecessor Company        Successor Company
                             -----------------------  -------------------------
                             Fiscal Year   One Week    Fifty-One   Fiscal Year
                                Ended       Ended     Weeks Ended     Ended
                             December 31, January 7,  December 30, December 29,
                                 1997        1998         1998         1999
                             ------------ ----------  ------------ ------------
(In thousands)
Cash Flows from Operating
 Activities:
Net (loss) income             $(134,450)  $1,394,918   $(181,419)   $(381,904)
Adjustments to Reconcile
 Net (Loss) Income to Cash
 Flows from Operating
 Activities:
 Amortization of
  reorganization value in
  excess of amounts
  allocable to identifiable
  assets                             --           --     128,766      127,574
 Depreciation and other
  amortization                   87,709        1,584     137,721      162,816
 Impairment charge                   --           --          --      197,000
 Amortization of deferred
  gains                          (5,782)        (202)    (10,331)     (12,003)
 Amortization of deferred
  financing costs                 5,964          111       6,869        7,534
 Write-off of deferred
  financing costs                 2,533           --          --           --
 Deferred income tax
  (benefit) provision               132      (13,856)         84           --
 Gain on refranchising and
  other, net                     (6,957)      (7,653)    (18,685)     (22,042)
 Gain on sale of
  discontinued operations,
  net                                --           --          --       (9,616)
 Equity in loss (income)
  from discontinued
  operations, net                49,696     (134,662)     10,847        2,678
 Amortization of debt
  premium                            --           --     (14,531)     (15,568)
 Noncash reorganization
  items                              --     (627,324)         --           --
 Extraordinary items                 --     (612,845)     (1,044)          --
 Other                          (24,209)        (333)      4,518           15
Changes in Assets and
 Liabilities Net of Effects
 of Acquisition and
 Dispositions:
 Decrease (increase) in
  assets:
  Receivables                       993       (2,058)     (4,050)        (253)
  Inventories                     2,326          237         460          899
  Other current assets            4,705        1,496      (3,934)       1,030
  Assets held for sale               --        1,488      (2,869)          --
  Other assets                  (10,096)      (1,049)     11,290      (13,515)
 Increase (decrease) in
  liabilities:
  Accounts payable               (8,842)      (4,480)     (5,832)     (18,088)
  Accrued salaries and
   vacations                        176        5,945      (8,195)      (4,760)
  Accrued taxes                  (4,592)        (894)    (22,639)      (1,581)
  Other accrued liabilities      40,619        9,519     (16,694)     (30,182)
  Other noncurrent
   liabilities and deferred
   credits                       43,045       (1,245)        (87)     (15,526)
                              ---------   ----------   ---------    ---------
Net cash flows provided by
 (used in) operating
 activities before
 reorganization activities       42,970        8,697      10,245      (25,492)
Increase in liabilities
 from reorganization
 activities                       9,525           --          --           --
                              ---------   ----------   ---------    ---------
Net cash flows provided by
 (used in) operating
 activities                      52,495        8,697      10,245      (25,492)
                              ---------   ----------   ---------    ---------

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                              Predecessor Company          Successor Company
                          ---------------------------- -------------------------
                                             One Week   Fifty-One   Fiscal Year
                          Fiscal Year Ended   Ended    Weeks Ended     Ended
                            December 31,    January 7, December 30, December 29,
                                1997           1998        1998         1999
                          ----------------- ---------- ------------ ------------
(In thousands)
Cash Flows from
 Investing Activities:
 Purchase of property         $(39,883)      $     (1)   $(55,685)    $(99,350)
 Acquisition of
  restaurant units                  --             --          --      (13,963)
 Proceeds from
  disposition of
  property                      19,100          7,255      17,114       17,737
 (Advances to) receipts
  from discontinued
  operations, net              (23,483)           564       5,816       (8,595)
 Proceeds from sale of
  discontinued
  operations, net                   --             --     460,425      109,414
 Purchase of investments            --             --     (72,813)     (45,564)
 Proceeds from sale and
  maturity of
  investments                       --             --      12,069       89,224
 Purchase of investments
  securing in-substance
  defeased debt                     --             --    (201,713)          --
 Proceeds from maturity
  of investments
  securing in-substance
  defeased debt                     --             --      24,749       19,025
 Other long term assets,
  net                            1,296             --      (1,696)          --
                              --------       --------    --------     --------
Net cash flows (used in)
 provided by investing
 activities                    (42,970)         7,818     188,266       67,928
                              --------       --------    --------     --------
Cash Flows from
 Financing Activities:
 Net borrowings under
  credit agreements                 --             --          --       30,000
 Deferred financing
  costs                         (4,605)        (4,971)         --       (3,089)
 Debt transaction costs             --             --          --         (350)
 Long-term debt payments       (39,026)        (6,870)    (93,003)     (66,695)
 Cash dividends on
  preferred stock                   --             --          --           --
 Net bank overdrafts            (4,184)            --        (237)       7,900
                              --------       --------    --------     --------
Net cash flows (used in)
 provided by financing
 activities                    (47,815)       (11,841)    (93,240)     (32,234)
                              --------       --------    --------     --------
(Decrease) increase in
 cash and cash
 equivalents                   (38,290)         4,674     105,271       10,202
Cash and Cash
 Equivalents at:
 Beginning of period            92,369         54,079      58,753      164,024
                              --------       --------    --------     --------
 End of period                $ 54,079       $ 58,753    $164,024     $174,226
                              ========       ========    ========     ========
Supplemental Cash Flow
 Information:
 Income taxes paid            $    124       $     --    $  8,517     $  1,775
                              ========       ========    ========     ========
 Interest paid                $ 95,606       $     --    $102,871     $124,666
                              ========       ========    ========     ========
 Non cash financing
  activities:
  Capital lease
   obligations                $ 18,543       $     --    $ 10,368     $ 29,029
                              ========       ========    ========     ========
 Non cash investing
  activities:
  Other investing             $  2,363       $     --    $  6,220     $ 15,689
                              ========       ========    ========     ========


                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 REORGANIZATION AND BASIS OF REPORTING

Advantica, through its wholly owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. ("FRD") (and their respective subsidiaries), owns and operates the Denny's, Coco's and Carrows restaurant brands. Denny's, a family-style restaurant chain, operates in 49 states, two U.S. territories, and two foreign countries, with principal concentrations in California, Florida and Texas. The Coco's and Carrows restaurant chains compete in the family-style category and are located primarily in California. On December 29, 1999, the Company consummated the sale of its wholly owned subsidiary, El Pollo Loco, Inc. ("EPL"), a quick-service flame-broiled chicken concept (See Note 4).

On January 7, 1998 (the "Effective Date"), Advantica's predecessor, Flagstar Companies, Inc. ("FCI"), and its wholly owned subsidiary Flagstar Corporation ("Flagstar"), emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to FCI's and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997 (the "Plan"). On the Effective Date, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's subsidiaries, Denny's Holdings, Inc. and FRD (and their respective subsidiaries), did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings.

In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness (see Note 17). This gain is not taxable since the gain resulted from a reorganization under the Bankruptcy Code. However, the Company is required, beginning with its 1999 taxable year, to reduce certain tax attributes related to Advantica, exclusive of its operating subsidiaries, including (1) net operating loss ("NOL") carryforwards, (2) certain tax credits and (3) tax bases in assets in an amount equal to such gain on extinguishment.

The reorganization of the Company on January 7, 1998 constituted an ownership change under Section 382 of the Internal Revenue Code. Therefore, the use of any of the Company's NOL carryforwards and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of approximately $21 million for NOL carryforwards or $7 million for tax credits, plus the recognition of certain built-in gains.

The Company's financial statements as of December 31, 1997 have been presented in conformity with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that the Company report interest expense during a bankruptcy proceeding only to the extent that it would be paid during the proceedings or that was probable it would be an allowed priority, secured or unsecured claim. Accordingly, and in view of the terms of the Plan, as of July 11, 1997, the Company ceased recording interest on Flagstar's then outstanding senior subordinated debentures and convertible debentures. The contractual interest expense for the year ended December 31, 1997 and one week ended January 7, 1998 is disclosed in the accompanying Statements of Consolidated Operations.

NOTE 2 FRESH START REPORTING

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and requires assets and liabilities to be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations." In conjunction with the revaluation of assets and liabilities, a reorganization value for the Company was determined which generally approximated the fair value of the Company before considering debt and approximated the amount a buyer would pay for the assets of the Company after reorganization. Under fresh start reporting, the reorganization value of the Company was allocated to the Company's assets and the portion of the reorganization value which was not attributable to specific tangible or identified intangible assets of the Company has been reported as "Reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization" in the accompanying Consolidated Balance Sheets (see Note 6 regarding the 1999 impairment of the reorganization value). Advantica is amortizing such amount over a five-year period. All financial statements for any period subsequent to the Effective Date are referred to as "Successor Company" statements, as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

The results of operations in the accompanying Statement of Consolidated Operations for the one week ended January 7, 1998 reflect the results of operations prior to Advantica's emergence from bankruptcy and the effects of fresh start reporting adjustments. In this regard, the Statement of Consolidated Operations reflects an extraordinary gain on the discharge of certain debt as well as reorganization items consisting primarily of gains and losses related to the adjustments of assets and liabilities to fair value.

During 1998, the Company completed valuation studies performed in connection with the revaluation of its assets and liabilities in accordance with fresh start reporting.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows and results of operations are as follows:

Consolidated Financial Statements. Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Previously, some of the Company's general and administrative costs that were allocated to its concepts were classified as other operating costs in its Statements of Consolidated Operations. Commencing at 1999 year end, the Company is classifying these costs as general and administrative costs. Prior general and administrative costs and other operating costs have been reclassified accordingly. In addition, certain other prior year amounts have been reclassified to conform to the current year presentation. These changes in classification have no effect on previously reported net income or earnings per share.

Change in Fiscal Year. Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar which is the restaurant industry standard. This reporting schedule generally results in four 13-week quarters during the fiscal year, for a total of 52 weeks. Due to the timing of this change, the fiscal year ended December 31, 1997 included five additional days of Denny's operations and six additional days of Coco's and Carrows' operations.

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

Cash and Cash Equivalents and Investments. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with longer maturities, generally consisting of corporate, U.S. Treasury or agency debt securitues, are considered available for sale and reported in the balance sheet as investments at fair value. Unrealized holding gains and losses on available-for-sale investments, net of related tax effect, are reported as a separate component of shareholders' equity (deficit) until realized. At December 30, 1998 and December 29, 1999, the carrying value of available-for-sale investments approximated their fair value.

Inventories. Inventories are valued primarily at the lower of average cost (first-in, first-out) or market.

Preopening Costs. Prior to January 7, 1998, the Company capitalized certain direct incremental costs incurred in conjunction with the opening of restaurants and amortized such costs over a 12-month period from the date of opening. Subsequent to January 7, 1998, preopening costs are expensed as incurred.

Property and Depreciation. Property was adjusted to estimated fair value as of January 7, 1998, in conjunction with the adoption of fresh start reporting. Property additions subsequent to January 7, 1998 are stated at cost. Property is depreciated on the straight-line method over its estimated useful life. Property held under capital leases (at capitalized value) is amortized over its estimated useful life, limited generally by the lease period. The following estimated useful service lives were in effect during all periods presented in the financial statements:

  Buildings -- Five to thirty years
  Equipment -- Two to ten years
  Leasehold Improvements -- Estimated useful life limited by the lease period.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of acquired assets over the fair market value of their net tangible and identifiable intangible assets and is being amortized on a straight-line basis over a period of no more than 20 years. Other intangible assets consist primarily of trademarks, tradenames, franchise and other operating agreements. Intangible assets were adjusted to estimated fair value at January 7, 1998, as a result of the adoption of fresh start reporting. Such assets are being amortized on the straight-line basis over the useful lives of the franchise and other agreements and over 40 years for tradenames.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. The portion of the reorganization value of the Company which was not attributable to specific tangible or identified intangible assets of the Company is being amortized using the straight-line method over a five-year period.

Asset Impairment. The Company follows the provisions of Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB 17"), and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with APB17 and SFAS 121, as applicable, the Company assesses impairment of long-lived assets such as reorganization value in excess of amounts allocable to identifiable assets, goodwill and property, plant and equipment whenever changes or events indicate that the carrying value may not be recoverable. In accordance with APB 17, the Company assesses impairment of the intangible assets reorganization value in excess of amounts allocable to identifiable assets and goodwill whenever the Company's market indicators (e.g., common stock market value) and/or operating trends have had other than a temporary adverse change. The Company applies a discounted cash flow approach to measure impairment. The discount rate used is the Company's estimated current cost of capital. In accordance with SFAS 121, other long-lived assets are written down to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the interest method over the terms of the respective debt issues.

Interest Rate Exchange Agreements. As a hedge against fluctuations in interest rates, the Company from time to time has entered into interest rate exchange agreements to swap a portion of its fixed rate interest payment obligations for floating rates without the exchange of the underlying principal amounts. The Company does not speculate on the future direction of interest rates nor does the Company use these derivative financial instruments for trading purposes. Since such agreements are not entered into on a speculative basis, the Company uses the settlement basis of accounting. No such agreements were outstanding as of December 29, 1999.

Insurance Reserves. Through June 29, 1997, the Company was subject to insurance retentions/deductibles for workers' compensation, general liability and automobile liability risks, supplemented by stop-loss type insurance policies. From June 30, 1997 to June 29, 1999, the Company was primarily insured through a guaranteed cost program for workers' compensation. On June 30, 1999, the Company changed to a retention/deductible insurance program for all states in the guaranteed cost program with the exception of California and Nevada. At December 29, 1999, the Company remained self-insured for workers' compensation in only two states (Ohio and Washington). The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. The total discounted insurance liabilities recorded at December 30, 1998 and December 29, 1999 were $66.7 million and $52.7 million, respectively, reflecting a 5% discount rate for 1998 and 1999. The related undiscounted amounts at such dates were $75.0 million and $59.6 million, respectively.

Advertising Costs. Production costs for radio and television advertising are expensed in the year in which the commercials are initially aired. Advertising expense for the fiscal year ended December 31, 1997, the one week ended January 7, 1998, and the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999 was $62.7 million, $1.2 million, $64.5 million and $64.4 million, respectively.

Interest Associated with Discontinued Operations. The Company has allocated to the discontinued operations a pro-rata portion of interest expense based on a ratio of the net assets of the discontinued operations to the Company's consolidated net assets as of the 1989 acquisition date of Flagstar by FCI for periods prior to January 7, 1998 and based on a ratio of the net assets of the discontinued operations to the Company's net assets after the adoption of fresh start reporting for periods subsequent to January 7, 1998. Interest related to discontinued operations, including allocated interest expense, for the fiscal year ended December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999 was $68.7 million, $0.7 million, and $21.6 million and $11.0 million, respectively.

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

Cash Overdrafts. The Company has included in accounts payable on the accompanying Consolidated Balance Sheets cash overdrafts totaling $32.6 million and $40.5 million at December 30, 1998 and December 29, 1999, respectively.

Franchise and License Fees. Initial franchise and license fees are recognized when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial fees for all periods presented are not significant. Continuing fees, based upon a percentage of net sales, are recorded as income on a monthly basis.

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

Cash proceeds received from sales of Company-owned restaurants totaled $7.3 million, $7.3 million, $19.7 million and $16.7 million for the fiscal year ended December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999, respectively. Deferred gains and the noncash portion of proceeds related to such transactions are not significant.

New Accounting Standards. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), was issued. In accordance with

SFAS 133 and SFAS 137, SFAS 133 will be effective for the Company's first quarter of its 2001 fiscal year. The Company is in the process of evaluating the effect of adopting SFAS 133.

NOTE 4 DISPOSITIONS OF BUSINESS SEGMENTS

On April 1, 1998, the Company completed the sale to CKE Restaurants, Inc. ("CKE") of all of the capital stock of Flagstar Enterprises, Inc. ("FEI"), which had operated the Company's Hardee's restaurants under licenses from HFS, a wholly owned subsidiary of CKE, for $427 million. This amount includes the assumption by CKE of $46 million of capital leases. As a result of the adoption of fresh start reporting, as of the Effective Date the net assets of FEI were adjusted to fair value less estimated costs of disposal based on the terms of the stock purchase agreement. The net gain resulting from this adjustment is reflected in "Reorganization items of discontinued operation" in the Statements of Consolidated Operations. As a result of this adjustment, no gain or loss on disposition is reflected in the fifty-one weeks ended December 30, 1998. Additionally, the operating results of FEI subsequent to January 7, 1998 and through the disposition date were reflected as an adjustment to "Net assets held for sale" prior to the disposition. The adjustment to "Net assets held for sale" as a result of the net loss of FEI for the twelve weeks ended April 1, 1998 was a decrease of $1.4 million.

On June 10, 1998, the Company completed the sale of all of the capital stock of Quincy's Restaurants, Inc. ("Quincy's"), the wholly owned subsidiary which had operated the Company's Quincy's Family Steakhouse Division, to Buckley Acquisition Corporation ("BAC") for $84.7 million. This amount includes the assumption by BAC of $4.2 million of capital leases. The resulting gain of approximately $13.7 million from such disposition was reflected as an adjustment to reorganization value in excess of amounts allocable to identifiable assets.

On December 29, 1999, the Company completed the sale of all of the capital stock of EPL to American Securities Capital Partners, L.P. for $128.3 million, which included the assumption of $15.2 million of debt. The disposition of EPL resulted in a gain of approximately $15.5 million, net of taxes.

The Statements of Consolidated Operations and Cash Flows for all periods presented herein have been reclassified to reflect EPL, FEI and Quincy's as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Included in the Company's loss from discontinued operations for the year ended December 31, 1997 is a net restructuring charge of $10.5 million related primarily to a plan to reduce the size of the Company's Quincy's restaurant chain significantly. In addition to the sale or closure of restaurants, the restructuring plan resulted in the elimination of certain restaurant, field management and corporate support positions. Also included in the 1997 loss from operations of discontinued operations is an impairment charge totaling $15.1 million related to the write-down of certain Quincy's units in association with the 1997 restructuring plan, as well as the write-down of certain Hardee's units disposed of in 1997.

Revenue and operating income of the discontinued operations for the reported periods are as follows:

                      Predecessor Company       Successor Company
                    ----------------------- -------------------------
                    Fiscal Year   One Week   Fifty-One   Fiscal Year
                       Ended       Ended    Weeks Ended     Ended
                    December 31, January 7, December 30, December 29,
                        1997        1998        1998         1999
                    ------------ ---------- ------------ ------------
  (In millions)
  Revenue
  EPL                 $ 124.8      $  2.0     $ 125.1      $ 144.9
  FEI                   546.3         9.2       116.2           --
  Quincy's              233.6         3.5        78.7           --
                      -------      ------     -------      -------
                      $ 904.7      $ 14.7     $ 320.0      $ 144.9
                      =======      ======     =======      =======
  Operating income
  EPL                 $  14.7      $ (0.2)    $   1.9      $   2.4
  FEI                    25.2         0.2         5.5           --
  Quincy's              (19.8)       (0.1)        0.2           --
                      -------      ------     -------      -------
                      $  20.1      $ (0.1)    $   7.6      $   2.4
                      =======      ======     =======      =======

The net assets of EPL are included in net assets held for sale in the accompanying Consolidated Balance Sheet at December 30, 1998, and consist of the following:

                                                         EPL
                                                       --------
  (In thousands)
  Assets
  Current assets                                       $  4,361
  Property owned, net                                    51,424
  Property held under capital leases, net                11,626
  Other assets                                           75,729
                                                       --------
                                                       $143,140
                                                       --------
  Less liabilities
  Current liabilities
   Current portion of obligations under capital lease     1,151
   Other current liabilities                             15,648
                                                       --------
                                                         16,799
                                                       --------
  Long-term liabilities
   Obligations under capital lease, noncurrent           13,417
   Other long-term liabilities                           25,249
                                                       --------
                                                         38,666
                                                       --------
  Total liabilities                                      55,465
                                                       --------
  Net assets held for sale                             $ 87,675
                                                       ========

NOTE 5 ACQUISITIONS

In March 1999, Denny's, Inc., a wholly owned subsidiary of the Company, purchased 30 operating restaurants in western New York from Perk Development Corp., a former franchisee of Perkins Family Restaurants, L.P. The acquisition of the units has been accounted for under the purchase method of accounting. The purchase price of approximately $24.7 million, consisting of cash of approximately $10.9 million and capital leases and other liabilities assumed of approximately $13.8 million, exceeded the estimated fair value of the restaurants' identifiable net assets by approximately $9.5 million. Denny's, Inc. took possession of the restaurants on March 1, 1999. By March 8, 1999, 26 units were opened as Company-owned restaurants and one unit was reopened as a refranchised restaurant. The other units have remained closed and are being evaluated for ultimate reopening or disposition.

NOTE 6 IMPAIRMENT OF REORGANIZATION VALUE

Due to the presence of certain conditions at December 29, 1999, including the current market value of the Company's common stock, the market discount on certain of the Company's debt instruments and certain operating trends, the Company concluded it should perform an impairment assessment of the carrying amount of the intangible asset "Reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization." In performing this analysis, management utilized a discounted future cash flow model and recorded an impairment charge of $197.0 million, representing the difference between the estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 prior to recognition of impairment. The adjusted carrying value of the intangible asset, $182.7 million, will continue to be amortized over its three-year remaining useful life.

NOTE 7 REORGANIZATION ITEMS

Reorganization items included in the accompanying Statements of Consolidated Operations consist of the following:

                                                    Fiscal Year    One Week
                                                       Ended        Ended
                                                    December 31,  January 7,
                                                        1997         1998
                                                    ------------ ------------
  (In thousands)
  Net gain related to adjustments of assets and
   liabilities to fair value                         $      --    $(646,482)
  Professional fees and other                           27,916        8,809
  Debtor-in-possession financing expenses                3,062           --
  Interest earned on accumulated cash                   (1,234)          --
  Severance and other exit costs                            --       10,692
                                                     ---------    ---------
                                                     $  29,744    $(626,981)
                                                     =========    =========

NOTE 8 PROPERTY, NET

Property, net, consists of the following:

                                                    December 30, December 29,
                                                        1998         1999
                                                    ------------ ------------
  (In thousands)
  Property owned:
   Land                                              $  65,614    $  69,037
   Buildings and improvements                          442,767      487,539
   Other property and equipment                        143,750      152,820
                                                     ---------    ---------
   Total property owned                                652,131      709,396
   Less accumulated depreciation                        88,545      160,630
                                                     ---------    ---------
   Property owned, net                                 563,586      548,766
                                                     ---------    ---------
   Buildings and improvements, vehicles, and other
    equipment held under capital leases                 95,310      122,811
   Less accumulated amortization                        28,633       48,972
                                                     ---------    ---------
   Property held under capital leases, net              66,677       73,839
                                                     ---------    ---------
                                                     $ 630,263    $ 622,605
                                                     =========    =========

NOTE 9 OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                    December 30, December 29,
                                                        1998         1999
                                                    ------------ ------------
  (In thousands)
  Accrued salaries and vacations                     $  44,941    $  40,524
  Accrued insurance                                     31,608       23,412
  Accrued taxes                                         19,330       19,307
  Accrued interest and dividends                        44,785       43,465
  Other                                                 91,164       74,408
                                                     ---------    ---------
                                                     $ 231,828    $ 201,116
                                                     =========    =========

NOTE 10 DEBT

Long-term debt consists of the following:

                                                     December 30, December 29,
                                                         1998         1999
                                                     ------------ ------------
(In thousands)
Notes and Debentures:
 11 1/4% Senior Notes due January 15, 2008, interest
  payable semi-annually                               $  549,611   $  529,608
 12.5% Senior Notes of FRD due July 15, 2004,
  interest payable semi-annually                         156,897      156,897
 Mortgage Notes Payable:
  11.03% Notes due July 12, 2000                         160,000      160,000
 Term loan of FRD, principal payable in quarterly
  installments                                            10,411       30,000
 Other notes payable, maturing over various terms to
  20 years, payable in monthly or quarterly
  installments with interest rates ranging from 7.5%
  to 12.8% (a)                                             6,680        4,974
 Notes payable secured by equipment, maturing over
  various terms up to 12 years, payable in monthly
  installments with interest rates ranging from
  9.17% to 11.97% (b)                                      3,608        3,844
Capital lease obligations (see Note 11)                   79,826       84,865
In-substance defeased debt, due November 15, 2000        165,468      153,297
                                                      ----------   ----------
                                                       1,132,501    1,123,485
Premium (discount), net (see Note 2):
 11 1/4% Senior Notes, effective rate 10.79%              23,198       20,792
 12.5% Senior Notes of FRD, effective rate 10.95%         11,839       10,172
 11.03% Notes, effective rate 8.18%                        8,059        2,935
 In-substance defeased debt, effective rate 5.29%         13,294        5,433
 Other notes payable                                      (1,438)      (1,363)
                                                      ----------   ----------
 Total                                                 1,187,453    1,161,454
Less current maturities                                   46,285      338,926
                                                      ----------   ----------
 Total long-term debt                                 $1,141,168   $  822,528
                                                      ==========   ==========

(a) Collateralized by restaurant and other properties with a net book value of $11.9 million at December 29, 1999.
(b) Collateralized by equipment with a net book value of $0.7 million at December 29, 1999.

Aggregate annual maturities of long-term debt at December 29, 1999 during the next five years, excluding approximately $153 million of in-substance defeased debt maturing in 2000, are as follows:

                 Year:
                 -----
                 (In millions)
                 2000           $177.4
                 2001             21.3
                 2002             20.5
                 2003             18.8
                 2004            162.1

Pursuant to the Plan, on the Effective Date, Advantica issued $592.0 million aggregate principal amount of 11 1/4% Senior Notes due 2008 (the "Senior Notes"). On July 31, 1998, the Company extended to the holders of the Senior Notes an offer to purchase up to $100.0 million of the outstanding Senior Notes. As a result of this offer, $42.4 million of such securities were retired on October 5, 1998. During the first quarter of 1999, the Company retired an additional $20.0 million aggregate principal amount of the Senior Notes.

Also on the Effective Date, Advantica entered into a credit agreement with The Chase Manhattan Bank ("Chase") and other lenders named therein which established the senior secured credit facility (as amended to date, the "Credit Facility"). The Credit Facility is used for working capital advances, letters of credit and general corporate purposes by certain of Advantica's operating subsidiaries which are borrowers thereunder. The Credit Facility is guaranteed by Advantica and, subject to certain exceptions, by Advantica's subsidiaries that are not borrowers thereunder and generally is secured by liens on the same collateral that formerly secured Flagstar's obligations under the Credit Agreement (with additional liens on the Company's corporate headquarters in Spartanburg, South Carolina and accounts receivable).

The Credit Facility includes a working capital and letter of credit facility of up to a total of $200 million. The Credit Facility is subject to early termination on March 31, 2000 if (a) the Company has not refinanced the Denny's Mortgage Notes (as defined below) on terms acceptable to the lenders and (b) either (1) the Company has not deposited funds with Chase equal to at least the face amount of the Denny's Mortgage Notes then outstanding (which deposit balance shall be maintained until the Denny's Mortgage Notes are redeemed or repaid in full) or (2) the aggregate principal amount of outstanding loans and letters of credit under the Credit Facility exceeds $150 million on or before the earlier of March 31, 2000 and the date the Denny's Mortgage Notes are repaid in full. The Credit Facility is subject to mandatory prepayments and commitment reductions under certain circumstances upon Advantica's sale of assets or incurrence of additional debt.

The Credit Facility contains covenants customarily found in credit agreements for leveraged financings that, among other things, place limitations on (1) dividends on capital stock; (2) redemptions and repurchases of capital stock;
(3) prepayments, redemptions and repurchases of debt (other than loans under the Credit Facility); (4) liens and sale-leaseback transactions; (5) loans and investments; (6) incurrence of debt; (7) capital expenditures; (8) operating leases; (9) mergers and acquisitions; (10) asset sales; (11) transactions with affiliates; (12) changes in the business conducted by Advantica and its subsidiaries and (13) amendment of debt and other material agreements. The Credit Facility also contains covenants that require Advantica and its subsidiaries on a consolidated basis to meet certain financial ratios and tests including provisions for the maintenance of a minimum level of interest coverage (as defined) and a minimum level of fixed charges coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined), and limitations on annual capital expenditures. In connection with the closing of the sales of FEI and Quincy's, the Credit Facility was amended to accommodate the sale transactions and in-substance defeasance consummated in conjunction with the sale of FEI. In addition, the Credit Facility was amended to provide the Company flexibility to reinvest the residual sales proceeds through additional capital expenditures and/or strategic acquisitions, as well as to modify certain other covenants and financial tests affected by the sales transactions. The latest amendment to the Credit Facility, dated as of December 20, 1999, permitted the sale of El Pollo Loco and provided the Company with the ability to redeem or repay the Denny's Mortgage Notes on or before their scheduled maturity. The commitments under the Credit Facility were not reduced as a result of the sales.

The Company was in compliance with the terms of the Credit Facility at December 29, 1999. Under the most restrictive provision of the Credit Facility (the minimum interest coverage ratio), for the four quarters ended December 29, 1999, the Company's EBITDA could be approximately $14.3 million less and the Company would still be in compliance.

As discussed in Note 4, on April 1, 1998, the Company completed the sale of all of the capital stock of FEI, and used a portion of the proceeds to in-substance defease the guaranteed secured bonds of Spardee's Realty, Inc., a wholly owned subsidiary of FEI, and of Quincy's Realty, Inc., a wholly owned subsidiary of Quincy's. The Company replaced the original collateral through the purchase of United States Government and AAA rated investment securities which were deposited with the collateral agent and which satisfy the principal and interest payments of the bonds though the stated maturity date of November 15, 2000. The investments related to the in-substance defeased debt are reflected in the Consolidated Balance Sheets under the caption "Restricted investments securing in-substance defeased debt."

The 11.03% mortgage notes (the "Denny's Mortgage Notes") are secured by a pool of cross-collateralized mortgages on the land, buildings, equipment and improvements of 239 Denny's restaurants with a net book value at December 29, 1999 of approximately $181.3 million. In addition, the notes are collateralized by, among other things, the assignment of intercompany lease agreements, the stock of the issuing subsidiary and a letter of credit. The notes are redeemable, in whole, at the issuer's option upon payment of a premium. On or prior to July 12, 2000, the Company is required to repay or refinance the Denny's Mortgage Notes. During the first quarter of 2000, the Company repurchased $60 million of the Denny's Mortgage Notes. The Company intends, through a combination of cash and short-term investments on hand and available debt capacity, to repay the balance of the Denny's Mortgage Notes on or before their scheduled maturity.

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new credit agreement with Chase and Credit Lyonnais New York Branch and other lenders named therein and thereby established a $70 million senior secured credit facility (the "New FRD Credit Facility") to replace a prior facility which was scheduled to mature in August 1999. The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility, and matures in May 2003. Borrowings under the New FRD Credit Facility are to be used for Coco's and Carrows' working capital requirements and other general corporate purposes. Certain letters of credit may be issued under the revolving credit facility. All borrowings under the New FRD Credit Facility accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 9.6% at December 29, 1999) and are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRI-M and its subsidiaries. Principal installments of the term loan will be payable as follows: $2.0 million per quarter for three consecutive quarters beginning June 30, 2001; $3.0 million per quarter for four consecutive quarters beginning March 31, 2002; and $6.0 million for two consecutive quarters beginning March 31, 2003. At December 29, 1999, FRD and its subsidiaries had $30.0 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $11.1 million.

The New FRD Credit Facility and the indenture under which the 12.5% FRD Senior Notes due 2004 (the "FRD Notes") have been issued contain a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the New FRD Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA), maintenance of a minimum level of EBITDA, and limitations on annual capital expenditures. The cash flows from FRD are required to be used to service the debt issued in the Coco's and Carrows acquisition (the New FRD Credit Facility and the FRD Notes) and, therefore, other than for the payment of certain management fees and tax reimbursements payable to Advantica under certain conditions, FRD's cash flows are currently unavailable to service the debt of Advantica and its other subsidiaries. FRD's cash flows from operating activities, included in the Company's total cash flow from operating activities, were $17.1 million, $1.0 million and $23.0 and $8.8 million for the fiscal year ended December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999, respectively.

FRD and its subsidiaries were in compliance with the terms of the New FRD Credit Facility at December 29, 1999. Under the most restrictive provision of the FRD Credit Facility (the Total debt/EBITDA ratio), at December 29, 1999, FRD's total debt could be approximately $3.6 million more and FRD would still be in compliance.

The estimated fair value of the Company's long-term debt (excluding capital lease obligations) is approximately $850 million at December 29, 1999. Such computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company.

NOTE 11 LEASES AND RELATED GUARANTEES

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

Information regarding the Company's leasing activities at December 29, 1999 is as follows:

                                             Capital Leases   Operating Leases
                                            ----------------- -----------------
                                            Minimum  Minimum  Minimum  Minimum
                                             Lease   Sublease  Lease   Sublease
Year:                                       Payments Receipts Payments Receipts
-----                                       -------- -------- -------- --------
(In thousands)
2000                                        $ 24,935 $ 3,514  $ 50,895 $ 11,367
2001                                          21,550   3,179    45,908   10,890
2002                                          13,582   2,673    40,879   10,132
2003                                          11,204   2,178    35,806    9,372
2004                                           8,990   1,736    28,464    7,541
Subsequent years                              56,077  10,606   132,106   54,547
                                            -------- -------  -------- --------
  Total                                      136,338 $23,886  $334,058 $103,849
                                                     =======  ======== ========
Less imputed interest                         51,473
                                            --------
Present value of capital lease obligations  $ 84,865
                                            ========

Payments for certain FRD operating leases are being made by FRI, the former owner of Coco's and Carrows, in accordance with the provisions of the stock purchase agreement executed at the date of the acquisition. Therefore, these payments have been excluded from the amount of minimum lease payments and minimum sublease receipts reported above.

The total rental expense included in the determination of operating income for continuing operations is as follows:

                  Fiscal Year   One Week   Fifty-One   Fiscal Year
                     Ended       Ended    Weeks Ended     Ended
                  December 31, January 7, December 30, December 29,
                      1997        1998        1998         1999
                  ------------ ---------- ------------ ------------
(In thousands)
Base rents          $57,105      $1,103     $56,209      $57,654
Contingent rents     12,421         240      11,774       11,294
                    -------      ------     -------      -------
  Total             $69,526      $1,343     $67,983      $68,948
                    =======      ======     =======      =======

Total rental expense does not reflect sublease rental income of $11.8 million, $0.2 million, $12.6 million and $14.8 million for the fiscal year ended December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999, respectively.

NOTE 12 INCOME TAXES

A summary of the provision for (benefit from) income taxes attributable to the loss before discontinued operations and extraordinary items is as follows:

                          Fiscal Year   One Week   Fifty-One   Fiscal Year
                             Ended       Ended    Weeks Ended     Ended
                          December 31, January 7, December 30, December 29,
                              1997        1998        1998         1999
                          ------------ ---------- ------------ ------------
(In thousands)
Current:
 Federal                     $   --     $     --    $(2,924)      $   --
 State, foreign and other     1,556           27      1,046        1,222
                             ------     --------    -------       ------
                              1,556           27     (1,878)       1,222
                             ------     --------    -------       ------
Deferred:
 Federal                         --      (12,513)        --           --
 State, foreign and other       132       (1,343)        84           --
                             ------     --------    -------       ------
                                132      (13,856)        84           --
                             ------     --------    -------       ------
Provision for (benefit
 from) income taxes          $1,688     $(13,829)   $(1,794)      $1,222
                             ======     ========    =======       ======
The total provision for
 (benefit from) income
 taxes related to:
 Loss before discontinued
  operations and
  extraordinary items        $1,688     $(13,829)   $(1,794)      $1,222
 Discontinued operations         81        7,509         --           37
 Extraordinary items             --           --         --           --
                             ------     --------    -------       ------
   Total provision for
    (benefit from) income
    taxes                    $1,769     $ (6,320)   $(1,794)      $1,259
                             ======     ========    =======       ======

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities:

                                                      December 30, December 29,
                                                          1998         1999
                                                      ------------ ------------
       (In thousands)
       Deferred tax assets:
        Deferred income                                $  21,336    $  12,822
        Debt premium                                      22,584       15,962
        Lease reserves                                    11,808        8,004
        Self-insurance reserves                           29,338       23,151
        Capitalized leases                                 6,537        3,445
        Other accruals and reserves                       31,487       16,194
        Alternative minimum tax credit carryforwards      10,548       12,451
        General business credit carryforwards             56,627       64,640
        Capital loss carryforwards                         8,135        5,766
        Net operating loss carryforwards                   9,512       11,166
        Less: valuation allowance                       (105,149)    (115,633)
                                                       ---------    ---------
       Total deferred tax assets                         102,763       57,968
                                                       ---------    ---------
       Deferred tax liabilities:
        Intangible assets                                (70,016)     (55,924)
        Fixed assets                                     (38,147)      (2,044)
                                                       ---------    ---------
       Total deferred tax liabilities                   (108,163)     (57,968)
                                                       ---------    ---------
       Net deferred tax liability                      $  (5,400)   $      --
                                                       =========    =========

The Company has provided a valuation allowance for the portion of the deferred tax assets for which it is more likely than not that a tax benefit will not be realized. Any subsequent reversal of the valuation allowance of approximately $88 million established in connection with fresh start reporting on January 7, 1998 will be applied first to reduce reorganization value in excess of amounts allocable to identifiable assets, then to reduce other identifiable intangible assets followed by a credit directly to equity. In 1999, the Company reversed approximately $5 million of the valuation allowance and recorded a corresponding reduction in reorganization value in excess of amounts allocable to identifiable assets.

The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations before discontinued operations and extraordinary items is as follows:

                              Fiscal Year   One Week   Fifty-One   Fiscal Year
                                 Ended       Ended    Weeks Ended     Ended
                              December 31, January 7, December 30, December 29,
                                  1997        1998        1998         1999
                              ------------ ---------- ------------ ------------
Statutory tax (benefit) rate      (35)%        35%        (35)%        (35)%
Differences:
 State, foreign, and other
  taxes, net of federal
  income tax benefit                2          --           1           --
 Amortization of goodwill           3          --          --           --
 Amortization of
  reorganization value in
  excess of amounts allocable
  to identifiable assets           --          --          29           13
 Impairment charge of excess
  reorganization value                                                  18
 Nondeductible costs related
  to the reorganization             6          --          --           --
 Nontaxable income related to
  the reorganization               --         (28)         --           --
 Nondeductible wages related
  to the FICA tip credit            3          --           1            1
 Portion of losses and income
  tax credits not benefitted
  from as a result of the
  establishment of a
  valuation allowance              19          (7)          7            5
 Other                              4          (2)         (4)          (2)
                                  ---         ---         ---          ---
Effective tax (benefit) rate        2%         (2)%        (1)%         --%
                                  ===         ===         ===          ===

The Company utilized substantially all of its pre-1999 NOL carryforwards and portions of certain other pre-1999 carryforwards to offset taxable income principally generated from the sale of its discontinued operations during 1998.

At December 29, 1999, the Company has available, on a consolidated basis, general business credit carryforwards of approximately $65 million, most of which expire in 2004 through 2019, and alternative minimum tax ("AMT") credit carryforwards of approximately $12 million. The AMT credits may be carried forward indefinitely. In addition, the Company has available regular NOL and AMT NOL carryforwards of approximately $8 million and $43 million, respectively, which expire in 2012 through 2019. Due to the reorganization of the Company on January 7, 1998, the Company's ability to utilize the general business credit carryforwards, AMT credit carryforwards, and NOL carryforwards which arose prior to the reorganization is limited to a specified annual amount. The annual limitation for the utilization of these carryforwards is approximately $21 million for NOL carryforwards or $7 million for tax credits. The annual limitation may also be increased for the recognition of certain built-in gains. General business credits of approximately $15 million, regular NOL carryforwards of approximately $3 million and AMT NOL carryforwards of approximately $14 million that arose subsequent to the reorganization are not subject to any limitation as of the end of 1999. See Note 1 for further discussions of the reorganization including an additional discussion of the reorganization's impact on the Company's carryover tax benefits and its tax basis in its assets for future taxable years.

In connection with the purchase of FRI-M in May 1996, the Company acquired certain income tax attributes which, prior to 1999, could be used only to offset the separate taxable income of FRI-M and its subsidiaries. Approximately $23 million of regular NOL carryforwards and $14 million of regular and AMT capital loss carryforwards are available at December 29, 1999 to reduce the future taxable income of the Company and its subsidiaries, subject to certain limitations. Due to FRI-M's prior ownership changes in January 1994 and May 1996, the ability to utilize these carryforwards is limited. The annual limitation for the utilization of FRI-M's

NOL carryforwards and capital loss carryforwards which were generated after January 1994 and before May 1996 is approximately $4 million, plus the recognition of certain built-in gains. These NOL carryforwards expire principally in 2009 through 2011. FRI-M's capital loss carryforward, which will expire in 2000, can be utilized to offset certain capital gains generated by the Company or its subsidiaries, subject to certain limitations. Utilization of FRI-M's loss carryforwards are also subject to the Company's overall annual limitation of $21 million. FRI-M and the Company utilized capital loss carryovers of approximately $4 million in 1997, $7 million in 1998 and $4 million in 1999 to offset capital gains recognized during 1997 through 1999.

NOTE 13 EMPLOYEE BENEFIT PLANS

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

The components of net pension cost of the pension plan and other defined benefit plans as determined under SFAS No. 87 for the fiscal year ended December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999 are as follows:

                              Fiscal Year   One Week   Fifty-One   Fiscal Year
                                 Ended       Ended    Weeks Ended     Ended
                              December 31, January 7, December 30, December 29,
                                  1997        1998        1998         1999
                              ------------ ---------- ------------ ------------
(In thousands)
Pension Plan:
Service cost                     $3,210     $    70      $1,040       $  758
Interest cost                     2,872          63       2,861        2,700
Expected return on plan
 assets                          (3,085)        (71)     (3,658)      (3,307)
Amortization of prior
 service cost                        --          --          --           --
Recognized net actuarial
 loss                               325          --          --           --
                                 ------     -------      ------       ------
Net periodic benefit cost        $3,322     $    62      $  243       $  151
                                 ======     =======      ======       ======
Purchase accounting                  --     $11,633          --           --
Settlement loss                      --          --      $  119           --

Other Defined Benefit Plans:
Service cost                     $  145     $     2      $  125       $  370
Interest cost                       198           3         166          176
Expected return on plan
 assets                              --          --          --           --
Amortization of prior
 service cost                        41          --          27           --
Recognized net actuarial
 gain                                (3)         --          (1)          96
                                 ------     -------      ------       ------
Net periodic benefit cost        $  381     $     5      $  317       $  642
                                 ======     =======      ======       ======
Settlement loss                  $1,342          --          --           --

Net pension and other defined benefit plan costs charged to continuing operations for the fiscal year ended December 31, 1997, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999 were $2.2 million, $0.7 million and $0.6 million, respectively. Costs charged to continuing operations for the one week ended January 7, 1998 were not significant.

The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its pension plan and other defined benefit plans:

                                Pension Plan        Other Defined Benefit Plans
                          ------------------------- ----------------------------
                          December 30, December 29, December 30,  December 29,
                              1998         1999         1998          1999
                          ------------ ------------ ------------- -------------
(In thousands)
Change in Benefit
 Obligation
Benefit obligation at
 beginning of year          $46,800      $41,123       $ 2,259       $ 2,498
Service cost                  1,110          758           127           370
Interest cost                 2,923        2,700           169           176
Actuarial losses (gains)      2,102       (2,002)          133           476
Curtailment gains            (6,338)      (1,539)           --            (2)
Settlement (1998 lump
 sum payments)               (3,776)      (1,775)           --            --
Benefits paid (periodic
 only for 1998)              (1,698)      (2,239)         (190)         (178)
                            -------      -------       -------       -------
Benefit obligation at
 end of year                $41,123      $37,026       $ 2,498       $ 3,340
                            =======      =======       =======       =======
Change in Plan Assets
Fair value of plan
 assets at beginning of
 year                       $37,342      $37,043       $    --       $    --
Actual return on plan
 assets                       3,561        1,854            --            --
Employer contributions        1,614           --           190           178
Settlement (1998 lump
 sum payments)               (3,776)      (1,775)          --            --
Benefits paid (periodic
 only for 1998)              (1,698)      (2,239)         (190)         (178)
                            -------      -------       -------       -------
Fair value of plan
 assets at end of year      $37,043      $34,883       $    --       $    --
                            =======      =======       =======       =======
Reconciliation of Funded
 Status
Funded Status               $(4,080)     $(2,143)      $(2,498)      $(3,340)
Unrecognized actuarial
 losses (gains)               1,293           --           135          (190)
Unrecognized transition
 amount                          --           --            (1)           (1)
Unrecognized prior
 service cost                    --           --            --            --
Fourth quarter
 contribution                    --           --            --            --
                            -------      -------       -------       -------
Net amount recognized       $(2,787)     $(2,143)      $(2,364)      $(3,531)
                            =======      =======       =======       =======
Amounts Recognized in
 the Consolidated
Balance Sheet Consist
 of:
Accrued benefit
 liability                  $(2,787)     $(2,143)      $(2,364)      $(3,531)
Accumulated other
 comprehensive income            --           --            --            --
                            -------      -------       -------       -------
Net amount recognized       $(2,787)     $(2,143)      $(2,364)      $(3,531)
                            =======      =======       =======       =======

Assets held by the Company's plans are invested in money market and other fixed income funds as well as equity funds.

Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

                                          1997    1998    1999
                                          ----    ----    ----
     Discount rate                         7.0%    6.8%   7.3%
     Rates of salary progression           4.0%    4.0%   4.0%
     Long-term rates of return on assets  10.0%   10.0%   9.5%

In addition, the Company has defined contribution plans whereby eligible employees can elect to contribute from 1% to 15% of their compensation to the plans. Under these plans, the Company makes matching contributions, subject to certain limitations. Amounts charged to income under these plans for continuing operations were $2.0 million, $2.1 million and $2.1 million for the fiscal year ended December 31, 1997, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999 respectively. Matching contributions related to the one week ended January 7, 1998 were not significant.

Stock Option Plans

At December 29, 1999, the Company has two stock-based compensation plans, which are described below. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, "Accounting for Stock Based Compensation" ("SFAS 123"), while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pursuant to the Plan, and shortly after the Effective Date, the Company adopted the Advantica Restaurant Group Stock Option Plan (the "Non-Officer Plan") and the Advantica Restaurant Group Officer Stock Option Plan (the "Officer Plan"). Effective March 15, 1999, the Non-Officer Plan and the Officer Plan were merged together and the surviving plan's name was changed to the Advantica Stock Option Plan (the "Company Plan"). All participants in the Non-Officer Plan and Officer Plan on the effective date of the plan merger continued to be participants in the Company Plan and retained all options previously issued to participants under the Officer Plan and the Non-Officer Plan under the same terms and conditions existing at the time of grant.

The Company Plan permits the Compensation and Incentives Committee of the Advantica Board (the "Committee") to award stock options as incentives to employees and consultants of Advantica. The Committee has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 7,388,888 shares of Advantica common stock are authorized to be issued under the Company Plan. Under the terms of the Company Plan, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

In addition to the Company Plan, the Company has adopted the Advantica Restaurant Group Director Stock Option Plan (the "Director Plan"), the terms of which are substantially similar to the terms of the Company Plan. A total of 200,000 shares of Advantica common stock are authorized to be issued under the Director Plan.

Effective January 28, 1998, options to purchase 1,927,500 shares, 409,000 shares and 54,000 shares of common stock, at market value of the date of grant, were issued under the former Officer Plan, the former Non-Officer Plan and the Director Plan, respectively. Thirty percent of such grants under the former Officer and Non-Officer Plans became exercisable immediately, with an additional 20% vesting the first and second anniversaries of the date of grant and an additional 15% vesting on the third and fourth anniversaries. The grants under the Director Plan vest at a rate of 33.3% per year beginning on the first anniversary of the grant date. On September 11, 1998, options to purchase an additional 910,000 and 79,100 shares of common stock, at market value at the date of grant, were issued under the former Officer Plan and former Non-Officer Plan, respectively. Such grants vest at a rate of 25% per year beginning on the first anniversary of the grant date. All options issued in 1998 expire ten years from the date of grant.

During 1999, options to purchase 2,063,500 shares of common stock, at market value at the date of grant, were issued under the Company Plan. Such options vest at a rate of 25% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant. No options were granted under the Director Plan in 1999.

Prior to its emergence from bankruptcy, the Company had two stock-based compensation plans, the 1989 Stock Option Plan (the "1989 Plan") and the 1990 Non-qualified Stock Option Plan (the "1990 Plan"). On the Effective Date, pursuant to the Plan, all stock options outstanding as of that date, including those under both the 1989 Plan and the 1990 Plan, were effectively canceled. Due to the fact that all options under the 1989 Plan and the 1990 Plan were canceled, extinguished and retired on the Effective Date, the effect on the accompanying Statement of Consolidated Operations of the compensation expense calculated under SFAS 123 related to such plans is not included in the pro forma information presented below.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for such grants:

                                       1998         1999
                                     ---------    ---------
     Dividend yield                  0.0%         0.0%
     Expected volatility             0.64         0.72
     Risk-free interest rate         4.6%         6.4%
     Weighted average expected life  9.0 years    9.0 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            Fifty-One   Fiscal Year
                                           Weeks Ended     Ended
                                           December 30, December 29,
                                               1998         1999
                                           ------------ ------------
     (In millions, except per share data)
     Pro forma net loss                      $(189.6)     $(386.3)
     Pro forma loss per share:
      Basic and diluted                        (4.73)       (9.63)

A summary of the Company's stock option plans is presented below.

                                        1998                     1999
                               ------------------------ ----------------------
                                            Weighted               Weighted
                               Options      Average     Options    Average
                                (000)    Exercise Price  (000)  Exercise Price
                               -------   -------------- ------- --------------
     Outstanding, beginning
      of year                      --(a)     $   --(a)   3,092      $8.32
     Granted                    3,380          8.45      2,063       3.66
     Exercised                     (1)        10.00         --         --
     Forfeited/Expired           (287)         9.75       (387)      7.50
                                -----                    -----
     Outstanding, end of year   3,092          8.32      4,768       6.37
                                =====                    =====
     Exercisable at year end      637         10.00      1,210       8.99

---------------
(a) Outstanding as of the Effective Date.

The following table summarizes information about stock options outstanding at December 29, 1999:

                              Weighted-
                 Number        Average     Weighted-     Number      Weighted-
               Outstanding    Remaining     Average    Exercisable    Average
   Exercise    at 12/29/99   Contractual   Exercise    at 12/29/99   Exercise
    Prices        (000)         Life         Price        (000)        Price
   --------    -----------   -----------   ---------   -----------   ---------
    $ 3.50        1,916         9.50         $3.50           --        $  --
      4.69          851         8.70          4.69          231         4.69
      6.31           40         9.02          6.31           --           --
      7.00           60         9.09          7.00           --           --
     10.00        1,901         8.08         10.00          979        10.00
                  -----                                   -----
                  4,768         8.78          6.37        1,210         8.99
                  =====                                   =====

The weighted average fair value per option of options granted during the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999 was $6.06 and $2.78, respectively.

NOTE 14 COMMITMENTS AND CONTINGENCIES

There are various claims and pending legal actions against or indirectly involving the Company, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 29, 1999, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.

In 1994, the Company was advised by the Internal Revenue Service of proposed deficiencies for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by the Company for the seven taxable periods ended December 31, 1992. In the third quarter of 1996, this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act (the "Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. As the Company believes the remaining proposed deficiencies are substantially incorrect, it intends to continue to contest such proposed deficiencies. The Company filed petitions in the United States Tax Court in 1998 for these periods. The case is expected to be tried in 2000.

One current and two former managers of Denny's restaurant units have initiated, in the Superior Court for Los Angeles County, California, a class action lawsuit seeking, among other things, overtime compensation. The action, which was originally filed on September 2, 1997, was certified on June 21, 1999 as a class action with all managers and general managers who worked for Company-owned Denny's restaurants in California since September 4, 1994 being identified as class members. The suit alleges that Denny's requires its managers to work more than 50% of their time performing nonmanagement related tasks, thus entitling them to overtime compensation. Denny's contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. Denny's has been and will continue defending this lawsuit vigorously.

It is the opinion of Management (including General Counsel), after considering a number of factors, including but not limited to the current status of the litigation (including any settlement discussions), the views of retained counsel, the nature of the litigation or proposed tax deficiencies, the prior experience of the consolidated companies, and the amounts which the Company has accrued for known contingencies, that the ultimate disposition of these matters will not significantly affect the consolidated financial position or results of operations of the Company.

In conjunction with the sales of Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, the Company entered into five-year purchasing agreements with the acquirers under which the Company is required to make minimum annual purchases over the contract terms. The aggregate estimated commitments remaining at December 29, 1999 relative to Portion-Trol Foods, Inc. and Mother Butler Pies, respectively, are approximately $125.0 million and $28.0 million after giving effect to the disposition of EPL.

On January 25, 2000, the Company entered into a three-year agreement with Affiliated Computer Services, Inc. ("ACS") to manage and operate the Company's information technology for its corporate headquarters, restaurants and field management. This agreement replaces the IBM Global Services contract which had been in existence since 1996. ACS will oversee data center operations, applications development and maintenance, desktop support, data networking, help desk operations and POS hardware maintenance. The Company anticipates spending approximately $16.0 million per year under this contract.

NOTE 15 SHAREHOLDERS' EQUITY (DEFICIT)

                                                      Accumulated
                                                         Other     Shareholders'
                              Total                  Comprehensive    Equity/
                           Other Equity   Deficit       Income       (Deficit)
                           ------------ -----------  ------------- -------------
(In thousands)
Balance December 31, 1996    $745,800   $(1,973,365)     $ 38       $(1,227,527)
 Comprehensive income:
  Net loss                         --      (134,450)       --          (134,450)
  Other comprehensive
   income -- minimum
   pension liability
   adjustment                      --            --      (473)             (473)
                             --------   -----------      ----       -----------
  Comprehensive income             --      (134,450)     (473)         (134,923)
                             --------   -----------      ----       -----------
Balance December 31, 1997     745,800    (2,107,815)     (435)       (1,362,450)
                             --------   -----------      ----       -----------
 Comprehensive income:
  Net income excluding
   adjustments for
   reorganization and
   fresh start reporting           --        (3,087)       --            (3,087)
                             --------   -----------      ----       -----------
  Comprehensive income             --        (3,087)       --            (3,087)
 Adjustments for
  reorganization              383,464       612,845        --           996,309
 Adjustments for fresh
  start reporting            (711,937)    1,498,057       435           786,555
                             --------   -----------      ----       -----------
Balance January 7, 1998       417,327            --        --           417,327
                             --------   -----------      ----       -----------
 Comprehensive income:
  Net loss                         --      (181,419)       --          (181,419)
  Other comprehensive
   income -- foreign
   currency translation
   adjustments                     --            --        47                47
                             --------   -----------      ----       -----------
  Comprehensive income             --      (181,419)       47          (181,372)
 Issuance of Common Stock          89            --        --                89
                             --------   -----------      ----       -----------
Balance December 30, 1998     417,416      (181,419)       47           236,044
                             --------   -----------      ----       -----------
 Comprehensive income:
  Net loss                         --      (381,904)       --          (381,904)
  Other comprehensive
   income -- foreign
   currency translation
   adjustments                     --            --       (87)              (87)
                             --------   -----------      ----       -----------
  Comprehensive income             --      (381,904)      (87)         (381,991)
 Issuance of Common Stock         107            --        --               107
                             --------   -----------      ----       -----------
Balance December 29, 1999    $417,523   $  (563,323)     $(40)      $  (145,840)
                             ========   ===========      ====       ===========

Pursuant to the Plan, Flagstar's convertible debentures, FCI's preferred stock and FCI's common stock were canceled, extinguished and retired as of the Effective Date. In addition, the warrants related to such common stock were also canceled.

Pursuant to the Plan and as of the Effective Date, the Company is deemed to have issued warrants to purchase, in the aggregate, four million shares of common stock. Each warrant, when exercised, will entitle the holder thereof to purchase one share of common stock at an exercise price of $14.60 per share, subject to adjustment for certain events. Such warrants may be exercised through January 7, 2005.

Stockholder Rights Plan

The Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan") on December 14, 1998, which is designed to provide protection for the Company's shareholders against coercive or unfair takeover tactics. The Rights Plan is also designed to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. The Rights Plan was not adopted in response to any specific proposal or inquiry to gain control of the Company. Under the Rights Plan, the Company's Board of Directors declared a dividend of one right payable to shareholders of record as of December 30, 1998. Such rights are exercisable for one one-thousandth share of a new series of junior participating preferred stock. In conjunction with the adoption of the Rights Plan, the Company designated 100,000 shares of preferred stock as Series A Junior Participating Preferred Stock (the "Participating Preferred Stock") having a par value of $1.00 per share.

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

NOTE 16 EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The following table sets forth the computation of basic and diluted loss per share:

                             Fiscal Year   One Week   Fifty-One   Fiscal Year
                                Ended       Ended    Weeks Ended     Ended
                             December 31, January 7, December 30, December 29,
                                 1997        1998        1998         1999
                             ------------ ---------- ------------ ------------
(In thousands)
Numerator:
 (Loss) income from
  continuing operations        $(84,754)   $647,411   $(171,616)   $(388,842)
 Preferred stock dividends      (14,175)       (273)         --           --
                               --------    --------   ---------    ---------
 Numerator for basic (loss)
  earnings per share --
   (loss) income from
  continuing operations
  available to common
  shareholders                  (98,929)    647,138    (171,616)    (388,842)
                               --------    --------   ---------    ---------
 Effect of dilutive
  securities:
  $2.25 Series A Cumulative
   Convertible Exchangeable
   Preferred Stock                   --         273          --           --
  10% Convertible Junior
   Subordinated Debentures           --          --          --           --
                               --------    --------   ---------    ---------
                                     --         273          --           --
                               --------    --------   ---------    ---------
 Numerator for diluted
  (loss) earnings per
  share -- (loss) income
  from continuing operations
  available to common
  shareholders after assumed
  conversions                  $(98,929)   $647,411   $(171,616)   $(388,842)
                               ========    ========   =========    =========
Denominator:
 Denominator for basic
  earnings per share --
   weighted average shares       42,434      42,434      40,006       40,024
                               --------    --------   ---------    ---------
 Effect of dilutive
  securities:
  $2.25 Series A Cumulative
   Convertible Exchangeable
   Preferred Stock                   --       8,562          --           --
  10% Convertible Junior
   Subordinated Debentures           --       4,136          --           --
                               --------    --------   ---------    ---------
Dilutive potential common
 shares                              --      12,698          --           --
                               --------    --------   ---------    ---------
 Denominator for diluted
  (loss) earnings per
  share --adjusted weighted
  average shares and assumed
  conversions                    42,434      55,132      40,006       40,024
                               ========    ========   =========    =========
 Basic (loss) earnings per
  share from continuing
  operations                   $  (2.33)   $  15.26   $   (4.29)   $   (9.72)
                               ========    ========   =========    =========
 Diluted (loss) earnings per
  share from continuing
  operations                   $  (2.33)   $  11.74   $   (4.29)   $   (9.72)
                               ========    ========   =========    =========

The calculations of basic and diluted loss per share have been based on the weighted average number of Company shares outstanding. The Predecessor Company warrants, options, preferred stock and convertible debentures have been omitted from the calculations for the fiscal year ended December 31, 1997 because they have an antidilutive effect on loss per share. The warrants and options of the Successor Company have been omitted from the calculations for the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999 because they have an antidilutive effect on loss per share.

NOTE 17 EXTRAORDINARY ITEMS

The implementation of the Plan resulted in the exchange of Advantica's predecessors' senior subordinated debentures and the convertible debentures for 40 million shares of Advantica's common stock and warrants to purchase 4 million shares of Advantica's common stock. The difference between the carrying value of such debt (including principal, accrued interest and deferred financing costs of $946.7 million, $74.9 million and $25.6 million, respectively) and the fair value of the common stock and warrants resulted in a gain on debt adjustment of $612.8 million which was recorded as an extraordinary item. On July 31, 1998, Advantica extended to the holders of the Senior Notes an offer to purchase up to $100.0 million of the outstanding Senior Notes. As a result of this offer, $42.4 million of such securities were tendered and not withdrawn. Such securities, plus accrued and unpaid interest of $1.1 million, were retired on October 5, 1998, resulting in an extraordinary gain of $1.0 million.

NOTE 18 SEGMENT INFORMATION

Advantica operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products at restaurants operated by the Company, franchisees or licensees. The Company operates three restaurant concepts -- Denny's, Coco's and Carrows -- and each concept is considered a reportable segment. The "Corporate and other" segment consists primarily of the corporate headquarters.

Advantica evaluates performance based on several factors, of which the primary financial measure is business segment income before interest, taxes, depreciation, amortization and charges for restructuring and impairment ("EBITDA as defined"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in
Note 3. Intersegment transactions generally consist of sales of restaurant units or lease buyouts and are accounted for at fair value as if the sales were to unrelated third parties.

                            Fiscal Year   One Week   Fifty-One   Fiscal Year
                               Ended       Ended    Weeks Ended     Ended
                            December 31, January 7, December 30, December 29,
                                1997        1998        1998         1999
                            ------------ ---------- ------------ ------------
(In millions)
Revenue
Denny's                       $1,193.3     $23.2      $1,156.0     $1,197.2
Coco's                           280.0       4.9         255.4        225.3
Carrows                          212.5       3.5         184.0        164.5
Corporate and other                 --        --            --          3.0
                              --------     -----      --------     --------
Total consolidated revenue    $1,685.8     $31.6      $1,595.4     $1,590.0
                              ========     =====      ========     ========
Depreciation and
 Amortization
Denny's                       $   51.5     $ 1.0      $  169.8     $  201.8
Coco's                            16.6       0.3          41.8         39.1
Carrows                           13.0       0.2          33.5         31.5
Corporate and other                6.6       0.1          21.4         18.0
                              --------     -----      --------     --------
Total consolidated
 depreciation and
 amortization                 $   87.7     $ 1.6      $  266.5     $  290.4
                              ========     =====      ========     ========

                              Fiscal Year   One Week   Fifty-One   Fiscal Year
                                 Ended       Ended    Weeks Ended     Ended
                              December 31, January 7, December 30, December 29,
                                  1997        1998        1998         1999
                              ------------ ---------- ------------ ------------
(In millions)
EBITDA as defined
Denny's                          $171.6      $ 11.1     $ 173.3      $ 189.2
Coco's                             35.0         0.8        37.2         25.3
Carrows                            26.6          --        23.4         18.1
Corporate and other               (35.2)       (1.5)      (33.2)       (28.8)
                                 ------      ------     -------      -------
 Total EBITDA as defined for
  reportable segments             198.0        10.4       200.7        203.8
Eliminate EBITDA as defined
 resulting from intersegment
 transactions                        --          --        (3.3)          --
                                 ------      ------     -------      -------
Total consolidated EBITDA as
 defined                          198.0        10.4       197.4        203.8
Depreciation and
 amortization expense             (87.7)       (1.6)     (266.5)      (290.4)
Impairment charge                    --          --          --       (197.0)
Other charges:
 Interest expense, net           (159.0)       (2.5)     (102.9)      (104.2)
 Other, net                        (4.6)        0.3        (1.4)         0.2
Reorganization items              (29.8)      627.0          --           --
                                 ------      ------     -------      -------
Consolidated (loss) income
 from continuing operations
 before income taxes and
 extraordinary items             $(83.1)     $633.6     $(173.4)     $(387.6)
                                 ======      ======     =======      =======
Capital Expenditures
 (Including Capital Leases)
Denny's                          $ 43.1      $   --     $  52.7      $ 102.2
Coco's                              8.4          --         5.4         13.1
Carrows                             6.5          --         5.0          9.7
Corporate and other                 1.2         1.0         4.6          3.4
                                 ------      ------     -------      -------
 Total capital expenditures
  for reportable segments          59.2         1.0        67.7        128.4
Elimination of intersegment
 capital expenditures                --          --        (2.5)          --
                                 ------      ------     -------      -------
Total consolidated capital
 expenditures                    $ 59.2      $  1.0     $  65.2      $ 128.4
                                 ======      ======     =======      =======

                                         December 30, December 29,
                                             1998         1999
                                         ------------ ------------
Assets
Denny's                                    $1,021.0     $  841.3
Coco's                                        205.7        137.5
Carrows                                       153.1         94.4
Corporate and other                           558.1        394.9
                                           --------     --------
 Total assets for reportable segments       1,937.9      1,468.1
Elimination of intersegment receivables        (7.2)          --
                                           --------     --------
Total consolidated assets                  $1,930.7     $1,468.1
                                           ========     ========

Information as to Advantica's operations in different geographical areas is as follows:

               Fiscal Year   One Week   Fifty-One   Fiscal Year
                  Ended       Ended    Weeks Ended     Ended
               December 31, January 7, December 30, December 29,
                   1997        1998        1998         1999
               ------------ ---------- ------------ ------------
(In millions)
Revenue
United States    $1,668.2     $31.3      $1,580.2     $1,573.4
Other                17.6       0.3          15.2         16.6

Because a substantial portion of the Company's international restaurants are operated by franchisees and licensees, assets located outside the United States are not material.

NOTE 19 QUARTERLY DATA (UNAUDITED)

The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal and recurring nature.

Selected consolidated financial data for the one week ended January 7, 1998, the twelve weeks ended April 1, 1998, the second, third and fourth quarters of 1998 and for each quarter of 1999 are set forth below. Certain amounts have been reclassified to conform to the current year presentation.

                         Predecessor Company            Successor Company
                         ------------------- -----------------------------------------
                              One Week       Twelve Weeks
                                Ended           Ended
                             January 7,        April 1,    Second    Third     Fourth
                                1998             1998     Quarter   Quarter   Quarter
                         ------------------- ------------ --------  --------  --------
(In thousands, except
 per share data)
Year Ended December 30,
 1998:
Revenue:
 Company restaurant
  sales                      $   30,245        $345,837   $393,674  $407,787  $391,746
 Franchise and license
  revenue                         1,333          11,819     14,260    14,839    15,467
                             ----------        --------   --------  --------  --------
Total operating revenue          31,578         357,656    407,934   422,626   407,213
                             ----------        --------   --------  --------  --------
Cost of company
 restaurant sales:
 Product costs                    8,053          91,938    103,530   111,055   106,113
 Payroll and benefits            11,840         136,493    150,489   148,910   153,782
 Occupancy                          839          21,124     22,160    23,047    20,975
 Other operating
  expenses                        5,068          46,723     52,797    55,126    53,692
                             ----------        --------   --------  --------  --------
 Total costs of company
  restaurant sales               25,800         296,278    328,976   338,138   334,562
Franchise restaurant
 costs                              667           4,975      6,506     6,500     6,671
General and
 administrative
 expenses                         2,323          20,460     21,697    23,173    28,809
Amortization of
 reorganization value
 in excess of amounts
 allocable to
 identifiable assets                 --          31,486     35,446    31,611    30,223
Depreciation and other
 amortization                     1,584          22,931     38,067    33,373    43,350
Gains on refranchising
 and other, net                  (7,653)         (3,035)      (457)   (2,060)  (13,133)
                             ----------        --------   --------  --------  --------
Total costs and
 expenses                        22,721         373,095    430,235   430,735   430,482
                             ----------        --------   --------  --------  --------
Operating income (loss)      $    8,857        $(15,439)  $(22,301) $ (8,109) $(23,269)
                             ==========        ========   ========  ========  ========
Income (loss) before
 extraordinary items         $  782,073        $(43,080)  $(53,290) $(36,540) $(49,553)
Net income (loss)             1,394,918         (43,080)   (53,290)  (36,540)  (48,509)
Basic net income (loss)
 per share before
 extraordinary items              18.43           (1.08)     (1.33)    (0.91)    (1.24)
Diluted net income
 (loss) per share
 before extraordinary
 items                            14.18           (1.08)     (1.33)    (0.91)    (1.24)

                                               Successor Company
                                      ---------------------------------------
                                       First     Second    Third     Fourth
                                      Quarter   Quarter   Quarter    Quarter
                                      --------  --------  --------  ---------
(In thousands, except per share
 data)
Year Ended December 29, 1999:
Revenue:
 Company restaurant sales             $369,038  $389,369  $393,408  $ 369,997
 Franchise and license revenue          15,240    16,646    18,419     17,929
                                      --------  --------  --------  ---------
Total operating revenue                384,278   406,015   411,827    387,926
                                      --------  --------  --------  ---------
Cost of company restaurant sales:
 Product costs                          99,253   102,085   103,117     97,587
 Payroll and benefits                  148,653   151,587   152,380    142,585
 Occupancy                              21,267    22,421    22,230     17,816
 Other operating expenses               51,479    50,244    49,980     50,084
                                      --------  --------  --------  ---------
 Total costs of company restaurant
  sales                                320,652   326,337   327,707    308,072
Franchise restaurant costs               7,465     9,176     8,145      7,845
General and administrative expenses     25,632    24,001    22,931     20,324
Amortization of reorganization value
 in excess of amounts allocable to
 identifiable assets                    31,917    31,844    31,962     31,851
Depreciation and other amortization     32,597    36,382    43,605     50,232
Impairment charge                           --        --        --    197,000
Gains on refranchising and other,
 net                                    (3,174)   (5,115)   (4,055)    (9,698)
                                      --------  --------  --------  ---------
Total costs and expenses               415,089   422,625   430,295    605,626
                                      --------  --------  --------  ---------
Operating income (loss)               $(30,811) $(16,610) $(18,468) $(217,700)
                                      ========  ========  ========  =========
Income (loss) before extraordinary
 items                                $(61,680) $(41,206) $(45,215) $(233,803)
Net income (loss)                      (61,680)  (41,206)  (45,215)  (233,803)
Basic net income (loss) per share
 before extraordinary items              (1.54)    (1.03)    (1.13)     (5.84)
Diluted net income (loss) per share
 before extraordinary items              (1.54)    (1.03)    (1.13)     (5.84)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANTICA RESTAURANT GROUP, INC.

                                        /s/ RHONDA J. PARISH
                                      By: _____________________________________
                                        Rhonda J. Parish
                                        (Executive Vice President,
                                        General Counsel and Secretary)
                                        Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ JAMES B. ADAMSON          Director, Chairman,          March 28, 2000
______________________________________  President, and Chief
          (James B. Adamson)            Executive Officer
                                        (Principal Executive
                                        Officer)

       /s/ RONALD B. HUTCHISON         Executive Vice President     March 28, 2000
______________________________________  and Chief Financial
        (Ronald B. Hutchison)           Officer (Principal
                                        Financial and Accounting
                                        Officer)

        /s/ RONALD E. BLAYLOCK         Director                     March 28, 2000
______________________________________
         (Ronald E. Blaylock)

         /s/ VERA KING FARRIS          Director                     March 28, 2000
______________________________________
          (Vera King Farris)

         /s/ JAMES J. GAFFNEY          Director                     March 28, 2000
______________________________________
          (James J. Gaffney)

          /s/ IRWIN N. GOLD            Director                     March 28, 2000
______________________________________
           (Irwin N. Gold)

         /s/ ROBERT E. MARKS           Director                     March 28, 2000
______________________________________
          (Robert E. Marks)

         /s/ CHARLES F. MORAN          Director                     March 28, 2000
______________________________________
          (Charles F. Moran)

       /s/ ELIZABETH A. SANDERS        Director                     March 28, 2000
______________________________________
        (Elizabeth A. Sanders)

        /s/ DONALD R. SHEPHERD         Director                     March 28, 2000
______________________________________
         (Donald R. Shepherd)