Form 10-Q
period 2000-03-29
ADVANTICA RESTAURANT GROUP INC
filed 2000-05-12
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________

Commission file number    0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-3487402
--------------------------------               ---------------------------------
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

                            Yes [X]            No [ ]

As of May 12, 2000, 40,078,543 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc
Statements of Consolidated Operations
(Unaudited)



                                                                    Quarter             Quarter
                                                                     Ended               Ended
                                                                 March 29, 2000      March 31, 1999
                                                                 --------------      --------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                        $ 360,280           $ 369,038
   Franchise and licensing revenue                                    18,094              15,240
                                                                   ---------           ---------
      Total operating revenue                                        378,374             384,278
                                                                   ---------           ---------
Cost of company restaurant sales:
   Product costs                                                      94,830              99,253
   Payroll and benefits                                              146,183             148,653
   Occupancy                                                          22,152              21,267
   Other operating expenses                                           50,061              51,479
                                                                   ---------           ---------
      Total costs of company restaurant sales                        313,226             320,652
Franchise restaurant costs                                             8,065               7,465
General and administrative expenses                                   23,956              25,632
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                   15,491              31,917
Depreciation and other amortization                                   34,015              32,597
Restructuring and impairment charges                                   7,248                  --
Gains on refranchising and other, net                                 (4,678)             (3,174)
                                                                   ---------           ---------
      Total operating costs and expenses                             397,323             415,089
                                                                   ---------           ---------
Operating loss                                                       (18,949)            (30,811)
                                                                   ---------           ---------
Other expenses:
   Interest expense, net                                              27,823              26,402
   Other nonoperating (income) expenses, net                            (739)              1,155
                                                                   ---------           ---------
      Total other expenses, net                                       27,084              27,557
                                                                   ---------           ---------
Loss before taxes                                                    (46,033)            (58,368)
Provision for (benefit from) income taxes                                442                (340)
                                                                   ---------           ---------
Loss from continuing operations                                      (46,475)            (58,028)
Discontinued operations:
  Loss from operations of discontinued operations, net of
      applicable income tax benefit of: 1999 -- $0                        --              (3,652)
                                                                   ---------           ---------
Net loss applicable to common shareholders                         $ (46,475)          $ (61,680)
                                                                   =========           =========


                             See accompanying notes

Advantica Restaurant Group, Inc
Statements of Consolidated Operations
(Unaudited)


                                                                        Quarter          Quarter
                                                                         Ended            Ended
                                                                    March 29,2000    March 31, 1999
                                                                    -------------    --------------
(In thousands, except per share amounts)
Per share amounts applicable to common shareholders:
Basic earnings per share:
   Loss from continuing operations                                   $    (1.16)       $    (1.45)
   Loss from discontinued operations, net                                    --             (0.09)
                                                                     ----------        ----------
   Net loss                                                          $    (1.16)       $    (1.54)
                                                                     ==========        ==========
   Average outstanding shares                                            40,063            40,020
                                                                     ==========        ==========

Diluted earnings per share:
   Loss from continuing operations                                   $    (1.16)       $    (1.45)
   Loss from discontinued operations, net                                    --             (0.09)
                                                                     ----------        ----------
   Net loss                                                          $    (1.16)       $    (1.54)
                                                                     ==========        ==========
   Average outstanding shares and equivalent common shares,              40,063            40,020
       unless antidilutive                                           ==========        ==========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)


                                                                        March 29, 2000       December 29, 1999
                                                                        --------------       -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                             $    68,973           $   174,226
   Investments                                                                 2,705                17,084
   Receivables, less allowance for doubtful accounts of:
      2000 --$3,335; 1999 -- $3,601                                           22,035                21,711
   Inventories                                                                14,635                14,948
   Other                                                                      12,840                12,647
   Restricted investments securing in-substance defeased debt                158,710               158,710
                                                                         -----------           -----------
                                                                             279,898               399,326
                                                                         -----------           -----------

Property                                                                     838,878               832,207
Less accumulated depreciation                                                235,263               209,602
                                                                         -----------           -----------
                                                                             603,615               622,605
                                                                         -----------           -----------
Other Assets:
   Reorganization value in excess of amounts allocable to
      identifiable assets, net of accumulated amortization of:
      2000 -- $253,842; 1999 -- $238,566                                     167,233               182,722
   Goodwill, net of accumulated amortization of:
      2000 -- $1,283; 1999 -- $1,075                                          19,655                16,758
   Other intangible assets, net of accumulated amortization of:
      2000 -- $15,819; 1999 -- $20,641                                       165,757               170,919
   Deferred financing costs, net                                              17,861                19,946
   Other                                                                      51,849                55,823
                                                                         -----------           -----------
Total Assets                                                             $ 1,305,868           $ 1,468,099
                                                                         ===========           ===========
Liabilities
Current Liabilities:

   Current maturities of notes and debentures                                107,504           $   164,811
   Current maturities of capital lease obligations                            15,165                15,384
   Current maturities of in-substance defeased debt                          156,826               158,731
   Accounts payable                                                           70,004                93,368
   Accrued salaries and vacations                                             40,254                40,524
   Accrued insurance                                                          22,949                23,412
   Accrued taxes                                                              17,082                19,307
   Accrued interest                                                           25,059                43,465
   Other                                                                      69,494                74,408
                                                                         -----------           -----------
                                                                             524,337               633,410
                                                                         -----------           -----------
Long-Term Liabilities:
   Notes and debentures, less current maturities                             751,975               753,047
   Capital lease obligations, less current maturities                         66,568                69,481
   Deferred income taxes                                                          --                    --
   Liability for insurance claims                                             35,227                34,525
   Other noncurrent liabilities and deferred credits                         119,990               123,476
                                                                         -----------           -----------
                                                                             973,760               980,529
                                                                         -----------           -----------
Total Liabilities                                                          1,498,097             1,613,939
                                                                         -----------           -----------
Shareholders' Deficit                                                       (192,229)             (145,840)
                                                                         -----------           -----------
Total Liabilities and Shareholders' Deficit                              $ 1,305,868           $ 1,468,099
                                                                         ===========           ===========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)

                                                                       Quarter            Quarter
                                                                        Ended              Ended
                                                                    March 29, 2000     March 31, 1999
                                                                    --------------     --------------
(In thousands)
Cash Flows from Operating Activities:
Net (loss) income                                                     $(46,475)          $(61,680)
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                          15,491             31,917
   Depreciation and other amortization                                  34,015             32,597
   Restructuring and impairment charges                                  7,248                 --
   Amortization of deferred gains                                       (3,364)            (2,637)
   Amortization of deferred financing costs                              1,834              1,876
   Deferred income tax benefit                                              --               (750)
   Gains on refranchising and other, net                                (4,678)            (3,174)
   Equity in (income) loss from discontinued operations, net                --              3,652
   Amortization of debt premium                                         (3,765)            (3,662)
   Other                                                                  (173)               (48)
Changes in Assets and Liabilities Net of Effects of
   Acquisition and Dispositions:
   Decrease (increase) in assets:
     Receivables                                                         1,990               (438)
     Inventories                                                           197                308
     Other current assets                                               (1,300)              (534)
     Other assets                                                         (676)              (837)
   Increase (decrease) in liabilities:
     Accounts payable                                                   (1,098)            (5,039)
     Accrued salaries and vacations                                       (270)            (6,907)
     Accrued taxes                                                      (2,246)            (2,103)
     Other accrued liabilities                                         (26,215)           (21,898)
     Other noncurrent liabilities and deferred credits                  (1,058)               139
                                                                      --------           --------
Net cash flows (used in) from operating activities                     (30,543)           (39,218)
                                                                      --------           --------

Cash Flows from Investing Activities:
   Purchase of property                                                (10,336)           (11,309)
   Acquisition of restaurant units                                      (3,422)           (10,853)
   Proceeds from disposition of property                                 4,098              3,016
  (Advances to) receipts from discontinued operations, net                  --             (1,339)
   Purchase of investments                                                  --            (22,933)
   Proceeds from sale and maturity of investments                       14,379             26,628
                                                                      --------           --------
Net cash flows (used in) provided by investing activities                4,719            (16,790)
                                                                      --------           --------




                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)



                                                                       Quarter            Quarter
                                                                        Ended              Ended
                                                                    March 29, 2000     March 31, 1999
                                                                    --------------     --------------
(In thousands)
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                             $   5,000           $   7,200
   Long-term debt payments                                              (64,527)            (26,117)
   Debt transaction costs                                                  (506)               (350)
   Bank overdrafts                                                      (19,396)              1,116
                                                                      ---------           ---------
Net cash flows used in financing activities                             (79,429)            (18,151)
                                                                      ---------           ---------

Increase (decrease) in cash and cash equivalents                       (105,253)            (74,159)
Cash and Cash Equivalents at:
   Beginning of period                                                  174,226             164,024
                                                                      ---------           ---------
   End of period                                                      $  68,973           $  89,865
                                                                      =========           =========


                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2000
(UNAUDITED)

Note 1.  General

Advantica Restaurant Group, Inc. ("Advantica" or, together with its subsidiaries including predecessors, the "Company"), through its wholly owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. ("FRD") (and their respective subsidiaries), owns and operates the Denny's, Coco's and Carrows restaurant brands. On December 29, 1999, the Company consummated the sale of its wholly owned subsidiary, El Pollo Loco, Inc. ("EPL"). The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the quarter ended March 31, 1999 to reflect EPL as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30").

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 29, 1999 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 1999 Annual Report on Form 10-K. The results of operations for the quarter ended March 29, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 27, 2000.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  Debt

On or prior to July 12, 2000, the Company is required to repay or refinance the $160 million mortgage notes secured by a pool of cross-collateralized mortgages on the land, buildings, equipment and improvements of 239 Denny's restaurant properties (the "Denny's Mortgage Notes"). During the first quarter of 2000, the Company repurchased $60 million aggregate principal of the Denny's Mortgage Notes. The Company intends, through a combination of cash and short-term investments on hand and available debt capacity, to repay the remaining $100 million balance of the Denny's Mortgage Notes on or before the scheduled maturity.

Advantica's $200 million senior secured revolving credit facility due 2003 (as amended to date, the "Credit Facility"), was subject to early termination on March 31, 2000 if (a) the Company had not refinanced the Denny's Mortgage Notes on terms acceptable to the lenders and (b) either (1) the Company had not deposited funds with The Chase Manhattan Bank ("Chase") equal to at least the face amount of the Denny's Mortgage Notes outstanding on that date (which deposit balance shall be maintained until the Denny's Mortgage Notes are redeemed or repaid in full) or (2) the aggregate principal amount of outstanding loans and letters of credit under the Credit Facility exceeded $150 million on or before March 31, 2000. On March 31, 2000 (subsequent to the end of the quarter), the Company deposited the required $100 million balance with Chase through the use of a combination of cash and available debt capacity, and thereby has maintained the Credit Facility in effect and available to the Company.

Note 3.  Restructuring and Impairment

In late 1999, the Company's management and Board began an extensive review of the Company's operations and structure. Based on its review, in February 2000 the Company announced that its strategic direction would focus primarily on its Denny's brand. At that time, management began the implementation of a restructuring plan focused primarily on (1) streamlining its overhead structure by merging corporate administrative functions with the Denny's organization and
(2) becoming a more franchised-based operation by refranchising a significant number of its Denny's units over the next several years.

The implementation of the restructuring plan during the first quarter of 2000 involved a reduction of personnel related to the corporate reorganization and the identification of units for closure. Fifty employees in the Company's corporate offices were terminated as a result of the plan. Additionally, an impairment charge was recorded for certain acquired software costs and capitalized construction costs which became obsolete as a result of the cancellation of projects identified through the review.

Charges attributable to the restructuring plan for the quarter ended March 29, 2000 are comprised of the following:

Restructuring:
Severance and outplacement costs                       $  3,713
Operating lease liabilities for closed stores               909
                                                       --------
                                                          4,622
                                                       --------
Impairment:
Acquired software costs                                   1,896
Capitalized construction costs                              730
                                                       --------
                                                          2,626
                                                       --------
                                                       $  7,248
                                                       ========

Approximately $5.1 million of the restructuring and impairment charges represent cash charges of which approximately $1.8 million was paid through March 29, 2000.

Note 4.  Comprehensive Income (Loss)

The Company's comprehensive income (loss) for the periods indicated is as follows:

                                                 Quarter            Quarter
                                                  Ended              Ended
                                              March 29, 2000     March 31, 1999
                                              --------------     --------------
(In thousands)
Net loss                                        $(46,475)          $(61,680)
Other comprehensive income:
  Foreign currency translation adjustment              5                 (9)
                                                --------           --------
Comprehensive income (loss)                     $(46,470)          $(61,689)
                                                ========           ========

Note 5.  Earnings Per Share Applicable to Common Shareholders

The following table sets forth the computation of basic and diluted loss per share:

                                                                      Quarter            Quarter
                                                                       Ended              Ended
                                                                   March 29, 2000     March 31, 1999
                                                                   --------------     --------------
(In thousands, except per share amounts)
Numerator:
   Numerator for basic (loss) earnings per share --
     (loss) income from continuing operations
     available to common shareholders                                 $ (46,475)         $ (58,028)
     Effect of dilutive securities                                          ---                ---
                                                                      ---------          ---------
   Numerator for diluted (loss) earnings per share --
     (loss) income from continuing operations
     available to common shareholders                                 $ (46,475)         $ (58,028)
                                                                      =========          =========
Denominator:
   Denominator for basic earnings per share --
     weighted average shares                                             40,063             40,020
   Dilutive potential common shares                                          --                 --
                                                                      ---------          ---------
   Denominator for diluted (loss) earnings per
     share                                                               40,063             40,020
                                                                      =========          =========
Basic (loss) earnings per share from
     continuing operations                                            $   (1.16)         $   (1.45)
                                                                      =========          =========
Diluted (loss) earnings per share from                                $   (1.16)         $   (1.45)
     continuing operations                                            =========          =========


The calculations of basic and diluted loss per share have been based on the weighted average number of Advantica shares outstanding. Because of the loss from continuing operations for the quarters ended March 29, 2000 and March 31, 1999, warrants and options of the Company have been omitted from the calculation of weighted average dilutive shares.

Note 6.  Segment Information

The Company operates three restaurant concepts -- Denny's, Coco's and Carrows -- and each concept is considered a reportable segment. The "Corporate and other" segment consists primarily of corporate operations.

Advantica evaluates performance based on several factors, of which the primary financial measure is business segment operating income before interest, taxes, depreciation, amortization and charges for restructuring and impairment ("EBITDA as defined"). EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

                                                    Quarter          Quarter
                                                     Ended            Ended
                                                 March 29, 2000    March 31,1999
                                                 --------------    -------------
(In millions)
REVENUE
Denny's                                            $  282.9          $  288.5
Coco's                                                 55.6              54.8
Carrows                                                39.1              40.2
Corporate and other                                     0.8               0.8
                                                   --------          --------
Total consolidated revenue                         $  378.4          $  384.3
                                                   ========          ========

EBITDA AS DEFINED
Denny's                                            $   37.4          $   35.6
Coco's                                                  5.5               5.5
Carrows                                                 3.4               2.5
Corporate and other                                    (8.5)             (9.9)
                                                   --------          --------
   Total consolidated EBITDA as defined                37.8              33.7
Depreciation and amortization expense                 (49.5)            (64.5)
Restructuring and impairment charges                   (7.2)               --
Other expenses:
   Interest expense, net                              (27.8)            (26.4)
   Other, net                                           0.7              (1.2)
                                                   --------          --------
Consolidated loss from continuing operations       $  (46.0)         $  (58.4)
   before income taxes                             ========          ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of March 29, 2000 and the results of operations for the quarter ended March 29, 2000 as compared to the quarter ended March 31, 1999. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica and its subsidiaries, and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Result of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 29, 1999 and in Exhibit 99.1 thereto.

RESULTS OF OPERATIONS

Quarter Ended March 29, 2000 Compared to Quarter Ended March 31, 1999
---------------------------------------------------------------------

The Company's CONSOLIDATED REVENUE for the first quarter of 2000 decreased $5.9 million (1.5%) compared to the first quarter of 1999. Denny's, Coco's and Carrows all experienced same-store sales increases for the quarter; however, Company restaurant sales decreased $8.8 million primarily due to an 81-unit decrease in Company-owned restaurants, consistent with the Company's strategy to reduce its portfolio of Company-owned Denny's restaurants through refranchising. Franchise and licensing revenue increased $2.9 million, primarily attributable to a net 105-unit increase in franchised and licensed units.

CONSOLIDATED OPERATING EXPENSES decreased $17.8 million (4.3%) compared to the prior year quarter. Excluding the impact of a $16.4 million decrease in amortization of excess reorganization value, $7.2 million of restructuring and impairment charges in the current year quarter and a $1.5 million increase in refranchising gains, operating expenses decreased $7.1 million. The majority of this decrease represents a reduction in the costs of Company restaurant sales driven by the decrease in the number of Company-owned restaurants. As a percentage of Company restaurant sales, lower food costs, primarily reflecting the effect of a higher guest check average, were offset by slightly higher payroll and occupancy costs. Increased franchise restaurant costs were driven by the increase in the number of franchised units; nevertheless, franchise margins increased due to strong revenue growth. General and administrative expenses benefited from reduced corporate overhead costs. Additionally, depreciation and other amortization increased from the net addition of assets throughout 1999 related to the Denny's Diner reimage program. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

During the first quarter of 2000, the Company announced a restructuring plan as a result of an extensive review of the Company's operations and structure completed in early 2000. The plan's implementation during the first quarter involved a reduction of personnel related to the corporate reorganization and the identification of units for closure. Consequently, the Company recorded approximately $3.7 million of severance and outplacement costs and $0.9 million of operating lease liabilities for closed stores as a result of the plan. Additionally, a $2.6 million impairment charge was recorded related to certain acquired software and capitalized construction costs which became obsolete as a result of the cancellation of projects identified as part of the plan.

The Company's consolidated EBITDA AS DEFINED increased $4.1 million (12.2%) compared to the prior year quarter. This increase is a result of the factors noted in the preceding paragraphs, excluding the restructuring and impairment charges and the change in depreciation and amortization expense.

CONSOLIDATED OPERATING LOSS decreased $11.9 million compared to the 1999 comparable quarter as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $27.8 million for the first quarter of 2000, an increase of $1.4 million compared to the prior year quarter. Excluding the effect of $1.9 million of interest expense allocated to discontinued operations in the prior year quarter, interest expense, net, decreased $0.5 million. This decrease in interest expense, net, resulted primarily from reduced debt balances due to the repurchase in April 1999 of $20 million of Advantica's 11 1/4 % Senior Notes due 2008 and to the repurchase of $60 million of Denny's Mortgage Notes in the first quarter of 2000, offset by a decrease in interest income as a result of lower cash and investment balances.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended March 29, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The

Company recorded an income tax provision reflecting an approximate rate of 1.0% for the quarter ended March 29, 2000 compared to an income tax benefit reflecting an approximate rate of (0.6)% for the quarter ended March 31, 1999.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the quarter ended March 31, 1999 to reflect EPL as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating loss of the discontinued operations for the quarter ended March 31, 1999 were $32.4 million and $3.7 million, respectively.

NET LOSS was $46.5 million for first quarter of 2000 compared to a net loss of $61.7 million for the first quarter of 1999, primarily as a result of the factors discussed above.

Restaurant Operations:
----------------------

The table below summarizes restaurant unit activity for the quarter ended March 29, 2000.


                                Ending          Units             Net            Units            Ending          Ending
                                 Units         Opened/           Units           Sold/             Units           Units
                               12/29/99       Acquired        Refranchised      Closed            3/29/00         3/31/99
                               --------       --------        ------------      ------            -------         -------
Denny's
   Company-owned units             835               1             (10)              (4)             822             894
   Franchised units                930              11              10              (13)             938             840
   Licensed units                   19              --              --               (1)              18              18
                                ------          ------          ------           ------           ------          ------
                                 1,784              12              --              (18)           1,778           1,752

Coco's
   Company-owned units             148              --              --               (2)             146             150
   Franchised units                 34               1              --               (1)              34              33
   Licensed units                  303              --              --               (1)             302             298
                                ------          ------          ------           ------           ------          ------
                                   485               1              --               (4)             482             481

Carrows
   Company-owned units             117              --              --               --              117             122
   Franchised units                 28              --              --               --               28              26
                                ------          ------          ------           ------           ------          ------
                                   145              --              --               --              145             148
                                ------          ------          ------           ------           ------          ------
                                 2,414              13              --              (22)           2,405           2,381
                                ======          ======          ======           ======           ======          ======

Denny's
-------

                                                                     Quarter Ended
                                                            --------------------------------              %
                                                            March 29, 2000    March 31, 1999     Increase/(Decrease)
                                                            --------------    --------------     -------------------
($ in millions, except average unit data)
U.S. systemwide sales                                         $   517.5         $   491.2                5.4
                                                              =========         =========

Net company sales                                             $   266.8         $   275.3               (3.1)
Franchise and licensing revenue                                    16.1              13.2               22.0
                                                              ---------         ---------
   Total revenue                                                  282.9             288.5               (1.9)
                                                              ---------         ---------
Operating expenses:
   Amortization of reorganization value in excess of
    amounts allocable to identifiable assets                       10.6              20.2              (47.5)
   Other                                                          273.9             275.1               (0.4)
                                                              ---------         ---------
   Total operating expenses                                       284.5             295.3               (3.7)
                                                              ---------         ---------
Operating loss                                                $    (1.6)        $    (6.8)             (76.5)
                                                              =========         =========

EBITDA as defined                                             $    37.4         $    35.6                5.1

Average unit sales:
   Company-owned                                                323,000           313,800                2.9
   Franchise                                                    276,500           264,200                4.7

Same-store sales increase (Company-owned)                          2.0%              3.6%


Denny's NET COMPANY SALES for the first quarter of 2000 decreased $8.5 million (3.1%) compared to the first quarter of 1999. The decrease results primarily from the impact of fewer Company-owned restaurants, which reflects the Company's strategy to reduce its portfolio of Company-owned restaurants. This decrease was offset by an increase in same-store sales which was driven primarily by a higher guest check average. The average guest check increased as a result of menu mix gains from the successful promotion of higher-priced menu items and from price increases implemented in 1999. FRANCHISE AND LICENSING REVENUE increased $2.9 million (22.0%), primarily attributable to the increase of franchised units over the prior year quarter.

Denny's OPERATING EXPENSES decreased $10.8 million (3.7%) compared to the prior year quarter. Excluding the impact of a $9.6 million decrease in amortization of excess reorganization value, $4.0 million of restructuring and impairment charges in the current year quarter, and a $1.5 million increase in refranchising gains, operating expenses decreased $3.7 million. This cost decrease is primarily driven by the decrease in the number of Company-owned restaurants. As a percentage of Company restaurant sales, lower food costs, primarily reflecting the effect of a higher guest check average, partially offset slightly higher payroll and occupancy costs. The decrease in operating expenses was offset by increases in franchise restaurant costs and depreciation and amortization expense. Increased franchise restaurant costs resulted from the increase in the number of franchised units. Additionally, depreciation and other amortization increased from the net addition of assets throughout 1999 related to the Denny's Diner reimage program. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED increased $1.8 million (5.1%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the restructuring and impairment charges and the change in depreciation and amortization expense.

Denny's OPERATING LOSS decreased $5.2 million compared to the prior year quarter as a result of the factors noted above.

Coco's
------

                                                                     Quarter Ended
                                                            --------------------------------              %
                                                            March 29, 2000    March 31, 1999     Increase/(Decrease)
                                                            --------------    --------------     -------------------

U.S. systemwide sales                                         $   65.8          $   63.5                3.6
                                                              ========          ========

Net company sales                                             $   54.2          $   53.4                1.5
Franchise and licensing revenue                                    1.4               1.4                ---
                                                              --------          --------
   Total revenue                                                  55.6              54.8                1.5
                                                              --------          --------
Operating expenses:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                     2.5               5.3              (52.8)
   Other                                                          54.3              54.0                0.6
                                                              --------          --------
   Total operating expenses                                       56.8              59.3               (4.2)
                                                              --------          --------
Operating loss                                                $   (1.2)         $   (4.5)             (73.3)
                                                              ========          ========

EBITDA as defined                                             $    5.5          $    5.5                ---

Average unit sales:
   Company-owned                                               374,100           358,000                4.5
   Franchised                                                  338,700           311,400                8.8

Same-store sales increase (decrease) (Company-owned)              3.3%            (7.8)%


Coco's NET COMPANY SALES for the first quarter of 2000 increased $0.8 million (1.5%) compared to the prior year quarter. The increase is the result of a 3.3% increase in same-store sales partially offset by a decrease in the number of Company- owned units. FRANCHISE AND LICENSING REVENUE remained flat compared to the prior year quarter.

Coco's OPERATING EXPENSES decreased $2.5 million (4.2%) compared to the prior year quarter. Excluding the impact of a $2.8 million decrease in amortization of excess reorganization value and a $0.6 million decrease in depreciation and other amortization, operating expenses increased $0.9 million over the prior year quarter. This increase primarily reflects an increase in occupancy and general and administrative costs. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED was unchanged from the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and amortization expense.

Coco's OPERATING LOSS decreased $3.3 million compared to the prior year quarter as a result of the factors noted above.

Carrows
-------

                                                                     Quarter Ended
                                                            --------------------------------              %
                                                            March 29, 2000    March 31, 1999     Increase/(Decrease)
                                                            --------------    --------------     -------------------
U.S. systemwide sales                                         $   45.9          $   46.4                (1.1)
                                                              ========          ========

Net company sales                                             $   38.5          $   39.6                (2.8)
Franchise revenue                                                  0.6               0.6                 ---
                                                              --------          --------
   Total revenue                                                  39.1              40.2                (2.7)
                                                              --------          --------
Operating expenses:
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                      2.2               4.5               (51.1)
   Other                                                          38.5              41.1                (6.3)
                                                              --------          --------
   Total operating expenses                                       40.7              45.6               (10.7)
                                                              --------          --------
Operating loss                                                $   (1.6)         $   (5.4)              (70.4)
                                                              ========          ========

EBITDA as defined                                             $    3.4          $    2.5                36.0

Average unit sales:
Company-owned                                                  327,300           327,200                 ---
Franchise                                                      263,300           263,400                 ---

Same-store sales increase (decrease) (Company-owned)              0.2%            (3.6)%


Carrows' NET COMPANY SALES for the first quarter of 2000 decreased $1.1 million (2.8%) compared to the prior year quarter. The decrease reflects the impact of fewer Company-owned units over the prior year quarter, partially offset by a 0.2% increase in same-store sales over the prior year quarter. FRANCHISE REVENUE remained flat over the prior year quarter.

Carrows' OPERATING EXPENSES decreased $4.9 million (10.7%) compared to the prior year quarter. Excluding the impact of a $2.3 million decrease in amortization of excess reorganization value and a $0.7 million decrease in depreciation and other amortization, operating expenses decreased $1.9 million over the prior year quarter. This decrease primarily reflects the impact of fewer Company-owned units and effective cost management. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

EBITDA AS DEFINED increased $0.9 million (36.0%) compared to the prior year quarter as a result of the factors noted in the preceding paragraphs, excluding the decrease in depreciation and amortization expense.

Carrows' OPERATING LOSS decreased $3.8 million compared to the prior year quarter as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

On or prior to July 12, 2000, the Company is required to repay or refinance the $160 million Denny's Mortgage Notes. During the first quarter of 2000, the Company repurchased $60 million aggregate principal of the Denny's Mortgage Notes. The Company intends, through a combination of cash and short-term investments on hand and available debt capacity, to repay the remaining $100 million balance of the Denny's Mortgage Notes on or before the scheduled maturity.

Advantica's Credit Facility was subject to early termination on March 31, 2000 if (a) the Company had not refinanced the Denny's Mortgage Notes on terms acceptable to the lenders and (b) either (1) the Company had not deposited funds with Chase equal to at least the face amount of the Denny's Mortgage Notes outstanding on that date (which deposit balance shall be maintained until the Denny's Mortgage Notes are redeemed or repaid in full) or (2) the aggregate principal amount of outstanding loans and letters of credit under the Credit Facility exceeded $150 million on or before March 31, 2000. On March 31, 2000 (subsequent to the end of the quarter), the Company deposited the required $100 million balance with Chase through the use of a combination of cash and available debt capacity, and thereby has maintained the Credit Facility in effect and available to the Company. At March 29, 2000, Advantica had no outstanding working capital advances against the Credit Facility; however, letters of credit outstanding were $50.7 million.

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new credit agreement (the "New FRD Credit Facility") to replace a prior facility scheduled to mature in August 1999. The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003. Such facility is unavailable to Advantica and its other subsidiaries. At March 29, 2000, FRD and its subsidiaries had $30.0 million outstanding term loan borrowings, $5.0 million working capital borrowings and letters of credit outstanding of $11.1 million.

As of March 29, 2000 and December 29, 1999, the Company had working capital deficits of $244.4 million and $234.1 million, respectively. The increase in the deficit is attributable primarily to the purchase of assets and restaurant units during the first quarter of 2000. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at March 29, 2000 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 29, 1999.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       The following are included as exhibits to this report:

EXHIBIT
  NO.    DESCRIPTION
-------  -----------

10.1 Addendum Agreement, dated April 7, 2000, between Advantica and James B. Adamson.

10.2 Form of Agreement, dated February 9, 2000, providing certain retention incentives and severance benefits for Company management.

27       Financial Data Schedule.

----------------------------

b. No reports on Form 8-K were filed during the first quarter ended March 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADVANTICA RESTAURANT GROUP, INC.




Date: May 12, 2000                      By:     /s/ Rhonda J. Parish
                                            ------------------------------------
                                            Rhonda J. Parish
                                            Executive Vice President,
                                            General Counsel and Secretary


Date: May 12, 2000                      By:     /s/ Ronald B. Hutchison
                                            ------------------------------------
                                            Ronald B. Hutchison
                                            Executive Vice President and
                                            Chief Financial Officer