Form 10-K405/A
period 1999-12-29
ADVANTICA RESTAURANT GROUP INC
filed 2000-06-26
CIK 852772

FORM 10-K/A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

--------------------------------------------------------------------------------

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-3487402
---------------------------------                   -------------------
  (State or other jurisdiction                       (I.R.S. employer
of incorporation or organization)                   identification no.)

                              203 EAST MAIN STREET
                     SPARTANBURG, SOUTH CAROLINA 39319-9966
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (864) 597-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-K of the above-referenced registrant is being filed pursuant to Rule 15d-21 of the Commission solely to furnish the financial statements required by Form 11-K with respect to the Advantica 401(k) Plan.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1999 on Form 10-K as set forth in the pages attached hereto:

     Part II, Item 8.    Financial Statements and Supplemental Data.

     Part IV, Item 14.   Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Advantica Restaurant Group, Inc.



 Dated:  June 26, 2000             By:     /s/Rhonda J. Parish
                                        ----------------------------------------
                                        Rhonda J. Parish
                                        Executive Vice President, General
                                        Counsel and Secretary

     Part II, Item 8. Financial Statements and Supplemental Data of the Annual Report for 1999 on Form 10-K is hereby amended to include the following:

                              FINANCIAL STATEMENTS

                                       OF

                                   FORM 11-K

                          Filed pursuant to Rule 15d-21
                     promulgated under Section 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

Full title of the plans and the address of the plans, if different from that of the issuer named below:

     1.   ADVANTICA SALARIED 401(K) PLAN

     2.   ADVANTICA HOURLY/HCE 401(K)PLAN

Name of the issuer of the securities held pursuant to the plans and the address of its principal executive offices:

               ADVANTICA RESTAURANT GROUP, INC.
               203 EAST MAIN STREET
               SPARTANBURG, SOUTH CAROLINA 29319-9966


     Part IV, Item 14(a)(1) of the Annual Report on Form 10-K for the period ended December 29, 1999 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:

     1. Advantica Salaried 401(k) Plan (formerly the Advantica 401(k) Plan) Financial Statements at December 31, 1998 and 1998 and for Each of the Three Years in the Period Ended December 31, 1999 and Independent Auditors' Report.

     2. Advantica Hourly/HCE 401(k) Plan Financial Statements for the Year Ended December 31, 1999 and Independent Auditors' Report.

     Part IV, Item 14(a)(3) and the Exhibit Index of the Annual Report on Form 10-K for the period ended December 29, 1999 are amended to insert the following exhibit required by Form 11-K in appropriate numerical order, a copy of which is filed herewith.

        Exhibit No.     Description
        -----------     -----------

            23.1 Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K.

ADVANTICA SALARIED 401(K)
PLAN (FORMERLY THE ADVANTICA 401(K) PLAN)

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS
December 31, 1999 and 1998 and for Each of the Three
Years in the Period Ended December 31, 1999

ADVANTICA SALARIED 401(K) PLAN

TABLE OF CONTENTS

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                1

FINANCIAL STATEMENTS:
  Statements of Net Assets Available for Benefits as of
    December 31, 1999 and 1998                                              2
  Statements of Changes in Net Assets Available for Benefits for
    the Years Ended December 31, 1999, 1998 and 1997                        3
  Notes to Financial Statements                                            4-10


NOTE: Schedules required under the Employee Retirement Income Security Act of 1974 are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT

To the Administrative Committee
Advantica Salaried 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of the Advantica Salaried 401(k) Plan (formerly the Advantica 401(k) Plan) (the "Plan") as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1999 and 1998, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Greenville, South Carolina

June 9, 2000

ADVANTICA SALARIED 401(K) PLAN
(FORMERLY THE ADVANTICA 401(K) PLAN)


STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1999 AND 1998

                                                                  1999                     1998
ASSETS:
  Investments, at fair value (Notes 1, 2, 3 and 7)             $50,855,367              $97,052,683
                                                               -----------              -----------
  Receivables:
    Employer's contribution                                         35,663                  168,905
    Participants' contributions                                    108,964                  447,287
                                                               -----------              -----------
           Total receivables                                       144,627                  616,192
                                                               -----------              -----------

NET ASSETS AVAILABLE FOR BENEFITS                              $50,999,994              $97,668,875
                                                               ===========              ===========



See notes to financial statements.

ADVANTICA SALARIED 401(K) PLAN
(FORMERLY THE ADVANTICA 401(K) PLAN)

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                         1999            1998            1997
ADDITIONS:
  Investment income (Notes 1, 2, 3 and 7):
    Plan interest in Advantica 401(k) Plans Master
      Trust investment income                                       $ 6,528,511      $         0     $         0
    Net appreciation in fair value of investments                             0        3,320,061       3,238,618
    Interest and dividends                                                    0           68,547         111,908
                                                                    -----------      -----------     -----------
           Total investment income                                    6,528,511        3,388,608       3,350,526
                                                                    -----------      -----------     -----------
  Contributions:
    Employer's                                                          966,985          622,036         524,004
    Participants'                                                     2,919,194        2,181,076       2,514,255
                                                                    -----------      -----------     -----------
           Total contributions                                        3,886,179        2,803,112       3,038,259
                                                                    -----------      -----------     -----------
TOTAL ADDITIONS                                                      10,414,690        6,191,720       6,388,785
                                                                    -----------      -----------     -----------
DEDUCTIONS:
  Benefits paid to participants                                      10,264,085       15,432,911      10,999,480
  Administrative expenses                                               183,842          140,690         106,026
                                                                    -----------      -----------     -----------
TOTAL DEDUCTIONS                                                     10,447,927       15,573,601      11,105,506
                                                                    -----------      -----------     -----------
TRANSFERS (FROM) TO OTHER PLANS
  (Note 1)                                                          (46,635,644)      68,671,215               0
                                                                    -----------      -----------     -----------
NET (DECREASE) INCREASE                                             (46,668,881)      59,289,334      (4,716,721)

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of year                                                  97,668,875       38,379,541      43,096,262
                                                                    -----------      -----------     -----------
  End of year                                                       $50,999,994      $97,668,875     $38,379,541
                                                                    ===========      ===========     ===========

See notes to financial statements.

ADVANTICA SALARIED 401(K) PLAN
(FORMERLY THE ADVANTICA 401(K) PLAN)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.    DESCRIPTION OF THE PLAN

      The following description of the Advantica Salaried 401(k) Plan (the "Plan") provides only general information. Participants should refer to the plan document for a more complete description of the Plan's provisions.

      GENERAL - The Plan, formerly the Advantica 401(k) Plan, is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Any non-highly compensated salaried employee of Advantica Restaurant Group, Inc. ("Advantica"), Flagstar Systems, Inc. ("Spartan") and effective April 1, 1997, FRD Acquisition Co. ("FRD," a wholly owned subsidiary of Advantica), (collectively, the "Company") who has attained age 21 and has completed 6 months of service with the Company is eligible to participate in the Plan. The Advantica 401(k) Salaried Plan's plan committee and plan administrator control and manage the operation and administration of the Plan. American Express Trust Company ("American Express") serves as the Plan's trustee. Effective January 1, 1999, the Retirement Committee of Advantica Restaurant Group, Inc. approved an amendment to the Advantica 401(k) Plan. The amendment provided that the Advantica 401(k) Plan would consist of two separate plans under ERISA: the Advantica Hourly/HCE 401(k) Plan and the Advantica Salaried 401(k) Plan. The Advantica 401(k) Plan was restated and renamed the Advantica Salaried 401(k) Plan and assets in the amount of $46,635,644 for hourly and highly compensated participants were transferred to the Advantica Hourly/HCE Plan.

      On December 29, 1999, the Company completed the sale of the stock of El Pollo Loco, Inc. ("EPL"), a wholly owned subsidiary, to American Securities Capital Partners, L.P. Effective December 29, 1999, the date of the sale, EPL employees were no longer eligible to participate in the Plan. Additionally, EPL was no longer a participating employer; therefore, EPL's active employees as of the sale date were not permitted to make pre-tax deferral contributions under the Plan. In accordance with plan provisions, EPL employees would be given the right to elect a lump-sum distribution of their pre-tax account when they separated from service with EPL, or to postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of December 31, 1999, EPL employee participant account balances included in net assets available for benefits for the Plan totaled $587,025. Effective December 1, 1998, the Denny's 401(k) Plan was merged into the Plan. The terms and conditions of the Denny's 401(k) Plan and the Plan in effect separately prior to the merger, continued as such under the merged plan. The net assets of the Denny's 401(k) Plan totaling $68,671,215 were transferred into the Plan at the close of business December 1, 1998. Any United States employee of Denny's, Inc. and El Pollo Loco (together "Denny's") and their domestic subsidiaries who had attained age 21 and who had completed 12 months of service with Denny's was eligible to participate in the Plan.

      On June 10, 1998, the Company completed the sale of the stock of Quincy's Restaurants, Inc. ("Quincy's"), a wholly owned subsidiary of Spartan which operated Quincy's Family Steakhouse, to an entity outside of the Advantica controlled group. Effective June 10, 1998, the date of the sale, Quincy's employees were no longer eligible to participate in the Plan. Additionally, Quincy's was no longer a participating employer; therefore, Quincy's active employees as of the sale date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, Quincy's employees would be given the right to elect a lump-sum distribution of the pre-tax account when they separated from service with Quincy's, or to postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of June 10, 1998, Quincy's employee participant account balances included in the net assets available for benefits for the Plan totaled approximately $1.5 million. On April 1, 1998, the Company completed the sale of the stock of Flagstar Enterprises, Inc. ("FEI"), a wholly owned subsidiary of Spartan which operated the Company's Hardee's restaurants. Effective April 1, 1998, the date of the sale, FEI employees were no longer eligible to participate in the Plan. Additionally, FEI was no longer a participating employer; therefore, FEI's active employees as of the sale date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the plan provisions, FEI employees would be given the right to elect a lump-sum distribution of the pre-tax account when they separated from service with FEI, or to postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of April 1, 1998, FEI employee participant account balances included in the net assets available for benefits for the Plan totaled approximately $6.6 million. In connection with the sales of Quincy's and FEI, approximately 1,400 employees were terminated from participating in the Plan. The decrease in plan participation resulted in a partial termination of the Plan within the meaning of Internal Revenue Code Section 411(d)(3). Affected participants were fully vested in their accrued benefits under the Plan.

      Effective April 1, 1997, non-highly compensated, salaried employees of FRD who met eligibility requirements became eligible to participate in the Plan and were allowed to roll over other defined contribution plan amounts to the Plan.

      INTEREST IN MASTER TRUST - Effective January 1, 1999, the Plan's investments are in the Advantica 401(k) Plans Master Trust ("Master Trust") which was established for the investment of assets of the Advantica Salaried 401(k) Plan and the Advantica Hourly/HCE 401(k) Plan. Each participating plan has an undivided interest in the Master Trust. The assets of the Master Trust are held by American Express. Investment income relating to the Master Trust is allocated to the individual plans based upon average monthly balances invested by each plan. Administrative expenses relating to the Master Trust are allocated to the individual plans based on the amount invested by each plan on the date each expense is paid.

      CONTRIBUTIONS - Each year, participants may make pre-tax contributions of up to 10% of eligible compensation. After-tax contributions of up to 10% of each employee's eligible compensation may also be made; however, no after-tax contribution may be made by an employee in any month in which the employee made a pre-tax contribution. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans. The Company at its discretion may contribute an amount equal to 25% of each participating employee's after-tax contributions, up to 6% of such employee's compensation. Each individual sponsoring employer may make additional matching contributions in amounts which they determine. These Company contributions are made to the Plan monthly and are invested to mirror the employee's election.

      In 1999, the following employer contribution formulas were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica, Spartan, and FRD employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees. In 1998, the following employer matching contribution formulas were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica and Spartan employees; 25% of employee pre-tax contributions, up to 6% of compensation for FRD employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees.

      Contributions are subject to certain limitations.

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

      VESTING - All participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. For each employee whose initial date of employment is after December 31, 1998, the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon will be 100% vested after 5 years of continuous service unless the following terms provide for more accelerated vesting. For employees of FRD, a participant is 100% vested after five years of continuous service. For employees of Advantica and Spartan, participants are immediately vested in their contributions and employer contributions, plus actual earnings thereon. For employees of Denny's who were initially employed by Denny's subsequent to December 31, 1987 and prior to January 1, 1999, a participant is 100% vested after five years of continuous service. For employees of Denny's who were initially employed by Denny's prior to December 31, 1987, a participant vests according to the following schedule: less than one year, 0%; less than two years, 10%; less than 3 years, 20%; less than 4 years, 30%; less than 5 years, 40%; and five years or more, 100%.

      INVESTMENT OPTIONS - At December 31, 1999, participants could direct employee contributions in one percent increments in any of eight investment options. In April 2000, the trust agreement was amended to provide 58 investment options. Participants may change their investment options at any time via telephone.

      PARTICIPANT LOANS - Participants may borrow up to the lesser of 50% of the vested portion of their account balance, or the amount of $50,000 less the highest outstanding loan balance during the prior 12-month period. The minimum loan amount is $1,000, and each participant may have only one loan outstanding at any time. The plan documents indicate that a reasonable borrowing rate will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participant's salary. If an employee who has a loan outstanding terminates employment, no benefits will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 1999 have a range of interest rates from 6% to 9%.

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

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

      INVESTMENT VALUATION AND INCOME RECOGNITION - The plan interest in Advantica 401(k) Plans Master Trust is valued at estimated fair value. If available, quoted market prices are used to value the underlying investments. In instances wherein quoted market prices are not available, the fair value of investments is estimated primarily by independent investment brokerage firms and insurance companies. During 1998 and 1997, shares of mutual funds were valued at the quoted market prices, which represented the net asset value of shares held by the Plan at year end. Investments in collective trust funds and pooled funds were stated at estimated fair values, which were determined based on the unit values of the funds. Unit values were determined by dividing the fund's net assets at fair value by its units outstanding at each valuation date. The guaranteed investment contracts held by the Plan were fully benefit-responsive and were valued at contract value, which approximated fair value. Contract value represented the aggregate amount of accumulated contributions and investment income, less amounts used to make benefit payments and administrative expenses. Investments in money market funds and participant loans were valued at cost plus accrued interest, which approximated fair value. Purchases and sales of securities are recorded on a trade date basis. Dividends are recorded on the ex-dividend date.

      ADMINISTRATIVE EXPENSES - Administrative expenses of the Plan are paid by the Plan.

      PAYMENT OF BENEFITS - Benefits are recorded when paid.

      RECLASSIFICATIONS - The Plan has adopted Statement of Position 99-3, "Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters." As a result, the 1998 financial statements have been revised to eliminate the by-fund and unit value disclosures.

3.    MASTER TRUST

      The following table presents the fair value of the underlying investments of the Master Trust at December 31, 1999:

        Collective trust funds, at estimated fair value:
         American Express Trust Money Market Fund I                $  3,285,306
         American Express Trust Income Fund I                         4,414,964
         American Express Emerging Growth Fund II                     7,009,177
         American Express Trust Equity Index Fund II                 15,913,666
                                                                   ------------
            Total                                                    30,623,113
                                                                   ------------
        Mutual funds, at quoted market price:
         IDS New Dimensions Fund Y                                    1,628,533
         Lazard Small Capital Fund                                    7,069,326
         Neuberger & Berman Focus Trust Fund                          1,630,140
         Templeton Foreign Fund                                       7,022,888
                                                                   ------------
            Total                                                    17,350,887
                                                                   ------------

        Guaranteed investment contracts                              51,079,586
                                                                   ------------

        Advantica Restaurant Group, Inc., common stock at
         quoted market price                                            134,190
                                                                   ------------

        Loans to participants, at estimated fair value                  993,851
                                                                   ------------
        Total investments                                          $100,181,627
                                                                   ============


      At December 31, 1999, the Plan's interest in the net assets of the Master Trust was approximately 51%.

      Investment income for the Master Trust is as follows:

        Net appreciation in fair value of investments:
         Collective trust funds                                     $ 6,289,696
         Mutual funds                                                 3,037,798
         Common stock                                                  (208,633)
                                                                   ------------
                                                                      9,118,861
         Interest and dividend income                                 3,154,648
                                                                   ------------
                                                                    $12,273,509
                                                                   ============
4.    RELATED PARTY TRANSACTIONS

      Certain plan investments are shares of collective trust funds managed by American Express. American Express serves as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $80,000, $51,000 and $65,000, respectively.

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

6.    TAX STATUS

      The Plan obtained its latest determination letter on September 20, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended and restated since receiving the determination letter. However, the plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

7.    INVESTMENTS

      The following table represents the Plan's investments as of December 31, 1999 and 1998:



      Description                                                       1999                    1998
      Plan interest in Advantica 401(k) Plans Master Trust          $50,854,464             $         0
      Pooled funds, at estimated fair value:
        Advantica Stable Value Fund                                           0              53,111,715
        Aggressive Blend Fund                                                 0               5,443,996
        Moderate Blend Fund                                                   0              17,812,817
        Conservative Blend Fund                                               0               1,714,806
        Small Company Equity Fund                                             0               8,457,430
        Advantica Stock Fund                                                  0                 171,128
                                                                    -----------             -----------
            Total                                                    50,854,464              86,711,892
                                                                    -----------             -----------
      Mutual funds, at quoted market price - Templeton Foreign
        Fund                                                                  0                 816,824
                                                                    -----------             -----------
      Collective trust funds, at estimated fair value - American
        Express Trust Equity Index Fund II                                    0               8,933,534
                                                                    -----------             -----------

      Loans to participants, at estimated fair value                          0                 590,433
                                                                    -----------             -----------

      Total investments                                             $50,854,464             $97,052,683
                                                                    ===========             ===========


      During 1998 and 1997, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value as follows:

                                                 1998               1997

        Pooled funds                         $  773,783          $2,957,409
        Mutual funds                           (111,490)            (15,942)
        Collective trust funds                2,657,768             297,151
                                             ----------          ----------
                                             $3,320,061          $3,238,618
                                             ==========          ==========

      The following table presents the fair value of the underlying investments of the Plan at December 31, 1998:

        Collective trust funds, at estimated fair value:
         American Express Trust Money Market Fund I                 $ 1,579,513
         American Express Trust Income Fund I                         4,334,728
         American Express Emerging Growth Fund II                     6,381,208
         American Express Trust Equity Index Fund II                 12,436,781
                                                                    -----------
            Total                                                    24,732,230
                                                                    -----------

        Mutual funds, at quoted market price:
         IDS New Dimensions Fund Y                                    1,420,840
         Lazard Small Capital Fund                                    6,424,354
         Neuberger & Berman Focus Trust Fund                          1,421,898
         Templeton Foreign Fund                                       5,953,149
                                                                    -----------

          Total                                                      15,220,241
                                                                    -----------

        Guaranteed investment contracts                              56,349,003
                                                                    -----------

        Advantica Restaurant Group, Inc., common stock at
         quoted market price                                            160,776
                                                                    -----------

        Loans to participants, at estimated fair value                  590,433
                                                                    -----------
        Total investments                                           $97,052,683
                                                                    ===========


8.    SUBSEQUENT EVENTS

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

                                    ********

ADVANTICA HOURLY/HCE
401(K) PLAN

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS
Year Ended December 31, 1999

ADVANTICA HOURLY/HCE 401(K) PLAN

TABLE OF CONTENTS

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS:
 Statement of Net Assets Available for Benefits as of
  December 31, 1999                                                          2
 Statement of Changes in Net Assets Available for Benefits for
  the Year Ended December 31, 1999                                           3
 Notes to Financial Statements                                              4-7


NOTE: Schedules required under the Employee Retirement Income Security Act of 1974 are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT

To the Administrative Committee
Advantica Hourly/HCE 401(k) Plan:

We have audited the accompanying statement of net assets available for benefits of the Advantica Hourly/HCE 401(k) Plan (the "Plan") as of December 31, 1999, and the related statement of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1999, and the changes in net assets available for benefits for the year then ended in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Greenville, South Carolina

June 9, 2000

ADVANTICA HOURLY/HCE 401(K) PLAN


STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1999

ASSETS:
  Investments, at fair value - plan interest in Advantica 401(k) Plans
   Master Trust (Notes 1, 2 and 3)                                              $49,327,162

  Receivables:
    Employer's contribution                                                          35,331
    Participants' contributions                                                      99,172
                                                                                -----------
          Total receivables                                                         134,503
                                                                                -----------

NET ASSETS AVAILABLE FOR BENEFITS                                               $49,461,665
                                                                                ===========

See notes to financial statements.

ADVANTICA HOURLY/HCE 401(K) PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1999

ADDITIONS:
  Investment income:
    Plan interest in Advantica 401(k) Plans
      Master Trust investment income (Notes 1 and 3)                $ 5,744,998
                                                                    -----------
    Contributions:
      Employer's                                                        894,551
      Participants'                                                   2,760,970
                                                                    -----------
           Total contributions                                        3,655,521
                                                                    -----------
TOTAL ADDITIONS                                                       9,400,519
                                                                    -----------

DEDUCTIONS:
  Benefits paid to participants                                       6,392,156
  Administrative expenses                                               182,342
                                                                    -----------
TOTAL DEDUCTIONS                                                      6,574,498
                                                                    -----------

TRANSFER FROM ADVANTICA SALARIED 401(K) PLAN (Note 1)                46,635,644
                                                                    -----------
NET INCREASE                                                         49,461,665

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of year                                                           0
                                                                    -----------
  End of year                                                       $49,461,665
                                                                    ===========


See notes to financial statements.

ADVANTICA HOURLY/HCE 401(K) PLAN

NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

1.    DESCRIPTION OF THE PLAN

      The following description of the Advantica Hourly/HCE 401(k) Plan (the "Plan") provides only general information. Participants should refer to the plan document for a more complete description of the Plan's provisions.

      GENERAL - The Plan is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Any hourly employee or highly compensated employee of Advantica Restaurant Group, Inc. ("Advantica"), Flagstar Systems, Inc. ("Spartan") and FRD Acquisition Co. ("FRD," a wholly owned subsidiary of Advantica), (collectively, the "Company") who has attained age 21 and has completed 6 months of service with the Company is eligible to participate in the Plan. The Advantica Hourly/HCE 401(k) Plan's plan committee and plan administrator control and manage the operation and administration of the Plan. American Express Trust Company ("American Express") serves as the Plan's trustee.

      Effective January 1, 1999, the Retirement Committee of Advantica approved an amendment to the Advantica 401(k) Plan. The amendment provided that the Advantica 401(k) Plan would consist of two separate plans under ERISA: the Advantica Hourly/HCE 401(k) Plan and the Advantica Salaried 401(k) Plan. The Advantica 401(k) Plan was restated and renamed the Advantica Salaried 401(k) Plan and assets for certain employees were transferred to the Advantica Hourly/HCE Plan. On December 29, 1999, the Company completed the sale of the stock of El Pollo Loco, Inc. ("EPL"), a wholly owned subsidiary, to American Securities Capital Partners, L.P. Effective December 29, 1999, the date of the sale, EPL employees are no longer eligible to participate in the Plan. Additionally, EPL is no longer a participating employer; therefore, EPL's active employees as of the sale date are not permitted to make pre-tax deferral contributions under the Plan. In accordance with plan provisions, EPL employees will be given the right to elect a lump-sum distribution of their pre-tax account when they separate from service with EPL, or postpone distribution of the account if their account balance exceeded $5,000 as of the sale date. As of December 31, 1999, EPL employee participant account balances included in net assets available for benefits for the Plan totaled $1,701,311.

      INTEREST IN MASTER TRUST - The Plan's investments are in the Advantica 401(k) Plans Master Trust ("Master Trust") which was established
      January 1, 1999 for the investment of assets of the Plan and the Advantica Salaried 401(k) Plan. Each participating plan has an undivided interest in the Master Trust. The assets of the Master Trust are held by American Express. Investment income relating to the Master Trust are allocated to the individual plans based upon average monthly balances invested by each plan. Administrative expenses relating to the Master Trust are allocated to the individual plans based on the amount invested by each plan on the date each expense is paid.

      CONTRIBUTIONS - Participants may make pre-tax contributions of up to 15% of eligible compensation. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. The Company, at its discretion, may contribute an amount equal to 25% of each participating hourly employee's contributions up to 6% of such employee's compensation. Each individual sponsoring employer may make additional matching contributions in amounts which they determine. These Company contributions are made to the Plan monthly and are invested to mirror the hourly employee's election. In 1999, the following employer contribution formulas were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica, Spartan, and FRD hourly employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees. Highly compensated employees are not eligible for the employer match. Contributions are subject to certain limitations.

      PARTICIPANT ACCOUNTS - A separate account is maintained for each participant. Each participant's account is credited with the participant's contribution and allocations of (a) the Company's contributions (for hourly employees) and (b) earnings, and is charged with an allocation of administrative expenses. Allocations are based on participant account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

      VESTING - All participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. For each hourly employee whose initial date of employment is after December 31, 1998, the Company's matching and discretionary contribution portion of their account plus actual earnings thereon will be 100% vested after five years of continuous service unless the following terms provide for more accelerated vesting. For employees of FRD, a participant is 100% vested after five years of continuous service. For employees of Advantica and Spartan, participants are immediately vested in their contributions and employer contributions, plus actual earnings thereon. For employees of Denny's who were initially employed by Denny's subsequent to December 31, 1987 and prior to January 1, 1999, a participant is 100% vested after five years of continuous service. For employees of Denny's who were initially employed by Denny's prior to December 31, 1987, a participant vests according to the following schedule: less than one year, 0%; less than two years, 10%; less than three years, 20%; less than four years, 30%; less than five years, 40%; and five years or more, 100%.

      INVESTMENT OPTIONS - At December 31, 1999, participants could direct employee contributions in one percent increments in any of eight investment options. In April 2000, the trust agreement was amended to provide 58 investment options. Participants may change their investment options at any time via telephone.

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

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

      INVESTMENT VALUATION AND INCOME RECOGNITION - The plan interest in Advantica 401(k) Plans Master Trust is valued at estimated fair value.
      If available, quoted market prices are used to value the underlying investments. In instances wherein quoted market prices are not available, the fair value of investments is estimated primarily by independent investment brokerage firms and insurance companies. Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

      ADMINISTRATIVE EXPENSES - Administrative expenses of the Plan are paid by the Plan.

      PAYMENT OF BENEFITS - Benefits are recorded when paid.

3.    MASTER TRUST

      The following table presents the fair value of the underlying investments of the Master Trust at December 31, 1999:

        Collective trust funds, at estimated fair value:
         American Express Trust Money Market Fund I                $  3,285,306
         American Express Trust Income Fund I                         4,414,964
         American Express Emerging Growth Fund II                     7,009,177
         American Express Trust Equity Index Fund II                 15,913,666
                                                                   ------------
            Total                                                    30,623,113
                                                                   ------------
        Mutual funds, at quoted market price:
         IDS New Dimensions Fund Y                                    1,628,533
         Lazard Small Capital Fund                                    7,069,326
         Neuberger & Berman Focus Trust Fund                          1,630,140
         Templeton Foreign Fund                                       7,022,888
                                                                   ------------
            Total                                                    17,350,887
                                                                   ------------

        Guaranteed investment contracts                              51,079,586
                                                                   ------------
        Advantica Restaurant Group, Inc., common stock at
         quoted market price                                            134,190
                                                                   ------------

        Loans to participants, at estimated fair value                  993,851
                                                                   ------------
        Total investments                                          $100,181,627
                                                                   ============


      At December 31, 1999, the Plan's interest in the net assets of the Master Trust was approximately 49%.

      Investment income for the Master Trust is as follows:

        Net appreciation in fair value of investments:
         Collective trust funds                                     $ 6,289,696
         Mutual funds                                                 3,037,798
         Common stock                                                  (208,633)
                                                                    -----------
                                                                      9,118,861
         Interest and dividend income                                 3,154,648
                                                                    -----------
                                                                    $12,273,509
                                                                    ===========

4.    RELATED PARTY TRANSACTIONS

      Certain plan investments are shares of collective trust funds managed by American Express. American Express serves as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express for the year ended December 31, 1999 amounted to approximately $78,000.

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

6.    TAX STATUS

      The Plan has not yet applied for a determination letter. The Company believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

7.    SUBSEQUENT EVENTS

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

                                    ********