Form 10-Q
period 2000-06-28
ADVANTICA RESTAURANT GROUP INC
filed 2000-08-14
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________

Commission file number      0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            13-3487402
--------------------------------                  ------------------------------
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

                Yes   [X]                            No   [ ]

As of August 11, 2000, 40,078,543 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)


                                                                 Quarter          Quarter
                                                                  Ended            Ended
                                                              June 28, 2000    June 30, 1999
                                                              -------------    -------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                     $ 279,412        $ 292,256
   Franchise and licensing revenue                                 17,521           14,527
                                                                ---------        ---------
      Total operating revenue                                     296,933          306,783
                                                                ---------        ---------
Cost of company restaurant sales:
   Product costs                                                   73,360           75,243
   Payroll and benefits                                           110,432          114,312
   Occupancy                                                       16,341           16,472
   Other operating expenses                                        40,972           38,820
                                                                ---------        ---------
      Total costs of company restaurant sales                     241,105          244,847
Franchise restaurant costs                                          8,419            8,116
General and administrative expenses                                16,629           19,455
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                10,564           22,136
Depreciation and other amortization                                28,516           27,944
Gains on refranchising and other, net                             (17,346)          (4,784)
                                                                ---------        ---------
      Total operating costs and expenses                          287,887          317,714
                                                                ---------        ---------
Operating income (loss)                                             9,046          (10,931)
                                                                ---------        ---------
Other expenses:
   Interest expense, net                                           20,259           19,805
   Other nonoperating (income) expenses, net                         (241)               3
                                                                ---------        ---------
      Total other expenses, net                                    20,018           19,808
                                                                ---------        ---------
Loss before taxes                                                 (10,972)         (30,739)
Provision for (benefit from) income taxes                             337             (450)
                                                                ---------        ---------
Loss from continuing operations                                   (11,309)         (30,289)
Discontinued operations:
  Loss from operations of discontinued operations, net of
      applicable income tax provision of: 2000 -- $104;
      1999 -- $116                                                 (8,150)         (10,917)
                                                                ---------        ---------
Net loss applicable to common shareholders                      $ (19,459)       $ (41,206)
                                                                =========        =========



Per share amounts applicable to common shareholders:
Basic and diluted earnings per share:
   Loss from continuing operations                              $   (0.28)       $   (0.76)
   Loss from discontinued operations, net                           (0.21)           (0.27)
                                                                ---------        ---------
   Net loss                                                         (0.49)       $   (1.03)
                                                                =========        =========

   Average outstanding shares                                      40,079           40,025
                                                                =========        =========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)


                                                               Two Quarters    Two Quarters
                                                                  Ended           Ended
                                                              June 28, 2000   June 30, 1999
                                                              -------------   -------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                     $ 547,039        $ 568,305
   Franchise and licensing revenue                                 33,554           27,776
                                                                ---------        ---------
      Total operating revenue                                     580,593          596,081
                                                                ---------        ---------
Cost of company restaurant sales:
   Product costs                                                  141,993          147,591
   Payroll and benefits                                           219,534          225,807
   Occupancy                                                       32,282           31,929
   Other operating expenses                                        80,336           78,848
                                                                ---------        ---------
      Total costs of company restaurant sales                     474,145          484,175
Franchise restaurant costs                                         15,608           14,476
General and administrative expenses                                35,800           40,496
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                21,295           44,327
Depreciation and other amortization                                55,664           52,363
Restructuring and impairment charges                                7,248               --
Gains on refranchising and other, net                             (22,024)          (7,956)
                                                                ---------        ---------
      Total operating costs and expenses                          587,736          627,881
                                                                ---------        ---------
Operating loss                                                     (7,143)         (31,800)
                                                                ---------        ---------
Other expenses:
   Interest expense, net                                           41,744           39,728
   Other nonoperating (income) expenses, net                         (980)           1,032
                                                                ---------        ---------
      Total other expenses, net                                    40,764           40,760
                                                                ---------        ---------
Loss before taxes                                                 (47,907)         (72,560)
Provision for (benefit from) income taxes                             697             (939)
                                                                ---------        ---------
Loss from continuing operations                                   (48,604)         (71,621)
Discontinued operations:
  Loss from operations of discontinued operations, net of
      applicable income tax provision of: 2000 -- $186;
      1999 -- $265                                                (17,330)         (31,265)
                                                                ---------        ---------
Net loss applicable to common shareholders                      $ (65,934)       $(102,886)
                                                                =========        =========



Per share amounts applicable to common shareholders:
Basic and diluted earnings per share:
   Loss from continuing operations                              $   (1.21)       $   (1.79)
   Loss from discontinued operations, net                           (0.44)           (0.78)
                                                                ---------        ---------
   Net loss                                                         (1.65)       $   (2.57)
                                                                =========        =========

   Average outstanding shares                                      40,071           40,022
                                                                =========        =========





                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)


                                                                     June 28, 2000    December 29, 1999
                                                                     -------------    -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                          $     5,948        $   165,828
   Investments                                                                 --             17,084
   Receivables, less allowance for doubtful accounts of:
      2000 --$3,303; 1999 -- $3,461                                        14,209             16,902
   Inventories                                                             12,994             12,221
   Other                                                                    7,907              8,706
   Restricted cash held in escrow                                          96,665                 --
   Restricted investments securing in-substance defeased debt             147,845            158,710
                                                                      -----------        -----------
                                                                          285,568            379,451
                                                                      -----------        -----------

Property                                                                  657,655            667,564
Less accumulated depreciation                                             191,591            156,627
                                                                      -----------        -----------
                                                                          466,064            510,937
                                                                      -----------        -----------

Other Assets:
   Reorganization value in excess of amounts allocable to
      identifiable assets, net of accumulated amortization of:
      2000 -- $181,344; 1999 -- $160,319                                  105,583            126,910
   Goodwill, net of accumulated amortization of:
      2000 -- $1,643; 1999 -- $1,075                                       25,226             16,758
   Other intangible assets, net of accumulated amortization of:
      2000 -- $19,478; 1999 -- $16,829                                    120,619            131,513
   Deferred financing costs, net                                           14,663             17,165
   Other                                                                   50,578             53,529
                                                                      -----------        -----------
Total Assets                                                          $ 1,068,301        $ 1,236,263
                                                                      ===========        ===========


Liabilities
Current Liabilities:
   Current maturities of notes and debentures                         $   106,344        $   164,811
   Current maturities of capital lease obligations                         11,051             12,614
   Current maturities of in-substance defeased debt                       147,676            158,731
   Accounts payable                                                        57,958             74,069
   Accrued salaries and vacations                                          28,833             32,804
   Accrued insurance                                                       19,713             19,785
   Accrued taxes                                                           13,864             14,913
   Accrued interest                                                        31,375             33,974
   Net liabilities of discontinued operations                              70,022             53,979
   Other                                                                   65,136             64,779
                                                                      -----------        -----------
                                                                          551,972            630,459
                                                                      -----------        -----------
Long-Term Liabilities:
   Notes and debentures, less current maturities                          554,137            555,978
   Capital lease obligations, less current maturities                      42,240             59,385
   Liability for insurance claims                                          28,673             26,708
   Other                                                                  102,928            109,573
                                                                      -----------        -----------
                                                                          727,978            751,644
                                                                      -----------        -----------
Total Liabilities                                                       1,279,950          1,382,103
                                                                      -----------        -----------
Shareholders' Deficit                                                    (211,649)          (145,840)
                                                                      -----------        -----------
Total Liabilities and Shareholders' Deficit                           $ 1,068,301        $ 1,236,263
                                                                      ===========        ===========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)



                                                            Two Quarters     Two Quarters
                                                               Ended            Ended
                                                           June 28, 2000    June 30, 1999
                                                           -------------    -------------

(In thousands)
Cash Flows from Operating Activities:
Net loss                                                     $ (65,934)       $(102,886)
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                  21,295           44,327
   Depreciation and other amortization                          55,664           52,363
   Restructuring and impairment charges                          7,248               --
   Amortization of deferred gains                               (6,729)          (5,275)
   Amortization of deferred financing costs                      3,186            3,075
   Deferred income tax benefit                                      --           (1,499)
   Gains on refranchising and other, net                       (22,024)          (7,956)
   Equity in loss from discontinued operations, net             17,330           31,265
   Amortization of debt premium                                 (6,124)          (6,813)
   Other                                                          (195)              (9)
Changes in Assets and Liabilities Net of Effects of
   Acquisitions and Dispositions:
   Decrease (increase) in assets:
     Receivables                                                 5,130              246
     Inventories                                                (1,076)            (518)
     Other current assets                                       (2,686)             828
     Other assets                                                 (531)          (8,321)
   Increase (decrease) in liabilities:
     Accounts payable                                              794           (3,759)
     Accrued salaries and vacations                             (3,972)           1,988
     Accrued taxes                                              (1,228)            (129)
     Other accrued liabilities                                 (10,732)         (14,746)
     Other noncurrent liabilities and deferred credits          (2,620)          (4,353)
                                                             ---------        ---------
Net cash flows used in operating activities                    (13,204)         (22,172)
                                                             ---------        ---------

Cash Flows from Investing Activities:
   Purchase of property                                        (16,744)         (14,737)
   Acquisition of restaurant units                              (4,358)         (10,853)
   Proceeds from disposition of property                        24,553            7,567
   Advances to discontinued operations, net                     (1,287)             (71)
   Change in restricted cash, net                              (95,000)              --
   Proceeds from maturity of investments securing
      in-substance defeased debt                                10,865            9,675
   Purchase of investments                                          --          (45,564)
   Proceeds from sale and maturity of investments               17,084           58,442
                                                             ---------        ---------
Net cash flows (used in) provided by investing activities      (64,887)           4,459
                                                             ---------        ---------



                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows (Continued)
(Unaudited)


                                                            Two Quarters     Two Quarters
                                                               Ended            Ended
                                                           June 28, 2000    June 30, 1999
                                                           -------------    -------------
(In thousands)
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                    $    9,800       $       --
   Long-term debt payments                                      (81,038)         (36,037)
   Debt transaction costs                                          (519)            (350)
   Bank overdrafts                                              (10,032)         (14,461)
                                                             ----------       ----------
Net cash flows used in financing activities                     (81,789)         (50,848)
                                                             ----------       ----------

Decrease in cash and cash equivalents                          (159,880)         (68,561)
Cash and Cash Equivalents at:
   Beginning of period                                          165,828          158,183
                                                             ----------       ----------
   End of period                                             $    5,948       $   89,622
                                                             ==========       ==========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Notes to Consolidated Financial Statements
June 28, 2000
(Unaudited)

Note 1.  General

Advantica Restaurant Group, Inc. ("Advantica" or, together with its subsidiaries including predecessors, the "Company"), through its wholly owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. ("FRD") (and their respective subsidiaries), owns and operates the Denny's, Coco's and Carrows restaurant brands. At June 28, 2000, the Company has accounted for FRD as a discontinued operation in its consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). See Note 2.

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 1999 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 1999 Annual Report on Form 10-K. The results of operations for the two quarters ended June 28, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 27, 2000.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  Discontinued Operations

During the first quarter of 2000, the Company announced a plan to explore the possible sale of FRD, its wholly owned subsidiary which operates the Company's Coco's and Carrows restaurants. Due to the Company's progress in the sale process, the financial statements presented herein have been reclassified for all periods to reflect FRD as a discontinued operation in accordance with APB 30.

On December 29, 1999, the Company consummated the sale of its wholly owned subsidiary, El Pollo Loco, Inc. ("EPL"). The Statements of Consolidated Operations and Cash Flows presented herein for the quarter and two quarters ended June 30, 1999 reflect EPL as a discontinued operation in accordance with APB 30.

Revenue and operating income of the discontinued operations for the reported periods are as follows:

                                            Quarter            Quarter         Two Quarters        Two Quarters
                                             Ended              Ended              Ended               Ended
                                         June 28, 2000      June 30, 1999      June 28, 2000        June 30, 1999
                                         -------------      -------------      -------------        -------------
(In millions)
REVENUE

FRD                                         $   93.8           $   99.2          $   188.5            $   194.2
EPL                                               --               36.2                 --                 68.6
                                            --------           --------          ---------            ---------
                                            $   93.8           $  135.4          $   188.5            $   262.8
                                            ========           ========          =========            =========

OPERATING (LOSS) INCOME

FRD                                         $  (1.6)           $   (5.7)         $   (4.3)            $   (15.6)
EPL                                              --                 4.2                --                   3.4
                                            -------            --------          ----------           ---------
                                            $  (1.6)           $   (1.5)         $   (4.3)            $   (12.2)
                                            =======            ========          ========             =========


The financial position of FRD at June 28, 2000 and December 29, 1999 is reported in the Consolidated Balance Sheets as Net liabilities of discontinued operations and includes the following:

                                               June 28, 2000   December 29, 1999
                                               -------------   -----------------
(In thousands)
Assets
Current assets                                   $  13,801        $  19,885
Property owned, net                                104,171          111,669
Other assets                                        89,632          100,320
                                                 ---------        ---------
                                                   207,604          231,874
                                                 ---------        ---------
Less liabilities

Current liabilities                                 54,503           57,106
Long-term liabilities                              223,123          228,747
                                                 ---------        ---------
Total liabilities                                  277,626          285,853
                                                 ---------        ---------
Net liabilities of discontinued operations       $ (70,022)       $ (53,979)
                                                 =========        =========

Note 3.  Debt

On March 31, 2000, the Company deposited $100 million with The Chase Manhattan Bank ("Chase"), which equaled the then outstanding principal amount of the mortgage notes secured by a pool of cross-collateralized mortgages on the land, buildings, equipment and improvements of 239 Denny's restaurant properties (the "Denny's Mortgage Notes"). Such deposit was required under the terms and conditions of Advantica's $200 million senior secured revolving credit facility (as amended to date, the "Credit Facility"). During the quarter ended June 28, 2000, the Company used a portion of the funds held in escrow to repurchase $5.0 million in aggregate principal amount of these notes. On July 12, 2000 (subsequent to the end of the quarter), the Company used the remaining funds to repay in full the outstanding balance of the Denny's Mortgage Notes.

Note 4.  Restructuring and Impairment

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

Charges attributable to the restructuring plan are comprised of the following:

        Restructuring:
        Severance and outplacement costs                   $3,713
        Operating lease liabilities for closed stores         909
                                                           ------
                                                            4,622
                                                           ------
        Impairment:
        Acquired software costs                             1,896
        Capitalized construction costs                        730
                                                           ------
                                                            2,626
                                                           ------
                                                           $7,248
                                                           ======

Approximately $5.1 million of the restructuring and impairment charges represent cash charges of which approximately $2.6 million was paid through June 28, 2000.

Note 5.  Acquisitions

In March 2000, Denny's, Inc., a wholly owned subsidiary of the Company, purchased 9 Denny's franchise restaurants from Olajuwon Holdings, Inc. ("OHI"), a franchisee of Denny's, Inc. The acquisition of the units has been accounted for under the purchase method of accounting. The purchase price of approximately $4.1 million, consisting of cash of approximately $3.4 million and the forgiveness of debt and assumption of liabilities of $0.7 million, exceeded the estimated fair value of the restaurants' identifiable net assets by approximately $3.7 million. The excess has been reflected as goodwill in the accompanying consolidated financial statements.

In May 2000, Denny's, Inc. purchased an additional 50 Denny's franchise restaurants from OHI. The acquisition of the units has been accounted for under the purchase method of accounting. The purchase price of approximately $10.3 million, consisting of cash of approximately $0.9 million and capital leases and other liabilities assumed of approximately $9.4 million, exceeded the estimated fair value of the restaurants' identifiable net assets by approximately $6.1 million. The excess has been reflected as goodwill in the accompanying consolidated financial statements.

Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

Note 6.  Comprehensive Income (Loss)

The Company's comprehensive income (loss) for the periods indicated is as follows:

                                                 Quarter          Quarter        Two Quarters     Two Quarters
                                                  Ended            Ended            Ended            Ended
                                              June 28, 2000    June 30, 1999    June 28, 2000     June 30, 1999
                                              -------------    -------------    -------------     -------------
(In thousands)
Net loss                                        $ (19,459)       $ (41,206)       $ (65,934)        $(102,886)
Other comprehensive income (loss):
  Foreign currency translation adjustment              40              (22)              45               (31)
                                                ---------        ---------        ---------         ---------
Comprehensive income (loss)                     $ (19,419)       $ (41,228)       $ (65,889)        $(102,917)
                                                =========        =========        =========         =========


Note 7.  Loss Per Share Applicable to Common Shareholders

The calculations of basic and diluted loss per share have been based on the weighted average number of Advantica shares outstanding. Because of the loss from continuing operations for the quarters and two quarters ended June 28, 2000 and June 30, 1999, warrants and options of the Company have been omitted from the calculation of weighted average dilutive shares.

Note 8.  Segment Information

The Company currently operates three restaurant concepts -- Denny's, Coco's and Carrows -- and each concept is considered a reportable segment. Coco's and Carrows are operated by FRD, the wholly owned subsidiary which has been reclassified as a discontinued operation in the consolidated financial statements; therefore, their operating results are shown separately in this section. See Note 2.

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


                                                 Quarter          Quarter        Two Quarters     Two Quarters
                                                  Ended            Ended            Ended            Ended
                                              June 28, 2000    June 30, 1999    June 28, 2000     June 30, 1999
                                              -------------    -------------    -------------     -------------

(In millions)
REVENUE

Revenue from continuing operations              $  296.9         $  306.8         $  580.6          $  596.1
                                                ========         ========         ========          ========

Revenue from discontinued operations:
    Coco's                                      $   53.9         $   57.2         $  109.5          $  112.1
    Carrows                                         39.9             42.0             79.0              82.1
                                                --------         --------         --------          --------
Total revenue from discontinued operations      $   93.8         $   99.2         $  188.5          $  194.2
                                                ========         ========         ========          ========

EBITDA AS DEFINED

EBITDA as defined from continuing operations    $   48.1         $   39.1         $   77.1          $   64.9
Depreciation and amortization expense              (39.1)           (50.0)           (77.0)            (96.7)
Restructuring and impairment charges                  --               --             (7.2)               --
Other expenses:
   Interest expense, net                           (20.2)           (19.8)           (41.7)            (39.7)
   Other, net                                        0.2               --              0.9              (1.1)
                                                --------         --------         --------          --------
Consolidated loss from continuing operations
   before income taxes                          $  (11.0)        $  (30.7)        $  (47.9)         $  (72.6)
                                                ========         ========         ========          ========

EBITDA as defined from discontinued operations:

   Coco's                                       $    6.3         $    7.4         $   11.8          $   12.8
   Carrows                                           4.5              5.1              7.8               7.6
                                                --------         --------         --------          --------
Total EBITDA as defined from discontinued
   operations                                   $   10.8         $   12.5         $   19.6          $   20.4
                                                ========         ========         ========          ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of June 28, 2000 and the results of operations for the quarter and two quarters ended June 28, 2000 compared to the quarter and two quarters ended June 30, 1999. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica and its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, in Management's Discussion and Analysis of Financial Condition and Result of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 29, 1999 and in Exhibit 99.1 thereto.

RESTAURANT UNIT ACTIVITY

The table below summarizes restaurant unit activity for the quarter ended June 28, 2000.


                                Ending        Units        Net          Units         Ending       Ending
                                 Units       Opened/      Units         Sold/          Units        Units
                               3/29/00      Acquired   Refranchised    Closed        6/28/00      6/30/99
                               -------      --------   ------------    ------        -------      -------
Denny's
   Company-owned units            822            4           12            (5)          833          883
   Franchised units               938           16          (12)           --           942          862
   Licensed units                  18           --           --            --            18           17
                               ------       ------       ------        ------        ------       ------
                                1,778           20           --            (5)        1,793        1,762
                               ------       ------       ------        ------        ------       ------

Discontinued Operations:
Coco's
   Company-owned units            146           --           --            (2)          144          150
   Franchised units                34           --           --            --            34           34
   Licensed units                 302           --           --            (1)          301          301
                               ------       ------       ------        ------        ------       ------
                                  482           --           --            (3)          479          485

Carrows
   Company-owned units            117           --           --            (1)          116          120
   Franchised units                28           --           --            --            28           27
                               ------       ------       ------        ------        ------       ------
                                  145           --           --            (1)          144          147
                               ------       ------       ------        ------        ------       ------
                                2,405           20           --            (9)        2,416        2,394
                               ======       ======       ======        ======        ======       ======


RESULTS OF OPERATIONS

Quarter Ended June 28, 2000 Compared to Quarter Ended June 30, 1999
-------------------------------------------------------------------

The Company's CONSOLIDATED REVENUE for the second quarter of 2000 decreased $9.9 million (3.2%) compared to the second quarter of 1999. Denny's experienced a modest increase in same-store sales for the quarter; however, company restaurant sales decreased $12.8 million. This decrease is primarily due to a net 50-unit decrease in company-owned restaurants, consistent with the Company's strategy to reduce its portfolio of company-owned Denny's restaurants. FRANCHISE AND LICENSING REVENUE increased $3.0 million (20.6%), primarily attributable to a net 81-unit increase in franchised and licensed units.

CONSOLIDATED OPERATING EXPENSES decreased $29.8 million (9.4%) compared to the prior year quarter. Excluding the impact of an $11.6 million decrease in amortization of excess reorganization value and a $12.6 million increase in refranchising gains, operating expenses decreased $5.6 million. The majority of this decrease represents a reduction in the costs of company restaurant sales driven by the decrease in the number of company-owned restaurants. As a percentage of sales, cost of company restaurant sales increased due to higher payroll, benefit and product costs and increased advertising expenses. Payroll and benefit costs as a percentage of sales increased as a result of higher wage rates in the current year quarter and improved workers' compensation actuarial trends in the prior year quarter. Product costs as a percentage of sales increased primarily due to higher commodity costs. Franchise margins improved due to strong franchise growth in the current quarter and higher bad debt expense in the prior year quarter. General and administrative expenses benefited from reduced corporate overhead costs and a nonrecurring payroll tax adjustment. Additionally, depreciation and other amortization increased as a result of the net addition of assets throughout 1999 related to the Denny's Diner reimage program. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

The Company's consolidated EBITDA AS DEFINED increased $9.0 million (23.0%) compared to the prior year quarter. This increase is a result of the factors noted in the preceding paragraphs, excluding the change in depreciation and amortization expense.

CONSOLIDATED OPERATING INCOME for the second quarter of 2000 was $9.0 million compared to an operating loss of $10.9 million for the second quarter of 1999, primarily as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $20.3 million for the second quarter of 2000, an increase of $0.5 million compared to the prior year quarter. Excluding the effect of $1.8 million of interest expense allocated to discontinued operations in the prior year, interest expense, net, decreased $1.3 million. This decrease in interest expense, net, resulted primarily from the repurchase of a portion of the Denny's Mortgage Notes in 2000.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended June 28, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 3.1% for the quarter ended June 28, 2000 compared to an income tax benefit reflecting an approximate rate of (1.5)% for the quarter ended June 30, 1999.

The Statements of Consolidated Operations and Cash Flows presented herein for the quarters ended June 28, 2000 and June 30, 1999 reflect FRD as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating loss of FRD for the quarter ended June 28, 2000 and June 30, 1999 were $93.8 million and $1.6 million and $99.2 million and $5.7 million, respectively. The decrease in the operating loss of FRD is primarily due to the decrease in amortization of excess reorganization value which resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999. Additionally, the Statements of Consolidated Operations and Cash Flows presented herein for the quarter ended June 30, 1999 reflect EPL as a discontinued operation. EPL's revenue and operating income for the quarter ended June 30, 1999 were $36.2 million and $4.2 million, respectively.

NET LOSS was $19.5 million for the second quarter of 2000 compared to a net loss of $41.2 million for the second quarter of 1999, primarily as a result of the factors discussed above.

Two Quarters Ended June 28, 2000 Compared to Two Quarters Ended June 30, 1999
-----------------------------------------------------------------------------

The Company's CONSOLIDATED REVENUE for the two quarters ended June 28, 2000 decreased $15.5 million (2.6%) compared to the two quarters ended June 30, 1999. Denny's experienced an increase in same-store sales for the period; however, company restaurant sales decreased $21.3 million. This decrease is primarily due to a net 50-unit decrease in company-owned restaurants, consistent with the Company's strategy to reduce its portfolio of company-owned Denny's restaurants. FRANCHISE AND LICENSING REVENUE increased $5.8 million, primarily attributable to a net 81-unit increase in franchised and licensed units.

CONSOLIDATED OPERATING EXPENSES decreased $40.1 million (6.4%) compared to the prior year period. Excluding the impact of a $23.0 million decrease in amortization of excess reorganization value, $7.2 million of restructuring and impairment charges in the current year period and a $14.1 million increase in refranchising gains, operating expenses decreased $10.2 million. The majority of this decrease represents a reduction in the costs of company restaurant sales driven by the decrease in the number of company-owned restaurants. As a percentage of sales, cost of company restaurant sales increased due primarily to higher payroll costs and increased advertising expenses. Franchise margins improved due to strong revenue growth and higher bad debt expense in the prior year period. General and administrative expenses benefited from reduced corporate overhead costs and a nonrecurring payroll tax adjustment. Additionally, depreciation and other amortization increased as a result of the net addition of assets throughout 1999 related to the Denny's Diner reimage program. The decrease in amortization of excess reorganization value from the prior year period resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

During the first quarter of 2000, the Company announced a restructuring plan as a result of an extensive review of the Company's operations and structure completed in early 2000. The plan's implementation involved a reduction of personnel related to the corporate reorganization and the identification of units for closure. Consequently, the Company recorded approximately $3.7 million of severance and outplacement costs and $0.9 million of operating lease liabilities for closed stores as a result of the plan. Additionally, a $2.6 million impairment charge was recorded related to certain acquired software and capitalized construction costs which became obsolete as a result of the cancellation of projects identified as part of the plan.

The Company's consolidated EBITDA AS DEFINED increased $12.2 million (18.8%) compared to the prior year period. This increase is a result of the factors noted in the preceding paragraphs, excluding the restructuring and impairment charges and the change in depreciation and amortization expense.

CONSOLIDATED OPERATING LOSS decreased $24.7 million compared to the prior year period as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $41.7 million for the two quarters ended June 28, 2000, an increase of $2.0 million compared to the prior year period. Excluding the effect of $3.6 million of interest expense allocated to discontinued operations in the prior year, interest expense, net, decreased $1.6 million. The decrease in interest expense, net, resulted primarily from the effects of the repurchase of $20 million of Advantica's 11 1/4 % Senior Notes in April 1999 and the repurchase of Denny's Mortgage Notes in 2000 offset by an increase related to Credit Facility borrowings.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the two quarters ended June 28, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 1.5% for the two quarters ended June 28, 2000 compared to an income tax benefit reflecting an approximate rate of (1.3)% for the two quarters ended June 30, 1999.

The Statements of Consolidated Operations and Cash Flows presented herein for the two quarters ended June 28, 2000 and June 30, 1999 reflect FRD as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating loss of FRD for the two quarters ended June 28, 2000 and June 30, 1999 were $188.5 million and $4.3 million and $194.2 million and $15.6 million, respectively. The decrease in the operating loss of FRD is primarily due to the decrease in amortization of excess reorganization value which resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999. Additionally, the Statements of Consolidated Operations and Cash Flows presented herein for the two quarters ended June 30, 1999 reflect EPL as a discontinued operation. EPL's revenue and operating income for the two quarters ended June 30, 1999 were $68.6 million and $3.4 million, respectively.

NET LOSS was $65.9 million for the two quarters ended June 28, 2000 compared to a net loss of $102.9 million for the two quarters ended June 30, 1999, primarily as a result of the factors discussed above.

Restaurant Operations

Denny's


                                                          Quarter Ended                          Two Quarters Ended
                                               ------------------------------------    --------------------------------------
                                                 June 28,    June 30,     Increase/      June 28,      June 30,     Increase/
                                                   2000        1999      (Decrease)        2000          1999      (Decrease)
                                               -----------  ----------   ----------    -----------   -----------   ----------

Total systemwide sales (in millions)           $   556.6    $   542.0        2.7%      $ 1,088.5     $ 1,043.7        4.3%

Average unit sales:
   Company-owned                                 340,100      331,300        2.7%        663,000       645,200        2.8%
   Franchise                                     291,800      286,500        1.8%        568,300       551,000        3.1%

Same-store sales increase (company-owned)           0.6%         4.1%                       1.4%          3.9%



LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2000 and December 29, 1999, the Company had working capital deficits, exclusive of net liabilities of discontinued operations, of $196.4 million and $197.0 million, respectively. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

On March 31, 2000, the Company deposited $100 million with Chase, which equaled the then outstanding principal amount of the Denny's Mortgage Notes. Such deposit was required under the terms and conditions of Advantica's Credit Facility. During the quarter ended June 28, 2000, the Company used a portion of the funds held in escrow to repurchase $5.0 million in aggregate principal amount of these notes. On July 12, 2000 (subsequent to the end of the quarter), the Company used the remaining funds to repay in full the outstanding balance of the Denny's Mortgage Notes. The repayment or refinancing of the Denny's Mortgage Notes was required to maintain the Credit Facility in effect and available to the Company.

The Credit Facility provides to the Company (excluding FRD) a working capital and letter of credit facility of up to $200 million. At June 28, 2000, Advantica had outstanding working capital advances of $9.8 million and letters of credit outstanding of $47.8 million under the Credit Facility, leaving a net availability of $142.4 million.

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new $70 million credit facility (the "New FRD Credit Facility") to replace a prior facility scheduled to mature in August 1999. The New FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003. Such facility is unavailable to Advantica and its other subsidiaries. At June 28, 2000, the Company had $30.0 million outstanding term loan borrowings, no outstanding working capital borrowings and letters of credit outstanding of $11.1 million, leaving a net availability of $28.9 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at June 28, 2000 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 29, 1999.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Advantica was held on Wednesday, May 24, 2000, at which the following matters were voted on by the stockholders of
Advantica:

(i)   Election of Directors
                                                                 Votes Against
             Name                        Votes For                or Withheld
       ----------------                 ----------               -------------
       James B. Adamson                 29,945,240                  165,583
       Ronald E. Blaylock               29,605,687                  505,136
       Vera King Farris                 29,972,651                  138,172
       James J. Gaffney                 29,971,687                  139,136
       Robert E. Marks                  29,973,451                  137,372
       Lloyd I. Miller, III             30,001,585                  109,238
       Charles F. Moran                 29,972,582                  138,241
       Elizabeth A. Sanders             29,971,564                  139,259
       Donald R. Shepherd               29,974,449                  136,374

(ii)  Ratification of the Selection of Auditors


       Votes For                 Votes Against                  Votes Abstaining
       ---------                 -------------                  ----------------
      30,066,439                     28,998                          15,386

(iii) Approval of 2000 Incentive Program for the Company's employees

       Votes For                 Votes Against                  Votes Abstaining
       ---------                 -------------                  ----------------
      28,340,309                   1,750,746                         19,768


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.          The following are included as exhibits to this report:

EXHIBIT
  NO.       DESCRIPTION
-------     -----------

10.1 Master Service Agreement for Information Technology Services, dated January 25, 2000, between Advantica and Affiliated Computer Services, Inc.

10.2        Advantica Stock Option Plan, as amended through May 19, 1999.

10.3 Amendment No. 7, dated as of June 20, 2000, to the Credit Agreement dated January 7, 1998, among Denny's, Inc., El Pollo Loco, Inc., Flagstar Enterprises, Inc., Flagstar Systems, Inc. and Quincy's Restaurants, Inc., as borrowers, Advantica, as a guarantor, the lenders named therein, and The Chase Manhattan Bank.

27.1        Financial Data Schedule for the 6 months ended June 28, 2000.

27.2        Restated Financial Data Schedule for the 3 months ended March 29,
            2000.

27.3        Restated Financial Data Schedule for the year ended December 29,
            1999.

27.4        Restated Financial Data Schedule for the 9 months ended
            September 29, 1999.

27.5        Restated Financial Data Schedule for the 6 months ended June 30,
            1999.

27.6        Restated Financial Data Schedule for the 3 months ended March 30,
            1999.

27.7        Restated Financial Data Schedule for the 51 weeks ended December 30,
            1998.

27.8        Restated Financial Data Schedule for the one week ended January 7,
            1998.

--------------------------------

b. No reports on Form 8-K were filed during the quarter ended June 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADVANTICA RESTAURANT GROUP, INC.




Date:    August 14, 2000                    By:     /s/ Rhonda J. Parish
                                                --------------------------------
                                                Rhonda J. Parish
                                                Executive Vice President,
                                                General Counsel and Secretary

Date:    August 14, 2000                    By:     /s/ Ronald B. Hutchison
                                                --------------------------------
                                                Ronald B. Hutchison
                                                Executive Vice President and
                                                Chief Financial Officer