Form 10-Q
period 2000-09-27
ADVANTICA RESTAURANT GROUP INC
filed 2000-11-13
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 27, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ___________  to __________

Commission file number                0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          13-3487402
----------------------------------             ---------------------------------
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

             Yes   [X]                            No   [ ]

As of November 10, 2000, 40,061,119 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)


                                                                            Quarter              Quarter
                                                                             Ended                Ended
                                                                      September 27, 2000   September 29, 1999
                                                                      ------------------   ------------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                               $ 282,619             $ 297,674
   Franchise and licensing revenue                                           20,023                16,164
                                                                          ---------             ---------
      Total operating revenue                                               302,642               313,838
                                                                          ---------             ---------
Cost of company restaurant sales:
   Product costs                                                             73,568                75,975
   Payroll and benefits                                                     111,341               114,719
   Occupancy                                                                 15,359                16,363
   Other operating expenses                                                  41,848                39,692
                                                                          ---------             ---------
      Total costs of company restaurant sales                               242,116               246,749
Franchise restaurant costs                                                    9,014                 7,290
General and administrative expenses                                          15,850                18,516
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                          10,342                22,229
Depreciation and other amortization                                          28,274                37,189
Gains on refranchising and other, net                                       (16,315)               (3,832)
                                                                          ---------             ---------
      Total operating costs and expenses                                    289,281               328,141
                                                                          ---------             ---------
Operating income (loss)                                                      13,361               (14,303)
                                                                          ---------             ---------
Other expenses:
   Interest expense, net                                                     20,578                21,219
   Other nonoperating (income) expenses, net                                   (418)                 (746)
                                                                          ---------             ---------
      Total other expenses, net                                              20,160                20,473
                                                                          ---------             ---------
Loss before taxes                                                            (6,799)              (34,776)
Provision for (benefit from) income taxes                                       478                  (324)
                                                                          ---------             ---------
Loss from continuing operations                                              (7,277)              (34,452)
Discontinued operations:
  Loss from operations of discontinued operations, net of
      applicable income tax provision (benefit) of: 2000 -- $0;
      1999 -- $(16)                                                              --               (10,763)
                                                                          ---------             ---------
Net loss applicable to common shareholders                                $  (7,277)            $ (45,215)
                                                                          =========             =========



Per share amounts applicable to common shareholders:
Basic and diluted earnings per share:
   Loss from continuing operations                                        $   (0.18)            $   (0.86)
   Loss from discontinued operations, net                                        --                 (0.27)
                                                                          ---------             ---------
   Net loss                                                               $   (0.18)            $   (1.13)
                                                                          =========             =========

   Average outstanding shares                                                40,079                40,025
                                                                          =========             =========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Operations
(Unaudited)

                                                                        Three Quarters      Three Quarters
                                                                            Ended                Ended
                                                                      September 27, 2000   September 29, 1999
                                                                      ------------------   ------------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                               $ 829,658             $ 865,979
   Franchise and licensing revenue                                           53,577                43,940
                                                                          ---------             ---------
      Total operating revenue                                               883,235               909,919
                                                                          ---------             ---------
Cost of company restaurant sales:
   Product costs                                                            215,561               223,566
   Payroll and benefits                                                     330,875               340,526
   Occupancy                                                                 47,641                48,292
   Other operating expenses                                                 122,184               118,540
                                                                          ---------             ---------
      Total costs of company restaurant sales                               716,261               730,924
Franchise restaurant costs                                                   24,622                21,766
General and administrative expenses                                          51,650                59,012
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                          31,637                66,556
Depreciation and other amortization                                          83,938                89,552
Restructuring and impairment charges                                          7,248                    --
Gains on refranchising and other, net                                       (38,339)              (11,788)
                                                                          ---------             ---------
      Total operating costs and expenses                                    877,017               956,022
                                                                          ---------             ---------
Operating income (loss)                                                       6,218               (46,103)
                                                                          ---------             ---------
Other expenses:
   Interest expense, net                                                     62,322                60,947
   Other nonoperating (income) expenses, net                                 (1,398)                  286
                                                                          ---------             ---------
      Total other expenses, net                                              60,924                61,233
                                                                          ---------             ---------
Loss before taxes                                                           (54,706)             (107,336)
Provision for (benefit from) income taxes                                     1,175                (1,263)
                                                                          ---------             ---------
Loss from continuing operations                                             (55,881)             (106,073)
Discontinued operations:
  Loss from operations of discontinued operations, net of
      applicable income tax provision of: 2000 -- $186;
      1999 -- $249                                                          (17,330)              (42,028)
                                                                          ---------             ---------
Net loss applicable to common shareholders                                $ (73,211)            $(148,101)
                                                                          =========             =========



Per share amounts applicable to common shareholders:
Basic and diluted earnings per share:
   Loss from continuing operations                                        $   (1.39)            $   (2.65)
   Loss from discontinued operations, net                                     (0.44)                (1.05)
                                                                          ---------             ---------
   Net loss                                                               $   (1.83)            $   (3.70)
                                                                          =========             =========

   Average outstanding shares                                                40,073                40,023
                                                                          =========             =========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                       September 27, 2000    December 29, 1999
                                                                       ------------------    -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                              $    12,571           $   165,828
   Investments                                                                     --                17,084
   Receivables, less allowance for doubtful accounts of:
      2000 -- $3,404; 1999 -- $3,461                                           10,171                16,902
   Inventories                                                                 11,328                12,221
   Other                                                                       10,973                 8,706
   Restricted investments securing in-substance defeased debt                 147,845               158,710
                                                                          -----------           -----------
                                                                              192,888               379,451
                                                                          -----------           -----------

Property                                                                      654,706               667,564
Less accumulated depreciation                                                 208,074               156,627
                                                                          -----------           -----------
                                                                              446,632               510,937
                                                                          -----------           -----------

Other Assets:
   Reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization of:
      2000 -- $191,807; 1999 -- $160,319                                       95,273               126,910
   Goodwill, net of accumulated amortization of:
      2000 -- $2,069; 1999 -- $1,075                                           25,784                16,758
   Other intangible assets, net of accumulated amortization of:
      2000 -- $21,385; 1999 -- $16,829                                        118,386               131,513
   Deferred financing costs, net                                               13,233                17,165
   Other                                                                       50,589                53,529
                                                                          -----------           -----------
Total Assets                                                              $   942,785           $ 1,236,263
                                                                          ===========           ===========


Liabilities
Current Liabilities:

   Current maturities of notes and debentures                             $    13,825           $   164,811
   Current maturities of capital lease obligations                             10,926                12,614
   Current maturities of in-substance defeased debt                           146,363               158,731
   Accounts payable                                                            60,702                74,069
   Accrued salaries and vacations                                              35,583                32,804
   Accrued insurance                                                           17,905                19,785
   Accrued taxes                                                               14,557                14,913
   Accrued interest                                                            18,057                33,974
   Net liabilities of discontinued operations                                  69,391                53,979
   Other                                                                       50,620                64,779
                                                                          -----------           -----------
                                                                              437,929               630,459
                                                                          -----------           -----------
Long-Term Liabilities:
   Notes and debentures, less current maturities                              554,377               555,978
   Capital lease obligations, less current maturities                          41,109                59,385
   Liability for insurance claims                                              28,847                26,708
   Other                                                                       99,536               109,573
                                                                          -----------           -----------
                                                                              723,869               751,644
                                                                          -----------           -----------
Total Liabilities                                                           1,161,798             1,382,103
                                                                          -----------           -----------
Shareholders' Deficit                                                        (219,013)             (145,840)
                                                                          -----------           -----------
Total Liabilities and Shareholders' Deficit                               $   942,785           $ 1,236,263
                                                                          ===========           ===========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows
(Unaudited)

                                                                        Three Quarters      Three Quarters
                                                                            Ended                Ended
                                                                      September 27, 2000   September 29, 1999
                                                                      ------------------   ------------------
(In thousands)
Cash Flows from Operating Activities:
Net loss                                                                  $ (73,211)            $(148,101)
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                               31,637                66,556
   Depreciation and other amortization                                       83,938                89,552
   Restructuring and impairment charges                                       7,248                    --
   Amortization of deferred gains                                            (9,807)               (8,639)
   Amortization of deferred financing costs                                   4,609                 4,647
   Deferred income tax benefit                                                   --                (2,249)
   Gains on refranchising and other, net                                    (38,339)              (11,788)
   Equity in loss from discontinued operations, net                          17,330                42,028
   Amortization of debt premium                                              (8,003)              (10,333)
   Other                                                                       (195)                    3
Changes in Assets and Liabilities Net of Effects of
   Acquisitions and Dispositions:
   Decrease (increase) in assets:
     Receivables                                                              7,996                (1,736)
     Inventories                                                                 17                (1,122)
     Other current assets                                                    (3,006)                  514
     Other assets                                                            (1,989)              (12,066)
   Increase (decrease) in liabilities:
     Accounts payable                                                          (640)              (14,617)
     Accrued salaries and vacations                                           2,779                 1,832
     Accrued taxes                                                             (668)                2,138
     Other accrued liabilities                                              (40,946)              (37,568)
     Other noncurrent liabilities and deferred credits                       (3,199)               (9,337)
                                                                          ---------             ---------
Net cash flows used in operating activities                                 (24,449)              (50,286)
                                                                          ---------             ---------

Cash Flows from Investing Activities:
   Purchase of property                                                     (24,764)              (42,036)
   Acquisition of restaurant units                                           (4,461)              (10,853)
   Proceeds from disposition of property                                     47,514                 8,875
   Advances to discontinued operations, net                                  (1,917)               (3,286)
   Proceeds from maturity of investments securing in-substance
      defeased debt                                                          10,865                 9,675
   Purchase of investments                                                       --               (45,564)
   Proceeds from sale and maturity of investments                            17,084                75,174
                                                                          ---------             ---------
Net cash flows (used in) provided by investing activities                    44,321                (8,015)
                                                                          ---------             ---------



                             See accompanying notes

Advantica Restaurant Group, Inc.
Statements of Consolidated Cash Flows (Continued)
(Unaudited)

                                                                        Three Quarters      Three Quarters
                                                                            Ended                Ended
                                                                      September 27, 2000   September 29, 1999
                                                                      ------------------   ------------------
(In thousands)
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                                 $  12,600             $      --
   Long-term debt payments                                                 (179,405)              (40,491)
   Debt transaction costs                                                      (519)                 (350)
   Bank overdrafts                                                           (5,805)               (7,230)
                                                                          ---------             ---------
Net cash flows used in financing activities                                (173,129)              (48,071)
                                                                          ---------             ---------

Decrease in cash and cash equivalents                                      (153,257)             (106,372)
Cash and Cash Equivalents at:
   Beginning of period                                                      165,828               158,183
                                                                          ---------             ---------
   End of period                                                          $  12,571             $  51,811
                                                                          =========             =========

                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements
September 27, 2000

(Unaudited)

Note 1.  General

Advantica Restaurant Group, Inc. ("Advantica" or, together with its subsidiaries including predecessors, the "Company"), through its wholly owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. ("FRD") (and their respective subsidiaries), owns and operates the Denny's, Coco's and Carrows restaurant brands. At September 27, 2000, the Company has accounted for FRD as a discontinued operation in its consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). See Note 2.

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 1999 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 1999 Annual Report on Form 10-K. The results of operations for the three quarters ended September 27, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 27, 2000.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  Discontinued Operations

During the first quarter of 2000, the Company announced a plan to explore the possible sale of FRD, its wholly owned subsidiary which operates the Company's Coco's and Carrows restaurants. Due to the Company's progress in the sale process, the Company began accounting for FRD as a discontinued operation in the second quarter. The financial statements presented herein have been reclassified for all periods to reflect FRD as a discontinued operation, and in accordance with APB 30, FRD's results from operations subsequent to the date that FRD was identified as a discontinued operation (the "measurement date") have been included as a component of net liabilities held for sale in the accompanying Consolidated Balance Sheets.

On December 29, 1999, the Company consummated the sale of its wholly owned subsidiary, El Pollo Loco, Inc. ("EPL"). The Statements of Consolidated Operations and Cash Flows presented herein for the quarter and three quarters ended September 29, 1999 reflect EPL as a discontinued operation in accordance with APB 30.

Revenue and operating income of the discontinued operations for the reported periods are as follows:

                                          Quarter               Quarter           Three Quarters        Three Quarters
                                           Ended                 Ended                 Ended                 Ended
                                    September 27, 2000    September 29, 1999    September 27, 2000    September 29, 1999
                                    ------------------    ------------------    ------------------    ------------------
(In millions)
REVENUE
FRD                                       $90.9                 $ 98.0                 $279.4                $292.2
EPL                                         ---                   38.5                    ---                 107.1
                                          -----                 ------                 ------                ------
                                          $90.9                 $136.5                 $279.4                $399.3
                                          =====                 ======                 ======                ======

OPERATING (LOSS) INCOME
FRD                                       $(4.3)                $ (4.2)                $ (8.7)               $(19.8)
EPL                                         ---                    1.2                    ---                   4.6
                                          -----                 ------                 ------                ------
                                          $(4.3)                $ (3.0)                $ (8.7)               $(15.2)
                                          =====                 ======                 ======                ======


The financial position of FRD at September 27, 2000 and December 29, 1999 is reported in the Consolidated Balance Sheets as "Net liabilities of discontinued operations" and consists of the following:


(In thousands)                                                       September 27, 2000     December 29, 1999
                                                                     ------------------     -----------------
Assets
Current assets                                                            $  12,212             $  19,885
Property owned, net                                                         102,168               111,669
Other assets                                                                 95,053               100,320
                                                                          ---------             ---------
                                                                            209,433               231,874
                                                                          ---------             ---------
Less liabilities
Current liabilities                                                          88,993                57,106
Long-term liabilities                                                       189,831               228,747
                                                                          ---------             ---------
Total liabilities                                                           278,824               285,853
                                                                          ---------             ---------
Net liabilities of discontinued operations                                $ (69,391)            $ (53,979)
                                                                          =========             =========

On May 14, 1999, FRD and certain of its operating subsidiaries entered into a new $70 million credit facility (the "FRD Credit Facility"). The FRD Credit Facility, which is guaranteed by Advantica, consists of a $30 million term loan and a $40 million revolving credit facility and matures in May 2003. Such facility is unavailable to Advantica and its other subsidiaries. FRD has entered into an amendment with the lenders under the FRD Credit Facility which, among other things, provides for a waiver of compliance with certain third quarter financial covenants until January 8, 2001. If the FRD sales process is not completed by January 8, 2001, the Company may be required to seek an additional waiver or negotiate other arrangements with its lenders. No assurance can be given that the Company will be able to obtain such additional waiver or to negotiate such other arrangements on commercially reasonable terms or otherwise, if needed. A default under the FRD Credit Facility, if not adequately resolved, could give the lenders under the FRD Credit Facility the ability to exercise their rights under the Advantica guarantee. As a result, the outstanding term loan borrowings of $30.0 million have been reclassified as current debt. The Company believes, however, that it will be able to successfully complete the FRD sale process or negotiate other arrangements with its lenders.

Note 3.  Debt

On March 31, 2000, the Company deposited $100 million with The Chase Manhattan Bank ("Chase"), which equaled the then outstanding principal amount of the mortgage notes secured by a pool of cross-collateralized mortgages on the land, buildings, equipment and improvements of 239 Denny's restaurant properties (the "Denny's Mortgage Notes"). Such deposit was required under the terms and conditions of Advantica's $200 million senior secured revolving credit facility (as amended to date, the "Advantica Credit Facility"). During the quarter ended June 28, 2000, the Company used a portion of the funds held in escrow to repurchase $5.0 million in aggregate principal amount of these notes. On July 12, 2000, the Company used the remaining funds to repay in full the outstanding balance of the Denny's Mortgage Notes.

Note 4.  Restructuring and Impairment

In late 1999, the Company's management and Board began an extensive review of the Company's operations and structure. Based on its review, in February 2000, the Company announced that its strategic direction would focus primarily on its Denny's brand. At that time, management began the implementation of a restructuring plan focused on (1) streamlining its overhead structure by merging corporate administrative functions with the Denny's organization and (2) becoming a more franchised-based operation by refranchising a significant number of its Denny's units over the next several years.

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

Charges attributable to the restructuring plan are comprised of the following:

Restructuring:
Severance and outplacement costs                               $ 3,713
Operating lease liabilities for closed stores                      909
                                                               -------
                                                                 4,622
                                                               -------
Impairment:
Acquired software costs                                          1,896
Capitalized construction costs                                     730
                                                               -------
                                                                 2,626
                                                               -------
                                                               $ 7,248
                                                               =======

Approximately $5.1 million of the restructuring and impairment charges represent cash charges of which approximately $3.3 million was paid through September 27, 2000.

Note 5.  Acquisitions

During 2000, Denny's, Inc., a wholly owned subsidiary of the Company, purchased 59 Denny's franchise restaurants from Olajuwon Holdings, Inc. ("OHI"), a bankrupt franchisee. The purchases were made with the approval of the bankruptcy court and other parties having an interest in OHI bankruptcy estate. Denny's, Inc. separately reacquired 3 other restaurants from affiliated franchisees of OHI. The acquisitions of these units have been accounted for under the purchase method of accounting. The purchase price of approximately $16.4 million, consisting of cash of approximately $4.5 million, the forgiveness of debt of $1.4 million and the assumption of capital leases and other liabilities of $10.5 million, exceeded the estimated fair value of the restaurants' identifiable net assets by approximately $10.2 million. This excess has been reflected as goodwill in the accompanying consolidated financial statements.

The Company is in the process of identifying which units will ultimately be retained, sold or closed. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

Note 6.  Comprehensive Income (Loss)
         ---------------------------

The Company's comprehensive income (loss) for the periods indicated is as follows:

                                                     Quarter               Quarter           Three Quarters        Three Quarters
                                                      Ended                 Ended                 Ended                 Ended
                                               September 27, 2000    September 29, 1999    September 27, 2000    September 29, 1999
                                               ------------------    ------------------    ------------------    ------------------
(In thousands)
Net loss                                            $ (7,277)             $(45,215)             $(73,221)             $(148,101)
Other comprehensive income (loss):
  Foreign currency translation adjustment                (87)                  (53)                  (42)                   (84)
                                                    --------              --------              --------              ---------
Comprehensive income (loss)                         $ (7,364)             $(45,268)             $(73,263)             $(148,185)
                                                    ========              ========              ========              =========


Note 7.  Loss Per Share Applicable to Common Shareholders

The calculations of basic and diluted loss per share have been based on the weighted average number of Advantica shares outstanding. Because of the loss from continuing operations for the quarters and three quarters ended September 27, 2000 and September 29, 1999, warrants and options of the Company have been omitted from the calculation of weighted average dilutive shares.

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

                                                     Quarter               Quarter           Three Quarters        Three Quarters
                                                      Ended                 Ended                 Ended                 Ended
                                               September 27, 2000    September 29, 1999    September 27, 2000    September 29, 1999
                                               ------------------    ------------------    ------------------    ------------------

(In millions)
REVENUE

Revenue from continuing operations                  $302.6                $313.8                $ 883.2                $ 909.9
                                                    ======                ======                =======                =======

Revenue from discontinued operations:
    Coco's                                          $ 51.8                $ 56.1                $ 161.3                $ 168.2
    Carrows                                           39.1                  41.9                  118.1                  124.0
                                                    ------                ------                -------                -------
Total revenue from discontinued operations          $ 90.9                $ 98.0                $ 279.4                $ 292.2
                                                    ======                ======                =======                =======

EBITDA AS DEFINED

EBITDA as defined from continuing operations        $ 52.0                $ 45.1                $ 129.0                $ 110.0
Depreciation and amortization expense                (38.6)                (59.4)                (115.6)                (156.1)
Restructuring and impairment charges                   ---                   ---                   (7.2)                   ---
Other expenses:
   Interest expense, net                             (20.6)                (21.2)                 (62.3)                 (60.9)
   Other, net                                          0.4                   0.7                    1.4                   (0.3)
                                                    ------                ------                -------                -------
Consolidated loss from continuing operations
   before income taxes                              $ (6.8)               $(34.8)               $(54.7)                $(107.3)
                                                    ======                ======                ======                 =======

EBITDA as defined from discontinued operations:

   Coco's                                           $  3.8                $  6.4                $ 15.5                 $  19.2
   Carrows                                             3.3                   5.6                  11.2                    13.2
                                                    ------                ------                ------                 -------
Total EBITDA as defined from discontinued
   operations                                       $  7.1                $ 12.0                $ 26.7                 $  32.4
                                                    ======                =======               ======                 =======


Note 9.  SFAS 133 and SFAS 138 Implementation

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. Advantica has appointed a team to implement SFAS 133 for the entire company. This team has been implementing a SFAS 133 risk management process, educating both financial and nonfinancial personnel, reviewing contracts to identify derivatives and embedded derivatives and addressing various other SFAS 133-related issues. Advantica will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of September 27, 2000 and the results of operations for the quarter and three quarters ended September 27, 2000 compared to the quarter and three quarters ended September 29, 1999. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica and its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, in Management's Discussion and Analysis of Financial Condition and Result of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 29, 1999 and in Exhibit 99.1 thereto.

RESTAURANT UNIT ACTIVITY

The table below summarizes restaurant unit activity for the quarter ended September 27, 2000.


                               Ending                                               Ending          Ending
                                Units         Units       Net           Units        Units           Units
                              June 28,       Opened/     Units          Sold/     September 27,  September 29,
                                2000        Acquired  Refranchised     Closed        2000            1999
                            ------------    --------  ------------   -----------  -------------  -------------
Denny's
   Company-owned units            833            1          (39)          (11)          784           869
   Franchised units               942           36           39            (4)        1,013           879
   Licensed units                  18            1           --            --            19            17
                               ------       ------       ------        ------        ------        ------
                                1,793           38           --           (15)        1,816         1,765
                               ------       ------       ------        ------        ------        ------

Discontinued Operations:
Coco's
   Company-owned units            144           --           --            --           144           150
   Franchised units                34            2           --            --            36            34
   Licensed units                 301            2           --            (3)          300           305
                               ------       ------       ------        ------        ------        ------
                                  479            4           --            (3)          480           489
                               ------       ------       ------        ------        ------        ------

Carrows
   Company-owned units            116           --           --            --           116           120
   Franchised units                28            1           --            (1)           28            28
                               ------       ------       ------        ------        ------        ------
                                  144            1           --            (1)          144           148
                               ------       ------       ------        ------        ------        ------
                                2,416           43           --           (19)        2,440         2,402
                               ======       ======       ======        ======        ======        ======

RESULTS OF OPERATIONS

Quarter Ended September 27, 2000 Compared to Quarter Ended September 29, 1999
-----------------------------------------------------------------------------

The Company's CONSOLIDATED REVENUE for the third quarter of 2000 decreased $11.2 million (3.6%) compared to the third quarter of 1999. Denny's experienced a 1.4% increase in same-store sales for the quarter; however, company restaurant sales decreased $15.1 million. This decrease is primarily due to a net 85-unit decrease in company-owned restaurants, consistent with the Company's strategy to reduce its portfolio of company-owned Denny's restaurants. FRANCHISE AND LICENSING REVENUE increased $3.9 million (23.9%), primarily attributable to a net 136-unit increase in franchised and licensed units.

CONSOLIDATED OPERATING EXPENSES decreased $38.9 million (11.8%) compared to the prior year quarter. Excluding the impact of an $11.9 million decrease in amortization of excess reorganization value, an $8.9 million decrease in depreciation and other amortization and a $12.5 million increase in refranchising gains, operating expenses decreased $5.6 million. The majority of this decrease represents a reduction in the costs of company restaurant sales driven by the decrease in the number of company-owned restaurants. As a percentage of sales, cost of company restaurant sales increased primarily due to higher payroll costs, commodity costs and repairs and maintenance expenses. Franchise margins improved primarily due to strong franchise revenue growth in the current quarter. General and administrative expenses benefited from reduced corporate overhead and information systems costs. The decrease in depreciation expense results from asset retirements related to the restaurants reimaged in 1999. Such retirements are recorded as a component of depreciation expense. The decrease was partially offset by higher depreciation expense resulting from asset additions throughout 1999 and 2000 related to the reimage program. The decrease in amortization of excess reorganization value from the prior year quarter resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

The Company's consolidated EBITDA AS DEFINED increased $6.9 million (15.2%) compared to the prior year quarter. This increase is a result of the factors noted in the preceding paragraphs, excluding the change in depreciation and amortization expense.

CONSOLIDATED OPERATING INCOME for the third quarter of 2000 was $13.4 million compared to an operating loss of $14.3 million for the third quarter of 1999, primarily as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $20.6 million for the third quarter of 2000, an decrease of $0.6 million compared to the prior year quarter. Excluding the effect of $1.8 million of interest expense allocated to discontinued operations in the prior year, interest expense, net, decreased $2.4 million. This decrease primarily resulted from the repayment of the Denny's Mortgage Notes in 2000.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the quarter ended September 27, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 7.0% for the quarter ended September 27, 2000 compared to an income tax benefit reflecting an approximate rate of (0.9)% for the quarter ended September 29, 1999. The change is due to the decrease in the Company's loss before taxes in the current year quarter and to the change in management's estimate of the annual effective income tax rate for the third quarter of 2000 compared to the third quarter of 1999.

The Statements of Consolidated Operations and Cash Flows presented herein for the quarters ended September 27, 2000 and September 29, 1999 reflect FRD as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating loss of FRD for the quarters ended September 27, 2000 and September 29, 1999 were $90.9 million and $4.3 million and $98.0 million and $4.2 million, respectively. In accordance with APB 30, FRD's net loss of $10.4 million for the quarter ended September 27, 2000, which was incurred subsequent to the measurement date, is included as a component of net liabilities held for sale. Additionally, the Statements of Consolidated Operations and Cash Flows presented herein for the quarter ended September 29, 1999 reflect EPL as a discontinued operation. EPL's revenue and operating income for the quarter ended September 29, 1999 were $38.5 million and $1.2 million, respectively.

NET LOSS was $7.3 million for the third quarter of 2000 compared to a net loss of $45.2 million for the third quarter of 1999, primarily as a result of the factors discussed above.

Three Quarters Ended September 27, 2000 Compared to Three Quarters Ended September 29, 1999
--------------------------------------------------------------------------------

The Company's CONSOLIDATED REVENUE for the three quarters ended September 27, 2000 decreased $26.7 million (2.9%) compared to the three quarters ended September 29, 1999. Denny's experienced a 1.6% increase in same-store sales for the period; however, company restaurant sales decreased $36.3 million. This decrease is primarily due to a net 85-unit decrease in company-owned restaurants, consistent with the Company's strategy to reduce its portfolio of company-owned Denny's restaurants. FRANCHISE AND LICENSING REVENUE increased $9.6 million, primarily attributable to a net 136-unit increase in franchised and licensed units.

CONSOLIDATED OPERATING EXPENSES decreased $79.0 million (8.3%) compared to the prior year period. Excluding the impact of a $34.9 million decrease in amortization of excess reorganization value, a $5.6 million decrease in depreciation and other amortization, $7.2 million of restructuring and impairment charges in the current year period and a $26.6 million increase in refranchising gains, operating expenses decreased $19.1 million. The majority of this decrease represents a reduction in the costs of company restaurant sales driven by the decrease in the number of company-owned restaurants. As a percentage of sales, cost of company restaurant sales increased due primarily to higher payroll, commodity and advertising expenses. Franchise margins improved due to strong franchise revenue growth. General and administrative expenses benefited from reduced corporate overhead and information system costs and from a nonrecurring payroll tax adjustment. The decrease in depreciation expense results from asset retirements related to the restaurants reimaged in 1999. Such retirements are recorded as a component of depreciation expense. The decrease was partially offset by higher depreciation expense resulting from asset additions throughout 1999 and 2000 related to the reimage program. The decrease in amortization of excess reorganization value from the prior year period resulted from an impairment charge to reorganization value recorded in the fourth quarter of 1999.

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

The Company's consolidated EBITDA AS DEFINED increased $19.0 million (17.3%) compared to the prior year period. This increase is a result of the factors noted in the preceding paragraphs, excluding the restructuring and impairment charges and the change in depreciation and amortization expense.

CONSOLIDATED OPERATING INCOME for the period was $6.2 million compared to an operating loss of $46.1 million for the prior year period, primarily as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $62.3 million for the three quarters ended September 27, 2000, an increase of $1.4 million compared to the prior year period. Excluding the effect of $5.5 million of interest expense allocated to discontinued operations in the prior year, interest expense, net, decreased $4.1 million. This decrease primarily resulted from the effects of the repayment of Denny's Mortgage Notes in 2000 partially offset by an increase related to Advantica Credit Facility borrowings.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the three quarters ended September 27, 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 2.1% for the three quarters ended September 27, 2000 compared to an income tax benefit reflecting an approximate rate of (1.2)% for the three quarters ended September 29, 1999.

The Statements of Consolidated Operations and Cash Flows presented herein for the three quarters ended September 27, 2000 and September 29, 1999 reflect FRD as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating loss of FRD for the three quarters ended September 27, 2000 and September 29, 1999 were $279.4 million and $8.7 million and $292.2 million and $19.8 million, respectively. In accordance with APB 30, FRD's net loss of $10.4 million for the quarter ended September 27, 2000, which was incurred subsequent to the measurement date, is included as a component of net liabilities held for sale. Additionally, the Statements of Consolidated Operations and Cash Flows presented herein for the three quarters ended September 29, 1999 reflect EPL as a discontinued operation. EPL's revenue and operating income for the three quarters ended September 29, 1999 were $107.1 million and $4.6 million, respectively.

NET LOSS was $73.2 million for the three quarters ended September 27, 2000 compared to a net loss of $148.1 million for the three quarters ended September 29, 1999, primarily as a result of the factors discussed above.

Restaurant Operations


Denny's
                                                         Quarter Ended                          Three Quarters Ended
                                          -----------------------------------------  -----------------------------------------
                                          September 27,   September 29,   Increase/  September 27,   September 29,   Increase
                                              2000            1999       (Decrease)      2000            1999       (Decrease)
                                           ---------       ---------     ----------   ---------       ---------     ----------
Total systemwide sales (in millions)       $   592.7       $   569.4         4.1%     $ 1,681.2       $ 1,613.0         4.2%

Average unit sales:
   Company-owned                             349,500         340,800         2.6%     1,012,300         985,900         2.7%
   Franchise                                 314,500         307,200         2.4%       883,700         858,900         2.9%

Same-store sales increase (company-owned)       1.4%            1.4%                       1.6%            3.0%



LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2000 and December 29, 1999, the Company had working capital deficits, exclusive of net liabilities of discontinued operations, of $175.7 million and $197.0 million, respectively. The decrease in deficit relates primarily to Denny's refranchising activity. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

On March 31, 2000, the Company deposited $100 million with Chase, which equaled the then outstanding principal amount of the Denny's Mortgage Notes. Such deposit was required under the terms and conditions of the Advantica Credit Facility. During the quarter ended June 28, 2000, the Company used a portion of the funds held in escrow to repurchase $5.0 million in aggregate principal amount of these notes. On July 12, 2000, the Company used the remaining funds to repay in full the outstanding balance of the Denny's Mortgage Notes. The repayment or refinancing of the Denny's Mortgage Notes was required to maintain the Advantica Credit Facility in effect and available to the Company.

The Advantica Credit Facility provides to the Company (excluding FRD) a working capital and letter of credit facility of up to $200 million. At September 27, 2000, the Company had outstanding working capital advances of $12.6 million and letters of credit outstanding of $67.3 million under the Advantica Credit Facility, leaving a net availability of $120.1 million.

At September 27, 2000, FRD had $30.0 million outstanding term loan borrowings, working capital borrowings of $11.8 million and letters of credit outstanding of $16.3 million under the FRD Credit Facility, leaving a net availability of $11.9 million. FRD has entered into an amendment with the lenders under the FRD Credit Facility which, among other things, provides for a waiver of compliance with certain third quarter financial covenants until January 8, 2001. If the FRD sales process is not completed by January 8, 2001, the Company may be required to seek an additional waiver or negotiate other arrangements with its lenders. No assurance can be given that the Company will be able to obtain such additional waiver or to negotiate such other arrangements on commercially reasonable terms or otherwise, if needed. A default under the FRD Credit Facility, if not adequately resolved, could give the lenders under the FRD Credit Facility the ability to exercise their rights under the Advantica guarantee. The Company believes, however, that it will be able to successfully complete the FRD sale process or negotiate other arrangements with its lenders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at September 27, 2000 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 29, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

One current and two former managers of Denny's restaurant units initiated, in the Superior Court of Los Angeles County, California, a class action lawsuit seeking, among other things, overtime compensation. The action was originally filed on September 2, 1997. The suit alleged that Denny's requires its managers to work more than 50% of their time performing nonmanagement related tasks, thus entitling them to overtime compensation. Denny's contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. During the third quarter of 2000, the parties reached an agreement to resolve the claims of individuals who were employed as managers of Denny's in California between September 2, 1994 and July 21, 2000. While continuing to deny liability, the Company elected to resolve the case to avoid the expense of continued litigation and the risk of loss. The total settlement of $4.0 million was approved by the Court on October 27, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       The following are included as exhibits to this report:

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
  27     Financial Data Schedule for the nine months ended September 27, 2000.

----------------------------------

b.       No reports on Form 8-K were filed during the quarter ended
         September 27, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADVANTICA RESTAURANT GROUP, INC.




Date:    November 13, 2000             By:      /s/Rhonda J. Parish
                                            ------------------------------------
                                            Rhonda J. Parish
                                            Executive Vice President,
                                            General Counsel and Secretary





Date:    November 13, 2000             By:      /s/Ronald B. Hutchison
                                            ------------------------------------
                                            Ronald B. Hutchison
                                            Executive Vice President and
                                            Chief Financial Officer