Form 10-K405
period 2000-12-27
ADVANTICA RESTAURANT GROUP INC
filed 2001-03-27
CIK 852772

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

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2000
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ----------

Commission file number 0-18051

                        ADVANTICA RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                     13-3487402
              (State or other jurisdiction of                                       (I.R.S. employer
               incorporation or organization)                                    identification number)
                    203 EAST MAIN STREET                                               29319-9966
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

                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $16,880,230 as of March 1, 2001, based upon the closing sales price of registrant's Common Stock on that date of $0.88 per share.

As of March 1, 2001, 40,143,025 of registrant's Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
Item 1.             Business                                                            1
Item 2.             Properties                                                          7
Item 3.             Legal Proceedings                                                   8
Item 4.             Submission of Matters to a Vote of Security Holders                 9

PART II
Item 5.             Market for Registrant's Common Equity and Related                   9
                    Stockholder Matters
Item 6.             Selected Financial Data                                             9
Item 7.             Management's Discussion and Analysis of Financial Condition        12
                    and Results of Operations
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk         18
Item 8.             Financial Statements and Supplementary Data                        18
Item 9.             Changes in and Disagreements with Accountants on Accounting        18
                    and Financial Disclosure

PART III
Item 10.            Directors and Executive Officers of the Registrant                 18
Item 11.            Executive Compensation                                             19
Item 12.            Security Ownership of Certain Beneficial Owners and                19
                    Management
Item 13.            Certain Relationships and Related Transactions                     19

PART IV
Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form       20
                    8-K

INDEX TO FINANCIAL STATEMENTS                                                         F-1

SIGNATURES

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K (see Exhibit 99 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995). Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Advantica Restaurant Group, Inc. ("Advantica" and, together with its subsidiaries, including predecessors, the "Company") is one of the largest restaurant companies in the United States, operating (directly and through franchisees) more than 1,800 Denny's restaurants and approximately 480 Coco's and 140 Carrows restaurants.

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

In late 1999, the Company's management and board of directors, assisted by outside advisors, began an extensive review of the Company's operations and structure. In February 2000, the Company began to implement its "One Company, One Brand" strategy which focused its direction primarily on the Denny's concept. This strategy included efforts to move toward a more franchised-based operation and actions to streamline its overhead structure by merging corporate administrative functions with the Denny's organization. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Operations" and Note 7 to the accompanying Consolidated Financial Statements for more information regarding the implementation of this strategy. As part of this strategy, during the first quarter of 2000, the Company also began exploring the possible sale or recapitalization of its Coco's and Carrows concepts, which operate under Advantica's wholly owned subsidiary, FRD Acquisition Co. ("FRD"). As a result, the Company began accounting for FRD as a discontinued operation in the second quarter of 2000 and continued to market for divestiture its Coco's and Carrows concepts throughout the balance of 2000 and into the first quarter of 2001. See Note 4 to the accompanying Consolidated Financial Statements for additional information. On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the Bankruptcy Code. See "Legal Proceedings" and Note 20 to the accompanying Consolidated Financial Statements for additional information.

RESTAURANT OPERATIONS

Denny's, "America's Original Breakfast Diner," is the nation's largest family-style restaurant chain in the full-service mid-scale segment in terms of market share, number of units and U.S. systemwide sales. At December 27, 2000, Denny's restaurants operated in all 50 states, the District of Columbia, two U.S. territories and five foreign countries, with concentrations in California (22% of total restaurants), Florida (11%) and Texas (9%). Denny's restaurants are designed to provide a "dining value" with moderately priced food, friendly and efficient service and a pleasant atmosphere. The Company believes that Denny's benefits from its generally strong market position and consumer recognition. In addition, Denny's may benefit from the demographic trend of aging baby boomers and the growing population of senior citizens. The largest percentage of mid-scale customers is in the 35 years and older age category.

Denny's restaurants generally are open 24 hours a day, 7 days a week. Denny's restaurants offer traditional family fare (including breakfast items, hamburgers, sandwiches, steaks and chicken), and provide both counter and table service.

Denny's sales are evenly distributed across each of its dayparts; however, breakfast items account for the majority of Denny's sales. In 2000, Denny's company-owned restaurants had an average guest check of $6.45 and average sales of $1.3 million. Denny's employed approximately 32,400 people at December 27, 2000.

The Company has taken strides to improve each component of the dining value formula. In 2000, Denny's continued heavy promotion of its themed, higher-quality products such as "All-Star Slams," "America's Favorite Omelets," "Major League Burgers" and "Signature Skillets." Denny's also continued to offer its popular Grand Value menus, which feature value-priced items for breakfast and lunch. These products are supported through television advertising and restaurant-based media including special menus, posters and window clings.

In 2000, Denny's continued its development of a comprehensive restaurant scorecard and implemented initiatives to address the customer service component of its dining value formula. Company-owned restaurants began collecting customer input on their dining experiences via an interactive customer response survey. From each company-owned restaurant, a random sample of customers is selected and offered the opportunity to call a toll-free number to provide feedback on their dining experience. Customers give their feedback about performance on a number of items relating to the overall service experience. Monthly reports are provided to individual restaurants, which help restaurant managers focus on specific areas that may improve customers' service perceptions. Delivering outstanding customer service will continue to be the main focus of Denny's operations management in the coming year.

The Company implemented the "Denny's Diner 2000" remodel program in 140 company-owned restaurants in 1999. In 2000, the Company developed a lower cost reimage alternative for the 37 units it remodeled during the year. Management believes that this alternative will appeal to existing and new franchisees and is integral to the completion of the reimaging program systemwide.

During 2000, Denny's also opened 6 new company-owned units and 84 new franchised/licensed units (including the 37 units mentioned above). Management believes that over the last five years Denny's has opened more new units (company-owned and franchised units combined) than any competitor in the mid-scale segment. Denny's also acquired 68 units from franchisees during the year.

Denny's continues to supplement its franchise development efforts by selling company-owned units to franchisees. During 2000, the Company sold 148 company-owned units to franchisees. Over the next several years, the Company plans on continuing its refranchising efforts as part of the Company's strategy to become a more franchised-based operation. Of the 1,822 Denny's restaurants operating at December 27, 2000, 1,067 (59%) were franchised units. The initial fee for a single Denny's franchise is $35,000, and the current royalty payment is 4% of gross sales.

OPERATIONS

The Company believes that successful execution of basic restaurant operations in each of its Denny's restaurants is critical to its success. Accordingly, significant effort is devoted to ensuring that all restaurants offer quality food and service. Through a network of division, region, area and restaurant level managers, the Company standardizes specifications for the preparation and efficient service of quality food, the maintenance and repair of its premises and the appearance and conduct of its associates. Major emphasis is placed on the proper preparation and delivery of the product to the consumer and on the cost-effective procurement and distribution of quality products.

A principal feature of Denny's restaurant operations is the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities. Region and area managers have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

Denny's maintains a training program for associates and restaurant managers. General managers and restaurant managers receive training at specially designated training units. Areas of training for managers include customer interaction, kitchen management and food preparation, data processing and cost control techniques, equipment and building maintenance and leadership skills. Video training tapes demonstrating various restaurant job functions are located at each restaurant location and are viewed by associates prior to a change in job function or before using new equipment or procedures.

Denny's also regularly evaluates its menu. New products are developed in the Company's test kitchen and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets. A successful menu item is then incorporated into the restaurant system. While research and development activities are important to the Denny's business, amounts expended for these activities are not significant.

Financial and management control is facilitated in all of the Denny's restaurants by the use of POS systems which transmit detailed sales reports, payroll data and periodic inventory information for management review. In addition, the Company intends to roll out a new intranet, which will provide additional functionality over the current management system and will be used by restaurant management to access information and reports more quickly and accurately. Future intranet functions may include on-line supply ordering and employee self-service tools.

ADVERTISING

The Company uses an integrated advertising process to promote its concepts, including media, menu pricing strategy, interior/exterior building design, style of service and specialized promotions to help differentiate Denny's from its competitors. Media advertising is primarily product oriented, generally featuring high-margin new promotional entrees presented and priced to convey high value. Such advertising is conducted through national and local television advertising as well as radio, outdoor and print advertising depending on the target market. Denny's integrated advertising approach reaches out to all consumers. Relevant messages are created to target general markets, African American markets and Hispanic markets. Community outreach programs extend media sponsorships designed to enhance diversity efforts. Sophisticated consumer marketing research techniques are used to measure customer satisfaction and customers' evolving expectations.

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

In connection with the 1995 sale of its distribution subsidiary, Proficient Food Company ("PFC"), to Meadowbrook Meat Company ("MBM"), the Company entered into an eight-year distribution agreement with MBM, subsequently extended to September 7, 2005, under which PFC/MBM will continue to distribute and supply certain products and supplies to Denny's restaurants. There are no volume requirements relative to these agreements; however, the products named therein must be purchased through PFC/MBM unless they are unable to make delivery within a reasonable period. The Company purchases approximately 85% of its restaurant products and supplies from PFC/MBM. During the third quarter of 1996, the Company sold its two food processing systems, Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's (hereinafter collectively referred to as "PTF"), in two separate transactions. In conjunction with these sales, the Company entered into five-year purchasing agreements with the acquirers under which the Company is required to purchase certain minimum annual volumes. If such volumes are not purchased, the agreements provide for the payment of penalties. The purchasing agreement related to Mother Butler Pies expires on July 31, 2001 and the purchasing agreement related to Portion-Trol Foods, Inc. expires on December 31, 2001.

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

TRADEMARKS AND SERVICE MARKS

The Company, either directly or through wholly owned subsidiaries, has certain trademarks and service marks registered with the United States Patent and Trademark office and in international jurisdictions, including Denny's and Grand Slam Breakfast. The Company considers its trademarks and service marks important to the identification of its restaurants and believes they are of material importance to the conduct of its business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from 5 to 20 years. The Company generally intends to renew trademarks and service marks which come up for renewal. The Company owns or has rights to all trademarks it believes are material to its restaurant operations. In addition, the Company has registered various domain names on the Internet that incorporate certain of its trademarks and service marks, and believes these domain name registrations are an integral part of its identity. From time to time, the Company may become involved in litigation to defend and protect its use of its intellectual property.

COMPETITION

The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants, and other miscellaneous establishments. Full-service restaurants include the midscale, casual dining and upscale (fine dining) segments. A large portion of midscale business comes from three categories -- family style, family steak and cafeteria -- and is characterized by complete meals, menu variety and moderate prices ($5 to $8 average check). The family style category, which includes Denny's, consists of a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8 to $16 average check) and generally offers alcoholic beverages, includes a small number of national chains, regional chains and independent operators. The quick-service segment is characterized by lower average checks (generally $3 to $5), portable meals, fast service and convenience.

The quick-service segment accounts for the bulk of commercial restaurant industry traffic, but the full-service and quick-service segments of the industry currently have approximately equal revenues. Throughout the recent past, the midscale segment's traffic volumes have remained essentially flat. The family style category has shown increases in traffic over the past few years, while other midscale categories have shown mixed results.

The commercial restaurant industry is highly competitive, and competition among a few major companies that own or operate restaurant chains is especially intense, particularly in the family style segment. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety, and perceived value of their food offerings; the quality of their customer service; and the convenience and attractiveness of their facilities. Commercial restaurants have faced increased competition from other nontraditional suppliers of prepared meals over the recent past. A primary example of this competition is the increased availability of prepared meals available in many grocery outlets. Recent economic trends have also increased competition for qualified personnel at the restaurant level.

Management believes that Denny's has a number of primary competitive strengths including strong brand name recognition, well located restaurants, and market penetration, which has resulted in economies of scale in a variety of areas including advertising, purchasing, distribution and field supervision. Additionally, management believes that Denny's has competitive strengths in the value, variety, and quality of its food products, and in the quality and training of its employees. See Exhibit 99 to this Form 10-K for certain additional factors relating to the Company's competition in the restaurant industry.

ECONOMIC, MARKET AND OTHER CONDITIONS

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants in general and in particular areas, unfavorable trends affecting restaurant operations such as rising wage rates and utilities expenses and unfavorable trends in regional weather conditions.

GOVERNMENT REGULATIONS

The Company and its franchisees are subject to various local, state and federal laws and regulations governing various aspects of the restaurant business, including, but not limited to health, sanitation, environmental matters, safety, disabled persons' access to facilities, the sale of alcoholic beverages and hiring and employment practices. The operation of the Company's franchise system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. The Company believes it is in material compliance with applicable laws and regulations, but it cannot predict the effect on operations of the enactment of additional regulations in the future.

The Company is also subject to federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 27, 2000, a substantial number of the Company's employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase the Company's labor costs. This is especially true for the Company's operations in California, where there is no tip credit. The California minimum wage increased from $5.00 per hour to $5.75 per hour on March 1, 1998; it increased again to $6.25 per hour on January 1, 2001 and will increase to $6.75 per hour on January 1, 2002. Also, the United States Congress is considering a federal minimum wage increase to $6.15 per hour over a multiple-year time frame. Employers must pay the higher of the federal or state minimum wage. The Company has attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that the Company or its franchisees can continue to pass on such cost increases to its customers.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a material impact on the operations of the Company; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.

COMPLIANCE WITH CONSENT DECREES

On May 24, 1994, the Company entered into two consent decrees (the "Consent Decrees") resolving the class action litigation brought against Denny's, Inc. which alleged that Denny's, Inc. engaged in a pattern or practice of racial discrimination in violation of the Civil Rights Act of l964. The Company denied any wrongdoing. The Consent Decrees enjoined the Company from racial discrimination and required the Company to, among other things, implement certain employee training and testing programs and provide public notice of Denny's nondiscrimination policies.

Denny's has met all of its obligations under the Consent Decrees. On January 16, 2000, class counsel, together with counsel for the United States, submitted reports to the courts that entered the Consent Decrees reporting on the Company's completion of the requirements of the Consent Decrees and recommending the early dismissal of the Consent Decrees effective November 24, 2000. Praising the Company's leadership, counsel advised the courts that:

       ...Denny's has performed its obligations under the (Consent) Decrees in a highly commendable and exemplary manner, and has repeatedly gone beyond the strict requirements of the (Consent) Decrees to achieve the broader purposes of these historic settlements. Through a commitment of enormous resources and effort, Denny's has embraced racial and cultural diversity in its operations, demonstrated an admirable degree of leadership in addressing racial issues, and in doing so has set an example for other corporations to follow.

On January 23, 2001, the U.S. District Court for the District of Maryland issued an order dismissing one of the Consent Decrees. The Company is awaiting the dismissal of the second Consent Decree which is anticipated at any time.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to each executive officer of Advantica.

                           CURRENT PRINCIPAL OCCUPATION OR
NAME                 AGE   EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----                 ---   -------------------------------------------
James B. Adamson     53    Chairman of Advantica (1995-present); Chief Executive
                           Officer and President of Advantica (1995-February 2001);
                           Chief Executive Officer and President of Denny's
                           (2000-February 2001).
Janis S. Emplit      45    Senior Vice President and Chief Information Officer of
                           Advantica (1999-present); Vice President, Information
                           Systems of Advantica (1997-1998); Senior Director, Burger
                           King (1987-1997).
Andrew F. Green      45    Senior Vice President and Chief Financial Officer of
                           Denny's, Inc. (January 2001-present); Senior Vice President of Advantica (January 2001-present); Senior Vice President,
                           Planning and Corporate Controller of Advantica (1998-January
                           2001); Vice President, Planning and Corporate Controller of
                           Advantica (1997-1998); Vice President, Corporate Planning
                           and Risk Management of Advantica (1996-1997).
Ronald B. Hutchison  51    Executive Vice President and Chief Financial Officer of
                           Advantica (1998-present); Executive Vice President and Chief
                           Financial Officer of Denny's (2000-January 2001); Vice
                           President and Treasurer of Advantica (1995-1998).
James W. Lyons       46    Executive Vice President, Franchise and Development of
                           Denny's (2000-present); Senior Vice President, Franchise and
                           Development of Denny's (1998-2000); Vice President,
                           Franchise Development of Denny's (1997-1998); Vice
                           President, Franchise and Development Services of Burger King
                           (1995-1997).
Nelson J. Marchioli  51    Chief Executive Officer and President of Advantica and
                           Denny's (February 2001-present); President of El Pollo Loco,
                           Inc. (1997-February 2001); Executive Vice President and
                           Chief Operating Officer of Bruegger's Corporation
                           (1996-1997); Senior Vice President of Worldwide Supply for
                           Burger King Corporation (1995-1996).
Rhonda J. Parish     44    Executive Vice President of Advantica (1998-present);
                           General Counsel and Secretary of Advantica (1995-present);
                           Senior Vice President of Advantica (1995-1998).
Mark C. Smith        40    Vice President, Procurement and Distribution of Advantica
                           (January 2001-present); Senior Director, Procurement of
                           Advantica (1996-2000).
Linda G. Traylor     49    Senior Vice President, Human Resources of Advantica (January
                           2001-present); Vice President, Human Resources, Planning and
                           Development of Advantica (1995-2000).

Subsequent to year end, the Company announced that its board of directors had named Nelson J. Marchioli as president and chief executive officer of Advantica and Denny's. Mr. Marchioli assumed his new position on February 5, 2001. James
B. Adamson will continue as chairman of the board of directors through his planned retirement at the end of 2001. Also subsequent to year end, the Company announced that Ronald B. Hutchison resigned as executive vice president and chief financial officer of Denny's. At the request of the board of directors, Mr. Hutchison has agreed to remain in the same capacity at Advantica through the divestiture of the Company's Coco's and Carrows concepts. Replacing him as chief financial officer of Denny's is Andrew F. Green, former senior vice president of planning and corporate controller of Advantica, who assumed the position on February 5, 2001.

EMPLOYEES

At December 27, 2000, the Company had approximately 32,700 employees, none of whom are subject to collective bargaining agreements. Many of the Company's restaurant employees work part time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, the Company experiences a high level of turnover among its restaurant employees. The Company has experienced no significant work stoppages and considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

Most Denny's restaurants are free-standing facilities, with property sizes averaging 42,000 square feet. The restaurant buildings average 4,800 square feet, allowing them to accommodate an average of 140 guests. The number and location of the Company's restaurants as of December 27, 2000 are presented below:

                                                                                FRANCHISED/
                               STATE/COUNTRY            OWNED                    LICENSED
                               -------------            -----                   -----------
                               Alabama                     3                           2
                               Alaska                     --                           4
                               Arizona                    28                          50
                               Arkansas                    1                           9
                               California                181                         212
                               Colorado                   11                          25
                               Connecticut                --                           8
                               District of Columbia       --                           1
                               Delaware                    3                          --
                               Florida                    72                         136
                               Georgia                    --                          32
                               Hawaii                      4                           3
                               Idaho                      --                           6
                               Illinois                   41                          22
                               Indiana                     2                          29
                               Iowa                       --                           5
                               Kansas                     --                          11
                               Kentucky                   12                           6
                               Louisiana                   5                           8
                               Maine                      --                           8
                               Maryland                   12                          20
                               Massachusetts               1                           7
                               Michigan                   31                           4
                               Minnesota                   4                          15
                               Mississippi                 2                           1
                               Missouri                   11                          37
                               Montana                    --                           6
                               Nebraska                   --                           4
                               Nevada                     10                           9
                               New Hampshire              --                           3
                               New Jersey                  7                           8
                               New Mexico                  2                          19
                               New York                   52                          13
                               North Carolina              4                          12
                               North Dakota               --                           3
                               Ohio                       35                          16
                               Oklahoma                    5                          25
                               Oregon                      5                          22
                               Pennsylvania               43                           8
                               Rhode Island               --                           1
                               South Carolina             12                           6
                               South Dakota               --                           3
                               Tennessee                   6                           7
                               Texas                      70                          99
                               Utah                       --                          22
                               Vermont                    --                           2
                               Virginia                   13                          17
                               Washington                 26                          45
                               West Virginia              --                           3
                               Wisconsin                  12                           9
                               Wyoming                    --                           2
                               Guam                       --                           2
                               Puerto Rico                --                          12
                               Canada                     10                          38
                               Other International        --                           9
                                                         ---                       -----
                                 Total                   736                       1,086
                                                         ===                       =====

Of the 736 restaurants operated by the Company as of December 27, 2000, the Company owned the land and building of 187, owned the building and leased the land of 27, and leased both the land and building of 522.

In addition to the restaurants, the Company owns an 18-story, 187,000 square foot office tower in Spartanburg, South Carolina, which serves as its corporate headquarters. The Company's corporate offices currently occupy approximately 15 floors of the tower, with the balance leased to others.

See Note 11 to the accompanying Consolidated Financial Statements for information concerning encumbrances on certain properties of the Company.

ITEM 3. LEGAL PROCEEDINGS

On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, Case No. 01-0436 PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. FRD is the debtor-in-possession in the proceeding which excludes FRD's subsidiaries. Consequently, all of its subsidiaries, including the operating concepts Coco's and Carrows, are not part of FRD's Chapter 11 case and are expected to operate in the normal course of business throughout FRD's restructuring and sale process. The final selection of a buyer and completion of the divestiture will take place in the bankruptcy court. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. It is possible, however, that some or all of FRD's subsidiaries may have to commence Chapter 11 cases in the future. This Chapter 11 filing does not include Advantica or Denny's, Inc.; however, on January 8, 2001, Denny's, Inc. became the lender under the FRD Credit Facility (as defined below). See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" and Note 11 to the accompanying Consolidated Financial Statements for additional information.

In 1994, the Company was advised by the Internal Revenue Service of proposed deficiencies for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by the Company for the seven taxable periods ended December 31, 1992. In the third quarter of 1996, this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act (the "Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. Because the Company believed the remaining proposed deficiencies were substantially incorrect, it contested such proposed deficiencies in 1998 by filing petitions in the United States Tax Court. The Company settled all the issues in these petitions with the IRS in the fourth quarter of 2000, although the Company and the IRS have not yet completed the final computations of the federal income taxes and interest. These final computations are expected to be completed during the first quarter of 2001. In 2000, the Company adjusted its income tax reserves established in connection with these issues (see Note 13 to the accompanying Consolidated Financial Statements). An additional adjustment of these income tax reserves may be required when the computations are completed.

One current and two former managers of Denny's restaurant units initiated, in the Superior Court of Los Angeles County, California, a class action lawsuit seeking, among other things, overtime compensation. The action was originally filed on September 2, 1997. The suit alleged that Denny's requires its managers to work more than 50% of their time performing nonmanagement related tasks, thus entitling them to overtime compensation. Denny's contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. During the third quarter of 2000, the parties reached an agreement to resolve the claims of individuals who were employed as managers of Denny's in California between September 2, 1994 and July 21, 2000. While continuing to deny liability, the Company elected to resolve the case to avoid the expense of continued litigation and the risk of loss. The total settlement of $4.0 million was approved by the court on October 27, 2000 and paid subsequent to year end.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Advantica's common stock and warrants are listed under the symbols "DINE" and "DINEW," respectively. On December 7, 1999, the listing of Advantica's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. On January 9, 2001, the Company's common stock and warrants were removed from the Nasdaq SmallCap Market and became eligible for trading on the Over-the-Counter Bulletin Board. As of March 1, 2001, 40,143,025 shares of common stock and 3,992,337 warrants were outstanding, and there were approximately 4,650 record and beneficial holders of common stock and 19 warrant holders of record. Advantica has never paid dividends on its common equity securities. Furthermore, restrictions contained in the instruments governing the outstanding indebtedness of Advantica restrict its ability to pay dividends on the common stock in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 11 to the accompanying Consolidated Financial Statements of the Company.

The following tables list the high and low closing sales prices of the common stock for each quarter of fiscal years 1999 and 2000. The sales prices were obtained from The Nasdaq Stock Market(R).

                    1999                                                        HIGH     LOW
                    ----                                                        -----   -----
                    First quarter                                               $7.13   $4.50
                    Second quarter                                               5.56    3.44
                    Third quarter                                                3.81    2.50
                    Fourth quarter                                               3.03    1.28

                    2000
                    ----
                    First quarter                                                1.88    1.28
                    Second quarter                                               1.50    0.59
                    Third quarter                                                0.97    0.50
                    Fourth quarter                                               0.63    0.30

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are certain selected financial data concerning the Company for the fiscal years ended December 31, 1996 and December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000. Such data generally have been derived from the Consolidated Financial Statements of the Company for such periods, which have been audited. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

                                                      PREDECESSOR COMPANY                          SUCCESSOR COMPANY
                                            ----------------------------------------   ------------------------------------------
                                                                           ONE WEEK     FIFTY-ONE
                                                 FISCAL YEAR ENDED          ENDED      WEEKS ENDED         FISCAL YEAR ENDED
                                            ---------------------------   ----------   ------------   ---------------------------
                                            DECEMBER 31,   DECEMBER 31,   JANUARY 7,   DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                              1996(a)       1997(a)(b)     1998(a)      1998(a)(c)     1999(a)(c)      2000(c)
                                            ------------   ------------   ----------   ------------   ------------   ------------
(In millions, except ratios and per share
  amounts)
Income Statement Data:
  Operating revenue                           $1,245.0       $1,193.3       $ 23.2       $1,156.0      $ 1,200.2       $1,155.2
  Operating income (loss)                         80.3           78.2          8.7          (51.2)        (195.9)(d)       (0.3)(d)
  (Loss) income from continuing
    operations(e)                                (57.1)         (83.2)       602.9(f)      (127.0)        (275.8)         (82.5)
  Basic (loss) income per share from
    continuing operations applicable to
    common shareholders                          (1.68)         (2.29)       14.21          (3.17)         (6.89)         (2.06)
  Diluted (loss) income per share from
    continuing operations applicable to
    common shareholders                          (1.68)         (2.29)       10.93          (3.17)         (6.89)         (2.06)
  Cash dividends per common share(g)                --             --           --             --             --             --
  Ratio of earnings to fixed charges(h)             --             --        268.5x            --             --             --
  Deficiency in the coverage of fixed
    charges by earnings before fixed
    charges(h)                                    73.7           82.0           --          129.1          275.0           80.7
Balance Sheet Data (at end of period):
  Current assets(i)                           $  185.5       $  129.6                    $  291.1      $   379.5       $   54.5
  Working capital (deficit)(i)(j)               (297.7)        (230.2)                      (81.2)        (197.0)        (170.6)
  Net property and equipment                   1,168.6          625.8                       630.3          510.9          425.3
  Total assets                                 1,687.4        1,407.4                     1,930.7        1,236.3          743.4
  Long-term debt, excluding current
    portion                                    2,180.7          594.2(k)                  1,141.2          615.4          593.7
Other Data:
  EBITDA as defined(l)                        $  135.6       $  136.4       $  9.7       $  140.0      $   160.4       $  172.3
  Net cash flows (used in) provided by
    operating activities                         (46.3)          37.0          7.7          (10.7)         (31.1)          (8.4)
  Net cash flows (used in) provided by
    investing activities(m)                      (32.9)         (41.6)         7.9          180.3           86.7          204.8
  Net cash flows used in financing
    activities                                   (39.7)         (28.4)        (5.3)         (66.6)         (47.9)        (335.0)(n)

------------------------------------

(a) Certain amounts for the fiscal years ended December 31, 1996 and December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal year ended December 29, 1999 have been reclassified to conform to the 2000 presentation.
(b) Effective January 1, 1997, the Company changed its fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, the Company changed to a four-four-five week quarterly closing calendar. This reporting schedule generally results in four 13-week quarters during the fiscal year, for a total of 52 weeks. Due to the timing of this change, the fiscal year ended December 31, 1997 included five additional days of Denny's operations.
(c) As discussed in more detail in Note 1 to the accompanying Consolidated Financial Statements, FCI and Flagstar emerged from bankruptcy on January 7, 1998. As described in Note 2 to the Consolidated Financial Statements, the change in ownership of the Company effected by the financial restructuring resulting from the bankruptcy required that the Company apply fresh start reporting effective January 7, 1998 in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). All financial statements subsequent to January 7, 1998 are referred to as "Successor Company" statements, as they reflect periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to January 7, 1998.
(d) Operating income (loss) reflects impairment charges of $136.5 and $6.4 million for the fiscal years ended December 29, 1999 and December 27, 2000, respectively, and restructuring charges of $12.6 million for the fiscal year ended December 27, 2000. For a discussion of these charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and Notes 6 and 7 in the accompanying Consolidated Financial Statements.
(e) The Company has classified as discontinued operations restaurant subsidiaries Flagstar Enterprises, Inc. ("FEI") (which operated the Company's Hardee's under licenses from Hardee's Food Systems), Quincy's Restaurants, Inc. ("Quincy's"), El Pollo Loco, Inc. ("EPL") and FRD. FEI and Quincy's were sold in 1998, and EPL was sold in 1999. The Company began accounting for FRD as a discontinued operation in the second quarter of 2000.

(f) The income from continuing operations for the one week ended January 8, 1998 includes reorganization items of $582.0 million. For a discussion of these reorganization items, see Note 8 to the accompanying Consolidated Financial Statements.
(g) The Company's bank facilities have prohibited, and its public debt indentures have significantly limited, distributions and dividends on Advantica's (and its predecessors') common equity securities. See Note 11 to the accompanying Consolidated Financial Statements.
(h) For purposes of computing the ratio of earnings to fixed charges or deficiency in the coverage of fixed charges by earnings before fixed charges, fixed charges consist of interest expense including capitalized interest, amortization of debt expenses and the interest element in rental payments under operating leases (estimated to be one third of the total rental payments). Earnings consist of income from continuing operations before income taxes and fixed charges excluding capitalized interest.
(i) The current assets and working capital deficit amounts presented exclude assets held for sale of $5.1 million as of December 31, 1996, $347.0 million as of December 31, 1997, $87.7 million as of December 30, 1998, and net liabilities for sale of $54.0 million as of December 29, 1999 and $69.4 million as of December 27, 2000. Such assets held for sale relate to FEI and Quincy's for the year ended December 31, 1997. For the year ended December 30, 1998, net assets held for sale relate to EPL. For the years ended December 29, 1999 and December 27, 2000, net liabilities held for sale relate to FRD.
(j) A negative working capital position is not unusual for a restaurant operating company. The decrease in the working capital deficit from December 31, 1996 to December 31, 1997 is attributable primarily to a reclassification of accrued interest from current liabilities to liabilities subject to compromise in accordance with SOP 90-7, largely offset by a reduction in cash and cash equivalents which was used for Company operations. The decrease in the working capital deficit from December 31, 1997 to December 30, 1998 is attributable primarily to an increase in cash and cash equivalents from the sales of FEI and Quincy's. The increase in the working capital deficit from December 30, 1998 to December 29, 1999 is attributable primarily to the reclassification of certain mortgage notes to current liabilities and a reduction in cash and cash equivalents related to acquisitions of restaurants, the retirement of a portion of senior notes and expenditures related to Denny's reimaging program. For a discussion of the decrease in the working capital deficit from December 29, 1999 to December 27, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
(k) Reflects the reclassification of $1,496.7 million of long-term debt to liabilities subject to compromise in accordance with SOP 90-7 as a result of the Chapter 11 filing.
(l) "EBITDA as defined" is defined by the Company as operating income before depreciation, amortization and charges for restructuring and impairment and is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. For the fiscal years ended December 29, 1999 and December 27, 2000, impairment charges of $136.5 million and $6.4 million, respectively, have been excluded from EBITDA as defined. In addition, for fiscal year ended December 27, 2000, $12.6 million of restructuring charges have been excluded. For a discussion of the restructuring and impairment charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and Notes 6 and 7 in the accompanying Consolidated Financial Statements.
(m) Net cash flows (used in) provided by investing activities include net proceeds of $63.0 million from the disposition of PTF in fiscal year 1996, net proceeds of $460.4 million from the disposition of FEI and Quincy's in the fifty-one weeks ended December 31, 1998 and net proceeds of $109.4 million from the sale of EPL in fiscal year 1999. For fiscal year 2000, net cash flows from investing activities includes $158.7 million of proceeds from the maturity of investments securing the Company's in-substance defeased debt (see (n) below).
(n) Net cash flows used in financing activities for fiscal year 2000 include the repayment of the $160.0 million principal amount of Denny's Mortgage Notes (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources") and the repayment of the $153.3 million principal amount of the Company's in-substance defeased debt through the use of the proceeds described in (m) above.

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

RESULTS OF OPERATIONS

                                                                   FISCAL YEAR ENDED
                                                       ------------------------------------------
                                                       DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                                           1998           1999           2000
                                                       ------------   ------------   ------------
(In millions)
Net company sales                                         $1,128         $1,140         $1,081
Franchise revenue                                             51             60             74
                                                          ------         ------         ------
Operating revenue                                          1,179          1,200          1,155
Impairment charges                                            --            137              6
Restructuring charges                                         --             --             13
Gains on refranchising and other, net                        (18)           (22)           (51)
Other operating expenses                                   1,239          1,281          1,190
                                                          ------         ------         ------
Operating income (loss)                                   $  (42)        $ (196)        $   (3)
                                                          ======         ======         ======
EBITDA as defined                                         $  150         $  160         $  172
Interest expense, net                                         78             79             82
Reorganization items                                        (582)            --             --
Income tax provision (benefit)                               (16)             1              2
Extraordinary items                                         (614)            --             --
Net (loss) income                                          1,213           (382)           (98)

Total systemwide sales (in millions)                       2,010          2,140          2,228

Average unit sales (in thousands):
  Company-owned                                            1,283          1,309          1,341
  Franchise                                                1,091          1,132          1,161

Same-store sales increase (company-owned)(a)                 1.3%           2.4%           1.5%

-------------------------

(a) Prior year amounts have not been restated for 2000 comparable units.

2000 RESTAURANT UNIT ACTIVITY

                                            ENDING                                                         ENDING
                                            UNITS        UNITS                    FRANCHISED   UNITS       UNITS
                                         DECEMBER 29,   OPENED/       UNITS         UNITS      SOLD/    DECEMBER 27,
                                             1999       ACQUIRED   REFRANCHISED   REACQUIRED   CLOSED       2000
                                         ------------   --------   ------------   ----------   ------   ------------
Denny's
          Company-owned                       835           6          (148)          68        (25)         736
          Franchised units                    930          83           148          (68)       (26)       1,067
          Licensed units                       19           1            --           --         (1)          19
                                            -----          --          ----          ---        ---        -----
                                            1,784          90            --           --        (52)       1,822
                                            =====          ==          ====          ===        ===        =====

2000 VS. 1999

The Company's CONSOLIDATED REVENUE for the year ended December 27, 2000 decreased $45.0 million (3.7%) compared to the year ended December 29, 1999. Denny's experienced a 1.5% increase in same-store sales, the third consecutive year of positive same-store sales, related primarily to an increase in guest check average. However, company restaurant sales decreased $59.7 million, resulting from a net 99-unit decrease in company-owned restaurants. The reduction in company-owned restaurants is consistent with the implementation of the Company's refranchising strategy. FRANCHISE AND LICENSING REVENUE increased 24.5% to $74.6 million, primarily attributable to the net 137-unit increase in franchised units.

CONSOLIDATED OPERATING EXPENSES for 2000 decreased $240.6 million (17.2%) compared to 1999. Cost of company restaurant sales decreased $27.9 million primarily from the decrease in the number of company-owned restaurants. As a percentage of company restaurant sales, cost of company restaurant sales rose from increased repairs and maintenance activities and continued wage rate increases over the prior year. In addition, modest increases in product costs and occupancy costs as a percentage of sales resulted from pressure on commodity costs and charges related to unit closures during the year. As a percentage of franchise and licensing revenues, franchise restaurant costs were negatively affected by a $3.2 million increase in bad debt expense provisions over the prior year. General and administrative expenses benefited from lower corporate overhead resulting from the implementation of restructuring plans and from reduced information systems costs. Lower depreciation and other amortization resulted from the decrease in company-owned units and the retirements recorded in 1999 of assets replaced in conjunction with units reimaged and the decrease in company-owned units. The decrease in amortization of excess reorganization value resulted from the $136.5 million impairment of reorganization value recorded in the fourth quarter of 1999. During the fourth quarter of 2000, the Company recorded a $6.4 million impairment charge on the assets of certain underperforming restaurants based on the estimated future discounted cash flows of those units. Refranchising gains in 2000 increased $29.7 million as a result of record refranchising activity.

During the first quarter of 2000, the Company announced a restructuring plan as a result of an extensive review of the Company's operations and structure completed in early 2000. The plan's implementation involved a reduction of personnel related to a corporate reorganization and the identification of units for closure. Consequently, the Company recorded approximately $3.7 million of severance and outplacement costs and $0.9 million of operating lease liabilities for closed stores as a result of the plan. Additionally, a $2.6 million impairment charge was recorded related to certain acquired software and capitalized construction costs which became obsolete as a result of the cancellation of projects identified as part of the plan. During the fourth quarter of 2000, the Company recorded approximately $5.3 million of restructuring charges, comprised entirely of severance and outplacement costs, resulting from the realignment of certain senior management positions.

The Company's consolidated EBITDA AS DEFINED for 2000 increased $11.9 million (7.4%) compared to 1999. This increase is a result of the factors noted in the preceding paragraphs, excluding the restructuring and impairment charges and the change in depreciation and amortization expense.

CONSOLIDATED OPERATING LOSS for 2000 decreased $195.6 million compared to 1999 primarily as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $81.8 million for 2000, an increase of $2.4 million compared to 1999. Excluding the effect of $7.3 million of interest expense allocated to discontinued operations in 1999, interest expense, net, decreased $4.9 million. This decrease primarily resulted from the effects of the repayment of Denny's Mortgage Notes in 2000, partially offset by a reduction in interest income from lower cash balances.

The PROVISION FOR INCOME TAXES from continuing operations for 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 2.2% for 2000 compared to a provision reflecting an approximate rate of 0.3% for 1999.

The Statements of Consolidated Operations and Cash Flows presented herein for the years ended December 27, 2000 and December 29, 1999 reflect FRD as DISCONTINUED OPERATIONS in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Revenue and operating loss of FRD for the years 2000 and 1999 were $371.1 million and $79.8 million and $389.8 million and $87.7 million, respectively. In accordance with APB 30, FRD's net loss of $89.5 million for the two quarters ended December 27, 2000, which was incurred subsequent to the measurement date, is included as a component of net liabilities held for sale. Additionally, the Statements of Consolidated Operations and Cash Flows presented herein for 1999 reflect EPL as a discontinued operation. EPL's revenue and operating income for 1999 were $144.9 million and $2.4 million, respectively.

NET LOSS was $98.0 million for 2000 compared to a net loss of $381.9 million for 1999 primarily as a result of the factors discussed above.

1999 VS. 1998

The Company's CONSOLIDATED REVENUE for the year ended December 29, 1999 increased $21.0 million (1.8%) compared to the year ended December 30, 1998. Company restaurant sales increased $12.2 million primarily reflecting 2.4% growth in Denny's same-store sales, the second consecutive year of positive same-store sales. Denny's benefited from an increase in guest check average resulting from successful promotions of higher-priced menu items and from moderate price increases. FRANCHISE AND LICENSING REVENUE increased $8.8 million (17.1%), primarily attributable to a net increase of 105 franchised restaurants over the prior year. The increased franchising revenue reflects the Company's strategy to optimize growth through franchising, including the sale of company-owned restaurants to franchisees to stimulate such growth.

CONSOLIDATED OPERATING EXPENSES for 1999 increased $174.5 million (14.3%) compared to 1998. Costs of company restaurant sales increased $11.3 million, but were relatively flat as a percentage of company restaurant sales. The effects of higher wage rates on payroll costs were offset primarily by reduced repairs and maintenance expense resulting indirectly from the reimage strategy implemented during 1999. As a percentage of franchise and licensing revenues, franchise restaurant costs increased as a result of higher advertising expenses. Additionally, general and administrative expenses decreased as a result of lower costs to administer Denny's guest assurance program and reduced corporate overhead costs. The increase in depreciation and other amortization is primarily the result of the retirement of assets replaced in conjunction with recently reimaged units.

Due to the presence of certain conditions at December 29, 1999, including the current market value of the Company's common stock, the market discount on certain of the Company's debt instruments and certain operating trends, the Company concluded it should perform an impairment assessment of the carrying amount of the intangible asset "Reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization." In performing this analysis, management utilized a discounted future cash flow model and recorded an impairment charge of $136.5 million, representing the difference between the estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 prior to recognition of impairment. The cash flow model was prepared based on assumptions which reflect the strategy described in the Outlook section in and Exhibit 99.2 to the 1999 Form 10-K. The discount rate used in the cash model was an estimate of the Company's current cost of capital. The adjusted carrying value of the intangible asset, $126.9 million, will continue to be amortized over its remaining useful life.

EBITDA AS DEFINED for 1999 increased $10.7 million (7.1%) compared to 1998. This decrease is a result of the factors noted in the preceding paragraphs, excluding the impairment charge and the increase in depreciation and other amortization.

CONSOLIDATED OPERATING LOSS for 1999 increased $153.4 million compared to 1998 as a result of the factors noted above.

CONSOLIDATED INTEREST EXPENSE, NET, totaled $79.4 million for the year ended December 29, 1999 compared to $78.0 million for the year ended December 30, 1998. The increase is primarily due to a decrease in interest income from lower cash and short-term investment balances and a decrease in the allocation of interest expense to discontinued operations, offset by the impact of lower debt balances in 1999.

REORGANIZATION ITEMS recorded in the one week ended January 7, 1998 include professional fees and other expenditures incurred by the Company in conjunction with the reorganization as well as the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 as discussed in Note 2 to the accompanying Consolidated Financial Statements.

The PROVISION FOR (BENEFIT FROM) INCOME TAXES from continuing operations for the year ended December 29, 1999 reflects an effective income tax rate applied to loss before taxes of approximately 0.3% for the year ended December 29, 1999 compared to an income tax benefit of approximately (1.6%) for the fifty-one weeks ended December 30, 1998. The benefit from income taxes from continuing operations for the one-week period ended January 7, 1998 of approximately $13.8 million includes adjustments of approximately $12.5 million of various tax accruals. The remaining benefit of approximately $1.3 million relates to the tax effect of the revaluation of certain Company assets and liabilities in accordance with fresh start accounting.

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

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the year ended December 29, 1999, the fifty-one weeks ended December 30, 1998 and the one week ended January 7, 1998 to reflect FRD as DISCONTINUED OPERATIONS in accordance with APB 30. Discontinued operations for the fifty-one weeks ended December 31, 1998 and the one week ended January 7, 1998 also included the operating results and cash flow effects of FEI and Quincy's. Revenue and operating loss of discontinued operations for the year ended December 29, 1999, the fifty-one weeks ended December 30, 1998 and the one week ended January 7, 1998 were $534.7 million and $85.3 million, $759.4 million and $10.4 million and $23.1 million and $0.0 million, respectively. Net loss from operations of discontinued operations increased $58.4 million in 1999 compared to 1998 as a result of poorer operating results at FRD, partially mitigated by the completion of the FEI and Quincy's sales during 1998 and improved operating results at EPL in 1999. The Company completed the sale of EPL on December 29, 1999. The sale resulted in a gain of $15.5 million, net of taxes. The $5.9 million of EPL's net loss which was incurred subsequent to the measurement date is netted against the gain on sale in the Statements of Consolidated Operations and Cash Flows presented herein.

NET LOSS was $381.9 million for the year ended December 29, 1999 compared to net income of $1.2 billion for the year ended December 30, 1998 primarily as a result of the adoption of fresh start reporting, the extraordinary gain recorded in 1998 and the impairment charge recorded in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a senior revolving credit facility with The Chase Manhattan Bank and other lenders named therein, providing the Company (excluding FRD) with a working capital and letter of credit facility of up to a total of $200 million (as amended to date, the "Advantica Credit Facility"). At December 27, 2000, the Company had no working capital advances outstanding under the Advantica Credit Facility; however, letters of credit outstanding were $65.3 million, leaving a net availability of $134.7 million. Historically, the Company has met its liquidity requirements with internally generated funds, external borrowings, and in recent years, proceeds from asset sales. The Company expects to continue to rely on internally generated funds, supplemented by available working capital advances under the Advantica Credit Facility and other external borrowings, as its primary source of liquidity.

The Advantica Credit Facility matures on January 7, 2003 and is generally secured by liens on the stock of Advantica's subsidiaries, accounts receivable, intellectual property and cash and cash accounts, along with Advantica's guarantee and additional liens on the Company's corporate headquarters in Spartanburg, South Carolina. The Advantica Credit Facility contains certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. The Company believes the Advantica Credit Facility, together with cash generated from operations, various cash management measures and other sources, will provide the Company with adequate liquidity to meet its working capital, debt service and capital expenditure requirements for at least the next twelve months.

On July 12, 2000, the Company repaid in full the outstanding balance of the mortgage notes secured by a pool of cross-collateralized mortgages on the land, buildings, equipment and improvements of 239 Denny's restaurant properties (the "Denny's Mortgage Notes"). The repayment or refinancing of the Denny's Mortgage Notes was required to maintain the Advantica Credit Facility in effect and available to the Company.

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "FRD Credit Facility"), which consists of a $30 million term loan and a $40 million revolving credit facility. At December 27, 2000, the lenders under the FRD Credit Facility were Credit Lyonnais New York Branch and other lenders named therein (the "Lenders"), and the facility was guaranteed by Advantica. FRD obtained from the Lenders a waiver of compliance from certain third quarter financial covenants until January 8, 2001. Subsequent to year end, on January 8, 2001, Advantica paid $70 million to the Lenders in full and complete satisfaction of Advantica's guarantee of the FRD Credit Facility with a combination of cash on hand and an advance under the Advantica Credit Facility. As a result of its satisfaction of obligations under its guarantee, Advantica was subrogated to the rights and collateral of the Lenders. Immediately after obtaining its subrogation rights, Advantica assigned such rights to its wholly owned subsidiary, Denny's, Inc. In addition, immediately upon satisfaction of the guarantee, Advantica designated FRD an "unrestricted subsidiary" pursuant to the indenture for the Advantica Senior Notes, which limits Advantica's ability to make further investments in FRD. On January 16, 2001, FRD elected not to make the scheduled interest payment due on the FRD Notes (as defined below). On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries have received certain waivers of default from Denny's, Inc., as lender under the FRD Credit Facility, with respect to FRD's Chapter 11 filing and to certain covenants for the quarters ending September 27, 2000 and December 27, 2000. Given, among other things, the circumstances at FRD and the uncertainties as to the outcome of the FRD divestiture process, there can be no assurance that the Company will be able to recover all of the secured obligations owed to it under the FRD Credit Facility. For additional information concerning the FRD Notes and the Chapter 11 filing, see "Legal Proceedings," "Certain Relationships and Related
Transactions -- FRD Notes" and Note 20 to the accompanying Consolidated Financial Statements.

The following table sets forth a calculation of the Company's cash used in operations, for the periods indicated:

                                                                FISCAL YEAR ENDED
                                                           ---------------------------
                                                           DECEMBER 29,   DECEMBER 27,
                                                               1999           2000
                                                           ------------   ------------
(In millions)
Net loss                                                     $(381.9)        $(98.0)
Equity in loss from discontinued operations, net               115.7           15.5
Impairment charge                                              136.5            6.4
Restructuring charges                                             --           12.6
Gains from refranchising and other, net                        (21.5)         (51.2)
Other noncash charges                                          190.5          137.6
Change in certain working capital items                        (48.2)         (21.9)
Change in other assets and other liabilities, net              (22.2)          (9.4)
                                                             -------         ------
Cash used in operations                                      $ (31.1)        $ (8.4)
                                                             =======         ======

Management believes that, together with funds available under its existing credit facilities, the Company will have sufficient cash flow from operations to pay interest and scheduled amortization on all of its outstanding indebtedness and to fund anticipated capital expenditures through 2001. The Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain operating cash flow, and there can be no assurance that targeted levels of operating cash flow will actually be achieved. The Company's ability to maintain or increase operating cash flow will depend upon consumer tastes, the success of marketing initiatives and other efforts by the Company to increase customer traffic in its restaurants, prevailing economic conditions and other matters, many of which are beyond the control of the Company.

As of December 27, 2000, scheduled maturities of long-term debt relative to Advantica and its subsidiaries for the years 2001 and thereafter are as follows:

                               (In millions)
                               2001                                       $ 11.6
                               2002                                          5.4
                               2003                                          4.7
                               2004                                          3.9
                               2005                                          3.5
                               Thereafter                                  558.5

In addition to scheduled maturities of principal, on a consolidated basis, approximately $69 million of cash will be required in 2001 to meet interest payments on long-term debt.

The Company's principal capital requirements are associated with opening new restaurants and remodeling and maintaining its existing restaurants and facilities. During 2000, the Company's capital expenditures were $43.2 million. Of that amount, approximately $5.8 million was financed through capital leases. Capital expenditures during 2001 are expected to total approximately $30 million to $40 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

In addition to the capital expenditures above, the Company purchased 59 units from its franchisee, Olajuwon Holdings, Inc. ("OHI"), a bankrupt franchisee. The purchases were made with the approval of the bankruptcy court and other parties having an interest in the OHI bankruptcy estate. Denny's, Inc. separately reacquired 3 other restaurants from affiliated franchisees of OHI. The total purchase price for the 62 restaurants was approximately $16.2 million, consisting of cash of approximately $4.5 million, the forgiveness of debt of $1.4 million and the assumption of capital leases and other liabilities of $10.3 million.

The Company is able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and
(3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. At December 27, 2000, the Company's working capital deficit, exclusive of net liabilities held for sale, was $170.6 million compared to $197.0 million at December 29, 1999. The decrease in the deficit is attributable primarily to the increase in Denny's refranchising activity in 2000.

On January 25, 2000, the Company entered into a three-year agreement with Affiliated Computer Services, Inc. ("ACS") to manage and operate the Company's information technology for its corporate headquarters, restaurants and field management. This agreement replaced the IBM Global Services contract which had been in existence since 1996. ACS oversees data center operations, applications development and maintenance, desktop support, data networking, help desk operations and POS hardware maintenance. The Company spent $11.4 million in 2000 under this contract and anticipates spending approximately $16.0 million in each of the next two years.

SFAS 133 AND SFAS 138 IMPLEMENTATION

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("FAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. Advantica appointed a team to implement SFAS 133 for the entire company. This team has implemented a SFAS 133 risk management process and has been educating both financial and nonfinancial personnel, reviewing contracts to identify derivatives and embedded derivatives and addressing various other SFAS 133-related issues. Advantica adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001 in accordance with

Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Advantica Credit Facility bears interest at variable rates. Borrowings under the Advantica Credit Facility bear interest based on the prime rate or an adjusted Eurodollar rate. The Company's other outstanding long-term debt bears fixed rates of interest. While changes in the prime rate and Eurodollar rate could affect the cost of funds borrowed in the future, existing amounts outstanding are at fixed rates; therefore, the Company believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be significant.

The Company does not use derivative instruments for trading purposes, and no interest rate derivatives were in place at December 27, 2000.

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

FORM 11-K INFORMATION

Advantica, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, will file as an amendment to this Annual Report of Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Advantica 401(k) Plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to Advantica's directors and compliance by Advantica's directors, executive officers and certain beneficial owners of Advantica's common stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (to be filed hereafter) in connection with Advantica's Annual Meeting of the Shareholders to be held on May 23, 2001 (the "Proxy Statement"). The information required by this item with respect to Advantica's executive officers appears in Item I of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

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

INFORMATION REGARDING CERTAIN INDEBTEDNESS

The following information regarding certain indebtedness of the Company does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness, including the definitions of certain terms therein, which have been filed as exhibits to filings of Advantica and/or FRD with the Commission. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference. See Note 11 to the accompanying Consolidated Financial Statements for additional information regarding the Company's indebtedness and the terms thereof (including indebtedness under the Advantica Credit Facility and certain mortgage financings).

ADVANTICA PUBLIC DEBT

Advantica currently has outstanding $529.6 million aggregate principal amount of 11 1/4% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes are senior unsecured obligations of Advantica and rank pari passu in right of payment to all senior indebtedness, including the Advantica Credit Facility. The Senior Notes are effectively subordinated to Advantica's secured indebtedness, including indebtedness under the Advantica Credit Facility. The Senior Notes are structurally subordinated to indebtedness under the Advantica Credit Facility to the extent of direct obligations of Advantica's subsidiaries, as Borrowers and as subsidiary guarantors, thereunder. Interest on the Senior Notes accrues at a rate equal to 11 1/4% per annum and is payable semi-annually in arrears on each July 15 and January 15. They will mature on January 15, 2008.

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

THE FRD NOTES

In connection with the May 23, 1996 acquisition of FRI-M, FRD issued $156.9 million principal amount of 12.5% Senior Notes (the "FRD Notes"). The FRD Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of FRD. The FRD Notes are effectively subordinated to secured indebtedness of FRD, including FRD's guaranty of borrowings under the FRD Credit Facility, to the extent of the value of FRD's assets securing such guaranty. Borrowings under the FRD Credit Facility are secured by substantially all of FRD's assets. The FRD Notes are structurally subordinated to all indebtedness of FRI-M, including its indebtedness under the FRD Credit Facility. Interest on the FRD Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15.

The FRD Notes, by their terms, mature on July 15, 2004. They will be redeemable, in whole or in part, at the option of FRD at any time on or after May 23, 2001, initially at a redemption price equal to 105.0% of the principal amount thereof to and including May 22, 2002, at 102.5% of the principal amount thereof to and including May 22, 2003, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to the FRD Notes. As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the FRD Notes. The FRD bankruptcy filing, as discussed in "Business" and Note 20 to the accompanying Consolidated Financial Statements, operates as an automatic stay of all collection and enforcement actions by the holders of the FRD Notes with respect to FRD's failure to make the interest payments when due.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:
       See the Index to Financial Statements which appears on page F-1 hereof.

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

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
*2.1     Joint Plan of Reorganization of FCI and Flagstar, as amended
         November 7, 1997 and as confirmed by order of the United
         States Bankruptcy Court for the District of South Carolina
         entered November 12, 1997 (incorporated by reference to
         Exhibit 2.1 to FCI's Form 8-K, dated November 12, 1997 (the
         "1997 Form 8-K")).
*3.1     Restated Certificate of Incorporation of Advantica dated
         January 7, 1998 (incorporated by reference to Exhibit 3.1 to
         Form 8-A of Advantica filed January 7, 1998 relating to the
         Common Stock (the "Form 8-A")).
*3.2     Certificate of Ownership and Merger of FCI filed January 7,
         1998 (incorporated by reference to Exhibit 3.2 to Amendment
         No. 1 to the Registration Statement (No. 333-45811) of
         Advantica (the "Advantica Form S-1 Amendment No. 1")).
*3.3     By-Laws of Advantica, as amended through March 19, 1999
         (incorporated by reference to Exhibit 3.1 to Advantica's
         Quarterly Report on Form 10-Q for the quarter ended March
         31, 1999 (the "1999 First Quarter Form 10-Q")).
*4.1     Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "FRD Indenture") (incorporated by reference to Exhibit 4.1 to Registration Statements on
         Forms S-1 and S-4 dated as of September 6, 1996 (No.
         333-07601) of FRD (the "FRD Form S-1/S-4")).
*4.2     Form of First Supplemental Indenture to the FRD Indenture
         dated as of August 23, 1996 (incorporated by reference to
         Exhibit 4.1.1 to the FRD Form S-l/S-4).
*4.3     Indenture relating to the Senior Notes (including the form of security) dated as of January 7, 1998, between Advantica and First Trust National Association, as Trustee
         (incorporated by reference to Exhibit 4.1 to Advantica's
         Form 8-K filed January 15, 1998 (the "1998 Form 8-K")).
*4.4     Warrant Agreement (including the form of Warrant)
         (incorporated by reference to Exhibit 10.1 to the Form 8-A).
*4.5     Rights Agreement, dated as of December 15, 1998, between
         Advantica and Continental Stock Transfer and Trust Company,
         as Rights Agent (including Form of Right Certificate)
         (incorporated by reference to Exhibit 1 to the Advantica
         Form 8-A).

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
*10.1    Consent Order dated March 26, 1993 between the U.S.
         Department of Justice, Flagstar and Denny's, Inc.
         (incorporated by reference to Exhibit 10.42 to the
         Registration Statement on Form S-2 (No. 33-49843) of
         Flagstar (the "Form S-2")).
*10.2    Fair Share Agreement dated July 1, 1993 between Flagstar and the NAACP (incorporated by reference to Exhibit 10.43 to the
         Form S-2).
*10.3    Employment Agreement, dated as of January 10, 1995, between
         FCI and James B. Adamson (incorporated by reference to
         Exhibit 10.42 to FCI's Annual Report on Form 10-K for the
         year ended December 31, 1994 (the "1994 Form 10-K")).
*10.4    Amendment to Employment Agreement, dated as of February 27,
         1995, between FCI and James B. Adamson (incorporated by
         reference to Exhibit 10.44 to the 1994 Form 10-K).
*10.5    Amended Consent Decree dated May 24, 1994 (incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K).
*10.6    Consent Decree dated May 24, 1994 among certain named
         claimants, individually and on behalf of all others
         similarly situated, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.51 to the 1994 Form 10-K).
*10.7    Second Amendment to Employment Agreement, dated December 31,
         1996, between FCI and James B. Adamson (incorporated by
         reference to Exhibit 10.47 to FCI's Annual Report on Form
         10-K for the year ended December 31, 1996 (the "1996 Form
         10-K")).
*10.8    Form of Agreement dated December 3, 1997 providing certain retention incentives and severance benefits for Company
         management (incorporated by reference to Exhibit 10.2 to the
         1999 First Quarter Form 10-Q).
*10.9    Information Systems Management Agreement, dated February 22,
         1996, between Flagstar and Integrated Systems Solutions
         Corporation (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
*10.10   Employment Agreement between Advantica and James B. Adamson, amended and restated as of January 7, 1998 (incorporated by reference to Exhibit 10.1 to the 1999 First Quarter Form
         10-Q).
*10.11   Credit Agreement, dated January 7, 1998, among Denny's,
         Inc., El Pollo Loco, Inc., Flagstar Enterprises, Inc.,
         Flagstar Systems, Inc. and Quincy's Restaurants, Inc., as
         borrowers, Advantica, as a guarantor, the lenders named
         therein, and The Chase Manhattan Bank, as administrative
         agent (the "Advantica Credit Agreement") (incorporated by
         reference to Exhibit 10.1 to the 1998 Form 8-K).
*10.12   Amendment No. 1 and Waiver, dated as of March 16, 1998,
         relating to the Advantica Credit Agreement (incorporated by reference to Exhibit 10.53 to the Registration Statement
         (No. 333-4581) of Advantica (the "Advantica Form S-1
         Amendment No. 2")).
*10.13   Amendment No. 2 and Waiver, dated as of May 21, 1998,
         relating to the Advantica Credit Agreement (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on
         Form 10-Q for the quarter ended July 1, 1998).
*10.14   Amendment No. 3 and Waiver, dated as of July 16, 1998, to
         the Advantica Credit Agreement (incorporated by reference to
         Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q
         for the Quarter ended September 30, 1998 (the "1998 Third
         Quarter 10-Q")).
*10.15   Amendment No. 4, dated as of November 12, 1998, to the
         Advantica Credit Agreement (incorporated by reference to
         Exhibit 10.35 to Advantica's Annual Report on Form 10-K for
         the year ended December 30, 1998).
*10.16   Advantica Restaurant Group Director Stock Option Plan, as
         adopted January 28, 1998 and amended through September 28,
         1998 (incorporated by reference to Exhibit 10.4 to the 1998
         Third Quarter 10-Q).
*10.17   Amendment No. 5, dated March 12, 1999, to the Advantica
         Credit Agreement (incorporated by reference to Exhibit 10.3 to the 1999 First Quarter Form 10-Q).
*10.18   Amendment No. 6, dated December 20, 1999, to the Advantica
         Credit Agreement (incorporated by reference to Exhibit 10.37 to Advantica's Annual Report on Form 10-K for the year ended
         December 29, 1999).
*10.19   Merger Amendment, dated March 15, 1999, to the Advantica
         Restaurant Group Stock Option Plan and the Advantica
         Restaurant Group Officer Stock Option Plan (incorporated by reference to Exhibit 10.4 to the 1999 First Quarter Form
         10-Q).
*10.20   Advantica Stock Option Plan as amended through May 19, 1999
         (incorporated by reference to Exhibit 10.2 to Advantica's
         Quarterly Report on Form 10-Q for the quarter ended June 28,
         2000 (the "2000 Second Quarter Form 10-Q")).
*10.21   Credit Agreement, dated May 14, 1999, among Coco's
         Restaurants, Inc., Carrows Restaurants, Inc., and jojo's
         Restaurants, Inc., as borrowers, FRD Acquisition Co. and FRD
         Corporation, as guarantors, the lenders named therein,
         Credit Lyonnias New York Branch as administrative agent, and
         The Chase Manhattan Bank, as documentation agent and
         syndication agent (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
*10.22   Addendum Agreement, dated April 7, 2000, between Advantica and James B. Adamson (incorporated by reference to Exhibit
         10.1 to Advantica's Quarterly Report on Form 10-Q for the
         quarter ended March 29, 2000 (the "2000 First Quarter Form
         10-Q")).

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
*10.23   Form of Agreement, dated February 9, 2000, providing certain retention incentives and severance benefits for Company
         management (incorporated by reference to Exhibit 10.2 to the
         2000 First Quarter Form 10-Q).
*10.24   Master Service Agreement for Information Technology
         Services, dated January 25, 2000, between Advantica and
         Affiliated Computer Services, Inc. (incorporated by
         reference to Exhibit 10.1 to the 2000 Second Quarter Form
         10-Q).
*10.25   Amendment No. 7, dated as of June 20, 2000, to the Advantica
         Credit Agreement (incorporated by reference to Exhibit 10.3 to the 2000 Second Quarter Form 10-Q).
 10.26   Amendment No. 8, dated as of December 26, 2000, to the
         Advantica Credit Agreement.
 12      Computation of Ratio of Earnings to Fixed Charges.
 21      Subsidiaries of Advantica.
 23.1    Consent of Deloitte and Touche LLP.
 99      Safe Harbor Under the Private Securities Litigation Reform
         Act of 1995.

---------------------

(b) No reports on Form 8-K were filed during the quarter ended December 27, 2000.

                        ADVANTICA RESTAURANT GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report                                  F-2

Statements of Consolidated Operations for the One Week Ended
January 7, 1998 (Predecessor Company) and for the Fifty-One
Weeks Ended December 30, 1998 and Fiscal Years Ended
December 29, 1999 and December 27, 2000 (Successor Company)   F-3

Consolidated Balance Sheets as of December 29, 1999 and
December 27, 2000                                             F-5

Statements of Consolidated Cash Flows for the One Week Ended
January 7, 1998 (Predecessor Company) and for the Fifty-One
Weeks Ended December 30, 1998 and Fiscal Years Ended
December 29, 1999 and December 27, 2000 (Successor Company)   F-6

Notes to Consolidated Financial Statements                    F-8

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Advantica Restaurant Group, Inc. and subsidiaries (the "Company") as of December 27, 2000 and December 29, 1999 and the related statements of consolidated operations and consolidated cash flows for the fiscal years ended December 27, 2000 and December 29, 1999, the fifty-one week period ended December 30, 1998 (Successor Company) and for the one week period ended January 7, 1998 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Successor Company's consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 27, 2000 and December 29, 1999 and the results of its consolidated operations and its consolidated cash flows for the fiscal years ended December 27, 2000 and December 29, 1999 and the fifty-one week period ended December 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company's consolidated financial statements present fairly, in all material respects, the results of its consolidated operations and its consolidated cash flows for the one week period ended January 7, 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 14, 2001

                        ADVANTICA RESTAURANT GROUP, INC

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                         PREDECESSOR
                                                           COMPANY                 SUCCESSOR COMPANY
                                                         -----------   ------------------------------------------
                                                          ONE WEEK      FIFTY-ONE          FISCAL YEAR ENDED
                                                            ENDED      WEEKS ENDED    ---------------------------
                                                         JANUARY 7,    DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                                            1998           1998           1999           2000
                                                         -----------   ------------   ------------   ------------
(In thousands, except per share amounts)
Revenue:
  Company restaurant sales                               $   21,979     $1,106,114     $1,140,338     $1,080,641
  Franchise and licensing revenue                             1,192         49,923         59,911         74,608
                                                         ----------     ----------     ----------     ----------
          Total operating revenue                            23,171      1,156,037      1,200,249      1,155,249
                                                         ----------     ----------     ----------     ----------
Cost of company restaurant sales:
  Product costs                                               5,798        284,204        293,860        280,473
  Payroll and benefits                                        8,647        426,727        446,497        427,222
  Occupancy                                                     318         61,885         60,935         59,311
  Other operating expenses                                    3,737        155,094        156,466        162,881
                                                         ----------     ----------     ----------     ----------
          Total costs of company restaurant sales            18,500        927,910        957,758        929,887
Franchise restaurant costs                                      620         21,975         28,737         38,000
General and administrative expenses                           1,984         76,937         74,852         66,291
Amortization of excess reorganization value                      --         89,161         88,989         42,133
Depreciation and other amortization                             993        102,004        130,782        111,449
Impairment charges                                               --             --        136,500          6,416
Restructuring charges                                            --             --             --         12,556
Gains on refranchising and other, net                        (7,653)       (10,800)       (21,514)       (51,219)
                                                         ----------     ----------     ----------     ----------
          Total operating costs and expenses                 14,444      1,207,187      1,396,104      1,155,513
                                                         ----------     ----------     ----------     ----------
Operating income (loss)                                       8,727        (51,150)      (195,855)          (264)
                                                         ----------     ----------     ----------     ----------
Other expenses:
  Interest expense, net (contractual interest for the
     one week ended January 7, 1998 -- $4,795)                1,984         75,988         79,435         81,821
  Other nonoperating (income) expenses, net                    (313)         1,922           (302)        (1,415)
                                                         ----------     ----------     ----------     ----------
          Total other expenses, net                           1,671         77,910         79,133         80,406
                                                         ----------     ----------     ----------     ----------
Income (loss) before reorganization items and taxes           7,056       (129,060)      (274,988)       (80,670)
Reorganization items                                       (581,988)            --             --             --
                                                         ----------     ----------     ----------     ----------
Income (loss) before taxes                                  589,044       (129,060)      (274,988)       (80,670)
(Benefit from) provision for income taxes                   (13,829)        (2,041)           814          1,802
                                                         ----------     ----------     ----------     ----------
Income (loss) from continuing operations                    602,873       (127,019)      (275,802)       (82,472)
Discontinued operations:
  Reorganization items of discontinued operations, net
     of income tax provision of $7,509                      181,106             --             --             --
  Gain on sale of discontinued operations, including
     provision of $5,900 for operating losses during
     the disposal period, net of income tax provision
     of $37                                                      --             --          9,616             --
  Loss from operations of discontinued operations, net
     of income tax provision (benefit) of:
          1998 -- $247; 1999 -- $408; 2000 -- $(1,416)       (1,906)       (55,444)      (115,718)       (15,530)
                                                         ----------     ----------     ----------     ----------
Income (loss) before extraordinary items                    782,073       (182,463)      (381,904)       (98,002)
Extraordinary items                                        (612,845)        (1,044)            --             --
                                                         ----------     ----------     ----------     ----------
Net income (loss)                                         1,394,918       (181,419)      (381,904)       (98,002)
Dividends on preferred stock                                   (273)            --             --             --
                                                         ----------     ----------     ----------     ----------
Net income (loss) applicable to common shareholders      $1,394,645     $ (181,419)    $ (381,904)    $  (98,002)
                                                         ==========     ==========     ==========     ==========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC

                                                         PREDECESSOR
                                                           COMPANY                 SUCCESSOR COMPANY
                                                         -----------   ------------------------------------------
                                                          ONE WEEK      FIFTY-ONE          FISCAL YEAR ENDED
                                                            ENDED      WEEKS ENDED    ---------------------------
                                                         JANUARY 7,    DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                                            1998           1998           1999           2000
                                                         -----------   ------------   ------------   ------------
(In thousands, except per share amount)
Per share amounts applicable to common shareholders:
  Basic earnings per share:
     Income (loss) from continuing operations              $14.21         $(3.17)        $(6.89)        $(2.06)
     Income (loss) from discontinued operations, net         4.22          (1.39)         (2.65)         (0.39)
                                                           ------         ------         ------         ------
     Income (loss) before extraordinary items               18.43          (4.56)         (9.54)         (2.45)
     Extraordinary items                                    14.44           0.03             --             --
                                                           ------         ------         ------         ------
     Net income (loss)                                     $32.87         $(4.53)        $(9.54)        $(2.45)
                                                           ======         ======         ======         ======
     Average outstanding shares                            42,434         40,006         40,024         40,070
                                                           ======         ======         ======         ======
Diluted earnings per share:
  Income (loss) from continuing operations                 $10.93         $(3.17)        $(6.89)        $(2.06)
  Income (loss) from discontinued operations, net            3.25          (1.39)         (2.65)         (0.39)
                                                           ------         ------         ------         ------
Income (loss) before extraordinary items                    14.18          (4.56)         (9.54)         (2.45)
  Extraordinary items                                       11.12           0.03             --             --
                                                           ------         ------         ------         ------
  Net income (loss)                                        $25.30         $(4.53)        $(9.54)        $(2.45)
                                                           ======         ======         ======         ======
  Average outstanding shares and equivalent common
     shares, unless antidilutive                           55,132         40,006         40,024         40,070
                                                           ======         ======         ======         ======

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 29,   DECEMBER 27,
                                                                  1999           2000
                                                              ------------   ------------
(In thousands)
ASSETS
Current Assets:
     Cash and cash equivalents                                 $  165,828      $ 27,260
     Investments                                                   17,084            --
     Receivables, less allowance for doubtful accounts of:
       1999 -- $3,461; 2000 -- $4,308                              16,902         6,427
     Inventories                                                   12,221        10,249
     Other                                                          8,706        10,593
     Restricted investments securing in-substance defeased
      debt                                                        158,710            --
                                                               ----------      --------
                                                                  379,451        54,529
Property, net                                                     510,937       425,327
Other Assets:
     Reorganization value in excess of amounts allocable to
      identifiable assets, net of accumulated amortization
      of: 1999 -- $160,319; 2000 -- $202,304                      126,910        61,177
     Goodwill, net of accumulated amortization of:
      1999 -- $1,075; 2000 -- $2,495                               16,758        25,476
     Other intangible assets, net of accumulated
      amortization of:
       1999 -- $16,829; 2000 -- $23,168                           131,513       115,516
     Deferred financing costs, net                                 17,165        12,543
     Other                                                         53,529        48,865
                                                               ----------      --------
                                                               $1,236,263      $743,433
                                                               ==========      ========
LIABILITIES
Current Liabilities:
     Current maturities of notes and debentures                $  164,811      $  1,086
     Current maturities of capital lease obligations               12,614        10,510
     Current maturities of in-substance defeased debt             158,731            --
     Accounts payable                                              74,069        68,087
     Net liabilities held for sale                                 53,979        69,400
     Other                                                        166,255       145,473
                                                               ----------      --------
                                                                  630,459       294,556
                                                               ----------      --------
Long-Term Liabilities:
     Notes and debentures, less current maturities                555,978       553,730
     Capital lease obligations, less current maturities            59,385        39,980
     Liability for insurance claims                                26,708        25,468
     Other noncurrent liabilities and deferred credits            109,573        75,960
                                                               ----------      --------
                                                                  751,644       695,138
                                                               ----------      --------
Total liabilities                                               1,382,103       989,694
                                                               ----------      --------
Commitments and contingencies
SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock:
     $0.01 par value; shares authorized-- 100,000; issued
      and outstanding:
       1999 -- 40,025; 2000 -- 40,058                                 400           401
Paid-in capital                                                   417,123       417,203
Deficit                                                          (563,323)     (661,325)
Accumulated other comprehensive loss                                  (40)       (2,540)
                                                               ----------      --------
                                                                 (145,840)     (246,261)
                                                               ----------      --------
                                                               $1,236,263      $743,433
                                                               ==========      ========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                      PREDECESSOR
                                                        COMPANY                 SUCCESSOR COMPANY
                                                      -----------   ------------------------------------------
                                                       ONE WEEK      FIFTY-ONE          FISCAL YEAR ENDED
                                                         ENDED      WEEKS ENDED    ---------------------------
                                                      JANUARY 7,    DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                                         1998           1998           1999           2000
                                                      -----------   ------------   ------------   ------------
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)                                     $1,394,918     $(181,419)     $(381,904)      $(98,002)
Adjustments to Reconcile Net Income (Loss) to Cash
  Flows from Operating Activities:
  Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                 --        89,161         88,989         42,133
  Depreciation and other amortization                        993       102,004        130,782        111,449
  Impairment charges                                          --            --        136,500          6,416
  Restructuring charges                                       --            --             --         12,556
  Amortization of deferred gains                            (202)      (10,331)       (12,003)       (12,445)
  Amortization of deferred financing costs                    83         5,533          6,219          5,708
  Deferred income tax (benefit) provision                (13,829)           84             --             --
  Gains on refranchising and other, net                   (7,653)      (10,800)       (21,514)       (51,219)
  Gain on sale of discontinued operations, net                --            --         (9,616)            --
  Equity in (income) loss from discontinued
     operations, net                                    (179,200)       55,444        115,718         15,530
  Amortization of debt premium                                --       (13,034)       (13,901)        (9,074)
  Noncash reorganization items                          (582,331)           --             --             --
  Extraordinary items                                   (612,845)       (1,044)            --             --
  Other                                                     (333)        4,518             15           (195)
Changes in Assets and Liabilities Net of Effects of
  Acquisitions and Dispositions:
  Decrease (increase) in assets:
     Receivables                                          (2,310)       (2,861)        (1,744)        12,425
     Inventories                                             237           (78)           529            505
     Other current assets                                 (2,422)       (5,485)         1,089         (2,797)
     Assets held for sale                                  1,488        (2,869)            --             --
     Other assets                                         (1,049)       10,418        (10,908)        (3,716)
  Increase (decrease) in liabilities:
     Accounts payable                                     (1,395)       (9,110)       (17,025)         2,673
     Accrued salaries and vacations                        7,396        (7,025)        (2,420)        (2,105)
     Accrued taxes                                        (1,026)      (22,639)        (1,581)        (2,768)
     Other accrued liabilities                             8,131       (12,701)       (27,051)       (29,839)
     Other noncurrent liabilities and deferred
       credits                                              (995)        1,528        (11,297)        (5,647)
                                                      ----------     ---------      ---------       --------
Net cash flows provided by (used in) operating
  activities                                               7,656       (10,706)       (31,123)        (8,412)
                                                      ----------     ---------      ---------       --------

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                                                         PREDECESSOR
                                                           COMPANY                 SUCCESSOR COMPANY
                                                         -----------   ------------------------------------------
                                                          ONE WEEK      FIFTY-ONE          FISCAL YEAR ENDED
                                                            ENDED      WEEKS ENDED    ---------------------------
                                                         JANUARY 7,    DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                                            1998           1998           1999           2000
                                                         -----------   ------------   ------------   ------------
(In thousands)
Cash Flows from Investing Activities:
  Purchase of property                                     $    (1)     $ (45,318)      $(76,780)      $(37,474)
  Acquisition of restaurant units                               --             --        (13,963)        (4,461)
  Proceeds from sale of property                             7,255          3,593         17,147         72,874
  Receipts from (advances to) discontinued operations,
     net                                                       648            971        (11,791)        (1,910)
  Proceeds from sale of discontinued operations, net            --        460,425        109,414             --
  Purchase of investments                                       --        (72,813)       (45,564)            --
  Proceeds from sale and maturity of investments                --         12,069         89,224         17,084
  Purchase of investments securing in-substance
     defeased debt                                              --       (201,713)            --             --
  Proceeds from maturity of investments securing
     in-substance defeased debt                                 --         24,749         19,025        158,710
  Other long term assets, net                                   --         (1,696)            --             --
                                                           -------      ---------       --------       --------
Net cash flows provided by investing activities              7,902        180,267         86,712        204,823
                                                           -------      ---------       --------       --------
Cash Flows from Financing Activities:
  Deferred financing costs                                  (4,971)            --         (3,089)        (1,373)
  Debt transaction costs                                        --             --           (350)          (519)
  Long-term debt payments                                     (355)       (66,401)       (52,405)      (327,239)
  Net bank overdrafts                                           --           (237)         7,900         (5,848)
                                                           -------      ---------       --------       --------
Net cash flows used in financing activities                 (5,326)       (66,638)       (47,944)      (334,979)
                                                           -------      ---------       --------       --------
Increase (decrease) in cash and cash equivalents            10,232        102,923          7,645       (138,568)
Cash and Cash Equivalents at:
  Beginning of period                                       45,028         55,260        158,183        165,828
                                                           -------      ---------       --------       --------
  End of period                                            $55,260      $ 158,183       $165,828       $ 27,260
                                                           =======      =========       ========       ========
Supplemental Cash Flow Information:
  Income taxes paid                                        $    --      $   9,919       $  1,539       $  1,327
                                                           =======      =========       ========       ========
  Interest paid                                            $    --      $  78,914       $101,086       $100,262
                                                           =======      =========       ========       ========
  Noncash investing activities:
     Other investing                                       $    --      $   5,000       $ 21,977       $  9,403
                                                           =======      =========       ========       ========
  Noncash financing activities:
     Capital lease obligations                             $    --      $   9,799       $ 28,804       $  5,760
                                                           =======      =========       ========       ========
     Other financing                                       $    --      $   1,220       $    846       $    900
                                                           =======      =========       ========       ========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 REORGANIZATION AND BASIS OF REPORTING

Advantica Restaurant Group, Inc. ("Advantica" or, together with its subsidiaries including predecessors, the "Company") through its wholly owned subsidiary, Denny's Holdings, Inc., owns and operates the Denny's restaurant brand. At December 27, 2000, Denny's, a family style restaurant chain, operated in all 50 states, the District of Columbia, two U.S. territories, and two foreign countries, with principal concentrations in California, Florida and Texas. The Company, through its wholly owned subsidiary, FRD Acquisition Co. ("FRD"), also operates the Coco's and Carrows restaurant chains. Coco's and Carrows compete in the family style category and are located primarily in California. The Company has accounted for FRD as a discontinued operation in its Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). See Note 4.

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

The Company's financial statements as of January 7, 1998 have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that the Company report interest expense during a bankruptcy proceeding only to the extent that it would be paid during the proceedings or that was probable it would be an allowed priority, secured or unsecured claim. Accordingly, and in view of the terms of the Plan, as of July 11, 1997, the Company ceased recording interest on Flagstar's then outstanding senior subordinated debentures and convertible debentures. The contractual interest expense for the one week ended January 7, 1998 is disclosed in the Statements of Consolidated Operations.

NOTE 2 FRESH START REPORTING

As of the Effective Date, Advantica adopted fresh start reporting pursuant to the guidance provided by SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and requires assets and liabilities to be adjusted to their fair values as of the Effective Date in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations." In conjunction with the revaluation of assets and liabilities, a reorganization value for the Company was determined which generally approximated the fair value of the Company before considering debt and approximated the amount a buyer would pay for the assets of the Company after reorganization. Under fresh start reporting, the reorganization value of the Company was allocated to the Company's assets and the portion of the reorganization value which was not attributable to specific tangible or identified intangible assets of the Company has been reported as "Reorganization value in excess of amounts allocable to identifiable assets, net of accumulated amortization" in the Consolidated Balance Sheets (see Note 6 regarding the 1999 impairment of the reorganization value). Advantica is amortizing such amount over a five-year period. All financial statements for any period subsequent to the Effective Date are referred to as "Successor Company" statements, as they reflect the periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to the Effective Date.

The results of operations in the Statement of Consolidated Operations for the one week ended January 7, 1998 reflect the results of operations prior to Advantica's emergence from bankruptcy and the effects of fresh start reporting adjustments. In this regard, the Statement of Consolidated Operations reflects an extraordinary gain on the discharge of certain debt as well as reorganization items consisting primarily of gains and losses related to the adjustments of assets and liabilities to fair value.

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

Cash and Cash Equivalents and Investments. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with longer maturities, generally consisting of corporate, U.S. Treasury or agency debt securities, are considered available for sale and reported in the balance sheet as investments at fair value. Unrealized holding gains and losses on available-for-sale investments, net of related tax effect, are reported as a separate component of shareholders' equity (deficit) until realized. At December 29, 1999, the carrying value of available-for-sale investments approximated their fair value. At December 27, 2000, there were no available-for-sale investments.

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

     Buildings -- Five to twenty years
     Equipment -- Two to ten years
     Leasehold Improvements -- Estimated useful life limited by the lease period, generally between five and ten years.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of acquired assets over the fair market value of their net tangible and identifiable intangible assets and is being amortized on a straight-line basis over a period of no more than 20 years. Other intangible assets consist primarily of trademarks, tradenames, franchise and other operating agreements. Intangible assets were adjusted to estimated fair value at January 7, 1998 as a result of the adoption of fresh start reporting. Such assets are being amortized on the straight-line basis over the useful lives of the franchise and other agreements and over 40 years for tradenames.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. The portion of the reorganization value of the Company which was not attributable to specific tangible or identified intangible assets of the Company is being amortized using the straight-line method over a five-year period.

Asset Impairment. The Company follows the provisions of Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB 17"), and Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with APB 17 and SFAS 121, as applicable, the Company assesses impairment of long-lived assets such as reorganization value in excess of amounts allocable to identifiable assets, goodwill and property, plant and equipment whenever changes or events indicate that the carrying value may not be recoverable. In accordance with APB 17, the Company assesses impairment of the intangible assets reorganization value in excess of amounts allocable to identifiable assets and goodwill whenever the Company's market indicators (e.g., common stock market value) and/or operating trends have had other than a temporary adverse change. The Company applies a discounted cash flow approach to measure impairment. The discount rate used is the Company's estimated current cost of capital. In accordance with SFAS 121, other long-lived assets are written down to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the interest method over the terms of the respective debt issues.

Self-Insurance Liabilities. The Company has historically been insured under guaranteed cost/deductible insurance programs and/or has been self-insured for its workers' compensation, general/product and automobile insurance liabilities. The liabilities for prior and current estimated incurred losses for periods while the Company has been self-insured are discounted to their present value based on expected loss payment patterns determined by independent actuaries. The total discounted insurance liabilities recorded at December 29, 1999 and December 27, 2000 were $41.7 million and $39.1 million, respectively, reflecting a 5% discount rate for 1999 and 2000. The related undiscounted amounts at such dates were $47.2 million and $44.3 million, respectively.

Advertising Costs. Production costs for radio and television advertising are expensed in the year in which the commercials are initially aired. Advertising expense for the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000 was $0.9 million, $48.5 million, and $50.8 million and $53.3 million, respectively.

Interest Associated with Discontinued Operations. The Company has allocated to certain discontinued operations a pro-rata portion of interest expense based on a ratio of the net assets of the discontinued operations to the Company's consolidated net assets as of the 1989 acquisition date of Flagstar by FCI for periods prior to January 7, 1998 and based on a ratio of the net assets of the discontinued operations to the Company's net assets after the adoption of fresh start reporting for periods subsequent to January 7, 1998. Interest related to discontinued operations, including allocated interest expense, for the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000 was $1.3 million, $48.5 million, $35.7 million and $26.6 million, respectively.

Deferred Gains. In September 1995, the Company sold its distribution subsidiary, Proficient Food Company ("PFC"), for approximately $122.5 million. In conjunction with the sale, the Company entered into an eight-year distribution contract with the acquirer of PFC, which was subsequently extended to September 7, 2005. This transaction resulted in a deferred gain of approximately $72.0 million that is being amortized over the life of the distribution contract as a reduction of product cost. During the third quarter of 1996, the Company sold Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, its two food processing operations. The sales were finalized in the fourth quarter of 1996 pursuant to the purchase price adjustment provisions of the related agreements. Consideration from the sales totaled approximately $72.1 million, including the receipt of approximately $60.6 million in cash. In conjunction with these sales, the Company entered into five-year purchasing agreements with the acquirers. These transactions resulted in deferred gains totaling approximately $41.5 million that are being amortized over the lives of the respective purchasing agreements as a reduction of product cost. The purchasing agreement related to Mother Butler Pies expires on July 31, 2001 and the purchasing agreement related to Portion-Trol Foods, Inc. expires on December 31, 2001.

Cash Overdrafts. The Company has included in accounts payable on the Consolidated Balance Sheets cash overdrafts totaling $30.7 million and $24.8 million at December 29, 1999 and December 27, 2000, respectively.

Franchise and License Fees. Initial franchise and license fees are recognized when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial fees for all periods presented are not significant. Continuing fees, based upon a percentage of net sales, are recorded as income on a monthly basis.

Gains on Sales of Company-Owned Restaurants. Gains on sales of company-owned restaurants that include real estate owned by the Company are recognized in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." In this regard, gains on such sales are recognized when the cash proceeds from the sale exceed 20 percent of the sales price. For restaurant sale transactions that do not include real estate owned by the Company, gains are recognized at the time collection of the sale price is reasonably assured.

Total proceeds and cash proceeds received from sales of company-owned restaurants totaled $8.7 million and $7.3 million, $7.7 million and $5.4 million, $27.6 million and $16.1 million and $74.4 million and $70.9 million for the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000, respectively.

New Accounting Standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. Advantica appointed a team to implement SFAS 133 for the entire company. This team has implemented a SFAS 133 risk management process and has been educating both financial and nonfinancial personnel, reviewing contracts to identify derivatives and embedded derivatives and addressing various other SFAS 133-related issues. Advantica adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001 in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 4 DISPOSITIONS OF BUSINESS SEGMENTS AND DISCONTINUED OPERATIONS

On April 1, 1998, the Company completed the sale to CKE Restaurants, Inc. of all of the capital stock of Flagstar Enterprises, Inc. ("FEI"), which had operated the Company's Hardee's restaurants. As a result of the adoption of fresh start reporting, as of the Effective Date the net assets of FEI were adjusted to fair value less estimated costs of disposal based on the terms of the stock purchase agreement. The net gain resulting from this adjustment is reflected in "Reorganization items of discontinued operations" in the Statements of Consolidated Operations. As a result of this adjustment, no gain or loss on disposition is reflected in the fifty-one weeks ended December 30, 1998.

On June 10, 1998, the Company completed the sale of all of the capital stock of Quincy's Restaurants, Inc. ("Quincy's"), the wholly owned subsidiary which had operated the Company's Quincy's Family Steakhouse Division, to Buckley Acquisition Corporation. The resulting gain was reflected as an adjustment to reorganization value in excess of amounts allocable to identifiable assets.

On December 29, 1999, the Company completed the sale of all of the capital stock of El Pollo Loco, Inc. ("EPL") to American Securities Capital Partners, L.P. The disposition of EPL resulted in a gain of approximately $15.5 million, net of taxes.

During the first quarter of 2000, the Company announced a plan to explore the possible sale or recapitalization of its Coco's and Carrows concepts, which operate under Advantica's wholly owned subsidiary, FRD. As a result, the Company began accounting for FRD as a discontinued operation in the second quarter of 2000 and continued to market for divestiture its Coco's and Carrows concepts throughout the balance of 2000 and into the first quarter of 2001. The Company began accounting for FRD as a discontinued operation in the second quarter of 2000.

The Statements of Consolidated Operations and Cash Flows for all periods presented herein have been reclassified to reflect FRD, EPL, FEI and Quincy's as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Also in accordance with APB 30, FRD's results from operations subsequent to the date that FRD was identified as a discontinued operation (the "measurement date") have been included as a component of net liabilities held for sale in the Consolidated Balance Sheets.

Revenue and operating income of the discontinued operations for the reported periods are as follows:

                                        PREDECESSOR
                                          COMPANY                 SUCCESSOR COMPANY
                                        -----------   ------------------------------------------
                                         ONE WEEK      FIFTY-ONE          FISCAL YEAR ENDED
                                           ENDED      WEEKS ENDED    ---------------------------
                                        JANUARY 7,    DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                           1998           1998           1999           2000
                                        -----------   ------------   ------------   ------------
              (In millions)
              REVENUE
              FRD                          $ 8.4         $439.4         $389.8         $371.1
              EPL                            2.0          125.1          144.9             --
              FEI                            9.2          116.2             --             --
              Quincy's                       3.5           78.7             --             --
                                           -----         ------         ------         ------
                                           $23.1         $759.4         $534.7         $371.1
                                           =====         ======         ======         ======
              OPERATING INCOME (LOSS)
              FRD                          $ 0.1         $(18.0)        $(87.7)        $(79.8)
              EPL                           (0.2)           1.9            2.4             --
              FEI                            0.2            5.5             --             --
              Quincy's                      (0.1)           0.2             --             --
                                           -----         ------         ------         ------
                                           $ 0.0         $(10.4)        $(85.3)        $(79.8)
                                           =====         ======         ======         ======

On February 14, 2001, FRD filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (see Note 20). At December 27, 2000, FRD's financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The financial position of FRD is reported as "Net liabilities of discontinued operations" in the Consolidated Balance Sheets and consists of the assets and liabilities reported below. FRD's financial position for the year ended December 27, 2000 has been presented in conformity with SOP 90-7, and accordingly, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated below as "Liabilities subject to compromise."

                                                                            DECEMBER 29,   DECEMBER 27,
                                                                                1999           2000
                                                                            ------------   ------------
              (In thousands)
              Assets
              Current assets                                                  $ 19,885       $ 14,982
              Property owned, net                                               96,955         88,562
              Property held under capital leases, net                           14,714         10,791
              Other assets                                                     100,320         99,126
                                                                              --------       --------
                                                                               231,874        213,461
                                                                              --------       --------
              Less liabilities
              Current liabilities
                Current portion of obligations under capital lease               2,770          2,709
                Other current liabilities                                       54,336         81,504
                                                                              --------       --------
                                                                                57,106         84,213
                                                                              --------       --------
              Long-term liabilities
                Obligations under capital lease, noncurrent                     10,095          7,323
                Other long-term liabilities                                    218,652         17,117
                                                                              --------       --------
                                                                               228,747         24,440
                                                                              --------       --------
              Total liabilities not subject to compromise                      285,853        108,653
              Liabilities subject to compromise (Note 20)                           --        174,208
                                                                              --------       --------
              Total liabilities                                                285,853        282,861
                                                                              --------       --------
              Net liabilities of discontinued operations                      $(53,979)      $(69,400)
                                                                              ========       ========

NOTE 5 ACQUISITIONS

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

During 2000, Denny's, Inc., a wholly owned subsidiary of the Company, purchased 59 Denny's franchise restaurants from Olajuwon Holdings, Inc. ("OHI"), a bankrupt franchisee. The purchases were made with the approval of the bankruptcy court and other parties having an interest in the OHI bankruptcy estate. Denny's, Inc. separately reacquired 3 other restaurants from affiliated franchisees of OHI. The acquisitions of these units have been accounted for under the purchase method of accounting. The total purchase price for the 62 restaurants of approximately $16.2 million, which consisted of cash of approximately $4.5 million, the forgiveness of debt of $1.4 million and the assumption of capital leases and other liabilities of $10.3 million, exceeded the estimated fair value of the restaurants' identifiable net assets by approximately $10.0 million. This excess has been reflected as goodwill in the Consolidated Financial Statements.

NOTE 6 IMPAIRMENT CHARGES

Due to the presence of certain conditions at December 29, 1999, including the then current market value of the Company's common stock, the market discount on certain of the Company's debt instruments and certain operating trends, the Company concluded it should perform an impairment assessment of the carrying amount of the intangible asset "Reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization." In performing this analysis, management utilized a discounted future cash flow model and recorded an impairment charge of $136.5 million, representing the difference between the estimated value of the Company resulting from the cash flow model and the value of the Company's net assets recorded at December 29, 1999 prior to recognition of impairment.

At December 27, 2000, the Company recorded an impairment charge of $6.4 million for certain underperforming restaurants based on the estimated future discounted cash flows of those units.

NOTE 7 RESTRUCTURING CHARGES

In late 1999, the Company's management and board of directors, assisted by outside advisors, began an extensive review of the Company's operations and structure. In February 2000, the Company began to implement its "One Company, One Brand" strategy which focused its direction primarily on the Denny's concept. This strategy included efforts to move toward a more franchised-based operation and actions to streamline its overhead structure by merging corporate administrative functions with the Denny's organization.

The plan's implementation involved a reduction of personnel related to a corporate reorganization and the identification of units for closure. Consequently, the Company recorded approximately $3.7 million of severance and outplacement costs and $0.9 million of operating lease liabilities for closed stores as a result of the plan. Additionally, a $2.6 million impairment charge was recorded related to certain acquired software and capitalized construction costs which became obsolete as a result of the cancellation of projects identified as part of the plan. Of the total amount of $7.2 million recorded in the first quarter of 2000, $5.1 million of the restructuring and impairment charges represent cash charges of which approximately $3.9 million was paid through December 27, 2000.

In addition, during the fourth quarter of 2000, the Company recorded $5.3 million of restructuring charges, comprised entirely of severance and outplacement costs, resulting from the realignment of certain senior management positions.

NOTE 8 REORGANIZATION ITEMS

Reorganization items included in the Statements of Consolidated Operations consist of the following:

                                                               ONE WEEK
                                                                ENDED
                                                              JANUARY 7,
                                                                 1998
                                                              ----------
  (In thousands)
  Net gain related to adjustments of assets and liabilities
     to fair value                                            $(595,689)
  Professional fees and other                                     8,809
  Severance and other exit costs                                  4,892
                                                              ---------
                                                              $(581,988)
                                                              =========

NOTE 9 PROPERTY, NET

Property, net, consists of the following:

                                                              DECEMBER 29,   DECEMBER 27,
                                                                  1999           2000
                                                              ------------   ------------
  (In thousands)
  Property owned:
     Land                                                       $ 66,654       $ 65,738
     Buildings and improvements                                  399,130        390,993
     Other property and equipment                                105,284        103,286
                                                                --------       --------
     Total property owned                                        571,068        560,017
     Less accumulated depreciation                               119,257        170,959
                                                                --------       --------
     Property owned, net                                         451,811        389,058
                                                                --------       --------
     Buildings and improvements, vehicles, and other
      equipment held under capital leases                         96,496         81,740
     Less accumulated amortization                                37,370         45,471
                                                                --------       --------
     Property held under capital leases, net                      59,126         36,269
                                                                --------       --------
                                                                $510,937       $425,327
                                                                ========       ========

NOTE 10 OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                              DECEMBER 29,   DECEMBER 27,
                                                                  1999           2000
                                                              ------------   ------------
  (In thousands)
  Accrued salaries and vacations                                $ 32,804       $ 30,699
  Accrued insurance                                               19,785         17,502
  Accrued taxes                                                   14,913         11,703
  Accrued interest                                                33,974         28,159
  Other                                                           64,779         57,410
                                                                --------       --------
                                                                $166,255       $145,473
                                                                ========       ========

NOTE 11 DEBT

Long-term debt consists of the following:

                                                              DECEMBER 29,   DECEMBER 27,
                                                                  1999           2000
                                                              ------------   ------------
(In thousands)
Notes and Debentures:
  11 1/4% Senior Notes due January 15, 2008, interest
     payable semi-annually                                      $529,608       $529,608
  Mortgage Notes Payable:
     11.03% Notes due July 12, 2000                              160,000             --
  Other notes payable, maturing over various terms to 12
     years, payable in monthly or quarterly installments
     with interest rates ranging from 7.5% to 12.8% (a)            4,974          3,531
  Notes payable secured by equipment, maturing over various
     terms up to 13 years, payable in monthly installments
     with interest rates ranging from 9.0% to 11.97% (b)           3,844          3,951
Capital lease obligations (see Note 12)                           71,999         50,490
In-substance defeased debt due November 15, 2000                 153,297             --
                                                                --------       --------
                                                                 923,722        587,580
Premium (discount), net (see Note 2):
  11 1/4% Senior Notes, effective rate 10.79%                     20,792         19,055
  11.03% Notes, effective rate 8.18%                               2,935             --
  In-substance defeased debt, effective rate 5.29%                 5,433             --
  Other notes payable                                             (1,363)        (1,329)
                                                                --------       --------
  Total debt                                                     951,519        605,306
Less current maturities                                          336,156         11,596
                                                                --------       --------
  Total long-term debt                                          $615,363       $593,710
                                                                ========       ========

-------------------------------------

(a) Includes notes collateralized by restaurant and other properties with a net book value of $5.0 million at December 27, 2000.
(b) Collateralized by equipment with a net book value of $0.6 million at December 27, 2000.

Aggregate annual maturities of long-term debt at December 27, 2000 during the next five years are as follows:

                        YEAR:
                        -----
                        (In millions)
                        2001                                                      $11.6
                        2002                                                        5.4
                        2003                                                        4.7
                        2004                                                        3.9
                        2005                                                        3.5

The Company has a senior revolving credit facility with The Chase Manhattan Bank and other lenders named therein, providing the Company (excluding FRD) with a working capital and letter of credit facility of up to a total of $200 million (as amended to date, the "Advantica Credit Facility"). The Advantica Credit Facility is used for working capital advances, letters of credit and general corporate purposes by certain of Advantica's operating subsidiaries which are borrowers thereunder. The Advantica Credit Facility is guaranteed by Advantica and, subject to certain exceptions, by Advantica's subsidiaries that are not borrowers thereunder and generally is secured by liens on the same collateral that formerly secured Flagstar's obligations under the Credit Agreement (with additional liens on the Company's corporate headquarters in Spartanburg, South Carolina and accounts receivable).

The Advantica Credit Facility contains covenants customarily found in credit agreements for leveraged financings that, among other things, place limitations on (1) dividends on capital stock; (2) redemptions and repurchases of capital stock; (3) prepayments, redemptions and repurchases of debt (other than loans under the Advantica Credit Facility); (4) liens and sale-leaseback transactions;
(5) loans and investments; (6) incurrence of debt; (7) capital expenditures; (8) operating leases; (9) mergers and acquisitions; (10) asset sales; (11) transactions with affiliates; (12) changes in the business conducted by Advantica and its subsidiaries and (13) amendment of debt and other material agreements.

The Advantica Credit Facility also contains covenants that require Advantica and its subsidiaries on a consolidated basis to meet certain financial ratios and tests including provisions for the maintenance of a minimum level of interest coverage (as defined) and a minimum level of fixed charges coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined), and limitations on annual capital expenditures. The Advantica Credit Facility was amended in June 2000 to allow the Company the flexibility to execute its recently announced strategic plan, including the divestiture of FRD and the refranchising of several hundred Denny's restaurants. The latest amendment of the Advantica Credit Facility, dated December 26, 2000, provided, among other things, a modification of certain cross-default provisions related to its FRD subsidiary.

The Company was in compliance with the terms of the Advantica Credit Facility at December 27, 2000. Under the most restrictive provision of the Advantica Credit Facility (the fixed charge coverage ratio), for the four quarters ended December 27, 2000, the Company's EBITDA could be approximately $32.1 million less and the Company would still be in compliance.

On July 12, 2000, the Company repaid in full the outstanding balance of the mortgage notes secured by a pool of cross-collateralized mortgages on the land, buildings, equipment and improvements of 239 Denny's restaurant properties (the "Denny's Mortgage Notes"). The repayment or refinancing of the Denny's Mortgage Notes was required to maintain the Advantica Credit Facility in effect and available to the Company.

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "FRD Credit Facility"), which consists of a $30 million term loan and a $40 million revolving credit facility. At December 27, 2000, the lenders under the FRD Credit Facility were Credit Lyonnais New York Branch and other lenders named therein (the "Lenders"), and the facility was guaranteed by Advantica. FRD obtained from the Lenders a waiver of compliance from certain third quarter financial covenants until January 8, 2001. Subsequent to year end, on January 8, 2001, Advantica paid $70 million to the Lenders in full and complete satisfaction of Advantica's guarantee of the FRD Credit Facility with a combination of cash on hand and an advance under the Advantica Credit Facility. As a result of its satisfaction of obligations under its guarantee, Advantica was subrogated to the rights and collateral of the Lenders. Immediately after obtaining its subrogation rights, Advantica assigned such rights to its wholly owned subsidiary, Denny's, Inc. In addition, immediately upon satisfaction of the guarantee, Advantica designated FRD an "unrestricted subsidiary" pursuant to the indenture for the Advantica Senior Notes, which limits Advantica's ability to make further investments in FRD. On January 16, 2001, FRD elected not to make the scheduled interest payment due on its 12.5% Senior Notes (the "FRD Notes"). On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries have received certain waivers of default from Denny's, Inc., as lender under the FRD Credit Facility, with respect to FRD's Chapter 11 filing and to certain covenants for the quarters ending September 27, 2000 and December 27, 2000. Given, among other things, the circumstances at FRD and the uncertainties as to the outcome of the FRD divestiture process, there can be no assurance that the Company will be able to recover all of the secured obligations owed to it under the FRD Credit Facility. For additional information concerning the Chapter 11 filing, see Note 20.

The estimated fair value of the Company's long-term debt (excluding capital lease obligations) is approximately $253 million at December 27, 2000. Such computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company.

NOTE 12 LEASES AND RELATED GUARANTEES

The Company's operations utilize property, facilities, equipment and vehicles leased from others. In addition, certain owned and leased property, facilities and equipment are leased to others.

Buildings and facilities leased from others primarily are for restaurants and support facilities. Restaurants are operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Initial terms of land and restaurant building leases generally are not less than 20 years exclusive of options to renew. Leases of other equipment primarily consist of restaurant equipment, computer systems and vehicles.

Information regarding the Company's leasing activities at December 27, 2000 is as follows:

                                                          CAPITAL LEASES       OPERATING LEASES
                                                        -------------------   -------------------
                                                        MINIMUM    MINIMUM    MINIMUM    MINIMUM
                                                         LEASE     SUBLEASE    LEASE     SUBLEASE
YEAR:                                                   PAYMENTS   RECEIPTS   PAYMENTS   RECEIPTS
-----                                                   --------   --------   --------   --------
(In thousands)
2001                                                    $16,680    $ 3,979    $43,589    $ 18,571
2002                                                      9,881      3,663     40,716      17,987
2003                                                      8,764      3,524     37,121      17,247
2004                                                      7,520      3,316     32,670      16,805
2005                                                      7,040      3,265     29,859      16,564
Subsequent years                                         46,788     37,501    182,355     190,955
                                                        -------    -------    --------   --------
     Total                                               96,673    $55,248    $366,310   $278,129
                                                                   =======    ========   ========
Less imputed interest                                    46,183
                                                        -------
Present value of capital lease obligations              $50,490
                                                        =======

The total rental expense included in the determination of operating income for continuing operations is as follows:

                              ONE WEEK     FIFTY-ONE          FISCAL YEAR ENDED
                               ENDED      WEEKS ENDED    ---------------------------
                             JANUARY 7,   DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                1998          1998           1999           2000
                             ----------   ------------   ------------   ------------
(In thousands)
Base rents                      $653        $33,523        $37,046        $47,322
Contingent rents                 169          8,174          8,379          6,562
                                ----        -------        -------        -------
     Total                      $822        $41,697        $45,425        $53,884
                                ====        =======        =======        =======

Total rental expense does not reflect sublease rental income of $0.2 million, $11.5 million, $14.1 million and $20.1 million for the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000, respectively.

NOTE 13 INCOME TAXES

A summary of the provision for (benefit from) income taxes attributable to the loss before discontinued operations and extraordinary items is as follows:

                                                  ONE WEEK     FIFTY-ONE          FISCAL YEAR ENDED
                                                   ENDED      WEEKS ENDED    ---------------------------
                                                 JANUARY 7,   DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                                    1998          1998           1999           2000
                                                 ----------   ------------   ------------   ------------
(In thousands)
Current:
  Federal                                         $     --      $(2,924)        $   --         $   --
  State, foreign and other                              27          799            814          1,802
                                                  --------      -------         ------         ------
                                                        27       (2,125)           814          1,802
                                                  --------      -------         ------         ------
Deferred:
  Federal                                          (12,513)          --             --             --
  State, foreign and other                          (1,343)          84             --             --
                                                  --------      -------         ------         ------
                                                   (13,856)          84             --             --
                                                  --------      -------         ------         ------
Provision for (benefit from) income taxes         $(13,829)     $(2,041)        $  814         $1,802
                                                  ========      =======         ======         ======
The total provision for (benefit from) income
  taxes related to:
  Loss before discontinued operations             $(13,829)     $(2,041)        $  814         $1,802
  Discontinued operations                            7,509          247            445         (1,416)
                                                  --------      -------         ------         ------
  Total provision for (benefit from) income
     taxes                                        $ (6,320)     $(1,794)        $1,259         $  386
                                                  ========      =======         ======         ======

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities:

                                                  DECEMBER 29,   DECEMBER 27,
                                                      1999           2000
                                                  ------------   ------------
(In thousands)
Deferred tax assets:
  Deferred income                                   $ 12,129      $   6,960
  Debt premium                                        11,893          7,851
  Lease reserves                                       4,601          4,206
  Self-insurance reserves                             18,757         18,155
  Capitalized leases                                   5,142          6,034
  Fixed assets                                           934         23,530
  Other accruals and reserves                         12,107         14,185
  Alternative minimum tax credit carryforwards        12,451         12,451
  Capital loss carryforwards                           1,491             --
  General business credit carryforwards               55,871         61,862
  Net operating loss carryforwards                     2,955            744
  Less: valuation allowance                          (90,309)      (113,498)
                                                    --------      ---------
Total deferred tax assets                             48,022         42,480
                                                    --------      ---------
Deferred tax liabilities:
  Intangible assets                                  (48,022)       (42,480)
                                                    --------      ---------
Total deferred tax liabilities                       (48,022)       (42,480)
                                                    --------      ---------
Net deferred tax liability                          $     --      $      --
                                                    ========      =========

The Company has provided a valuation allowance for the portion of the deferred tax assets for which it is more likely than not that a tax benefit will not be realized. Any subsequent reversal of the valuation allowance of approximately $59 million established in connection with fresh start reporting on January 7, 1998 will be applied first to reduce "Reorganization value in excess of amounts allocable to identifiable assets," then to reduce other identifiable intangible assets followed by a credit directly to equity. In 1999, the Company reversed approximately $5 million of the valuation allowance and recorded a corresponding reduction in "Reorganization value in excess of amounts allocable to identifiable assets." In 2000, the Company reversed approximately $25.4 million of income tax reserves and recorded a corresponding $23.6 million reduction in "Reorganization value in excess of amounts allocable to identifiable assets" and a $1.8 million reduction to loss from discontinued operations. This reserve reversal relates to the settlement of the IRS litigation (see Note 15) along with the settlement and revaluation of other income tax reserves established on January 7, 1998 in connection with the Company's reorganization.

The difference between the statutory federal income tax rate and the effective tax rate on loss from continuing operations before discontinued operations and extraordinary items is as follows:

                                                     ONE WEEK      FIFTY-ONE           FISCAL YEAR ENDED
                                                      ENDED       WEEKS ENDED     ----------------------------
                                                    JANUARY 7,    DECEMBER 30,    DECEMBER 29,    DECEMBER 27,
                                                       1998           1998            1999            2000
                                                    ----------    ------------    ------------    ------------
Statutory tax (benefit) rate                            35%           (35)%           (35)%           (35)%
Differences:
  State, foreign, and other taxes, net of federal
     income tax benefit                                  --             1              --               1
  Amortization of reorganization value in excess
     of amounts allocable to identifiable assets         --            27              13              19
  Impairment charge of excess reorganization value       --            --              18              --
  Nontaxable income related to the reorganization       (29)           --              --              --
  Nondeductible wages related to the FICA tip
     credit and work opportunity tax credit              --             1               1               3
  Portion of losses and income tax credits not
     benefited from as a result of the
     establishment of a valuation allowance              (8)            7               5              13
  Other                                                  --            (3)             (2)              1
                                                        ---           ---             ---             ---
  Effective tax (benefit) rate                           (2)%          (2)%            --%              2%
                                                        ===           ===             ===             ===

The Company utilized substantially all of its pre-1999 net operating loss ("NOL") carryforwards and portions of certain other pre-1999 carryforwards to offset taxable income principally generated from the sale of its discontinued operations during 1998.

In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness (see Note 18). This gain is not taxable since the gain resulted from a reorganization under the Bankruptcy Code. However, the Company is required, beginning with its 1999 taxable year, to reduce certain tax attributes related to Advantica, exclusive of its operating subsidiaries, including (1) NOL carryforwards, (2) certain tax credits and (3) tax bases in assets in an amount equal to such gain on extinguishment.

At December 27, 2000, the Company has available, on a consolidated basis, general business credit carryforwards of approximately $73 million, most of which expire in 2004 through 2020, and alternative minimum tax ("AMT") credit carryforwards of approximately $12 million, which never expire. In addition, the Company has available regular NOL and AMT NOL carryforwards of approximately $2 million and $45 million, respectively, which expire in 2012 through 2020. Due to the reorganization of the Company on January 7, 1998, the Company's ability to utilize the general business credit carryforwards, AMT credit carryforwards, and NOL carryforwards which arose prior to the reorganization is limited to a specified annual amount. The annual limitation for the utilization of these carryforwards is approximately $21 million for NOL carryforwards or $7 million for tax credits. The annual limitation may also be increased for the recognition of certain built-in gains. General business credits of approximately $23 million, regular NOL carryforwards of approximately $2 million and AMT NOL carryforwards of approximately $19 million that arose subsequent to the reorganization are not subject to any limitation as of the end of 2000. A portion of the carryforwards may be reduced or lost based upon the ultimate disposition of FRD's operating subsidiaries.

In connection with the purchase of FRI-M in May 1996, the Company acquired certain income tax attributes which, prior to 1999, could be used only to offset the separate taxable income of FRI-M and its subsidiaries. Approximately $23 million of regular NOL carryforwards are available at December 27, 2000 to reduce the future taxable income of the Company and its subsidiaries, subject to certain limitations. Due to FRI-M's prior ownership changes in January 1994 and May 1996, the ability to utilize these carryforwards is limited. The annual limitation for the utilization of FRI-M's NOL carryforwards which were generated after January 1994 and before May 1996 is approximately $4 million, plus the recognition of certain built-in gains. These NOL carryforwards expire principally in 2009 through 2011. Utilization of FRI-M's loss carryforwards are also subject to the Company's overall annual limitation of $21 million. FRI-M and the Company utilized capital loss carry over of approximately $4 million in 1997, $7 million in 1998, $4 million in 1999 and $4 million in 2000 to offset capital gains recognized during 1997 through 2000. A portion of the carryforwards may be reduced or lost based upon the ultimate disposition of FRD's operating subsidiaries.

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

The components of net pension cost of the pension plan and other defined benefit plans as determined under SFAS No. 87 are as follows:

                                          ONE WEEK     FIFTY-ONE          FISCAL YEAR ENDED
                                           ENDED      WEEKS ENDED    ---------------------------
                                         JANUARY 7,   DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                            1998          1998           1999           2000
                                         ----------   ------------   ------------   ------------
(In thousands)
PENSION PLAN:
Service cost                               $    70       $1,040        $   758        $   459
Interest cost                                   63        2,861          2,700          2,608
Expected return on plan assets                 (71)      (3,658)        (3,307)        (3,225)
Amortization of prior service cost              --           --             --             --
Recognized net actuarial loss                   --           --             --             --
                                           -------       ------        -------        -------
Net periodic benefit cost                  $    62       $  243        $   151        $  (158)
                                           =======       ======        =======        =======
Purchase accounting                        $11,633       $   --        $    --        $    --
Curtailment gains                               --       (6,338)          (796)            --
Settlement loss                                 --          119             --             --
Other comprehensive income                      --           --             --          2,444

OTHER DEFINED BENEFIT PLANS:
Service cost                               $     2       $  125        $   370            681
Interest cost                                    3          166            176            236
Expected return on plan assets                  --           --             --             --
Amortization of prior service cost              --           27             --             --
Recognized net actuarial gain                   --           (1)            96             (1)
                                           -------       ------        -------        -------
Net periodic benefit cost                  $     5       $  317        $   642        $   916
                                           =======       ======        =======        =======
Curtailment loss                           $    --       $   --        $   702        $    --

Net pension and other defined benefit plan costs charged to continuing operations for the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000 were $0.7 million, $0.6 million and $1.1 million, respectively. Costs charged to continuing operations for the one week ended January 7, 1998 were not significant.

The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its pension plan and other defined benefit plans:

                                                     PENSION PLAN           OTHER DEFINED BENEFIT PLANS
                                              ---------------------------   ---------------------------
                                              DECEMBER 29,   DECEMBER 27,   DECEMBER 29,   DECEMBER 27,
                                                  1999           2000           1999           2000
                                              ------------   ------------   ------------   ------------
(In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year         $41,123        $37,026        $ 2,498        $ 3,340
Service cost                                        758            459            370            680
Interest cost                                     2,700          2,608            176            236
Actuarial losses (gains)                         (2,002)          (617)           476           (342)
Curtailment gains                                (1,539)            --             (2)            --
Settlement                                       (1,775)            --             --             --
Benefits paid                                    (2,239)        (2,211)          (178)          (222)
                                                -------        -------        -------        -------
Benefit obligation at end of year               $37,026        $37,265        $ 3,340        $ 3,692
                                                =======        =======        =======        =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year                                          $37,043        $34,883        $    --        $    --
Actual return on plan assets                      1,854           (182)            --             --
Employer contributions                               --            591            178            222
Settlement                                       (1,775)            --             --             --
Benefits paid                                    (2,239)        (2,211)          (178)          (222)
                                                -------        -------        -------        -------
Fair value of plan assets at end of year        $34,883        $33,081        $    --        $    --
                                                =======        =======        =======        =======
RECONCILIATION OF FUNDED STATUS
Funded Status                                   $(2,143)       $(4,184)       $(3,340)       $(3,692)
Unrecognized actuarial losses (gains)                --          2,790           (190)          (531)
Unrecognized transition amount                       --             --             (1)            (1)
Unrecognized prior service cost                      --             --             --             --
Fourth quarter contribution                          --             --             --             --
                                                -------        -------        -------        -------
Net amount recognized                           $(2,143)       $(1,394)       $(3,531)       $(4,224)
                                                =======        =======        =======        =======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEET CONSIST OF:
Accrued benefit liability                       $(2,143)       $(3,838)       $(3,531)       $(4,224)
Accumulated other comprehensive income               --          2,444             --             --
                                                -------        -------        -------        -------
Net amount recognized                           $(2,143)        (1,394)       $(3,531)       $(4,224)
                                                =======        =======        =======        =======

Assets held by the Company's plans are invested in money market and other fixed income funds as well as equity funds.

Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

                                                       1998       1999      2000
                                                       ----       ----      ----
Discount rate                                           6.8%      7.3%      7.5%
Rates of salary progression                             4.0%      4.0%      4.0%
Long-term rates of return on assets                    10.0%      9.5%      9.5%

In addition, the Company has defined contribution plans whereby eligible employees can elect to contribute from 1% to 15% of their compensation to the plans. Under these plans, the Company makes matching contributions, subject to certain limitations. Amounts charged to income under these plans for continuing operations were $2.0 million, $2.0 million and $1.9 million for the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000, respectively. Matching contributions related to the one week ended January 7, 1998 were not significant.

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

Under each plan, options granted to date generally vest evenly over three to five years, have a 10-year life and are issued at the market value at the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The fair value of the stock options granted in 1999 was estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2000. The following weighted average assumptions were used for such grants:

                                                              1999
                                                            ---------
                   Dividend yield                           0.0%
                   Expected volatility                      0.72
                   Risk-free interest rate                  6.4%
                   Weighted average expected life           9.0 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  FISCAL YEAR ENDED
                                                             ---------------------------
                                                             DECEMBER 29,   DECEMBER 27,
                                                                 1999           2000
                                                             ------------   ------------
                   (In millions, except per share data)
                   Pro forma net loss                          $(386.3)        $(99.9)
                   Pro forma loss per share:
                     Basic and diluted                           (9.63)         (2.49)

A summary of the Company's stock option plans is presented below.

                                                                      1999                       2000
                                                            ------------------------   ------------------------
                                                                         WEIGHTED                   WEIGHTED
                                                                         AVERAGE                    AVERAGE
                                                            OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                                            -------   --------------   -------   --------------
                   (Option amounts in thousands)
                   Outstanding, beginning of year            3,092        $8.32         4,768        $6.37
                   Granted                                   2,063         3.66            --           --
                   Exercised                                    --           --            --           --
                   Forfeited/Expired                          (387)        7.50        (2,277)        8.08
                                                             -----                     ------
                   Outstanding, end of year                  4,768         6.37         2,491         4.81
                                                             =====                     ======
                   Exercisable at year end                   1,210         8.99         1,002         5.66

The following table summarizes information about stock options outstanding at December 27, 2000 (option amounts in thousands):

                          WEIGHTED-
                           AVERAGE     WEIGHTED-                 WEIGHTED-
             NUMBER       REMAINING     AVERAGE      NUMBER       AVERAGE
EXERCISE   OUTSTANDING   CONTRACTUAL   EXERCISE    EXERCISABLE   EXERCISE
 PRICES    AT 12/27/00      LIFE         PRICE     AT 12/27/00     PRICE
--------   -----------   -----------   ---------   -----------   ---------
 $ 3.50       1,411         8.50         $3.50          385        $3.50
   4.69         659         7.71          4.69          336         4.69
   6.31          20         8.02          6.31            5         6.31
   7.00          60         8.10          7.00           15         7.00
  10.00         341         7.09         10.00          261        10.00
              -----                                   -----
              2,491         8.08          4.81        1,002         5.66
              =====                                   =====

The weighted average fair value per option of options granted during the fiscal year ended December 29, 1999 was $2.78. No options were granted during 2000.

NOTE 15 COMMITMENTS AND CONTINGENCIES

There are various claims and pending legal actions against or indirectly involving the Company, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 27, 2000, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.

In 1994, the Company was advised by the Internal Revenue Service of proposed deficiencies for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by the Company for the seven taxable periods ended December 31, 1992. In the third quarter of 1996, this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act (the "Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. Because the Company believed the remaining proposed deficiencies were substantially incorrect, it contested such proposed deficiencies in 1998 by filing petitions in the United States Tax Court. The Company settled all the issues in these petitions with the IRS in the fourth quarter of 2000, although the Company and the IRS have not yet completed the final computations of the federal income taxes and interest. These final computations are expected to be completed during the first quarter of 2001. In 2000, the Company adjusted its income tax reserves established in connection with these issues (see Note 13 to the Consolidated Financial Statements). An additional adjustment of these income tax reserves may be required when the computations are completed.

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

In conjunction with the sales of Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, the Company entered into five-year purchasing agreements with the acquirers under which the Company is required to make minimum annual purchases over the contract terms. The aggregate estimated commitments remaining at December 27, 2000 relative to Portion-Trol Foods, Inc. and Mother Butler Pies, respectively, are approximately $62.0 million and $14.0 million.

On January 25, 2000, the Company entered into a three-year agreement with Affiliated Computer Services, Inc. ("ACS") to manage and operate the Company's information technology for its corporate headquarters, restaurants and field management. This agreement replaced the IBM Global Services contract which had been in existence since 1996. ACS oversees data center operations, applications development and maintenance, desktop support, data networking, help desk operations and POS hardware maintenance. The Company spent $11.4 million in 2000 under the agreement and anticipates spending approximately $16.0 million in each of the next two years.

NOTE 16 SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                         ACCUMULATED
                                                                                            OTHER       SHAREHOLDERS'
                                                              TOTAL                     COMPREHENSIVE      EQUITY/
                                                           OTHER EQUITY     DEFICIT     INCOME (LOSS)     (DEFICIT)
                                                           ------------   -----------   -------------   -------------
       (In thousands)
       Balance December 31, 1997                            $ 745,800     $(2,107,815)     $  (435)      $(1,362,450)
                                                            ---------     -----------      -------       -----------
         Comprehensive income:
            Net income excluding adjustments for
              reorganization and fresh start reporting             --          (3,087)          --            (3,087)
                                                            ---------     -----------      -------       -----------
         Comprehensive income                                      --          (3,087)          --            (3,087)
         Adjustments for reorganization                       383,464         612,845           --           996,309
         Adjustments for fresh start reporting               (711,937)      1,498,057          435           786,555
                                                            ---------     -----------      -------       -----------
       Balance January 7, 1998                                417,327              --           --           417,327
                                                            ---------     -----------      -------       -----------
         Comprehensive income:
            Net loss                                               --        (181,419)          --          (181,419)
            Other comprehensive income:
              Foreign currency translation adjustments             --              --           47                47
                                                            ---------     -----------      -------       -----------
         Comprehensive income                                      --        (181,419)          47          (181,372)
         Issuance of common stock                                  89              --           --                89
                                                            ---------     -----------      -------       -----------
       Balance December 30, 1998                              417,416        (181,419)          47           236,044
                                                            ---------     -----------      -------       -----------
         Comprehensive income:
            Net loss                                               --        (381,904)          --          (381,904)
            Other comprehensive income:
              Foreign currency translation adjustments             --              --          (87)              (87)
                                                            ---------     -----------      -------       -----------
         Comprehensive income                                      --        (381,904)         (87)         (381,991)
         Issuance of common stock                                 107              --           --               107
                                                            ---------     -----------      -------       -----------
       Balance December 29, 1999                              417,523        (563,323)         (40)         (145,840)
                                                            ---------     -----------      -------       -----------
         Comprehensive income:
            Net loss                                               --         (98,002)          --           (98,002)
            Other comprehensive income:
              Foreign currency translation adjustments             --              --          (56)              (56)
              Additional minimum pension liability                 --              --       (2,444)           (2,444)
                                                            ---------     -----------      -------       -----------
         Comprehensive income                                      --         (98,002)      (2,500)         (100,502)
         Issuance of common stock                                  81              --           --                81
                                                            ---------     -----------      -------       -----------
       Balance December 27, 2000                            $ 417,604     $  (661,325)     $(2,540)      $  (246,261)
                                                            =========     ===========      =======       ===========

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

NOTE 17 EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The following table sets forth the computation of basic and diluted loss per share:

                                                         PREDECESSOR
                                                           COMPANY                 SUCCESSOR COMPANY
                                                         -----------   ------------------------------------------
                                                          ONE WEEK      FIFTY-ONE          FISCAL YEAR ENDED
                                                            ENDED      WEEKS ENDED    ---------------------------
                                                         JANUARY 7,    DECEMBER 30,   DECEMBER 29,   DECEMBER 27,
                                                            1998           1998           1999           2000
                                                         -----------   ------------   ------------   ------------
(In thousands)
Numerator:
  Income (loss) from continuing operations                $602,873      $(127,019)     $(275,802)      $(82,472)
  Preferred stock dividends                                   (273)            --             --             --
                                                          --------      ---------      ---------       --------
  Numerator for basic earnings (loss) per
     share -- income (loss) from continuing operations
     available to common shareholders                      602,600       (127,019)      (275,802)       (82,472)
                                                          --------      ---------      ---------       --------
  Effect of dilutive securities:
     $2.25 Series A Cumulative Convertible Exchangeable
       Preferred Stock                                         273             --             --             --
     10% Convertible Junior Subordinated Debentures             --             --             --             --
                                                          --------      ---------      ---------       --------
                                                               273             --             --             --
                                                          --------      ---------      ---------       --------
  Numerator for diluted earnings (loss) per
     share -- income (loss) from continuing operations
     available to common shareholders after assumed
     conversions                                          $602,873      $(127,019)     $(275,802)      $(82,472)
                                                          ========      =========      =========       ========
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares                                         42,434         40,006         40,024         40,070
                                                          --------      ---------      ---------       --------
  Effect of dilutive securities:
     $2.25 Series A Cumulative Convertible Exchangeable
       Preferred Stock                                       8,562             --             --             --
     10% Convertible Junior Subordinated Debentures          4,136             --             --             --
                                                          --------      ---------      ---------       --------
  Dilutive potential common shares                          12,698             --             --             --
                                                          --------      ---------      ---------       --------
  Denominator for diluted earnings (loss) per
     share -- adjusted weighted average shares and
     assumed conversions                                    55,132         40,006         40,024         40,070
                                                          ========      =========      =========       ========
  Basic earnings (loss) per share from continuing
     operations                                           $  14.21      $   (3.17)     $   (6.89)      $  (2.06)
                                                          ========      =========      =========       ========
  Diluted earnings (loss) per share from continuing
     operations                                           $  10.93      $   (3.17)     $   (6.89)      $  (2.06)
                                                          ========      =========      =========       ========

The calculations of basic and diluted loss per share have been based on the weighted average number of Company shares outstanding. The warrants and options of the Successor Company have been omitted from the calculations for the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999 and December 27, 2000 because they have an antidilutive effect on loss per share.

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

NOTE 19 SEGMENT INFORMATION

Advantica operates entirely in the food service industry with substantially all revenues resulting from the sale of menu products at restaurants operated by the Company, franchisees or licensees. The Company operates one restaurant concept which is considered a reportable segment. Therefore, revenues, assets, depreciation and amortization and capital expenditures have been reported in the Consolidated Financial Statements.

Advantica evaluates performance based on several factors, of which the primary financial measure is business segment income before interest, taxes, depreciation, amortization and charges for restructuring and impairment ("EBITDA as defined"). EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments; however, it is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. The accounting policies of the business segment are the same as those described in the summary of significant accounting policies in Note 3.

                                                         PREDECESSOR
                                                           COMPANY                 SUCCESSOR COMPANY
                                                         -----------   ------------------------------------------
                                                          ONE WEEK      FIFTY-ONE          FISCAL YEAR ENDED
                                                            ENDED      WEEKS ENDED    ---------------------------
                                                         JANUARY 7,    DECEMBER 20,   DECEMBER 29,   DECEMBER 27,
                                                            1998           1998           1999           2000
(In millions)                                            -----------   ------------   ------------   ------------
EBITDA AS DEFINED
EBITDA as defined from continuing operations               $  9.7        $ 140.0        $ 160.4         $172.3
Depreciation and amortization expense                        (1.0)        (191.2)        (219.8)        (153.6)
Impairment charges                                             --             --         (136.5)          (6.4)
Restructuring charges                                          --             --             --          (12.6)
Other charges:
  Interest expense, net                                      (2.0)         (76.0)         (79.4)         (81.8)
     Other, net                                               0.3           (1.9)           0.3            1.4
Reorganization items                                        582.0             --             --             --
                                                           ------        -------        -------         ------
Consolidated income (loss) from continuing operations
  before income taxes and extraordinary items              $589.0        $(129.1)       $(275.0)        $(80.7)
                                                           ======        =======        =======         ======

Revenues and long-lived assets of the company-owned, franchised and licensed restaurants operated outside the United States are not material.

NOTE 20 SUBSEQUENT EVENT

On January 16, 2001, FRD elected not to make the scheduled interest payment due on the FRD Notes. On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, Case No. 01-0436 PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. FRD is the debtor-in-possession in the proceeding which excludes FRD's subsidiaries. Consequently, all of its subsidiaries, including the operating concepts Coco's and Carrows, are not part of FRD's Chapter 11 case and are expected to operate in the normal course of business throughout FRD's restructuring and sale process. The final selection of a buyer and completion of the divestiture will take place in the bankruptcy court. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. It is possible, however, that some or all of FRD's subsidiaries may have to commence Chapter 11 cases in the future. This Chapter 11 filing does not include Advantica or Denny's, Inc.; however, on January 8, 2001, Denny's, Inc. became the lender under the FRD Credit Facility (see Note 11).

NOTE 21 QUARTERLY DATA (UNAUDITED)

The results for each quarter include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of 1999 and 2000 are set forth below. Certain amounts have been reclassified to conform to the current year presentation.

                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER     QUARTER
                                                              --------   --------   --------   ---------
(In thousands, except per share data)
Year Ended December 29, 1999:
Revenue:
  Company restaurant sales                                    $276,049   $292,256   $297,674   $ 274,359
  Franchise and license revenue                                 13,249     14,527     16,164      15,971
                                                              --------   --------   --------   ---------
  Total operating revenue                                      289,298    306,783    313,838     290,330
                                                              --------   --------   --------   ---------
Cost of company restaurant sales:
  Product costs                                                 72,348     75,243     75,975      70,294
  Payroll and benefits                                         111,495    114,312    114,719     105,971
  Occupancy                                                     15,457     16,472     16,363      12,643
  Other operating expenses                                      40,028     38,820     39,692      37,926
                                                              --------   --------   --------   ---------
  Total costs of company restaurant sales                      239,328    244,847    246,749     226,834
Franchise restaurant costs                                       6,360      8,116      7,290       6,971
General and administrative expenses                             21,041     19,455     18,516      15,840
Amortization of reorganization value in excess of amounts
  allocable to identifiable assets                              22,191     22,136     22,229      22,433
Depreciation and other amortization                             24,419     27,944     37,189      41,230
Impairment charges                                                  --         --         --     136,500
Gains on refranchising and other, net                           (3,172)    (4,784)    (3,832)     (9,726)
                                                              --------   --------   --------   ---------
Total costs and expenses                                       310,167    317,714    328,141     440,082
                                                              --------   --------   --------   ---------
Operating loss                                                $(20,869)  $(10,931)  $(14,303)  $(149,752)
                                                              ========   ========   ========   =========
Net loss                                                      $(61,680)  $(41,206)  $(45,215)  $(233,803)
Basic and diluted net loss per share                             (1.54)     (1.03)     (1.13)      (5.84)

                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
                                                              --------   --------   --------   --------
(In thousands, except per share data)
Year Ended December 27, 2000:
Revenue:
  Company restaurant sales                                    $267,627   $279,412   $282,619   $250,983
  Franchise and license revenue                                 16,033     17,521     20,023     21,031
                                                              --------   --------   --------   --------
Total operating revenue                                        283,660    296,933    302,642    272,014
                                                              --------   --------   --------   --------
Cost of company restaurant sales:
  Product costs                                                 68,633     73,360     73,568     64,912
  Payroll and benefits                                         109,102    110,432    111,341     96,347
  Occupancy                                                     15,941     16,341     15,359     11,670
  Other operating expenses                                      39,364     40,972     41,848     40,697
                                                              --------   --------   --------   --------
  Total costs of company restaurant sales                      233,040    241,105    242,116    213,626
Franchise restaurant costs                                       7,189      8,419      9,014     13,378
General and administrative expenses                             19,171     16,629     15,850     14,641
Amortization of reorganization value in excess of amounts
  allocable to identifiable assets                              10,731     10,564     10,342     10,496
Depreciation and other amortization                             27,148     28,516     28,274     27,511
Impairment charges                                                  --         --         --      6,416
Restructuring charges                                            7,248         --         --      5,308
Gains on refranchising and other, net                           (4,678)   (17,346)   (16,315)   (12,880)
                                                              --------   --------   --------   --------
Total costs and expenses                                       299,849    287,887    289,281    278,496
                                                              --------   --------   --------   --------
Operating (loss) income                                       $(16,189)  $  9,046   $ 13,361   $ (6,482)
                                                              ========   ========   ========   ========
Net loss                                                      $(46,475)  $(19,459)  $ (7,277)  $(24,791)
Basic and diluted net loss per share                             (1.16)     (0.49)     (0.18)     (0.62)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANTICA RESTAURANT GROUP, INC.

                                       By: /s/ RHONDA J. PARISH
                                         ---------------------------------------
                                           RHONDA J. PARISH
                                           (Executive Vice President,
                                           General Counsel and Secretary)
                                           Date: March 27, 2001

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

              SIGNATURE                                          TITLE                                 DATE
              ---------                                          -----                                 ----

       /s/ NELSON J. MARCHIOLI              President, Chief Executive Officer and                March 27, 2001
-------------------------------------       Director (Principal Executive Officer)
        (NELSON J. MARCHIOLI)

       /s/ RONALD B. HUTCHISON              Executive Vice President and                          March 27, 2001
-------------------------------------       Chief Financial Officer
        (RONALD B. HUTCHISON)               (Principal Financial Officer)

         /s/ ANDREW F. GREEN                Senior Vice President                                 March 27, 2001
-------------------------------------       (Principal Accounting Officer)
          (ANDREW F. GREEN)

        /s/ JAMES B. ADAMSON                Director and Chairman                                 March 27, 2001
-------------------------------------
         (JAMES B. ADAMSON)

         /s/ VERA K. FARRIS                 Director                                              March 27, 2001
-------------------------------------
          (VERA K. FARRIS)

        /s/ JAMES J. GAFFNEY                Director                                              March 27, 2001
-------------------------------------
         (JAMES J. GAFFNEY)

         /s/ ROBERT E. MARKS                Director                                              March 27, 2001
-------------------------------------
          (ROBERT E. MARKS)

      /s/ LLOYD I. MILLER, III              Director                                              March 27, 2001
-------------------------------------
       (LLOYD I. MILLER, III)

        /s/ CHARLES F. MORAN                Director                                              March 27, 2001
-------------------------------------
         (CHARLES F. MORAN)

      /s/ ELIZABETH A. SANDERS              Director                                              March 27, 2001
-------------------------------------
       (ELIZABETH A. SANDERS)

       /s/ DONALD R. SHEPHERD               Director                                              March 27, 2001
-------------------------------------
        (DONALD R. SHEPHERD)