Form 10-Q
period 2001-03-28
ADVANTICA RESTAURANT GROUP INC
filed 2001-05-14
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 2001 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________

Commission file number:  0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3487402
--------------------------------                --------------------------------
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

              Yes   [X]                            No   [ ]

As of May 11, 2001, 40,143,025 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc.
Consolidated Statements of Operations
(Unaudited)



                                                            Quarter             Quarter
                                                             Ended               Ended
                                                         March 28, 2001      March 29, 2000
                                                         --------------      --------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                $236,787            $267,627
   Franchise and licensing revenue                           21,564              16,033
                                                            -------            --------
      Total operating revenue                               258,351             283,660
                                                            -------            --------
Cost of company restaurant sales:
   Product costs                                             59,672              68,633
   Payroll and benefits                                      97,139             109,102
   Occupancy                                                 15,069              15,941
   Other operating expenses                                  35,875              39,364
                                                            -------            --------
      Total costs of company restaurant sales               207,755             233,040
Franchise restaurant costs                                    9,723               7,189
General and administrative expenses                          16,030              19,171
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                           7,574              10,731
Depreciation and other amortization                          23,837              27,148
Restructuring charges                                           ---               7,248
Gains on refranchising and other, net                        (4,400)             (4,678)
                                                            -------            --------
      Total operating costs and expenses                    260,519             299,849
                                                            -------            --------
Operating loss                                               (2,168)            (16,189)
                                                            -------            --------
Other expenses:
   Interest expense, net                                     18,460              21,485
   Other nonoperating (income) expenses, net                     (7)               (739)
                                                            -------            --------
      Total other expenses, net                              18,453              20,746
                                                            -------            --------
Loss before income taxes                                    (20,621)            (36,935)
Provision for income taxes                                      533                 360
                                                            -------            --------
Loss from continuing operations                             (21,154)            (37,295)
                                                            -------            --------
Discontinued operations:
  Loss from operations of discontinued operations, net of
      applicable income tax benefit of: 2000 -- $82             ---              (9,180)
                                                            -------            --------
Loss before extraordinary gain                              (21,154)            (46,475)
Extraordinary gain, net of income tax provision
   of: 2001 -- $0                                             7,778                 ---
                                                            -------            --------
Net loss applicable to common shareholders                 $(13,376)           $(46,475)
                                                           ========            ========


Per share amounts applicable to common shareholders:
Basic and diluted earnings per share:
   Loss from continuing operations                         $  (0.53)           $  (0.93)
   Loss from discontinued operations, net                       ---               (0.23)
                                                             ------            --------
   Loss before extraordinary gain                             (0.53)              (1.16)
   Extraordinary gain                                          0.20                 ---
                                                             ------            --------
   Net loss                                                $  (0.33)           $  (1.16)
                                                           ========            ========

   Average outstanding shares                                40,117              40,063
                                                           ========            ========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)


                                                                         March 28, 2001    December 27, 2000
                                                                         --------------    -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                                $  4,090           $ 27,260
   Receivables, less allowance for doubtful accounts of:
      2001 -- $4,080; 2000 -- $4,308                                           4,897              6,427
   Inventories                                                                 9,375             10,249
   Other                                                                      19,725             10,593
                                                                           ---------          ---------
                                                                              38,087             54,529
                                                                           ---------          ---------

Property                                                                     635,582            641,757
Less accumulated depreciation                                                231,321            216,430
                                                                           ---------          ---------
                                                                             404,261            425,327
                                                                           ---------          ---------

Other Assets:
   Reorganization value in excess of amounts allocable to
      identifiable assets, net of accumulated amortization of:
      2001 -- $209,878; 2000 -- $202,304                                      50,603             61,177
   Goodwill, net of accumulated amortization of:
      2001 -- $2,947; 2000 -- $2,495                                          25,025             25,476
   Other intangible assets, net of accumulated amortization of:
      2001 -- $24,953; 2000 -- $23,168                                       112,965            115,516
   Deferred financing costs, net                                              11,718             12,543
   Other                                                                      43,858             48,865
                                                                           ---------          ---------
Total Assets                                                                $686,517           $743,433
                                                                           =========          =========


Liabilities
Current Liabilities:
   Current maturities of notes and debentures                               $    884           $  1,086
   Current maturities of capital lease obligations                             5,295             10,510
   Net liabilities of discontinued operations                                 12,580             69,400
   Accounts payable                                                           45,246             68,087
   Accrued salaries and vacations                                             30,193             30,699
   Accrued insurance                                                          16,070             17,502
   Accrued taxes                                                              10,345             11,703
   Accrued interest                                                           13,587             28,159
   Other                                                                      50,326             57,410
                                                                           ---------          ---------
                                                                             184,526            294,556
                                                                           ---------          ---------
Long-Term Liabilities:
   Notes and debentures, less current maturities                             628,125            553,730
   Capital lease obligations, less current maturities                         38,665             39,980
   Liability for insurance claims                                             24,716             25,468
   Other noncurrent liabilities and deferred credits                          70,092             75,960
                                                                           ---------          ---------
                                                                             761,598            695,138
                                                                           ---------          ---------
Total Liabilities                                                            946,124            989,694
                                                                           ---------          ---------
Shareholders' Deficiency                                                    (259,607)          (246,261)
                                                                           ---------          ---------
Total Liabilities and Shareholders' Deficiency                              $686,517           $743,433
                                                                           =========          =========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)


                                                                               Quarter                     Quarter
                                                                                Ended                       Ended
                                                                            March 28, 2001              March 29, 2000
                                                                            --------------              --------------
(In thousands)
Cash Flows from Operating Activities:
Net loss                                                                       $(13,376)                   $(46,475)
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                                    7,574                      10,731
   Depreciation and other amortization                                           23,837                      27,148
   Restructuring charges                                                            ---                       7,248
   Amortization of deferred gains                                                (2,637)                     (3,364)
   Amortization of deferred financing costs                                         826                       1,643
   Gains on refranchising and other, net                                         (4,400)                     (4,678)
   Loss from discontinued operations, net                                           ---                       9,180
   Amortization of debt premium                                                    (454)                     (3,303)
   Extraordinary gain                                                            (7,778)                        ---
   Other                                                                            ---                        (173)
Changes in Assets and Liabilities, Net of Effects of Dispositions:
   Decrease (increase) in assets:
     Receivables                                                                  6,356                        (477)
     Inventories                                                                    578                          65
     Other current assets                                                        (9,043)                       (294)
     Other assets                                                                (1,744)                       (693)
   Increase (decrease) in liabilities:
     Accounts payable                                                            (5,765)                     (1,731)
     Accrued salaries and vacations                                                (506)                     (1,684)
     Accrued taxes                                                               (1,384)                     (2,105)
     Other accrued liabilities                                                  (24,440)                    (17,648)
     Other noncurrent liabilities and deferred credits                           (1,485)                        386
                                                                               --------                    --------
Net cash flows used in operating activities                                     (33,841)                    (26,224)
                                                                               --------                    --------

Cash Flows from Investing Activities:
   Purchase of property                                                          (5,883)                     (7,822)
   Acquisition of restaurant units                                                  ---                      (3,422)
   Proceeds from disposition of property                                         10,913                       4,098
   Advances to discontinued operations, net                                     (55,437)                       (357)
   Proceeds from sale and maturity of investments                                   ---                      14,379
                                                                               --------                    --------
Net cash flows (used in) provided by investing activities                       (50,407)                      6,876
                                                                               --------                    --------






                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Statements of Cash Flows - Continued
(Unaudited)


                                                                               Quarter                     Quarter
                                                                                Ended                       Ended
                                                                            March 28, 2001              March 29, 2000
                                                                            --------------              --------------
(In thousands)
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                                      $ 75,000                   $     ---
   Long-term debt payments                                                       (1,768)                    (63,771)
   Debt transaction costs                                                           ---                        (506)
   Bank overdrafts                                                              (12,154)                    (17,446)
                                                                               --------                    --------
Net cash flows provided by (used in) financing activities                        61,078                     (81,723)
                                                                               --------                    --------

Decrease in cash and cash equivalents                                           (23,170)                   (101,071)
Cash and Cash Equivalents at:
   Beginning of period                                                           27,260                     165,828
                                                                               --------                   ---------
   End of period                                                               $  4,090                   $  64,757
                                                                               ========                   =========



                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2001
(Unaudited)

Note 1.  GENERAL

Advantica Restaurant Group, Inc. ("Advantica" or, together with its subsidiaries including predecessors, the "Company"), through its wholly owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co. ("FRD") (and their respective subsidiaries), owns and operates the Denny's, Coco's and Carrows restaurant brands. The Company has accounted for FRD as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). See Note 2.

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. Excluding restructuring charges recorded in the quarter ended March 29, 2000, all such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 27, 2000 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 2000 Annual Report on Form 10-K. The results of operations for the quarter ended March 28, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 26, 2001.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  DISCONTINUED OPERATIONS

During the first quarter of 2000, the Company announced a plan to explore the possible sale or recapitalization of its Coco's and Carrows concepts, which operate under Advantica's wholly owned subsidiary, FRD. As a result, the Company began accounting for FRD as a discontinued operation in the second quarter of 2000 and continued to market for divestiture its Coco's and Carrows concepts throughout the balance of 2000 and the first quarter of 2001.

The Statements of Consolidated Operations and Cash Flows for the quarter ended March 29, 2000 have been reclassified to reflect FRD as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Also in accordance with APB 30, FRD's results from operations subsequent to the date that FRD was identified as a discontinued operation (the "measurement date") have been included as a component of net liabilities of discontinued operations in the Consolidated Balance Sheets. Revenue and operating loss of the discontinued operations were $89.4 million and $0.8 million for the quarter ended March 28, 2001 and $94.7 million and $2.8 million for the quarter ended March 29, 2000.

On February 14, 2001, FRD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). FRD's financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The financial position of FRD is reported as net liabilities of discontinued operations in the Consolidated Balance Sheets and consists of the assets and liabilities reported below. FRD's financial position for the year ended December 27, 2000 and the quarter ended March 28, 2001 have been presented in conformity with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), and accordingly, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated below as liabilities subject to compromise.



                                                                                March 28,          December 27,
                                                                                  2001                2000
                                                                                --------           -----------
(In thousands)
Assets
Current assets                                                                 $  26,692           $  14,982
Property owned, net                                                               83,727              88,562
Property held under capital leases, net                                            9,949              10,791
Other assets                                                                     107,363              99,126
                                                                               ---------           ---------
                                                                                 227,731             213,461
                                                                               ---------           ---------
Less liabilities
Current liabilities
   Current portion of obligations under capital lease                              2,745               2,709
   Coco's/Carrows Credit Facility payable to Denny's, Inc. (see Note 3)           56,129               ---
   Other current liabilities                                                      37,016              81,504
                                                                               ---------           ---------
                                                                                  95,890              84,213
                                                                               ---------           ---------
Long-term liabilities
   Obligations under capital lease, noncurrent                                     6,554               7,323
   Other long-term liabilities                                                    17,662              17,117
                                                                               ---------           ---------
                                                                                  24,216              24,440
                                                                               ---------           ---------
Total liabilities not subject to compromise                                      120,106             108,653
Liabilities subject to compromise                                                176,334             174,208
                                                                               ---------           ---------
Total liabilities                                                                296,440             282,861
                                                                               ---------           ---------
Net liabilities of FRD                                                           (68,709)            (69,400)
Denny's, Inc. receivable related to Coco's/Carrows
    Credit Facility (see Note 3)                                                  56,129               ---
                                                                               ---------           ---------
Net liabilities of discontinued operations                                     $ (12,580)          $ (69,400)
                                                                               =========           =========

Note 3.  COCO'S/CARROWS CREDIT FACILITY

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "Coco's/Carrows Credit Facility"), which consists of a $30 million term loan and a $40 million revolving credit facility. At December 27, 2000, the lenders under the Coco's/Carrows Credit Facility were Credit Lyonnais New York Branch and other lenders named therein (the "Lenders"), and the facility was guaranteed by Advantica. On January 8, 2001, by utilizing a combination of cash on hand and an advance under the Advantica Credit Facility, Advantica paid $70 million to the Lenders in full and complete satisfaction of Advantica's guarantee of the Coco's/Carrows Credit Facility. As a result of its satisfaction of obligations under its guarantee, Advantica was subrogated to the rights and collateral of the Lenders. Immediately after obtaining its subrogation rights, Advantica assigned such rights to its wholly owned subsidiary, Denny's, Inc.

The $70 million paid to the Lenders included approximately $14.9 million paid as a deposit to one of the former Lenders to secure outstanding letters of credit issued under the revolving credit facility. The balance of the Denny's, Inc. receivable related to the Coco's/Carrows Credit Facility of $56.1 million at March 28, 2001 (see Note 2) includes related interest of $1.4 million and eliminates in consolidation. At March 28, 2001, the balance of the deposit related to the outstanding letters of credit was $11.9 million which is reflected in other current assets on Advantica's Consolidated Balance Sheet.

Immediately upon satisfaction of the guarantee of the Coco's/Carrows Credit Facility, Advantica designated FRD an "unrestricted subsidiary" pursuant to the indenture for Advantica's 11 1/4% Senior Notes due 2008, which limits Advantica's ability to make further investments in FRD. The Coco's/Carrows Credit Facility contains a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. In addition, the Coco's/Carrows Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined) and limitations on annual capital expenditures. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended March 28, 2001. In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the FRD divestiture process, there can be no assurance that the Company will be able to recover all of the secured obligations owed to it under the Coco's/Carrows Credit Facility.

All advances under the Coco's/Carrows Credit Facility due to Denny's, Inc. accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 10% at March 28, 2001) and are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRD's subsidiaries. At March 28, 2001, FRD's operating subsidiaries had $30 million of outstanding term loan borrowings, working capital borrowings of $24.8 million and letters of credit outstanding of $11.6 million.

Note 4. REORGANIZATION VALUE

As discussed in the Advantica 2000 Annual Report on Form 10-K, during the first quarter of 2001, the Company and the IRS completed the final computations of the federal income taxes and interest related to the Company's pending IRS litigation. Therefore, the Company reversed approximately $3.0 million of income tax liabilities which were established on January 7, 1998 in connection with the Company's reorganization and recorded a corresponding reduction in reorganization value in excess of amounts allocable to identifiable assets.

Note 5.  RESTRUCTURING CHARGES

The Company recorded $12.6 million of restructuring charges in 2000. Approximately $10.4 million represented cash charges, of which $0.9 million relates to operating lease liabilities for closed stores that will be paid out over the remaining lease term. The remaining amount relates to severance and outplacement costs, of which $6.2 million was paid through March 28, 2001. The Company expects to continue paying the remaining cash charges through the second quarter of 2002.

Note 6.  EXTRAORDINARY GAIN

During the first quarter of 2001, as a result of the settlement of the remaining issues related to the Company's former information systems outsourcing contract with IBM, capital lease obligations were forgiven and a $7.8 million extraordinary gain was recorded.

Note 7.  COMPREHENSIVE LOSS

The Company's comprehensive loss for the periods indicated is as follows:

                                                          Quarter                  Quarter
                                                           Ended                    Ended
                                                       March 28, 2001           March 29, 2000
                                                       --------------           --------------
(In thousands)
Net loss                                                 $ (13,376)               $(46,475)
Other comprehensive income (loss):
  Foreign currency translation adjustment                      (60)                      5
                                                         ---------                --------
Comprehensive loss                                       $ (13,436)               $(46,470)
                                                         =========                ========


Note 8.  LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The calculations of basic and diluted loss per share have been based on the weighted average number of Advantica shares outstanding. Because of the loss from continuing operations for the quarters ended March 28, 2001 and March 29, 2000, warrants and options of the Company would be antidilutive and therefore have been omitted from the calculation of weighted average dilutive shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of March 28, 2001 and the results of operations for the quarter ended March 28, 2001 compared to the quarter ended March 29, 2000. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica, its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: the outcome of FRD's pending Chapter 11 proceedings and related matters described herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Result of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 27, 2000 and in
Exhibit 99 thereto.

RESTAURANT OPERATIONS AND UNIT ACTIVITY


                                                              Quarter Ended
                                                      -------------------------------
                                                      March 28, 2001   March 29, 2000    Increase/(Decrease)
                                                      --------------   --------------    -------------------
Total systemwide sales (in millions)                    $  552.6         $  532.7               3.7%
                                                        ========         =========

Average unit sales:
   Company-owned                                        $331,800         $323,000               2.7%
   Franchise                                             285,900          276,500               3.4%

Company-owned data:
   Same-store sales increase                                2.0%             2.0%
   Guest check average increase                             4.0%             6.0%


The table below summarizes Denny's restaurant unit activity for the quarter ended March 28, 2001.




                                    Ending                                                          Ending          Ending
                                     Units            Units                         Units            Units           Units
                                 December 27,        Opened/        Units           Sold/          March 28,       March 29,
                                     2000           Acquired    Refranchised       Closed            2001            2000
                                 ------------       --------    ------------       ------          ---------       ---------
Company-owned                         736               1           (28)               (4)            705             822
Franchised units                    1,067              10            30  (a)          (10)          1,097             938
Licensed units                         19             ---            (2) (a)           (1)             16              18
                                    -----            ----          ----              ----           -----           -----
                                    1,822              11           ---               (15)          1,818           1,778
                                    =====            ====          ====              ====           =====           =====

----------------------
(a) Includes two licensed units reclassified as franchised units.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 28, 2001 COMPARED TO QUARTER ENDED MARCH 29, 2000
---------------------------------------------------------------------

COMPANY OPERATIONS

Denny's recorded 2.0% same-store sales growth for the quarter which was driven by a 4% increase in guest check average. Company restaurant sales decreased $30.8 million (11.5%) primarily due to a 117-unit decrease in company-owned restaurants, partially offset by the increase in same-store sales. The decrease in company-owned restaurants resulted primarily from the sale of restaurants to franchisees.

Total costs of company restaurant sales decreased $25.3 million (10.9%), driven by the decrease in company-owned restaurants. As a percentage of company restaurant sales, the Company experienced higher payroll costs from wage rate increases and higher occupancy costs primarily related to increases in rent expense. Additionally, higher utility rates and increased repair and maintenance activities had a negative effect on operating costs. These increases were somewhat offset by lower product costs as a percentage of sales resulting from a higher guest check average.

Company operations margins were $29.0 million (12.3% of company restaurant sales) for the quarter ended March 28, 2001 compared to $34.6 million (12.9% of company restaurant sales) for the quarter ended March 29, 2000.

FRANCHISE OPERATIONS

Franchise and licensing revenue was $21.6 million for the current year quarter, comprised of royalties and fees of $13.4 million and occupancy revenue of $8.2 million, compared to $16.0 million for the prior year quarter, comprised of royalties and fees of $11.3 million and occupancy revenue of $4.7 million. Franchise and licensing revenue increased $5.6 million (34.5%) from a 157-unit increase in franchised and licensed restaurants and from a higher average unit volume from franchised restaurants.

Franchise costs were $9.7 million for the current year quarter, comprised of occupancy costs of $5.0 million and other direct expenses of $4.7 million, compared to $7.2 million for the prior year quarter, comprised of occupancy costs of $2.9 million and other direct expenses of $4.3 million. Franchise restaurant costs increased $2.5 million (35.2%), driven by the increase in franchise and licensed restaurants. As a percentage of franchise and licensing revenues, these costs increased primarily as a result of higher occupancy costs.

Franchise operations margins were $11.8 million (54.9% of franchise and licensing revenue) for the quarter ended March 28, 2001 compared to $8.8 million (55.2% of franchise and licensing revenue) for the quarter ended March 29, 2000.

OTHER OPERATING COSTS AND EXPENSES

General and administrative costs decreased $3.1 million (16.4%) primarily from lower information system costs and reduced corporate overhead. The decrease in amortization of excess reorganization value from the prior year resulted from a reduction of reorganization value related to the reversal of certain income tax liabilities which was recorded in the fourth quarter of 2000. Depreciation and other amortization decreased primarily as a result of fewer company-owned units.

OPERATING LOSS decreased from $16.2 million for the quarter ended March 28, 2000 to $2.2 million for the quarter ended March 29, 2001.

Advantica's primary financial measure is operating income before interest, taxes, depreciation, amortization and charges for restructuring and impairment ("EBITDA as defined"). EBITDA AS DEFINED increased from $28.9 million in the prior year quarter to $29.2 million in the current year quarter due to the factors noted above. EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

INTEREST EXPENSE, NET, totaled $18.5 million for the first quarter of 2001, a decrease of $3.0 million compared to the prior year quarter. The decrease in interest expense, net, resulted primarily from the repayment of the Denny's mortgage notes in July 2000 and other debt throughout 2000, offset by a decrease in interest income from lower cash balances.

The PROVISION FOR INCOME TAXES from continuing operations for the quarter ended March 28, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 2.6% for the quarter ended March 28, 2001 compared to an income tax provision reflecting an approximate rate of 1.0% for the quarter ended March 29, 2000.

The Statements of Consolidated Operations and Cash Flows presented herein have been reclassified for the quarter ended March 29, 2000 to reflect FRD as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating loss of the discontinued operations for the quarters ended March 28, 2001 and March 29, 2000 were $89.4 million and $0.8 million and $94.7 million and $2.8 million, respectively.

During the first quarter of 2001, as a result of the settlement of the remaining issues related to the Company's former information systems outsourcing contract with IBM, capital lease obligations were forgiven and a $7.8 million EXTRAORDINARY GAIN was recorded.

NET LOSS was $13.4 million for first quarter of 2001 compared to a net loss of $46.5 million for the first quarter of 2000 due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Advantica's credit facility with its lenders provides to the Company (excluding
FRD) a working capital and letter of credit facility of up to $200 million (the "Advantica Credit Facility"). At March 28, 2001, the Company had outstanding revolver advances of $75.0 million and letters of credit outstanding of $58.7 million under the Advantica Credit Facility, leaving a net availability of $66.3 million. Advances under the Advantica Credit Facility accrue interest at a variable rate based on the prime rate or an adjusted Eurodollar rate (approximately 8.5% at March 28, 2001). The increase in the outstanding advances, included in notes and debentures on Advantica's Consolidated Balance Sheet, is primarily the result of Advantica's satisfaction of the Coco's/Carrows Credit Facility guaranty. The resulting receivable and related interest due from Coco's and Carrows eliminates in consolidation, thereby reducing the net liabilities of discontinued operations on Advantica's Consolidated Balance Sheet (see Notes 2 and 3).

As of March 28, 2001 and December 27, 2000, the Company had working capital deficits, excluding net liabilities of discontinued operations, of $133.9 million and $170.6 million, respectively. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended March 28, 2001. In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the FRD divestiture process, there can be no assurance that the Company will be able to recover all of the secured obligations owed to it under the Coco's/Carrows Credit Facility.

Capital expenditures for the quarter ended March 28, 2001 totaled $6.5 million, of which approximately $0.7 million was financed through capital leases. These amounts were expended primarily to maintain existing facilities and replace equipment. Capital expenditures during 2001 are expected to total approximately $30 million to $40 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

SFAS 133 AND SFAS 138 IMPLEMENTATION

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 138"), which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. Advantica appointed a team to develop a SFAS 133 risk management process for the entire company and to educate both financial and nonfinancial personnel about the implementation of SFAS 133. The team continues to review contracts to identify derivatives and embedded derivatives and address various other SFAS 133-related issues. Advantica adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001 in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Advantica Credit Facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point increase in the Advantica Credit Facility interest rate (approximately 8.5% at March 28, 2001) would increase interest expense for the remainder of the year by approximately $0.6 million. Such computation is determined by considering the impact of hypothetical interest rates on the Company's variable long-term debt at March 28, 2001. However, the nature and amount of the Company's borrowings under the Advantica Credit Facility may vary as a result of future business requirements, market conditions and other factors.

The Company's other outstanding long-term debt bears fixed rates of interest. The estimated fair value of the Company's fixed rate long-term debt (excluding capital leases) was approximately $342.8 million at March 28, 2001. Such computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company.

The Company does not use derivative instruments for trading purposes, and no interest rate derivatives were in place at March 28, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, Case No. 01-0436 PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. FRD is a debtor-in-possession in the proceeding which involves only FRD and none of its subsidiaries. Consequently, all of FRD's subsidiaries, including its operating concepts, Coco's and Carrows, are expected to operate in the normal course of business throughout FRD's restructuring and sale process. The final selection of a buyer and completion of the divestiture is expected to take place in the bankruptcy court. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that FRD's subsidiaries will not be required to commence Chapter 11 cases in the future. This Chapter 11 filing does not include Advantica or Denny's; however, on January 8, 2001, Denny's became the lender under the Coco's/Carrows Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 3 to the Consolidated Financial Statements for additional information.

In 1994, the Company was advised by the Internal Revenue Service of proposed deficiencies for federal income taxes totaling approximately $12.7 million. The proposed deficiencies relate to examinations of certain income tax returns filed by the Company for the seven taxable periods ended December 31, 1992. In the third quarter of 1996, this proposed deficiency was reduced by approximately $7.0 million as a direct result of the passage of the Small Business Jobs Protection Act (the "Act") in August 1996. The Act included a provision that clarified Internal Revenue Code Section 162(k) to allow for the amortization of borrowing costs incurred by a corporation in connection with a redemption of its stock. Because the Company believed the remaining proposed deficiencies were substantially incorrect, it contested such proposed deficiencies in 1998 by filing petitions in the United States Tax Court. The Company settled all the issues in these petitions with the IRS in the fourth quarter of 2000, and, accordingly, adjusted its income tax liabilities established in connection with these issues. The Company and the IRS completed the final computations of the federal income taxes and interest in the first quarter of 2001, and the Company recorded an additional adjustment of the related income tax liabilities (see
Note 4).

On May 24, 1994, the Company entered into two consent decrees (the "Consent Decrees") resolving the class action litigation brought against Denny's, Inc. which alleged that Denny's, Inc. engaged in a pattern or practice of racial discrimination in violation of the Civil Rights Act of l964. The Company denied any wrongdoing. The Consent Decrees enjoined the Company from racial discrimination and required the Company to, among other things, implement certain employee training and testing programs and provide public notice of Denny's, Inc. nondiscrimination policies. Denny's, Inc. has met all of its obligations under the Consent Decrees. On January 16, 2000, class counsel, together with counsel for the United States, submitted reports to the courts that entered the Consent Decrees reporting on the Company's completion of the requirements of the Consent Decrees and recommending the early dismissal of the Consent Decrees effective November 24, 2000. On January 23, 2001, the U.S. District Court for the District of Maryland issued an order dismissing one of the Consent Decrees, and on April 4, 2001, the United States District Court Northern District of California dismissed the second Consent Decree.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to its 12.5% Senior Notes due 2004 (the "FRD Senior Notes"). As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the FRD Senior Notes. Therefore, the FRD Senior Notes are included in liabilities subject to compromise in net liabilities of discontinued operations on the accompanying

Consolidated Balance Sheets (see Note 2). FRD's bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the FRD Senior Notes with respect to FRD's failure to make the interest payments when due.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.       The following are included as exhibits to this report:

Exhibit
 No.     Description
-------  -----------

  3.1    By-Laws of Advantica, as amended through January 24, 2001.

 10.1 Advantica Restaurant Group Director Stock Option Plan as amended through January 24, 2001.

 10.2 Amendment, dated February 6, 2001, to Addendum Agreement between Advantica and James B. Adamson dated April 7, 2000.

 10.3 Employment Agreement dated January 2, 2001 between Advantica and Nelson J. Marchioli.

------------------------

b. On January 9, 2001, the Company filed a report on Form 8-K reporting under Item 5 that on January 8, 2001, it paid $70 million to the lenders under the Coco's/Carrows Credit Facility and, as a result, had been subrogated to the rights and collateral of the lenders under the facility. In addition, the Company reported that its board of directors named Nelson J. Marchioli as president and chief executive officer of Advantica and its core brand, Denny's, effective February 2001. No financial statements were included in the filing.

         On January 16, 2001, the Company filed a report on Form 8-K reporting under Item 5 that its operating subsidiary, FRD, had elected not to make an interest payment due and payable as of January 16, 2001 with respect to its 12.5% Senior Notes due 2004. No financial statements were included in the filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ADVANTICA RESTAURANT GROUP, INC.




Date:    May 14, 2001                 By:      /s/Rhonda J. Parish
                                            ------------------------------------
                                            Rhonda J. Parish
                                            Executive Vice President,
                                            General Counsel and Secretary





Date:    May 14, 2001                 By:      /s/Ronald B. Hutchison
                                            ------------------------------------
                                            Ronald B. Hutchison
                                            Executive Vice President and
                                            Chief Financial Officer