Form 10-K405/A
period 2000-12-27
ADVANTICA RESTAURANT GROUP INC
filed 2001-06-25
CIK 852772

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 2000 on Form 10-K as set forth in the pages attached hereto:

     Part II, Item 8.    Financial Statements and Supplementary Data.

     Part IV, Item 14.   Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Advantica Restaurant Group, Inc.



 Dated:  June 25, 2001             By:      /s/Rhonda J. Parish
                                        ----------------------------------------
                                        Rhonda J. Parish
                                        Executive Vice President, General
                                        Counsel and Secretary

     Part II, Item 8. Financial Statements and Supplementary Data of the Annual Report for 2000 on Form 10-K is hereby amended to include the following:

                              FINANCIAL STATEMENTS

                                       OF

                                   FORM 11-K

                          Filed pursuant to Rule 15d-21
                     promulgated under Section 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

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

     1.   ADVANTICA SALARIED 401(K) PLAN

     2.   ADVANTICA HOURLY/HCE 401(K)PLAN

Name of the issuer of the securities held pursuant to the plans and the address of its principal executive offices:

               ADVANTICA RESTAURANT GROUP, INC.
               203 EAST MAIN STREET
               SPARTANBURG, SOUTH CAROLINA 29319-9966


     Part IV, Item 14(a)(1) of the Annual Report on Form 10-K for the period ended December 27, 2000 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:

     1. Advantica Salaried 401(k) Plan Financial Statements at December 31, 2000 and 1999 and for Each of the Three Years in the Period Ended December 31, 2000 and Independent Auditors' Report.

     2. Advantica Hourly/HCE 401(k) Plan Financial Statements for the Years Ended December 31, 2000 and 1999 and Independent Auditors' Report.

     Part IV, Item 14(a)(3) and the Exhibit Index of the Annual Report on Form 10-K for the period ended December 27, 2000 are amended to insert the following exhibit required by Form 11-K in appropriate numerical order, a copy of which is filed herewith.

        Exhibit No.     Description
        -----------     -----------

            23.1 Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K.

ADVANTICA SALARIED 401(K) PLAN

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS
December 31, 2000 and 1999 and for Each of the Three Years in the Period Ended December 31, 2000

ADVANTICA SALARIED 401(K) PLAN

TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS:
  Statements of Net Assets Available for Benefits as of
    December 31, 2000 and 1999                                             2
  Statements of Changes in Net Assets Available for Benefits
    for the Years Ended December 31, 2000, 1999 and 1998                   3
  Notes to Financial Statements                                           4-9



NOTE: Schedules required under the Employee Retirement Income Security Act of 1974 are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT

To the Administrative Committee of
  Advantica Salaried 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of the Advantica Salaried 401(k) Plan (the "Plan") as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
Greenville, South Carolina

May 22, 2001

ADVANTICA SALARIED 401(K) PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 2000 AND 1999


                                                                 2000             1999
ASSETS:
  Investments, at fair value - plan interest in Advantica
    401(k) Plans Master Trust (Notes 1, 2 and 3)              $47,944,296     $50,855,367
                                                              -----------     -----------

  Receivables:
    Employer's contribution                                        38,034          35,663
    Participants' contributions                                   108,737         108,964
                                                              -----------     -----------
           Total receivables                                      146,771         144,627
                                                              -----------     -----------
           Total assets                                        48,091,067      50,999,994

LIABILITIES - Accrued expenses                                      6,606               0
                                                              -----------     -----------
NET ASSETS AVAILABLE FOR BENEFITS                             $48,084,461     $50,999,994
                                                              ===========     ===========


See notes to financial statements.

ADVANTICA SALARIED 401(K) PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                            2000              1999              1998
ADDITIONS:
  Investment income (Notes 1, 2, 3 and 7):
    Plan interest in Advantica 401(k) Plans Master
      Trust investment income                          $  1,721,327      $  6,528,511     $           0
    Net appreciation in fair value of investments                 0                 0         3,320,061
    Interest and dividends                                        0                 0            68,547
                                                       ------------      ------------     -------------
           Total investment income                        1,721,327         6,528,511         3,388,608
                                                       ------------      ------------     -------------
  Contributions:
    Employer's                                            1,072,721           966,985           622,036
    Participants'                                         2,943,449         2,919,194         2,181,076
                                                       ------------      ------------     -------------
           Total contributions                            4,016,170         3,886,179         2,803,112
                                                       ------------      ------------     -------------
TOTAL ADDITIONS                                           5,737,497        10,414,690         6,191,720
                                                       ------------      ------------     -------------
DEDUCTIONS:
  Benefits paid to participants                           8,305,939        10,264,085        15,432,911
  Administrative expenses                                   141,416           183,842           140,690
                                                       ------------      ------------     -------------
TOTAL DEDUCTIONS                                          8,447,355        10,447,927        15,573,601
                                                       ------------      ------------     -------------
TRANSFERS FROM (TO) OTHER PLANS
  (Note 1)                                                 (205,675)      (46,635,644)       68,671,215
                                                       ------------      ------------     -------------
NET (DECREASE) INCREASE                                  (2,915,533)      (46,668,881)       59,289,334

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of year                                      50,999,994        97,668,875        38,379,541
                                                       ------------      ------------     -------------
  End of year                                          $ 48,084,461      $ 50,999,994      $ 97,668,875
                                                       ============      ============      ============


See notes to financial statements.

ADVANTICA SALARIED 401(K) PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.    DESCRIPTION OF THE PLAN

      The following description of the Advantica Salaried 401(k) Plan (the "Plan") provides only general information. Participants should refer to the plan document for a more complete description of the Plan's provisions.

      GENERAL - The Plan, formerly the Advantica 401(k) Plan, is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Any non-highly compensated salaried employee of Advantica Restaurant Group, Inc. ("Advantica"), Flagstar Systems, Inc. ("Flagstar"), FRD Acquisition Co. ("FRD," a wholly owned subsidiary of Advantica) (collectively, the "Company"), who has attained age 21 and has completed 6 months of service with the Company is eligible to participate in the Plan. The Plan's committee and Plan administrator control and manage the operation and administration of the Plan. American Express Trust Company ("American Express") serves as the Plan's trustee.

      Effective January 1, 1999, the Retirement Committee of Advantica approved an amendment to the Advantica 401(k) Plan. The amendment provided that the Advantica 401(k) Plan would consist of two separate plans under ERISA: the Advantica Hourly/HCE 401(k) Plan and the Advantica Salaried 401(k) Plan. The Advantica 401(k) Plan was restated and renamed the Advantica Salaried 401(k) Plan and assets in the amount of $46,635,644 for hourly and highly compensated participants were transferred to the Advantica Hourly/HCE 401(k) Plan.

      On an annual basis, assets of employees who have changed status, as defined in the Plan document, are transferred between the two plans. During 2000, net transfers out of the plan due to change in status totalled $205,675.

      On December 29, 1999, the Company completed the sale of the stock of El Pollo Loco, Inc. ("EPL"), a wholly owned subsidiary. Effective December 29, 1999, the date of the sale, EPL employees were no longer eligible to participate in the Plan. Additionally, EPL was no longer a participating employer; therefore, EPL's active employees as of the sale date were not permitted to make pre-tax deferral contributions under the Plan. In accordance with plan provisions, EPL employees would be given the right to elect a lump-sum distribution of their pre-tax account when they separated from service with EPL, or to postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of December 31, 1999, EPL employee participant account balances included in net assets available for benefits for the Plan totaled $587,025.

      Effective December 1, 1998, the Denny's 401(k) Plan was merged into the Plan. The terms and conditions of the Denny's 401(k) Plan and the Plan, in effect separately prior to the merger, continue as such under the merged plan. The net assets of the Denny's 401(k) Plan totaling $68,671,215 were transferred into the Plan at the close of business December 1, 1998. Any United States employee of Denny's, Inc. and El Pollo Loco (together "Denny's") and their domestic subsidiaries who had attained age 21 and who had completed 12 months of service with Denny's was eligible to participate in the Plan.

      On June 10, 1998, the Company completed the sale of the stock of Quincy's Restaurants, Inc. ("Quincy's"), a wholly owned subsidiary of Spartan which operated Quincy's Family Steakhouse. Effective June 10, 1998, Quincy's employees were no longer eligible to participate in the Plan. Additionally, Quincy's was no longer a participating employer; therefore, Quincy's active employees as of the sale date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the Plan provisions, Quincy's employees would be given the right to elect a lump-sum distribution of the pre-tax account when they separated from service with Quincy's, or to postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of June 10, 1998, Quincy's employee participant account balances included in the net assets available for benefits for the Plan totaled approximately $1.5 million.

      On April 1, 1998, the Company completed the sale of the stock of Flagstar Enterprises, Inc. ("FEI"), a wholly owned subsidiary of Flagstar which operated the Company's Hardee's restaurants. Effective April 1, 1998, the date of the sale, FEI employees were no longer eligible to participate in the Plan. Additionally, FEI was no longer a participating employer; therefore, FEI's active employees as of the sale date were not permitted to make pre-tax deferral contributions under the Plan and were not eligible to receive employer contributions under the Plan. In accordance with the plan provisions, FEI employees would be given the right to elect a lump-sum distribution of the pre-tax account when they separated from service with FEI, or to postpone distribution of the account if their account balance did not exceed $5,000 as of the sale date. As of April 1, 1998, FEI employee participant account balances included in the net assets available for benefits for the Plan totaled approximately $6.6 million.

      In connection with the sales of Quincy's and FEI, approximately 1,400 employees were terminated from participating in the Plan. The decrease in plan participation resulted in a partial termination of the Plan within the meaning of Internal Revenue Code Section 411(d)(3). Affected participants were fully vested in their accrued benefits under the Plan.

      INTEREST IN MASTER TRUST - Effective January 1, 1999, the Plan's investments are held in the Advantica 401(k) Plans Master Trust ("Master Trust") which was established for the investment of assets of the Plan and the Advantica Hourly/HCE 401(k) Plan. Each participating plan has an undivided interest in the Master Trust. The assets of the Master Trust are held by American Express. Investment income relating to the Master Trust is allocated to the individual plans based upon average monthly balances invested by each plan. Administrative expenses relating to the Master Trust are allocated to the individual plans based on the amount invested by each plan on the date each expense is paid.

      CONTRIBUTIONS - Each year, participants may make pre-tax contributions of up to 15% of eligible compensation. After-tax contributions of up to 10% of each employee's eligible compensation may also be made; however, no after-tax contribution may be made by an employee in any month in which the employee made a pre-tax contribution. Participants may also contribute amounts representing distributions from other qualified defined benefit or contribution plans.

      The Company at its discretion may contribute an amount equal to 25% of each participating employee's after-tax contributions, up to 6% of such employee's compensation. Each individual sponsoring employer may make additional matching contributions in amounts which they determine. These Company contributions are made to the Plan monthly and are invested to mirror the employee's election.

      In 2000 and 1999, the following employer contribution formulas were used:
      40% of employee pre-tax contributions, up to 6% of compensation for Advantica, Flagstar, and FRD employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees. In 1998, the following employer matching contribution formulas were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica and Flagstar employees; 25% of employee pre-tax contributions, up to 6% of compensation for FRD employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees.

      Contributions are subject to certain Internal Revenue Code ("IRC") limitations.

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

      VESTING - All participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. For each employee whose initial date of employment is after December 31, 1998, the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon will be 100% vested after 5 years of continuous service unless the following terms provide for more accelerated vesting. For employees of FRD, a participant is 100% vested after five years of continuous service. For employees of Advantica and Flagstar, participants are immediately vested in their contributions and employer contributions, plus actual earnings thereon. For employees of Denny's who were initially employed by Denny's subsequent to December 31, 1987 and prior to January 1, 1999, a participant is 100% vested after five years of continuous service.

      INVESTMENT OPTIONS - Through December 31, 2000, participants could direct employee contributions in one percent increments in any of eight investment options. Effective January 1, 2001, the Plan began offering three additional investment options. Participants may change their investment options at any time via telephone.

      PARTICIPANT LOANS - Participants may borrow up to the lesser of 50% of the vested portion of their account balance, or the amount of $50,000 less the highest outstanding loan balance during the prior 12-month period. The minimum loan amount is $1,000, and each participant may have only one loan outstanding at any time. The plan documents indicate that a reasonable borrowing rate will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participant's salary. If an employee who has a loan outstanding terminates employment, no benefits will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 2000 have a range of interest rates from 7.75% to 9.5%.

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

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Plan utilizes various investment instruments. Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for plan benefits.

      INVESTMENT VALUATION AND INCOME RECOGNITION - The plan interest in Advantica 401(k) Plans Master Trust is presented at fair value which has been determined based on the fair value of the underlying investments of the Master Trust.

      During 1998, shares of mutual funds were valued at the quoted market prices, which represented the net asset value of shares held by the Plan at year-end. Investments in collective trust funds and pooled funds were stated at estimated fair values, which were determined based on the unit values of the funds. Unit values were determined by dividing the fund's net assets at fair value by its units outstanding at each valuation date. The guaranteed investment contracts held by the Plan were fully benefit-responsive and were valued at contract value, which approximated fair value. Contract value represented the aggregate amount of accumulated contributions and investment income, less amounts used to make benefit payments and administrative expenses. Investments in money market funds and participant loans were valued at cost plus accrued interest, which approximated fair value.

      Purchases and sales of securities are recorded on a trade date basis. Dividends are recorded on the ex-dividend date.

      ADMINISTRATIVE EXPENSES - Administrative expenses of the Plan are paid by the Plan.

      PAYMENT OF BENEFITS - Benefits are recorded when paid.


3.    MASTER TRUST

      The following table presents the fair value of the underlying investments of the Master Trust at December 31, 2000 and 1999:

                                                                  2000             1999

Cash                                                         $     68,817     $          0
                                                             ------------     ------------
Collective trust funds, at estimated fair value:
  American Express Trust Money Market Fund I                 $    947,817     $  3,285,306
  American Express Trust Income Fund I                         11,382,704        4,414,964
  American Express Emerging Growth Fund II                      7,368,515        7,009,177
  American Express Trust Equity Index Fund II                  13,257,707       15,913,666
                                                             ------------     ------------
          Total                                                32,956,743       30,623,113
                                                             ------------     ------------
Mutual funds, at quoted market price:
  IDS New Dimensions Fund Y                                     1,639,604        1,628,533
  Lazard Small Capital Fund                                     7,552,048        7,069,326
  Neuberger & Berman Focus Trust Fund                           1,678,985        1,630,140
  Templeton Foreign Fund                                        6,961,377        7,022,888
                                                             ------------     ------------
          Total                                                17,832,014       17,350,887
                                                             ------------     ------------

Guaranteed investment contracts                                41,236,214       51,079,586
                                                             ------------     ------------
Advantica Restaurant Group, Inc., common stock at quoted
  market price                                                    148,434          134,190
                                                             ------------     ------------
Loans to participants, at estimated fair value                    990,003          993,851
                                                             ------------     ------------
Total investments                                            $ 93,232,225     $100,181,627
                                                             ============     ============


      At December 31, 2000 and 1999, the Plan's interest in the net assets of the Master Trust was approximately 51.42% and 50.76%, respectively.

      Investment income for the Master Trust for 2000 and 1999 and for the Plan for 1998 is as follows:


                                                          2000              1999                1998

         Net (depreciation) appreciation in fair
           value of investments:
         Collective trust funds                      $   (283,753)     $  6,289,696      $   2,657,768
         Pooled funds                                           0                 0            773,783
         Mutual funds                                      13,378         3,037,798           (111,490)
         Common stock                                    (126,444)         (208,633)                 0
                                                     ------------      ------------      -------------
                                                         (396,819)        9,118,861          3,320,061
         Interest and dividend income                   3,765,425         3,154,648             68,547
                                                     ------------      ------------      -------------
                                                     $  3,368,606      $ 12,273,509      $   3,388,608
                                                     ============      ============      =============


4.    RELATED PARTY TRANSACTIONS

      Certain plan investments are shares of collective trust funds managed by American Express. American Express serves as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $54,000, $80,000 and $51,000, respectively.

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

6.    TAX STATUS

      The Plan obtained its latest determination letter on September 20, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended and restated since receiving the determination letter. However, the plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Internal Revenue Code and the Plan and related trust continue to be tax exempt. Therefore, no provision for income taxes has been included in the Plan's financial statements.

7.     SUBSEQUENT EVENTS

       On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of Title II of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, Case No. 01-0436 PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. FRD is the debtor-in-possession in the proceeding which excludes FRD's subsidiaries. Consequently, all of its subsidiaries, including the operating concepts Coco's and Carrows, are not part of FRD's Chapter 11 case and are expected to operate in the normal course of business throughout FRD's restructuring and sale process. The final selection of a buyer and completion of the divestiture is expected to take place in the bankruptcy court. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that some or all of FRD's subsidiaries will not be required to commence Chapter 11 cases in the future.

                                    ********

ADVANTICA HOURLY/HCE
401(K) PLAN

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS
Years Ended December 31, 2000 and 1999

ADVANTICA HOURLY/HCE 401(K) PLAN

TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS:
  Statements of Net Assets Available for Benefits
   as of December 31, 2000 and 1999                                        2
  Statements of Changes in Net Assets Available for Benefits
   for the Years Ended December 31, 2000 and 1999                          3
  Notes to Financial Statements                                           4-7



 NOTE: Schedules required under the Employee Retirement Income Security Act of 1974 are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT

To the Administrative Committee of
  Advantica Hourly/HCE 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of the Advantica Hourly/HCE 401(k) Plan (the "Plan") as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2000 and 1999, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Greenville, South Carolina

May 22, 2001

ADVANTICA HOURLY/HCE 401(K) PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 2000 AND 1999

                                                                              2000             1999

ASSETS:
  Investments, at fair value - plan interest in Advantica 401(k) Plans
    Master Trust (Notes 1, 2 and 3)                                        $45,287,930     $49,327,162
                                                                           -----------     -----------
  Receivables:
    Employer's contribution                                                     27,547          35,331
    Participants' contributions                                                 83,205          99,172
                                                                           -----------     -----------
           Total receivables                                                   110,752         134,503
                                                                           -----------     -----------
           Total assets                                                     45,398,682      49,461,665
                                                                           -----------     -----------
LIABILITIES - Accrued expenses                                                   6,505               0
                                                                           -----------     -----------
NET ASSETS AVAILABLE FOR BENEFITS                                          $45,392,177     $49,461,665
                                                                           ===========     ===========



See notes to financial statements.

ADVANTICA HOURLY/HCE 401(K) PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             2000              1999

ADDITIONS:
  Investment income:
    Plan interest in Advantica 401(k) Plans Master Trust investment
      income (Notes 1, 2 and 3)                                         $  1,647,279      $  5,744,998
                                                                        ------------      ------------
    Contributions:
      Employer's                                                             773,324           894,551
      Participants'                                                        2,438,461         2,760,970
                                                                        ------------      ------------
           Total contributions                                             3,211,785         3,655,521
                                                                        ------------      ------------
           Total additions                                                 4,859,064         9,400,519
                                                                        ------------      ------------
DEDUCTIONS:
  Benefits paid to participants                                            8,991,882         6,392,156
  Administrative expenses                                                    142,345           182,342
                                                                        ------------      ------------
           Total deductions                                                9,134,227         6,574,498
                                                                        ------------      ------------
TRANSFER FROM ADVANTICA SALARIED 401(K) PLAN
  (Note 1)                                                                   205,675        46,635,644
                                                                        ------------      ------------
NET (DECREASE) INCREASE                                                   (4,069,488)       49,461,665

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of year                                                       49,461,665                 0
                                                                        ------------      ------------
  End of year                                                           $ 45,392,177      $ 49,461,665
                                                                        ============      ============


See notes to financial statements.

ADVANTICA HOURLY/HCE 401(K) PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

1.    DESCRIPTION OF THE PLAN

      The following description of the Advantica Hourly/HCE 401(k) Plan (the "Plan") provides only general information. Participants should refer to the plan document for a more complete description of the Plan's provisions.

      GENERAL - The Plan is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Any hourly employee or highly compensated employee of Advantica Restaurant Group, Inc. ("Advantica"), Flagstar Systems, Inc. ("Flagstar") and FRD Acquisition Co. ("FRD," a wholly owned subsidiary of Advantica) (collectively, the "Company"), who has attained age 21 and has completed 6 months of service with the Company is eligible to participate in the Plan. The Plan's committee and Plan administrator control and manage the operation and administration of the Plan. American Express Trust Company ("American Express") serves as the Plan's trustee.

      Effective January 1, 1999, the Retirement Committee of Advantica approved an amendment to the Advantica 401(k) Plan. The amendment provided that the Advantica 401(k) Plan would consist of two separate plans under ERISA: the Advantica Hourly/HCE 401(k) Plan and the Advantica Salaried 401(k) Plan. The Advantica 401(k) Plan was restated and renamed the Advantica Salaried 401(k) Plan and $46,635,644 in assets for certain employees were transferred to the Advantica Hourly/HCE 401(k) Plan.

      On an annual basis, assets of employees who have changed status, as defined in the plan document, are transferred between the two plans. During 2000, net transfers into the plan due to change in status totaled $205,675.

      On December 29, 1999, the Company completed the sale of the stock of El Pollo Loco, Inc. ("EPL"), a wholly owned subsidiary. Effective December 29, 1999, the date of the sale, EPL employees are no longer eligible to participate in the Plan. Additionally, EPL is no longer a participating employer; therefore, EPL's active employees as of the sale date are not permitted to make pre-tax deferral contributions under the Plan. In accordance with plan provisions, EPL employees will be given the right to elect a lump-sum distribution of their pre-tax account when they separate from service with EPL, or postpone distribution of the account if their account balance exceeded $5,000 as of the sale date. As of December 31, 1999, EPL employee participant account balances included in net assets available for benefits for the Plan totaled $1,701,311.

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

      CONTRIBUTIONS - Participants may make pre-tax contributions of up to 15% of eligible compensation. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. The Company, at its discretion, may contribute an amount equal to 25% of each participating hourly employee's contributions up to 6% of such employee's compensation. Each individual sponsoring employer may make additional matching contributions in amounts which they determine. These Company contributions are made to the Plan monthly and are invested to mirror the hourly employee's election. In 2000 and 1999, the following employer contribution formulas were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica, Flagstar, and FRD hourly employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees. Highly compensated employees are not eligible for the employer match. Contributions are subject to certain Internal Revenue Code ("IRC") limitations.

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

      VESTING - All participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. For each hourly employee whose initial date of employment is after December 31, 1998, the Company's matching and discretionary contribution portion of their account plus actual earnings thereon will be 100% vested after five years of continuous service unless the following terms provide for more accelerated vesting. For employees of FRD, a participant is 100% vested after five years of continuous service. For employees of Advantica and Flagstar, participants are immediately vested in their contributions and employer contributions, plus actual earnings thereon. For employees of Denny's who were initially employed by Denny's subsequent to December 31, 1987 and prior to January 1, 1999, a participant is 100% vested after five years of continuous service.

      INVESTMENT OPTIONS - Through December 31, 2000, participants could direct employee contributions in one percent increments in any of eight investment options. Effective January 1, 2001, the Plan began offering three additional investment options. Participants may change their investment options at any time via telephone.

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

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Plan utilizes various investment instruments. Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for plan benefits.

      INVESTMENT VALUATION AND INCOME RECOGNITION - The plan interest in Advantica 401(k) Plans Master Trust is presented at fair value which has been determined based on the fair value of the underlying investments of the Master Trust.

      Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

      ADMINISTRATIVE EXPENSES - Administrative expenses of the Plan are paid by the Plan.

      PAYMENT OF BENEFITS - Benefits are recorded when paid.


3.    MASTER TRUST

      The following table presents the fair value of the underlying investments of the Master Trust at December 31, 2000 and 1999:


                                                                          2000              1999

         Cash                                                         $     68,817     $          0
                                                                      ------------     ------------
         Collective trust funds, at estimated fair value:
           American Express Trust Money Market Fund I                      947,817        3,285,306
           American Express Trust Income Fund I                         11,382,704        4,414,964
           American Express Emerging Growth Fund II                      7,368,515        7,009,177
           American Express Trust Equity Index Fund II                  13,257,707       15,913,666
                                                                      ------------     ------------
                   Total                                                32,956,743       30,623,113
                                                                      ------------     ------------
         Mutual funds, at quoted market price:
           IDS New Dimensions Fund Y                                     1,639,604        1,628,533
           Lazard Small Capital Fund                                     7,552,048        7,069,326
           Neuberger & Berman Focus Trust Fund                           1,678,985        1,630,140
           Templeton Foreign Fund                                        6,961,377        7,022,888
                                                                      ------------     ------------
                   Total                                                17,832,014       17,350,887
                                                                      ------------     ------------
         Guaranteed investment contracts                                41,236,214       51,079,586
                                                                      ------------     ------------
         Advantica Restaurant Group, Inc., common stock at quoted
           market price                                                    148,434          134,190
                                                                      ------------     ------------
         Loans to participants, at estimated fair value                    990,003          993,851
                                                                      ------------     ------------
         Total investments                                            $ 93,232,225     $100,181,627
                                                                      ============     ============


      At December 31, 2000 and 1999, the Plan's interest in the net assets of the Master Trust was approximately 48.58% and 49.24%, respectively.

      Investment income for the Master Trust for the years ended December 31, 2000 and 1999 is as follows:


                                                                               2000              1999

        Net (depreciation) appreciation in fair value of investments:
          Collective trust funds                                          $   (283,753)     $  6,289,696
          Mutual funds                                                          13,378         3,037,798
          Common stock                                                        (126,444)         (208,633)
                                                                          ------------      ------------
                                                                              (396,819)        9,118,861
        Interest and dividend income                                         3,765,425         3,154,648
                                                                          ------------      ------------
                                                                          $  3,368,606      $ 12,273,509
                                                                          ============      ============

4.    RELATED PARTY TRANSACTIONS

      Certain plan investments are shares of collective trust funds managed by American Express. American Express serves as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. Fees paid to American Express for the years ended December 31, 2000 and 1999 amounted to approximately $53,000 and $78,000, respectively.

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

6.    TAX STATUS

      The Plan has not yet applied for a determination letter. The Company believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code and that the Plan and related trust are tax-exempt. Therefore, no provision for income taxes has been included in the Plan's financial statements.

7.     SUBSEQUENT EVENTS

       On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of Title II of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, Case No. 01-0436 PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going-concern value. FRD is the debtor-in-possession in the proceeding which excludes FRD's subsidiaries. Consequently, all of its subsidiaries, including the operating concepts, Coco's and Carrows, are not part of FRD's Chapter 11 case and are expected to operate in the normal course of business throughout FRD's restructuring and sale process. The final selection of a buyer and completion of the divestiture is expected to take place in the bankruptcy court. FRD and its subsidiaries intend to consummate a sale transaction without the need for the operating subsidiaries to also commence Chapter 11 cases. No assurance can be given, however, that some or all of FRD's subsidiaries will not be required to commence Chapter 11 cases in the future.