Form 10-Q
period 2001-06-27
ADVANTICA RESTAURANT GROUP INC
filed 2001-08-13
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________

Commission file number                0-18051


                        ADVANTICA RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3487402
-------------------------------                    -----------------------------
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

                   Yes   [X]                No   [ ]

As of August 10, 2001, 40,143,025 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc.
Consolidated Statements of Operations
(Unaudited)

                                                                    Quarter             Quarter
                                                                     Ended               Ended
                                                                 June 27, 2001       June 28, 2000
                                                                 -------------       -------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                        $ 242,122           $ 279,412
   Franchise and licensing revenue                                    22,270              17,521
                                                                   ---------           ---------
      Total operating revenue                                        264,392             296,933
                                                                   ---------           ---------
Cost of company restaurant sales:
   Product costs                                                      60,435              73,360
   Payroll and benefits                                               97,955             110,432
   Occupancy                                                          14,979              16,341
   Other operating expenses                                           35,425              40,972
                                                                   ---------           ---------
      Total costs of company restaurant sales                        208,794             241,105
Franchise restaurant costs                                            10,565               8,419
General and administrative expenses                                   15,031              16,629
Amortization of reorganization value in excess of
   amounts allocable to identifiable assets                            7,151              10,564
Depreciation and other amortization                                   24,196              28,516
Restructuring charges                                                  8,495                  --
Impairment charges                                                     8,343                  --
Gains on refranchising and other, net                                 (5,896)            (17,346)
                                                                   ---------           ---------
      Total operating costs and expenses                             276,679             287,887
                                                                   ---------           ---------
Operating (loss) income                                              (12,287)              9,046
                                                                   ---------           ---------
Other expenses:
   Interest expense, net                                              18,011              20,259
   Other nonoperating expenses (income), net                              18                (241)
                                                                   ---------           ---------
      Total other expenses, net                                       18,029              20,018
                                                                   ---------           ---------
Loss before taxes                                                    (30,316)            (10,972)
Provision for income taxes                                               535                 337
                                                                   ---------           ---------
Loss from continuing operations                                      (30,851)            (11,309)
Discontinued operations:
  Loss from operations of discontinued operations, net of
      applicable income tax provision of: 2000 -- $104                    --              (8,150)
                                                                   ---------           ---------
Net loss applicable to common shareholders                         $ (30,851)          $ (19,459)
                                                                   =========           =========

Per share amounts applicable to common shareholders:
Basic and diluted loss per share:
   Loss from continuing operations                                 $   (0.77)          $   (0.28)
   Loss from discontinued operations, net                                 --               (0.21)
                                                                   ---------           ---------
   Net loss                                                        $   (0.77)              (0.49)
                                                                   =========           =========

   Average outstanding shares                                         40,143              40,079
                                                                   =========           =========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Statements of Operations
(Unaudited)

                                                                   Two Quarters        Two Quarters
                                                                      Ended               Ended
                                                                  June 27, 2001       June 28, 2000
                                                                  -------------       -------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                          $ 478,909           $ 547,039
   Franchise and licensing revenue                                      43,834              33,554
                                                                     ---------           ---------
      Total operating revenue                                          522,743             580,593
                                                                     ---------           ---------
Cost of company restaurant sales:
   Product costs                                                       120,107             141,993
   Payroll and benefits                                                195,094             219,534
   Occupancy                                                            30,048              32,282
   Other operating expenses                                             71,300              80,336
                                                                     ---------           ---------
      Total costs of company restaurant sales                          416,549             474,145
Franchise restaurant costs                                              20,288              15,608
General and administrative expenses                                     31,061              35,800
Amortization of reorganization value in excess of
   amounts allocable to identifiable assets                             14,725              21,295
Depreciation and other amortization                                     48,033              55,664
Restructuring charges                                                    8,495               7,248
Impairment charges                                                       8,343                  --
Gains on refranchising and other, net                                  (10,296)            (22,024)
                                                                     ---------           ---------
      Total operating costs and expenses                               537,198             587,736
                                                                     ---------           ---------
Operating loss                                                         (14,455)             (7,143)
                                                                     ---------           ---------
Other expenses:
   Interest expense, net                                                36,471              41,744
   Other nonoperating expenses (income), net                                11                (980)
                                                                     ---------           ---------
      Total other expenses, net                                         36,482              40,764
                                                                     ---------           ---------
Loss before taxes                                                      (50,937)            (47,907)
Provision for income taxes                                               1,068                 697
                                                                     ---------           ---------
Loss from continuing operations                                        (52,005)            (48,604)
Discontinued operations:
  Loss from operations of discontinued operations, net of
      applicable income tax provision of: 2000 -- $186                      --             (17,330)
                                                                     ---------           ---------
Loss before extraordinary gain                                         (52,005)            (65,934)
Extraordinary gain, net income tax provision of: 2001 -- $0              7,778                  --
                                                                     ---------           ---------
Net loss applicable to common shareholders                           $ (44,227)          $ (65,934)
                                                                     =========           =========
Per share amounts applicable to common shareholders:
Basic and diluted (loss)earnings per share:
   Loss from continuing operations                                   $   (1.30)          $   (1.21)
   Loss from discontinued operations, net                                   --               (0.44)
                                                                     ---------           ---------
   Loss before extraordinary gain                                        (1.30)              (1.65)
   Extraordinary gain                                                     0.20                  --
                                                                     ---------           ---------
   Net loss                                                          $   (1.10)              (1.65)
                                                                     =========           =========

   Average outstanding shares                                           40,130              40,071
                                                                     =========           =========





                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)


                                                                        June 27, 2001     December 27, 2000
                                                                        -------------     -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                             $   4,145           $  27,260
   Receivables, less allowance for doubtful accounts of:
      2001 -- $4,643; 2000 -- $4,308                                         6,153               6,427
   Inventories                                                              10,108              10,249
   Other                                                                    19,410              10,593
                                                                         ---------           ---------
                                                                            39,816              54,529
                                                                         ---------           ---------

Property                                                                   616,307             641,757
Less accumulated depreciation                                              238,383             216,430
                                                                         ---------           ---------
                                                                           377,924             425,327
                                                                         ---------           ---------
Other Assets:
   Reorganization value in excess of amounts allocable to
      identifiable assets, net of accumulated amortization of:
      2001 -- $217,028; 2000 -- $202,304                                    43,452              61,177
   Goodwill, net of accumulated amortization of:
      2001 -- $3,356; 2000 -- $2,495                                        24,615              25,476
   Other intangible assets, net of accumulated amortization of:
      2001 -- $26,597; 2000 -- $23,168                                     110,129             115,516
   Deferred financing costs, net                                            10,892              12,543
   Other                                                                    43,177              48,865
                                                                         ---------           ---------
Total Assets                                                             $ 650,005           $ 743,433
                                                                         =========           =========


Liabilities
Current Liabilities:
   Current maturities of notes and debentures                            $     701           $   1,086
   Current maturities of capital lease obligations                           4,998              10,510
   Net liabilities of discontinued operations                               11,970              69,400
   Accounts payable                                                         48,099              68,087
   Accrued salaries and vacations                                           27,886              30,699
   Accrued insurance                                                        15,439              17,502
   Accrued taxes                                                            12,871              11,703
   Accrued interest                                                         27,910              28,159
   Other                                                                    47,674              57,410
                                                                         ---------           ---------
                                                                           197,548             294,556
                                                                         ---------           ---------
Long-Term Liabilities:
   Notes and debentures, less current maturities                           607,479             553,730
   Capital lease obligations, less current maturities                       37,774              39,980
   Liability for insurance claims                                           24,514              25,468
   Other noncurrent liabilities and deferred credits                        72,843              75,960
                                                                         ---------           ---------
                                                                           742,610             695,138
                                                                         ---------           ---------
Total Liabilities                                                          940,158             989,694
                                                                         ---------           ---------
Shareholders' Deficit                                                     (290,153)           (246,261)
                                                                         ---------           ---------
Total Liabilities and Shareholders' Deficit                              $ 650,005           $ 743,433
                                                                         =========           =========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                   Two Quarters        Two Quarters
                                                                      Ended               Ended
                                                                  June 27, 2001       June 28, 2000
                                                                  -------------       -------------
(In thousands)
Cash Flows from Operating Activities:
Net loss                                                           $(44,227)          $(65,934)
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                       14,725             21,295
   Depreciation and other amortization                               48,033             55,664
   Restructuring charges                                              8,495              7,248
   Impairment charges                                                 8,343                 --
   Amortization of deferred gains                                    (5,274)            (6,729)
   Amortization of deferred financing costs                           1,652              3,186
   Gains on refranchising and other, net                            (10,296)           (22,024)
   Equity in loss from discontinued operations, net                      --             17,330
   Amortization of debt premium                                        (920)            (6,124)
   Extraordinary gain                                                (7,778)                --
   Other                                                                 --               (195)
Changes in Assets and Liabilities Net of Effects of
   Acquisitions and Dispositions:
   Decrease (increase) in assets:
     Receivables                                                      8,765              5,130
     Inventories                                                         (4)            (1,076)
     Other current assets                                            (8,728)            (2,686)
     Other assets                                                    (2,854)              (531)
   Increase (decrease) in liabilities:
     Accounts payable                                                (6,162)               794
     Accrued salaries and vacations                                  (2,813)            (3,972)
     Accrued taxes                                                    1,135             (1,228)
     Other accrued liabilities                                      (16,943)           (10,732)
     Other noncurrent liabilities and deferred credits               (1,298)            (2,620)
                                                                   --------           --------
Net cash flows used in operating activities                         (16,149)           (13,204)
                                                                   --------           --------

Cash Flows from Investing Activities:
   Purchase of property                                             (13,238)           (16,744)
   Acquisition of restaurant units                                       --             (4,358)
   Proceeds from disposition of property                             18,273             24,553
   Advances to discontinued operations, net                         (56,078)            (1,287)
   Change in restricted cash, net                                        --            (95,000)
   Proceeds from maturity of investments securing
      in-substance defeased debt                                         --             10,865
   Proceeds from sale and maturity of investments                        --             17,084
                                                                   --------           --------
Net cash flows (used in) provided by investing activities           (51,043)           (64,887)
                                                                   --------           --------



                                                       See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

                                                                   Two Quarters        Two Quarters
                                                                      Ended               Ended
                                                                  June 27, 2001       June 28, 2000
                                                                  -------------       -------------
(In thousands)

Cash Flows from Financing Activities:
   Net borrowings under credit agreements                          $  55,000           $   9,800
   Long-term debt payments                                            (3,531)            (81,038)
   Debt transaction costs                                                 --                (519)
   Bank overdrafts                                                    (7,392)            (10,032)
                                                                   ---------           ---------
Net cash flows provided by (used in) financing activities             44,077             (81,789)
                                                                   ---------           ---------

Decrease in cash and cash equivalents                                (23,115)           (159,880)
Cash and Cash Equivalents at:
   Beginning of period                                                27,260             165,828
                                                                   ---------           ---------
   End of period                                                   $   4,145           $   5,948
                                                                   =========           =========







                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements
June 27, 2001
(Unaudited)

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

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. Excluding restructuring and impairment charges, all such adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 27, 2000 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 2000 Annual Report on Form 10-K. The results of operations for the quarter and two quarters ended June 27, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 26, 2001.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  DISCONTINUED OPERATIONS

During the first quarter of 2000, the Company announced a plan to explore the possible sale or recapitalization of the Coco's and Carrows concepts, which operate under Advantica's wholly owned subsidiary, FRD. As a result, the Company began accounting for FRD as a discontinued operation in the second quarter of 2000. Although the process has taken longer than expected, due in part to procedural and legal constraints inherent in the FRD bankruptcy filing (see below), FRD actively continues to market for divestiture its Coco's and Carrows concepts.

In accordance with APB 30, FRD's results from operations subsequent to the date that FRD was identified as a discontinued operation (the "measurement date") have been included as a component of net liabilities of discontinued operations in the Consolidated Balance Sheets.

Revenue and operating loss of the discontinued operations for the reported periods are as follows:


                              Quarter            Quarter         Two Quarters        Two Quarters
                               Ended              Ended              Ended               Ended
                           June 27, 2001      June 28, 2000      June 27, 2001       June 28, 2000
                           -------------      -------------      -------------       -------------
(In millions)
Revenue                        $87.9              $93.8              $177.3              $188.5
Operating loss                  (1.2)              (1.6)               (2.0)               (4.3)


On February 14, 2001, FRD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). FRD's financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The financial position of FRD is reported as net liabilities of discontinued operations in the Consolidated Balance Sheets and consists of the assets and liabilities reported below. FRD's financial position at December 27, 2000 and June 27, 2001 has been presented in conformity with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), and accordingly, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated below.


                                                                     June 27,         December 27,
                                                                       2001               2000
                                                                    ---------         ------------
(In thousands)
Assets
Current assets                                                      $  32,040           $  14,982
Property owned, net                                                    78,955              88,562
Property held under capital leases, net                                 9,018              10,791
Other assets                                                          109,775              99,126
                                                                    ---------           ---------
                                                                      229,788             213,461
                                                                    ---------           ---------
Less liabilities
Current liabilities
   Current portion of obligations under capital lease                   2,671               2,709
   Coco's/Carrows Credit Facility payable to Denny's, Inc.
     (see Note 3)                                                      56,097                  --
   Other current liabilities                                           38,931              81,504
                                                                    ---------           ---------
                                                                       97,699              84,213
                                                                    ---------           ---------
Long-term liabilities
   Obligations under capital lease, noncurrent                          5,899               7,323
   Other long-term liabilities                                         17,923              17,117
                                                                    ---------           ---------
                                                                       23,822              24,440
                                                                    ---------           ---------
Total liabilities not subject to compromise                           121,521             108,653
Liabilities subject to compromise                                     176,334             174,208
                                                                    ---------           ---------
Total liabilities                                                     297,855             282,861
                                                                    ---------           ---------
Net liabilities of FRD                                                (68,067)            (69,400)
Denny's, Inc. receivable related to Coco's/Carrows Credit
   Facility (see Note 3)                                               56,097                  --
                                                                    ---------           ---------
Net liabilities of discontinued operations                          $ (11,970)          $ (69,400)
                                                                    =========           =========


Note 3.  COCO'S/CARROWS CREDIT FACILITY

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "Coco's/Carrows Credit Facility"), owed to Denny's, Inc., another wholly owned subsidiary of Advantica, consisting of a $30 million term loan and a $40 million revolving credit facility. At June 27, 2001, FRD's operating subsidiaries had $30 million outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $11.4 million. Denny's, Inc. deposited cash collateral with one of the former lenders to secure the Coco's/Carrows Credit Facility's outstanding letters of credit. At June 27, 2001, the balance of such deposit was $11.4 million, which is reflected in the other current assets on Advantica's Consolidated Balance Sheet. The balance of the Denny's, Inc. receivable relates to borrowings under the Coco's/Carrows Credit Facility of $56.1 million at June 27, 2001 (see Note 2) including accrued interest of $1.4 million. Such obligations eliminate in consolidation.

The Coco's/Carrows Credit Facility contains a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material changes in their business. In addition, the Coco's/Carrows Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined) and limitations on annual capital expenditures. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended June 27, 2001. In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the FRD divestiture process, there can be no assurance that the Company will be able to recover all of the secured obligations owed to it under the Coco's/Carrows Credit Facility.

All advances under the Coco's/Carrows Credit Facility due to Denny's, Inc. accrue interest at a variable rate (approximately 8.8% at June 27, 2001) based on the prime rate or an adjusted Eurodollar rate. The advances are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRD's subsidiaries.

Note 4.  DEBT

Advantica's credit facility with its lenders provides to the Company (excluding
FRD) a working capital and letter of credit facility of up to $200 million (the "Advantica Credit Facility"). The Company was in compliance with the terms of the Advantica Credit Facility at June 27, 2001; however, certain of the financial covenants become more restrictive as of and for the period ended December 26, 2001. The Company's ability to comply with such covenants will depend on (a) FRD completing the sale of Coco's and Carrows prior to December 26, 2001 and receiving sufficient cash proceeds to substantially repay
Denny's, Inc.'s $56.1 million receivable and $11.4 million deposit securing outstanding letters of credit under the Coco's/Carrows Credit Facility (see Notes 2 and 3), and (b) meeting or exceeding current operating projections, particularly as it relates to gains and cash proceeds from restaurant refranchisings. If the Company is unable to meet such covenants, the Company would be required to seek an amendment or negotiate other arrangements with its lenders. Although no assurances can be given, the Company believes it would be able to negotiate the required arrangements on commercially reasonable terms or otherwise, if needed.

Note 5.  RESTRUCTURING AND IMPAIRMENT CHARGES

The Company recorded $12.6 million of restructuring charges in 2000. Approximately $10.4 million represented cash charges, of which $0.9 million relates to operating lease liabilities for closed stores that will be paid out over the remaining lease terms. The remaining amount relates to severance and outplacement costs, of which $7.6 million was paid through June 27, 2001. The Company expects the remaining severance and outplacement liabilities of $1.9 million to be fully paid out by the second quarter of 2002.

During the second quarter of 2001, the Company approved a restructuring plan that provided for the closing of 63 underperforming Denny's restaurants. At June 27, 2001, 31 of the 63 restaurants had been closed. The majority of the remaining restaurants will be closed within 12 months and the rest will be closed or otherwise disposed of within 24 months. As a result of this plan, the Company reported a restructuring charge of approximately $8.5 million. The restructuring charge consisted of the following:


(In thousands)
Future rents, net of estimated subleases                     $3,378
Property taxes                                                2,952
Brokerage commissions                                           942
Deidentification and maintenance costs                          878
Severance and other costs                                       345
                                                             ------
                                                             $8,495
                                                             ======

Based on information currently available, management believes its remaining restructuring liabilities are adequate and not excessive as of June 27, 2001.

During the second quarter of 2001, the Company recorded an impairment charge of $8.3 million, of which $6.8 million relates to certain of the restaurants identified for closure and $1.5 million relates to certain other underperforming restaurants. The charges were calculated based on the estimated future discounted cash flows of the impaired units.

Note 6.  EXTRAORDINARY GAIN

During the first quarter of 2001, as a result of the settlement of the remaining issues related to the Company's former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and an extraordinary gain was recorded.

Note 7.  COMPREHENSIVE LOSS

The Company's comprehensive loss for the periods indicated is as follows:


                                                    Quarter            Quarter        Two Quarters         Two Quarters
                                                     Ended              Ended             Ended               Ended
                                                 June 27, 2001      June 28, 2000     June 27, 2001       June 28, 2000
                                                 -------------      -------------     -------------       -------------
(In thousands)
Net loss                                           $(30,851)          $(19,459)          $(44,227)          $(65,934)
Other comprehensive income (loss):
  Foreign currency translation adjustment               306                 40                246                 45
                                                   --------           --------           --------           --------
Comprehensive income (loss)                        $(30,545)          $(19,419)          $(43,981)          $(65,889)
                                                   ========           ========           ========           ========


Note 8.  LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The calculations of basic and diluted loss per share have been based on the weighted average number of Advantica shares outstanding. Because of the loss from continuing operations for the quarters and two quarters ended June 27, 2001 and June 28, 2000, warrants and options of the Company would be antidilutive and therefore have been omitted from the calculation of weighted average dilutive shares.

Note 9.  NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that adoption of SFAS 141 will have a significant impact on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. SFAS 142 requires the Company, among other things, to discontinue goodwill amortization, including reorganization value in excess of amounts allocable to identifiable assets. In addition, the standard provides for reclassifying certain existing recognized intangibles as goodwill, reassessing the useful lives of existing recognized intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The total amortization expense related to excess reorganization and goodwill was $7.6 million and $15.6 million for the quarter and two quarters ended June 27, 2001 and $11.0 million and $22.6 million for the quarter and two quarters ended June 28, 2000, respectively. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in financial position as of June 27, 2001 compared to December 27, 2000 and the results of operations for the quarter and two quarters ended June 27, 2001 compared to the quarter and two quarters ended June 28, 2000. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica, its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: the outcome of FRD's pending Chapter 11 proceedings, divestiture efforts and related matters described herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Result of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 27, 2000 and in
Exhibit 99 thereto.

DENNY'S RESTAURANT OPERATIONS AND UNIT ACTIVITY


                                                      Quarter Ended                          Two Quarters Ended
                                          -------------------------------------     -------------------------------------

                                          June 27,       June 28,     Increase/     June 27,       June 28,     Increase/
                                            2001           2000      (Decrease)       2001           2000      (Decrease)
                                          --------       --------    ----------     --------       --------    ----------

Total systemwide sales (in millions)      $  577.4       $  556.6       3.7%        $1,129.1      $1,088.5        3.7%

Average unit sales:
   Company-owned                           353,400        340,100       3.9%         684,800        663,000       3.3%
   Franchise                               298,000        291,800       2.1%         583,900        568,300       2.7%
Company-owned data:
   Same-store sales increase                  2.0%           0.6%                       2.1%           1.4%
   Guest check average increase               1.4%           5.5%                       2.6%           5.7%


The table below summarizes Denny's restaurant unit activity for the quarter ended June 27, 2001.



                            Ending            Units                          Units         Ending             Ending
                             Units           Opened/         Units           Sold/          Units              Units
                        March 28, 2001      Acquired      Refranchised      Closed      June 28, 2000      June 27, 2001
                        --------------    ------------    ------------     --------     -------------      -------------
Company-owned units             705             1             (11)           (32)             663                 833
Franchised units              1,097            12              11             (6)           1,114                 942
Licensed units                   16           ---             ---             (2)              14                  18
                              -----          ----            ----           ----            -----               -----
                              1,818            13             ---            (40)           1,791               1,793
                              =====          ====            ====           ====            =====               =====

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 27, 2001 COMPARED TO QUARTER ENDED JUNE 28, 2000
-------------------------------------------------------------------

COMPANY OPERATIONS

Denny's recorded 2.0% same-store sales growth for the current year quarter which was driven by higher guest check averages and increased traffic. Company restaurant sales decreased $37.3 million (13.3%) primarily due to a 170-unit decrease in company-owned restaurants, partially offset by the increase in same-store sales. The decrease in company-owned restaurants resulted primarily from the sale of restaurants to franchisees.

Total costs of company restaurant sales decreased $32.3 million (13.4%), driven by the decrease in company-owned restaurants. As a percentage of company restaurant sales, the Company experienced higher payroll costs from increased staffing levels and wage rate increases as well as higher occupancy costs. These percentage increases were offset by lower product costs resulting from a higher guest check average and improved waste costs. Additionally, the negative effect of higher utility rates and increased repair and maintenance activities on operating costs was partially offset by lower advertising expense.

Operating margins related to company-owned restaurants were $33.3 million (13.8% of company restaurant sales) for the quarter ended June 27, 2001 compared to $38.3 million (13.7% of company restaurant sales) for the quarter ended June 28, 2000.

FRANCHISE OPERATIONS

Franchise and licensing revenue was $22.3 million for the current year quarter, comprised of royalties and fees of $13.8 million and occupancy revenue of $8.5 million, compared to $17.5 million for the prior year quarter, comprised of royalties and fees of $12.7 million and occupancy revenue of $4.8 million. Franchise and licensing revenue increased $4.8 million (27.1%) resulting primarily from a 172-unit increase in franchised restaurants and from a higher average unit volume from franchised restaurants.

Franchise costs were $10.6 million for the current year quarter, comprised of occupancy costs of $5.0 million and other direct expenses of $5.6 million, compared to $8.4 million for the prior year quarter, comprised of occupancy costs of $3.1 million and other direct expenses of $5.3 million. Franchise restaurant costs increased $2.2 million (25.5%), driven by the increase in franchise and licensed restaurants. As a percentage of franchise and licensing revenues, these costs were comparable to the prior year quarter.

The Company's franchise operating margins were $11.7 million (52.6% of franchise and licensing revenue) for the quarter ended June 27, 2001 compared to $9.1 million (52.0% of franchise and licensing revenue) for the quarter ended June 28, 2000.

OTHER OPERATING COSTS AND EXPENSES

General and administrative costs decreased $1.6 million (9.6%) primarily from lower information system costs and reduced corporate overhead. The decrease in amortization of excess reorganization value from the prior year quarter resulted from a reduction of reorganization value related to the reversals of certain income tax liabilities recorded in the fourth quarter of 2000 and the first quarter of 2001. Depreciation and other amortization decreased primarily as a result of fewer company-owned units. Refranchising gains decreased $11.5 million in the current quarter resulting from reduced refranchising activity compared to the prior year.

RESTRUCTURING CHARGES of $8.5 million recorded in the current quarter relate to management's plan to close 63 underperforming Denny's restaurants (see Note 5) and consist of lease costs, net of estimated subleases, property taxes and certain other costs associated with closing the restaurants. At June 27, 2001, 31 of the 63 restaurants had been closed. The majority of the remaining restaurants will be closed within 12 months and the rest will be closed or otherwise disposed of within 24 months. In addition, the Company recorded an $8.3 million asset IMPAIRMENT CHARGE in the current quarter primarily related to the planned closure of the underperforming restaurants.

OPERATING LOSS was $12.3 million for the quarter ended June 27, 2001 compared to operating income of $9.0 million for the quarter ended June 28, 2000.

Advantica's primary financial measure is operating income before interest, taxes, depreciation, amortization and charges for restructuring and impairment ("EBITDA as defined"). EBITDA AS DEFINED decreased to $35.9 million in the current year quarter compared to $48.1 million in the prior year quarter due to the factors noted above. EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

INTEREST EXPENSE, NET, totaled $18.0 million for the second quarter of 2001, a decrease of $2.2 million compared to the prior year quarter. The decrease in interest expense, net, resulted primarily from the repayment of the Denny's mortgage notes in July 2000 and other debt throughout 2000, offset by a decrease in interest income resulting from lower cash balances.

The PROVISION FOR INCOME TAXES from continuing operations for the quarter ended June 27, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 1.8% for the quarter ended June 27, 2001 compared to a provision reflecting an approximate rate of 3.1% for the quarter ended June 28, 2000.

The Consolidated Statements of Operations and Cash Flows presented herein reflect FRD as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating loss of the discontinued operations for the quarters ended June 27, 2001 and June 28, 2000 were $87.9 million and $1.2 million and $93.8 million and $1.6 million, respectively.

NET LOSS was $30.9 million for second quarter of 2001 compared to a net loss of $19.5 million for the second quarter of 2000 due to the factors noted above.

TWO QUARTERS ENDED JUNE 27, 2001 COMPARED TO TWO QUARTERS ENDED JUNE 28, 2000
-----------------------------------------------------------------------------

COMPANY OPERATIONS

Denny's recorded 2.1% same-store sales growth for the current year period which was driven by a 2.6% increase in guest check average. Company restaurant sales decreased $68.1 million (12.5%) primarily due to a 170-unit decrease in company-owned restaurants, partially offset by the increase in same-store sales. The decrease in company-owned restaurants resulted primarily from the sale of restaurants to franchisees.

Total costs of company restaurant sales decreased $57.6 million (12.1%), driven by the decrease in company-owned restaurants. As a percentage of company restaurant sales, the Company experienced higher payroll costs from increased staffing levels and wage rate increases as well as higher occupancy costs. These percentage increases were offset by lower product costs resulting from a higher guest check average and improved waste costs. Additionally, the negative effect of higher utility rates and increased repair and maintenance activities on operating costs for the period was partially offset by lower advertising expense.

Operating margins for the company-owned restaurants were $62.4 million (13.0% of company restaurant sales) for the two quarters ended June 27, 2001 compared to $72.9 million (13.3% of company restaurant sales) for the two quarters ended June 28, 2000.

FRANCHISE OPERATIONS

Franchise and licensing revenue was $43.8 million for the current year period, comprised of royalties and fees of $27.1 million and occupancy revenue of $16.7 million, compared to $33.6 million for the prior year period, comprised of royalties and fees of $24.0 million and occupancy revenue of $9.6 million. Franchise and licensing revenue increased $10.3 million (30.6%) resulting primarily from a 172-unit increase in franchised restaurants and from a higher average unit volume from franchised restaurants.

Franchise costs were $20.3 million for the current year period, comprised of occupancy costs of $10.0 million and other direct expenses of $10.3 million, compared to $15.6 million for the prior year period, comprised of occupancy costs of $6.0 million and other direct expenses of $9.6 million. Franchise restaurant costs increased $4.7 million (30.0%), driven by the increase in franchise and licensed restaurants. As a percentage of franchise and licensing revenues, these costs were comparable to the prior year period.

The Company's franchise operating margins were $23.5 million (53.7% of franchise and licensing revenue) for the two quarters ended June 27, 2001 compared to $17.9 million (53.5% of franchise and licensing revenue) for the two quarters ended June 27, 2000.

OTHER OPERATING COSTS AND EXPENSES

General and administrative costs decreased $4.7 million (13.2%) primarily from lower information system costs and reduced corporate overhead. The decrease in amortization of excess reorganization value from the prior year period resulted from a reduction of reorganization value related to the reversals of certain income tax liabilities recorded in the fourth quarter of 2000 and the first quarter of 2001. Depreciation and other amortization decreased primarily as a result of fewer company-owned units. Refranchising gains decreased $11.7 million in the current year period resulting from reduced refranchising activity compared to the prior year period.

RESTRUCTURING CHARGES of $8.5 million recorded in the current year period relate to management's plan to close 63 underperforming Denny's restaurants (see Note
5). In addition, the Company recorded an $8.3 million asset IMPAIRMENT CHARGE in the current year period primarily related to the planned closure of the underperforming restaurants.

OPERATING LOSS increased to $14.5 million for the two quarters ended June 27, 2001 from $7.1 million for the two quarters ended June 28, 2000.

EBITDA AS DEFINED decreased to $65.1 million in the current year period from $77.1 million in the prior year period due to the factors noted above.

INTEREST EXPENSE, NET, totaled $36.5 million for the two quarters ended June 27, 2001, a decrease of $5.3 million compared to the prior year period. The decrease in interest expense, net, resulted primarily from the repayment of the Denny's mortgage notes in July 2000 and other debt throughout 2000, offset by a decrease in interest income resulting from lower cash balances.

The PROVISION FOR INCOME TAXES from continuing operations for the two quarters ended June 27, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 2.1% for the two quarters ended June 27, 2001 compared to a provision reflecting an approximate rate of 1.5% for the two quarters ended June 28, 2000.

The Consolidated Statements of Operations and Cash Flows presented herein reflect FRD as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating loss of the discontinued operations for the two quarters ended June 27, 2001 and June 28, 2000 were $177.3 million and $2.0 million and $188.5 million and $4.3 million, respectively.

During the first quarter of 2001, as a result of the settlement of the remaining issues related to the Company's former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and an EXTRAORDINARY GAIN was recorded.

NET LOSS was $44.2 million for two quarters ended June 27, 2001 compared to a net loss of $65.9 million for the two quarters ended June 28, 2000 due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Advantica Credit Facility provides to the Company (excluding FRD) a working capital and letter of credit facility of up to $200 million. At June 27, 2001, the Company had outstanding revolver advances of $55.0 million and letters of credit outstanding of $51.6 million under the Advantica Credit Facility, leaving a net availability of $93.4 million. Advances under the Advantica Credit Facility accrue interest at a variable rate (approximately 7.3% at June 27, 2001) based on the prime rate or an adjusted Eurodollar rate. The increase in the outstanding advances, included in notes and debentures on Advantica's Consolidated Balance Sheet, is primarily the result of Company's satisfaction of the Coco's/Carrows Credit Facility guaranty in January 2001. The resulting receivable and related interest due from Coco's and Carrows eliminates in consolidation, thereby reducing the net liabilities of discontinued operations on Advantica's Consolidated Balance Sheet (see Notes 2 and 3).

The Company was in compliance with the terms of the Advantica Credit Facility at June 27, 2001; however, certain of the financial covenants become more restrictive as of and for the period ended December 26, 2001. The Company's ability to comply with such covenants will depend on (a) FRD completing the sale of Coco's and Carrows prior to December 26, 2001 and receiving sufficient cash proceeds to substantially repay Denny's, Inc.'s $56.1 million receivable and $11.4 million deposit securing outstanding letters of credit under the Coco's/Carrows Credit Facility (see Notes 2 and 3), and (b) meeting or exceeding current operating projections, particularly as it relates to gains and cash proceeds from restaurant refranchisings. If the Company is unable to meet such covenants, the Company would be required to seek an amendment or negotiate other arrangements with its lenders. Although no assurances can be given, the Company believes it would be able to negotiate the required arrangements on commercially reasonable terms or otherwise, if needed.

As of June 27, 2001 and December 27, 2000, the Company had working capital deficits, excluding net liabilities of discontinued operations, of $145.8 million and $170.6 million, respectively. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended June 27, 2001. In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the FRD divestiture process, there can be no assurance that the Company will be able to recover all of the secured obligations owed to it under the Coco's/Carrows Credit Facility.

Capital expenditures for the two quarters ended June 27, 2001 totaled $14.2 million, of which approximately $1.0 million was financed through capital leases. These amounts were expended primarily to maintain existing facilities and replace equipment. Capital expenditures during 2001 are expected to total approximately $40 million to $45 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe the adoption of SFAS 141 will have a significant impact on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. SFAS 142 requires the Company, among other things, to discontinue goodwill amortization, including reorganization value in excess of amounts allocable to identifiable assets. In addition, the standard provides for reclassifying certain existing recognized intangibles as goodwill, reassessing the useful lives of existing recognized intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The total amortization expense related to excess reorganization and goodwill was $7.6 million and $15.6 million for the quarter and two quarters ended June 27, 2001 and $11.0 million and $22.6 million for the quarter and two quarters ended June 28, 2000, respectively. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Advantica Credit Facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point increase in the Advantica Credit Facility interest rate (approximately 7.3% at June 27, 2001) would increase interest expense for the remainder of the year by approximately $0.3 million. Such computation is determined by considering the impact of hypothetical interest rates on the Company's variable long-term debt at June 27, 2001. However, the nature and amount of the Company's borrowings under the Advantica Credit Facility may vary as a result of future business requirements, market conditions and other factors.

The Company's other outstanding long-term debt bears fixed rates of interest. The estimated fair value of the Company's fixed rate long-term debt (excluding capital leases) was approximately $326.5 million at June 27, 2001. Such computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company.

The Company does not use derivative instruments for trading purposes, and no interest rate derivatives were in place at June 27, 2001.


                           PART II - OTHER INFORMATION


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Advantica was held on Wednesday, May 23, 2001, at which the following matters were voted on by the stockholders of
Advantica:

(i)    Election of Directors
                                                                 Votes Against
       Name                                 Votes for             or Withheld
       ----                                 ----------           ------------
       James B. Adamson                     36,167,430               114,367
       Vera K. Farris                       36,167,539               114,258
       James J. Gaffney                     36,167,539               114,258
       Nelson J.  Marchioli                 36,167,538               114,259
       Robert E. Marks                      36,167,539               114,258
       Lloyd I. Miller, III                 36,167,539               114,258
       Charles F. Moran                     36,167,539               114,258
       Elizabeth A. Sanders                 36,167,167               114,630
       Donald R. Shepherd                   36,167,539               114,258


(ii)   Ratification of the Selection of Auditors

       Votes for                 Votes Against                  Votes AbstaininG
       ---------                 -------------                  ----------------
       34,754,656                  1,494,990                         32,151

(iii)  Approval of 2001 Incentive Program for the Company's Employees


       Votes for                  Votes Against                 Votes Abstaining
       ----------                  -------------                ----------------
       33,251,726                    2,989,750                       40,321



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

b.     No reports on Form 8-K were filed during the quarter ended June 27, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ADVANTICA RESTAURANT GROUP, INC.




Date:    August 13, 2001               By:      /s/Rhonda J. Parish
                                           -------------------------------------
                                           Rhonda J. Parish
                                           Executive Vice President,
                                           General Counsel and Secretary





Date:   August 13, 2001                By:      /s/Ronald B. Hutchison
                                           -------------------------------------
                                           Ronald B. Hutchison
                                           Executive Vice President and
                                           Chief Financial Officer