Form 10-Q
period 2001-09-26
ADVANTICA RESTAURANT GROUP INC
filed 2001-11-01
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 2001 or

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

                   Yes   [X]                 No   [ ]

As of October 31, 2001, 40,143,025 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Advantica Restaurant Group, Inc.
Consolidated Statements of Operations
(Unaudited)


                                                                    Quarter            Quarter
                                                                     Ended              Ended
                                                              September 26, 2001  September 27, 2000
                                                              ------------------  ------------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                        $ 245,870           $ 282,619
   Franchise and licensing revenue                                    24,202              20,023
                                                                   ---------           ---------
      Total operating revenue                                        270,072             302,642
                                                                   ---------           ---------
Cost of company restaurant sales:
   Product costs                                                      60,504              73,568
   Payroll and benefits                                               96,266             111,341
   Occupancy                                                          13,246              15,359
   Other operating expenses                                           36,248              41,848
                                                                   ---------           ---------
      Total costs of company restaurant sales                        206,264             242,116
Franchise restaurant costs                                             9,115               9,014
General and administrative expenses                                   13,608              15,850
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                    7,067              10,342
Depreciation and other amortization                                   22,151              28,274
Gains on refranchising and other, net                                 (1,827)            (16,315)
                                                                   ---------           ---------
      Total operating costs and expenses                             256,378             289,281
                                                                   ---------           ---------
Operating income                                                      13,694              13,361
                                                                   ---------           ---------
Other expenses:
   Interest expense, net                                              18,261              20,578
   Other nonoperating expenses (income), net                               1                (418)
                                                                   ---------           ---------
      Total other expenses, net                                       18,262              20,160
                                                                   ---------           ---------
Loss before taxes                                                     (4,568)             (6,799)
Provision for income taxes                                               212                 478
                                                                   ---------           ---------
Loss from continuing operations                                       (4,780)             (7,277)
Discontinued operations                                                  ---                 ---
                                                                   ---------           ---------
Net loss applicable to common shareholders                         $  (4,780)          $  (7,277)
                                                                   =========           =========

Per share amounts applicable to common shareholders:
Basic and diluted loss per share:
   Loss from continuing operations                                 $   (0.12)          $   (0.18)
   Discontinued operations                                               ---                 ---
                                                                   ---------           ---------
   Net loss                                                        $   (0.12)          $   (0.18)
                                                                   =========           =========

   Average outstanding shares                                         40,143              40,079
                                                                   =========           =========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Statements of Operations
(Unaudited)

                                                                Three Quarters      Three Quarters
                                                                     Ended              Ended
                                                              September 26, 2001  September 27, 2000
                                                              ------------------  ------------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                        $ 724,779           $ 829,658
   Franchise and licensing revenue                                    68,036              53,577
                                                                   ---------           ---------
      Total operating revenue                                        792,815             883,235
                                                                   ---------           ---------
Cost of company restaurant sales:
   Product costs                                                     180,611             215,561
   Payroll and benefits                                              291,360             330,875
   Occupancy                                                          43,294              47,641
   Other operating expenses                                          107,548             122,184
                                                                   ---------           ---------
      Total costs of company restaurant sales                        622,813             716,261
Franchise restaurant costs                                            29,403              24,622
General and administrative expenses                                   44,669              51,650
Amortization of reorganization value in excess of amounts
   allocable to identifiable assets                                   21,792              31,637
Depreciation and other amortization                                   70,184              83,938
Restructuring charges                                                  8,495               7,248
Impairment charges                                                     8,343                 ---
Gains on refranchising and other, net                                (12,123)            (38,339)
                                                                   ---------           ---------
      Total operating costs and expenses                             793,576             877,017
                                                                   ---------           ---------
Operating (loss) income                                                 (761)              6,218
                                                                   ---------           ---------
Other expenses:
   Interest expense, net                                              54,732              62,322
   Other nonoperating expenses (income), net                              12              (1,398)
                                                                   ---------           ---------
      Total other expenses, net                                       54,744              60,924
                                                                   ---------           ---------
Loss before taxes                                                    (55,505)            (54,706)
Provision for income taxes                                             1,280               1,175
                                                                   ---------           ---------
Loss from continuing operations                                      (56,785)            (55,881)
Discontinued operations:
  Loss from operations of discontinued operations, net of
      income tax provision of: 2001 -- $0; 2000 -- $186                  ---             (17,330)
                                                                   ---------           ---------
Loss before extraordinary gain                                       (56,785)            (73,211)
Extraordinary gain, net of income tax provision of: 2001 -- $0         7,778                 ---
                                                                   ---------           ---------
Net loss applicable to common shareholders                         $ (49,007)          $ (73,211)
                                                                   =========           =========

Per share amounts applicable to common shareholders:
Basic and diluted loss per share:
   Loss from continuing operations                                 $   (1.41)          $   (1.39)
   Loss from discontinued operations, net                                ---               (0.44)
                                                                   ---------           ---------
   Loss before extraordinary gain                                      (1.41)              (1.83)
   Extraordinary gain                                                   0.19                 ---
                                                                   ---------           ---------
   Net loss                                                        $   (1.22)          $   (1.83)
                                                                   =========           =========

   Average outstanding shares                                         40,134              40,073
                                                                   =========           =========





                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                               September 26, 2001  December 27, 2000
                                                               ------------------  -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                       $   3,665           $  27,260
   Receivables, less allowance for doubtful accounts of:
      2001 -- $3,170; 2000 -- $4,308                                   3,782               6,427
   Inventories                                                         9,681              10,249
   Other                                                              24,249              10,593
                                                                   ---------           ---------
Total Current Assets                                                  41,377              54,529
                                                                   ---------           ---------

Property                                                             623,091             641,757
Less accumulated depreciation                                        253,439             216,430
                                                                   ---------           ---------
Property, net                                                        369,652             425,327
                                                                   ---------           ---------

Other Assets:
   Reorganization value in excess of amounts allocable to
      identifiable assets, net of accumulated amortization of:
      2001 -- $224,095; 2000 -- $202,304                              35,385              61,177
   Goodwill, net of accumulated amortization of:
      2001 -- $3,766; 2000 -- $2,495                                  24,686              25,476
   Other intangible assets, net of accumulated amortization of:
      2001 -- $28,477; 2000 -- $23,168                               108,021             115,516
   Deferred financing costs, net                                      10,241              12,543
   Other                                                              40,774              48,865
                                                                   ---------           ---------
Total Assets                                                       $ 630,136           $ 743,433
                                                                   =========           =========


Liabilities
Current Liabilities:
   Current maturities of notes and debentures                      $     679           $   1,086
   Current maturities of capital lease obligations                     4,702              10,510
   Net liabilities of discontinued operations                         13,534              69,400
   Accounts payable                                                   37,766              68,087
   Accrued salaries and vacations                                     30,584              30,699
   Accrued insurance                                                  15,831              17,502
   Accrued taxes                                                      13,213              11,703
   Accrued interest                                                   12,800              28,159
   Other                                                              39,656              57,410
                                                                   ---------           ---------
Total Current Liabilities                                            168,765             294,556
                                                                   ---------           ---------

Long-Term Liabilities:
   Notes and debentures, less current maturities                     624,721             553,730
   Capital lease obligations, less current maturities                 36,783              39,980
   Liability for insurance claims                                     25,273              25,468
   Other noncurrent liabilities and deferred credits                  69,836              75,960
                                                                   ---------           ---------
Total Long-Term Liabilities                                          756,613             695,138
                                                                   ---------           ---------
Total Liabilities                                                    925,378             989,694

Shareholders' Deficit                                               (295,242)           (246,261)
                                                                   ---------           ---------
Total Liabilities and Shareholders' Deficit                        $ 630,136           $ 743,433
                                                                   =========           =========

                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                Three Quarters      Three Quarters
                                                                     Ended              Ended
                                                              September 26, 2001  September 27, 2000
                                                              ------------------  ------------------

(In thousands)
Cash Flows from Operating Activities:
Net loss                                                           $(49,007)           $(73,211)
Adjustments to reconcile net loss to cash flows from
   operating activities:
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets                       21,792              31,637
   Depreciation and other amortization                               70,184              83,938
   Restructuring charges                                              8,495               7,248
   Impairment charges                                                 8,343                 ---
   Amortization of deferred gains                                    (8,421)             (9,807)
   Amortization of deferred financing costs                           2,478               4,609
   Gains on refranchising and other, net                            (12,123)            (38,339)
   Equity in loss from discontinued operations, net                     ---              17,330
   Amortization of debt premium                                      (1,398)             (8,003)
   Extraordinary gain                                                (7,778)                ---
   Other                                                                ---                (195)
   Changes in Assets and Liabilities Net of Effects of
     Acquisitions and Dispositions:
     Decrease (increase) in assets:
       Receivables                                                    8,215               7,996
       Inventories                                                      336                  17
       Other current assets                                         (13,567)             (3,006)
       Other assets                                                  (3,263)             (1,989)
     Increase (decrease) in liabilities:
       Accounts payable                                             (10,484)               (640)
       Accrued salaries and vacations                                  (115)              2,779
       Accrued taxes                                                  1,460                (668)
       Other accrued liabilities                                    (33,762)            (40,946)
       Other noncurrent liabilities and deferred credits             (5,612)             (3,199)
                                                                   --------            --------
Net cash flows used in operating activities                         (24,227)            (24,449)
                                                                   --------            --------

Cash Flows from Investing Activities:
   Purchase of property                                             (25,248)            (24,764)
   Acquisition of restaurant units                                      ---              (4,461)
   Proceeds from disposition of property                             26,157              47,514
   Advances to discontinued operations, net                         (54,707)             (1,917)
   Proceeds from maturity of investments securing
      in-substance defeased debt                                        ---              10,865
   Proceeds from sale and maturity of investments                       ---              17,084
                                                                   --------            --------
Net cash flows (used in) provided by investing activities           (53,798)             44,321
                                                                   --------            --------



                             See accompanying notes

Advantica Restaurant Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

                                                                Three Quarters      Three Quarters
                                                                     Ended              Ended
                                                              September 26, 2001  September 27, 2000
                                                              ------------------  ------------------
(In thousands)
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                          $  73,300           $  12,600
   Long-term debt payments                                            (5,663)           (179,405)
   Debt transaction costs                                                ---                (519)
   Bank overdrafts                                                   (13,207)             (5,805)
                                                                   ---------           ---------
Net cash flows provided by (used in) financing activities             54,430            (173,129)
                                                                   ---------           ---------

Decrease in cash and cash equivalents                                (23,595)           (153,257)
Cash and Cash Equivalents at:
   Beginning of period                                                27,260             165,828
                                                                   ---------           ---------
   End of period                                                   $   3,665           $  12,571
                                                                   =========           =========



                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements
September 26, 2001
(Unaudited)

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

The consolidated financial statements of Advantica and its subsidiaries included herein are unaudited and include all adjustments management believes are necessary for a fair presentation of the results of operations for such interim periods. Nonrecurring adjustments include restructuring charges, impairment charges and extraordinary gains. Otherwise, all adjustments are of a normal and recurring nature. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 27, 2000 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Advantica Restaurant Group, Inc. 2000 Annual Report on Form 10-K. The results of operations for the quarter and three quarters ended September 26, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 26, 2001.

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

In accordance with APB 30, FRD's results from operations subsequent to the date that FRD was identified as a discontinued operation (the "measurement date") have been included as a component of net liabilities of discontinued operations in the Consolidated Balance Sheets. Revenue and operating income (loss) of the discontinued operations for the reported periods are as follows:


                                 Quarter                 Quarter          Three Quarters         Three Quarters
                                  Ended                   Ended               Ended                  Ended
                             September 26, 2001  September 27, 2000     September 26, 2001     September 27, 2000
                             ------------------  ------------------     ------------------     ------------------
(In millions)
Revenue                          $  87.7               $  90.9               $  265.0              $  279.4
Operating income (loss)              0.5                  (4.3)                  (1.4)                 (8.7)



On February 14, 2001, FRD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Accordingly, FRD's financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. FRD's financial position at December 27, 2000 and September 26, 2001 has been presented in conformity with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), and accordingly, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated as liabilities subject to compromise. The financial position of FRD is reported as net liabilities of discontinued operations in the Consolidated Balance Sheets and consists of the assets and liabilities reported below.


                                                                 September 26,        December 27,
                                                                     2001                2000
                                                                 -------------        ------------
(In thousands)
Assets
Current assets                                                     $ 29,765            $ 14,982
Property owned, net                                                  76,384              88,562
Property held under capital leases, net                               8,160              10,791
Other assets, including deferred loss from
   discontinued operations                                          112,207              99,126
                                                                   --------            --------
                                                                    226,516             213,461
                                                                   --------            --------
Less liabilities
Current liabilities
   Current portion of obligations under capital lease                 2,605               2,709
   Coco's/Carrows Credit Facility payable to
      Denny's, Inc. (see Note 3)                                     53,904                 ---
   Other current liabilities                                         37,895              81,504
                                                                   --------            --------
                                                                     94,404              84,213
                                                                   --------            --------

Long-term liabilities
   Obligations under capital lease, noncurrent                        5,286               7,323
   Other long-term liabilities                                       17,930              17,117
                                                                   --------            --------
                                                                     23,216              24,440
                                                                   --------            --------
Total liabilities not subject to compromise                         117,620             108,653
Liabilities subject to compromise                                   176,334             174,208
                                                                   --------            --------
Total liabilities                                                   293,954             282,861
                                                                   --------            --------
Net liabilities of FRD                                               67,438              69,400
Denny's, Inc. receivable related to Coco's/Carrows
   Credit Facility (see Note 3)                                      53,904                 ---
                                                                   --------            --------
Net liabilities of discontinued operations                         $ 13,534            $ 69,400
                                                                   ========            ========

Note 3.  Coco's/Carrows Credit Facility

Certain of FRD's operating subsidiaries have a $70 million senior secured credit facility (the "Coco's/Carrows Credit Facility"), owed to Denny's, Inc., another wholly owned subsidiary of Advantica, consisting of a $30 million term loan and a $40 million revolving credit facility. At September 26, 2001, FRD's operating subsidiaries had $28.0 million outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million. Denny's, Inc. has deposited cash collateral with one of the former lenders to secure the Coco's/Carrows Credit Facility's outstanding letters of credit. At September 26, 2001, the balance of such deposit was $9.8 million, which is reflected in the other current assets on Advantica's Consolidated Balance Sheet. Denny's, Inc.'s receivable of $53.9 million, including accrued interest of $1.2 million at September 26, 2001 (see Note 2), relates to borrowings under the Coco's/Carrows Credit Facility. This receivable eliminates in consolidation, thereby reducing the net liabilities of discontinued operations on Advantica's Consolidated Balance Sheet at September 26, 2001.

All advances under the Coco's/Carrows Credit Facility due to Denny's, Inc. accrue interest at a variable rate (approximately 8.0% at September 26, 2001) based on the prime rate or an adjusted Eurodollar rate. The advances are secured by substantially all of the assets of FRD and its subsidiaries and by the issued and outstanding stock of FRD's subsidiaries.

The Coco's/Carrows Credit Facility contains a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material changes in their business. In addition, the Coco's/Carrows Credit Facility contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined) and limitations on annual capital expenditures. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended September 26, 2001. In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the FRD divestiture process, there can be no assurance that the Company will be able to recover all of the secured obligations owed to it under the Coco's/Carrows Credit Facility.

Note 4.  Debt

The Company was in compliance with the terms of Advantica's working capital and letter of credit facility (the "Advantica Credit Facility") at September 26, 2001; however, the total debt to EBITDA covenant was to become more restrictive as of and for the quarter ending December 26, 2001. Accordingly, effective October 18, 2001, the Company obtained an amendment to the Advantica Credit Facility increasing the maximum ratio of total debt to EBITDA for the remaining term of the facility. Also pursuant to that amendment, certain covenants and other provisions were modified, permitting the Company to undertake an exchange offer relating to Advantica's currently outstanding senior notes under certain terms and conditions. In addition, as a result of the amendment, commitments under the Advantica Credit Facility shall be reduced from $200 million to an amount not less than $150 million upon receipt of cash payments, if any, related to Denny's receivable and deposits securing outstanding letters of credit under the Coco's/Carrows Credit Facility (see Note 3).

Note 5.  Restructuring and Impairment Charges

The Company recorded $12.5 million of restructuring charges in fiscal year 2000. Approximately $10.4 million represented cash charges, of which $0.9 million related to operating lease liabilities for closed stores that will be paid out over the remaining lease terms. The remaining cash charges of $9.5 million primarily related to severance and outplacement costs, of which $7.8 million was paid through September 26, 2001. The remaining $1.7 million is expected to be paid out by the second quarter of 2002.

During the second quarter of 2001, the Company approved a restructuring plan to close 63 underperforming Denny's restaurants. At September 26, 2001, 46 of the 63 restaurants had been closed. The remaining restaurants are expected to be closed or otherwise disposed of within 18 months. As a result of this plan, the Company reported a restructuring charge of approximately $8.5 million during the second quarter of 2001. The restructuring charge consisted of the following:


(In thousands)
Future rents, net of estimated subleases                              $3,378
Property taxes                                                         2,952
Brokerage commissions                                                    942
Deidentification and maintenance costs                                   878
Severance and other costs                                                345
                                                                    --------
                                                                      $8,495
                                                                    ========

Based on information currently available, management believes its remaining restructuring liabilities are adequate and not excessive as of September 26, 2001.

During the second quarter of 2001, the Company recorded an impairment charge of $8.3 million, of which $6.8 million relates to certain of the restaurants identified for closure and $1.5 million relates to impairment of certain other underperforming restaurants. The charges were calculated based on the difference between the estimated future discounted cash flows and the carrying value of the impaired units at June 27, 2001.

Subsequent to quarter end, on November 1, 2001, the Company announced a restructuring plan to eliminate approximately 90 out-of-restaurant support staff positions which will result in a future reduction of general and administrative expenses. The related restructuring charge will be recorded in the fourth quarter of 2001.

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

Note 7.  Comprehensive Loss

The Company's comprehensive loss for the periods indicated is as follows:



                                                    Quarter             Quarter          Three Quarters        Three Quarters
                                                     Ended               Ended               Ended                 Ended
                                               September 26, 2001  September 27, 2000  September 26, 2001    September 27, 2000
                                               ------------------  ------------------  ------------------    ------------------
(In thousands)
Net loss                                           $ (4,780)           $ (7,277)           $(49,007)              $(73,211)
Other comprehensive loss:
  Foreign currency translation adjustment              (310)                (87)                (64)                   (42)
                                                   --------            --------            --------               --------
Comprehensive loss                                 $ (5,090)           $ (7,364)           $(49,071)              $(73,253)
                                                   ========            ========            ========               ========


Note 8.  Loss Per Share Applicable to Common Shareholders

The calculations of basic and diluted loss per share have been based on the weighted average number of Advantica shares outstanding. Because of the loss from continuing operations for the quarters and three quarters ended September 26, 2001 and September 27, 2000, warrants and options of the Company would be antidilutive and therefore have been omitted from the calculation of weighted average dilutive shares.

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. SFAS 142 requires the Company, among other things, to discontinue goodwill amortization, including the amortization of its reorganization value in excess of amounts allocable to identifiable assets. In addition, the standard provides for reclassifying certain existing recognized intangibles as goodwill, reassessing the useful lives of existing recognized intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The total amortization expense related to excess reorganization value and goodwill was $7.5 million and $23.1 million for the quarter and three quarters ended September 26, 2001 and $10.8 million and $33.3 million for the quarter and three quarters ended September 27, 2000, respectively. The Company is currently assessing but has not yet determined the impact of adopting SFAS 142 on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in financial position as of September 26, 2001 compared to December 27, 2000 and the results of operations for the quarter and three quarters ended September 26, 2001 compared to the quarter and three quarters ended September 27, 2000. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause the actual performance of Advantica, its subsidiaries and underlying concepts to be materially different from the performance indicated or implied by such statements. Such factors include, among others: the outcome of FRD's pending Chapter 11 proceedings, divestiture efforts and related matters described herein; competitive pressures from within the restaurant industry; the level of success of the Company's operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Result of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 27, 2000 and in Exhibit 99 thereto.

Denny's Restaurant Operations and Unit Activity


                                                       Quarter Ended                        Three Quarters Ended
                                         -------------------------------------   -------------------------------------

                                         September 26,  September 27,            September 26,  September 27,
                                             2001           2000      Increase        2001          2000      Increase
                                         ------------   ------------  --------    ------------- ------------- --------

Total systemwide sales (in millions)(a)  $  610.0        $  592.7       2.9%       $  1,739.0     $  1,681.2     3.4%

Average unit sales:
   Company-owned                          379,200         349,500       8.5%        1,062,100      1,012,300     4.9%
   Franchise                              321,900         314,500       2.4%          906,100        883,700     2.5%
Company-owned data (b):
   Same-store sales increase                 3.2%            1.4%                        2.5%           1.6%
   Guest check average increase              1.2%            5.0%                        2.1%           5.4%
------------------

(a) Systemwide sales include sales from company-owned, franchised and licensed restaurants.
(b) Prior period amounts have not been restated for subsequent period comparable units.



The table below summarizes Denny's restaurant unit activity for the quarter ended September 26, 2001.

                          Ending        Units                                     Units          Ending                Ending
                           Units       Opened/        Units          Units        Sold/           Units                 Units
                       June 27, 2001  Acquired    Refranchised    Reacquired     Closed     September 26, 2001   September 27, 2000
                       -------------  --------    ------------    ----------     ------     ------------------   ------------------
Company-owned units          663         ---           (9)             1          (17)               638                 784
Franchised units           1,114          11            9             (1)          (9)             1,124               1,013
Licensed units                14         ---          ---            ---          ---                 14                  19
                           -----        ----         ----           ----         ----              -----               -----
                           1,791          11          ---            ---          (26)             1,776               1,816
                           =====         ===         ====           ====         ====              =====               =====


                                       11

Results of Operations

Quarter Ended September 26, 2001 Compared to Quarter Ended September 27, 2000
-----------------------------------------------------------------------------

Company Operations

Denny's recorded 3.2% same-store sales growth for the current year quarter which was driven by a 1.2% increase in guest check average and higher guest traffic. The Company's guest traffic started to soften in late August as the summer $2.99 Grand Slam promotion and its associated media slowed down. The tragic events of September 11 further reduced sales as consumer spending slowed considerably. Company restaurant sales decreased $36.7 million (13.0%) primarily due to a 146-unit decrease in company-owned restaurants, partially offset by the increase in same-store sales. The decrease in company-owned restaurants resulted primarily from the sale of restaurants to franchisees and store closures.

Total costs of company restaurant sales decreased $35.9 million (14.8%), driven by the decrease in company-owned restaurants. As a percentage of company restaurant sales, the Company experienced lower payroll costs resulting from productivity gains related to increased traffic. Lower product costs as a percentage of company restaurant sales resulted from a higher guest check average and reduced waste costs. Additionally, the negative effect of higher utility rates and increased repair and maintenance activities on operating costs was partially offset by lower advertising expenses.

Operating margins related to company-owned restaurants were $39.6 million (16.1% of company restaurant sales) for the quarter ended September 26, 2001 compared to $40.5 million (14.3% of company restaurant sales) for the quarter ended September 27, 2000.

Franchise Operations

Franchise and licensing revenue was $24.2 million for the current year quarter, comprised of royalties and fees of $15.2 million and occupancy revenue of $9.0 million, compared to $20.0 million for the prior year quarter, comprised of royalties and fees of $14.1 million and occupancy revenue of $5.9 million. Franchise and licensing revenue increased $4.2 million (20.9%) resulting primarily from a 111-unit increase in franchised restaurants and from a higher average unit volume from franchised restaurants.

Franchise costs were $9.1 million for the current year quarter, comprised of occupancy costs of $5.3 million and other direct expenses of $3.8 million, compared to $9.0 million for the prior year quarter, comprised of occupancy costs of $3.1 million and other direct expenses of $5.9 million. Franchise restaurant costs increased $0.1 million (1.1%). Higher costs driven by the increase in the number of franchised restaurants were offset by a decrease in bad debt expense related to the collection of certain past due accounts. As a percentage of franchise and licensing revenues, franchise costs decreased to 37.7% in the current quarter from 45.0% in the prior year quarter, resulting primarily from the decrease in bad debt expense.

The Company's franchise operating margins were $15.1 million (62.3% of franchise and licensing revenue) for the quarter ended September 26, 2001 compared to $11.0 million (55.0% of franchise and licensing revenue) for the quarter ended September 27, 2000.

Other Operating Costs and Expenses

General and administrative costs decreased $2.2 million (14.1%) primarily from reduced corporate overhead. The decrease in amortization of excess reorganization value from the prior year quarter resulted from a reduction of reorganization value related to the reversals of certain income tax liabilities recorded in the fourth quarter of 2000 and the first quarter of 2001. Depreciation and other amortization decreased primarily as a result of fewer company-owned units. As a result of continued tightening in the financing market and the Company's strict standards for new franchisees, refranchising gains in the current quarter decreased $14.5 million compared to the prior year quarter due to lower refranchising activity.

Operating income was $13.7 million for the quarter ended September 26, 2001 compared to operating income of $13.4 million for the quarter ended September 27, 2000.

Advantica's primary financial measure is operating income before interest, taxes, depreciation, amortization and charges for restructuring and impairment ("EBITDA as defined"). EBITDA as defined decreased to $42.9 million in the current year quarter compared to $52.0 million in the prior year quarter due to the factors noted above. EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by generally accepted accounting principles and should not be considered as an alternative to net income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. The Company's measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

Interest expense, net, totaled $18.3 million for the third quarter of 2001, a decrease of $2.3 million compared to the prior year quarter. The decrease in interest expense, net, resulted primarily from the repayment of the debt throughout 2000, offset by a decrease in interest income resulting from lower cash balances.

The provision for income taxes from continuing operations for the quarter ended September 26, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 4.6% for the quarter ended September 26, 2001 compared to a provision reflecting an approximate rate of 7.0% for the quarter ended September 27, 2000.

The Consolidated Statements of Operations and Cash Flows presented herein reflect FRD as discontinued operations in accordance with APB 30. Revenue and operating income (loss) of the discontinued operations for the quarters ended September 26, 2001 and September 27, 2000 were $87.7 million and $0.5 million and $90.9 million and ($4.3) million, respectively.

Net loss was $4.8 million for third quarter of 2001 compared to a net loss of $7.3 million for the third quarter of 2000 due to the factors noted above.

Three Quarters Ended September 26, 2001 Compared to Three Quarters Ended
------------------------------------------------------------------------
September 27, 2000
------------------

Company Operations

Denny's recorded 2.5% same-store sales growth for the current year period which was driven by a 2.1% increase in guest check average and higher guest traffic. Company restaurant sales decreased $104.9 million (12.6%) primarily due to a 146-unit decrease in company-owned restaurants, partially offset by the increase in same-store sales. The decrease in company-owned restaurants resulted primarily from the sale of restaurants to franchisees and store closures.

Total costs of company restaurant sales decreased $93.4 million (13.0%), driven by the decrease in company-owned restaurants. As a percentage of company restaurant sales, the Company experienced higher payroll costs from increased staffing levels and wage rate increases as well as higher occupancy costs. These percentage increases were offset by lower product costs resulting from a higher guest check average and reduced waste costs. Additionally, the negative effect of higher utility rates and increased repair and maintenance activities on operating costs for the period was partially offset by lower advertising expense.

Operating margins for the company-owned restaurants were $102.0 million (14.1% of company restaurant sales) for the three quarters ended September 26, 2001 compared to $113.4 million (13.7% of company restaurant sales) for the three quarters ended September 27, 2000.

Franchise Operations

Franchise and licensing revenue was $68.0 million for the current year period, comprised of royalties and fees of $42.3 million and occupancy revenue of $25.7 million, compared to $53.6 million for the prior year period, comprised of royalties and fees of $38.1 million and occupancy revenue of $15.5 million. Franchise and licensing revenue increased $14.5 million (27.0%) resulting primarily from a 111-unit increase in franchised restaurants and from a higher average unit volume from franchised restaurants.

Franchise costs were $29.4 million for the current year period, comprised of occupancy costs of $15.3 million and other direct expenses of $14.1 million, compared to $24.6 million for the prior year period, comprised of occupancy costs of $9.1 million and other direct expenses of $15.5 million. Franchise restaurant costs increased $4.8 million (19.4%), driven by the increase in franchise and licensed restaurants. As a percentage of franchise and licensing revenues, these costs decreased to 43.2% in the current year period from 46.0% in the prior year period, resulting primarily from a decrease in bad debt expense related to the collection of certain past due accounts.

The Company's franchise operating margins were $38.6 million (56.8% of franchise and licensing revenue) for the three quarters ended September 26, 2001 compared to $29.0 million (54.0% of franchise and licensing revenue) for the three quarters ended September 27, 2000.

Other Operating Costs and Expenses

General and administrative costs decreased $7.0 million (13.5%) primarily from lower information system costs and reduced corporate overhead. The decrease in amortization of excess reorganization value from the prior year period resulted from a reduction of reorganization value related to the reversals of certain income tax liabilities recorded in the fourth quarter of 2000 and the first quarter of 2001. Depreciation and other amortization decreased primarily as a result of fewer company-owned units. As a result of the tightening in the financing market and the Company's strict standards for new franchisees in the current year, refranchising gains decreased $26.2 million compared to the prior year period due to lower refranchising activity.

Restructuring charges of $8.5 million recorded in the current year period relate to management's plan to close 63 underperforming Denny's restaurants (see Note 5 to the Consolidated Financial Statements). Of the 63 restaurants identified for closure, 46 had been closed by September 26, 2001. In addition, the Company recorded an $8.3 million asset impairment charge in the current year period primarily related to the planned closure of the underperforming restaurants. Subsequent to quarter end, on November 1, 2001, the Company announced a restructuring plan to eliminate approximately 90 out-of-restaurant support staff positions which will result in a future reduction of general and administrative expenses. The related restructuring charge will be recorded in the fourth quarter of 2001.

Operating loss was $0.8 million for the three quarters ended September 26, 2001 compared to operating income of $6.2 million for the three quarters ended September 27, 2000.

EBITDA as defined decreased to $108.1 million in the current year period from $129.0 million in the prior year period due to the factors noted above.

Interest expense, net, totaled $54.7 million for the three quarters ended September 26, 2001, a decrease of $7.6 million compared to the prior year period. The decrease in interest expense, net, resulted primarily from the repayment of the Denny's mortgage notes in July 2000 and other debt throughout 2000, offset by a decrease in interest income resulting from lower cash balances.

The provision for income taxes from continuing operations for the three quarters ended September 26, 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. The Company recorded an income tax provision reflecting an approximate rate of 2.3% for the three quarters ended September 26, 2001 compared to a provision reflecting an approximate rate of 2.1% for the three quarters ended September 27, 2000.

The Consolidated Statements of Operations and Cash Flows presented herein reflect FRD as discontinued operations in accordance with APB 30. Revenue and operating loss of the discontinued operations for the three quarters ended

September 26, 2001 and September 27, 2000 were $265.0 million and $1.4 million and $279.4 million and $8.7 million, respectively.

During the first quarter of 2001, as a result of the settlement of the remaining issues related to the Company's former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and an extraordinary gain was recorded.

Net loss was $49.0 million for three quarters ended September 26, 2001 compared to a net loss of $73.2 million for the three quarters ended September 27, 2000 due to the factors noted above.

Liquidity and Capital Resources

The Advantica Credit Facility provides to the Company (excluding FRD) a working capital and letter of credit facility of up to $200 million. At September 26, 2001, the Company had outstanding revolver advances of $73.3 million and letters of credit outstanding of $52.6 million under the Advantica Credit Facility, leaving a net availability of $74.1 million. Advances under the Advantica Credit Facility accrue interest at a variable rate (approximately 6.7% at September 26, 2001) based on the prime rate or an adjusted Eurodollar rate. The increase in the outstanding advances, included in notes and debentures on Advantica's Consolidated Balance Sheet, is primarily the result of Company's satisfaction of the Coco's/Carrows Credit Facility guaranty in January 2001 (see Notes 2 and 3 to the Consolidated Financial Statements).

The Company was in compliance with the terms of the Advantica Credit Facility at September 26, 2001; however, the total debt to EBITDA covenant was to become more restrictive as of and for the quarter ending December 26, 2001. Accordingly, effective October 18, 2001, the Company obtained an amendment to the Advantica Credit Facility increasing the maximum ratio of total debt to EBITDA for the remaining term of the facility. Also pursuant to that amendment, certain covenants and other provisions were modified, permitting the Company to undertake an exchange offer relating to Advantica's currently outstanding senior notes under certain terms and conditions. In addition, as a result of the amendment, commitments under the Advantica Credit Facility shall be reduced from $200 million to an amount not less than $150 million upon receipt of cash payments, if any, related to Denny's receivable and deposits securing outstanding letters of credit under the Coco's/Carrows Credit Facility.

As of September 26, 2001 and December 27, 2000, the Company had working capital deficits, excluding net liabilities of discontinued operations, of $113.9 million and $170.6 million, respectively. The decrease in the deficit at September 26, 2001 is primarily related to the use of cash on hand and borrowings under the Company's revolving credit facility to satisfy current liabilities, the reduction in capital lease obligations resulting in the extraordinary gain recorded during the three quarters ended September 26, 2001, and the reduction of company-owned units from refranchising activity and store closures. The Company is able to operate with a substantial working capital deficit because: (1) restaurant operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages, and supplies usually become due after the receipt of cash from related sales.

On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the Bankruptcy Code. FRD's operating subsidiaries were not in compliance with certain financial covenants under the Coco's/Carrows Credit Facility for the quarter ended September 26, 2001. In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the FRD divestiture process, there can be no assurance that the Company will be able to recover any or all of the secured obligations owed to it under the Coco's/Carrows Credit Facility. For additional information concerning the Coco's/Carrows Credit Facility and the Chapter 11 filing, see Notes 2 and 3 to the Consolidated Financial Statements.

Capital expenditures for the three quarters ended September 26, 2001 totaled $26.3 million, of which approximately $1.1 million was financed through capital leases. These amounts were expended primarily to maintain existing facilities and replace equipment. Capital expenditures during 2001 are expected to total approximately $40 million to $45 million; however, the Company is not committed to spending this amount and could spend less if circumstances warrant.

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. SFAS 142 requires the Company, among other things, to discontinue goodwill amortization, including the amortization of its reorganization value in excess of amounts allocable to identifiable assets. In addition, the standard provides for reclassifying certain existing recognized intangibles as goodwill, reassessing the useful lives of existing recognized intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The total amortization expense related to excess reorganization value and goodwill was $7.5 million and $23.1 million for the quarter and three quarters ended September 26, 2001 and $10.8 million and $33.3 million for the quarter and three quarters ended September 27, 2000, respectively. The Company is currently assessing but has not yet determined the impact of adopting SFAS 142 on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 will be effective for the Company beginning December 27, 2001, the first day of its 2002 fiscal year. The Company is currently assessing but has not yet determined the impact of adopting SFAS 144 on its financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Advantica Credit Facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point increase in the Advantica Credit Facility interest rate (approximately 6.7% at September 26, 2001) would increase interest expense for the remainder of the year by approximately $0.2 million. Such computation is determined by considering the impact of hypothetical interest rates on the Company's variable long-term debt at September 26, 2001. However, the nature and amount of the Company's borrowings under the Advantica Credit Facility may vary as a result of future business requirements, market conditions and other factors.

The Company's other outstanding long-term debt bears fixed rates of interest. The estimated fair value of the Company's fixed rate long-term debt (excluding capital leases) was approximately $329 million at September 26, 2001. Such computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to the Company.

The Company does not use derivative instruments for trading purposes, and no interest rate derivatives were in place at September 26, 2001.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Four former managers of Denny's restaurant units have initiated, in the Superior Court for King County, Washington, a class action lawsuit seeking, among other things, overtime compensation. The action, which was originally filed on May 16, 2000, was certified on July 31, 2001 as a class action with all managers and general managers who worked for Company-owned Denny's restaurants in Washington since January 1, 1997 being identified as class members. The suit alleges that managers at Denny's are not exempt "executive" employees because they supposedly spend most of their time on non-exempt tasks, thus entitling them to overtime compensation. Denny's contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. Denny's has been and will continue to vigorously defend this lawsuit.

Item 3.  Default upon Senior Securities

On January 16, 2001, FRD elected not to make the interest payment due and payable with respect to its 12.5% Senior Notes due 2004 (the "FRD Senior Notes"). As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the FRD Senior Notes. Therefore, the FRD Senior Notes are included in liabilities subject to compromise in net liabilities of discontinued operations on the accompanying Consolidated Balance Sheets (see Note 2 to the Consolidated Financial Statements). FRD's bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the FRD Senior Notes with respect to FRD's failure to make the interest payments when due.

Item 4.  Submission of Matters to a Vote

During the third quarter of 2001, the Company received, from its inspector of election, revised vote totals correcting the vote totals for the election of directors recorded at the Company's annual meeting of stockholders held on Wednesday, May 23, 2001 and previously reported in the Company's Form 10-Q for the second quarter of 2001. The corrected totals, which do not alter the overall results reported last quarter, are as follows:

Election of Directors
---------------------
                                                                Votes Against
Name                                  Votes For                  or Withheld
----                                 ----------                 -------------

James B. Adamson                     34,714,520                   1,567,277
Vera K. Farris                       36,114,540                     167,257
James J. Gaffney                     36,163,865                     117,932
Nelson J.  Marchioli                 34,713,301                   1,568,496
Robert E. Marks                      36,164,539                     117,258
Lloyd I. Miller, III                 36,162,776                     119,021
Charles F. Moran                     34,714,653                   1,567,144
Elizabeth A. Sanders                 36,164,680                     117,117
Donald R. Shepherd                   34,719,876                   1,561,921

Item 6.  Exhibits and Reports on Form 8-K

b. On September 6, 2001, the Company filed a report on Form 8-K reporting under Item 5 that on August 10, 2001, FRD entered into a letter of intent with Lyon's of California, Inc. ("Lyon's"), with respect to the purchase and sale of all of the outstanding capital stock of FRI-M which operates the Coco's and Carrows restaurant chains.

      On September 21, 2001, the Company filed a report on Form 8-K reporting under Item 5 that on September 19, 2001, the letter of intent entered into by FRD and Lyon's terminated pursuant to its own terms. Additionally, the Company reported that on September 20, 2001, FRD entered into a letter of intent with Coco's and Carrows

      Acquisition Company ("CCAC") with respect to the purchase and sale of all the outstanding capital stock of FRI-M.

      On October 15, 2001, the Company filed a report on Form 8-K reporting under Item 5 that on October 11, 2001, the letter of intent entered into by FRD and CCAC terminated in accordance with its own terms following an extension of time.

      No financial statements were required to be included and were not included in any of these Form 8-K filings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADVANTICA RESTAURANT GROUP, INC.




Date: November 1, 2001            By:       /s/Rhonda J. Parish
                                       -----------------------------------------
                                       Rhonda J. Parish
                                       Executive Vice President,
                                       General Counsel and Secretary





Date: November 1, 2001            By:       /s/Andrew F. Green
                                       -----------------------------------------
                                       Andrew F. Green
                                       Senior Vice President and
                                       Chief Financial Officer