Form 10-K
period 2001-12-26
ADVANTICA RESTAURANT GROUP INC
filed 2002-03-26
CIK 852772

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

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2001

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $17,427,503 as of March 1, 2002, based upon the closing sales price of registrant's common stock on that date of $0.92 per share.

As of March 1, 2002, 40,271,410 shares of registrant's common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
Item 1.             Business                                                            1
Item 2.             Properties                                                          7
Item 3.             Legal Proceedings                                                   8
Item 4.             Submission of Matters to a Vote of Security Holders                 8

PART II
Item 5.             Market for Registrant's Common Equity and Related
                    Stockholder Matters                                                 9
Item 6.             Selected Financial Data                                            10
Item 7.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          12
Item 7A             Quantitative and Qualitative Disclosures About Market Risk         22
Item 8.             Financial Statements and Supplementary Data                        23
Item 9.             Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                           23

PART III
Item 10.            Directors and Executive Officers of the Registrant                 23
Item 11.            Executive Compensation                                             23
Item 12.            Security Ownership of Certain Beneficial Owners and
                    Management                                                         23
Item 13.            Certain Relationships and Related Transactions                     24

PART IV
Item 14.            Exhibits, Financial Statement Schedules and Reports on Form
                    8-K                                                                25

INDEX TO FINANCIAL STATEMENTS                                                         F-1

SIGNATURES

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" sections, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects," "anticipates," "believes," "intends," "plans," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K (see Exhibit
99 -- Safe Harbor Under the Private Securities Litigation Reform Act of 1995). The forward-looking information we have provided in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Advantica Restaurant Group, Inc., or Advantica, is one of the largest restaurant companies in the United States operating moderately priced restaurants in the mid-scale dining segment. Our core brand is Denny's, which operates 1,749 company-owned, franchised and licensed restaurants. Advantica also owns and operates the Coco's and Carrows restaurant chains through its subsidiary FRD Acquisition Co., or FRD.

On January 7, 1998, Advantica's predecessor, Flagstar Companies, Inc., or FCI, and its wholly owned subsidiary Flagstar Corporation, or Flagstar, emerged from proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to FCI's and Flagstar's Amended Joint Plan of Reorganization dated as of November 7, 1997. Also on January 7, 1998, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI's operating subsidiaries did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings. As a result of the reorganization, we significantly reduced our debt and simplified our capital structure, although we remain highly leveraged. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for information concerning our indebtedness and debt service requirements.

In the second quarter of 2000, as a result of our decision to sell or otherwise dispose of Coco's and Carrows, we began accounting for FRD as a discontinued operation. On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code to facilitate the divestiture of Coco's and Carrows and to preserve their going concern value. On February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a stipulation and agreement of settlement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. See "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 3 and 9 to our consolidated financial statements for additional information.

DESCRIPTION OF BUSINESS

Denny's is the nation's largest family-style restaurant chain in the mid-scale segment in terms of market share, number of units and U.S. systemwide sales. At December 26, 2001, Denny's restaurants operated in 49 states, the District of Columbia, 2 U.S. territories and 5 foreign countries, with concentrations in California (23% of total restaurants), Florida (12%) and Texas (9%). Denny's restaurants are designed to provide a "dining value" with moderately priced food, friendly and efficient service and a pleasant atmosphere. We believe that Denny's benefits from its generally strong market position and consumer recognition. In addition, Denny's may benefit from the demographic trend of aging baby boomers and the growing population of senior citizens. The largest percentage of mid-scale customers is in the 35 years and older age category.

Denny's restaurants generally are open 24 hours a day, 7 days a week. Denny's restaurants offer traditional family fare (including breakfast items, hamburgers, sandwiches, steaks and chicken), and provide both counter and table service. Denny's sales are evenly distributed across each of its dayparts; however, breakfast items account for the majority of Denny's sales. In 2001, Denny's company-owned restaurants had an average guest check of $6.58 and average sales of $1.4 million.

We have taken strides to improve each component of the dining value formula. In 2000, Denny's heavily promoted higher-quality, themed products such as "All-Star Slams," "America's Favorite Omelets," "Major League Burgers" and "Signature Skillets." We also offered our popular Grand Value menus, which feature value-priced items for breakfast and lunch. In 2001, we continued to focus on delivering value to our customers with promotions featuring the "$2.99 Grand Slam," the "$3.99 Triple Play" and programs such as "Kids Eat Free." These products are supported through television and radio advertising and restaurant-based media including special menus, posters and window clings.

In 2001, we implemented initiatives designed to improve the customer service component of our dining value formula. We invested more dollars into store-level labor, and we focused our personnel on delivering outstanding customer service by realigning our incentive programs. We also refined the interactive customer response system we implemented in 2000.

To provide a well-maintained, comfortable environment and improve our overall customer experience, we reinvested significantly in our restaurant facilities in 2001. We spent approximately $41 million in capital expenditures and $28 million for repairs and maintenance. As part of our ongoing restaurant evaluation process, we also identified 83 underperforming restaurants that did not warrant additional capital investment and earmarked them for closure. By December 26, 2001, 53 of those restaurants had been closed.

In 1999, we initiated a remodel program for our restaurants. We remodeled 140 company-owned restaurants in 1999, 37 restaurants in 2000 and 55 restaurants in 2001. In addition, our franchisees have begun to remodel their units in the new format, remodeling 71 restaurants in 2001. We believe the remodel program will appeal to existing and new franchisees which is integral to the completion of the program systemwide.

Of the 1,749 Denny's restaurants operating at December 26, 2001, 1,114 (64%) were franchised units. During 2001, we opened 46 franchised units. The initial fee for a single Denny's franchise is $35,000, and the royalty payment is 4% of gross sales. Due to tightened financial markets and our strict standards for new franchisees, in 2001 we sold 59 company-owned units to franchisees, compared with 148 units in 2000. We expect to continue selling company-owned restaurants to franchisees on a limited basis.

We believe that the proper execution of basic restaurant operations in each of our Denny's restaurants, whether it is company-owned or franchised, is critical to our success. To meet and exceed our customers' expectations, we rely on our franchisees to maintain the same strict brand standards our company-owned restaurants follow. These standards relate to the preparation and efficient service of quality food, maintenance, repair and cleanliness of restaurants and the appearance and conduct of employees.

OPERATIONS

We devote significant effort to ensuring that all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. Through a network of division, region, area and restaurant level managers, we maintain standardized specifications for proper food preparation and delivery and the cost-effective procurement and distribution of quality food products.

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

Denny's maintains a training program for associates and restaurant managers. General managers and restaurant managers receive training at specially designated training units in the following areas:

     - customer interaction;
     - kitchen management and food preparation;
     - data processing and cost control techniques;
     - equipment and building maintenance; and
     - leadership skills.

Video training tapes demonstrating various restaurant job functions are located at each restaurant and are viewed by associates prior to a change in job function or before using new equipment or procedures.

Denny's also regularly evaluates its menu. New products are developed in our test kitchen and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets. A successful menu item is then incorporated into the restaurant system. While research and development is important to the Denny's business, amounts expended for these activities are not significant.

Financial and management control is facilitated in all of the Denny's company-owned restaurants by the use of point-of-sale, or POS, systems which transmit detailed sales reports, payroll data and periodic inventory information for management review.

ADVERTISING

We use an integrated advertising process to promote our concepts, including:

     - media;
     - menu pricing strategy;
     - interior/exterior building design;
     - style of service; and
     - specialized promotions to help differentiate Denny's from our competitors.

Media advertising is primarily product oriented, generally featuring consistent, high-quality entrees presented to communicate great food at great values to our guests. Our advertising is conducted, depending on the market, through:

     - national and local television advertising;
     - radio; and
     - outdoor and print advertising.

Denny's integrated advertising approach reaches out to all consumers. Relevant messages are created to target general markets, as well as African American, Hispanic and Asian markets. Community outreach programs are designed to enhance our diversity efforts. We use sophisticated consumer marketing research techniques to measure customer satisfaction and customers' evolving expectations.

SITE SELECTION

The success of any restaurant is influenced significantly by its location. Our franchise development groups work closely with franchisees and real estate brokers to identify sites which meet specific standards. Sites are evaluated on the basis of a variety of factors, including but not limited to:

     - demographics;
     - traffic patterns;
     - visibility;
     - building constraints;
     - competition;
     - environmental restrictions; and
     - proximity to high-traffic consumer activities.

RAW MATERIALS SOURCES AND AVAILABILITY

We have a centralized purchasing program which is designed to ensure uniform product quality as well as low food, beverage and supply costs. Our size provides significant purchasing power which often enables us to obtain products at favorable prices from several nationally recognized manufacturers.

In connection with the 1995 sale of our distribution subsidiary, Proficient Food Company, or PFC, to Meadowbrook Meat Company, or MBM, we entered into an eight-year distribution agreement with MBM, subsequently extended to September 7, 2005, under which PFC/MBM will continue to distribute and supply certain products and supplies to Denny's restaurants. There are no volume requirements relative to these agreements; however, the products named in the agreements must be purchased through PFC/MBM unless they are unable to be delivered within a reasonable period. During the third quarter of 1996, we sold our two food processing systems, Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, in two separate transactions. In conjunction with these sales, we entered into five-year purchasing agreements with the acquirers, under which we were required to purchase certain minimum annual volumes. The purchasing agreement related to Mother Butler Pies expired on July 31, 2001 and the purchasing agreement related to Portion-Trol Foods, Inc. was subsequently extended to December 31, 2002.

We purchase approximately 85% of our restaurant products and supplies from PFC/MBM. We believe that satisfactory sources of supply are generally available for all the items regularly used by our restaurants, and we have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

SEASONALITY

Our business is moderately seasonal. Restaurant sales are generally greater in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions. Occupancy and other operating costs, which remain relatively constant, have a disproportionately greater negative effect on operating results during quarters with lower restaurant sales.

TRADEMARKS AND SERVICE MARKS

Either directly or through wholly owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including Denny's(R) and Grand Slam Breakfast(R). We consider our trademarks and service marks important to the identification of our restaurants and believe they are of material importance to the conduct of our business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from 5 to 20 years. We generally intend to renew trademarks and service marks which come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations. In addition, we have registered various domain names on the Internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property.

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

The quick-service segment accounts for the bulk of restaurant industry traffic, but the full-service and quick-service segments of the industry currently have approximately equal revenues. Throughout the recent past, the midscale segment's traffic volumes have remained essentially flat. The family style category has shown increases in traffic over the past few years, while other midscale categories have shown mixed results.

The restaurant industry is highly competitive, and competition among a few major companies that own or operate restaurant chains is especially intense, particularly in the family style segment. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety, and perceived value of their food offerings; the quality of their customer service; and the convenience and attractiveness of their facilities. Commercial restaurants have faced increased competition from other nontraditional suppliers of prepared meals over the recent past. A primary example of this competition is the increase in prepared meals available in many grocery outlets. In addition, despite recent changes in economic conditions, competition for qualified restaurant-level personnel remains high.

We believe that Denny's has a number of primary competitive strengths including strong brand name recognition, well-located restaurants, and market penetration, which has resulted in economies of scale in a variety of areas including advertising, purchasing, distribution and field supervision. Additionally, we believe that Denny's has competitive strengths in the value, variety, and quality of our food products, and in the quality and training of our employees. See Exhibit 99 to this Form 10-K for certain additional factors relating to our competition in the restaurant industry.

ECONOMIC, MARKET AND OTHER CONDITIONS

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants in general and in particular areas, unfavorable trends affecting restaurant operations such as rising wage rates and utilities expenses and unfavorable weather.

GOVERNMENT REGULATIONS

We and our franchisees are subject to local, state and federal laws and regulations governing various aspects of the restaurant business, including, but not limited to:

     - health;
     - sanitation;
     - land use, sign restrictions and environmental matters;
     - safety;
     - disabled persons' access to facilities;
     - the sale of alcoholic beverages; and
     - hiring and employment practices.

The operation of our franchise system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. We believe we are in material compliance with applicable laws and regulations, but we cannot predict the effect on operations of the enactment of additional regulations in the future.

We are also subject to federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 26, 2001, a substantial number of our employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. The California minimum wage increased from $5.75 per hour to $6.25 per hour on January 1, 2001 and increased to $6.75 per hour on January 1, 2002. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we can continue to pass on such cost increases to our customers.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

COMPLIANCE WITH CONSENT DECREES

On May 24, 1994, we entered into two consent decrees resolving class action litigation brought against Denny's which alleged that Denny's engaged in a pattern or practice of racial discrimination in violation of the Civil Rights Act of l964. We denied any wrongdoing. The consent decrees enjoined us from racial discrimination and required us to, among other things, implement certain employee training and testing programs and provide public notice of Denny's nondiscrimination policies.

Denny's has met all of its obligations under the consent decrees. On January 16, 2000, class counsel, together with counsel for the United States, submitted reports to the courts that entered the consent decrees reporting on our completion of the requirements of the consent decrees and recommending the early dismissal of the consent decrees effective November 24, 2000. Praising our leadership, counsel advised the courts that:

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

On January 23, 2001, the U.S. District Court for the District of Maryland issued an order dismissing one of the consent decrees and on April 4, 2001, the U.S. District Court Northern District of California dismissed the other consent decree.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to each executive officer of Advantica.

                           CURRENT PRINCIPAL OCCUPATION OR
NAME                 AGE   EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----                 ---   -------------------------------------------
Janis S. Emplit      46    Senior Vice President and Chief Information Officer of
                           Advantica (1999-present); Vice President, Information
                           Systems of Advantica (1997-1998); Senior Director, Burger
                           King (1987-1997).
Gustave E. Gelardi   55    Division Vice President, Operations of Denny's (May
                           2001-present); Director, Operations Projects of Burger King
                           (1997-1999); Vice President, Region Operations Asia/Pacific
                           Market of Burger King (1995-1997).
Roy C. Getz          37    Senior Vice President, Marketing and Product Development of
                           Denny's (July 2001-present); Vice President, Marketing of
                           Denny's (1999-July 2001); Vice President, Marketing of Bob
                           Evans Farms, Inc. (1997-1999); Director, Marketing of Bob
                           Evans Farms, Inc. (1995-1997).
Andrew F. Green      46    Senior Vice President and Chief Financial Officer of
                           Denny's, Inc. (January 2001-present); Senior Vice President and Chief Financial Officer of Advantica (November
                           2001-present); Senior Vice President of Advantica (January
                           2001-October 2001); Senior Vice President, Planning and
                           Corporate Controller of Advantica (1998-January 2001); Vice
                           President, Planning and Corporate Controller of Advantica
                           (1997-1998); Vice President, Corporate Planning and Risk
                           Management of Advantica (1996-1997).
Craig E. Herman      50    Division Vice President, Operations of Denny's (May
                           2001-present); District Manager, Tim Hortons (2000-May
                           2001); Operating Partner, Regional Partner of Bruegger's
                           Bagels (1993-1999).
Nelson J. Marchioli  52    Chief Executive Officer and President of Advantica and
                           Denny's (February 2001-present); President of El Pollo Loco,
                           Inc. (1997-February 2001); Executive Vice President and
                           Chief Operating Officer of Bruegger's Corporation
                           (1996-1997); Senior Vice President of Worldwide Supply for
                           Burger King Corporation (1995-1996).
Bonnie J. McFarland  50    Division Vice President, Operations of Denny's (May
                           2001-present); Regional Vice President, Operations of
                           Denny's (1997-May 2001); Regional Director, Operations of
                           Denny's (1996-1997).
Mounir N. Sawda      44    Vice President, Franchise and Development of Denny's
                           (December 2001-present); Senior Director, Construction and
                           Facilities of Denny's (1998-December 2001); Director,
                           Franchise Real Estate and Construction of Denny's (1998);
                           Construction and Development, Burger King (1993-1997).
Rhonda J. Parish     45    Executive Vice President of Advantica (1998-present);
                           General Counsel and Secretary of Advantica (1995-present);
                           Senior Vice President of Advantica (1995-1998).
Mark C. Smith        41    Vice President, Procurement and Distribution of Advantica
                           (January 2001-present); Senior Director, Procurement of
                           Advantica (1996-2000).
Linda G. Traylor     50    Senior Vice President, Human Resources of Advantica (January
                           2001-present); Vice President, Human Resources, Planning and
                           Development of Advantica (1995-2000).
Samuel M. Wilensky   44    Division Vice President, Franchise Operations of Denny's
                           (May 2001-present); Regional Vice President, Franchise
                           Operations of Denny's (2000-May 2001); Regional Director,
                           Franchise Operations of Denny's (1999-2000); Regional
                           Director, Company Operations of Denny's (1994-1999).

EMPLOYEES

At December 26, 2001, we had approximately 29,700 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider our relations with our employees to be satisfactory.

ITEM 2. PROPERTIES

Most Denny's restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average 4,800 square feet, allowing them to accommodate an average of 140 guests. The number and location of our restaurants as of December 26, 2001 are presented below:

                                                                                FRANCHISED/
                               STATE/COUNTRY            OWNED                    LICENSED
                               -------------            -----                   -----------
                               Alabama                     3                           2
                               Alaska                     --                           4
                               Arizona                    27                          50
                               Arkansas                    1                          11
                               California                161                         233
                               Colorado                    9                          22
                               Connecticut                --                           8
                               District of Columbia       --                           1
                               Delaware                    3                          --
                               Florida                    62                         145
                               Georgia                    --                          29
                               Hawaii                      4                           4
                               Idaho                      --                           6
                               Illinois                   39                          22
                               Indiana                     2                          32
                               Iowa                       --                           1
                               Kansas                     --                          10
                               Kentucky                    6                           6
                               Louisiana                   5                           7
                               Maine                      --                           8
                               Maryland                   12                          19
                               Massachusetts              --                           7
                               Michigan                   27                           5
                               Minnesota                   3                          15
                               Mississippi                 2                           1
                               Missouri                    6                          41
                               Montana                    --                           6
                               Nebraska                   --                           1
                               Nevada                     10                           7
                               New Hampshire              --                           3
                               New Jersey                  6                           7
                               New Mexico                  2                          18
                               New York                   46                          12
                               North Carolina              4                          14
                               North Dakota               --                           3
                               Ohio                       26                          18
                               Oklahoma                    3                          23
                               Oregon                     --                          27
                               Pennsylvania               37                           8
                               Rhode Island               --                           2
                               South Carolina             12                           6
                               South Dakota               --                           2
                               Tennessee                   3                           6
                               Texas                      46                         118
                               Utah                       --                          23
                               Vermont                    --                           2
                               Virginia                   12                          14
                               Washington                 22                          45
                               West Virginia              --                           3
                               Wisconsin                  10                           9
                               Guam                       --                           2
                               Puerto Rico                --                          11
                               Canada                     10                          41
                               Other International        --                           8
                                                         ---                       -----
                                 Total                   621                       1,128
                                                         ===                       =====

Of the 621 restaurants we operated as of December 26, 2001, we owned the land and building of 162, owned the building and leased the land of 26, and leased both the land and building of 433. We also owned the land and building of 102 franchised restaurants and leased the land and building of an additional 282 franchised restaurants, which we leased or subleased to our franchisees.

In addition to the restaurants, we own an 18-story, 187,000 square foot office tower in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 15 floors of the tower, with the balance leased to others.

See Note 9 to our consolidated financial statements for information concerning encumbrances on some of our properties.

ITEM 3. LEGAL PROCEEDINGS

On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, Case No. 01-0436-PJW, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value. FRD is a debtor-in-possession in the proceeding which excludes FRD's subsidiaries. Consequently, all of FRD's subsidiaries, including its operating concepts Coco's and Carrows, are not part of FRD's Chapter 11 case. FRD's Chapter 11 filing does not include Advantica or Denny's; however, on January 8, 2001, Denny's became the lender under the Coco's/Carrows credit facility. On February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a stipulation and agreement of settlement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The bankruptcy court approved the settlement agreement on March 8, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 3 and 9 to our consolidated financial statements for additional information.

Four former Denny's restaurant managers have initiated, in the Superior Court for King County, Washington, a class action lawsuit seeking, among other things, overtime compensation. The action, which was originally filed on May 16, 2000, was certified on July 31, 2001 as a class action with all managers and general managers who worked for company-owned Denny's restaurants in Washington since January 1, 1997 being identified as class members. The suit alleges that managers at Denny's are not exempt "executive" employees because they supposedly spend most of their time on non-exempt tasks, thus entitling them to overtime compensation. Denny's contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. Denny's will continue to vigorously defend this lawsuit.

Other proceedings are pending against us, in many cases involving ordinary and routine claims incidental to our business, and in others presenting allegations that are nonroutine and include compensatory or punitive damage claims. Our ultimate legal and financial liability with respect to the matters mentioned above and these other proceedings cannot be estimated with certainty. However, we believe, based on our examination of these matters and our experience to date, that the ultimate disposition of these matters will not significantly affect our financial position or results of operations.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock and warrants are listed under the symbols "DINE" and "DINEW," respectively, and are eligible for trading on the Over-the-Counter Bulletin Board. As of March 1, 2002, 40,271,410 shares of common stock and 3,236,104 warrants were outstanding, and there were approximately 2,320 record and beneficial holders of common stock and 21 warrant holders of record. We have never paid dividends on our common equity securities. Furthermore, restrictions contained in the instruments governing the outstanding indebtedness of Advantica prohibit us from paying dividends on the common stock in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 9 to our consolidated financial statements.

The following tables list the high and low closing sales prices of the common stock for each quarter of fiscal years 2000 and 2001. The sales prices were obtained from The Nasdaq Stock Market(R).

                    2000                                                        HIGH     LOW
                    ----                                                        -----   -----
                    First quarter                                               $1.88   $1.28
                    Second quarter                                               1.50    0.59
                    Third quarter                                                0.97    0.50
                    Fourth quarter                                               0.63    0.30

                    2001
                    ----
                    First quarter                                                1.09    0.47
                    Second quarter                                               1.21    0.67
                    Third quarter                                                0.88    0.65
                    Fourth quarter                                               0.71    0.48

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are certain selected financial data for the fiscal year ended December 31, 1997, the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999, December 27, 2000 and December 26, 2001. Such data generally have been derived from our consolidated financial statements for such periods, which have been audited. The following information should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere in this report.

                                               PREDECESSOR COMPANY                        SUCCESSOR COMPANY(a)
                                            -------------------------   ---------------------------------------------------------
                                            FISCAL YEAR     ONE WEEK     FIFTY-ONE                 FISCAL YEAR ENDED
                                               ENDED         ENDED      WEEKS ENDED    ------------------------------------------
                                            DECEMBER 31,   JANUARY 7,   DECEMBER 30,   DECEMBER 29,   DECEMBER 27,   DECEMBER 26,
                                              1997(b)         1998          1998           1999           2000           2001
                                            ------------   ----------   ------------   ------------   ------------   ------------
(In millions, except ratios and per
  share amounts)
Income Statement Data:
  Operating revenue                           $1,193.3      $   23.2      $1,156.0       $1,200.2       $1,155.2       $1,039.7
  Operating income (loss)(c)                      78.2           8.7         (51.2)        (195.9)          (0.3)         (19.7)
  (Loss) income from continuing
    operations(d)                                (83.2)        602.9(e)     (127.0)        (275.8)         (82.5)         (96.3)
  Basic (loss) income per share from
    continuing operations applicable to
    common shareholders                          (2.29)        14.21         (3.17)         (6.89)         (2.06)         (2.40)
  Diluted (loss) income per share from
    continuing operations applicable to
    common shareholders                          (2.29)        10.93         (3.17)         (6.89)         (2.06)         (2.40)
  Cash dividends per common share(f)                --            --            --             --             --             --
  Ratio of earnings to fixed charges(g)             --         268.5x           --             --             --             --
  Deficiency in the coverage of fixed
    charges by earnings before fixed
    charges(g)                                    82.0            --         129.1          275.0           80.7           94.8
Balance Sheet Data (at end of period):
  Current assets(h)                           $  129.6                    $  291.1       $  379.5       $   56.4       $   40.1
  Working capital (deficit)(h)(i)               (230.2)                      (81.2)        (197.0)        (170.6)        (147.5)
  Net property and equipment                     625.8                       630.3          510.9          425.3          362.4
  Total assets                                 1,407.4                     1,930.7        1,236.3          745.3          607.3
  Long-term debt, excluding current
    portion                                      594.2(j)                  1,141.2          615.4          593.7          645.1
Other Data:
  EBITDA as defined(k)                        $  136.4      $    9.7      $  140.0       $  160.4       $  172.3       $  135.1
  Net cash flows provided by (used in)
    operating activities                          37.0           7.7         (10.7)         (31.1)          (8.4)           8.1
  Net cash flows (used in) provided by
    investing activities(l)                      (41.6)          7.9         180.3           86.7          204.8          (75.1)
  Net cash flows (used in) provided by
    financing activities(m)                      (28.4)         (5.3)        (66.6)         (47.9)        (335.0)          46.3

------------------------------------

(a) As discussed in the Introduction, FCI and Flagstar emerged from bankruptcy on January 7, 1998. The change in ownership of Advantica effected by the financial restructuring resulting from the bankruptcy required the application of fresh start reporting effective January 7, 1998 in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, or SOP 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code." All financial statements subsequent to January 7, 1998 are referred to as "Successor Company" statements, as they reflect periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to January 7, 1998.
(b) Effective January 1, 1997, we changed our fiscal year end from December 31 to the last Wednesday of the calendar year. Concurrent with this change, we changed to a four-four-five week quarterly closing calendar. This reporting schedule generally results in four 13-week quarters during the fiscal year, for a total of 52 weeks. Due to the timing of this change, the fiscal year ended December 31, 1997 included five additional days of Denny's operations.
(c) Operating income (loss) reflects restructuring and impairment charges of $136.5 million, $19.0 million and $30.5 million for 1999, 2000 and 2001, respectively. For a discussion of these charges, see "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Results of Operations" and Notes 5 and 6 to our consolidated financial statements.
(d) We have classified as discontinued operations restaurant subsidiaries Flagstar Enterprises, Inc., or FEI, (which operated our Hardee's restaurants under licenses from Hardee's Food Systems), Quincy's Restaurants, Inc., or

     Quincy's, El Pollo Loco, Inc., or EPL, and FRD. FEI and Quincy's were sold in 1998, and EPL was sold in 1999. We began accounting for FRD as a discontinued operation in the second quarter of 2000. See Note 3 to our consolidated financial statements.
(e) The income from continuing operations for the one week ended January 7, 1998 includes reorganization items of $582.0 million resulting from the application of fresh start reporting in accordance with SOP 90-7.
(f) Our bank facilities have prohibited, and our public debt indentures have significantly limited, distributions and dividends on Advantica's (and its predecessors') common equity securities. See Note 9 to our consolidated financial statements.
(g) For purposes of computing the ratio of earnings to fixed charges or deficiency in the coverage of fixed charges by earnings before fixed charges, fixed charges consist of interest expense including capitalized interest, amortization of debt expenses and the interest element in rental payments under operating leases (estimated to be one third of the total rental payments). Earnings consist of income from continuing operations before income taxes and fixed charges excluding capitalized interest.
(h) The current assets and working capital deficit amounts presented exclude assets held for sale of $347.0 million as of December 31, 1997, $87.7 million as of December 30, 1998, and net liabilities of discontinued operations of $54.0 million as of December 29, 1999, $69.4 million as of December 27, 2000 and $15.1 million as of December 26, 2001. Assets held for sale for 1997 relate to FEI and Quincy's. For 1998, net assets held for sale relate to EPL. For 1999, 2000 and 2001, net liabilities of discontinued operations relate to FRD.
(i) A negative working capital position is not unusual for a restaurant operating company. The decrease in the working capital deficit from December 31, 1997 to December 30, 1998 is attributable primarily to an increase in cash and cash equivalents from the sales of FEI and Quincy's. The increase in the working capital deficit from December 30, 1998 to December 29, 1999 is attributable primarily to the reclassification of certain mortgage notes to current liabilities and a reduction in cash and cash equivalents related to acquisitions of restaurants, the retirement of a portion of senior notes and expenditures related to Denny's reimaging program. The decrease in working capital deficit from December 29, 1999 to December 27, 2000 is attributable primarily to the increase in Denny's refranchising activity in 2000. For a discussion of the decrease in the working capital deficit from December 27, 2000 to December 26, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
(j) Reflects the reclassification of $1,496.7 million of long-term debt to liabilities subject to compromise in accordance with SOP 90-7 as a result of the Chapter 11 filing.
(k) We define "EBITDA" as operating income (loss) before depreciation, amortization and charges for restructuring and impairment as follows:

                                             PREDECESSOR COMPANY                          SUCCESSOR COMPANY
                                          -------------------------   ---------------------------------------------------------
                                          FISCAL YEAR     ONE WEEK     FIFTY-ONE                 FISCAL YEAR ENDED
                                             ENDED         ENDED      WEEKS ENDED    ------------------------------------------
                                          DECEMBER 31,   JANUARY 7,   DECEMBER 30,   DECEMBER 29,   DECEMBER 27,   DECEMBER 26,
                                              1997          1998          1998           1999           2000           2001
                                          ------------   ----------   ------------   ------------   ------------   ------------
     (In millions)
     Operating income (loss)                 $ 78.2         $8.7         $(51.2)       $(195.9)        $ (0.3)        $(19.7)
     Total amortization and depreciation       58.2          1.0          191.2          219.8          153.6          124.3
     Total impairment and restructuring
       charges                                   --           --             --          136.5           19.0           30.5
                                             ------         ----         ------        -------         ------         ------
     EBITDA as defined                       $136.4         $9.7         $140.0        $ 160.4         $172.3         $135.1
                                             ======         ====         ======        =======         ======         ======

     We believe that EBITDA as defined is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA as defined is not a measure defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America. Our measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies, and although the definition of EBITDA in Advantica's revolving credit facility differs somewhat from the definition of "EBITDA as defined," the amount of Advantica's EBITDA as defined has been the same as that calculated under the revolving credit facility since Advantica's emergence from bankruptcy in January 1998. For a discussion of the restructuring and impairment charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and Notes 5 and 6 to our consolidated financial statements.
(l) Net cash flows (used in) provided by investing activities include net proceeds of $460.4 million from the disposition of FEI and Quincy's in the fifty-one weeks ended December 31, 1998 and net proceeds of $109.4 million from the sale of

     EPL in 1999. For 2000, net cash flows from investing activities includes $158.7 million of proceeds from the maturity of investments securing our in-substance defeased debt (see (m) below). For 2001, net cash flows used in investing activities includes borrowings by FRD's operating subsidiaries, Coco's and Carrows, under the Coco's/Carrows credit facility and Denny's deposit to secure FRD's letters of credit (see "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Liquidity and Capital Resources" and Note 3 to our consolidated financial statements).
(m) Net cash flows (used in) provided by financing activities for 2000 include the repayment of the $160.0 million principal amount of Denny's mortgage notes and the repayment of the $153.3 million principal amount of our in-substance defeased debt through the use of the proceeds described in (l) above. For 2001, net cash flows provided by financing activities includes borrowings of $58.7 million under our revolving credit facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 9 to our consolidated financial statements).

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Selected Financial Data," and our consolidated financial statements and other more detailed financial information appearing elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, self-insurance liabilities, impairment of long-lived assets, restructuring and exit costs, income taxes, contingencies and litigation and discontinued operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

ALLOWANCES FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments for franchise royalties, rent, advertising and notes receivable. In assessing recoverability of these receivables, we make assumptions regarding the financial condition of the franchisees based primarily on past payment trends and periodic financial information which the franchisees are required to submit to us. If the financial condition of our franchisees were to deteriorate and result in an impairment of their ability to make payments, we may be required to increase our allowances by recording additional bad debt expense. Likewise, should the financial condition of our franchisees improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse our allowances.

SELF-INSURANCE LIABILITIES. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our workers' compensation, general/product and automobile insurance liabilities. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. If these patterns were to deteriorate, we may be required to increase our self-insurance liabilities by recording additional insurance expense. Likewise, should these patterns improve, we may be required to reduce our self-insurance liabilities by recording a reduction in insurance expense.

IMPAIRMENT OF LONG-LIVED ASSETS. Our long-lived assets include property, reorganization value in excess of amounts allocable to identifiable assets, goodwill and other intangible assets. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant and our plans for restaurant closings. In performing our assessment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Impairment of reorganization value, goodwill and other intangible assets has historically been evaluated based on future discounted cash flows. See "New Accounting Standards."

RESTRUCTURING AND EXIT COSTS. As a result of changes in our organizational structure, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units or units identified for closure. In assessing the cost of future obligations related to closed units or units identified for closure, we make assumptions regarding the timing of units' closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these estimates or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

INCOME TAXES. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance (except for the valuation allowance established in connection with the adoption of fresh start reporting -- see Note 11 to our consolidated financial statements) would decrease income tax expense in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our valuation allowance would increase income tax expense in the period such determination was made.

CONTINGENCIES AND LITIGATION. We are subject to legal proceedings involving ordinary and routine claims incidental to our business as well as legal proceedings that are nonroutine and include compensatory or punitive damage claims. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. If these estimates or the related facts and circumstances change in the future, we may be required to increase or reduce our settlement liabilities by recording additional legal expense or by recording a reduction in legal expense. See "Legal Proceedings."

DISCONTINUED OPERATIONS. We have reported FRD as a discontinued operation in our consolidated financial statements as of the second quarter of 2000, or the measurement date (see Notes 1 and 3 to our consolidated financial statements), and through December 26, 2001 because we continue to maintain control over the operations of FRD while in bankruptcy. Reporting FRD as a discontinued operation required us to make estimates regarding (1) the results of operations from the measurement date to the disposal date and (2) the gain to be recognized upon disposal. Based on our determination that a gain is expected upon disposal, FRD's net losses of $89.5 million for the two quarters ended December 27, 2000 and $22.4 million for the year ended December 26, 2001, which were incurred subsequent to the measurement date, are deferred and included as a component of net liabilities of discontinued operations in our consolidated balance sheets, and accordingly, have not been recognized as losses in our consolidated statements of operations. A reversal of discontinued operations reporting resulting from, among other things, a failure to consummate a sale or transfer of ownership of FRD, would require us to recognize the previously deferred losses in our consolidated statements of operations.

DENNY'S RESTAURANT OPERATIONS

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 29,   DECEMBER 27,   DECEMBER 26,
                                                                  1999           2000           2001
                                                              ------------   ------------   ------------
(Dollars in thousands)
Revenue:
  Company restaurant sales                                     $1,140,338     $1,080,641     $  949,180
  Franchise and licensing revenue                                  59,911         74,608         90,548
                                                               ----------     ----------     ----------
     Total operating revenue                                    1,200,249      1,155,249      1,039,728
                                                               ----------     ----------     ----------
Cost of company restaurant sales:
  Product costs                                                   293,860        280,473        237,721
  Payroll and benefits                                            446,497        427,222        382,864
  Occupancy                                                        60,935         59,311         55,941
  Other operating expenses                                        156,466        162,881        142,281
                                                               ----------     ----------     ----------
     Total costs of company restaurant sales                      957,758        929,887        818,807
Franchise restaurant costs                                         28,737         38,000         39,002
General and administrative expenses                                74,852         66,291         60,180
Amortization of excess reorganization value                        88,989         42,133         28,692
Depreciation and other amortization                               130,782        111,449         95,639
Impairment charges                                                136,500          6,416         13,630
Restructuring charges and exit costs                                   --         12,556         16,863
Gains on refranchising and other, net                             (21,514)       (51,219)       (13,340)
                                                               ----------     ----------     ----------
     Total operating costs and expenses                         1,396,104      1,155,513      1,059,473
                                                               ----------     ----------     ----------
Operating loss                                                   (195,855)          (264)       (19,745)
                                                               ----------     ----------     ----------
Other expenses:
  Interest expense, net                                            79,435         81,821         73,235
  Other nonoperating (income) expenses, net                          (302)        (1,415)         1,771
                                                               ----------     ----------     ----------
     Total other expenses, net                                     79,133         80,406         75,006
                                                               ----------     ----------     ----------
Loss before income taxes                                         (274,988)       (80,670)       (94,751)
Provision for income taxes                                            814          1,802          1,571
                                                               ----------     ----------     ----------
Loss from continuing operations                                  (275,802)       (82,472)       (96,322)
  Loss from operations of discontinued operations                (106,102)       (15,530)            --
                                                               ----------     ----------     ----------
Loss before extraordinary item                                   (381,904)       (98,002)       (96,322)
Extraordinary item                                                     --             --          7,778
                                                               ----------     ----------     ----------
Net loss                                                       $ (381,904)    $  (98,002)    $  (88,544)
                                                               ==========     ==========     ==========
Other Data:
Total systemwide sales(a)                                      $2,139,742     $2,227,666     $2,291,623
EBITDA as defined(b)                                              160,416        172,290        135,079
Average unit sales:
  Company-owned                                                     1,309          1,341          1,420
  Franchise                                                         1,132          1,161          1,197
Same-store sales increase (company-owned)(c)(d)                       2.4%           1.5%           2.7%
Guest check average increase(d)                                       5.1%           5.1%           1.7%

------------------------------------

(a) Total systemwide sales includes sales from company-owned, franchised and licensed restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.
(b) We define EBITDA as operating loss before depreciation, amortization and impairment and restructuring charges. Our measure of EBITDA as defined may not be comparable to similarly titled measures reported by other companies. See EBITDA computations in "Selected Financial Data."
(c) Same-store sales includes sales from restaurants that were open the same days in both the current year and prior year.
(d)  Prior year amounts have not been restated for 2001 comparable units.

UNIT ACTIVITY

                                       ENDING                                                         ENDING
                                       UNITS        UNITS                    FRANCHISED   UNITS       UNITS
                                    DECEMBER 27,   OPENED/       UNITS         UNITS      SOLD/    DECEMBER 26,
                                        2000       ACQUIRED   REFRANCHISED   REACQUIRED   CLOSED       2001
                                    ------------   --------   ------------   ----------   ------   ------------
Company-owned restaurants                736           2          (59)            3         (61)        621
Franchised restaurants                 1,067          46           61(a)         (3)        (57)      1,114
Licensed restaurants                      19          --           (2)(a)        --          (3)         14
                                       -----         ---          ---           ---        ----       -----
                                       1,822          48           --            --        (121)      1,749
                                       =====         ===          ===           ===        ====       =====

------------------------------------

(a)  Includes two licensed restaurants reclassified as franchised restaurants.

2001 VS. 2000

COMPANY OPERATIONS

Denny's recorded 2.7% same-store sales growth for 2001 which was driven by a 1.7% increase in guest check average and higher guest traffic. However, company restaurant sales decreased $131.5 million (12.2%) due to a net 115-unit decrease in company-owned restaurants, partially offset by the increase in same-store sales. The decrease in company-owned restaurants resulted from the sale of restaurants to franchisees and store closures.

Total costs of company restaurant sales decreased $111.1 million (11.9%), driven by the decrease in company-owned restaurants. As a percentage of company restaurant sales, product costs decreased to 25.0% from 26.0% resulting from a higher guest check average and reduced waste costs. Payroll and benefits increased to 40.3% from 39.5% due to increased staffing levels and wage rate increases. Our occupancy costs increased to 5.9% from 5.5%. The increase in occupancy costs as a percentage of restaurant sales was primarily due to adjustments of $3.5 million that reduced general liability insurance expense in 2000. Other operating expenses decreased to 15.0% from 15.1%, as the effects of higher utility rates and increased repair and maintenance activities were offset by lower advertising expenses.

Operating margins for company-owned restaurants were $130.4 million (13.7% of company restaurant sales) for 2001 compared with $150.8 million (14.0% of company restaurant sales) for 2000.

FRANCHISE OPERATIONS

Franchise and licensing revenue was $90.5 million for 2001, comprised of royalties and fees of $56.1 million and occupancy revenue of $34.4 million, compared with $74.6 million for 2000, comprised of royalties and fees of $51.5 million and occupancy revenue of $23.1 million. Franchise and licensing revenue increased $15.9 million (21.4%) resulting from a net 42-unit increase in franchised and licensed restaurants, partially offset by a $3.3 million reduction in initial franchise fees due to reduced refranchising activity in 2001.

Franchise costs were $39.0 million for 2001, comprised of occupancy costs of $20.3 million and other direct expenses of $18.7 million, compared with $38.0 million for 2000, comprised of occupancy costs of $14.1 million and other direct expenses of $23.9 million. Franchise restaurant costs increased $1.0 million (2.6%), driven by the increase in the number of franchise and licensed restaurants. As a percentage of franchise and licensing revenues, these costs decreased to 43.1% in 2001 from 50.9% in 2000, resulting primarily from a $4.3 million decrease in bad debt expense related to the collection of certain past due accounts.

Our franchise operating margins were $51.5 million (56.9% of franchise and licensing revenue) for 2001 compared with $36.6 million (49.1% of franchise and licensing revenue) for 2000.

OTHER OPERATING COSTS AND EXPENSES

General and administrative expenses, which relate to the support of both company and franchise operations, decreased $6.1 million (9.2%), resulting primarily from reductions in information systems costs of $6.0 million and other corporate overhead costs primarily related to recent workforce reductions of $4.5 million, offset by $1.9 million of additional legal costs related to the disposition of FRD and a $2.5 million increase in payroll tax expense resulting from an adjustment recorded in 2000. The decrease in amortization of excess reorganization value from 2000 resulted from a reduction of reorganization value totaling approximately $27.8 million related to the reversals of certain income tax liabilities recorded in the fourth quarter of 2000 and during 2001. Depreciation and other amortization decreased $15.8 million primarily as a result of fewer company-owned units. Lower refranchising activity in 2001 resulted in a $37.9 million decrease in refranchising gains, primarily due to the tightening in financing markets and our strict standards for new franchisees.

RESTRUCTURING CHARGES AND EXIT COSTS of $16.9 million were recorded in 2001, of which $11.9 million related to management's plan to close a total of 83 underperforming Denny's restaurants. Of the restaurants identified for closure, 53 had been closed by December 26, 2001. The remaining $5.0 million of restructuring charges related to management's elimination of approximately 90 out-of-restaurant support staff positions in November 2001. For additional information concerning these restructuring charges, see Note 6 to our consolidated financial statements.

In 2001, we recorded asset IMPAIRMENT CHARGES of $13.6 million related to the identification of certain underperforming restaurants, including the stores identified for closure as described above.

OPERATING LOSS was $19.7 million for 2001 compared with $0.3 million for 2000.

INTEREST EXPENSE, NET, for 2001 was comprised of $79.7 million of interest expense offset by $6.5 million of interest income compared with $86.9 million of interest expense offset by $5.1 million of interest income for 2000. Lower interest expense is due to a $11.1 million decrease primarily from the repayment of the Denny's mortgage notes and other debt during 2000, offset by a $3.9 million increase in expense related to borrowings under our credit facility. The increase in interest income of $1.4 million related to $5.0 million interest income from the Coco's/Carrows credit facility, offset by a $3.6 million decrease related to lower cash balances in 2001.

The PROVISION FOR INCOME TAXES from continuing operations for 2001 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. We recorded an income tax provision reflecting an approximate rate of 1.7% for 2001 compared with a provision reflecting an approximate rate of 2.2% for 2000.

The consolidated statements of operations and cash flows reflect FRD as DISCONTINUED OPERATIONS in accordance with Accounting Principles Board Opinion No. 30, or APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Revenue and operating loss of the discontinued operations for 2001 and 2000 were $350.9 million and $7.6 million and $371.1 million and $79.8 million, respectively. In accordance with APB 30, FRD's net losses of $89.5 million for the two quarters ended December 27, 2000 and $22.4 million for the year ended December 26, 2001, which were incurred subsequent to the measurement date, are deferred and included as a component of net liabilities of discontinued operations.

During the first quarter of 2001, as a result of the settlement of the remaining issues related to our former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and an EXTRAORDINARY GAIN was recorded.

NET LOSS was $88.5 million for 2001 compared with a net loss of $98.0 million for 2000 due to the factors noted above.

EBITDA AS DEFINED, a key internal measure described in "Selected Financial Data," decreased to $135.1 million in 2001 from $172.3 million in 2000 due to the factors noted above.

2000 VS. 1999

COMPANY OPERATIONS

Denny's recorded 1.5% same-store sales growth in 2000, the third consecutive year of positive same-store sales, related primarily to an increase in guest check average. However, company restaurant sales decreased $59.7 million resulting from a net 99-unit decrease in company-owned restaurants, partially offset by the increase in same-store sales. The reduction in company-owned restaurants was consistent with the refranchising strategy we implemented in 2000.

Total costs of company restaurant sales decreased $27.9 million (2.9%) primarily from the decrease in the number of company-owned restaurants. As a percentage of company restaurant sales, product costs increased to 26.0% from 25.8% primarily resulting from pressures on commodity costs. Payroll and benefits increased to 39.5% from 39.2% due to increased staffing levels and wage rate increases. Our occupancy costs increased from 5.3% to 5.5%. The increase in occupancy costs as a percentage of restaurant sales was primarily due to charges related to unit closures during the year. Other operating expenses increased to 15.1% from 13.7% primarily resulting from increased repairs and maintenance activities.

Operating margins for company-owned restaurants were $150.8 million (14.0% of company restaurant sales) for 2000 compared with $182.6 million (16.0% of company restaurant sales) for 1999.

FRANCHISE OPERATIONS

Franchise and licensing revenue was $74.6 million for 2000, comprised of royalties and fees of $51.5 million and occupancy revenue of $23.1 million, compared with $59.9 million for 1999, comprised of royalties and fees of $43.7 million and occupancy revenue of $16.2 million. Franchise and licensing revenue increased $14.7 million (24.5%) primarily from a net 137-unit increase in franchised restaurants and a $1.9 million increase in initial franchise fees.

Franchise costs were $38.0 million for 2000, comprised of occupancy costs of $14.1 million and other direct expenses of $23.9 million, compared with $28.7 million for 1999, comprised of occupancy costs of $9.5 million and other direct expenses of $19.2 million. Franchise restaurant costs increased $9.3 million (32.2%), driven by the increase in franchise and licensed restaurants. As a percentage of franchise and licensing revenues, these costs increased to 50.9% in 2000 from 48.0% in 1999, resulting primarily from a $3.2 million increase in bad debt expense provisions.

Our franchise operating margins were $36.6 million (49.1% of franchise and licensing revenue) for 2000 compared with $31.2 million (52.1% of franchise and licensing revenue) for 1999.

OTHER OPERATING COSTS AND EXPENSES

General and administrative expenses, which relate to the support of both company and franchise operations, decreased $8.6 million (11.4%). The decrease included reduced information systems costs of approximately $4.9 million, a benefit of $1.2 million related to a reduction of payroll tax liabilities and lower corporate overhead resulting primarily from the implementation of restructuring plans in 2000. Lower depreciation and other amortization of $19.3 million resulted from the decrease in company-owned units and the retirements recorded in 1999 of assets replaced in conjunction with units reimaged. The decrease in amortization of excess reorganization value of $46.9 million resulted from the $136.5 million impairment of reorganization value recorded in the fourth quarter of 1999. Refranchising gains in 2000 increased $29.7 million as a result of record refranchising activity.

During the first quarter of 2000, we announced a restructuring plan as a result of an extensive review of our operations and structure completed in early 2000. The plan's implementation involved a reduction of personnel related to a corporate reorganization and the identification of units for closure. Consequently, we recorded RESTRUCTURING CHARGES AND EXIT COSTS which included approximately $3.7 million of severance and outplacement costs and $0.9 million of operating lease liabilities for closed stores as a result of the plan. Additionally, a $2.6 million charge was recorded related to certain acquired software and capitalized construction costs which became obsolete as a result of the cancellation of projects identified as part of the plan. During the fourth quarter of 2000, we recorded approximately $5.3 million of restructuring charges, comprised entirely of severance and outplacement costs, resulting from the realignment of certain senior management positions.

In addition, during the fourth quarter of 2000, we recorded a $6.4 million IMPAIRMENT CHARGE on the assets of certain underperforming restaurants based on the estimated deficiencies in the future discounted cash flows of those restaurants.

OPERATING LOSS was $0.3 million for 2000 compared with $195.9 million for 1999.

INTEREST EXPENSE, NET, for 2000 was $86.9 million of interest expense offset by $5.1 million of interest income compared with $86.4 million of interest expense offset by $7.0 million of interest income for 1999. Excluding the effect of $7.3 million of interest expense allocated to discontinued operations in 1999, interest expense decreased $6.8 million in

2000. This decrease primarily resulted from the effects of the repayment of Denny's mortgage notes in 2000. In addition, interest income decreased $1.9 million in 2000 due to lower cash balances.

The PROVISION FOR INCOME TAXES from continuing operations for 2000 has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. We recorded an income tax provision reflecting an approximate rate of 2.2% for 2000 compared with a provision reflecting an approximate rate of 0.3% for 1999.

Our consolidated statements of operations and cash flows presented herein for the years ended December 27, 2000 and December 29, 1999 reflect FRD as DISCONTINUED OPERATIONS in accordance with APB 30. Revenue and operating loss of FRD for the years 2000 and 1999 were $371.1 million and $79.8 million and $389.8 million and $87.7 million, respectively. In accordance with APB 30, FRD's net loss of $89.5 million for the two quarters ended December 27, 2000, which was incurred subsequent to the measurement date, is deferred and included as a component of net liabilities of discontinued operations. Additionally, our consolidated statements of operations and cash flows presented herein for 1999 reflect EPL as a discontinued operation. EPL's revenue and operating income for 1999 were $144.9 million and $2.4 million, respectively.

NET LOSS was $98.0 million for 2000 compared with a net loss of $381.9 million for 1999 primarily as a result of the factors discussed above.

EBITDA AS DEFINED, a key internal measure described in "Selected Financial Data," increased to $172.3 million in 2000 from $160.4 million in 1999. This increase is a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Revolving Credit Facility

Denny's, our principal operating subsidiary, is the borrower under a senior secured revolving credit facility with JP Morgan Chase Bank and other lenders, providing Denny's with a working capital and letter of credit facility of up to $200.0 million as of December 26, 2001. At December 27, 2000, we had no working capital advances outstanding under the revolving credit facility; however, letters of credit outstanding were $65.3 million, leaving net availability of $134.7 million. At December 26, 2001, we had working capital advances of $58.7 million and letters of credit outstanding of $52.2 million under the facility, leaving net availability of $89.1 million. Advances under the revolving credit facility accrue interest at a variable rate (approximately 6.1% at December 26, 2001) based on the prime rate or an adjusted Eurodollar rate. The increase in the outstanding advances, included in notes and debentures on our consolidated balance sheet, is primarily the result of our satisfaction of the Coco's/Carrows credit facility guarantee in January 2001 (as discussed below).

The revolving credit facility matures on January 7, 2003 and is generally secured by liens on the stock of Advantica's subsidiaries, accounts receivable, intellectual property, cash and cash accounts and our corporate headquarters in Spartanburg, South Carolina. Advantica and its subsidiaries (exclusive of FRD and its subsidiaries) are guarantors under the revolving credit facility. The revolving credit facility contains certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. For more information, see Note 9 to our consolidated financial statements. Effective October 18, 2001, we obtained an amendment to the revolving credit facility increasing the maximum ratio of total debt to EBITDA for the remaining term of the facility in order to maintain covenant compliance and our continued ability to borrow under the revolving credit facility. Also pursuant to that amendment, certain covenants and other provisions were modified, permitting us to undertake an exchange offer relating to our 11 1/4% senior notes due 2008, or Senior Notes, under certain terms and conditions. In addition, as a result of the amendment, commitments under the revolving credit facility will be reduced from $200.0 million to an amount not less than $150.0 million upon receipt of cash payments, if any, related to Denny's receivable and deposits securing outstanding letters of credit under the Coco's/Carrows credit facility.

We were in compliance with the terms of the revolving credit facility at December 26, 2001. Under the most restrictive provision of the revolving credit facility (the total debt to EBITDA ratio), we could have borrowed an additional $14.0 million and we would still have been in compliance.

Coco's/Carrows Credit Facility

FRD's principal operating subsidiaries, Coco's and Carrows, have a $70.0 million senior secured credit facility, which initially consisted of a $30.0 million term loan and a $40.0 million revolving credit facility. At December 27, 2000, the facility was guaranteed by Advantica. Coco's and Carrows obtained a waiver of compliance from certain third quarter 2000 financial covenants from the former lenders until January 8, 2001. On January 8, 2001, Advantica paid $70.0 million to the former lenders in full and complete satisfaction of Advantica's guarantee of the Coco's/Carrows credit facility with a combination of cash on hand and an advance under Denny's revolving credit facility. As a result of its satisfaction of obligations under the guarantee, Advantica was subrogated to the rights and collateral of the former lenders which it immediately assigned to Denny's. Additionally, following the satisfaction of the guarantee, our ability to make further investments in FRD became restricted in accordance with the terms of the indenture for our Senior Notes.

At December 26, 2001, FRD's operating subsidiaries had $26.0 million of outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million. Denny's has deposited cash collateral with one of Coco's and Carrows' former lenders to secure Coco's/Carrows credit facility's outstanding letters of credit. At December 26, 2001, the balance of such deposit was $9.8 million, which is reflected in other current assets in our consolidated balance sheets. Denny's receivable of $51.7 million, including accrued interest of $0.9 million at December 26, 2001 (see Notes 3 and 9 to our consolidated financial statements), relates to borrowings under the Coco's/Carrows credit facility. This receivable eliminates in consolidation, thereby reducing the net liabilities of discontinued operations on our consolidated balance sheet at December 26, 2001.

All advances under the Coco's/Carrows credit facility due to Denny's accrue interest at a variable rate (approximately 6.8% at December 26, 2001) based on the prime rate. The advances are secured by substantially all of the assets of FRD and its subsidiaries, including the issued and outstanding stock of FRD's subsidiaries.

The Coco's/Carrows credit facility contains a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. The Coco's/Carrows credit facility also contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage, limitations on ratios of indebtedness to EBITDA and limitations on annual capital expenditures. At December 26, 2001, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows credit facility, which constitutes an event of default under the facility. As a result of the default, Denny's may exercise certain rights including, but not limited to, the right to terminate commitments, declare the loans outstanding due and payable and seek to foreclose on its collateral. It has agreed not to do so, however, during a 120-day forbearance period under the terms of the settlement agreement (described below) related to FRD's bankruptcy proceeding.

FRD Bankruptcy

On January 16, 2001, FRD elected not to make the scheduled interest payment (and all subsequent interest payments to date) due on the $156.9 million aggregate principal amount of its 12.5% senior notes due 2004, or FRD Notes. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the United States Bankruptcy Code. For additional information concerning the FRD Notes and the Chapter 11 filing, see "Certain Relationships and Related Transactions -- The FRD Notes."

On February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a stipulation and agreement of settlement, or settlement agreement, with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The bankruptcy court approved the settlement agreement on March 8, 2002. Under the terms of the settlement agreement, Denny's will allow a 120-day forbearance period (which commenced on March 8, 2002) during which the creditors' committee and FRD and its operating subsidiaries shall use their best efforts to obtain new financing to repay, at a discount, the outstanding borrowings from Denny's (approximately $48.7 million at the date of the settlement agreement), plus accrued but unpaid interest, fees and expenses. During this forbearance period, the effort to sell FRD or its assets to a third party will be suspended. If new financing sufficient to repay the outstanding borrowings from Denny's, less a $10 million discount, is obtained by the end of the forbearance period, Denny's will accept such discounted repayment amount in full satisfaction of its claims against FRD and Coco's and Carrows. If FRD is unable to obtain financing to repay this discounted repayment amount by the end of the forbearance period, FRD shall, at the election of the creditors' committee in lieu thereof:

     - pay Denny's the proceeds of any new financing that is obtained, plus additional cash necessary for a total cash repayment to Denny's of at least $20 million,

     - issue new junior secured notes to Denny's in a principal amount equal to the amount of Coco's and Carrows' current obligations to Denny's, minus the amount of any cash paid and any applicable repayment discount as described in the settlement agreement (such junior secured notes will be subordinate in right of payment and as to collateral to the new financing), and

     - issue to Denny's up to 10% of the common stock in FRD dependent upon the amount of cash repaid to Denny's as described above.

The parties have agreed to attempt to replace the outstanding letters of credit (approximately $9.6 million at the date of the settlement agreement) and cause the cash deposit provided by Denny's supporting the letters of credit to be released. If the letters of credit are not replaced, Denny's will keep them in place and allow them to terminate in the ordinary course and will receive a separate note payable from Coco's and Carrows to provide reimbursement if any letters of credit are drawn upon. Advantica will continue to provide management and information technology services pursuant to a one-year services agreement at a cost to FRD set forth in the settlement agreement.

The settlement agreement is also conditioned upon the consent of Denny's revolving credit facility lender. If the terms of the proposed settlement agreement, including the financing described above, are satisfied, Advantica's ownership of the common stock of FRD (or controlling interest in the case of the third bullet point above) will transfer to the unsecured creditors of FRD.

In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the proposed settlement agreement outlined above, there can be no assurance that we will be able to recover any or all of the secured obligations owed to us under the Coco's/Carrows credit facility. However, since we report FRD as a net liability of discontinued operations in our consolidated balance sheets, we will not incur any additional losses from the disposition of FRD (even if no amounts are realized from the proposed settlement agreement or other disposal actions). However, a reversal of discontinued operations reporting resulting from, among other things, a failure to consummate a sale or transfer of ownership to FRD, would require us to recognize the previously deferred losses in our consolidated statements of operations.

Cash Requirements

The following table sets forth a calculation of our cash (used in) provided by operations, for the periods indicated:

                                                                   FISCAL YEAR ENDED
                                                              ---------------------------
                                                              DECEMBER 27,   DECEMBER 26,
                                                                  2000           2001
                                                              ------------   ------------
(In thousands)
Net loss                                                        $(98,002)      $(88,544)
Equity in loss from discontinued operations, net                  15,530             --
Impairment charges                                                 6,416         13,630
Restructuring charges and exit costs                              12,556         16,863
Gains from refranchising and other, net                          (51,219)       (13,340)
Extraordinary item                                                    --         (7,778)
Other noncash charges                                            137,576        114,560
Change in certain working capital items                          (21,906)       (14,500)
Change in other assets and other liabilities, net                 (9,363)       (12,731)
                                                                --------       --------
Cash (used in) provided by operations                           $ (8,412)      $  8,160
                                                                ========       ========

Our future contractual obligations and commitments at December 26, 2001 consist of the following:

                                                              PAYMENTS DUE BY PERIOD
                                           -------------------------------------------------------------
                                                        LESS THAN      1-2        3-4        5 YEARS
                                             TOTAL      1 YEAR (a)    YEARS      YEARS    AND THEREAFTER
                                           ----------   ----------   --------   -------   --------------
(In thousands)
Long-term debt                             $  594,294    $   599     $ 59,872   $   477      $533,346
Capital lease obligations                      40,050      4,523        7,389     6,456        21,682
Operating lease obligations                   356,162     47,875       84,043    68,496       155,748
Information technology agreement (b)           15,847     11,856        3,991        --            --
                                           ----------    -------     --------   -------      --------
                                           $1,006,353    $64,853     $155,295   $75,429      $710,776
                                           ==========    =======     ========   =======      ========

------------------------------------

(a) In addition to scheduled maturities of principal, approximately $74.8 million of cash will be required in 2002 to meet interest payments on long-term debt.
(b) In January 2000, we entered into an agreement with Affiliated Computer Services, Inc., or ACS, to manage and operate our information technology for its corporate headquarters, restaurants and field management. ACS oversees data center operations, desktop support, data networking, help desk operations and POS hardware maintenance. The agreement expires April 30, 2003.

In addition to the obligations and commitments listed above, we have purchase agreements with various vendors for certain products and supplies, principally PFC/MBM (see "Business -- Raw Materials Sources and Availability").

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. During 2001, our capital expenditures were $42.2 million. Of that amount, approximately $1.1 million was financed through capital leases. Capital expenditures during 2002 are expected to total $35 million to $45 million; however, we are not committed to spending this amount and could spend less if circumstances require.

Historically, we have met our liquidity requirements with internally generated funds, external borrowings and in recent years, proceeds from asset sales. Our ability to meet liquidity requirements, debt service obligations and to maintain continuity of operations will depend on a number of factors, including our ability to refinance our current revolving credit facility by its January 7, 2003 maturity date and our ability to meet targeted levels of operating cash flow. We are currently considering alternatives for refinancing our revolving credit facility. We believe that we will be able to negotiate a replacement credit facility on or prior to the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms. Additionally, there can be no assurance that targeted levels of operating cash flow will actually be achieved. Our ability to achieve operating cash flow targets will depend upon consumer tastes, the success of marketing initiatives and other efforts to increase customer traffic in our restaurants, prevailing economic conditions and other matters, some of which are beyond our control. We believe that, together with funds available under the revolving credit facility (or replacement facility), we will have sufficient cash flow from operations to meet working capital requirements, to pay interest and scheduled amortization on all of our outstanding indebtedness and to fund anticipated capital expenditures through 2002.

At December 26, 2001, our working capital deficit, excluding net liabilities of discontinued operations, was $147.5 million compared to $170.6 million at December 27, 2000. The decrease in the working capital deficit at December 26, 2001 is primarily related to the use of cash on hand and borrowings under the revolving credit facility to satisfy current liabilities, the reduction in capital lease obligations resulting in the extraordinary gain recorded in 2001 and the reduction of company-owned units from refranchising activity and store closures. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and
(3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, or SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," which amended certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. We adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001 in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, did not have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 27, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has had no impact on our financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets," which became effective for us on December 27, 2001, the first day of our 2002 fiscal year. SFAS 142 requires us, among other things, to discontinue goodwill amortization, including the amortization of our reorganization value in excess of amounts allocable to identifiable assets. In addition, the standard provides for reclassifying certain intangibles as goodwill, reassessing the useful lives of intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test within six months from the date of adoption. We have determined that we will no longer amortize excess reorganization value, goodwill and trade names. Total amortization expense related to those intangible assets for 1999, 2000 and 2001 was $91.1 million, $45.4 million and $31.6 million, respectively. During the first quarter of 2002, we will complete our testing of intangible assets with definite lives and our assessment of impairment of goodwill and other intangible assets with indefinite lives. At this time, however, we do not anticipate a change in the useful lives of our intangible assets nor do we expect to incur an impairment charge as a result of implementing SFAS 142.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 became effective for us on December 27, 2001, the first day of our 2002 fiscal year. We do not expect our adoption of the statement to have a significant impact on our financial position or future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the revolving credit facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point change in the revolving credit facility interest rate (approximately 6.1% at December 26, 2001) would cause the interest expense for 2002 to change by approximately $0.6 million. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at December 26, 2001. However, the nature and amount of our borrowings under the revolving credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $379 million at December 26, 2001. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The decrease in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at December 26, 2001 relates primarily to market quotations for our Senior Notes.

COMMODITY PRICE RISK

We purchase certain food products such as beef, poultry, pork and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, certain purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and in those circumstances increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at December 26, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements which appears on page F-1 herein.

FORM 11-K INFORMATION

Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, we will file as an amendment to this Annual Report on Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Advantica 401(k) Plans.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement (to be filed later) in connection with Advantica's Annual Meeting of the Shareholders to be held on May 22, 2002. The information required by this item related to our executive officers appears in
Item I of Part I of this report under the caption "Executive Officers of the Registrant."

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

INFORMATION REGARDING CERTAIN INDEBTEDNESS

The following information regarding certain of our debt does not purport to be complete and is qualified in its entirety by reference to the documents governing such debt, including the definitions of certain terms therein, which have been filed as exhibits to filings of Advantica and/or FRD with the Commission. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference. See Note 9 to our consolidated financial statements for additional information regarding our indebtedness and the terms thereof (including indebtedness under the revolving credit facility and certain mortgage financings).

ADVANTICA PUBLIC DEBT

Advantica currently has outstanding $529.6 million aggregate principal amount of 11 1/4% Senior Notes due 2008, or Senior Notes. The Senior Notes are senior unsecured obligations of Advantica and rank pari passu in right of payment to all senior indebtedness, including the revolving credit facility. The Senior Notes are effectively subordinated to Advantica's secured indebtedness, including indebtedness under the revolving credit facility. The Senior Notes are structurally subordinated to indebtedness under the revolving credit facility to the extent of direct obligations of Advantica's subsidiaries, as borrowers and as subsidiary guarantors, thereunder. Interest on the Senior Notes accrues at a rate equal to 11 1/4% per annum and is payable semi-annually in arrears on each July 15 and January 15. They will mature on January 15, 2008.

The Senior Notes will be redeemable, in whole or in part, at the option of Advantica at any time on or after January 15, 2003, at a redemption price equal to 105.625% of the principal amount thereof to and including January 14, 2004, at 103.750% of the principal amount thereof to and including January 14, 2005, at 101.875% of the principal amount thereof to and including January 14, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

THE FRD NOTES

FRD currently has outstanding $156.9 million principal amount of 12.5% Senior Notes, or FRD Notes. The FRD Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of FRD. The FRD Notes are effectively subordinated to secured indebtedness of FRD, including FRD's guaranty of borrowings under the Coco's/Carrows credit facility, to the extent of the value of FRD's assets securing such guaranty. Borrowings under the Coco's/Carrows credit facility are secured by substantially all of FRD's assets. The FRD Notes are structurally subordinated to all indebtedness of FRD's subsidiaries, including indebtedness under the Coco's/Carrows credit facility. Interest on the FRD Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15.

The FRD Notes, by their terms, mature on July 15, 2004. They are redeemable, in whole or in part, at the option of FRD at any time on or after May 23, 2001, at a redemption price equal to 105.0% of the principal amount thereof to and including May 22, 2002, at 102.5% of the principal amount thereof to and including May 22, 2003, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

On January 16, 2001, FRD elected not to make the interest payment (and all subsequent interest payments to date) due with respect to the FRD Notes. As a result of the nonpayments, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the FRD Notes. The FRD bankruptcy filing, as discussed in "Legal Proceedings" and Note 3 to our consolidated financial statements, operates as an automatic stay of all collection and enforcement actions by the holders of the FRD Notes with respect to FRD's failure to make the interest payments when due. See also the discussion of the proposed settlement agreement in "Management's Discussion and Analysis -- Liquidity and Capital Resources" and Note 9 to our consolidated financial statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
 *2.1     Joint Plan of Reorganization of FCI and Flagstar, as amended
          November 7, 1997 and as confirmed by order of the United
          States Bankruptcy Court for the District of South Carolina
          entered November 12, 1997 (incorporated by reference to
          Exhibit 2.1 to FCI's Form 8-K, dated November 12, 1997).
 *3.1     Restated Certificate of Incorporation of Advantica dated
          January 7, 1998 (incorporated by reference to Exhibit 3.1 to
          Form 8-A of Advantica filed January 7, 1998 relating to the
          Advantica's common stock (the "Form 8-A")).
 *3.2     Certificate of Ownership and Merger of FCI filed January 7,
          1998 (incorporated by reference to Exhibit 3.2 to Amendment
          No. 1 to the Registration Statement (No. 333-45811) of
          Advantica).
 *3-2A    Certificate of Designation, Preferences, and Rights of
          Series A Junior Participating Preferred Stock of Advantica
          dated December 16, 1998 (incorporated by reference to
          Exhibit 3.2A to Amendment No. 2 to the Registration
          Statement (No. 333-72658) of Advantica (the "Advantica 2001
          Form S-4 Amendment No. 2")).
 *3-2B    Certificate of Ownership and Merger merging TWS Funding,
          Inc. into Advantica dated December 17, 2001 (incorporated by reference to Exhibit 3.2B to the "Advantica 2001 S-4
          Amendment No. 2").
 *3.3     By-Laws of Advantica, as amended through January 24, 2001
          (incorporated by reference to Exhibit 3.1 to Advantica's
          Quarterly Report on Form 10-Q for the quarter ended March
          28, 2001(the "2001 First Quarter Form 10-Q")).
 *4.1     Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the "FRD Indenture") (incorporated by reference to Exhibit 4.1 to Registration Statements on
          Forms S-1 and S-4 dated as of September 6, 1996 (No.
          333-07601) of FRD (the "FRD Form S-1/S-4")).
 *4.2     Form of First Supplemental Indenture to the FRD Indenture
          dated as of August 23, 1996 (incorporated by reference to
          Exhibit 4.1.1 to the FRD Form S-l/S-4).
 *4.3     Indenture relating to the Senior Notes (including the form of security) dated as of January 7, 1998, between Advantica and First Trust National Association, as Trustee
          (incorporated by reference to Exhibit 4.1 to Advantica's
          Form 8-K filed January 15, 1998 (the "1998 Form 8-K")).
 *4.4     Warrant Agreement (including the form of Warrant)
          (incorporated by reference to Exhibit 10.1 to the Form 8-A of Advantica filed January 7, 1998 relating to Advantica's common stock warrants).
 *4.5     Rights Agreement, dated as of December 15, 1998, between
          Advantica and Continental Stock Transfer and Trust Company,
          as Rights Agent (including Form of Right Certificate)
          (incorporated by reference to Exhibit 1 to Advantica's Form
          8-A, filed December 15, 1998, relating to Preferred Stock
          purchase rights).
*10.1     Consent Order dated March 26, 1993 between the U.S.
          Department of Justice, Flagstar and Denny's, Inc.
          (incorporated by reference to Exhibit 10.42 to the
          Registration Statement on Form S-2 (No. 33-49843) of
          Flagstar (the "Form S-2")).
*10.2     Fair Share Agreement dated July 1, 1993 between Flagstar and the NAACP (incorporated by reference to Exhibit 10.43 to the
          Form S-2).

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
*10.3     Amended Consent Decree dated May 24, 1994 (incorporated by reference to Exhibit 10.50 to FCI's Annual Report on Form
          10-K for the year ended December 31, 1994 (the "1994 Form
          10-K")).
*10.4     Consent Decree dated May 24, 1994 among certain named
          claimants, individually and on behalf of all others
          similarly situated, Flagstar and Denny's, Inc. (incorporated by reference to Exhibit 10.51 to the 1994 Form 10-K).
*10.5     Employment Agreement, dated as of January 10, 1995, between
          FCI and James B. Adamson (incorporated by reference to
          Exhibit 10.42 to the 1994 Form 10-K).
*10.6     Amendment to Employment Agreement, dated as of February 27,
          1995, between FCI and James B. Adamson (incorporated by
          reference to Exhibit 10.44 to the 1994 Form 10-K).
*10.7     Second Amendment to Employment Agreement, dated December 31,
          1996, between FCI and James B. Adamson (incorporated by
          reference to Exhibit 10.47 to FCI's Annual Report on Form
          10-K for the year ended December 31, 1996 (the "1996 Form
          10-K")).
*10.8     Information Systems Management Agreement, dated February 22,
          1996, between Flagstar and Integrated Systems Solutions
          Corporation (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
*10.9     Employment Agreement between Advantica and James B. Adamson, amended and restated as of January 7, 1998 (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1999 (the "1999
          First Quarter Form 10-Q")).
*10.10    Credit Agreement, dated January 7, 1998, among Denny's,
          Inc., El Pollo Loco, Inc., Flagstar Enterprises, Inc.,
          Flagstar Systems, Inc. and Quincy's Restaurants, Inc., as
          borrowers, Advantica, as a guarantor, the lenders named
          therein, and The Chase Manhattan Bank, as administrative
          agent (the "Advantica Credit Agreement") (incorporated by
          reference to Exhibit 10.1 to the 1998 Form 8-K).
*10.11    Amendment No. 1 and Waiver, dated as of March 16, 1998,
          relating to the Advantica Credit Agreement (incorporated by reference to Exhibit 10.53 to the Registration Statement
          (No. 333-4581) of Advantica).
*10.12    Amendment No. 2 and Waiver, dated as of May 21, 1998,
          relating to the Advantica Credit Agreement (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on
          Form 10-Q for the quarter ended July 1, 1998).
*10.13    Amendment No. 3 and Waiver, dated as of July 16, 1998, to
          the Advantica Credit Agreement (incorporated by reference to
          Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1998).
*10.14    Amendment No. 4, dated as of November 12, 1998, to the
          Advantica Credit Agreement (incorporated by reference to
          Exhibit 10.35 to Advantica's Annual Report on Form 10-K for
          the year ended December 30, 1998).
*10.15    Advantica Restaurant Group Director Stock Option Plan, as
          amended through January 24, 2001 (incorporated by reference to Exhibit 10.1 to the 2001 First Quarter Form 10-Q).
*10.16    Amendment No. 5, dated March 12, 1999, to the Advantica
          Credit Agreement (incorporated by reference to Exhibit 10.3 to the 1999 First Quarter Form 10-Q).
*10.17    Amendment No. 6, dated December 20, 1999, to the Advantica
          Credit Agreement (incorporated by reference to Exhibit 10.37 to Advantica's Annual Report on Form 10-K for the year ended
          December 29, 1999).
*10.18    Merger Amendment, dated March 15, 1999, to the Advantica
          Restaurant Group Stock Option Plan and the Advantica
          Restaurant Group Officer Stock Option Plan (incorporated by reference to Exhibit 10.4 to the 1999 First Quarter Form
          10-Q).
 10.19    Advantica Stock Option Plan as amended through November 28,
          2001.
*10.20    Credit Agreement, dated May 14, 1999, among Coco's
          Restaurants, Inc., Carrows Restaurants, Inc., and jojo's
          Restaurants, Inc., as borrowers, FRD Acquisition Co. and FRD
          Corporation, as guarantors, the lenders named therein,
          Credit Lyonnias New York Branch as administrative agent, and
          The Chase Manhattan Bank, as documentation agent and
          syndication agent (incorporated by reference to Exhibit 10.1 to Advantica's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
*10.21    Addendum Agreement, dated April 7, 2000, between Advantica and James B. Adamson (incorporated by reference to Exhibit
          10.1 to Advantica's Quarterly Report on Form 10-Q for the
          quarter ended March 29, 2000 (the "2000 First Quarter Form
          10-Q")).
*10.22    Form of Agreement, dated February 9, 2000, providing certain retention incentives and severance benefits for Company
          management (incorporated by reference to Exhibit 10.2 to the
          2000 First Quarter Form 10-Q)

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
*10.23    Master Service Agreement for Information Technology
          Services, dated January 25, 2000, between Advantica and
          Affiliated Computer Services, Inc. (incorporated by
          reference to Exhibit 10.1 to Advantica's Quarterly Report on
          Form 10-Q for the quarter ended June 28, 2000 (the "2000
          Second Quarter Form 10-Q")).
*10.24    Amendment No. 7, dated as of June 20, 2000, to the Advantica
          Credit Agreement (incorporated by reference to Exhibit 10.3 to the 2000 Second Quarter Form 10-Q).
*10.25    Amendment No. 8, dated as of December 26, 2000, to the
          Advantica Credit Agreement (incorporated by reference to
          Exhibit 10.26 to Advantica's Annual Report on Form 10-K for
          the year ended December 27, 2000).
*10.26    Amendment No. 9, dated as of October 18, 2001, to the
          Advantica Credit Agreement (incorporated by reference to
          Exhibit 10.29 to Advantica 2001 S-4 Amendment No. 2.)
*10.27    Amendment, dated February 6, 2001, to Addendum Agreement
          between Advantica and James B. Adamson dated April 7, 2000
          (incorporated by reference to Exhibit 10.2 to the 2001 First
          Quarter Form 10-Q).
*10.28    Employment Agreement dated January 2, 2001 between Advantica and Nelson J. Marchioli (incorporated by reference to
          Exhibit 10.3 to the 2001 First Quarter Form 10-Q).
*10.29    Stipulation and Agreement of Settlement, dated February 19,
          2002, by and among FRD, the Creditors Committee, Advantica,
          Denny's, FRI-M Corporation, Coco's and Carrows, and as filed with the Bankruptcy Court on February 19, 2002 (incorporated by reference to Exhibit 99.1 to Advantica's Form 8-K, dated
          February 19, 2001).
 12       Computation of Ratio of Earnings to Fixed Charges.
 21       Subsidiaries of Advantica.
 23.1     Consent of Deloitte and Touche LLP.
 99       Safe Harbor Under the Private Securities Litigation Reform
          Act of 1995.

(b) No reports on Form 8-K were filed during the quarter ended December 26, 2001. Subsequent to year end, on February 20, 2002, we filed a report on Form 8-K reporting under Item 5 that on February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a settlement agreement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The settlement agreement, which is attached to the Form 8-K as Exhibit 99.1, was filed with the bankruptcy court on February 19, 2002 and approved by the court on March 8, 2002. No financial statements were required to be included and were not included in this Form 8-K filing.

                        ADVANTICA RESTAURANT GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report                                  F-2

Consolidated Statements of Operations for the Three Fiscal
Years Ended December 26, 2001                                 F-3

Consolidated Balance Sheets as of December 27, 2000 and
December 26, 2001                                             F-4

Consolidated Statements of Shareholders' Equity (Deficit)
for the Three Fiscal Years Ended December 26, 2001            F-5

Consolidated Statements of Cash Flows for the Three Fiscal
Years Ended December 26, 2001                                 F-6

Notes to Consolidated Financial Statements                    F-8

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Advantica Restaurant Group, Inc. and subsidiaries as of December 26, 2001 and December 27, 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 26, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, Advantica's consolidated financial statements present fairly, in all material respects, the consolidated financial position of Advantica at December 26, 2001 and December 27, 2000, and the results of its consolidated operations and consolidated cash flows for each of the three fiscal years in the period ended December 26, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 19, 2002, except
as to Note 9, which is as of
March 8, 2002, and Note 19, which is
as of March 9, 2002.

                        ADVANTICA RESTAURANT GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 29,   DECEMBER 27,   DECEMBER 26,
                                                                  1999           2000           2001
                                                              ------------   ------------   ------------
(In thousands, except per share amounts)
Revenue:
  Company restaurant sales                                     $1,140,338     $1,080,641     $  949,180
  Franchise and licensing revenue                                  59,911         74,608         90,548
                                                               ----------     ----------     ----------
          Total operating revenue                               1,200,249      1,155,249      1,039,728
                                                               ----------     ----------     ----------
Cost of company restaurant sales:
  Product costs                                                   293,860        280,473        237,721
  Payroll and benefits                                            446,497        427,222        382,864
  Occupancy                                                        60,935         59,311         55,941
  Other operating expenses                                        156,466        162,881        142,281
                                                               ----------     ----------     ----------
          Total costs of company restaurant sales                 957,758        929,887        818,807
Franchise restaurant costs                                         28,737         38,000         39,002
General and administrative expenses                                74,852         66,291         60,180
Amortization of excess reorganization value                        88,989         42,133         28,692
Depreciation and other amortization                               130,782        111,449         95,639
Impairment charges                                                136,500          6,416         13,630
Restructuring charges and exit costs                                   --         12,556         16,863
Gains on refranchising and other, net                             (21,514)       (51,219)       (13,340)
                                                               ----------     ----------     ----------
          Total operating costs and expenses                    1,396,104      1,155,513      1,059,473
                                                               ----------     ----------     ----------
Operating loss                                                   (195,855)          (264)       (19,745)
                                                               ----------     ----------     ----------
Other expenses:
  Interest expense, net                                            79,435         81,821         73,235
  Other nonoperating (income) expenses, net                          (302)        (1,415)         1,771
                                                               ----------     ----------     ----------
          Total other expenses, net                                79,133         80,406         75,006
                                                               ----------     ----------     ----------
Loss before income taxes                                         (274,988)       (80,670)       (94,751)
Provision for income taxes                                            814          1,802          1,571
                                                               ----------     ----------     ----------
Loss from continuing operations                                  (275,802)       (82,472)       (96,322)
Discontinued operations:
  Gain on sale of discontinued operations, including
     provision of $5,900 for operating losses during the
     disposal period, net of income tax provision of $37            9,616             --             --
  Loss from operations of discontinued operations, net of
     income tax provision (benefit): 1999 -- $408;
     2000 -- $(1,416); 2001 -- $0                                (115,718)       (15,530)            --
                                                               ----------     ----------     ----------
Loss before extraordinary item                                   (381,904)       (98,002)       (96,322)
Extraordinary item                                                     --             --          7,778
                                                               ----------     ----------     ----------
Net loss                                                       $ (381,904)    $  (98,002)    $  (88,544)
                                                               ==========     ==========     ==========
Per share amounts applicable to common shareholders:
  Basic and diluted earnings per share:
     Loss from continuing operations                           $    (6.89)    $    (2.06)    $    (2.40)
     Loss from discontinued operations, net                         (2.65)         (0.39)            --
                                                               ----------     ----------     ----------
     Loss before extraordinary item                                 (9.54)         (2.45)    $    (2.40)
     Extraordinary item                                                --             --           0.19
                                                               ----------     ----------     ----------
     Net loss                                                  $    (9.54)    $    (2.45)    $    (2.21)
                                                               ==========     ==========     ==========
Weighted average outstanding and equivalent shares                 40,024         40,070         40,136
                                                               ==========     ==========     ==========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 27,   DECEMBER 26,
                                                                  2000           2001
                                                              ------------   ------------
(In thousands)
ASSETS
Current Assets:
     Cash and cash equivalents                                 $  27,260      $   6,696
     Receivables, less allowance for doubtful accounts of:
       2000 -- $4,308; 2001 -- $2,730                              8,260          6,508
     Inventories                                                  10,249          7,979
     Other                                                        10,593         18,954
                                                               ---------      ---------
Total Current Assets                                              56,362         40,137
Property, net                                                    425,327        362,441
Other Assets:
     Reorganization value in excess of amounts allocable to
      identifiable assets, net of accumulated amortization
      of: 2000 -- $202,304; 2001 -- $230,995                      61,177         28,285
     Goodwill, net of accumulated amortization of:
      2000 -- $2,495; 2001 -- $4,181                              25,476         25,068
     Other intangible assets, net of accumulated
      amortization of:
       2000 -- $23,168; 2001 -- $29,399                          115,516        103,302
     Deferred financing costs, net                                12,543         10,067
     Other                                                        48,865         37,953
                                                               ---------      ---------
Total Assets                                                   $ 745,266      $ 607,253
                                                               =========      =========
LIABILITIES
Current Liabilities:
     Current maturities of notes and debentures                $   1,086      $     599
     Current maturities of capital lease obligations              10,510          4,523
     Accounts payable                                             69,920         55,862
     Net liabilities of discontinued operations                   69,400         15,115
     Other                                                       145,473        126,618
                                                               ---------      ---------
Total Current Liabilities                                        296,389        202,717
                                                               ---------      ---------
Long-Term Liabilities:
     Notes and debentures, less current maturities               553,730        609,531
     Capital lease obligations, less current maturities           39,980         35,527
     Liability for insurance claims                               25,468         26,778
     Other noncurrent liabilities and deferred credits            75,960         72,457
                                                               ---------      ---------
Total Long-Term Liabilities                                      695,138        744,293
                                                               ---------      ---------
Total Liabilities                                                991,527        947,010
                                                               ---------      ---------
Commitments and contingencies

SHAREHOLDERS' DEFICIT
Common Stock:
     $0.01 par value; shares authorized -- 100,000; issued
      and outstanding: 2000 -- 40,058; 2001 -- 40,143                401            401
Paid-in capital                                                  417,203        417,293
Deficit                                                         (661,325)      (749,869)
Accumulated other comprehensive loss                              (2,540)        (7,582)
                                                               ---------      ---------
Total Shareholders' Deficit                                     (246,261)      (339,757)
                                                               ---------      ---------
Total Liabilities and Shareholders' Deficit                    $ 745,266      $ 607,253
                                                               =========      =========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                        ACCUMULATED        TOTAL
                                             COMMON STOCK     ADDITIONAL                   OTHER       SHAREHOLDERS'
                                            ---------------    PAID-IN                 COMPREHENSIVE      EQUITY/
                                            SHARES   AMOUNT    CAPITAL      DEFICIT    INCOME (LOSS)     (DEFICIT)
                                            ------   ------   ----------   ---------   -------------   -------------
(In thousands)
Balance, December 30, 1998                  40,010    $400     $417,016    $(181,419)     $    47        $ 236,044
                                            ------    ----     --------    ---------      -------        ---------
  Comprehensive loss:
     Net loss                                   --      --           --     (381,904)          --         (381,904)
     Other comprehensive loss:
       Foreign currency translation
          adjustments                           --      --           --           --          (87)             (87)
                                            ------    ----     --------    ---------      -------        ---------
  Comprehensive loss                            --      --           --     (381,904)         (87)        (381,991)
  Issuance of common stock                      15      --          107           --           --              107
                                            ------    ----     --------    ---------      -------        ---------
Balance, December 29, 1999                  40,025     400      417,123     (563,323)         (40)        (145,840)
                                            ------    ----     --------    ---------      -------        ---------
  Comprehensive loss:
     Net loss                                   --      --           --      (98,002)          --          (98,002)
     Other comprehensive loss:
       Foreign currency translation
          adjustments                           --      --           --           --          (56)             (56)
       Additional minimum pension
          liability                             --      --           --           --       (2,444)          (2,444)
                                            ------    ----     --------    ---------      -------        ---------
  Comprehensive loss                            --      --           --      (98,002)      (2,500)        (100,502)
  Issuance of common stock                      53       1           80           --           --               81
  Cancellation of common stock held for
     former debt holders                       (20)     --           --           --           --               --
                                            ------    ----     --------    ---------      -------        ---------
Balance, December 27, 2000                  40,058     401      417,203     (661,325)      (2,540)        (246,261)
                                            ------    ----     --------    ---------      -------        ---------
  Comprehensive loss:
     Net loss                                   --      --           --      (88,544)          --          (88,544)
     Other comprehensive loss:
       Foreign currency translation
          adjustments                           --      --           --           --          (80)             (80)
       Additional minimum pension
          liability                             --      --           --           --       (4,962)          (4,962)
                                            ------    ----     --------    ---------      -------        ---------
  Comprehensive loss                            --      --           --      (88,544)      (5,042)         (93,586)
  Issuance of common stock                      85      --           90           --           --               90
                                            ------    ----     --------    ---------      -------        ---------
Balance, December 26, 2001                  40,143    $401     $417,293    $(749,869)     $(7,582)       $(339,757)
                                            ======    ====     ========    =========      =======        =========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FISCAL YEAR ENDED
                                                               ------------------------------------------
                                                               DECEMBER 29,   DECEMBER 27,   DECEMBER 26,
                                                                   1999           2000           2001
                                                               ------------   ------------   ------------
(In thousands)
Net loss                                                        $(381,904)      $(98,002)      $(88,544)
Adjustments to Reconcile Net Loss to Cash Flows from
Operating Activities:
  Amortization of reorganization value in excess of
     amounts allocable to identifiable assets                      88,989         42,133         28,692
  Depreciation and other amortization                             130,782        111,449         95,639
  Impairment charges                                              136,500          6,416         13,630
  Restructuring charges and exit costs                                 --         12,556         16,863
  Amortization of deferred gains                                  (12,003)       (12,445)       (11,322)
  Amortization of deferred financing costs                          6,219          5,708          3,440
  Gains on refranchising and other, net                           (21,514)       (51,219)       (13,340)
  Gain on sale of discontinued operations, net                     (9,616)            --             --
  Equity in loss from discontinued operations, net                115,718         15,530             --
  Amortization of debt premium                                    (13,901)        (9,074)        (1,889)
  Extraordinary item                                                   --             --         (7,778)
  Other                                                                15           (195)            --
  Changes in Assets and Liabilities Net of Effects of
     Acquisitions and Dispositions:
     Decrease (increase) in assets:
       Receivables                                                 (1,744)        12,425          8,106
       Inventories                                                    529            505          1,710
       Other current assets                                         1,089         (2,797)         1,519
       Other assets                                               (10,908)        (3,716)        (3,698)
     Increase (decrease) in liabilities:
       Accounts payable                                           (17,025)         2,673         (5,027)
       Accrued salaries and vacations                              (2,420)        (2,105)          (355)
       Accrued taxes                                               (1,581)        (2,768)          (582)
       Other accrued liabilities                                  (27,051)       (29,839)       (19,871)
       Other noncurrent liabilities and deferred credits          (11,297)        (5,647)        (9,033)
                                                                ---------       --------       --------
Net cash flows (used in) provided by operating activities         (31,123)        (8,412)         8,160
                                                                ---------       --------       --------

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 29,   DECEMBER 27,   DECEMBER 26,
                                                                  1999           2000           2001
                                                              ------------   ------------   ------------
(In thousands)
Cash Flows from Investing Activities:
  Purchase of property                                          $(76,780)      $(37,474)      $(41,117)
  Proceeds from disposition of property                           17,147         72,874         29,189
  Acquisition of restaurant units                                (13,963)        (4,461)            --
  Advances to discontinued operations, net                       (11,791)        (1,910)       (53,339)
  Deposits securing FRD letters of credit                             --             --         (9,790)
  Proceeds from sale of discontinued operations, net             109,414             --             --
  Purchase of investments                                        (45,564)            --             --
  Proceeds from sale and maturity of investments                  89,224         17,084             --
  Proceeds from maturity of investments securing
     in-substance defeased debt                                   19,025        158,710             --
                                                                --------       --------       --------
Net cash flows provided by (used in) investing activities         86,712        204,823        (75,057)
                                                                --------       --------       --------
Cash Flows from Financing Activities:
  Net borrowings under credit agreement                               --             --         58,700
  Deferred financing costs                                        (3,089)        (1,373)          (964)
  Debt transaction costs                                            (350)          (519)            --
  Long-term debt payments                                        (52,405)      (327,239)        (6,936)
  Net bank overdrafts                                              7,900         (5,848)        (4,467)
                                                                --------       --------       --------
Net cash flows (used in) provided by financing activities        (47,944)      (334,979)        46,333
                                                                --------       --------       --------
Increase (decrease) in cash and cash equivalents                   7,645       (138,568)       (20,564)
Cash and Cash Equivalents at:
  Beginning of year                                              158,183        165,828         27,260
                                                                --------       --------       --------
  End of year                                                   $165,828       $ 27,260       $  6,696
                                                                ========       ========       ========
Supplemental Cash Flow Information:
  Income taxes paid                                             $  1,539       $  1,327       $  2,191
                                                                ========       ========       ========
  Interest paid                                                 $101,086       $100,262       $ 74,601
                                                                ========       ========       ========
  Noncash investing activities:
     Notes received related to refranchising                    $ 11,504       $  3,557       $  1,433
                                                                ========       ========       ========
     Notes forgiven related to reacquisition of restaurants     $  2,015       $  1,340       $  1,146
                                                                ========       ========       ========
     Other investing                                            $  8,458       $  4,506       $  2,068
                                                                ========       ========       ========
  Noncash financing activities:
     Capital lease obligations                                  $ 28,804       $  5,760       $  1,078
                                                                ========       ========       ========
     Other financing                                            $    846       $    900             --
                                                                ========       ========       ========

                See notes to consolidated financial statements.

                        ADVANTICA RESTAURANT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 INTRODUCTION AND BASIS OF REPORTING

Advantica Restaurant Group, Inc., or Advantica, is one of the largest restaurant companies in the United States operating moderately priced restaurants in the mid-scale dining segment. Our core brand is Denny's, the nation's largest family-style restaurant chain in the mid-scale segment in terms of market share, number of units and U.S. systemwide sales. At December 26, 2001, Denny's operated 621 company-owned and 1,128 franchised/licensed restaurants in 49 states, the District of Columbia, 2 U.S. territories and 5 foreign countries, with principal concentrations in California, Florida and Texas. Advantica also operates the Coco's and Carrows restaurant chains through its wholly owned subsidiary, FRD Acquisition Co., or FRD. Coco's and Carrows compete in the family-style category and are located primarily in California. We have accounted for FRD as a discontinued operation in our consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30, or APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." See Notes 2 and 3.

At December 26, 2001, we had a shareholders' deficit of approximately $339.8 million and have incurred net losses in each of the last three fiscal years. Our revolving credit facility matures on January 7, 2003, and our 11 1/4% Senior Notes, or Senior Notes, mature on January 15, 2008. We expect to remain in compliance with our loan covenants throughout fiscal year 2002. Our ability to maintain continuity of operations will depend on a number of factors, including our ability to negotiate a replacement revolving credit facility. We are currently considering alternatives for refinancing our revolving credit facility. We believe that we will be able to negotiate a replacement credit facility on or prior to the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms.

Our consolidated financial statements include the accounts of Advantica and our subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation. Our fiscal year ends on the last Wednesday in December. References in our notes to the consolidated financial statements to 1999, 2000 and 2001 refer to the fiscal years ended December 29, 1999, December 27, 2000 and December 26, 2001, respectively.

NOTE 2 SUMMARY OF CRITICAL AND OTHER SIGNIFICANT ACCOUNTING POLICIES

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, self-insurance liabilities, impairment of long-lived assets, restructuring and exit costs, income taxes, contingencies and litigation and discontinued operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

We believe the following critical accounting policies relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments for franchise royalties, rent, advertising and notes receivable. In assessing recoverability of these receivables, we make assumptions regarding the financial condition of the franchisees based primarily on past payment trends and periodic financial information which the franchisees are required to submit to us. If the financial condition of our franchisees were to deteriorate and result in an impairment of their ability to make payments, we may be required to increase our allowances by recording additional bad debt expense. Likewise, should the financial condition of our franchisees improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse our allowances.

Self-Insurance Liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our workers' compensation, general/product and automobile insurance liabilities. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. If these patterns were to deteriorate, we may be required to increase our self-insurance liabilities by recording additional insurance expense. Likewise, should these patterns improve, we may be required to reduce our self-insurance liabilities by recording a reduction in insurance expense. Total discounted insurance liabilities at December 27, 2000 and December 26, 2001 were $39.1 million and $39.6 million, respectively, reflecting a 5% discount rate for 2000 and 2001. The related undiscounted amounts at such dates were $44.3 million and $44.7 million, respectively.

Impairment of Long-Lived Assets. Our long-lived assets include property, reorganization value in excess of amounts allocable to identifiable assets, goodwill and other intangible assets. We currently follow the provisions of Accounting Principles Board Opinion No. 17, or ABP 17, "Intangible Assets," and Statement of Financial Accounting Standards No. 121, or SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with APB 17 and SFAS 121, as applicable, we assess impairment of long-lived assets such as reorganization value in excess of amounts allocable to identifiable assets, goodwill and property whenever changes or events indicate that the carrying value may not be recoverable. In accordance with APB 17, we assess impairment of goodwill, reorganization value in excess of amounts allocable to identifiable assets and certain intangible assets whenever our market indicators (such as common stock market value) and/or operating trends have had other than a temporary adverse change. We apply a discounted cash flow approach to measure impairment using our estimated current cost of capital as the discount rate. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant and our plans for restaurant closings. In accordance with SFAS 121, we write down other long-lived assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets (see New Accounting Standards below).

Restructuring and Exit Costs. As a result of changes in our organizational structure, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units or units identified for closure. In assessing the cost of future obligations related to closed units or units identified for closure, we make assumptions regarding the timing of units' closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these estimates or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

Income Taxes. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998 -- see
Note 11) would decrease income tax expense in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our valuation allowance would increase income tax expense in the period such determination was made.

Contingencies and Litigation. We are subject to legal proceedings involving ordinary and routine claims incidental to our business as well as legal proceedings that are nonroutine and include compensatory or punitive damage claims. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. If these estimates or the related facts and circumstances change in the future, we may be required to increase or reduce our settlement liabilities by recording additional legal expense or by recording a reduction in legal expense.

Discontinued Operations. As noted in Note 1 and further described in Note 3, we have reported FRD as a discontinued operation in our consolidated financial statements as of the second quarter of 2000, or the measurement date, and through December 26, 2001 because we continue to maintain control over the operations of FRD while in bankruptcy. Reporting FRD as a discontinued operation required us to make estimates regarding (1) the results of operations from the measurement date to the disposal date and (2) the gain to be recorded upon disposal. Based on our determination that a gain is expected upon disposal, FRD's net losses of $89.5 million for the two quarters ended December 27, 2000 and $22.4 million for the year ended December 26, 2001, which were incurred subsequent to the measurement date, are deferred and included as a component of net liabilities of discontinued operations (included in other assets of discontinued operations as disclosed in Note 3) in our consolidated balance sheets, and accordingly, have not been recognized as losses in our consolidated statements of operations. A reversal of discontinued operations reporting resulting from, among other things, a failure to consummate a sale or transfer of ownership of FRD, would require us to recognize the previously deferred losses in our consolidated statements of operations.

Also, the following accounting policies significantly affect the preparation of our consolidated financial statements:

Cash and Cash Equivalents and Investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with longer maturities, generally consisting of corporate, United States Treasury or agency debt securities, are considered available for sale and reported in the balance sheet as investments at fair value. Unrealized holding gains and losses on available-for-sale investments, net of related tax effect, are reported as a separate component of shareholders' equity (deficit) until realized. At December 27, 2000 and December 26, 2001, we had no available-for-sale investments.

Inventories. Inventories are valued primarily at the lower of average cost (first-in, first-out) or market.

Property and Depreciation. We depreciate property by the straight-line method over its estimated useful life. We amortize property held under capital leases (at capitalized value) over its estimated useful life, limited generally by the lease period. The following estimated useful service lives were in effect during all periods presented in the financial statements:

     Buildings -- Five to twenty years
     Equipment -- Two to ten years
     Leasehold Improvements -- Estimated useful life limited by the lease period, generally between five and ten years.

Goodwill. Goodwill represents the excess of the cost of acquired assets over the fair market value of their net tangible and identifiable intangible assets. We amortized goodwill on a straight-line basis over a period of no more than 20 years; however, the amortization will be discontinued at the beginning of fiscal year 2002 in accordance with the implementation of SFAS 142 (see New Accounting Standards below).

Other Intangible Assets. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements. These assets have been amortized on the straight-line basis over the useful lives of the franchise and other agreements and over 40 years for trade names; however, the amortization for certain of the intangible assets will be discontinued at the beginning of fiscal year 2002 in accordance with the implementation of SFAS 142 (see New Accounting Standards below).

Reorganization Value in Excess of Amounts Allocable to Identifiable
Assets. Upon emergence from bankruptcy as of January 7, 1998, we adopted fresh start reporting pursuant to the guidance provided by American Institute of Certified Public Accountants' Statement of Position 90-7, or SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under fresh start reporting, the reorganization value that was not attributable to specific tangible or identified intangible assets was reported in our consolidated balance sheets as reorganization value in excess of amounts allocable to identifiable assets (see Note 5 regarding impairment of the reorganization value in 1999). We amortized the reorganization value using the straight-line method over a five-year period; however, the amortization will be discontinued at the beginning of fiscal year 2002 in accordance with the implementation of SFA 142 (see New Accounting Standards below).

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the interest method over the terms of the respective debt issues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 1999, 2000 and 2001 was $50.8 million, $53.3 million and $39.1 million, respectively.

Interest Associated with Discontinued Operations. During 1999, approximately $7.3 million of interest expense was allocated to certain discontinued operations based on the ratio of the net assets of the discontinued operations to our net assets after the adoption of fresh start reporting on January 7, 1998. There was no interest expense allocated to discontinued operations during 2000 and 2001.

Deferred Gains. In 1995, we sold our distribution subsidiary, Proficient Food Company, or PFC, for approximately $122.5 million. In conjunction with the sale, we entered into an eight-year distribution contract with the acquirer of PFC, which was subsequently extended to September 7, 2005. This transaction resulted in a deferred gain of approximately $72.0 million that is being amortized over the life of the distribution contract as a reduction of product costs. During 1996, we sold Portion-Trol Foods, Inc., or PTF, and the Mother Butler Pies division of Denny's, our two food processing operations. Consideration from the sales totaled approximately $72.1 million, including the receipt of approximately $60.6 million in cash. In conjunction with these sales, we entered into five-year purchasing agreements with the acquirers. These transactions resulted in deferred gains totaling approximately $41.5 million that are being amortized over the lives of the respective purchasing agreements as a reduction of product costs. Related to these purchasing agreements, we recognized gains of $10.5 million, $10.5 million and $9.3 million in 1999, 2000 and 2001, respectively. We reported deferred gain balances related to these purchasing agreements of $15.8 million and $6.5 million in our consolidated balance sheets at December 27, 2000 and December 26, 2001, respectively.

During 2001, we received $2.0 million from the sale of 25,000 shares of preferred stock of PTF's acquirer that we had received as consideration for the sale of PTF to the acquirer. At the date of the sale of PTF, we assigned no value to this portion of the consideration. Therefore, the gain on the sale of this preferred stock was $2.0 million. This gain was recorded as a reduction of product costs as it represented additional deferred gain on the sale of PTF. The purchasing agreement related to Mother Butler Pies expired on July 31, 2001 and the purchasing agreement related to PTF expires on December 31, 2001. During 2001, we extended our purchasing agreement with PTF through December 31, 2002 in exchange for, among other things, waiving the remaining $3.7 million of purchase commitment liabilities of certain discontinued operations related to PTF. As a result, the remaining $3.7 million, which is included in our deferred gain balance at December 26, 2001, will be amortized over the life of the purchasing agreement as a reduction of product costs.

Cash Overdrafts. We have included in accounts payable on the consolidated balance sheets cash overdrafts totaling $24.8 million and $20.4 million at December 27, 2000 and December 26, 2001, respectively.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. During 1999, 2000 and 2001, we recorded initial fees of $4.3 million, $6.2 million and $2.9 million, respectively. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis.

For 2001, our ten largest franchisees accounted for approximately 30% of our franchise revenues. At December 26, 2001, two of our ten largest franchisees were in bankruptcy. Those two franchisees accounted for approximately 6% of our franchise revenue in 2001. Both of the franchisees have continued to pay applicable fees in accordance with their franchise and/or lease agreements subsequent to their bankruptcy filing dates; however, no assurances can be given as to the outcome of these franchisee bankruptcy cases.

Gains on Sales of Company-Owned Restaurants. We typically do not include real estate in our sales of company-owned restaurants; therefore, we recognize gains on sale transactions at the time collection of the sale price is reasonably assured. From sales of company-owned restaurants we received proceeds totaling $27.6 million, $74.4 million and $29.8 million in 1999, 2000 and 2001, respectively. Of those amounts, we received cash proceeds in 1999, 2000 and 2001 of $16.1 million, $70.9 million and $28.3 million, respectively. Any gains on sales of company-owned restaurants that include real estate are recognized when the cash proceeds exceed 20 percent of the sales price, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." During 1999, 2000 and 2001, we had no sales of company-owned restaurants that included real estate.

New Accounting Standards. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, or SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," which amended certain provisions of SFAS 133 to clarify areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. We adopted SFAS 133 and the corresponding amendments under SFAS 138 at the beginning of fiscal year 2001 in accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 138, did not have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 27, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has had no impact on our financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets," which will be effective for us beginning December 27, 2001, the first day of our 2002 fiscal year. SFAS 142 requires us, among other things, to discontinue goodwill amortization, including the amortization of our reorganization value in excess of amounts allocable to identifiable assets. In addition, the standard provides for reclassifying certain intangibles as goodwill, reassessing the useful lives of intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test within six months from the date of adoption. We have determined that we will no longer amortize excess reorganization value, goodwill and trade names. Total amortization expense related to those intangible assets for 1999, 2000 and 2001 was $91.1 million, $45.4 million and $31.6 million, respectively. During the first quarter of 2002, we will complete our testing of intangible assets with definite lives and our assessment of goodwill and other intangible assets with indefinite lives. At this time, however, we do not anticipate a change in the useful lives of our intangible assets nor do we expect to incur an impairment charge as a result of implementing SFAS 142.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 will be effective for us beginning the first day of our 2002 fiscal year. We do not expect our adoption of the statement to have a significant impact on our financial position or future results of operations.

NOTE 3 DISPOSITIONS OF BUSINESS SEGMENTS AND DISCONTINUED OPERATIONS

Our statements of consolidated operations and cash flows for all periods presented herein reflect FRD and El Pollo Loco, Inc., or EPL, as discontinued operations in accordance with APB 30. Revenue, operating income (loss) and net loss of the discontinued operations for the reported periods are as follows:

                                                               1999        2000        2001
                                                             ---------   ---------   ---------
(In thousands)
REVENUE
FRD                                                          $ 389,790   $ 371,060   $ 350,944
EPL                                                            144,889          --          --
                                                             ---------   ---------   ---------
                                                             $ 534,679   $ 371,060   $ 350,944
                                                             =========   =========   =========
OPERATING INCOME (LOSS)
FRD                                                          $ (87,748)  $ (79,762)  $  (7,595)
EPL                                                              2,381          --          --
                                                             ---------   ---------   ---------
                                                             $ (85,367)  $ (79,762)  $  (7,595)
                                                             =========   =========   =========
NET LOSS
FRD                                                          $(113,040)  $(106,870)  $ (22,409)
EPL                                                             (8,578)         --          --
                                                             ---------   ---------   ---------
                                                             $(121,618)  $(106,870)  $ (22,409)
                                                             =========   =========   =========

As a result of our decision to sell or otherwise dispose of Coco's and Carrows, we began accounting for FRD as a discontinued operation in the second quarter of 2000, and FRD continued to market for divestiture the Coco's and Carrows concepts throughout the balance of 2001. On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Because we maintain control over the operations of FRD while in bankruptcy, we continued to consolidate and report FRD as a discontinued operation at December 26, 2001. On February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a stipulation and agreement of settlement with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. See
Note 9 to our consolidated financial statements for additional information.

For 2000 and 2001, FRD's net losses of $89.5 million for the two quarters ended December 27, 2000 and $22.4 million for the year ended December 26, 2001, which were incurred subsequent to the measurement date, are deferred and included as a component of net liabilities of discontinued operations (included in other assets of discontinued operations) in our consolidated balance sheets, and accordingly, have not been recognized as losses in our consolidated statements of operations.

FRD currently has outstanding $156.9 million principal amount of 12.5% Senior Notes, or FRD Notes. The FRD Notes are senior unsecured, general obligations of FRD and rank senior in right of payment to all existing and future subordinated indebtedness of FRD and rank pari passu in right of payment with all existing and future unsubordinated indebtedness of FRD. The FRD Notes are effectively subordinated to secured indebtedness of FRD, including FRD's guaranty of borrowings under the Coco's/Carrows credit facility, to the extent of the value of FRD's assets securing such guaranty. Borrowings under the Coco's/Carrows credit facility are secured by substantially all of FRD's assets. The FRD Notes are structurally subordinated to all indebtedness of FRD's subsidiaries, including indebtedness under the Coco's/Carrows credit facility. Interest on the FRD Notes accrues at the rate of 12 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15.

The FRD Notes, by their terms, mature on July 15, 2004. They are redeemable, in whole or in part, at the option of FRD at any time on or after May 23, 2001, initially at a redemption price equal to 105.0% of the principal amount thereof to and including May 22, 2002, at 102.5% of the principal amount thereof to and including May 22, 2003, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

On January 16, 2001, FRD elected not to make the interest payment (and all subsequent interest payments to date) due with respect to the FRD Notes. As a result of the nonpayments, and as a result of FRD's Chapter 11 filing on

February 14, 2001, FRD is in default under the indenture governing the FRD Notes. FRD's bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the FRD Notes with respect to its failure to make the interest payments when due.

As a result of its Chapter 11 bankruptcy filing, FRD's financial position at December 27, 2000 and December 26, 2001 has been presented in conformity with SOP 90-7, and accordingly, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated as liabilities subject to compromise. Our presentation of FRD's financial position does not purport to show (a) the realizable value of its assets on a liquidation basis or their availability to satisfy liabilities, (b) the amounts of its prepetition liabilities that may be allowed for claims or contingencies, or (c) the effect of any change in capitalization on its shareholder accounts. The financial position of FRD is reported as net liabilities of discontinued operations in our consolidated balance sheets and consists of the assets and liabilities reported below.

                                                              DECEMBER 27,   DECEMBER 26,
                                                                  2000           2001
                                                              ------------   ------------
(In thousands)
Assets
Current assets                                                  $ 12,680       $ 27,273
Property owned, net                                               83,437         63,662
Property held under capital leases, net                           10,791          5,808
Other assets, including deferred losses from operations          106,553        129,213
                                                                --------       --------
                                                                 213,461        225,956
                                                                --------       --------
Less liabilities
Current liabilities
  Current portion of obligations under capital lease               2,709          2,523
  Coco's/Carrows credit facility payable to Denny's (see
     Note 9)                                                          --         51,692
  Other current liabilities                                       81,504         37,434
                                                                --------       --------
                                                                  84,213         91,649
                                                                --------       --------
Long-term liabilities
Obligations under capital lease, noncurrent                        7,323          4,680
  Other long-term liabilities                                     17,117         20,100
                                                                --------       --------
                                                                  24,440         24,780
                                                                --------       --------
Total liabilities not subject to compromise                      108,653        116,429
Liabilities subject to compromise                                174,208        176,334
                                                                --------       --------
Total liabilities                                                282,861        292,763
                                                                --------       --------
Net liabilities of FRD                                            69,400         66,807
Denny's receivable related to Coco's/Carrows credit facility
  (see Note 9)                                                        --         51,692
                                                                --------       --------
Net liabilities of discontinued operations                      $ 69,400       $ 15,115
                                                                ========       ========

On December 29, 1999, we completed the sale of all of the capital stock of EPL to American Securities Capital Partners, L.P. The disposition of EPL resulted in a gain of approximately $15.5 million, net of taxes. In accordance with APB 30, $5.9 million of EPL's net loss which was incurred subsequent to the date it was identified as a discontinued operation was netted against the gain on sale in our 1999 consolidated statements of operations and cash flows.

NOTE 4 ACQUISITIONS

In March 1999, Denny's purchased 30 operating restaurants in western New York from Perk Development Corp., a former franchisee of Perkins Family Restaurants, L.P. We accounted for the acquisition of these restaurants under the purchase method of accounting. The purchase price of approximately $24.7 million, consisting of cash of approximately $10.9 million and capital leases and other liabilities assumed of approximately $13.8 million, exceeded the estimated fair value of the restaurants' identifiable net assets by approximately $9.5 million. The excess has been reflected as goodwill in our consolidated balance sheets.

During 2000, we purchased 59 Denny's franchise restaurants from Olajuwon Holdings, Inc., or OHI, a bankrupt franchisee. The purchases were made with the approval of the bankruptcy court and other parties having an interest in the OHI bankruptcy estate. In addition, in 2000 we separately reacquired 3 other restaurants from affiliated franchisees of OHI. We accounted for the acquisitions of these units under the purchase method of accounting. The total purchase price for the 62 restaurants of approximately $16.2 million, which consisted of cash of approximately $4.5 million, the forgiveness of debt of $1.4 million and the assumption of capital leases and other liabilities of $10.3 million, exceeded the estimated fair value of the restaurants' identifiable net assets by approximately $10.0 million. This excess has been reflected as goodwill in our consolidated financial statements.

NOTE 5 IMPAIRMENT CHARGES

Due to the presence of certain conditions at December 29, 1999, including the then current market value of our common stock, the market discount on certain of our debt instruments and certain operating trends, we performed an impairment assessment of the carrying amount of the reorganization value in excess of amounts allocated to identifiable assets, net of accumulated amortization. In performing this analysis, we utilized a discounted future cash flow model and recorded an impairment charge of $136.5 million, representing the difference between the estimated fair value of Advantica resulting from the discounted cash flow model and the carrying value of our net assets recorded at December 29, 1999 prior to recognition of impairment.

At December 27, 2000, we recorded an impairment charge of $6.4 million for certain underperforming restaurants based on the difference between the estimated future discounted cash flows and the carrying value of those units at December 27, 2000. During 2001, we recorded charges of $13.6 million related to the impairment of certain underperforming restaurants, including those identified for closure (see Note 6). The charges were calculated based on the difference between the estimated future discounted cash flows and the carrying value of the units at the time of impairment.

NOTE 6 RESTRUCTURING CHARGES AND EXIT COSTS

In 2000, we began implementing senior management's plan to focus primarily on the Denny's concept. The plan included reducing corporate-level and out-of-restaurant staff support positions and identifying underperforming units for closure. Consequently, during 2000, we recorded approximately $9.0 million of severance and outplacement costs and $0.9 million of exit costs for operating lease liabilities of closed stores. We also recorded a $2.6 million charge related to certain acquired software and capitalized construction costs which became obsolete as a result of cancelling projects identified under the plan.

During 2001, we identified an additional 83 underperforming Denny's restaurants for closure. At December 26, 2001, 53 of the restaurants had been closed. The remaining restaurants are expected to be closed or otherwise disposed of within 18 months. As a result, we recorded restructuring charges of $11.9 million which were comprised of the following:

(In thousands)
Property taxes                                                $ 4,474
Future rents, net of estimated sublease income                  4,156
Brokerage commissions                                           1,404
De-identification and maintenance costs                         1,333
Severance and other costs                                         494
                                                              -------
                                                              $11,861
                                                              =======

In November 2001, we eliminated approximately 90 additional out-of-restaurant support staff positions. The related charge of $5.0 million, comprised of approximately $4.1 million in severance and outplacement costs and $0.9 million of operating lease liabilities and other costs, was recognized in the fourth quarter of 2001.

Of the total $29.4 million restructuring charges we recorded in 2000 and 2001, $27.3 million represent cash charges, including closed store exit costs of $13.7 million which will be paid out over the remaining lease terms. The remaining cash charges of $13.6 million primarily relate to severance and outplacement costs, of which $9.7 million has been paid through December 26, 2001. The remaining $3.9 million is expected to be paid out by the first quarter of 2003.

Based on information currently available, we believe our remaining restructuring liabilities are adequate and not excessive as of December 26, 2001.

NOTE 7 PROPERTY, NET

Property, net, consists of the following:

                                                              DECEMBER 27,   DECEMBER 26,
                                                                  2000           2001
                                                              ------------   ------------
(In thousands)
Property owned:
  Land                                                          $ 65,738       $ 64,995
  Buildings and improvements                                     390,993        383,599
  Other property and equipment                                   103,286        114,344
                                                                --------       --------
  Total property owned                                           560,017        562,938
  Less accumulated depreciation                                  170,959        224,955
                                                                --------       --------
  Property owned, net                                            389,058        337,983
                                                                --------       --------
  Buildings and improvements, vehicles, and other equipment
     held under capital leases                                    81,740         62,327
  Less accumulated amortization                                   45,471         37,869
                                                                --------       --------
  Property held under capital leases, net                         36,269         24,458
                                                                --------       --------
                                                                $425,327       $362,441
                                                                ========       ========

NOTE 8 OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                              DECEMBER 27,   DECEMBER 26,
                                                                  2000           2001
                                                              ------------   ------------
(In thousands)
  Accrued salaries and vacations                                $ 30,699       $ 30,345
  Accrued insurance                                               17,502         15,331
  Accrued taxes                                                   11,703         10,760
  Accrued interest                                                28,159         27,520
  Other                                                           57,410         42,662
                                                                --------       --------
                                                                $145,473       $126,618
                                                                ========       ========

NOTE 9 DEBT

Long-term debt consists of the following:

                                                              DECEMBER 27,   DECEMBER 26,
                                                                  2000           2001
                                                              ------------   ------------
(In thousands)
Notes and Debentures:
  11 1/4% Senior Notes due January 15, 2008, interest
     payable semi-annually                                      $529,608       $529,608
  Revolving credit facility advances outstanding, due
     January 7, 2003                                                  --         58,700
  Other notes payable, maturing over various terms to 12
     years, payable in monthly or quarterly installments
     with interest rates ranging from 7.5% to 12.0% (a)            3,531          3,691
  Notes payable secured by equipment, maturing over various
     terms up to 8 years, payable in monthly installments
     with interest rates ranging from 9.0% to 11.97% (b)           3,951          2,295
Capital lease obligations (see Note 10)                           50,490         40,050
                                                                --------       --------
                                                                 587,580        634,344
Premium (discount), net (c):
  11 1/4% Senior Notes, effective rate 10.79%                     19,055         17,125
  Other notes payable                                             (1,329)        (1,289)
                                                                --------       --------
  Total debt                                                     605,306        650,180
Less current maturities                                           11,596          5,122
                                                                --------       --------
  Total long-term debt                                          $593,710       $645,058
                                                                ========       ========

-------------------------------------

(a) Includes notes collateralized by restaurant and other properties with a net book value of $0.8 million at December 26, 2001.
(b) Includes notes collateralized by equipment with a net book value of $0.4 million at December 26, 2001.
(c) Upon emergence from bankruptcy on January 7, 1998, we adopted fresh start reporting in accordance with SOP 90-7 and adjusted our liabilities to their fair values, which resulted in our recording premiums or discounts related to our long-term notes.

Aggregate annual maturities of long-term debt at December 26, 2001 during the next five years and thereafter are as follows:

YEAR:
-----
(In thousands)
2002                                                           $  5,122
2003                                                             63,264
2004                                                              3,997
2005                                                              3,415
2006                                                              3,518
Thereafter                                                      555,028
                                                               --------
                                                               $634,344
                                                               ========

Senior Notes

Advantica currently has outstanding $529.6 million aggregate principal amount of Senior Notes. The Senior Notes are senior unsecured obligations of Advantica and rank pari passu in right of payment to all senior indebtedness, including the revolving credit facility. The Senior Notes are effectively subordinated to Advantica's secured indebtedness, including indebtedness under the revolving credit facility. The Senior Notes are structurally subordinated to indebtedness under the revolving credit facility to the extent of direct obligations of Advantica's subsidiaries, as borrowers and as subsidiary guarantors, thereunder. Interest on the Senior Notes accrues at a rate equal to 11 1/4% per annum and is payable semi-annually in arrears on each July 15 and January 15. They will mature on January 15, 2008.

The Senior Notes will be redeemable, in whole or in part, at the option of Advantica at any time on or after January 15, 2003, at a redemption price equal to 105.625% of the principal amount thereof to and including January 14, 2004, at 103.750% of the principal amount thereof to and including January 14, 2005, at 101.875% of the principal amount thereof to and including January 14, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

Revolving Credit Facility

Denny's, our principal operating subsidiary, is the borrower under a senior secured revolving credit facility with JP Morgan Chase Bank and other lenders named therein, providing Denny's with a working capital and letter of credit facility of up to a total of $200.0 million at December 26, 2001. At December 27, 2000, we had no working capital advances outstanding under the revolving credit facility; however, letters of credit outstanding were $65.3 million, leaving net availability of $134.7 million. At December 26, 2001, we had working capital advances of $58.7 million and letters of credit outstanding of $52.2 million under the facility, leaving net availability of $89.1 million. Advances under the revolving credit facility accrue interest at a variable rate (approximately 6.1% at December 26, 2001) based on the prime rate or an adjusted Eurodollar rate. The increase in the outstanding advances, included in notes and debentures on Advantica's consolidated balance sheet, is primarily the result of our satisfaction of the Coco's/Carrows credit facility guarantee in January 2001 (as discussed below).

The revolving credit facility matures on January 7, 2003 and is generally secured by liens on the stock of Advantica's subsidiaries, accounts receivable, intellectual property, cash and cash accounts and our corporate headquarters in Spartanburg, South Carolina. Advantica and its subsidiaries (exclusive of FRD and its subsidiaries) are guarantors under the revolving credit facility. The revolving credit facility contains covenants customarily found in credit agreements for leveraged financings that, among other things, prohibit dividends on capital stock and place limitations on (1) redemptions and repurchases of capital stock; (2) prepayments, redemptions and repurchases of debt (other than loans under the revolving credit facility); (3) liens and sale-leaseback transactions; (4) loans and investments; (5) incurrence of debt; (6) capital expenditures; (7) operating leases; (8) mergers and acquisitions; (9) asset sales; (10) transactions with affiliates; (11) changes in the business conducted by Advantica and its subsidiaries and (12) amendment of debt and other material agreements. The revolving credit facility also contains covenants that require Advantica and its subsidiaries on a consolidated basis to meet certain financial ratios and tests including provisions for the maintenance of a minimum level of interest coverage (as defined) and a minimum level of fixed charges coverage (as defined), limitations on ratios of indebtedness (as defined) to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined), and limitations on annual capital expenditures. Effective October 18, 2001, we obtained an amendment to the revolving credit facility increasing the maximum ratio of total debt to EBITDA for the remaining term of the facility in order to maintain covenant compliance and our continued ability to borrow under the revolving credit facility. Also pursuant to that amendment, certain covenants and other provisions were modified, permitting us to undertake an exchange offer relating to our Senior Notes under certain terms and conditions. In addition, as a result of the amendment, commitments under the revolving credit facility will be reduced from $200.0 million to an amount not less than $150.0 million upon receipt of cash payments, if any, related to Denny's receivable and deposits securing outstanding letters of credit under the Coco's/Carrows credit facility (as discussed below).

We were in compliance with the terms of the revolving credit facility at December 26, 2001. Under the most restrictive provision of the revolving credit facility (the total debt to EBITDA ratio), we could have borrowed an additional $14.0 million and we would still have been in compliance.

Coco's/Carrows Credit Facility

FRD's principal operating subsidiaries, Coco's and Carrows, have a $70.0 million senior secured credit facility, which initially consisted of a $30.0 million term loan and a $40.0 million revolving credit facility. At December 27, 2000, the facility was guaranteed by Advantica. Coco's and Carrows obtained a waiver of compliance from certain third quarter 2000 financial covenants from the former lenders until January 8, 2001. On January 8, 2001, Advantica paid $70.0 million to the former lenders in full and complete satisfaction of Advantica's guarantee of the Coco's/Carrows credit facility with a combination of cash on hand and an advance under Denny's revolving credit facility. As a result of its satisfaction of obligations under the guarantee, Advantica was subrogated to the rights and collateral of the former lenders which it immediately assigned to Denny's. Additionally, following the satisfaction of the guarantee, our ability to make further investments in FRD became restricted in accordance with the terms of the indenture for our Senior Notes.

At December 26, 2001, FRD's operating subsidiaries had $26.0 million of outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million. Denny's has deposited cash collateral with one of Coco's and Carrows' former lenders to secure Coco's/Carrows credit facility's outstanding letters of credit. At December 26, 2001, the balance of such deposit was $9.8 million, which is reflected in other current assets in our consolidated balance sheets. Denny's receivable of $51.7 million, including accrued interest of $0.9 million at December 26, 2001 (see
Note 3), relates to borrowings under the Coco's/Carrows credit facility. This receivable eliminates in consolidation, thereby reducing the net liabilities of discontinued operations on our consolidated balance sheet at December 26, 2001.

All advances under the Coco's/Carrows credit facility due to Denny's accrue interest at a variable rate (approximately 6.8% at December 26, 2001) based on the prime rate. The advances are secured by substantially all of the assets of FRD and its subsidiaries, including the issued and outstanding stock of FRD's subsidiaries.

The Coco's/Carrows credit facility contains a number of restrictive covenants which, among other things, limit (subject to certain exceptions) FRD and its subsidiaries with respect to the incurrence of debt, existence of liens, investments and joint ventures, the declaration or payment of dividends, the making of guarantees and other contingent obligations, mergers, the sale of assets, capital expenditures and material change in their business. The Coco's/Carrows credit facility also contains certain financial covenants including provisions for the maintenance of a minimum level of interest coverage, limitations on ratios of indebtedness to EBITDA and limitations on annual capital expenditures. At December 26, 2001, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/ Carrows credit facility, which constitutes an event of default under the facility. As a result of the default, Denny's may exercise certain rights including, but not limited to, the right to terminate commitments, declare the loans outstanding due and payable and seek to foreclose on its collateral. It has agreed not to do so, however, during a 120-day forbearance period under the terms of the settlement agreement (described below) related to FRD's bankruptcy proceeding.

FRD Bankruptcy

On January 16, 2001, FRD elected not to make the scheduled interest payment (and all subsequent interest payments to date) due on the $156.9 million aggregate principal amount of its 12.5% senior notes due 2004, or FRD Notes. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the United States Bankruptcy Code. For additional information concerning the FRD Notes and the Chapter 11 filing, see Note 3.

On February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a stipulation and agreement of settlement, or settlement agreement, with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The bankruptcy court approved the settlement agreement on March 8, 2002. Under the terms of the settlement agreement, Denny's will allow a 120-day forbearance period (which commenced on March 8, 2002) during which the creditors' committee and FRD and its operating subsidiaries shall use their best efforts to obtain new financing to repay, at a discount, the outstanding borrowings from Denny's (approximately $48.7 million at the date of the settlement agreement), plus accrued but unpaid interest, fees and expenses. During this forbearance period, the effort to sell FRD or its assets to a third party will be suspended. If new financing sufficient to repay the outstanding borrowings from Denny's, less a $10 million discount, is obtained by the end of the forbearance period, Denny's will accept such discounted repayment amount in full satisfaction of its claims against FRD and Coco's and Carrows. If FRD is unable to obtain financing to repay this discounted repayment amount by the end of the forbearance period, FRD shall, at the election of the creditors' committee in lieu thereof:

     - pay Denny's the proceeds of any new financing that is obtained, plus additional cash necessary for a total cash repayment to Denny's of at least $20 million,

     - issue new junior secured notes to Denny's in a principal amount equal to the amount of Coco's and Carrows' current obligations to Denny's, minus the amount of any cash paid and any applicable repayment discount as described in the settlement agreement (such junior secured notes subordinate in right of payment and as to collateral to the new financing), and

     - issue to Denny's up to 10% of the common stock in FRD dependent upon the amount of cash repaid to Denny's as described above.

The parties have agreed to attempt to replace the outstanding letters of credit (approximately $9.6 million at the date of the settlement agreement) and cause the cash deposit provided by Denny's supporting the letters of credit to be released. If the letters of credit are not replaced, Denny's will keep them in place and allow them to terminate in the ordinary course and will receive a separate note payable from Coco's and Carrows to provide reimbursement if any letters of credit are drawn upon. Advantica will continue to provide management and information technology services pursuant to a one-year services agreement at a cost to FRD set forth in the settlement agreement.

The settlement agreement is also conditioned upon the consent of Denny's revolving credit facility lender. If the terms of the proposed settlement agreement, including the financing described above, are satisfied, Advantica's ownership of the common stock of FRD (or controlling interest in the case of the third bullet point above) will transfer to the unsecured creditors of FRD.

In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the proposed settlement agreement outlined above, there can be no assurance that we will be able to recover any or all of the secured obligations owed to us under the Coco's/Carrows credit facility. However, since we report FRD as a net liability of discontinued operations in our consolidated balance sheets, we will not incur any additional losses from the disposition of FRD (even if no amounts are realized from the proposed settlement agreement or other disposal actions).

Fair Value of Long-Term Debt

The estimated fair value of our long-term debt (excluding capital lease obligations) is approximately $379 million at December 26, 2001. The computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The decrease in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at December 26, 2001 relates primarily to market quotations for our Senior Notes.

NOTE 10 LEASES AND RELATED GUARANTEES

Our operations utilize property, facilities, equipment and vehicles leased from others. Buildings and facilities are primarily used for restaurants and support facilities. Restaurants are operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rent based on a percentage of gross revenues. Initial terms of land and restaurant building leases generally are not less than 20 years exclusive of options to renew. Leases of other equipment primarily consist of restaurant equipment, computer systems and vehicles.

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable is as follows:

                                                                        DECEMBER 27,   DECEMBER 26,
                                                                            2000           2001
                                                                        ------------   ------------
                   (In thousands)
                   Total minimum rents receivable                         $18,988        $18,444
                   Less unearned income                                     7,994          7,699
                                                                          -------        -------
                   Net investment in direct financing leases
                     receivable                                            10,994         10,745
                   Less current portion                                       688            711
                                                                          -------        -------
                   Long-term direct financing leases receivable           $10,306        $10,034
                                                                          =======        =======

Minimum future lease payments and receipts at December 26, 2001 are as follows:

                                          CAPITAL LEASES       OPERATING LEASES
                                        -------------------   -------------------
                                        MINIMUM    MINIMUM    MINIMUM    MINIMUM
                                         LEASE     SUBLEASE    LEASE     SUBLEASE
YEAR:                                   PAYMENTS   RECEIPTS   PAYMENT    RECEIPTS
-----                                   --------   --------   --------   --------
(In thousands)
2002                                    $ 9,592    $ 4,193    $ 47,875   $ 20,901
2003                                      8,644      4,063      44,342     20,110
2004                                      7,633      3,848      39,701     19,624
2005                                      7,059      3,835      35,950     19,285
2006                                      6,879      3,823      32,546     18,847
Subsequent years                         38,563     42,951     155,748    199,763
                                        -------    -------    --------   --------
          Total                          78,370    $62,713    $356,162   $298,530
                                                   =======    ========   ========
Less imputed interest                    38,320
                                        -------
Present value of capital lease
  obligations                           $40,050
                                        =======

The total rental expense included in the determination of loss from continuing operations is as follows:

                                                         1999      2000      2001
                                                        -------   -------   -------
(In thousands)
Base rents                                              $37,046   $47,322   $46,540
Contingent rents                                          8,379     6,562     6,768
                                                        -------   -------   -------
                                                        $45,425   $53,884   $53,308
                                                        =======   =======   =======

Total rental expense in the above table does not reflect sublease rental income of $14.1 million, $20.1 million and $29.8 million for 1999, 2000 and 2001, respectively.

NOTE 11 INCOME TAXES

A summary of the provision for (benefit from) income taxes attributable to the loss from continuing operations is as follows:

                                                            1999     2000     2001
                                                           ------   ------   ------
(In thousands)
Current:
  Federal                                                  $   --   $   --   $   --
  State, foreign and other                                    814    1,802    1,571
                                                           ------   ------   ------
                                                              814    1,802    1,571
                                                           ------   ------   ------
Deferred:
  Federal                                                      --       --       --
  State, foreign and other                                     --       --       --
                                                           ------   ------   ------
                                                               --       --       --
                                                           ------   ------   ------
Provision for income taxes                                 $  814   $1,802   $1,571
                                                           ======   ======   ======
The total provision for (benefit from) income taxes
  related to:
  Loss from continuing operations                          $  814   $1,802   $1,571
  Discontinued operations                                     445   (1,416)     321
  Extraordinary item                                           --       --       --
                                                           ------   ------   ------
  Total provision for income taxes                         $1,259   $  386   $1,892
                                                           ======   ======   ======

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities from continuing operations:

                                                      DECEMBER 27,   DECEMBER 26,
                                                          2000           2001
                                                      ------------   ------------
(In thousands)
Deferred tax assets:
  Deferred income                                      $   6,960      $   1,748
  Debt premium                                             7,851          7,782
  Lease reserves                                           4,206          2,309
  Self-insurance reserves                                 18,155         19,009
  Capitalized leases                                       6,034          3,023
  Closed store reserve                                     1,554          5,598
  Fixed assets                                            23,530         45,425
  Other accruals and reserves                             12,631          3,882
  Alternative minimum tax credit carryforwards            12,451         14,635
  General business credit carryforwards                   61,862         52,519
  Net operating loss carryforwards                           744         19,138
  Less: valuation allowance                             (113,498)      (135,550)
                                                       ---------      ---------
Total deferred tax assets                                 42,480         39,518
                                                       ---------      ---------
Deferred tax liabilities:
  Intangible assets                                      (42,480)       (39,518)
                                                       ---------      ---------
Total deferred tax liabilities                           (42,480)       (39,518)
                                                       ---------      ---------
Net deferred tax liability                             $      --      $      --
                                                       =========      =========

We have established a valuation allowance for the portion of the deferred tax assets for which it is more likely than not that a tax benefit will not be realized. Any subsequent reversal of the valuation allowance established in connection with fresh start reporting on January 7, 1998 (approximately $59 million at December 26, 2001) would be applied first to reduce reorganization value in excess of amounts allocable to identifiable assets, or reorganization value, then to reduce other identifiable intangible assets, followed by a credit directly to equity. In 2000, we settled all issues related to petitions we filed with the Internal Revenue Service, or IRS, to contest federal income tax deficiencies. As a result of the IRS settlement and the settlement and revaluation of other income tax reserves established on January 7, 1998, in 2000 we reversed approximately $25.4 million of income tax reserves and recorded a corresponding $23.6 million reduction in reorganization value and a $1.8 million reduction to loss from discontinued operations. In 2001, the final computations of the federal income taxes and interest were completed related to the IRS settlement, and we recorded an additional $4.2 million reduction in reorganization value. During 2001, we filed amended federal income tax returns to forgo general business credits previously elected, which reduces the amount of general business credit carryforwards but increases the net operating loss, or NOL, carryforwards available to future years. These changes are reflected in the valuation allowance.

The difference between our statutory federal income tax rate and our effective tax rate on loss from continuing operations before discontinued operations and extraordinary items is as follows:

                                                              1999   2000   2001
                                                              ----   ----   ----
Statutory tax (benefit) rate                                  (35)%  (35)%  (35)%
Differences:
  State, foreign, and other taxes, net of federal income tax
     benefit                                                   --      1      1
  Amortization of reorganization value in excess of amounts
     allocable to identifiable assets                          13     19     12
  Impairment charge of excess reorganization value             18     --     --
  Nondeductible wages related to the FICA tip credit and
     work opportunity tax credit                                1      3     --
  Portion of net operating losses and unused income tax
     credits resulting from of the establishment of a
     valuation allowance                                        5     13     24
  Other                                                        (2)     1     --
                                                              ---    ---    ---
  Effective tax rate                                           --%     2%     2%
                                                              ===    ===    ===

In connection with our reorganization on January 7, 1998, we realized a gain from the extinguishment of certain indebtedness, which is not taxable since it resulted from a reorganization under the bankruptcy code. However, in 1999 we were required to reduce certain tax attributes related to Advantica, exclusive of its operating subsidiaries, including (1) NOL carryforwards, (2) certain tax credits and (3) tax bases in assets in an amount equal to such gain on extinguishment.

At December 26, 2001, Advantica has available, on a consolidated basis, general business credit carryforwards of approximately $53 million, most of which expire in 2004 through 2019, and alternative minimum tax, or AMT, credit carryforwards of approximately $15 million, which never expire. In addition, we have available regular NOL and AMT NOL carryforwards of approximately $55 million and $104 million, respectively, which expire in 2012 through 2021. Due to our reorganization on January 7, 1998, our ability to utilize the general business credit carryforwards, AMT credit carryforwards, and NOL carryforwards which arose prior to the reorganization is limited to a specified annual amount. The annual limitation for the utilization of these carryforwards is approximately $21 million for NOL carryforwards or $7 million for tax credits. The annual limitation may also be increased for the recognition of certain built-in gains. General business credits of approximately $8 million, regular NOL carryforwards of approximately $51 million and AMT NOL carryforwards of approximately $71 million that arose subsequent to the reorganization are not subject to any limitation as of the end of 2001, although limitations could be triggered by future changes in Advantica stock ownership. A portion of the carryforwards may be reduced or lost based upon the ultimate disposition of FRD's operating subsidiaries. See also Note 19.

In connection with the acquisition of FRD's subsidiaries in May 1996, Advantica acquired certain income tax attributes which, prior to 1999, could be used only to offset the separate taxable income of FRD's subsidiaries. Approximately $23 million of regular NOL carryforwards are available at December 26, 2001 to reduce the future taxable income of Advantica and its subsidiaries, subject to certain limitations. Due to prior ownership changes of FRD's subsidiaries in January 1994 and May 1996, our ability to utilize these carryforwards is limited. The annual limitation for the utilization of the NOL carryforwards which were generated after January 1994 and before May 1996 is approximately $4 million, plus the recognition of certain built-in gains. These NOL carryforwards expire principally in 2009 through 2011. Utilization of the loss carryforwards related to FRD's subsidiaries are also subject to our overall annual limitation of $21 million. Advantica and FRD's subsidiaries have utilized all of these capital loss carryforwards, including approximately $4 million utilized in 1999 and $4 million utilized in 2000 to offset capital gains recognized in those years. A substantial portion of the carryforwards may be utilized or lost upon the ultimate disposition of FRD's operating subsidiaries.

NOTE 12 EMPLOYEE BENEFIT PLANS

PENSION AND OTHER DEFINED BENEFIT AND CONTRIBUTION PLANS

We maintain several defined benefit plans for continuing operations which cover a substantial number of employees. Benefits are based upon each employee's years of service and average salary. Our funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. We also maintain defined contribution plans.

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Accounting Standards No. 87, "Employers' Accounting for Pensions," are as follows:

                                                               1999      2000      2001
                                                              -------   -------   -------
(In thousands)
PENSION PLAN:
Service cost                                                  $   758   $   459   $   266
Interest cost                                                   2,700     2,608     2,713
Expected return on plan assets                                 (3,307)   (3,225)   (3,051)
                                                              -------   -------   -------
Net periodic benefit cost (gain)                              $   151   $  (158)  $   (72)
                                                              =======   =======   =======
Curtailment gains                                             $  (796)  $    --   $    --
Other comprehensive loss                                           --     2,444     4,791
OTHER DEFINED BENEFIT PLANS:
Service cost                                                  $   370   $   681   $   510
Interest cost                                                     176       236       229
Recognized net actuarial gain                                      96        (1)      (15)
                                                              -------   -------   -------
Net periodic benefit cost                                     $   642   $   916   $   724
                                                              =======   =======   =======
Curtailment loss                                              $   702   $    --   $    --
Other comprehensive loss                                           --        --       171

Net pension and other defined benefit plan costs charged to continuing operations for 1999, 2000 and 2001 were $0.6 million, $1.1 million and $0.9 million, respectively.

The following table sets forth the funded status and amounts recognized in our balance sheet for our pension plan and other defined benefit plans:

                                                               PENSION PLAN           OTHER DEFINED BENEFIT PLANS
                                                        ---------------------------   ---------------------------
                                                        DECEMBER 27,   DECEMBER 26,   DECEMBER 27,   DECEMBER 26,
                                                            2000           2001           2000           2001
                                                        ------------   ------------   ------------   ------------
(In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                   $37,026        $37,265        $ 3,340        $ 3,692
Service cost                                                  459            266            680            510
Interest cost                                               2,608          2,713            236            229
Actuarial losses (gains)                                     (617)         1,535           (342)           856
Benefits paid                                              (2,211)        (2,099)          (222)          (761)
                                                          -------        -------        -------        -------
Benefit obligation at end of year                         $37,265        $39,680        $ 3,692        $ 4,526
                                                          =======        =======        =======        =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year            $34,883        $33,081        $    --        $    --
Actual return on plan assets                                 (182)          (209)            --             --
Employer contributions                                        591            230            222            761
Benefits paid                                              (2,211)        (2,099)          (222)          (761)
                                                          -------        -------        -------        -------
Fair value of plan assets at end of year                  $33,081        $31,003        $    --        $    --
                                                          =======        =======        =======        =======
RECONCILIATION OF FUNDED STATUS
Funded Status                                             $(4,184)       $(8,677)       $(3,692)       $(4,526)
Unrecognized losses (gains)                                 2,790          7,585           (531)           339
Unrecognized transition amount                                 --             --             (1)            --
                                                          -------        -------        -------        -------
Net amount recognized                                     $(1,394)       $(1,092)       $(4,224)       $(4,187)
                                                          =======        =======        =======        =======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEET CONSIST OF:
Accrued benefit liability                                 $(3,838)       $(8,327)       $(4,224)       $(4,358)
Accumulated other comprehensive loss                        2,444          7,235             --            171
                                                          -------        -------        -------        -------
Net amount recognized                                     $(1,394)       $(1,092)       $(4,224)       $(4,187)
                                                          =======        =======        =======        =======

Assets held by our plans are invested in money market and other fixed income funds as well as equity funds.

Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

                                                              1999   2000   2001
                                                              ----   ----   ----
Discount rate                                                 7.3%   7.5%   7.3%
Rates of salary progression                                   4.0%   4.0%   4.0%
Long-term rates of return on assets                           9.5%   9.5%   9.5%

In addition, we have defined contribution plans whereby eligible employees can elect to contribute from 1% to 15% of their compensation to the plans. Under these plans, we make matching contributions, subject to certain limitations. Amounts charged to income from continuing operations under these plans operations were $2.0 million, $2.1 million and $1.9 million for 1999, 2000 and 2001, respectively.

Stock Option Plans

We have two stock-based compensation plans as described below. We have adopted the disclosure-only provisions of Financial Accounting Standards Board Statement 123, or SFAS 123, "Accounting for Stock Based Compensation," while continuing to follow Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pursuant to the plan of reorganization, and shortly after January 7, 1998, we adopted the Advantica Restaurant Group Stock Option Plan, or the Non-Officer Plan, and the Advantica Restaurant Group Officer Stock Option Plan, or the Officer Plan. Effective March 15, 1999, the Non-Officer Plan and the Officer Plan were merged together and the surviving plan's name was changed to the Advantica Stock Option Plan, or the Advantica Plan. All participants in the Non-Officer Plan and Officer Plan on the effective date of the plan merger continued to be participants in the Advantica Plan and retained all options previously issued to participants under the Officer Plan and the Non-Officer Plan under the same terms and conditions existing at the time of grant.

The Advantica Plan permits the Compensation and Incentives Committee of the Advantica Board to award stock options as incentives to employees of Advantica. The committee has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 7,388,888 shares of Advantica common stock are authorized to be issued under the Advantica Plan. Under the terms of the Advantica Plan, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

In addition to the Advantica Plan, we have adopted the Advantica Restaurant Group Director Stock Option Plan, or the Director Plan, the terms of which are substantially similar to the terms of the Advantica Plan. A total of 200,000 shares of Advantica common stock are authorized to be issued under the Director Plan.

Under each plan, options granted to date generally vest evenly over 3 to 5 years, have a 10-year life and are issued at the market value at the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for its employee stock options granted under the fair value method of that statement. The fair value of the stock options granted in 1999 and 2001 was estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2000. We used the following weighted average assumptions for the grants:

                                                                1999        2001
                                                              ---------   ---------
Dividend yield                                                     0.0%        0.0%
Expected volatility                                                0.72        0.95
Risk-free interest rate                                            6.4%        5.2%
Weighted average expected life                                9.0 years   8.8 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                           1999      2000     2001
                                                          -------   ------   ------
(In millions, except per share data)
Reported net loss                                         $(381.9)  $(98.0)  $(88.5)
Pro forma net loss                                         (386.3)   (99.9)   (90.9)
Reported basic and diluted loss per share                   (9.54)   (2.45)   (2.21)
Pro forma basic and diluted loss per share                  (9.63)   (2.49)   (2.26)

A summary of our stock option plans is presented below.

                                                    1999                       2000                       2001
                                          ------------------------   ------------------------   ------------------------
                                                       WEIGHTED                   WEIGHTED                   WEIGHTED
                                                       AVERAGE                    AVERAGE                    AVERAGE
                                          OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                          -------   --------------   -------   --------------   -------   --------------
(Option amounts in thousands)
Outstanding, beginning of year             3,092        $8.32         4,768        $6.37         2,491        $4.81
Granted                                    2,063         3.66            --           --         3,750         1.14
Forfeited/Expired                           (387)        7.50        (2,277)        8.08        (1,005)        3.99
                                           -----                     ------                     ------
Outstanding, end of year                   4,768         6.37         2,491         4.81         5,236         2.34
                                           =====                     ======                     ======
Exercisable at year end                    1,210         8.99         1,002         5.66         1,880         3.46

The following table summarizes information about stock options outstanding at December 26, 2001 (option amounts in thousands):

                                WEIGHTED-
                                 AVERAGE     WEIGHTED-     NUMBER      WEIGHTED-
                   NUMBER       REMAINING     AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF      OUTSTANDING   CONTRACTUAL   EXERCISE        AT        EXERCISE
EXERCISE PRICES  AT 12/26/01      LIFE         PRICE      12/26/01       PRICE
---------------  -----------   -----------   ---------   -----------   ---------
$0.84 -  1.06       2,839         9.16         $0.93          757        $0.84
 2.00 -  4.69       2,080         7.91          3.22          875         4.03
 6.31 - 10.00         317         6.34          9.20          248         9.49
                    -----                                   -----
                    5,236                                   1,880
                    =====                                   =====

The weighted average fair value per option of options granted during the fiscal years ended December 29, 1999 and December 26, 2001 was $2.78 and $0.85, respectively. No options were granted during 2000.

NOTE 13 COMMITMENTS AND CONTINGENCIES

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Certain of these are seeking damages in substantial amounts. The amounts of liability, if any, on these direct or indirect claims and actions at December 26, 2001, over and above any insurance coverage in respect to certain of them, are not specifically determinable at this time.

Four former Denny's restaurant managers have initiated, in the Superior Court for King County, Washington, a class action lawsuit seeking, among other things, overtime compensation. The action, which was originally filed on May 16, 2000, was certified on July 31, 2001 as a class action with all managers and general managers who worked for company-owned Denny's restaurants in Washington since January 1, 1997 being identified as class members. The suit alleges that managers at Denny's are not exempt "executive" employees because they supposedly spend most of their time on non-exempt tasks, thus entitling them to overtime compensation. Denny's contends that it properly classifies its managers as salaried employees, thereby exempting them from the payment of overtime compensation. Denny's has been and will continue to vigorously defend this lawsuit.

Other proceedings are pending against us, in many cases involving ordinary and routine claims incidental to our business, and in others presenting allegations that are nonroutine and include compensatory or punitive damage claims. Our ultimate legal and financial liability with respect to the matters mentioned above and these other proceedings cannot be estimated with certainty. However, we believe, based on our examination of these matters and our experience to date, that the ultimate disposition of these matters will not significantly affect our financial position or results of operations.

In conjunction with the sales of Portion-Trol Foods, Inc. and the Mother Butler Pies division of Denny's, we entered into five-year purchasing agreements with the acquirers under which we were required to make minimum annual purchases over the contract terms. The purchasing agreement related to Mother Butler Pies expired on July 31, 2001 and the purchasing agreement related to Portion-Trol Foods, Inc. was subsequently extended to December 31, 2002.

In January 2000, we entered into an agreement with Affiliated Computer Services, Inc., or ACS, to manage and operate our information technology for its corporate headquarters, restaurants and field management. ACS oversees data center operations, desktop support, data networking, help desk operations and POS hardware maintenance. Under the agreement, including expenditures related to FRD, we spent $11.4 million and $13.5 million in 2000 and 2001, respectively, and anticipate spending approximately $11.9 million in 2002. The agreement expires on April 30, 2003.

NOTE 14 WARRANTS

Pursuant to the plan of reorganization and as of January 7, 1998, Advantica is deemed to have issued warrants to purchase, in the aggregate, 4.0 million shares of common stock. Each warrant, when exercised, will entitle the holder to purchase one share of common stock at an exercise price of $14.60 per share, subject to adjustment for certain events. Such warrants may be exercised through January 7, 2005. There were approximately 4.0 million, 4.0 million and 3.2 million warrants outstanding at December 29, 1999, December 27, 2000 and December 26, 2001, respectively.

NOTE 15 STOCKHOLDER RIGHTS PLAN

Our Board of Directors adopted a stockholder rights plan on December 14, 1998, which is designed to provide protection for our shareholders against coercive or unfair takeover tactics. The rights plan is also designed to prevent an acquirer from gaining control of Advantica without offering a fair price to all shareholders. The rights plan was not adopted in response to any specific proposal or inquiry to gain control of Advantica.

The rights, until exercised, do not entitle the holder to vote or receive dividends. We have the option to redeem the rights at a price of $0.01 per right, at any time prior to the earlier of (1) the time the rights become exercisable or (2) December 30, 2008, the date the rights expire. Until the rights become exercisable, they have no dilutive effect on earnings per share.

NOTE 16 LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The calculations of our basic and diluted loss per share have been based on the weighted average number of Advantica shares outstanding. Advantica's warrants and options have been omitted from the calculations for all the periods presented because they have an antidilutive effect on loss per share. Therefore, the diluted loss per share is the same as the basic loss per share. See Notes 12 and 14 for the number of options and warrants outstanding.

NOTE 17 EXTRAORDINARY ITEM

During the first quarter of 2001, as a result of the settlement of the remaining issues related to our former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and an extraordinary gain was recorded.

NOTE 18 RELATED PARTY TRANSACTIONS

We have frequently sold company-owned restaurants to former employees, including our former executives. We received proceeds totaling $4.2 million, $49.8 million and $13.2 million for 1999, 2000 and 2001, respectively, from the sale of restaurants to related parties. Of those amounts, we received cash proceeds of $2.2 million, $47.0 million and $12.4 million for 1999, 2000 and 2001, respectively. Amounts received in 2000 included proceeds of $18.4 million, of which $17.7 million were cash proceeds, from the sale of restaurants to former Denny's officers.

NOTE 19 SUBSEQUENT EVENT

On March 9, 2002, President Bush signed into law H.R. 3090, the Job Creation and Worker Assistance Act, or the Act, of 2002. The Act will allow us to carry back alternative minimum tax, or AMT, net operating losses generated during 2001, which will result in a cash refund of 1998 AMT taxes paid of approximately $2.7 million.

NOTE 20 QUARTERLY DATA (UNAUDITED)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. Nonrecurring adjustments include restructuring charges and exit costs, impairment charges and extraordinary items. Otherwise, all adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of 2000 and 2001 are set forth below:

                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
(In thousands, except per share data)                         --------   --------   --------   --------
YEAR ENDED DECEMBER 27, 2000:
Revenue:
  Company restaurant sales                                    $267,627   $279,412   $282,619   $250,983
  Franchise and license revenue                                 16,033     17,521     20,023     21,031
                                                              --------   --------   --------   --------
Total operating revenue                                        283,660    296,933    302,642    272,014
                                                              --------   --------   --------   --------
Cost of company restaurant sales:
  Product costs                                                 68,633     73,360     73,568     64,912
  Payroll and benefits                                         109,102    110,432    111,341     96,347
  Occupancy                                                     15,941     16,341     15,359     11,670
  Other operating expenses                                      39,364     40,972     41,848     40,697
                                                              --------   --------   --------   --------
  Total costs of company restaurant sales                      233,040    241,105    242,116    213,626
Franchise restaurant costs                                       7,189      8,419      9,014     13,378
General and administrative expenses                             19,171     16,629     15,850     14,641
Amortization of reorganization value in excess of amounts
  allocable to identifiable assets                              10,731     10,564     10,342     10,496
Depreciation and other amortization                             27,148     28,516     28,274     27,511
Impairment charges                                                  --         --         --      6,416
Restructuring charges and exit costs                             7,248         --         --      5,308
Gains on refranchising and other, net                           (4,678)   (17,346)   (16,315)   (12,880)
                                                              --------   --------   --------   --------
Total costs and expenses                                       299,849    287,887    289,281    278,496
                                                              --------   --------   --------   --------
Operating (loss) income                                       $(16,189)  $  9,046   $ 13,361   $ (6,482)
                                                              ========   ========   ========   ========
Net loss                                                      $(46,475)  $(19,459)  $ (7,277)  $(24,791)
Basic and diluted net loss per share                             (1.16)     (0.49)     (0.18)     (0.62)

                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
(In thousands, except per share data)                         --------   --------   --------   --------
YEAR ENDED DECEMBER 26, 2001:
Revenue:
  Company restaurant sales                                    $236,787   $242,122   $245,870   $224,401
  Franchise and licensing revenue                               21,564     22,270     24,202     22,512
                                                              --------   --------   --------   --------
     Total operating revenue                                   258,351    264,392    270,072    246,913
                                                              --------   --------   --------   --------
Cost of company restaurant sales:
  Product costs                                                 59,672     60,435     60,504     57,110
  Payroll and benefits                                          97,139     97,955     96,266     91,504
  Occupancy                                                     15,069     14,979     13,246     12,647
  Other operating expenses                                      35,875     35,425     36,248     34,733
                                                              --------   --------   --------   --------
     Total costs of company restaurant sales                   207,755    208,794    206,264    195,994
Franchise restaurant costs                                       9,723     10,565      9,115      9,599
General and administrative expenses                             16,030     15,031     13,608     15,511
Amortization of reorganization value in excess of amounts
  allocable to identifiable assets                               7,574      7,151      7,067      6,900
Depreciation and other amortization                             23,837     24,196     22,151     25,455
Impairment charges                                                  --      8,343         --      5,287
Restructuring charges and exit costs                                --      8,495         --      8,368
Gains on refranchising and other, net                           (4,400)    (5,896)    (1,827)    (1,217)
                                                              --------   --------   --------   --------
Total operating costs and expenses                             260,519    276,679    256,378    265,897
                                                              --------   --------   --------   --------
Operating (loss) income                                       $ (2,168)  $(12,287)  $ 13,694   $(18,984)
                                                              ========   ========   ========   ========
Loss before extraordinary item                                $(21,154)  $(30,851)  $ (4,780)  $(39,537)
Net loss                                                       (13,376)   (30,851)    (4,780)   (39,537)
Basic and diluted loss per share before extraordinary item       (0.53)     (0.77)     (0.12)     (0.98)
Basic and diluted net loss per share                             (0.33)     (0.77)     (0.12)     (0.98)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANTICA RESTAURANT GROUP, INC.

                                       By: /s/ RHONDA J. PARISH
                                         ---------------------------------------
                                           RHONDA J. PARISH
                                           Executive Vice President,
                                           General Counsel and Secretary
                                           Date: March 26, 2002

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

              SIGNATURE                                          TITLE                                 DATE
              ---------                                          -----                                 ----

       /s/ NELSON J. MARCHIOLI              President, Chief Executive Officer and                March 26, 2002
-------------------------------------       Director (Principal Executive Officer)
        (NELSON J. MARCHIOLI)

         /s/ ANDREW F. GREEN                Senior Vice President and                             March 26, 2002
-------------------------------------       Chief Financial Officer
          (ANDREW F. GREEN)                 (Principal Financial Officer
                                            and Principal Accounting Officer)

        /s/ CHARLES F. MORAN                Director and Chairman                                 March 26, 2002
-------------------------------------
         (CHARLES F. MORAN)

         /s/ VERA K. FARRIS                 Director                                              March 26, 2002
-------------------------------------
          (VERA K. FARRIS)

         /s/ ROBERT E. MARKS                Director                                              March 26, 2002
-------------------------------------
          (ROBERT E. MARKS)

      /s/ LLOYD I. MILLER, III              Director                                              March 26, 2002
-------------------------------------
       (LLOYD I. MILLER, III)

      /s/ ELIZABETH A. SANDERS              Director                                              March 26, 2002
-------------------------------------
       (ELIZABETH A. SANDERS)

       /s/ DONALD R. SHEPHERD               Director                                              March 26, 2002
-------------------------------------
        (DONALD R. SHEPHERD)