Form 10-Q
period 2002-03-27
ADVANTICA RESTAURANT GROUP INC
filed 2002-05-10
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 27, 2002 or

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

                   Yes   [X]                     No   [ ]

As of May 3, 2002, 40,271,410 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Advantica Restaurant Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)


                                                                    Quarter            Quarter
                                                                     Ended              Ended
                                                                 March 27, 2002     March 28, 2001
                                                                 --------------     --------------

(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                        $ 212,234           $ 236,787
   Franchise and license revenue                                      22,225              21,564
                                                                   ---------           ---------
      Total operating revenue                                        234,459             258,351
                                                                   ---------           ---------
Costs of company restaurant sales:
   Product costs                                                      51,694              59,672
   Payroll and benefits                                               88,292              97,139
   Occupancy                                                          12,399              15,069
   Other operating expenses                                           29,307              35,875
                                                                   ---------           ---------
      Total costs of company restaurant sales                        181,692             207,755
Costs of franchise and license revenue                                 7,245               8,158
General and administrative expenses                                   14,178              17,595
Amortization of goodwill and other intangible assets with
   indefinite lives                                                       --               8,319
Depreciation and other amortization                                   20,698              23,092
Restructuring charges and exit costs                                     298                  --
Gains on refranchising and other, net                                 (1,816)             (4,400)
                                                                   ---------           ---------
      Total operating costs and expenses                             222,295             260,519
                                                                   ---------           ---------
Operating income (loss)                                               12,164              (2,168)
                                                                   ---------           ---------
Other expenses:
   Interest expense, net                                              19,287              18,460
   Other nonoperating income, net                                         --                  (7)
                                                                   ---------           ---------
      Total other expenses, net                                       19,287              18,453
                                                                   ---------           ---------
Loss before income taxes                                              (7,123)            (20,621)
(Benefit from) provision for income taxes                             (2,439)                533
                                                                   ---------           ---------
Loss from continuing operations                                       (4,684)            (21,154)
Discontinued operations, net                                              --                  --
                                                                   ---------           ---------
Loss before extraordinary gain                                        (4,684)            (21,154)
Extraordinary gain, net of income tax provision
   of: 2001 -- $0                                                         --               7,778
                                                                   ---------           ---------
Net loss applicable to common shareholders                         $  (4,684)          $ (13,376)
                                                                   =========           =========


Per share amounts applicable to common shareholders:
Basic and diluted earnings per share:
   Loss from continuing operations                                 $   (0.12)          $  (0.53)
   Discontinued operations, net                                           --                 --
                                                                   ---------           --------
   Loss before extraordinary gain                                  $   (0.12)             (0.53)
   Extraordinary gain, net                                                --               0.20
                                                                   ---------           --------
   Net loss                                                        $   (0.12)          $  (0.33)
                                                                   =========           ========

Weighted average outstanding and equivalent shares                    40,235             40,117
                                                                   =========           ========


                             See accompanying notes

Advantica Restaurant Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)


                                                                 March 27, 2002    December 26, 2001
                                                                 ---------------   -----------------
(In thousands)
Assets
Current Assets:
   Cash and cash equivalents                                       $   5,350           $   6,696
   Receivables, less allowance for doubtful accounts of:
      2002 -- $2,735; 2001 -- $2,730                                   8,511               6,508
   Inventories                                                         7,825               7,979
   Other                                                              17,701              18,954
                                                                   ---------           ---------
Total Current Assets                                                  39,387              40,137
                                                                   ---------           ---------

Property, net                                                        348,369             362,441
Other Assets:
   Goodwill                                                           53,353              53,353
   Intangible assets                                                  99,013             100,912
   Deferred financing costs, net                                       9,877              10,067
   Other                                                              38,009              40,343
                                                                   ---------           ---------
Total Assets                                                       $ 588,008           $ 607,253
                                                                   =========           =========


Liabilities
Current Liabilities:
   Current maturities of notes and debentures                      $  91,765           $     599
   Current maturities of capital lease obligations                     4,238               4,523
   Accounts payable                                                   35,830              55,862
   Net liabilities of discontinued operations                         16,554              15,115
   Other                                                             103,744             126,618
                                                                   ---------           ---------
                                                                     252,131             202,717
                                                                   ---------           ---------
Long-Term Liabilities:
   Notes and debentures, less current maturities                     550,194             609,531
   Capital lease obligations, less current maturities                 34,509              35,527
   Liability for insurance claims                                     28,284              26,778
   Other noncurrent liabilities and deferred credits                  67,220              72,457
                                                                   ---------           ---------
Total Long-Term Liabilities                                          680,207             744,293
                                                                   ---------           ---------
Total Liabilities                                                    932,338             947,010
Total Shareholders' Deficit                                         (344,330)           (339,757)
                                                                   ---------           ---------
Total Liabilities and Shareholders' Deficit                        $ 588,008           $ 607,253
                                                                   =========           =========


                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)


                                                                                                       Accumulated      Total
                                                                            Additional                    Other      Shareholders'
                                                                             Paid-in                  Comprehensive    Equity/
                                                     Shares      Amount      Capital       Deficit     Income (Loss)  (Deficit)
                                                   ----------    ------     ---------     ---------   -------------- ------------
(In thousands
Balance, December 26, 2001                           40,143      $  401     $ 417,293     $(749,869)     $  (7,582)    $(339,757)
                                                    -------      ------     ---------     ---------      ---------     ---------
  Comprehensive loss:
     Net loss                                            --          --            --        (4,684)            --        (4,684)
     Other comprehensive income:
       Foreign currency translation adjustments          --          --            --            --              2             2
                                                    -------      ------     ---------     ---------      ---------     ---------
   Comprehensive loss                                    --          --            --        (4,684)             2        (4,682)
   Issuance of common stock                             106           2            88            --             --            90
   Exercise of stock options                             22          --            19            --             --            19
                                                    -------      ------     ---------     ---------      ---------     ---------
Balance, March 27, 2002                              40,271      $  403     $ 417,400     $(754,553)     $  (7,580)    $(344,330)
                                                    =======      ======     =========     =========      =========     =========



                             See accompanying notes

Advantica Restaurant Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                    Quarter            Quarter
                                                                     Ended              Ended
                                                                 March 27, 2002     March 28, 2001
                                                                 --------------     --------------
(In thousands)
Cash Flows from Operating Activities:
Net loss                                                           $ (4,684)           $(13,376)
Adjustments to reconcile net loss to cash flows used in
   operating activities:
   Amortization of goodwill and other intangible assets with
      indefinite lives                                                   --               8,319
   Depreciation and other amortization                               20,698              23,092
   Restructuring charges and exit costs                                 298                  --
   Amortization of deferred gains                                    (1,888)             (2,637)
   Amortization of deferred financing costs                           1,029                 826
   Gains on refranchising and other, net                             (1,816)             (4,400)
   Amortization of debt premium                                        (504)               (454)
   Extraordinary gain                                                    --              (7,778)
   Changes in Assets and Liabilities, Net of Effects of
     Acquisitions and Dispositions:
     Decrease (increase) in assets:
        Receivables                                                  (1,944)              6,356
        Inventories                                                     144                 578
        Other current assets                                          1,343               2,817
        Other assets                                                    141              (1,744)
     Decrease in liabilities:
        Accounts payable                                             (4,747)             (5,765)
        Accrued salaries and vacations                               (3,867)               (506)
        Accrued taxes                                                (1,276)             (1,384)
        Other accrued liabilities                                   (16,715)            (24,440)
        Other noncurrent liabilities and deferred credits            (3,072)             (1,485)
                                                                   --------            --------
Net cash flows used in operating activities                         (16,860)            (21,981)
                                                                   --------            --------

Cash Flows from Investing Activities:
   Purchase of property                                              (4,221)             (5,883)
   Proceeds from disposition of property                              2,069              10,913
   Advances to (receipts from) discontinued operations, net           1,353             (55,437)
   Deposits securing FRD letters of credit                               --             (11,860)
                                                                   --------            --------
Net cash flows used in investing activities                            (799)            (62,267)
                                                                   --------            --------





                             See accompanying notes

Advantica Restaurant Group, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)


                                                                    Quarter            Quarter
                                                                     Ended              Ended
                                                                 March 27, 2002     March 28, 2001
                                                                 --------------     --------------
(In thousands)
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                          $ 32,500            $ 75,000
   Long-term debt payments                                           (1,486)             (1,768)
   Deferred financing costs                                          (1,167)                 --
   Proceeds from exercise of stock options                               19                  --
   Net change in bank overdrafts                                    (13,553)            (12,154)
                                                                   --------            --------
Net cash flows provided by financing activities                      16,313              61,078
                                                                   --------            --------

Decrease in cash and cash equivalents                                (1,346)            (23,170)
Cash and Cash Equivalents at:
   Beginning of period                                                6,696              27,260
                                                                   --------            --------
   End of period                                                   $  5,350            $  4,090
                                                                   ========            ========

                             See accompanying notes

ADVANTICA RESTAURANT GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2002
(Unaudited)

NOTE 1.  GENERAL

Advantica Restaurant Group, Inc., or Advantica, through its wholly owned subsidiaries, Denny's Holdings, Inc. and FRD Acquisition Co., or FRD, owns and operates the Denny's, Coco's and Carrows restaurant brands. We have accounted for FRD as a discontinued operation (see Note 8).

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. Excluding restructuring charges and exit costs recorded in the quarter ended March 27, 2002, all such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 26, 2001 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2001 Annual Report on Form 10-K. The results of operations for the quarter ended March 27, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 25, 2002.

At March 27, 2002, we had a shareholders' deficit of approximately $344.3 million and have incurred net losses in each of the last three fiscal years. Our revolving credit facility matures on January 7, 2003. We expect to remain in compliance with our loan covenants throughout fiscal year 2002. Our ability to maintain continuity of operations will depend on a number of factors, including our ability to negotiate a new credit facility. We are currently considering alternatives for refinancing our revolving credit facility. We believe that we will be able to negotiate a replacement credit facility on or prior to the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms.

As discussed further in Note 2, "Change in Accounting for Goodwill and Other Intangible Assets," we reclassified reorganization value in excess of amounts allocable to identifiable assets, or reorganization value, of $28.3 million at December 26, 2001 as a component of goodwill. Also, prior to fiscal year 2002, we allocated certain indirect general and administrative expenses to costs of franchise and license revenue. Beginning the first quarter of 2002, we have ceased the allocation of these indirect costs to the costs of franchise and license revenue line. Prior year general and administrative expenses and costs of franchise and license revenue have been reclassified to conform to the current year presentation. These changes in classification have no effect on previously reported total assets, net loss or loss per share.

NOTE 2.  CHANGE IN ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted Statement of Financial Accounting Standard No. 142, or SFAS 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal year 2002, and as a result we are no longer amortizing reorganization value, goodwill and trade names. Further, in accordance with SFAS 142, we have reclassified reorganization value to goodwill. We also reclassified reorganization value to goodwill on the consolidated balance sheet as of December 26, 2001 to be comparable to the consolidated balance sheet as of March 27, 2002.

During the first quarter of 2002, we completed our testing of intangible assets with definite lives and our assessment of impairment of goodwill and other intangible assets with indefinite lives. We performed an impairment test and determined that none of the recorded goodwill or other intangible assets with indefinite lives was impaired. In accordance with SFAS 142, goodwill will be tested for impairment at least annually, and more frequently if circumstances indicate that it may be impaired. We anticipate performing our annual impairment test during the fourth quarter of each fiscal year.

The following table reflects goodwill and other intangible assets as reported at December 26, 2001 and at March 27, 2002 following the adoption of SFAS 142:



                                                  December 26, 2001          Reclassifications              March 27, 2002
                                              -------------------------   ------------------------     ------------------------
                                                Gross                      Gross                         Gross
                                              Carrying    Accumulated     Carrying    Accumulated      Carrying    Accumulated
                                               Amount     Amortization     Amount     Amortization      Amount     Amortization
                                              --------    ------------    --------    ------------     --------    ------------
(In thousands)
Goodwill                                     $  29,250     $   4,182     $ 259,281      $ 230,996      $ 288,531     $ 235,178
Reorganization value                           259,281       230,996      (259,281)      (230,996)            --            --
Intangible assets with indefinite lives:
   Trade names                                  47,000         4,677            --             --         47,000         4,677
   Liquor licenses                               1,221            --            --             --          1,221            --
Intangible assets with definite lives:
   Franchise agreements                         80,049        23,828            --             --         79,548        25,169
   Foreign license agreements                    2,041           894            --             --          2,041           951
                                             ---------     ---------     ---------      ---------      ---------     ---------
                                             $ 418,842     $ 264,577     $      --      $      --      $ 418,341     $ 265,975
                                             =========     =========     =========      =========      =========     =========


We anticipate recording the following amortization expense for intangible assets with definite lives in the next five years:


             (In thousands)
             Remainder of 2002          $4,613
             2003                        6,227
             2004                        5,915
             2005                        5,749
             2006                        5,430

The following table reflects consolidated operating results as though we adopted SFAS 142 as of the quarter ended March 28, 2001:


                                                                           Quarter Ended
                                                                   -----------------------------
                                                                   March 27,           March 28,
                                                                     2002                2001
                                                                   ---------           ---------
(In thousands)
Reported loss before extraordinary gain                            $ (4,684)           $(21,154)
Add back amortization of reorganization value                            --               7,574
Add back goodwill amortization                                           --                 451
Add back trade name amortization                                         --                 294
                                                                   --------            --------
Adjusted loss before extraordinary gain                            $ (4,684)           $(12,835)
                                                                   ========            ========

Reported net loss                                                  $ (4,684)           $(13,376)
Add back amortization of reorganization value                            --               7,574
Add back goodwill amortization                                           --                 451
Add back trade name amortization                                         --                 294
                                                                   --------            --------
Adjusted net loss                                                  $ (4,684)           $ (5,057)
                                                                   ========            ========

Reported basic and diluted loss per share                          $  (0.12)           $  (0.33)
Add back amortization of reorganization value                            --                0.19
Add back goodwill amortization                                           --                0.01
Add back trade name amortization                                         --                  --
                                                                   --------            --------
Adjusted net loss                                                  $  (0.12)           $  (0.13)
                                                                   ========            ========

NOTE 3.  RESTRUCTURING CHARGES AND EXIT COSTS

In the first quarter of 2002, we recorded $0.3 million of exit costs related to the closure of underperforming units. Additionally, we recorded a total of $29.4 million of restructuring charges and exit costs in 2000 and 2001. Of that amount, $27.3 million represented cash charges, including closed store exit costs of $13.7 million which will be paid out over the remaining lease terms. The remaining cash charges of $13.6 million related primarily to severance and outplacement costs, of which $12.1 million has been paid through March 27, 2002. The remaining $1.5 million is expected to be paid out by the first quarter of 2003.

Based on information currently available, we believe our remaining restructuring and exit cost liabilities are adequate and not excessive as of March 27, 2002.

NOTE 4.  INCOME TAXES

On March 9, 2002, President Bush signed into law H.R. 3090, the Job Creation and Worker Assistance Act of 2002, or the Act. The Act will allow us to carry back alternative minimum tax, or AMT, net operating losses generated during 2001, which will result in a cash refund of 1998 AMT taxes paid of approximately $2.7 million. During the first quarter of 2002, we recorded a receivable and a corresponding reduction of current income tax expense related to the expected cash refund.

NOTE 5.   LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The calculations of basic and diluted loss per share have been based on the weighted average number of Advantica shares outstanding. Because of the loss from continuing operations for the quarters ended March 27, 2002 and March 28, 2001, warrants and options of the Company would be antidilutive and therefore have been omitted from the calculation of weighted average dilutive shares.

NOTE 6.  REVOLVING CREDIT FACILITY

Denny's, our principal operating subsidiary, is the borrower under a senior secured revolving credit facility with JP Morgan Chase Bank and other lenders which provides Denny's with a working capital and letter of credit facility. The revolving credit facility contains certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. The latest amendment, effective October 18, 2001, increased the maximum ratio of total debt to EBITDA for the remaining term of the facility in order to maintain covenant compliance and our continued ability to borrow under the revolving credit facility. Also pursuant to that amendment, certain covenants and other provisions were modified, permitting us to undertake an exchange offer relating to our senior notes under certain terms and conditions (see Note 9). In addition, as a result of the amendment, commitments under the revolving credit facility will be reduced from $200.0 million to an amount not less than $150.0 million upon receipt of cash payments related to Denny's receivable and deposits securing outstanding letters of credit under the Coco's/Carrows credit facility (see Note 8). Subsequent to the March 27, 2002 quarter end, the aggregate commitment amount was reduced to $191.5 million in accordance with the terms of the amendment.

At March 27, 2002, we had working capital advances of $91.2 million and letters of credit outstanding of $51.7 million under the facility. Advances under the revolving credit facility accrue interest at a variable rate (approximately 5.9% at March 27, 2002) based on the prime rate or an adjusted Eurodollar rate. The revolving credit facility matures on January 7, 2003; therefore, we have reclassified the amounts due under the facility to current liabilities on our consolidated balance sheet. As discussed in Note 1, we are currently considering alternatives for refinancing our revolving credit facility. We believe that we will be able to negotiate a replacement credit facility on or prior to the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms.

We were in compliance with the terms of the revolving credit facility at March 27, 2002. Under the most restrictive provision of the revolving credit facility (the total debt to EBITDA ratio), we could have borrowed an additional $34.9 million and we would still have been in compliance.

NOTE 7.  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 27, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has had no impact on our financial statements.

Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which became effective for us on December 27, 2001, the first day of our 2002 fiscal year. SFAS 142 requires us, among other things, to discontinue goodwill amortization, including the amortization of reorganization value. In addition, the standard provides for reclassifying certain intangibles as goodwill, reassessing the useful lives of intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. See Note 2 for a discussion of the effects of adopting this new accounting standard.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. SFAS 144 became effective for us on December 27, 2001, the first day of our 2002 fiscal year. Our adoption of the statement had no impact on our financial position or results of operations.

NOTE 8.  DISCONTINUED OPERATIONS

Our statements of consolidated operations and cash flows for all periods presented herein reflect FRD as discontinued operations. Revenue, operating loss and net loss of the discontinued operations for the reported periods are as follows:


                                                     Quarter Ended
                                               ---------------------------
                                               March 27,         March 28,
                                                 2002               2001
                                               ---------         ---------
(In thousands)
Revenue                                          $83.4              $89.4
Operating loss                                    (0.2)              (0.8)
Net loss                                          (2.7)              (6.0)

As a result of our decision to sell or otherwise dispose of Coco's and Carrows, we began accounting for FRD as a discontinued operation in the second quarter of 2000, and FRD has continued its efforts to divest the Coco's and Carrows concepts since that time. On February 14, 2001, FRD filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Because we maintain control over the operations of FRD while in bankruptcy, we continued to consolidate and report FRD as a discontinued operation at March 27, 2002 (see the discussion of the FRD bankruptcy below).

FRD's net losses of $2.7 million, $22.4 million and $89.5 million for the quarter ended March 27, 2002, fiscal year ended December 26, 2001 and two quarters ended December 27, 2000, respectively, which were incurred subsequent to the measurement date, are deferred and included as a component of net liabilities of discontinued operations (included in other assets of discontinued operations in the table below) in our consolidated balance sheets, and accordingly, have not been recognized as losses in our consolidated statements of operations.

As a result of its Chapter 11 bankruptcy filing, FRD's financial position at March 27, 2002 and December 26, 2001 has been presented in conformity with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and accordingly, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated as liabilities subject to compromise. Our presentation of FRD's financial position does not purport to show (a) the realizable value of its assets on a liquidation basis or their availability to satisfy liabilities, (b) the amounts of its prepetition liabilities that may be allowed for claims or contingencies, or (c) the effect of any change in capitalization on its shareholder accounts. The financial position of FRD is reported as net liabilities of discontinued operations in our consolidated balance sheets and consists of the assets and liabilities reported below.




                                                                                  March 27,       December 26,
                                                                                    2002              2001
                                                                                  ---------       ------------
(In thousands)
Assets
Current assets                                                                    $ 23,388          $ 27,273
Property owned, net                                                                 61,151            63,662
Property held under capital leases, net                                              5,854             5,808
Other assets, including deferred losses from operations                            132,234           129,213
                                                                                  --------          --------
                                                                                   222,627           225,956
                                                                                  --------          --------
Less liabilities
Current liabilities
   Current portion of obligations under capital lease                                2,414             2,523
   Coco's/Carrows Credit Facility payable to Denny's (see below)                    49,605            51,692
   Other current liabilities                                                        36,242            37,434
                                                                                  --------          --------
                                                                                    88,261            91,649
                                                                                  --------          --------
Long-term liabilities
   Obligations under capital lease, noncurrent                                       4,132             4,680
   Other long-term liabilities                                                      20,059            20,100
                                                                                  --------          --------
                                                                                    24,191            24,780
                                                                                  --------          --------
Total liabilities not subject to compromise                                        112,452           116,429
Liabilities subject to compromise                                                  176,334           176,334
                                                                                  --------          --------
Total liabilities                                                                  288,786           292,763
                                                                                  --------          --------
Net liabilities of FRD                                                              66,159            66,807
Denny's receivable related to Coco's/Carrows Credit Facility (see below)            49,605            51,692
                                                                                  --------          --------
Net liabilities of discontinued operations                                        $ 16,554          $ 15,115
                                                                                  ========          ========


Coco's/Carrows Credit Facility
------------------------------

FRD's principal operating subsidiaries, Coco's and Carrows, have a $70.0 million senior secured credit facility, which initially consisted of a $30.0 million term loan and a $40.0 million revolving credit facility. Effective January 8, 2001, Denny's was assigned all the rights and collateral of the former lenders and, therefore, is operating as the senior secured lender.

At March 27, 2002, FRD's operating subsidiaries had $24.0 million of outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million. At the time it became the senior secured lender in January 2001, Denny's deposited cash collateral with one of Coco's and Carrows' former lenders to secure the Coco's/Carrows credit facility's outstanding letters of credit. At March 27, 2002, the balance of such deposit was $9.8 million, which is reflected in other current assets in our consolidated balance sheets. Denny's receivable of $49.6 million, including accrued interest of $0.9 million at March 27, 2002, relates to borrowings under the Coco's/Carrows credit facility. This receivable eliminates in consolidation, thereby reducing the net liabilities of discontinued operations on our consolidated balance sheet at March 27, 2002.

Subsequent to the March 27, 2002 quarter end, term loan borrowings under the Coco's/Carrows Credit Facility decreased to $20.7 million and letters of credit outstanding decreased to $6.4 million. As a result, Denny's deposit was reduced to $6.5 million and Denny's receivable, including accrued interest, decreased to $45.6 million.

All advances under the Coco's/Carrows credit facility due to Denny's accrue interest at a variable rate (approximately 6.8% at March 27, 2002) based on the prime rate. The advances are secured by substantially all of the assets of FRD and its subsidiaries, including the issued and outstanding stock of FRD's subsidiaries.

At March 27, 2002, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows credit facility, which constitutes an event of default under the facility. As a result of the default, Denny's may exercise certain rights including, but not limited to, the right to terminate commitments, declare the loans outstanding due and payable and seek to foreclose on its collateral. It has agreed not to do so, however, during a 120-day forbearance period under the terms of the settlement agreement (described below) related to FRD's bankruptcy proceeding.

FRD Bankruptcy
--------------

On January 16, 2001, FRD elected not to make the scheduled interest payment (and all subsequent interest payments to date) due on the $156.9 million aggregate principal amount of its 12.5% senior notes due 2004. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the United States Bankruptcy Code.

On February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a stipulation and agreement of settlement, or settlement agreement, with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The bankruptcy court approved the settlement agreement on March 8, 2002. Under the terms of the settlement agreement, Denny's will allow a 120-day forbearance period (which commenced on March 8, 2002) during which the creditors' committee and FRD and its operating subsidiaries shall use their best efforts to obtain new financing to repay, at a discount, the outstanding borrowings from Denny's (see Coco's/Carrows Credit Facility above), plus accrued but unpaid interest, fees and expenses. During this forbearance period, the effort to sell FRD or its assets to a third party will be suspended. If new financing sufficient to repay the outstanding borrowings from Denny's, less a $10 million discount, is obtained by the end of the forbearance period, Denny's will accept such discounted repayment amount in full satisfaction of its claims against FRD and Coco's and Carrows. If FRD is unable to obtain financing to repay this discounted repayment amount by the end of the forbearance period, FRD shall, at the election of the creditors' committee in lieu thereof:

         o pay Denny's the proceeds of any new financing that is obtained, plus additional cash necessary for a total cash repayment to Denny's of at least $20 million,

         o issue new junior secured notes to Denny's in a principal amount equal to the amount of Coco's and Carrows' current obligations to Denny's, minus the amount of any cash paid and any applicable repayment discount as described in the settlement agreement (such junior secured notes subordinate in right of payment and as to collateral to the new financing), and

         o issue to Denny's up to 10% of the common stock in FRD dependent upon the amount of cash repaid to Denny's as described above.

The parties have agreed to attempt to replace the outstanding letters of credit (see Coco's/Carrows Credit Facility above) and cause the cash deposit provided by Denny's supporting the letters of credit to be released. If the letters of credit are not replaced, Denny's will keep them in place and allow them to terminate in the ordinary course and will receive a separate note payable from Coco's and Carrows to provide reimbursement if any letters of credit are drawn upon. Advantica will continue to provide management and information technology services pursuant to a one-year services agreement at a cost to FRD set forth in the settlement agreement.

The settlement agreement is also conditioned upon the consent of Denny's revolving credit facility lender. If the terms of the proposed settlement agreement, including the financing described above, are satisfied, Advantica's ownership of the common stock of FRD (or controlling interest in the case of the third bullet point above) will transfer to the unsecured creditors of FRD.

In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the proposed settlement agreement outlined above, there can be no assurance that we will be able to recover any or all of the secured obligations owed to us under the Coco's/Carrows credit facility. However, since we report FRD as a net liability of discontinued operations in our consolidated balance sheets, we will not incur any additional losses from the disposition of FRD (even if no amounts are realized from the proposed settlement agreement or other disposal actions). However, a reversal of discontinued operations reporting resulting from, among other things, a failure to consummate a sale or transfer of ownership to FRD, would require us to recognize the previously deferred losses in our consolidated financial statements of operations.

NOTE 9.  SUBSEQUENT EVENT

On April 15, 2002, we exchanged $88.1 million aggregate principal amount of Advantica's 11 1/4% senior notes due 2008, or Advantica Notes, for $70.4 million aggregate principal amount of 12 3/4% senior notes due 2007, or New Notes. Advantica and its wholly owned subsidiary, Denny's Holdings, Inc. (the direct parent of Denny's restaurant operations), are jointly obligated with respect to the New Notes; therefore, the New Notes are structurally senior to the Advantica Notes. The New Notes will pay interest on March 31 and September 30 of each year and will expire on September 30, 2007. As a result of our completing the exchange offer, we will record a gain of $19.2 million in the second quarter of 2002. In addition, costs of approximately $0.8 million at March 27, 2002 incurred in connection with this exchange of debt were deferred and will be amortized over the term of the New Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in our financial position as of March 27, 2002 and results of operations for the quarter ended March 27, 2002 compared to the quarter ended March 28, 2001. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: our ability to maintain continuity of operations and negotiate a replacement credit facility prior to its January 2003 maturity date; the outcome of FRD's pending Chapter 11 proceedings and related matters described herein; competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Result of Operations contained in our Annual Report on Form 10-K for the year ended December 26, 2001 and in Exhibit 99 thereto.

Restaurant Operations and Unit Activity
----------------------------------------


                                                                     Quarter Ended
                                                     --------------------------------------------

                                                     March 27,         March 28,        Increase/
                                                       2002              2001          (Decrease)
                                                     --------          ---------       ----------
(Dollars in thousands)
Total systemwide sales (a)                           $540,959          $551,673           (1.9%)
EBITDA as defined (b)                                  33,160            29,243           13.4%
Average unit sales:
   Company-owned                                        348.6             331.8            5.1%
   Franchise                                            291.7             285.9            2.0%
Company-owned data:
   Same-store sales (decrease) increase (c)(d)          (0.1%)             2.0%
   Guest check average increase (d)                      1.2%              4.0%
------------------

(a) Total systemwide sales includes sales from company-owned, franchised and licensed restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.
(b) We define "EBITDA" as operating income (loss) before depreciation, amortization and impairment, restructuring and exit costs as follows:

                                                           Quarter Ended
                                                     ---------------------------
                                                     March 27,         March 28,
                                                       2002              2001
                                                     --------          ---------

         (In thousands)
         Operating income (loss)                      $12,164           $(2,168)
         Total amortization and depreciation           20,698            31,411
         Total impairment, restructuring and
               exit costs                                 298               ---
                                                      -------           -------
         EBITDA as defined                            $33,160           $29,243
                                                      =======           =======

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

The table below summarizes Denny's restaurant unit activity for the quarter ended March 27, 2002.


                        Ending                                                                   Ending        Ending
                         Units         Units                     Franchised        Units          Units         Units
                      December 26,    Opened/        Units          Units           Sold/       March 27,     March 28,
                         2001         Acquired    Refranchised   Reacquired       Closed          2002          2001
                      ------------    --------    -----------    ----------       -------       ---------     --------
Company-owned              621            --            (2)             2            (19)           602           705
Franchised units         1,114             9             2             (2)           (15)         1,108         1,097
Licensed units              14            --            --             --             --             14            16
                        ------        ------        ------         ------         ------         ------        ------
                         1,749             9            --             --            (34)         1,724         1,818
                        ======        ======        ======         ======         ======         ======        ======

Results of Operations
---------------------

Quarter Ended March 27, 2002 Compared to Quarter Ended March 28, 2001
----------------------------------------------------------------------

Company Operations

Company restaurant sales are the revenues generated from restaurants operated by Denny's. Denny's company restaurants recorded a 0.1% decline in same-store sales for the current year quarter. Company restaurant sales decreased $24.6 million (10.4%) primarily due to a net 103-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted from store closures and the sale of restaurants to franchisees.

Total costs of company restaurant sales decreased $26.1 million (12.5%), driven by the decrease in the number of company-owned restaurants. As a percentage of company restaurant sales, total costs of company restaurant sales decreased to 85.6% from 87.7% primarily as a result of the recent closing of certain underperforming units. Specifically, product costs decreased to 24.4% from 25.2% resulting primarily from reduced waste costs. Payroll and benefits increased to 41.6% from 41.0% due to increased staffing levels and wage rate increases, partially offset by lower workers' compensation costs. Occupancy costs decreased to 5.8% from 6.4%. The decrease in occupancy costs as a percentage of company restaurant sales resulted primarily from changes in our restaurant portfolio related to the unit closures noted above. Other operating expenses decreased to 13.8% from 15.2% primarily as a result of lower utility costs and lower marketing spending.

Operating margins for company-owned restaurants were $30.5 million (14.4% of company restaurant sales) for the quarter ended March 27, 2002 compared with $29.0 million (12.3% of company restaurant sales) for the quarter ended March 28, 2001.

Franchise Operations

Franchise and license revenues are the revenues received by Denny's from its franchisees and include royalties, initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees.

Franchise and license revenue was $22.2 million for the current year quarter, comprised of royalties and initial franchise fees of $13.5 million and occupancy revenue of $8.7 million, compared with $21.6 million for the prior year quarter, comprised of royalties and fees of $13.4 million and occupancy revenue of $8.2 million. Franchise and license revenue increased $0.6 million (3.1%) resulting from a net 9-unit increase in franchised and licensed restaurants, partially offset by a $0.4 million reduction in initial franchise fees due to reduced refranchising activity in 2002.

Costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel, bad debt expense and marketing expenses, net of marketing contributions received from franchisees.

Costs of franchise and license revenue were $7.2 million for 2002, comprised of occupancy costs of $5.5 million and other direct expenses of $1.7 million, compared with $8.2 million for the prior year quarter, comprised of occupancy costs of $5.0 million and other direct expenses of $3.2 million. Costs of franchise and license revenue decreased $0.9 million (11.2%), driven by a $1.7 million decrease in net marketing expense. As a percentage of franchise and license revenues, these costs decreased to 32.6% in the current year quarter from 37.8% in the prior year quarter, resulting primarily from the decrease in net marketing expense.

Our franchise operating margins were $15.0 million (67.4% of franchise and license revenue) for the quarter ended March 27, 2002 compared with $13.4 million (62.2% of franchise and license revenue) for the quarter ended March 28, 2001.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses decreased $3.4 million (19.4%) compared to the prior year quarter. The prior year quarter included approximately $1.6 million of nonrecurring senior management recruiting expenses. The remaining decrease resulted from reductions in corporate overhead costs related to recent workforce reductions. The decrease in amortization of excess reorganization value resulted from the implementation of SFAS 142. See Notes 2 and 7 to our consolidated financial statements. Depreciation and other amortization decreased $3.1 million primarily as a result of fewer company-owned units.

Lower refranchising activity in 2002 resulted in a $2.6 million decrease in gains on refranchisings and other, net.

Restructuring charges and exit costs of $0.3 million were recorded in 2002, related to the closure of certain underperforming Denny's restaurants. For additional information concerning these exit costs, see Note 3 to our consolidated financial statements.

Operating income was $12.2 million for the quarter ended March 27, 2002 compared with a loss of $2.2 million for the quarter ended March 28, 2001.

Interest expense, net, for the current year quarter was comprised of $20.5 million interest expense offset by $1.2 million interest income compared with $20.3 million interest expense offset by $1.8 million interest income for the prior year quarter. The decrease in interest income resulted from lower cash balances and a reduction in the balance of the Coco's and Carrows credit facility.

The (benefit from) provision for income taxes from continuing operations has been computed based on management's estimate of the annual effective income tax rate applied to loss before taxes. We recorded an income tax benefit reflecting an approximate rate of 34.2% for the current year quarter compared with an income tax provision reflecting an approximate rate of 2.6% for the prior year quarter. The change in income taxes for the quarter resulted from a $2.7 million benefit recorded in the current year quarter related to the enactment of H.R. 3090, the Job Creation and Worker Assistance Act of 2002. See Note 4 to our consolidated financial statements.

The consolidated statements of operations and cash flows presented herein reflect FRD as discontinued operations. Revenue and operating loss of the discontinued operations for the quarters ended March 27, 2002 and March 28, 2001 were $83.4 million and $0.2 million and $89.4 million and $0.8 million, respectively. FRD's net losses of $2.7 million for the quarter ended March 27, 2002 and $6.0 million for the quarter ended March 28, 2001, which were incurred subsequent to the measurement date, are deferred and included as a component of net liabilities of discontinued operations.

During the first quarter of 2001, as a result of the settlement of the remaining issues related to our former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and an extraordinary gain was recorded.

Net loss was $4.7 million for the current year quarter compared with a net loss of $13.4 million for the prior year quarter due to the factors noted above.

Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility

Denny's, our principal operating subsidiary, is the borrower under a senior secured revolving credit facility with JP Morgan Chase Bank and other lenders which provides Denny's with a working capital and letter of credit facility. The revolving credit facility contains certain financial and negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. The latest amendment, effective October 18, 2001, increased the maximum ratio of total debt to EBITDA for the remaining term of the facility in order to maintain covenant compliance and our continued ability to borrow under the revolving credit facility. Also pursuant to that amendment, certain covenants and other provisions were modified, permitting us to undertake an exchange offer relating our senior notes under certain terms and conditions (see Advantica Notes below). In addition, as a result of the amendment, commitments under the revolving credit facility will be reduced from $200.0 million to an amount not less than $150.0 million upon receipt of cash payments related to Denny's receivable and deposits securing outstanding letters of credit under the Coco's/Carrows credit facility (see Coco's/Carrows Credit Facility below). Subsequent to the March 27, 2002 quarter end, the aggregate commitment amount was reduced to $191.5 million in accordance with the terms of the amendment.

At March 27, 2002, we had working capital advances of $91.2 million and letters of credit outstanding of $51.7 million under the facility. Advances under the revolving credit facility accrue interest at a variable rate (approximately 5.9% at March 27, 2002) based on the prime rate or an adjusted Eurodollar rate. The revolving credit facility matures on January 7, 2003; therefore, we have reclassified the amounts due under the facility to current liabilities on our consolidated balance sheet. We are currently considering alternatives for refinancing our revolving credit facility. We believe that we will be able to negotiate a replacement credit facility on or prior to the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms.

We were in compliance with the terms of the revolving credit facility at March 27, 2002. Under the most restrictive provision of the revolving credit facility (the total debt to EBITDA ratio), we could have borrowed an additional $34.9 million and we would still have been in compliance.

Advantica Notes

On April 15, 2002, we exchanged $88.1 million aggregate principal amount of Advantica's 11 1/4% senior notes due 2008, or Advantica Notes, for $70.4 million aggregate principal amount of 12 3/4% senior notes due 2007, or New Notes. Advantica and its wholly owned subsidiary, Denny's Holdings, Inc. (the direct parent of Denny's restaurant operations), are jointly obligated with respect to the New Notes; therefore, the New Notes are structurally senior to the Advantica Notes. The New Notes will pay interest on March 31 and September 30 of each year and will expire on September 30, 2007. As a result of our completing the exchange offer, we will record a gain of $19.2 million in the second quarter of 2002. In addition, costs of approximately $0.8 million at March 27, 2002 incurred in connection with this exchange of debt were deferred and will be amortized over the term of the New Notes.

Coco's/Carrows Credit Facility

FRD's principal operating subsidiaries, Coco's and Carrows, have a $70.0 million senior secured credit facility, which initially consisted of a $30.0 million term loan and a $40.0 million revolving credit facility. Effective January 8, 2001, Denny's was assigned all the rights and collateral of the former lenders and, therefore, is operating as the senior secured lender.

At March 27, 2002, FRD's operating subsidiaries had $24.0 million of outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $9.6 million. At the time it became the senior secured lender in January 2001, Denny's deposited cash collateral with one of Coco's and Carrows' former lenders to secure Coco's/Carrows credit facility's outstanding letters of credit. At March 27, 2002, the balance of such deposit was $9.8 million, which is reflected in other current assets in our consolidated balance sheets. Denny's receivable of $49.6 million, including accrued interest of $0.9 million at March 27, 2002, relates to borrowings under the Coco's/Carrows credit facility. This receivable eliminates in consolidation, thereby reducing the net liabilities of discontinued operations on our consolidated balance sheet at March 27, 2002.

Subsequent to the March 27, 2002 quarter end, term loan borrowings under the Coco's/Carrows Credit Facility decreased to $20.7 million and letters of credit outstanding decreased to $6.4 million. As a result, Denny's deposit was reduced to $6.5 million and Denny's receivable, including accrued interest, decreased to $45.6 million.

All advances under the Coco's/Carrows credit facility due to Denny's accrue interest at a variable rate (approximately 6.8% at March 27, 2002) based on the prime rate. The advances are secured by substantially all of the assets of FRD and its subsidiaries, including the issued and outstanding stock of FRD's subsidiaries.

At March 27, 2002, FRD's operating subsidiaries were not in compliance with certain covenants under the Coco's/Carrows credit facility, which constitutes an event of default under the facility. As a result of the default, Denny's may exercise certain rights including, but not limited to, the right to terminate commitments, declare the loans outstanding due and payable and seek to foreclose on its collateral. It has agreed not to do so, however, during a 120-day forbearance period under the terms of the settlement agreement (described below) related to FRD's bankruptcy proceeding.

FRD Bankruptcy

On January 16, 2001, FRD elected not to make the scheduled interest payment (and all subsequent interest payments to date) due on the $156.9 million aggregate principal amount of its 12.5% senior notes due 2004. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the United States Bankruptcy Code.

On February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a stipulation and agreement of settlement, or settlement agreement, with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The bankruptcy court approved the settlement agreement on March 8, 2002. Under the terms of the settlement agreement, Denny's will allow a 120-day forbearance period (which commenced on March 8, 2002) during which the creditors' committee and FRD and its operating subsidiaries shall use their best efforts to obtain new financing to repay, at a discount, the outstanding borrowings from Denny's (see Coco's/Carrows Credit Facility above), plus accrued but unpaid interest, fees and expenses. During this forbearance period, the effort to sell FRD or its assets to a third party will be suspended. If new financing sufficient to repay the outstanding borrowings from Denny's, less a $10 million discount, is obtained by the end of the forbearance period, Denny's will accept such discounted repayment amount in full satisfaction of its claims against FRD and Coco's and Carrows. If FRD is unable to obtain financing to repay this discounted repayment amount by the end of the forbearance period, FRD shall, at the election of the creditors' committee in lieu thereof:

         o pay Denny's the proceeds of any new financing that is obtained, plus additional cash necessary for a total cash repayment to Denny's of at least $20 million,

         o issue new junior secured notes to Denny's in a principal amount equal to the amount of Coco's and Carrows' current obligations to Denny's, minus the amount of any cash paid and any applicable repayment discount as described in the settlement agreement (such junior secured notes subordinate in right of payment and as to collateral to the new financing), and

         o issue to Denny's up to 10% of the common stock in FRD dependent upon the amount of cash repaid to Denny's as described above.

The parties have agreed to attempt to replace the outstanding letters of credit (see Coco's/Carrows Credit Facility above) and cause the cash deposit provided by Denny's supporting the letters of credit to be released. If the letters of credit are not replaced, Denny's will keep them in place and allow them to terminate in the ordinary course and will receive a separate note payable from Coco's and Carrows to provide reimbursement if any letters of credit are drawn upon. Advantica will continue to provide management and information technology services pursuant to a one-year services agreement at a cost to FRD set forth in the settlement agreement.

The settlement agreement is also conditioned upon the consent of Denny's revolving credit facility lender. If the terms of the proposed settlement agreement, including the financing described above, are satisfied, Advantica's ownership of the common stock of FRD (or controlling interest in the case of the third bullet point above) will transfer to the unsecured creditors of FRD.

In light of, among other things, the operating results and financial condition of FRD and the uncertainties as to the outcome of the proposed settlement agreement outlined above, there can be no assurance that we will be able to recover any or all of the secured obligations owed to us under the Coco's/Carrows credit facility. However, since we report FRD as a net liability of discontinued operations in our consolidated balance sheets, we will not incur any additional losses from the disposition of FRD (even if no amounts are realized from the proposed settlement agreement or other disposal actions). However, a reversal of discontinued operations reporting resulting from, among other things, a failure to consummate a sale or transfer of ownership to FRD, would require us to recognize the previously deferred losses in our consolidated financial statements of operations.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the quarter ended March 27, 2002, our capital expenditures were $4.4 million. Of that amount, approximately $0.2 million was financed through capital leases. Capital expenditures during 2002 are expected to total $35 million to $45 million; however, we are not committed to spending this amount and could spend less if circumstances require.

Historically, we have met our liquidity requirements with internally generated funds, external borrowings and in recent years, proceeds from asset sales. Our ability to meet liquidity requirements, debt service obligations and to maintain continuity of operations will depend on a number of factors, including our ability to refinance our current revolving credit facility by its January 7, 2003 maturity date and our ability to meet targeted levels of operating cash flow. We are currently considering alternatives for refinancing our revolving credit facility. We believe that we will be able to negotiate a replacement credit facility by the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms. Additionally, there can be no assurance that targeted levels of operating cash flow will actually be achieved. Our ability to achieve operating cash flow targets will depend upon consumer tastes, the success of marketing initiatives and other efforts to increase customer traffic in our restaurants, prevailing economic conditions and other matters, some of which are beyond our control. We believe that, together with funds available under the revolving credit facility (or replacement facility), we will have sufficient cash flow from operations to meet working capital requirements, to pay interest and scheduled amortization on all of our outstanding indebtedness and to fund anticipated capital expenditures through 2002.

At March 27, 2002, our working capital deficit, excluding net liabilities of discontinued operations, was $196.2 million compared with $147.5 million at December 26, 2001. The increase in the working capital deficit at March 27, 2002 is primarily related to the reclassification of our borrowings under the revolving credit facility to current liabilities. Excluding the reclassification of the credit facility borrowings, our working capital deficit decreased to $105.0 million, resulting primarily from the use of cash on hand and borrowings under the revolving credit facility to satisfy current liabilities and the reduction of company-owned units from refranchising activity and store closures. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable,
(2) rapid turnover
allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 27, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has had no impact on our financial statements.

Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which became effective for us on December 27, 2001, the first day of our 2002 fiscal year. SFAS 142 requires us, among other things, to discontinue goodwill amortization, including the amortization of reorganization value. In addition, the standard provides for reclassifying certain intangibles as goodwill, reassessing the useful lives of intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. See Note 2 to our consolidated financial statements for a discussion of the effects of adopting this new accounting standard.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. SFAS 144 became effective for us on December 27, 2001, the first day of our 2002 fiscal year. Our adoption of the statement had no impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the revolving credit facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point change in the revolving credit facility interest rate (approximately 5.9% at March 27, 2002) would cause the interest expense for the remainder of 2002 to change by approximately $0.7 million. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at March 27, 2001. However, the nature and amount of our borrowings under the revolving credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $439 million at March 27, 2002. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at March 27, 2002 relates primarily to market quotations for the Advantica Notes.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at March 27, 2002.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a stipulation and agreement of settlement with the official committee of unsecured creditors of FRD to resolve various disputes relating to the administration of FRD's pending bankruptcy case. The bankruptcy court approved the settlement agreement on March 8, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 to our consolidated financial statements for additional information.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

On January 16, 2001, FRD elected not to make the interest payment (and all subsequent interest payments to date) due and payable with respect to its 12.5% Senior Notes due 2004 (the "FRD Senior Notes"). As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the FRD Senior Notes. Therefore, the FRD Senior Notes are included in liabilities subject to compromise in net liabilities of discontinued operations on the accompanying Consolidated Balance Sheets (see Note 8 to our consolidated financial statements). FRD's bankruptcy filing operates as an automatic stay of all collection and enforcement actions by the holders of the FRD Senior Notes with respect to FRD's failure to make the interest payments when due.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       The following are included as exhibits to this report:

Exhibit
  No.    Description
-------  -----------

  4.1 Indenture relating to the New Notes (including the form of security) dated as of April 15, 2002, between Advantica and Denny's Holdings, Inc., as issuers, and U.S. Bank National Association, as trustee.

b.       On February 20, 2002, we filed a report on Form 8-K reporting under
         Item 5 that on February 19, 2002, a stipulation and agreement of settlement, or settlement agreement, was entered into by and among FRD, the official committee of unsecured creditors of FRD, Advantica, Denny's, FRI-M Corporation, Coco's and Carrows. Pursuant to the settlement agreement, which is attached to the Form 8-K as Exhibit 99.1, the parties have agreed to a proposed global resolution of various disputes relating to the administration of FRD's Chapter 11 case before the United States Bankruptcy Court for the District of Delaware and jointly to support a plan of reorganization for FRD consistent with the terms thereof. The settlement agreement was filed with the bankruptcy court on February 19, 2002 and approved by the court on March 8, 2002. No financial statements were required to be included and were not included in this Form 8-K filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ADVANTICA RESTAURANT GROUP, INC.




Date:    May 10, 2002                  By:       /s/Rhonda J. Parish
                                            ------------------------------------
                                            Rhonda J. Parish
                                            Executive Vice President,
                                            General Counsel and Secretary





Date:    May 10, 2002                  By:       /s/Andrew F. Green
                                            ------------------------------------
                                            Andrew F.  Green
                                            Senior Vice President and
                                            Chief Financial Officer