Form 10-K/A
period 2001-12-26
ADVANTICA RESTAURANT GROUP INC
filed 2002-06-27
CIK 852772

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 2001 on Form 10-K as set forth in the pages attached hereto:

     Part II, Item 8.    Financial Statements and Supplementary Data.

     Part IV, Item 14.   Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Advantica Restaurant Group, Inc.



 Dated:  June 27, 2002             By:      /s/Rhonda J. Parish
                                        ----------------------------------------
                                        Rhonda J. Parish
                                        Executive Vice President, General
                                        Counsel and Secretary

     Part II, Item 8. Financial Statements and Supplementary Data of the Annual Report for 2001 on Form 10-K is hereby amended to include the following:

                              FINANCIAL STATEMENTS

                                       OF

                                   FORM 11-K

                          Filed pursuant to Rule 15d-21
                     promulgated under Section 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

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

     1.   ADVANTICA SALARIED 401(K) PLAN

     2.   ADVANTICA HOURLY/HCE 401(K)PLAN

Name of the issuer of the securities held pursuant to the plans and the address of its principal executive offices:

               ADVANTICA RESTAURANT GROUP, INC.
               203 EAST MAIN STREET
               SPARTANBURG, SOUTH CAROLINA 29319-9966


     Part IV, Item 14(a)(1) of the Annual Report on Form 10-K for the period ended December 27, 2001 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:

     1. Advantica Salaried 401(k) Plan Financial Statements at December 31, 2001 and 2000 and for Each of the Three Years in the Period Ended December 31, 2001, and Independent Auditors' Report.

     2. Advantica Hourly/HCE 401(k) Plan Financial Statements at December 31, 2001 and 2000 and for Each of the Three Years in the Period Ended December 31, 2001, and Independent Auditors' Report.

     Part IV, Item 14(a)(3) and the Exhibit Index of the Annual Report on Form 10-K for the period ended December 27, 2001 are amended to insert the following exhibit required by Form 11-K in appropriate numerical order, a copy of which is filed herewith.

        Exhibit No.     Description
        -----------     -----------

            23.1 Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K.

ADVANTICA SALARIED 401(K) PLAN

Financial Statements as of and for the
Years Ended December 31, 2001 and 2000,
for Each of the Three Years in the
Period Ended December 31, 2001, and
Independent Auditors' Report

ADVANTICA SALARIED 401(K) PLAN

TABLE OF CONTENTS
                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                              1

FINANCIAL STATEMENTS:
   Statements of Net Assets Available for Benefits as of
     December 31, 2001 and 2000                                           2
   Statements of Changes in Net Assets Available for Benefits
     for the Years Ended December 31, 2001, 2000 and 1999                 3
   Notes to Financial Statements                                         4-8


NOTE: Schedules required under the Employee Retirement Income Security Act of 1974 are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT

To the Retirement Committee of
  Advantica Salaried 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of Advantica Salaried 401(k) Plan (the "Plan") as of December 31, 2001 and 2000, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2001 and 2000, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Greenville, South Carolina

June 7, 2002

ADVANTICA SALARIED 401(K) PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 2001 AND 2000


                                                                  2001            2000
ASSETS:
  Investments - plan interest in Advantica
    401(k) Plans Master Trust (Notes 1, 2, 3 and 4)           $45,828,916     $47,944,296
                                                              -----------     -----------
  Receivables:
    Employer's contribution                                        33,559          38,034
    Participants' contributions                                    99,371         108,737
                                                              -----------     -----------
           Total receivables                                      132,930         146,771
                                                              -----------     -----------
           Total assets                                        45,961,846      48,091,067

LIABILITIES - Accrued expenses                                     34,941           6,606
                                                              -----------     -----------
NET ASSETS AVAILABLE FOR BENEFITS                             $45,926,905     $48,084,461
                                                              ===========     ===========


See notes to financial statements.

ADVANTICA SALARIED 401(K) PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                            2001              2000              1999
ADDITIONS:
  Investment (loss) income - plan interest in
    Advantica 401(k) Plans Master Trust
    investment (loss) income (Notes 1, 2 and 3)        $   (332,280)     $  1,721,327     $   6,528,511
                                                       ------------      ------------     -------------
  Contributions:
    Employer's                                            1,000,564         1,072,721           966,985
    Participants'                                         2,816,386         2,943,449         2,919,194
                                                       ------------      ------------     -------------
           Total contributions                            3,816,950         4,016,170         3,886,179
                                                       ------------      ------------     -------------
           Total additions, net                           3,484,670         5,737,497        10,414,690
                                                       ------------      ------------     -------------
DEDUCTIONS:
  Benefits paid to participants                           5,811,777         8,305,939        10,264,085
  Administrative expenses                                   141,734           141,416           183,842
                                                       ------------      ------------     -------------
           Total deductions                               5,953,511         8,447,355        10,447,927
                                                       ------------      ------------     -------------
TRANSFERS FROM (TO) OTHER PLANS
  (Note 1)                                                  311,285          (205,675)      (46,635,644)
                                                       ------------      ------------     -------------
NET DECREASE                                             (2,157,556)       (2,915,533)      (46,668,881)

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of year                                      48,084,461        50,999,994        97,668,875
                                                       ------------      ------------     -------------
  End of year                                          $ 45,926,905      $ 48,084,461      $ 50,999,994
                                                       ============      ============      ============


See notes to financial statements.

ADVANTICA SALARIED 401(K) PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    DESCRIPTION OF THE PLAN

      The following description of the Advantica Salaried 401(k) Plan (the "Plan") is provided for general information purposes only. Participants should refer to the plan document for more complete information.

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

      On an annual basis, assets of employees who have changed status, as defined in the plan document, are transferred between the two plans. During 2001 and 2000, net transfers between plans due to change in status totaled $311,285 and $205,675, respectively.

      On December 29, 1999, the Company completed the sale of the stock of El Pollo Loco, Inc. ("EPL"), a wholly owned subsidiary. In conjunction with the sale, EPL employees were no longer eligible to participate in the Plan. The affected participants were given the option to receive their account balances which approximated $1,701,000 at the sale date, in a lump-sum when they separated from service with EPL.

      On January 16, 2001, FRD elected not to make the scheduled interest payment (and all subsequent interest payments to date) due on the $156.9 million aggregate principal amount of its 12.5% senior notes due to their creditors in 2004. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the United States Bankruptcy Code. On March 8, 2002,the bankruptcy court approved a settlement agreement. Management does not believe that the terms of the settlement agreement will have any material impact on the Plan.

      INTEREST IN MASTER TRUST - The Plan's investments are held in the Advantica 401(k) Plans Master Trust (the "Master Trust") which was established for the investment of assets of the Plan and the Advantica Hourly/HCE 401(k) Plan.

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

      In 2001, 2000 and 1999, the following employer contribution formulas were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica, Flagstar, and FRD employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees.

      Contributions are subject to certain Internal Revenue Code ("IRC") limitations.

      PARTICIPANT ACCOUNTS - Individual accounts are maintained for each plan participant. Each participant's account is credited with the participant's contribution and allocations of the Company's contributions and earnings, and is charged with allocations of plan losses and administrative expenses and benefit payments, if applicable. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

      VESTING - All participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. For each employee, whose initial date of employment is after December 31, 1998, the Company's matching and discretionary contribution portion of his/her account plus actual earnings thereon will be 100% vested after five years of continuous service unless the following terms provide for more accelerated vesting. For employees of FRD, a participant is 100% vested after five years of continuous service. For employees of Advantica and Flagstar, participants are immediately vested in their contributions and employer contributions plus actual earnings thereon. For employees of Denny's who were initially employed by Denny's subsequent to December 31, 1987 and prior to January 1, 1999, a participant is 100% vested after five years of continuous service.

      INVESTMENT OPTIONS - Participants can direct participant and employer contributions in 1% increments in any of 11 investment options currently offered by the Plan. Participants may change their investment options at any time via telephone.

      PARTICIPANT LOANS - Participants may borrow from their fund accounts up to the lesser of 50% of the vested portion of their account balance, or the amount of $50,000 less the highest outstanding loan balance during the prior 12-month period. The minimum loan amount is $1,000, and each participant may have only one loan outstanding at any time. The plan document indicates that a reasonable borrowing rate will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The loans are secured by the balance in the participant's account. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participant's salary. If an employee who has a loan outstanding terminates employment, no benefits will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 2001 have a range of interest rates from 5% to 9.5%.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and changes therein. Actual results could differ from those estimates. The Plan utilizes various investment instruments. Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the financial statements.

      INVESTMENT VALUATION AND INCOME RECOGNITION - Except for the investment in guaranteed investment contracts, which is valued at contract value, the plan interest in Advantica 401(k) Plans Master Trust is presented at fair value, which has been determined based on the fair value of the underlying investments of the Master Trust.

      Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

      ADMINISTRATIVE EXPENSES - Administrative expenses of the Plan are paid by the Plan.

      PAYMENT OF BENEFITS - Benefit payments to participants are recorded upon distribution.


3.    MASTER TRUST

      Certain of the Plan's investment assets are held in a trust account at American Express and consists of an undivided interest in an investment account of the Advantica 401(k) Plans Master Trust, a master trust established by the Company and administered by American Express, the Plan's trustee. Use of the Master Trust permits the commingling of trust assets with the assets of the Advantica Hourly/HCE 40l(k) Plan for investments and administrative purposes. Although assets of both plans are commingled in the Master Trust, the trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income or loss of the investment assets is allocated by the trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans.

      Investments of the Master Trust at December 31, 2001 and 2000 are summarized as follows:

                                                                  2001             2000

Cash                                                         $      1,880     $     68,817
                                                             ------------     ------------
Collective trust funds, at estimated fair value:
  American Express Trust International Equity Index Fund II        62,029                0
  American Express Trust Small Cap Equity Index Fund II           152,491                0
  American Express Trust Money Market Fund I                      791,200          947,817
  American Express Trust Income Fund I                         12,894,363       11,382,704
  American Express Emerging Growth Fund II                      6,543,185        7,368,515
  American Express Trust Equity Index Fund II                  11,025,967       13,257,707
                                                             ------------     ------------
          Total                                                31,469,235       32,956,743
                                                             ------------     ------------
Mutual funds, at quoted market price:
  AXP Total Stock Market Index Fund                               170,887                0
  AXP New Dimensions Fund Y                                     1,471,871        1,639,604
  Lazard Small Capital Fund                                     6,528,600        7,552,048
  Neuberger & Berman Focus Trust Fund                           1,489,739        1,678,985
  Templeton Foreign Fund                                        6,394,753        6,961,377
                                                             ------------     ------------
          Total                                                16,055,850       17,832,014
                                                             ------------     ------------

Guaranteed investment contracts, at estimated fair value       39,020,668       41,236,214
                                                             ------------     ------------
Advantica Restaurant Group, Inc., common stock at quoted
  market price                                                    273,804          148,434
                                                             ------------     ------------
Loans to participants, at estimated fair value                  1,048,723          990,003
                                                             ------------     ------------
Total investments                                            $ 87,870,160     $ 93,232,225
                                                             ============     ============
Plan's investment in the Master Trust                        $ 45,828,916     $ 47,944,296
                                                             ============     ============
Plan's investment in Master Trust as a percentage
  of total                                                         52.16%           51.42%
                                                                   ======           ======


      The net investment (loss) income for the Master Trust for the years ended December 31, 2001, 2000 and 1999 is summarized below:


                                                          2001              2000              1999

Net (depreciation) appreciation in fair
  value of investments:
Collective trust funds                               $ (2,768,223)     $   (283,753)     $  6,289,696
Mutual funds                                           (1,116,161)           13,378         3,037,798
Common stock                                               (9,691)         (126,444)         (208,633)
                                                     ------------      ------------     -------------
                                                       (3,894,075)         (396,819)        9,118,861
Interest and dividend income                            3,630,479         3,765,425         3,154,648
                                                     ------------      ------------     -------------
Total investment(loss) income                        $   (263,596)     $  3,368,606      $ 12,273,509
                                                     ============      ============     =============

4.    RELATED PARTY TRANSACTIONS

      Certain Master Trust investments are units of collective trust funds and shares of mutual funds managed by American Express. American Express serves as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions. Fees paid by the Plan to American Express for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $72,000, $54,000 and $80,000, respectively.

      The Master Trust also invests in common stock of the Plan's sponsor. These transactions also qualify as party-in-interest transactions.


5.    TERMINATION

      Although it has not expressed any intention to do so, the Company has the right under the Plan to terminate the Plan subject to the provisions set forth in ERISA. In the event that the Plan is terminated participants would become 100% vested in their accounts.


6.    FEDERAL INCOME TAX STATUS

      The Internal Revenue Service has determined and informed the Company by a letter dated September 20, 1995, that the Plan and related trust were designed in accordance with the applicable regulations of the Internal Revenue Code. The Plan has been amended since receiving the determination letter; however the Company and the plan administrator believe that the Plan is currently designed and operated in compliance with the applicable requirements of the Internal Revenue Code and the Plan related trust continue to be tax-exempt. Therefore, no provision for income taxes has been included in the Plan's financial statements.


                                     ******

ADVANTICA HOURLY/HCE 401(K) Plan

Financial Statements as of December 31, 2001 and 2000 and for Each of the Three Years in the Period Ended December 31, 2001, and
Independent Auditors' Report

ADVANTICA HOURLY/HCE 401(K) PLAN


TABLE OF CONTENTS
                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                              1

FINANCIAL STATEMENTS:
   Statements of Net Assets Available for Benefits as of
     December 31, 2001 and 2000                                           2
   Statements of Changes in Net Assets Available for Benefits
     for the Years Ended December 31, 2001, 2000 and 1999                 3
   Notes to Financial Statements                                         4-8



NOTE: Schedules required under the Employee Retirement Income Security Act of 1974 are omitted because of the absence of conditions under which such schedules are required.

INDEPENDENT AUDITORS' REPORT


To the Retirement Committee of
  Advantica Hourly/HCE 401(k) Plan:

We have audited the accompanying statements of net assets available for benefits of Advantica Hourly/HCE 401(k) Plan (the "Plan") as of December 31, 2001 and 2000, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2001 and 2000, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Greenville, South Carolina

June 7, 2002

ADVANTICA HOURLY/HCE 401(K) PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 2001 AND 2000

                                                                              2001             2000

ASSETS:
  Investments - plan interest in Advantica 401(k) Plans
    Master Trust (Notes 1, 2, 3 and 4)                                     $42,041,244     $45,287,930
                                                                           -----------     -----------
  Receivables:
    Employer's contribution                                                     23,769          27,547
    Participants' contributions                                                 69,907          83,205
                                                                           -----------     -----------
           Total receivables                                                    93,676         110,752
                                                                           -----------     -----------
           Total assets                                                     42,134,920      45,398,682
                                                                           -----------     -----------
LIABILITIES:
  Accrued expenses                                                              34,022           6,505
  Excess contributions refundable (Note 1)                                     196,167               0
                                                                           -----------     -----------

           Total liabilities                                                   230,189           6,505
                                                                           -----------     -----------
NET ASSETS AVAILABLE FOR BENEFITS                                          $41,904,731     $45,392,177
                                                                           ===========     ===========


See notes to financial statements.

ADVANTICA HOURLY/HCE 401(K) PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            2001              2000              1999

ADDITIONS:
  Investment income - plan interest in Advantica
    401(k) Plans Master Trust investment income
    (Notes 1, 2 and 3)                                $     68,683      $  1,647,279      $  5,744,998
                                                      ------------      ------------      ------------
   Contributions:
     Employer's                                            708,809           773,324           894,551
     Participants'                                       2,112,013         2,438,461         2,760,970
                                                      ------------      ------------      ------------
           Total contributions                           2,820,822         3,211,785         3,655,521
                                                      ------------      ------------      ------------
           Total additions                               2,889,505         4,859,064         9,400,519
                                                      ------------      ------------      ------------
DEDUCTIONS:
  Benefits paid to participants                          5,926,997         8,991,882         6,392,156
  Administrative expenses                                  138,669           142,345           182,342
                                                      ------------      ------------      ------------
           Total deductions                              6,065,666         9,134,227         6,574,498
                                                      ------------      ------------      ------------
TRANSFER (TO) FROM ADVANTICA
  SALARIED 401(K) PLAN (Note 1)                           (311,285)          205,675        46,635,644
                                                      ------------      ------------      ------------
NET (DECREASE) INCREASE                                 (3,487,446)       (4,069,488)       49,461,665

NET ASSETS AVAILABLE FOR BENEFITS:
  Beginning of year                                     45,392,177        49,461,665                 0
                                                      ------------      ------------      ------------
  End of year                                         $ 41,904,731      $ 45,392,177      $ 49,461,665
                                                      ============      ============      ============


See notes to financial statements.

ADVANTICA HOURLY/HCE 401(K) PLAN


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    DESCRIPTION OF THE PLAN

      The following description of the Advantica Hourly/HCE 401(k) Plan (the "Plan") is provided for general information purposes only. Participants should refer to the plan document for more complete information.

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

      On an annual basis, assets of employees who have changed status, as defined in the plan document, are transferred between the two plans. During 2001 and 2000, net transfers between plans due to change in status totaled $311,285 and $205,675, respectively.

      On December 29, 1999, the Company completed the sale of the stock of El Pollo Loco, Inc. ("EPL"), a wholly owned subsidiary. In conjunction with the sale, EPL employees were no longer eligible to participate in the Plan. The affected participants were given the option to receive their account balances, which approximated $1,701,000 at the sale date, in a lump-sum when they separated from service with EPL.

      On January 16, 2001, FRD elected not to make the scheduled interest payment (and all subsequent interest payments to date) due on the $156.9 million aggregate principal amount of its 12.5% senior notes due to their creditors in 2004. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the United States Bankruptcy Code. On March 8, 2002, the bankruptcy court approved a settlement agreement. Management does not believe that the terms of the settlement agreement will have any material impact on the Plan.

      INTEREST IN MASTER TRUST - The Plan's investments are in the Advantica 401(k) Plans Master Trust ("Master Trust") which was established for the investment of assets of the Plan and the Advantica Salaried 401(k) Plan.

      CONTRIBUTIONS - Participants may make pre-tax contributions of up to 15% of eligible compensation. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. The Company, at its discretion, may contribute an amount equal to 25% of each participating hourly employee's contributions up to 6% of such employee's compensation. Each individual sponsoring employer may make additional matching contributions in amounts which they determine. These Company contributions are made to the Plan monthly and are invested to mirror the hourly employee's election. In 2001, 2000 and 1999, the following employer contribution formulas were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica, Flagstar, and FRD hourly employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees. Highly compensated employees are not eligible for the employer match.

      Contributions are subject to certain Internal Revenue Code ("IRC") limitations. Excess contributions to be returned to participants are shown as a liability in the accompanying statements of net assets available for benefits.

      PARTICIPANTS ACCOUNTS - Individual accounts are maintained for each plan participant. Each participant's account is credited with the participant's contribution and allocations of the Company's contributions (for hourly employees) and earnings, and is charged with allocations of plan losses, administrative expenses and benefit payments, if applicable. Allocations are based on earnings and participant account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

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

      INVESTMENT OPTIONS - Participants can direct participant and employer contributions in 1% increments in any of 11 investment options currently offered by the Plan. Participants may change their investment options at any time via telephone.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and changes therein. Actual results could differ from those estimates. The Plan utilizes various investment instruments. Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the financial statements.

      INVESTMENT VALUATION AND INCOME RECOGNITION - Except for the investment in guaranteed investment contracts which is valued at contract value, the plan interest in Advantica 401(k) Plans Master Trust is presented at fair value which has been determined based on the fair value of the underlying investments of the Master Trust.

      Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

      ADMINISTRATIVE EXPENSES - Administrative expenses of the Plan are paid by the Plan.

      PAYMENT OF BENEFITS - Benefit payments to participants are recorded upon distribution.


3.    MASTER TRUST

      Certain of the Plans' investment assets are held in a trust account at American Express and consists of an undivided interest in an investment account of the Advantica 401(k) Plans Master Trust, a master trust established by the Company and administered by American Express, the Plan's trustee. Use of the Master Trust permits the commingling of trust assets with the assets of the Advantica Salaried 40l(k) Plan for investments and administrative purposes. Although assets of both plans are commingled in the Master Trust, the trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income or loss of the investment assets is allocated by the trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans.

      The investments of the Master Trust at December 31, 2001 and 2000, are summarized as follows:

                                                                  2001             2000

Cash                                                         $      1,880     $     68,817
                                                             ------------     ------------
Collective trust funds, at estimated fair value:
  American Express Trust International Equity Index Fund II        62,029                0
  American Express Trust Small Cap Equity Index Fund II           152,491                0
  American Express Trust Money Market Fund I                      791,200          947,817
  American Express Trust Income Fund I                         12,894,363       11,382,704
  American Express Emerging Growth Fund II                      6,543,185        7,368,515
  American Express Trust Equity Index Fund II                  11,025,967       13,257,707
                                                             ------------     ------------
          Total                                                31,469,235       32,956,743
                                                             ------------     ------------
Mutual funds, at quoted market price:
  AXP Total Stock Market Index Fund                               170,887                0
  AXP New Dimensions Fund Y                                     1,471,871        1,639,604
  Lazard Small Capital Fund                                     6,528,600        7,552,048
  Neuberger & Berman Focus Trust Fund                           1,489,739        1,678,985
  Templeton Foreign Fund                                        6,394,753        6,961,377
                                                             ------------     ------------
          Total                                                16,055,850       17,832,014
                                                             ------------     ------------

Guaranteed investment contracts, at estimated fair value       39,020,668       41,236,214
                                                             ------------     ------------
Advantica Restaurant Group, Inc., common stock at quoted
  market price                                                    273,804          148,434
                                                             ------------     ------------
Loans to participants, at estimated fair value                  1,048,723          990,003
                                                             ------------     ------------
Total investments                                            $ 87,870,160     $ 93,232,225
                                                             ============     ============
Plan's investment in the Master Trust                        $ 42,041,244     $ 45,287,930
                                                             ============     ============
Plan's investment in Master Trust as a percentage
  of total                                                         47.84%           48.58%
                                                                   ======           ======


      The net investment (loss) income for the Master Trust for the years ended December 31, 2001, 2000 and 1999 is summarized below:


                                                          2001              2000              1999

Net (depreciation) appreciation in fair
  value of investments:
Collective trust funds                               $ (2,768,223)     $   (283,753)     $  6,289,696
Mutual funds                                           (1,116,161)           13,378         3,037,798
Common stock                                               (9,691)         (126,444)         (208,633)
                                                     ------------      ------------     -------------
                                                       (3,894,075)         (396,819)        9,118,861
Interest and dividend income                            3,630,479         3,765,425         3,154,648
                                                     ------------      ------------     -------------
Total investment(loss) income                       $    (263,596)     $  3,368,606      $ 12,273,509
                                                     ============      ============     =============

4.    RELATED PARTY TRANSACTIONS

      Certain Master Trust investments are units of collective trust funds and shares of mutual funds managed by American Express. American Express serves as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions. Fees paid by the Plan to American Express for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $69,000, $53,000 and $78,000, respectively.

      The Master Trust also invests in the common stock of the Plan's sponsor. These transactions also qualify as party-in-interest transactions.


5.    TERMINATION

      Although it has not expressed any intention to do so, the Company has the right under the Plan to terminate the Plan subject to the provisions set forth in ERISA. In the event that the Plan is terminated, participants would become 100% vested in their accounts.


6.    FEDERAL INCOME TAX STATUS

      The Plan has applied for, but not yet received a determination letter. The Company believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code and that the Plan and related trust are tax-exempt. Therefore, no provision for income taxes has been included in the Plan's financial statements.


                                     ******