Form 10-Q
period 2002-06-26
DENNYS CORP
filed 2002-08-12
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 26, 2002 or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___________ to __________

Commission file number              0-18051


                               DENNY'S CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                   13-3487402
---------------------------                  -------------------------

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

                        Advantica Restaurant Group, Inc.
-------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

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

                   Yes   [X]                            No   [    ]

As of August 12, 2002, 40,279,660 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Denny's Corporation (formerly Advantica Restaurant Group, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                      Quarter                   Quarter
                                                                                       Ended                     Ended
                                                                                   June 26, 2002             June 27, 2001
                                                                                   -------------             -------------

(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                          $ 217,452                 $ 242,122
   Franchise and license revenue                                                        22,890                    22,270
                                                                                      --------                  --------
      Total operating revenue                                                          240,342                   264,392
                                                                                      --------                  --------
Costs of company restaurant sales:
   Product costs                                                                        51,531                    60,435
   Payroll and benefits                                                                 88,112                    97,955
   Occupancy                                                                            12,170                    14,979
   Other operating expenses                                                             28,583                    35,425
                                                                                      --------                  --------
      Total costs of company restaurant sales                                          180,396                   208,794
Costs of franchise and license revenue                                                   7,376                     8,901
General and administrative expenses                                                     14,033                    16,695
Amortization of goodwill and other intangible assets with
   indefinite lives                                                                        ---                     7,854
Depreciation and other amortization                                                     20,860                    23,493
Restructuring charges and exit costs                                                     2,781                     8,495
Impairment charges                                                                         497                     8,343
Gains on refranchising and other, net                                                   (1,764)                   (5,896)
                                                                                      --------                  --------
      Total operating costs and expenses                                               224,179                   276,679
                                                                                      --------                  --------
Operating income (loss)                                                                 16,163                   (12,287)
                                                                                      --------                  --------
Other (income) expenses:
   Interest expense, net                                                                18,920                    18,011
   Other nonoperating (income) expense, net                                            (19,271)                       18
                                                                                      --------                  --------
      Total other (income) expenses, net                                                  (351)                   18,029
                                                                                      --------                  --------
Income (loss) before income taxes                                                       16,514                   (30,316)
Provision for income taxes                                                                 302                       535
                                                                                      --------                  --------
Income (loss) from continuing operations                                                16,212                   (30,851)
Discontinued operations, net                                                                --                        --
                                                                                      --------                  --------
Net income (loss) applicable to common shareholders                                  $  16,212                 $ (30,851)
                                                                                      ========                  ========

Per share amounts applicable to common shareholders:

Basic and diluted earnings per share:
   Income (loss) from continuing operations                                          $    0.40                 $   (0.77)
   Discontinued operations, net                                                            ---                       ---
                                                                                      --------                  --------
   Net income (loss)                                                                 $    0.40                 $   (0.77)
                                                                                      ========                  ========

Weighted average shares outstanding:
   Basic                                                                                40,276                    40,143
                                                                                      ========                  ========
   Diluted                                                                              40,478                    40,143
                                                                                      ========                  ========


                             See accompanying notes

Denny's Corporation (formerly Advantica Restaurant Group, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)


                                                                                    Two Quarters              Two Quarters
                                                                                        Ended                     Ended
                                                                                   June 26, 2002             June 27, 2001
                                                                                   -------------             -------------

(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                          $ 429,686                 $ 478,909
   Franchise and license revenue                                                        45,115                    43,834
                                                                                      --------                  --------
      Total operating revenue                                                          474,801                   522,743
                                                                                      --------                  --------
Costs of company restaurant sales:
   Product costs                                                                       103,225                   120,107
   Payroll and benefits                                                                176,404                   195,094
   Occupancy                                                                            24,569                    30,048
   Other operating expenses                                                             57,890                    71,300
                                                                                      --------                  --------
      Total costs of company restaurant sales                                          362,088                   416,549
Costs of franchise and license revenue                                                  14,621                    17,059
General and administrative expenses                                                     28,211                    34,290
Amortization of goodwill and other intangible assets with
   indefinite lives                                                                        ---                    16,173
Depreciation and other amortization                                                     41,558                    46,585
Restructuring charges and exit costs                                                     3,079                     8,495
Impairment charges                                                                         497                     8,343
Gains on refranchising and other, net                                                   (3,580)                  (10,296)
                                                                                      --------                  --------
      Total operating costs and expenses                                               446,474                   537,198
                                                                                      --------                  --------
Operating income (loss)                                                                 28,327                   (14,455)
                                                                                      --------                  --------
Other expenses:
   Interest expense, net                                                                38,207                    36,471
   Other nonoperating income,  net                                                     (19,271)                   (7,767)
                                                                                      --------                  --------
      Total other expenses, net                                                         18,936                    28,704
                                                                                      --------                  --------
Income (loss) before income taxes                                                        9,391                   (43,159)
(Benefit from) provision for income taxes                                               (2,137)                    1,068
                                                                                      --------                  --------
Income (loss) from continuing operations                                                11,528                   (44,227)
Discontinued operations, net                                                               ---                       ---
                                                                                      --------                  --------
Net income (loss) applicable to common shareholders                                  $  11,528                 $ (44,227)
                                                                                      ========                  ========

Per share amounts applicable to common shareholders:

Basic and diluted earnings per share:
  Income (loss) from continuing operations                                           $    0.29                 $   (1.10)
  Discontinued operations, net                                                             ---                       ---
                                                                                      --------                  --------
  Net income (loss)                                                                  $    0.29                 $   (1.10)
                                                                                      ========                  ========

Weighted average shares outstanding:
   Basic                                                                                40,255                    40,130
                                                                                      ========                  ========
   Diluted                                                                              40,443                    40,130
                                                                                      ========                  ========

                             See accompanying notes

Denny's Corporation (formerly Advantica Restaurant Group, Inc.)
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                    June 26, 2002          December 26, 2001
                                                                                    -------------          -----------------

(In thousands)

 Assets
 Current Assets:
    Cash and cash equivalents                                                        $   3,672                 $   6,696
    Receivables, less allowance for doubtful accounts of:
       2002 -- $2,721; 2001 -- $2,730                                                    7,521                     6,508

    Inventories                                                                          7,718                     7,979
    Other                                                                               12,161                    18,954
                                                                                      --------                  --------
 Total Current Assets                                                                   31,072                    40,137
                                                                                      --------                  --------

 Property, net                                                                         338,911                   362,441
 Other Assets:
    Goodwill                                                                            52,366                    53,353
    Intangible assets                                                                   96,674                   100,912
    Deferred financing costs, net                                                        8,443                    10,067
    Other                                                                               35,940                    40,343
                                                                                      --------                  --------
  Total Assets                                                                       $ 563,406                 $ 607,253
                                                                                      ========                  ========


 Liabilities
 Current Liabilities:
    Current maturities of notes and debentures                                       $  62,552                 $     599
    Current maturities of capital lease obligations                                      4,025                     4,523
    Accounts payable                                                                    38,458                    55,862
    Net liabilities of discontinued operations                                          19,357                    15,115
    Other                                                                              110,564                   126,618
                                                                                      --------                  --------
                                                                                       234,956                   202,717
                                                                                      --------                  --------

 Long-Term Liabilities:
     Notes and debentures, less current maturities                                     529,176                   609,531
     Capital lease obligations, less current maturities                                 33,927                    35,527
     Liability for insurance claims                                                     28,165                    26,778
     Other noncurrent liabilities and deferred credits                                  65,119                    72,457
                                                                                      --------                  --------
 Total Long-Term Liabilities                                                           656,387                   744,293
                                                                                      --------                  --------
 Total Liabilities                                                                     891,343                   947,010
 Total Shareholders' Deficit                                                          (327,937)                 (339,757)
                                                                                      --------                  --------
 Total Liabilities and Shareholders' Deficit                                         $ 563,406                 $ 607,253
                                                                                      ========                  ========

                             See accompanying notes

Denny's Corporation (formerly Advantica Restaurant Group, Inc.)
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)


                                                                                                  Accumulated        Total
                                                                      Additional                    Other         Shareholders'
                                                  Common Stock         Paid-in                   Comprehensive       Equity/
                                                 Shares    Amount      Capital      Deficit      Income (Loss)      (Deficit)
                                                 ------    ------     ----------    -------      -------------    -------------

(In thousands)

Balance, December 26, 2001                       40,143    $ 401      $ 417,293     $ (749,869)     $  (7,582)    $  (339,757)
                                                 ------     ----       --------      ---------       --------      ----------
     Comprehensive loss:
      Net income                                     --      ---            ---         11,528            ---          11,528
      Other comprehensive income:
      Foreign currency translation adjustments      ---      ---            ---            ---            176             176
                                                 ------     ----       --------      ---------       --------      ----------
      Comprehensive income                          ---                     ---         11,528            176          11,704
      Issuance of common stock                      106        2             88            ---            ---              90
      Exercise of stock options                      31      ---             26            ---            ---              26
                                                 ------     ----       --------      ----------      ---------     ----------
Balance, June 26, 2002                           40,280    $ 403      $ 417,407     $ (738,341)     $  (7,406)    $  (327,937)
                                                 ======     ====       ========      =========       ========      ==========

                             See accompanying notes

Denny's Corporation (formerly Advantica Restaurant Group, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                                                                    Two Quarters              Two Quarters
                                                                                       Ended                     Ended
                                                                                   June 26, 2002             June 27, 2001
                                                                                   -------------             -------------

(In thousands)
Cash Flows from Operating Activities:
Net income (loss)                                                                    $  11,528                 $ (44,227)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
   Amortization of goodwill and other intangible assets with
      indefinite lives                                                                     ---                    16,173
   Depreciation and other amortization                                                  41,558                    46,585
   Restructuring charges and exit costs                                                  3,079                     8,495
   Impairment charges                                                                      497                     8,343
   Amortization of deferred gains                                                       (3,776)                   (5,274)
   Amortization of deferred financing costs                                              2,097                     1,652
   Gains on refranchising and other, net                                                (3,580)                  (10,296)
   Amortization of debt premium                                                           (947)                     (920)
   Gain on early extinguishment of debt                                                (19,246)                   (7,778)
   Changes in Assets and Liabilities, Net of Effects of Acquisitions and
      Dispositions:
   Decrease (increase) in assets:
      Receivables                                                                         (916)                    8,765
      Inventories                                                                          124                        (4)
      Other current assets                                                               2,800                    (8,728)
      Other assets                                                                         303                    (2,854)
   Increase (decrease) in liabilities
      Accounts payable                                                                  (2,383)                   (6,162)
      Accrued salaries and vacations                                                    (6,644)                   (2,813)
      Accrued taxes                                                                        578                     1,135
      Other accrued liabilities                                                         (7,797)                  (16,943)
      Other noncurrent liabilities and deferred credits                                 (5,540)                   (1,298)
                                                                                      --------                  --------
Net cash flows provided by (used in) operating activities                               11,735                   (16,149)
                                                                                      --------                  --------
Cash Flows from Investing Activities:
   Purchase of property                                                                (13,853)                  (13,238)
   Proceeds from disposition of property                                                 5,451                    18,273
   Receipts from (advances to) discontinued operations, net                              4,086                   (56,078)
   Deposits securing FRD letters of credit                                               4,083                       ---
                                                                                      --------                  --------
Net cash flows used in investing activities                                               (233)                  (51,043)
                                                                                      --------                  --------


                             See accompanying notes

Denny's Corporation (formerly Advantica Restaurant Group, Inc.)
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)



                                                                                    Two Quarters              Two Quarters
                                                                                       Ended                     Ended
                                                                                   June 26, 2002             June 27, 2001
                                                                                   -------------             -------------

(In thousands)
Cash Flows from Financing Activities:
   Net borrowings under credit agreements                                            $   3,300                 $  55,000
   Long-term debt payments                                                              (2,799)                   (3,531)
   Deferred financing costs                                                             (1,920)                      ---
   Proceeds from exercise of stock options                                                  26                       ---
   Net change in bank overdrafts                                                       (13,133)                   (7,392)
                                                                                      --------                  --------
Net cash flows (used in) provided by financing activities                              (14,526)                   44,077
                                                                                      --------                  --------
Decrease in cash and cash equivalents                                                   (3,024)                  (23,115)
Cash and Cash Equivalents at:
   Beginning of period                                                                   6,696                    27,260
                                                                                      --------                  --------
   End of period                                                                     $   3,672                 $   4,145
                                                                                      ========                  ========

                             See accompanying notes

Denny's Corporation (formerly Advantica Restaurant Group, Inc.)
Notes to Condensed Consolidated Financial Statements
June 26, 2002
(Unaudited)

Note 1.  General
         -------

Denny's Corporation (formerly Advantica Restaurant Group, Inc.), through its wholly owned subsidiaries, Denny's Holdings, Inc., and Denny's, Inc. owns and operates the Denny's restaurant brand, or Denny's. On July 10, 2002, subsequent to quarter end, we completed the divestiture of FRD Acquisition Co., or FRD, a wholly owned subsidiary. We have accounted for FRD as a discontinued operation in the accompanying consolidated financial statements (see Note 9).

With the closing of the FRD divestiture, Advantica Restaurant Group, Inc. completed its transition from a restaurant holding company to a one-brand entity. Accordingly, on July 10, 2002, we changed our name to Denny's Corporation.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. Excluding restructuring charges and exit costs recorded in the two quarters ended June 26, 2002, all such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 26, 2001 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2001 Annual Report on Form 10-K. The results of operations for the two quarters ended June 26, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 25, 2002.

At June 26, 2002, we had a shareholders' deficit of approximately $327.9 million and have incurred net losses in each of the last three fiscal years. Our revolving credit facility matures on January 7, 2003. We expect to remain in compliance with our loan covenants throughout fiscal year 2002. Our ability to maintain continuity of operations will depend on a number of factors, including our ability to negotiate a new credit facility. We are currently considering alternatives for refinancing our revolving credit facility. We believe that we will be able to negotiate a replacement credit facility on or prior to the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms.

The accompanying consolidated financial statements reflect the following changes in classification:

         As discussed further in Note 2, "Change in Accounting for Goodwill and Other Intangible Assets," we reclassified net reorganization value in excess of amounts allocable to identifiable assets, or reorganization value, of $28.3 million to goodwill at December 26, 2001.

         As discussed further in Note 8, "Implementation of New Accounting Standards," we reclassified a $7.8 million extraordinary item recorded during 2001 to other operating (income) expenses, net during the second quarter of 2002.

         Prior to fiscal year 2002, we allocated certain indirect general and administrative expenses to costs of franchise and license revenue. Beginning with the first quarter of 2002, we have ceased the allocation of these indirect costs to the costs of franchise and license revenue line. Prior year general and administrative expenses and costs of franchise and license revenue have been reclassified to conform to the current year presentation.

These changes in classification have no effect on previously reported total assets, net income (loss) or income (loss) per share.

Note 2.  Change in Accounting for Goodwill and Other Intangible Assets
         -------------------------------------------------------------

We adopted Statement of Financial Accounting Standard No. 142, or SFAS 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal year 2002, and as a result we are no longer amortizing reorganization value, goodwill and trade names. Further, in accordance with SFAS 142, we have reclassified $28.3 million of reorganization value to goodwill. We also reclassified reorganization value to goodwill on the consolidated balance sheet as of December 26, 2001 to be comparable to the consolidated balance sheet as of June 26, 2002.

During the first quarter of 2002, we completed our testing of intangible assets with definite lives and our assessment of impairment of goodwill and other intangible assets with indefinite lives. We performed an impairment test and determined that none of the recorded goodwill or other intangible assets with indefinite lives was impaired. In accordance with SFAS 142, goodwill and other intangible assets with indefinite lives will be tested for impairment at least annually, and more frequently if circumstances indicate that it may be impaired. We anticipate performing our annual impairment test during the fourth quarter of each fiscal year.

The changes in carrying amounts of goodwill, including amounts previously reported as reorganization value, for the two quarters ended June 26, 2002 following the adoption of SFAS 142 are as follows:

         (In thousands)
         Balance at December 26, 2001                                $ 53,353
         Reversal of income tax liabilities related
           to reorganization                                             (987)
                                                                      -------
         Balance at June 26, 2002                                    $ 52,366
                                                                      =======

The following table reflects intangible assets as reported at December 26, 2001 and at June 26, 2002 following the adoption of SFAS 142:


                                                               December 26, 2001                      June 26, 2002
                                                         ----------------------------         ----------------------------
                                                           Gross                               Gross
                                                         Carrying         Accumulated         Carrying         Accumulated
                                                          Amount         Amortization          Amount         Amortization
                                                         --------        ------------         --------        ------------

(In thousands)
Intangible assets with indefinite lives:
   Trade names                                          $  42,323        $    ---            $  42,323        $     ---
   Liquor licenses                                          1,221             ---                1,221              ---
Intangible assets with definite lives:
   Franchise agreements                                    80,049          23,828               78,400           26,304
   Foreign license agreements                               2,041             894                2,041            1,007
                                                         --------         -------             --------          -------
                                                        $ 125,634        $ 24,722            $ 123,985         $ 27,311
                                                         ========         =======             ========          =======



Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

          (In thousands)
          Remainder of 2002                              $   3,093
          2003                                               6,148
          2004                                               5,838
          2005                                               5,672
          2006                                               5,353

The following table reflects consolidated operating results as though we adopted SFAS 142 as of the beginning of the two quarters ended June 27, 2001:


                                                                            Quarter                             Two Quarters
                                                                             Ended                                 Ended
                                                                    --------------------------          ---------------------------
                                                                    June 26,          June 27,          June 26,           June 27,
                                                                      2002              2001              2002               2001
                                                                    --------          --------          --------           --------

(In thousands)
Reported net income (loss)                                         $ 16,212          $ (30,851)        $ 11,528           $ (44,227)
Add back amortization of reorganization value                           ---              7,151              ---              14,725
Add back goodwill amortization                                          ---                410              ---                 861
Add back trade name amortization                                        ---                293              ---                 587
                                                                    -------           --------          -------            --------
Adjusted net income (loss)                                         $ 16,212          $ (22,997)        $ 11,528           $ (28,054)
                                                                    =======           ========          =======            ========

Reported basic and diluted income (loss) per share                 $   0.40          $   (0.77)        $   0.29           $   (1.10)
Add back amortization of reorganization value                           ---               0.18              ---                0.37
Add back goodwill amortization                                          ---               0.01              ---                0.02
Add back trade name amortization                                        ---               0.01              ---                0.01
                                                                    -------           --------          -------            --------
Adjusted net income (loss)                                         $   0.40          $   (0.57)        $   0.29           $   (0.70)
                                                                    =======           ========          =======            ========


Note 3.  Restructuring Charges and Exit Costs
         ------------------------------------

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

Exit costs were comprised of the following:


                                                                            Quarter                             Two Quarters
                                                                             Ended                                 Ended
                                                                    --------------------------          ---------------------------
                                                                    June 26,          June 27,          June 26,           June 27,
                                                                      2002              2001              2002               2001
                                                                    --------          --------          --------           --------

(In thousands)
Future rents, net of estimated sublease income                      $ 2,513           $ 3,378           $ 2,485            $ 3,378
Property taxes                                                          107             2,952               266              2,952
Brokerage commissions                                                   ---               942               ---                942
De-identification and maintenance costs                                 113               878               232                878
Severance and other costs                                                48               345                96                345
                                                                     ------            ------            ------             ------
                                                                    $ 2,781           $ 8,495           $ 3,079            $ 8,495
                                                                     ======            ======            ======             ======

Exit costs recorded during the two quarters ended June 26, 2002 consist of approximately $0.6 million related to the closure of underperforming units and $2.5 million related to future lease obligations on our former corporate headquarters facility due to the bankruptcy of our most significant tenant.
At June 26, 2002, discounted accrued exit costs totaled approximately $19.3 million. Cash payments for exit cost liabilities paid during the two quarters ended June 26, 2002 were approximately $4.7 million. Estimated cash payments related to exit cost liabilities in the next five years are as follows:

         (in thousands)
         Remainder of 2002                                           $ 4,154
         2003                                                          7,757
         2004                                                          5,362
         2005                                                          2,620
         2006                                                          2,274

During 2000 and 2001, we recorded severance and outplacement costs related to restructuring plans of $13.6 million. Through June 26, 2002, $12.7 million of these costs have been paid, of which $2.9 million was paid during the two quarters ended June 26, 2002. The remaining $0.9 million is expected to be paid out by the first quarter of 2003.


Note 4.  Income Taxes
         ------------

On March 9, 2002, President Bush signed into law H.R. 3090, the Job Creation and Worker Assistance Act of 2002, or the Act. The Act will allow us to carry back alternative minimum tax, or AMT, net operating losses generated during 2001, which will result in a cash refund of 1998 AMT taxes paid of approximately $2.7 million. During the two quarters ended June 26, 2002, we recorded a receivable and a corresponding reduction of current income tax expense related to the expected cash refund.


Note 5.  Income (Loss) Per Share Applicable to Common Shareholders
         ---------------------------------------------------------

                                                                            Quarter                             Two Quarters
                                                                             Ended                                 Ended
                                                                    --------------------------          ---------------------------
                                                                    June 26,          June 27,          June 26,           June 27,
                                                                      2002              2001              2002               2001
                                                                    --------          --------          --------           --------

(In thousands)
Numerator for basic and diluted income (loss) per share ---
      income (loss) from continuing operations available
      to common shareholders                                        $ 16,212          $(30,851)         $ 11,528           $(44,227)
                                                                     =======           =======           =======            =======
Denominator:
   Denominator for basic income (loss) per share --- weighted
      average shares                                                  40,276            40,143           40,255              40,130
                                                                     -------           -------           ------             -------
   Effect of dilutive securities:
      Options                                                            202               ---              188                 ---
                                                                     -------           -------           ------             -------
   Denominator for diluted income (loss) per share ---
      adjusted weighted average shares and assumed
      conversions of dilutive securities                              40,478            40,143           40,443              40,130
                                                                     =======           =======          =======             =======

Basic income (loss) per share from continuing operations            $   0.40          $  (0.77)        $   0.29           $   (1.10)
                                                                     =======           =======          =======             =======
Diluted income (loss) per share from continuing
   operations                                                       $   0.40          $  (0.77)        $   0.29           $   (1.10)
                                                                     =======           =======          =======             =======


The calculations of basic and diluted income (loss) per share have been based on the weighted average number of shares outstanding. Warrants have been omitted from the calculations for all periods presented because they have an antidilutive effect on income (loss) per share. Options have been omitted from the calculations for the quarter and two quarters ended June 27, 2001 because they have an antidilutive effect on loss per share.


Note 6.  Revolving Credit Facility
         -------------------------

Denny's, Inc. is the borrower under a senior secured revolving credit facility, or credit facility, with JP Morgan Chase Bank and other lenders which provides Denny's with a working capital and letter of credit facility. Under the terms of the credit facility, commitments were reduced from $200.0 million to $155.3 million as of July 10, 2002 upon receipt of cash payments related to Denny's receivable and deposits securing outstanding letters of credit under the Coco's/Carrows credit facility (see Note 9). The cash payments included the collection of scheduled payments and the payment received in connection with the divestiture of FRD on July 10, 2002 (see Note 9).

At June 26, 2002, we had working capital advances of $62.0 million and letters of credit outstanding of $49.4 million under the credit facility. Advances accrue interest at a variable rate (approximately 5.9% at June 26, 2002) based on the prime rate or an adjusted Eurodollar rate. The credit facility matures on January 7, 2003; therefore, we have classified the amounts due under the facility as current liabilities on our consolidated balance sheet. As discussed in Note 1, we are currently considering alternatives for refinancing our credit facility. We believe that we will be able to negotiate a replacement facility on or prior to the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms.

We were in compliance with the terms of the credit facility at June 26, 2002. Under the most restrictive provision of the credit facility (the interest coverage ratio), EBITDA could have been approximately $17.2 million less for the four quarters ended June 26, 2002 and we would still have been in compliance.


Note 7.  Debt
         ----

On April 15, 2002, we exchanged $88.1 million aggregate principal amount of our 11 1/4% senior notes due 2008, or 11 1/4% Notes, for $70.4 million aggregate principal amount of 12 3/4% senior notes due 2007, or 12 3/4% Notes. Denny's Corporation and its wholly owned subsidiary, Denny's Holdings, Inc. (the direct parent of Denny's restaurant operations), are jointly obligated with respect to the 12 3/4% Notes; therefore, the 12 3/4% Notes are structurally senior to the 11 1/4% Notes. The 11 1/4% Notes pay interest on January 15 and July 15 of each year and will expire on January 7, 2008. The 12 3/4% Notes pay interest on March 31 and September 30 of each year and will expire on September 30, 2007. As a result of our completing the exchange offer, we recorded a gain of $19.2 million in the second quarter of 2002 (which is included in other nonoperating income in the accompanying consolidated financial statements). In addition, costs of approximately $1.4 million incurred in connection with this exchange of debt were deferred and will be amortized over the term of the 12 3/4% Notes.


Note 8.  Implementation of New Accounting Standards
         ------------------------------------------

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections." Among other things, SFAS 145 eliminates FASB Statement No. 4, or SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result of the elimination of SFAS 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. We have early adopted SFAS 145 in the second quarter of 2002. See Note 1 for a discussion of the effects of adopting this new accounting standard.

Note 9.  Discontinued Operations
         -----------------------

FRD Bankruptcy and Divestiture

On January 16, 2001, FRD elected not to make the scheduled interest payment (and all subsequent interest payments) due on the $156.9 million aggregate principal amount of its 12.5% senior notes due 2004. On February 14, 2001, to facilitate the divestiture of its Coco's and Carrows brands and to preserve their going concern value, FRD filed for protection under Chapter 11 of the United States Bankruptcy Code.

On February 19, 2002, Advantica and Denny's, along with FRD, Coco's and Carrows, entered into a stipulation and agreement of settlement, or settlement agreement, with the official committee of unsecured creditors of FRD seeking to resolve various disputes relating to the administration of FRD's bankruptcy case. The bankruptcy court approved the settlement agreement on March 8, 2002 and confirmed a plan of reorganization on June 20, 2002. On July 10, 2002, through FRD's bankruptcy proceedings, the divestiture of FRD was completed. As part of the transaction, Denny's received a payment of approximately $32.5 million in connection with FRD's senior secured credit facility where Denny's was lender. Such payment represented all outstanding obligations under the facility less a $10 million discount. This was the maximum amount payable to Denny's under the plan of reorganization and settlement agreement (see
Coco's /Carrows Credit Facility below). FRD's Letters of Credit under the prior credit facility remain outstanding. The letters of credit secure certain obligations of FRD and its subsidiaries under various insurance programs which are anticipated to be satisfied in the ordinary course of business. Denny's has agreed to continue to provide the cash collateral supporting these letters of credit (currently $5.7 million) for a fee until the letters of credit terminate or are replaced. Denny's also received a separate four-year note payable from reorganized FRD for continuing to provide the cash collateral. Denny's will continue to provide various management and support services to FRD over an initial term of up to one year under a services agreement that provides for a fee of up to approximately $6.3 million. FRD has the option, with notice, to reduce or terminate the services provided by Denny's during this initial term.

As a result of the divestiture of FRD, we will record a gain on the disposal of discontinued operations in the third quarter of 2002 estimated to be approximately $56.0 million, representing the receipt of proceeds of approximately $32.5 million, and the elimination of the net liabilities of discontinued operations of approximately $23.5 million at July 10, 2002.

As required by our credit facility, the proceeds received from the divestiture of FRD were used to reduce the balance outstanding under the credit facility by approximately $32.5 million. Based on current borrowing rates of approximately 5.9%, such reduction of outstanding borrowings under the credit facility would result in proforma annual interest savings of approximately $1.9 million.

Our statements of consolidated operations and cash flows for all periods presented herein reflect FRD as discontinued operations. Revenue, operating income (loss) and net loss of the discontinued operations for the reported periods are as follows:


                                    Quarter                             Two Quarters
                                     Ended                                 Ended
                            --------------------------          ---------------------------
                            June 26,          June 27,          June 26,           June 27,
                              2002              2001              2002               2001
                            --------          --------          --------           --------
(In millions)
Revenue                     $ 83.6            $ 87.9            $ 167.0            $ 177.3
Operating income (loss)        1.1              (1.2)               0.9               (2.0)
Net loss                      (1.2)             (3.2)              (3.9)              (9.2)



FRD's net losses of $3.9 million, $22.4 million and $89.5 million for the two quarters ended June 26, 2002, the fiscal year ended December 26, 2001 and the two quarters ended December 27, 2000, respectively, which were incurred subsequent to the measurement date, are deferred and included as a component of net liabilities of discontinued operations (included in other assets of discontinued operations in the table below) in our consolidated balance sheets, and accordingly, will be a component of the gain on disposal of discontinued operations to be recorded in the third quarter of 2002.

As a result of its Chapter 11 bankruptcy filing, FRD's financial position at June 26, 2002 and December 26, 2001 has been presented in conformity with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and accordingly, all prepetition liabilities of FRD that are subject to compromise through this bankruptcy proceeding are segregated as liabilities subject to compromise. Our presentation of FRD's financial position does not purport to show (a) the realizable value of its assets on a liquidation basis or their availability to satisfy liabilities, (b) the amounts of its prepetition liabilities that may be allowed for claims or contingencies, or (c) the effect of any change in capitalization on its shareholder accounts. The financial position of FRD is reported as net liabilities of discontinued operations in our consolidated balance sheets and consists of the assets and liabilities reported below.



                                                                                          June 26,          December 26,
                                                                                            2002                2001
                                                                                          --------          ------------

(In thousands)
Assets
Current assets                                                                          $  22,793            $  27,273
Property owned, net                                                                        65,838               69,470
Other assets, including deferred losses from operations                                   133,654              129,213
                                                                                         --------              -------
                                                                                          222,285              225,956
                                                                                         --------              -------
Less liabilities
Current liabilities
   Current portion of obligations under capital lease                                       2,165                2,523
   Coco's/Carrows Credit Facility payable to Denny's (see below)                           46,206               51,692
   Other current liabilities                                                               38,319               37,434
                                                                                         --------              -------
                                                                                           86,690               91,649
                                                                                         --------              -------
Long-term liabilities
   Obligations under capital lease, noncurrent                                              4,030                4,680
   Other long-term liabilities                                                             20,794               20,100
                                                                                         --------              -------
                                                                                           24,824               24,780
                                                                                         --------              -------
Total liabilities not subject to compromise                                               111,514              116,429
Liabilities subject to compromise                                                         176,334              176,334
                                                                                         --------              -------
Total liabilities                                                                         287,848              292,763
                                                                                         --------              -------
Net liabilities of FRD                                                                     65,563               66,807
Denny's receivable related to Coco's/Carrows Credit Facility (see below)                   46,206               51,692
                                                                                         --------              -------
Net liabilities of discontinued operations                                              $  19,357             $ 15,115
                                                                                         ========              =======


Coco's/Carrows Credit Facility

At June 26, 2002, FRD's principal operating subsidiaries, Coco's and Carrows, had a senior secured credit facility, with Denny's as the senior secured lender. At June 26, 2002, FRD's operating subsidiaries had $20.7 million of outstanding term loan borrowings, working capital borrowings of $24.7 million and letters of credit outstanding of $5.6 million. At the time it became the senior secured lender in January 2001, Denny's, Inc. deposited cash collateral with one of Coco's and Carrows' former lenders to secure the Coco's/Carrows credit facility's outstanding letters of credit. At June 26, 2002, the balance of such deposit was $5.7 million, which is reflected in other current assets in our consolidated balance sheets. Denny's receivable of $46.2 million, including accrued interest of $0.8 million at June 26, 2002, relates to borrowings under the Coco's/Carrows credit facility. This receivable eliminates in consolidation, thereby reducing the net liabilities of discontinued operations on our consolidated balance sheet at June 26, 2002. As a result of FRD's bankruptcy and divestiture, the balances of the Coco's/Carrows Credit Facility have been satisfied as discussed above in FRD Bankruptcy and Divestiture.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to highlight significant changes in our financial position as of June 26, 2002 and results of operations for the quarter and two quarters ended June 26, 2002 compared to the quarter and two quarters ended June 27, 2001. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: our ability to maintain continuity of operations and negotiate a replacement credit facility prior to its January 2003 maturity date; competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Result of Operations contained in our Annual Report on Form 10-K for the year ended December 26, 2001 and in Exhibit 99 thereto.

Restaurant Operations and Unit Activity
---------------------------------------



                                                           Quarter Ended                            Two Quarters Ended
                                                 ------------------------------------     --------------------------------------
                                                 June 26,     June 27,     Increase/      June 26,      June 27,      Increase/
                                                   2002         2001       (Decrease)       2002          2001        (Decrease)
                                                 --------     --------     ----------     --------      --------      ----------

(Dollars in thousands)
Total systemwide sales (a)                      $ 562,846    $ 578,255       (2.7%)     $ 1,104,668   $ 1,130,852       (2.3%)
EBITDA as defined (b)                              40,301       35,898       12.3%           73,461        65,141       12.8%

Average unit sales:
   Company-owned                                    368.9        353.4        4.4%            717.2         684.8        4.7%
   Franchise                                        305.5        298.0        2.5%            597.2         583.9        2.3%
Company-owned data:
   Same-store sales (decrease) increase (c)(d)      (0.4%)        2.0%                        (0.3%)         2.1%
   Guest check average increase (d)                  2.1%         1.4%                         1.7%          2.6%


(a) Total systemwide sales includes sales from company-owned, franchised and licensed restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.
(b) We define "EBITDA" as operating income (loss) before depreciation, amortization and impairment, restructuring and exit costs as follows:


                                                                            Quarter                             Two Quarters
                                                                             Ended                                 Ended
                                                                    --------------------------          ---------------------------
                                                                    June 26,          June 27,          June 26,           June 27,
                                                                      2002              2001              2002               2001
                                                                    --------          --------          --------           --------

         (In thousands)
         Operating income (loss)                                    $ 16,163          $(12,287)         $ 28,327           $(14,455)
         Total amortization and depreciation                          20,860            31,347            41,558             62,758
         Total impairment, restructuring and exit costs                3,278            16,838             3,576             16,838
                                                                      ------           -------           -------            -------
                                                                    $ 40,301         $  35,898          $ 73,461           $ 65,141
                                                                     =======           =======           =======            =======


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

The table below summarizes Denny's restaurant unit activity for the quarter ended June 26, 2002.



                                Ending          Units                       Units         Ending           Ending
                                Units          Opened/         Units        Sold/         Units             Units
                           March 27, 2002     Acquired     Refranchised     Closed     June 26, 2002     June 27, 2001
                           ---------------    --------     ------------     ------     -------------     -------------

Company-owned                     602              1            (10)          (5)            588               663
Franchised units                1,108             12             10          (18)          1,112             1,114
Licensed units                     14            ---            ---          ---              14                14
                               ------           ----           ----         ----          ------            ------
                                1,724             13            ---          (23)          1,714             1,791
                               ======           ====           ====         ====          ======            ======



Results of Operations
---------------------

Quarter Ended June 26, 2002 Compared to Quarter Ended June 27, 2001
-------------------------------------------------------------------

Company Operations

Company restaurant sales are the revenues generated from restaurants operated by Denny's. Denny's company restaurants recorded a 0.4% decline in same-store sales for the current year quarter. Company restaurant sales decreased $24.7 million (10.2%) primarily due to a net 75-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted from store closures and the sale of restaurants to franchisees.

Total costs of company restaurant sales decreased $28.4 million (13.6%), driven by the decrease in the number of company-owned restaurants. As a percentage of company restaurant sales, total costs of company restaurant sales decreased to 83.0% from 86.2% as a result of the closure of certain underperforming units as well as other operating cost reductions. Specifically, product costs decreased to 23.7% from 25.0% resulting from lower commodity costs and improved food waste controls. Payroll and benefits remained consistent for the period at 40.5%. Occupancy costs decreased to 5.6% from 6.2% of company restaurant sales as a result of the closure of underperforming units. Other operating expenses decreased to 13.1% from 14.6% primarily as a result of lower utility costs, lower repairs and maintenance expenses and lower legal settlement costs, including a $1.0 million reduction in estimated legal settlement liabilities resulting from the favorable settlement of certain cases.

Operating margins for company-owned restaurants were $37.1 million (17.0% of company restaurant sales) for the quarter ended June 26, 2002 compared with $33.3 million (13.8% of company restaurant sales) for the quarter ended June 27, 2001.

Franchise Operations

Franchise and license revenues are the revenues received by Denny's from its franchisees and include royalties, initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees.

Franchise and license revenue was $22.9 million for the quarter ended June 26, 2002, comprised of royalties and initial franchise fees of $14.5 million and occupancy revenue of $8.4 million, compared with $22.3 million for the quarter ended June 27, 2001, comprised of royalties and fees of $13.8 million and occupancy revenue of $8.5 million. The revenue increase of $0.6 million (2.8%) resulted primarily from an increase in average unit sales of franchise restaurants.

Costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel, bad debt expense and marketing expenses, net of marketing contributions received from franchisees.

Costs of franchise and license revenue were $7.4 million for the quarter ended June 26, 2002, comprised of occupancy costs of $5.7 million and other direct expenses of $1.7 million, compared with $8.9 million for the quarter ended June 27, 2001, comprised of occupancy costs of $5.0 million and other direct expenses of $3.9 million. Costs of franchise and license revenue decreased $1.5 million (17.1%), driven by a $1.6 million decrease in net marketing expense and a $0.5 million decrease in bad debt expense, partially offset by a $0.7 million increase in rent expense. As a percentage of franchise and license revenues, these costs decreased to 32.2% for the quarter ended June 26, 2002 from 40.0% for the quarter ended June 27, 2001, resulting primarily from the decrease in net marketing expense and bad debt expense, partially offset by an increase in rent expense.

Franchise operating margins were $15.5 million (67.8% of franchise and license revenue) for the quarter ended June 26, 2002 compared with $13.4 million (60.0% of franchise and license revenue) for the quarter ended June 27, 2001.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses decreased $2.7 million (15.9%) compared with the prior year quarter. The decrease resulted from reductions in corporate overhead costs related to recent workforce reductions. Depreciation and other amortization decreased $10.5 million primarily as a result of fewer company-owned units and due to the implementation of SFAS 142 relating to the amortization of excess reorganization value. See Notes 2 and 8 to our consolidated financial statements.

Lower refranchising activity in 2002 resulted in a $4.1 million decrease in gains on refranchising and other, net.

Exit costs of $2.8 million recorded in 2002 primarily represent additional provisions for future rent obligations on our former corporate headquarters facility due to the bankruptcy of our most significant tenant. For additional information concerning restructuring charges and exit costs, see Note 3 to our consolidated financial statements.

Operating income was $16.2 million for the quarter ended June 26, 2002 compared with a loss of $12.3 million for the quarter ended June 27, 2001.

Interest expense, net, for the quarter ended June 26, 2002 was comprised of $20.1 million interest expense offset by $1.2 million interest income compared with $19.7 million interest expense offset by $1.7 million interest income for the quarter ended June 27, 2001. The decrease in interest income resulted from lower cash balances and a reduction in the balance of the Coco's and Carrows credit facility.

Other nonoperating income for the quarter ended June 26, 2002 primarily represents a gain on the exchange of debt of $19.2 million. For further information regarding our debt exchange, see Note 7 to our consolidated financial statements.

The provision for income taxes from continuing operations has been computed based on management's estimate of the annual effective income tax rate applied to income (loss) before income taxes. We recorded an income tax provision reflecting an approximate rate of 1.8% for the quarter ended June 26, 2002 compared with an income tax provision reflecting an approximate rate of 1.8% for the quarter ended June 27, 2001.

The consolidated statements of operations and cash flows presented herein reflect FRD as discontinued operations for the quarters ended June 26, 2002 and June 27, 2001. Revenue and operating income (loss) of discontinued operations for the two quarters ended June 26, 2002 and June 27, 2001 were $83.6 million and $1.1 million and $87.9 million and ($1.2 million), respectively. FRD's net losses of $1.2 million and $3.2 million for the quarters ended June 26, 2002 and June 27, 2001, respectively, which were incurred subsequent to the measurement date, are deferred and included as a component of net liabilities of discontinued operations.

Net income was $16.2 million for the quarter ended June 26, 2002 compared with a net loss of $30.9 million for the quarter ended June 27, 2001 due to the factors noted above.


Results of Operations
---------------------

Two Quarters Ended June 26, 2002 Compared to Two Quarters Ended June 27, 2001
-----------------------------------------------------------------------------

Company Operations

Company restaurant sales are the revenues generated from restaurants operated by Denny's. Denny's company restaurants recorded a 0.3% decline in same-store sales for the two quarters ended June 26, 2002. Company restaurant sales decreased $49.2 million (10.3%) primarily due to a net 75-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted from store closures and the sale of restaurants to franchisees.

Total costs of company restaurant sales decreased $54.5 million (13.1%), driven by the decrease in the number of company-owned restaurants. As a percentage of company restaurant sales, total costs of company restaurant sales decreased to 84.3% from 87.0% as a result of the closure of certain underperforming units as well as other operating cost reductions. Specifically, product costs decreased to 24.0% from 25.1% resulting from lower commodity costs and improved food waste controls. Payroll and benefits increased to 41.1% from 40.7% due to increased staffing levels and wage rate increases. Occupancy costs decreased to 5.7% from 6.3% as a result of the closure of underperforming units. Other operating expenses decreased to 13.5% from 14.9% primarily as a result of lower utility costs, lower repairs and maintenance expenses and lower legal settlement costs, including a $1.0 million reduction in estimated legal settlement liabilities resulting from the settlement of certain cases.

Operating margins for company-owned restaurants were $67.6 million (15.7% of company restaurant sales) for the two quarters ended June 26, 2002 compared with $62.4 million (13.0% of company restaurant sales) for the two quarters ended June 27, 2001.

Franchise Operations

Franchise and license revenues are the revenues received by Denny's from its franchisees and include royalties, initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees.

Franchise and license revenue was $45.1 million for the two quarters ended June 26, 2002, comprised of royalties and initial franchise fees of $28.0 million and occupancy revenue of $17.1 million, compared with $43.8 million for the two quarters ended June 27, 2001, comprised of royalties and fees of $27.1 million and occupancy revenue of $16.7 million. The revenue increase of $1.3 million (2.9%) resulted primarily from an increase in average unit sales of franchise restaurants.

Costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel, bad debt expense and marketing expenses, net of marketing contributions received from franchisees.

Costs of franchise and license revenue were $14.6 million for 2002, comprised of occupancy costs of $11.2 million and other direct expenses of $3.4 million for the two quarters ended June 26, 2002, compared with $17.1 million for the two quarters ended June 27, 2001, comprised of occupancy costs of $10.0 million and other direct expenses of $7.1 million. Costs of franchise and license revenue decreased $2.5 million (14.3%), driven by a $3.3 million decrease in net marketing expense and a $0.5 million decrease in bad debt expense. As a percentage of franchise and license revenues, these costs decreased to 32.4% in the two quarters ended June 26, 2002 from 38.9% in the two quarters ended June 27, 2001, resulting primarily from the decrease in net marketing expense and bad debt expenses, partially offset by an increase in rent expense.

Our franchise operating margins were $30.5 million (67.6% of franchise and license revenue) for the two quarters ended June 26, 2002 compared with $26.8 million (61.1% of franchise and license revenue) for the two quarters ended June 27, 2001.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses decreased $6.1 million (17.7%) compared with the two quarters ended June 27, 2001. The two quarters ended June 27, 2001 included approximately $1.6 million of nonrecurring senior management recruiting expenses. The remaining decrease resulted from organizational changes implemented during 2001. Depreciation and other amortization decreased $21.2 million primarily as a result of fewer company-owned units and due to the implementation of SFAS 142 relating to the amortization of excess reorganization value. See Notes 2 and 8 to our consolidated financial statements.

Lower refranchising activity in 2002 resulted in a $6.7 million decrease in gains on refranchising and other, net.

Exit costs of $3.1 million recorded in 2002 primarily represent additional provisions for future rent obligations on our former corporate headquarters facility due to the bankruptcy of our most significant tenant. For additional information concerning restructuring charges and exit costs, see Note 3 to our consolidated financial statements.

Operating income was $28.3 million for the two quarters ended June 26, 2002 compared with a loss of $14.5 million for the two quarters ended June 27, 2001.

Interest expense, net, for the two quarters ended June 26, 2002 was comprised of $40.6 million interest expense offset by $2.4 million interest income compared with $40.0 million interest expense offset by $3.5 million interest income for the two quarters ended June 27, 2001. The decrease in interest income resulted from lower cash balances and a reduction in the balance of the Coco's and Carrows credit facility.

The (benefit from) provision for income taxes from continuing operations has been computed based on management's estimate of the annual effective income tax rate applied to income (loss) before income taxes. We recorded an income tax benefit reflecting an approximate rate of 22.8% for the two quarters ended
June 26, 2002 compared with an income tax provision reflecting an approximate rate of 2.5% for the two quarters ended June 27, 2001. The change in income taxes for the period resulted from a $2.7 million benefit recorded in the two quarters ended June 26, 2002 related to the enactment of H.R. 3090, the Job Creation and Worker Assistance Act of 2002. See Note 4 to our consolidated financial statements.

The consolidated statements of operations and cash flows presented herein reflect FRD as discontinued operations. Revenue and operating income (loss) of discontinued operations for the two quarters ended June 26, 2002 and June 27, 2001 were $167.0 million and $0.9 million and $177.3 million and ($2.0 million), respectively. FRD's net losses of $3.9 million and $9.2 million for the two quarters ended June 26, 2002 and June 27, 2001, respectively, which were incurred subsequent to the measurement date, are deferred and included as a component of net liabilities of discontinued operations.

Other nonoperating income for the two quarters ended June 26, 2002 primarily represents a gain on the exchange of debt of $19.2 million. For further information regarding our debt exchange, see Note 7 to the consolidated financial statements. During the first quarter of 2001, as a result of the settlement of the remaining issues related to our former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and a gain was recorded as a component of other nonoperating income.

Net income was $11.5 million for the two quarters ended June 26, 2002 compared with a net loss of $44.2 million for the two quarters ended June 27, 2001 due to the factors noted above.


Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility

At June 26, 2002, we had working capital advances of $62.0 million and letters of credit outstanding of $49.4 million under the credit facility. Advances under the credit facility accrue interest at a variable rate (approximately 5.9% at June 26, 2002) based on the prime rate or an adjusted Eurodollar rate. The credit facility matures on January 7, 2003; therefore, we have classified the amounts due under the facility as current liabilities on our consolidated balance sheet. We are currently considering alternatives for refinancing our credit facility. We believe that we will be able to negotiate a replacement credit facility on or prior to the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms.

We were in compliance with the terms of the credit facility at June 26, 2002. Under the most restrictive provision of the credit facility (the interest coverage ratio), EBITDA could have been approximately $17.2 million less for the four quarters ended June 26, 2002, and we would still have been in compliance.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the quarter ended June 26, 2002, our capital expenditures were $14.5 million. Of that amount, approximately $0.7 million was financed through capital leases. Capital expenditures during 2002 are expected to total $35 million to $45 million; however, we are not committed to spending this amount and could spend less if circumstances require.

Historically, we have met our liquidity requirements with internally generated funds, external borrowings and in recent years, proceeds from asset sales. Our ability to meet liquidity requirements, debt service obligations and to maintain continuity of operations will depend on a number of factors, including our ability to refinance our current credit facility by its January 7, 2003 maturity date and our ability to meet targeted levels of operating cash flow. We are currently considering alternatives for refinancing our credit facility. We believe that we will be able to negotiate a replacement credit facility by the January 2003 maturity date; however, no assurance can be given that we will be successful in negotiating a sufficient facility on commercially reasonable terms. Additionally, there can be no assurance that targeted levels of operating cash flow will actually be achieved. Our ability to achieve operating cash flow targets will depend upon consumer tastes, the success of marketing initiatives and other efforts to increase customer traffic in our restaurants, prevailing economic conditions and other matters, some of which are beyond our control. We believe that, together with funds available under the credit facility (or replacement facility), we will have sufficient cash flow from operations to meet working capital requirements, to pay interest and scheduled amortization on all of our outstanding indebtedness and to fund anticipated capital expenditures through 2002.

At June 26, 2002, our working capital deficit, excluding net liabilities of discontinued operations, was $184.5 million compared with $147.5 million at December 26, 2001. The increase in the working capital deficit at June 26, 2002 is primarily related to the reclassification of our borrowings under the credit facility to current liabilities. Excluding the reclassification of the credit facility borrowings, our working capital deficit decreased to $122.5 million, resulting primarily from the use of cash on hand and borrowings under the credit facility to satisfy current liabilities and the reduction of company-owned units from refranchising activity and store closures. We are able to operate with a substantial working capital deficit because (1)restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards
------------------------------------------

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections." Among other things, SFAS 145 eliminates FASB Statement No. 4, or SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result of the elimination of SFAS 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. We have early adopted SFAS 145 in the second quarter of 2002. See Note 1 to our consolidated financial statements for a discussion of the effects of adopting this new accounting standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the credit facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point change in the credit facility interest rate (approximately 5.9% at June 26, 2002) would cause the interest expense for the remainder of 2002 to change by approximately $0.3 million. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at June 26, 2002. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $438 million at June 26, 2002. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at June 26, 2002 relates primarily to market quotations for our 11 1/4% Notes.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at June 26, 2002.


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On June 20, 2002, the United States Bankruptcy Court for the District of Delaware approved and confirmed the First Amended Plan of Reorganization (the "Plan") filed in FRD's bankruptcy case. The terms of the Plan are consistent with the terms of the stipulation and settlement agreement (the "Stipulation and Settlement Agreement") entered into on February 19, 2002 (and approved by the Bankruptcy Court on March 8, 2002) by and among FRD, the Official Committee of Unsecured Creditors of FRD, Advantica, Denny's, FRI-M Corporation, Coco's and Carrows, as previously reported in the Company's Form 10-Q for the first quarter of 2002. See Note 9 to our consolidated financial statements for additional information.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

On January 16, 2001, FRD elected not to make the interest payment (and all subsequent interest payments) due and payable with respect to its 12.5%
Senior Notes due 2004 (the "FRD Senior Notes"). As a result of this nonpayment, and as a result of FRD's Chapter 11 filing on February 14, 2001, FRD is in default under the indenture governing the FRD Senior Notes. Therefore, the FRD Senior Notes are included in liabilities subject to compromise in net liabilities of discontinued operations on the accompanying consolidated balance sheets. FRD's bankruptcy filing operated as an automatic stay of all collection and enforcement actions by the holders of the FRD Senior Notes with respect to FRD's failure to make the interest payments when due. For additional information regarding discontinued operations and confirmation of FRD's Plan, see Note 9 to our consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Advantica Restaurant Group, Inc., or Advantica, was held on Wednesday, May 22, 2002, at which the following matters were voted on by the stockholders of Advantica:

(i)    Election of Directors
       --------------------

                                                               Votes Against
       Name                           Votes For                or Withheld
       ----                           ---------                -------------
       Vera K. Farris                 37,751,856               1,496,332
       Nelson J. Marchioli            37,766,731               1,481,457
       Robert E. Marks                37,752,756               1,495,432
       Lloyd I. Miller, III           37,751,856               1,496,332
       Charles F. Moran               37,748,756               1,499,432
       Elizabeth A. Sanders           37,751,182               1,497,006
       Donald R. Shepherd             37,721,738               1,526,450


(ii)   Ratification of the Selection of Auditors for the 2002 fiscal year
       ------------------------------------------------------------------

       Votes For                       Votes Against           Votes Abstaining
       ---------                       -------------           ----------------
       37,993,291                      30,790                  1,224,107

(iii)  Approval of 2002 Incentive program for the Company's Employees
       --------------------------------------------------------------

       Votes For                        Votes Against          Votes Abstaining
       ---------                        -------------          ----------------
       36,479,403                       2,749,851              18,934


(iv)   Approval of Denny's, Inc. Omnibus Incentive Compensation Plan
       -------------------------------------------------------------

       Votes For                         Votes Against         Votes Abstaining
       ----------                        -------------         ----------------
       36,519,753                        2,702,496              25,939


Item 6.  Exhibits and Reports on Form 8-K

a.       The following are included as exhibits to this report:

Exhibit
  No.    Description
-------  -----------

  2.1 First amended Plan of Reorganization of FRD Acquisition, Co., confirmed by order of the United States Bankruptcy Court for the District of Delaware on June 20, 2002 (incorporated by reference to Exhibit 2.2 to Advantica's Form 8-K dated July 10, 2002).

  4.1 Indenture relating to the 12 3/4% senior notes due 2007 (including the form of security) dated as of April 15, 2002, between Advantica and Denny's Holdings, Inc., as issuers, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Advantica's Quarterly Report on Form 10-Q for the quarter ended March 27, 2002).

 99.1 Statement of Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Statement of Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DENNY'S CORPORATION




Date:    August 12, 2002               By:      /s/ Rhonda J. Parish
                                                ------------------------------
                                                Rhonda J. Parish
                                                Executive Vice President,
                                                General Counsel and Secretary





Date:    August 12, 2002               By:      /s/ Andrew F. Green
                                                ------------------------------
                                                Andrew F.  Green
                                                Senior Vice President and
                                                Chief Financial Officer