Form 10-K
period 2002-12-25
DENNYS CORP
filed 2003-03-25
CIK 852772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-18051

Denny’s Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3487402
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

203 East Main Street Spartanburg, South Carolina (Address of principal executive offices)	29319-9966 (Zip Code)

Registrant’s telephone number, including area code:

(864) 597-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

$.01 Par Value, Common Stock
Common Stock Warrants expiring January 7, 2005
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $10,690,234 as of March 13, 2003, based upon the closing sales price of registrant’s common stock on that date of $0.64 per share.

     As of March 13, 2003, 40,742,929 shares of registrant’s common stock, $.01 par value per share, were outstanding.

     Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2003 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

      The forward-looking statements included in the “Business,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” and “hopes,” variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K (see Exhibit 99 — Safe Harbor Under the Private Securities Litigation Reform Act of 1995). The forward-looking information we have provided in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

i

PART I

Item 1.     Business

Introduction

      Denny’s Corporation (formerly Advantica Restaurant Group, Inc., or Advantica), or Denny’s, is one of the largest restaurant companies in the United States. Denny’s Corporation, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand. The Denny’s brand consists of 1,676 restaurants, 566 of which are company-owned and operated and 1,110 of which are franchised and licensed restaurants.

      On January 7, 1998, Advantica’s predecessor, Flagstar Companies, Inc., or FCI, and its wholly owned subsidiary Flagstar Corporation, or Flagstar, emerged from proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to FCI’s and Flagstar’s Amended Joint Plan of Reorganization dated as of November 7, 1997. Also on January 7, 1998, Flagstar merged with and into FCI, the surviving corporation, and FCI changed its name to Advantica Restaurant Group, Inc. FCI’s operating subsidiaries did not file bankruptcy petitions and were not parties to the above mentioned Chapter 11 proceedings. As a result of the reorganization, we significantly reduced our debt and simplified our capital structure, although we remain highly leveraged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for information concerning our indebtedness and debt service requirements.

      On July 10, 2002, we completed the divestiture of FRD Acquisition Co., or FRD, a wholly owned subsidiary. We have accounted for FRD as a discontinued operation, through that date, in the accompanying consolidated financial statements. See “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Notes 1 and 14 to our consolidated financial statements for additional information.

      With the completion of the FRD divestiture, Advantica completed its transition from a restaurant holding company to a one-brand entity; accordingly, on July 10, 2002, we changed our name to Denny’s Corporation.

Description of Business

      Denny’s is the nation’s largest family-style restaurant chain in terms of market share, number of units and U.S. systemwide sales. At December 25, 2002, Denny’s restaurants operated in 49 states, the District of Columbia, 2 U.S. territories and 4 foreign countries, with concentrations in California (24% of total restaurants), Florida (11%) and Texas (9%). Denny’s restaurants are designed to provide a “dining value” with moderately-priced food, friendly and efficient service and a pleasant atmosphere. We believe that Denny’s benefits from its generally strong market position and consumer recognition.

      Denny’s restaurants generally are open 24 hours a day, 7 days a week. Denny’s restaurants offer traditional family fare (including breakfast items, appetizers, hamburgers, sandwiches, salads, steaks, chicken, and desserts), and provide both counter and table service. Denny’s sales are evenly distributed across each of its dayparts (i.e., breakfast, lunch, dinner and late-night); however, breakfast items account for the majority of Denny’s sales. In 2002, Denny’s company-owned restaurants had an average guest check of $6.71 and average sales of $1.5 million.

      During 2002, we placed greater emphasis on food flavor and preparation and upgraded the menu to increase consumer appeal. New products such as our BBQ Chicken Sandwich and Fabulous French Toast were added to the menu to improve the taste experience of our customers. We also continued to focus on delivering value to our customers with promotions featuring our signature $2.99 Grand Slam Breakfast and programs such as “Kids Eat Free.”

      In 2001 and 2002, we implemented initiatives designed to improve the customer service component of our dining value formula. We invested more dollars into store-level labor and focused our personnel on delivering outstanding customer service by realigning our incentive programs.

      To provide a well-maintained, comfortable environment and improve the overall customer experience, we reinvested significantly in our restaurant facilities in 2001 and 2002. During the years ended December 26, 2001 and December 25, 2002, we spent approximately $41 million and $42 million, respectively, in capital expenditures and $28 million and $19 million, respectively, for repairs and maintenance. We have remodeled approximately 300 restaurants in the past three years. In addition, our franchisees have remodeled approximately 110 restaurants in the past two years. We believe our remodel program appeals to existing and new franchisees, which is integral to the completion of the program systemwide.

      We have an ongoing restaurant evaluation process to ensure that capital resources are effectively allocated to our company-owned units. As part of this process, we closed 61 and 45 underperforming restaurants during 2001 and 2002, respectively, that did not warrant additional capital investment. In addition, we sold 13 company-owned units to franchisees in 2002, compared with 59 units in 2001.

      Although we expect to continue selling company-owned units to franchisees on a limited basis, franchise unit development is generally expected to occur through new franchise unit openings. We opened 46 and 38 new franchise units in 2001 and 2002, respectively. The initial fee for a single Denny’s franchise is $40,000 and the royalty payment is 4% of gross sales. Similar to our company-owned unit closure activity, franchisees closed 57 and 68 underperforming units during 2001 and 2002, respectively.

      We believe that the proper execution of basic restaurant operations in each of our Denny’s restaurants, whether it is company-owned or franchised, is critical to our success. To meet and exceed our customers’ expectations, we rely on our franchisees to maintain the same strict brand standards our company-owned restaurants follow. These standards relate to the preparation and efficient service of quality food; maintenance, repair and cleanliness of restaurants; and the appearance and conduct of employees.

     Operations

      We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. Through a network of division, region, area and restaurant level managers, we maintain standardized specifications for proper food preparation and delivery and the cost-effective procurement and distribution of quality food products.

      A principal feature of Denny’s restaurant operations is the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities. Region and area managers have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

      Denny’s maintains a training program for associates and restaurant managers. Video training tapes demonstrating various restaurant job functions are located at each restaurant and are viewed by associates prior to a change in job function or before using new equipment or procedures. General managers and restaurant managers receive training at specially designated training units in the following areas:

•	customer interaction;
•	kitchen management and food preparation;
•	data processing and cost control techniques;
•	equipment and building maintenance; and
•	leadership skills.

      During 2002, Denny’s initiated its Denny’s University program to provide further development of company area managers and franchise operations managers. Denny’s University offers broad training programs to develop business skills among our field leaders.

      Denny’s also regularly evaluates its menu. New products are developed in our test kitchen and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets. A successful menu item is then incorporated into the restaurant system. While research and development is important to the Denny’s business, amounts expended for these activities are not significant.

      Financial and management control is facilitated in all of the Denny’s company-owned restaurants by the use of point-of-sale, or POS, systems which transmit detailed sales reports, payroll data and periodic inventory information for management review.

     Advertising

      We use an integrated advertising process to promote our concepts, including:

•	media;
•	menu pricing strategy;
•	interior/exterior building design; and
•	specialized promotions to help differentiate Denny’s from our competitors.

      Media advertising is primarily product oriented, generally featuring consistent, high-quality entrees presented to communicate great food at great values to our guests. Our advertising is conducted, depending on the market, through:

•	national and local television advertising;
•	radio; and
•	outdoor and print advertising.

      Denny’s integrated advertising approach reaches out to all consumers. Relevant messages are created to target general markets, as well as African American, Hispanic and Asian markets. Community outreach programs are designed to enhance our diversity efforts. We use sophisticated consumer marketing research techniques to measure customer satisfaction and customers’ evolving expectations.

     Site Selection

      The success of any restaurant is influenced significantly by its location. Our real estate and franchise development groups work closely with franchisees and real estate brokers to identify sites which meet specific standards. Sites are evaluated on the basis of a variety of factors, including but not limited to:

•	demographics;
•	traffic patterns;
•	visibility;
•	building constraints;
•	competition;
•	environmental restrictions; and
•	proximity to high-traffic consumer activities.

     Raw Materials Sources and Availability

      We have a centralized purchasing program which is designed to ensure uniform product quality as well as to minimize food, beverage and supply costs. Our size provides significant purchasing power which often enables us to obtain products at favorable prices from nationally recognized manufacturers.

      In connection with the 1995 sale of our distribution subsidiary, Proficient Food Company, or PFC, to Meadowbrook Meat Company, or MBM, we entered into an eight-year distribution agreement with MBM, subsequently extended to September 7, 2005, under which PFC/ MBM will continue to distribute and supply certain products and supplies to Denny’s restaurants. There are no volume requirements relative to these agreements; however, the products named in the agreements must be purchased through PFC/ MBM unless they are unable to be delivered within a reasonable period.

      We purchase approximately 85% of our restaurant products and supplies from PFC/ MBM. We believe that satisfactory sources of supply are generally available for all the items regularly used by our restaurants, and we have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

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

     Trademarks and Service Marks

      Either directly or through wholly owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including Denny’s® and Grand Slam Breakfast®. We consider our trademarks and service marks important to the identification of our restaurants and believe they are of material importance to the conduct of our business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from 5 to 20 years. We generally intend to renew trademarks and service marks which come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations. In addition, we have registered various domain names on the Internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property.

     Competition

      The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants, and other miscellaneous establishments. Full-service restaurants include the mid-scale, casual dining and upscale (fine dining) segments. A large portion of mid-scale business comes from three categories — family style, family steak and cafeteria — and is characterized by complete meals, menu variety and moderate prices ($5 to $8 average check). The family style category, which includes Denny’s, consists of a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8 to $16 average check) and generally offers alcoholic beverages, includes a small number of national chains, regional chains and independent operators. The quick-service segment is characterized by lower average checks (generally $3 to $5), portable meals, fast service and convenience.

      The restaurant industry is highly competitive, and competition among major companies that own or operate restaurant chains is especially intense. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety, and perceived value of their food offerings; the quality of their customer service; and the convenience and attractiveness of their facilities. Commercial restaurants have faced increased competition from other nontraditional suppliers of prepared meals over the recent past. A primary example of this competition is the increase in prepared meals available in many grocery outlets. In addition, despite recent changes in economic conditions, competition for qualified restaurant-level personnel remains high.

      We believe that Denny’s has a number of competitive strengths including strong brand name recognition, well-located restaurants, and market penetration. We benefit from economies of scale in a variety of areas including advertising, purchasing, distribution and field supervision. Additionally, we believe that Denny’s has competitive strengths in the value, variety, and quality of our food products, and in the quality and training of our employees. See Exhibit 99 to this Form 10-K for certain additional factors relating to our competition in the restaurant industry.

Economic, Market and Other Conditions

      The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in customer travel patterns, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants, unfavorable trends affecting restaurant operations such as rising wage rates, healthcare costs and utilities expenses and unfavorable weather.

Government Regulations

      We and our franchisees are subject to local, state and federal laws and regulations governing various aspects of the restaurant business, including, but not limited to:

•	health;
•	sanitation;
•	land use, sign restrictions and environmental matters;
•	safety;
•	disabled persons’ access to facilities;
•	the sale of alcoholic beverages; and
•	hiring and employment practices.

      The operation of our franchise system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. We believe we are in material compliance with applicable laws and regulations, but we cannot predict the effect on operations of the enactment of additional regulations in the future.

      We are also subject to federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 25, 2002, a substantial number of our employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. The California minimum wage increased from $5.75 per hour to $6.25 per hour on January 1, 2001 and increased to $6.75 per hour on January 1, 2002. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we can continue to pass on such cost increases to our customers.

Environmental Matters

      Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

      The following table sets forth information with respect to each executive officer of Denny’s.

		Current Principal Occupation or Employment
Name	Age	and Five-Year Employment History

Janis S. Emplit	47	Senior Vice President and Chief Information Officer of Denny’s (1999-present); Vice President, Information Systems of Advantica (1997-1998).
Gustave E. Gelardi	56	Division Vice President, Operations of Denny’s, Inc. (May 2001-present); Director, Operations Projects of Burger King (1997-1999).

		Current Principal Occupation or Employment
Name	Age	and Five-Year Employment History

Andrew F. Green	47	Senior Vice President and Chief Financial Officer of Denny’s (2001-present); Senior Vice President, Planning and Corporate Controller of Advantica (1998-2001); Vice President, Planning and Corporate Controller of Advantica (1997-1998).
Craig E. Herman	51	Division Vice President, Operations of Denny’s, Inc. (May 2001-present); District Manager, Tim Hortons (2000-2001); Operating Partner, Regional Partner of Bruegger’s Bagels (1993-1999).
Edgardo Hernandez	45	Division Vice President, Operations of Denny’s, Inc. (May 2002–present); President and General Manager of Family $mart, a discount retailer based in San Diego, CA (2001-April 2002); President and Chief Operating Officer, Waldo’s Dollar Mart, a discount retailer based in San Diego, CA (1999-2000); President and General Manager, Gardo’s Café, a family dining restaurant (1997-1999).
Margaret L. Jenkins	51	Senior Vice President, Chief Marketing Officer of Denny’s, Inc. (May 2002-present); Vice President of Marketing of El Pollo Loco, Inc. (1998-April 2002).
Nelson J. Marchioli	53	Chief Executive Officer and President of Denny’s (2001-present); President of El Pollo Loco, Inc. (1997-2001).
Rhonda J. Parish	46	Executive Vice President of Denny’s (1998-present); General Counsel and Secretary of Denny’s (1995-present); Senior Vice President of Advantica (1995-1998).
Kenneth R. Parsons	47	Vice President, Training of Denny’s, Inc. (2000-present); Senior Director of Training for Denny’s, Inc. (1997-2000).
Mounir N. Sawda	45	Vice President, Franchise and Development of Denny’s, Inc. (2001-present); Senior Director, Construction and Facilities of Denny’s, Inc. (1998-December 2001); Director, Franchise Real Estate and Construction of Denny’s, Inc. (1998).
Mark C. Smith	42	Vice President, Procurement and Distribution of Denny’s (2001-present); Senior Director, Procurement of Advantica (1996-2000).
Linda G. Traylor	51	Senior Vice President, Human Resources of Denny’s (2001-present); Vice President, Human Resources, Planning and Development of Advantica (1995-2000).
Samuel M. Wilensky	45	Division Vice President, Franchise Operations of Denny’s, Inc. (May 2001-present); Regional Vice President, Franchise Operations of Denny’s, Inc. (2000-May 2001); Regional Director, Franchise Operations of Denny’s, Inc. (1999- 2000); Regional Director, Company Operations of Denny’s, Inc. (1994-1999).

Employees

      At December 25, 2002, we had approximately 28,000 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider our relations with our employees to be satisfactory.

Item 2.     Properties

      Most Denny’s restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average 4,800 square feet, allowing them to accommodate an average of 140 guests. The number and location of our restaurants as of December 25, 2002 are presented below:

	Company	Franchised/
State/Country	Owned	Licensed

Alabama	3	2
Alaska	—	4
Arizona	25	48
Arkansas	—	11
California	159	243
Colorado	8	22
Connecticut	—	8
District of Columbia	—	1
Delaware	3	—
Florida	58	129
Georgia	—	15
Hawaii	4	4
Idaho	—	6
Illinois	34	20
Indiana	2	31
Iowa	—	1
Kansas	—	10
Kentucky	6	5
Louisiana	5	6
Maine	—	8
Maryland	7	18
Massachusetts	—	7
Michigan	22	5
Minnesota	3	15
Mississippi	2	1
Missouri	6	40
Montana	—	6
Nebraska	—	1
Nevada	9	11
New Hampshire	—	3
New Jersey	6	7
New Mexico	2	19
New York	41	13
North Carolina	4	14
North Dakota	—	3
Ohio	21	18
Oklahoma	3	24
Oregon	—	27
Pennsylvania	38	6
Rhode Island	—	2
South Carolina	10	6
South Dakota	—	3
Tennessee	3	4
Texas	41	110
Utah	—	23
Vermont	—	2
Virginia	10	14
Washington	21	44
West Virginia	—	4
Wisconsin	10	9
Guam	—	2
Puerto Rico	—	11
Canada	—	54
Other International	—	10

Total	566	1,110

      Of the 566 restaurants we operated as of December 25, 2002, we owned the land and building of 149, owned the building and leased the land of 26, and leased both the land and building of 396. We also owned the land and building of 98 franchised restaurants and leased the land and building of an additional 265 franchised restaurants, which we leased or subleased to our franchisees.

      In addition to the restaurants, we own an 18-story, 187,000 square foot office tower in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 15 floors of the tower, with the balance leased to others.

      See Note 7 to our consolidated financial statements for information concerning encumbrances on some of our properties.

Item 3.     Legal Proceedings

      Four former Denny’s restaurant managers initiated, in the Superior Court for King County, Washington, a class action lawsuit seeking, among other things, overtime compensation. The action, which was originally filed on May 16, 2000, was certified on July 31, 2001 as a class action with all managers and general managers who worked for company-owned Denny’s restaurants in Washington since January 1, 1997 being identified as class members. The suit alleged that managers at Denny’s were not exempt “executive” employees because they spend most of their time on nonexempt tasks, thus entitling them to overtime compensation. Denny’s contends that it properly classifies it managers as salaried employees, thereby exempting them from the payment of overtime compensation. The parties reached an agreement to resolve the claims of individuals who were employed as managers of Denny’s in Washington between May 17, 1997 and May 24, 2002. While continuing to deny liability, we elected to resolve the case to avoid the expense of continued litigation. The settlement was approved by the Court by final judgment dated October 31, 2002 and paid prior to year end.

      There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty. However, we believe, based on our examination of these matters and our experience to date, that the ultimate disposition of them will not significantly affect our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock and warrants are listed under the symbols “DNYY” and “DNYYW,” respectively, and are eligible for trading on the Over-the-Counter Bulletin Board, or the OTCBB. As of March 13, 2003, 40,742,929 shares of common stock and 3,236,104 warrants were outstanding, and there were approximately 3,664 record and beneficial holders of common stock and 21 warrant holders of record. We have never paid dividends on our common equity securities. Furthermore, restrictions contained in the instruments governing our outstanding indebtedness prohibit us from paying dividends on the common stock in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 to our consolidated financial statements.

      The following tables list the high and low closing sales prices of the common stock for each quarter of fiscal years 2001 and 2002. The sales prices were obtained from the OTCBB®.

	High	Low

2001
First quarter	$1.09	$0.47
Second quarter	1.21	0.67
Third quarter	0.88	0.65
Fourth quarter	0.71	0.48

2002
First quarter	$1.16	$0.63
Second quarter	1.20	0.72
Third quarter	1.06	0.81
Fourth quarter	0.85	0.57

Item 6.	Selected Financial Data

      Set forth below are certain selected financial data for the one week ended January 7, 1998, the fifty-one weeks ended December 30, 1998 and the fiscal years ended December 29, 1999, December 27, 2000, December 26, 2001 and December 25, 2002. Such data generally have been derived from our consolidated financial statements for such periods, which have been audited. The following information should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report.

Predecessor
Company	Successor Company(a)

One Week	Fifty-One	Fiscal Year Ended
Ended	Weeks Ended
January 7,	December 30,	December 29,	December 27,	December 26,	December 25,
1998	1998	1999	2000	2001	2002

(In millions, except ratios and per share amounts)
Income Statement Data:
Operating revenue	$23.2	$1,156.0	$1,200.2	$1,155.2	$1,039.7	$948.6
Operating income (loss)(b)	8.7	(51.2)	(195.9)	(0.3)	(19.7)	49.6
Income (loss) from continuing operations(c)	602.9	(d)	(126.0)	(275.8)	(82.5)	(88.5)	7.5
Basic income (loss) per share from continuing operations applicable to common shareholders	14.21	(3.15)	(6.89)	(2.06)	(2.21)	0.19
Diluted income (loss) per share from continuing operations applicable to common shareholders	10.93	(3.15)	(6.89)	(2.06)	(2.21)	0.19
Cash dividends per common share(e)	—	—	—	—	—	—
Ratio of earnings to fixed charges(f)	268.5	x	—	—	—	—	1.1	x
Deficiency in the coverage of fixed charges by earnings before fixed charges(f)	$—	$129.1	$275.0	$80.7	$87.0	$—
Balance Sheet Data (at end of period):
Current assets(g)	$291.1	$379.5	$56.4	$40.1	$33.7
Working (deficit) capital(g)(h)	(81.2)	(197.0)	(170.6)	(147.5)	(119.1)
Net property and equipment	630.3	510.9	425.3	362.4	324.7
Total assets	1,930.7	1,236.3	745.3	607.3	551.5
Long-term debt, excluding current portion	1,141.2	615.4	593.7	645.1	591.5
Other Data:
EBITDA(b)	$9.7	$140.0	$23.9	$153.3	$104.6	$132.8
Net cash flows provided by (used in) operating activities	7.7	(10.7)	(31.1)	(8.4)	8.2	8.8
Net cash flows provided by (used in) investing activities(i)	7.9	180.3	86.7	204.8	(75.1)	18.9
Net cash flows provided by (used in) financing activities(j)	(5.3)	(66.6)	(47.9)	(335.0)	46.3	(28.7)

      Certain amounts in all periods presented have been reclassified to conform to the 2002 presentation.

(a)	As discussed in the “Business and Introduction,” FCI and Flagstar emerged from bankruptcy on January 7, 1998. The change in ownership of Denny’s effected by the financial restructuring resulting from the bankruptcy required the application of fresh start reporting effective January 7, 1998 in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, or SOP 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code.” All financial statements subsequent to January 7, 1998 are referred to as “Successor Company” statements, as they reflect periods subsequent to the implementation of fresh start reporting and are not comparable to the financial statements for periods prior to January 7, 1998.

(b)	Operating income (loss) includes restructuring and impairment charges of $136.5 million, $19.0 million, $30.5 million, and $8.1 million, for 1999, 2000, 2001 and 2002, respectively. For a discussion of these charges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Notes 2 and 4 to our consolidated financial statements. Additionally, as a result of adopting Statement of Financial Accounting No. 142, or SFAS 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal year 2002, we are no longer amortizing goodwill and trade names. For a discussion of the adoption of SFAS 142, see Note 3 to our consolidated financial statements.

We calculate “EBITDA” as operating income (loss) before depreciation and amortization as follows:

	Predecessor
	Company	Successor Company

	One Week	Fifty-One	Fiscal Year Ended
	Ended	Weeks Ended
	January 7,	December 30,	December 29,	December 27,	December 26,	December 25,
	1998	1998	1999	2000	2001	2002

	(In millions)
Operating income (loss)	$8.7	$(51.2)	$(195.9)	$(0.3)	$(19.7)	$49.6
Total amortization and depreciation	1.0	191.2	219.8	153.6	124.3	83.2

EBITDA as defined	$9.7	$140.0	$23.9	$153.3	$104.6	$132.8

For Denny’s, EBITDA is a key internal measure used to evaluate the amount of cash flow available for debt repayment and funding of additional investments. EBITDA is not a measure defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America. Following recent guidance from the Securities and Exchange Commission, we have changed our definition of EBITDA to operating income before depreciation and amortization. Previously, we reported EBITDA as operating income before depreciation and amortization as well as before charges for restructuring, exit costs and impairment.

(c)	We have classified as discontinued operations restaurant subsidiaries Flagstar Enterprises, Inc., or FEI, (which operated our Hardee’s restaurants under licenses from Hardee’s Food Systems), Quincy’s Restaurants, Inc., or Quincy’s, El Pollo Loco, Inc., or EPL, and FRD. FEI and Quincy’s were sold in 1998, and EPL was sold in 1999. On July 10, 2002, we completed the divestiture of FRD. See Note 14 to our consolidated financial statements.

(d)	The income from continuing operations for the one week ended January 7, 1998 includes reorganization items of $582.0 million resulting from the application of fresh start reporting in accordance with SOP 90-7.

(e)	Our bank facilities have prohibited, and our public debt indentures have significantly limited, distributions and dividends on Denny’s Corporation (and its predecessors’) common equity securities. See Note 7 to our consolidated financial statements.

(f)	For purposes of computing the ratio of earnings to fixed charges or deficiency in the coverage of fixed charges by earnings before fixed charges, fixed charges consist of interest expense including capitalized interest, amortization of debt expenses and the interest element in rental payments under operating leases (estimated to be one third of the total rental payments). Earnings consist of income from continuing operations before income taxes and fixed charges excluding capitalized interest.

(g)	The current assets and working capital deficit amounts presented exclude assets held for sale of $87.7 million as of December 30, 1998, and net liabilities of discontinued operations of $54.0 million as of December 29, 1999, $69.4 million as of December 27, 2000 and $15.1 million as of December 26, 2001. For 1998, net assets held for sale relate to EPL. For 1999, 2000 and 2001, net liabilities of discontinued operations relate to FRD. We completed the divestiture of FRD on July 10, 2002. See Note 14 to our consolidated financial statements.

(h)	A negative working capital position is not unusual for a restaurant operating company. The increase in the working capital deficit from December 30, 1998 to December 29, 1999 is attributable primarily to the reclassification of certain mortgage notes to current liabilities and a reduction in cash and cash equivalents related to acquisitions of restaurants, the retirement of a portion of our senior notes and expenditures related to Denny’s reimaging program. The decrease in working capital deficit from December 29, 1999 to December 27, 2000 is attributable primarily to the increase in Denny’s refranchising activity in 2000. The decrease in working capital deficit from December 27, 2000 to December 26, 2001 is primarily related to the use of cash on hand and borrowings under the revolving credit facility to satisfy current liabilities, the reduction in capital lease obligations resulting in the extraordinary gain recorded in 2001 and the reduction of company-owned units from refranchising activity and store closures. The decrease in working capital deficit from December 26, 2001 to December 25, 2002 is primarily related to the use of cash on hand and borrowings under the revolving credit facility to satisfy current liabilities and the reduction of company-owned units from store closures.

(i)	Net cash flows provided by (used in) investing activities include net proceeds of $460.4 million from the disposition of FEI and Quincy’s in the fifty-one weeks ended December 31, 1998 and net proceeds of $109.4 million from the sale of EPL in 1999. For 2000, net cash flows from investing activities include $158.7 million of proceeds from the maturity of investments securing our in-substance defeased debt (see (j) below). For 2001, net cash flows used in investing activities include $53.3 million of advances to discontinued operations. For 2002, net cash flows used in investing activities include proceeds of $39.4 million of receipts from discontinued operations resulting primarily from the divestiture of FRD on July 10, 2002 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 14 to our consolidated financial statements).

(j)	Net cash flows provided by (used in) financing activities for 2000 include the repayment of the $160.0 million principal amount of Denny’s mortgage notes and the repayment of the $153.3 million principal amount of our in-substance defeased debt through the use of the proceeds described in (i) above. For 2001, net cash flows provided by financing activities include borrowings of $58.7 million under our revolving credit facility. For 2002, net cash flows provided by financing activities include net repayments of $12.0 million under our revolving credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 to our consolidated financial statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with “Selected Financial Data,” and our consolidated financial statements and other more detailed financial information appearing elsewhere herein.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to self-insurance liabilities, impairment of long-lived assets, and restructuring and exit costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. If these patterns were to deteriorate, we may be required to increase our self-insurance liabilities by recording additional insurance expense. Likewise, should these patterns improve, we may be required to reduce our self-insurance liabilities by recording a reduction in insurance expense. Total discounted insurance liabilities at December 26, 2001 and December 25, 2002 were $39.6 million and $36.3 million, respectively, reflecting a 5% discount rate for 2001 and 2002. The related undiscounted amounts at such dates were $44.7 million and $40.9 million, respectively.

      Impairment of long-lived assets. Our long-lived assets include property, goodwill (including reorganization value) and other intangible assets. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant and our plans for restaurant closings. In performing our assessment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Impairment of goodwill (including reorganization value) and other intangible assets has historically been evaluated based on future discounted cash flows. See Note 2 to our consolidated financial statements and “Implementation of New Accounting Standards.”

      Restructuring and exit costs. As a result of changes in our organizational structure, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units or units identified for closure. In assessing the cost of future obligations related to closed units or units identified for closure, we make assumptions regarding the timing of units’ closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these estimates or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. See Note 4 to our consolidated financial statements and “Implementation of New Accounting Standards.”

Denny’s Restaurant Operations

	Fiscal Year Ended

	December 27,	December 26,	December 25,
	2000	2001	2002

	(Dollars in thousands)
Revenue:
Company restaurant sales	$1,080,641	$949,180	$858,569
Franchise and license revenue	74,608	90,548	90,015

Total operating revenue	1,155,249	1,039,728	948,584

Costs of company restaurant sales:
Product costs	280,473	237,721	205,036
Payroll and benefits	427,222	382,864	361,483
Occupancy	59,311	55,941	49,198
Other operating expenses	162,881	142,281	122,491

Total costs of company restaurant sales	929,887	818,807	738,208
Costs of franchise and license revenue	31,160	32,262	28,576
General and administrative expenses	73,131	66,920	50,001
Amortization of goodwill and other intangible assets with indefinite lives	44,748	31,553	—
Depreciation and other amortization	108,834	92,778	83,251
Restructuring charges and exit costs	12,556	16,863	3,521
Impairment charges	6,416	13,630	4,556
Gains on refranchising and other, net	(51,219)	(13,340)	(9,127)

Total operating costs and expenses	1,155,513	1,059,473	898,986

Operating income (loss)	(264)	(19,745)	49,598

Other expenses:
Interest expense, net	81,821	73,235	76,401
Other nonoperating income, net	(1,415)	(6,007)	(32,915)

Total other expenses, net	80,406	67,228	43,486

Income (loss) before income taxes	(80,670)	(86,973)	6,112
Provision for (benefit from) income taxes	1,802	1,571	(1,422)

Income (loss) from continuing operations	(82,472)	(88,544)	7,534
Discontinued operations:
Income (loss) from operations of discontinued operations, net of income tax benefit: 2000 — $1,416, 2002 — $3,500	(15,530)	—	4,040
Gain on sale of discontinued operations, net of income tax provision — $160	—	—	56,562

Net income (loss) applicable to common shareholders	$(98,002)	$(88,544)	$68,136

Other Data:
Total systemwide sales(a)	$2,227,666	$2,291,623	$2,217,752
EBITDA(b)	153,318	104,586	132,849
Average unit sales:
Company-owned	1,341	1,420	1,461
Franchise	1,161	1,197	1,210
Same-store sales increase (decrease) (company-owned)(c)(d)	1.5%	2.7%	(1.0)%
Guest check average increase(d)	5.1%	1.7%	1.8%

(a)	Total systemwide sales include sales from company-owned, franchised and licensed restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.

(b)	See EBITDA computations in “Selected Financial Data.”

(c)	Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

(d)	Prior year amounts have not been restated for 2002 comparable units.

Unit Activity

	Ending					Ending
	Units	Units		Franchised		Units
	December 26,	Opened/	Units	Units	Units	December 25,
	2001	Acquired	Refranchised	Reacquired	Closed	2002

Company-owned restaurants	621	1	(13)	2	(45)	566
Franchised restaurants	1,114	38	13	(2)	(68)	1,095
Licensed restaurants	14	1	—	—	—	15

	1,749	40	—	—	(113)	1,676

2002 vs. 2001

Company Operations

      During 2002, we realized a 1.0% decline in same-store sales, comprised of a 2.8% decrease in guest counts and a 1.8% increase in guest check average. Company restaurant sales declined $90.6 million (9.5%) primarily due to a net 55-unit decrease in company-owned restaurants as a result of store closures and the sale of restaurants to franchisees.

      During 2002, we focused our attention on basic operational functions and improving hospitality in the restaurants. Our financial results improved during 2002 due to more efficient cost management in the restaurants, the closure of underperforming restaurants and reduced general and administrative expenses. As a result, total costs of company restaurant sales decreased $80.6 million (9.8%). As a percentage of company restaurant sales, total costs of company restaurant sales decreased to 86.0% from 86.3%. Specifically, product costs decreased to 23.9% from 25.0% resulting from lower commodity costs and improved food waste controls. Payroll and benefits increased to 42.1% from 40.3% due to increased restaurant staffing levels, wage rate increases and higher health benefit costs. Occupancy costs decreased to 5.7% from 5.9% primarily as a result of the closure of underperforming units. Other operating expenses decreased to 14.3% from 15.0% as a result of lower utility costs, lower repairs and maintenance expenses and lower legal settlement costs.

      Operating margins for company-owned restaurants were 14.0% of company restaurant sales ($120.4 million) for the year ended December 25, 2002, compared with 13.7% of company restaurant sales ($130.4 million) for the year ended December 26, 2001.

Franchise Operations

      Franchise and license revenues are the revenues received by Denny’s from its franchisees and include royalties, initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees. The composition of the franchise portfolio and the nature of individual lease arrangements has a significant impact on franchise occupancy revenue, as well as the related franchise occupancy expense and franchise operating margin.

      Franchise and license revenue was $90.0 million for the year ended December 25, 2002, comprised of royalties and initial franchise fees of $56.0 million and occupancy revenue of $34.0 million, compared with $90.5 million for the year ended December 26, 2001, comprised of royalties and fees of $56.1 million and occupancy revenues of $34.4 million. The revenue decrease of $0.5 million resulted primarily from a decrease in occupancy revenues due to the decreased number of franchise restaurants. Additionally, a decrease in initial franchise fees due to reduced refranchising activity in 2002 was partially offset by an increase in royalties from existing franchise restaurants.

      Costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel, bad debt expense and marketing expenses, net of marketing contributions received from franchisees.

      Costs of franchise and license revenue were $28.6 million for the year ended December 25, 2002, comprised of occupancy costs of $22.6 million and other direct expenses of $6.0 million, compared with $32.3 million for the year ended December 26, 2001, comprised of occupancy costs of $20.3 million and other direct expenses of $12.0 million. Costs of franchise and license revenue decreased $3.7 million (11.4%) driven by a $6.8 million decrease in net marketing expense partially offset by a $2.3 million increase in rent expense. Additionally, prior year costs benefited from a net $0.9 million reduction in bad debt expense related to the collection of certain past due accounts. As a percentage of franchise and license revenues, these costs decreased to 31.7% for the year ended December 25, 2002 from 35.6% for the year ended December 26, 2001.

      Our franchising operating margins were 68.3% of franchise and license revenue ($61.4 million) for the year ended December 25, 2002 compared with 64.4% of franchise and license revenue ($58.3 million) for the year ended December 26, 2001.

Other Operating Costs and Expenses

      Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

      General and administrative expenses decreased $16.9 million (25.3%) for the year ended December 25, 2002 compared with the year ended December 26, 2001. The year ended December 26, 2001 included approximately $1.6 million of nonrecurring senior management recruiting expenses. The remaining decrease resulted from organizational changes implemented during 2001 and 2002 and the reversal of annual bonus accruals during the fourth quarter of 2002 because bonus targets had not been met. Depreciation and amortization, including amortization of goodwill and other intangible assets with indefinite lives, decreased $41.1 million primarily as a result of the implementation of SFAS 142 relating to the discontinuance of amortization of goodwill (including reorganization value). See Notes 2 and 3 to our consolidated financial statements.

      Lower refranchising activity during the year ended December 25, 2002 resulted in a $4.2 million decrease in gains on refranchising and other, net. Approximately $8.2 million of gains recorded during 2002 were the result of sales of surplus properties compared to $4.3 million during 2001.

      During 2002, we recorded a $4.6 million asset impairment charge related to the identification of certain underperforming restaurants.

      Exit costs of $3.5 million recorded in 2002 primarily represent additional provisions for future rent obligations on Denny’s former corporate headquarters facility in California due to the bankruptcy of our most significant subtenant. For additional information concerning exit costs, see Note 4 to our consolidated financial statements.

      Operating income was $49.6 million for the year ended December 25, 2002 compared with a loss of $19.7 million for the year ended December 26, 2001.

      Interest expense, net for 2002 was comprised of $79.8 million of interest expense offset by $3.4 million of interest income compared with $79.7 million of interest expense offset by $6.5 million of interest income for 2001. Interest expense was relatively flat as the effects of lower borrowings under our credit facility were offset by higher deferred financing cost amortization related to our credit facility and higher interest expense related to discounted liabilities for exit costs. The decrease in interest income resulted from the repayment of the FRD credit facility.

      Other nonoperating income for the year ended December 25, 2002 primarily represents a gain of $32.9 million on the exchange of debt. For further information regarding our debt exchange, see Note 7 to the consolidated financial statements. As a result of the settlement of the remaining issues related to our former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and a gain was recognized as a component of other nonoperating income in 2001.

      For the year ended December 25, 2002, we recorded a benefit from income taxes of $1.4 million. The benefit included $2.7 million related to the enactment of H.R. 3090, the Job Creation and Worker Assistant Act of 2002. See Note 9 to our consolidated financial statements. Excluding this benefit, we recorded a provision for income taxes of $1.3 million for the year ended December 25, 2002 compared with a provision for income taxes of $1.6 million for the year ended December 26, 2001. These provisions for income taxes primarily represent gross receipts based state and foreign income taxes which do not directly fluctuate in relation to changes in income (loss) before income taxes.

      As a result of the divestiture of FRD, we recorded a gain on disposal of discontinued operations of $56.6 million during the year ended December 25, 2002. See Note 14 to our consolidated financial statements. Additionally, during the year ended December 25, 2002, we recorded income from discontinued operations of $4.0 million as a result of the reversal of liabilities related to entities previously reported as discontinued operations.

      Net income was $68.1 million for the year ended December 25, 2002 compared with a net loss of $88.5 million for the year ended December 26, 2001 due to the factors noted above.

      EBITDA, a key internal measure described in “Selected Financial Data,” increased to $132.8 million in 2002 from $104.6 million in 2001 due to the factors noted above.

2001 vs. 2000

Company Operations

      Denny’s recorded 2.7% same-store sales growth for 2001 which was driven by a 1.7% increase in guest check average and higher guest traffic. However, company restaurant sales decreased $131.5 million (12.2%) due to a net 115-unit decrease in company-owned restaurants, partially offset by the increase in same-store sales. The decrease in company-owned restaurants resulted from the sale of restaurants to franchisees and store closures.

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

      Operating margins for company-owned restaurants were 13.7% of company restaurant sales ($130.4 million) for 2001 compared with 14.0% of company restaurant sales ($150.8 million) for 2000.

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

      Franchise costs were $32.3 million for 2001, comprised of occupancy costs of $20.3 million and other direct expenses of $12.0 million, compared with $31.1 million for 2000, comprised of occupancy costs of $14.1 million and other direct expenses of $17.0 million. Franchise restaurant costs increased $1.1 million (3.5%), driven by the increase in the number of franchise and licensed restaurants. As a percentage of franchise and licensing revenues, these costs decreased to 35.6% in 2001 from 41.8% in 2000, resulting primarily from a $4.3 million decrease in bad debt expense related to the collection of certain past due accounts.

      Our franchise operating margins were 64.4% of franchise and licensing revenue ($58.3 million) for 2001 compared with 58.2% of franchise and licensing revenue ($43.4 million) for 2000.

Other Operating Costs and Expenses

      General and administrative expenses, which relate to the support of both company and franchise operations, decreased $6.2 million (8.5%), resulting primarily from reductions in information systems costs of $6.0 million and other corporate overhead costs primarily related to workforce reductions of $4.5 million, offset by $1.9 million of additional legal costs related to the disposition of FRD and a $2.5 million increase in payroll tax expense resulting from an adjustment recorded in 2000. The decrease in amortization of goodwill (including reorganization value) and other intangible assets with indefinite lives from 2000 resulted from a reduction of reorganization value totaling approximately $27.8 million related to the reversals of certain income tax liabilities recorded in the fourth quarter of 2000 and during 2001. Depreciation and other amortization decreased $16.1 million primarily as a result of fewer company-owned units. Lower refranchising activity in 2001 resulted in a $37.9 million decrease in refranchising gains, primarily due to the tightening in financing markets and our strict standards for new franchisees.

      Restructuring charges and exit costs of $16.9 million were recorded in 2001, of which $11.9 million related to management’s plan to close underperforming Denny’s restaurants. The remaining $5.0 million of restructuring charges related to management’s elimination of approximately 90 out-of-restaurant support staff positions in November 2001. For additional information concerning these restructuring charges, see Note 4 to our consolidated financial statements.

      In 2001, we recorded asset impairment charges of $13.6 million related to the identification of certain underperforming restaurants, including the stores identified for closure as described above.

      Operating loss was $19.7 million for 2001 compared with $0.3 million for 2000.

      Interest expense, net, for 2001 was comprised of $79.7 million of interest expense offset by $6.5 million of interest income compared with $86.9 million of interest expense offset by $5.1 million of interest income for 2000. Lower interest expense is due to a $11.1 million decrease primarily from the repayment of the Denny’s mortgage notes and other debt during 2000, offset by a $3.9 million increase in expense related to borrowings under our credit facility. The increase in interest income of $1.4 million related to $5.0 million interest income from the FRD credit facility, offset by a $3.6 million decrease related to lower cash balances in 2001.

      For the year ended December 26, 2001, we recorded a provision for income taxes of 1.7% for 2001 compared with a provision reflecting an approximate rate of 2.2% for 2000. These provisions for income taxes primarily represent gross receipts based state and foreign income taxes which do not directly fluctuate in relation to changes in income (loss) before income taxes.

      The consolidated statements of operations and cash flows reflect FRD as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, or APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” See Note 14 to our consolidated financial statements.

      As a result of the settlement of the remaining issues related to our former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and a gain was recorded as a component of other nonoperating income in 2001.

      Net loss was $88.5 million for 2001 compared with a net loss of $98.0 million for 2000 due to the factors noted above.

      EBITDA, a key internal measure described in “Selected Financial Data,” decreased to $104.6 million in 2001 from $153.3 million in 2000 due to the factors noted above.

Liquidity and Capital Resources

Revolving Credit Facility

      In December 2002, we entered into a new senior secured credit facility, or credit facility, which provides Denny’s with a working capital and letter of credit facility of up to $125 million. At December 25, 2002, we had working capital advances of $46.7 million and letters of credit outstanding of $48.8 million under the credit facility, leaving a net availability of $29.5 million. At March 21, 2003, we had working capital advances of $63.7 million and letters of credit outstanding of $48.4 million under the credit facility, leaving a net availability of $12.9 million. Advances under the credit facility accrue interest at a variable rate (approximately 6.4% at December 25, 2002) based on the prime rate or an adjusted Eurodollar rate.

      We continue to monitor our cash flow and liquidity needs. Although we believe that funds from operations and amounts available under our working capital facility will be adequate to cover those needs, we may seek additional sources of funds including additional financing sources and continued selected asset sales, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months.

      The credit facility matures on December 20, 2004. The credit facility is generally secured by liens on the stock of the subsidiaries of Denny’s Corporation, accounts receivable, intellectual property, cash and cash accounts. In addition, the facility is secured by first-priority mortgages on 247 owned restaurant properties and our corporate headquarters located in Spartanburg, South Carolina. Denny’s Corporation and its subsidiaries are guarantors under the credit facility. The credit facility contains certain financial covenants (i.e., minimum EBITDA requirements, total debt to EBITDA ratio requirements and total senior secured debt to EBITDA requirements), negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. At December 25, 2002, we were in compliance with the terms of the credit facility.

Cash Requirements

      The following table sets forth a calculation of our cash provided by (used in) operations, for the periods indicated:

	Fiscal Year Ended

	December 26,	December 25,
	2001	2002

	(In thousands)
Net income (loss)	$(88,544)	$68,136
Gain on early extinguishment of debt	(7,778)	(32,900)
Impairment charges	13,630	4,556
Restructuring charges and exit costs	16,863	3,521
Gains from refranchising and other, net	(13,340)	(9,127)
Gain on sale of discontinued operations	—	(56,562)
Income from discontinued operations	—	(4,040)
Other noncash charges	114,560	78,456
Change in certain working capital items	(14,500)	(29,364)
Change in other assets and other liabilities, net	(12,731)	(13,855)

Cash provided by operations	$8,160	$8,821

      Our future contractual obligations and commitments at December 25, 2002 consist of the following:

	Payments Due by Period

		Less than			5 Years
	Total	1 Year(a)	1-2 Years	3-4 Years	and Thereafter

	(In thousands)
Long-term debt(a)	$551,434	$554	$47,610	$120,778	$382,492
Capital lease obligations(a)	35,063	3,886	6,557	6,390	18,230
Operating lease obligations	312,240	49,498	81,231	63,869	117,642
Information technology agreement(b)	1,118	1,118	—	—	—

	$899,855	$55,056	$135,398	$191,037	$518,364

(a)	In addition to scheduled maturities of principal, approximately $63.0 million of cash will be required in 2003 to meet interest payments on long-term debt and capital lease obligations.

(b)	In January 2000, we entered into an agreement with Affiliated Computer Services, Inc., or ACS, to manage and operate our information technology for our corporate headquarters, restaurants and field management. In August 2002, we brought all services provided by ACS, except help desk services, in-house to our corporate headquarters. Our agreement with ACS expires on April 30, 2003 at which time the help desk services will be brought in-house to our corporate headquarters.

      In addition to the obligations and commitments listed above, we have purchase agreements with various vendors for certain products and supplies, principally PFC/MBM (see “Business — Raw Materials Sources and Availability”). These agreements do not obligate the Company to the purchase of any specific volumes; however, the products named in the agreements must be purchased from the specified supplier unless they are unable to do so within a reasonable period.

      Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. During 2002, our capital expenditures were $42.9 million. Of that amount, approximately $1.2 million was financed through capital leases. Capital expenditures during 2003 are expected to total $35 million to $45 million; however, we are not committed to spending this amount and could spend less if circumstances require.

      At December 25, 2002, our working capital deficit was $119.1 million compared to $162.6 million at December 26, 2001. Excluding net liabilities of discontinued operations at December 26, 2001, our working capital deficit was $119.1 million at December 25, 2002 compared with $147.5 million at December 26, 2001. The working capital deficit decrease of $28.4 million resulted from the use of cash on hand and borrowings under the credit facility to satisfy current liabilities and the reduction of company-owned units from store closures. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

      In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which became effective for us on December 27, 2001, the first day of our 2002 fiscal year. SFAS 142 requires us, among other things, to discontinue goodwill amortization, including the amortization of reorganization value. In addition, the standard provides for reclassifying certain intangibles as goodwill, reassessing the useful lives of intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. See Note 3 to our consolidated financial statements for a discussion of the effects of adopting this new accounting standard.

      In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” related to the disposal of a segment of a business. SFAS 144 became effective for us on December 27, 2001, the first day of our 2002 fiscal year. Our adoption of SFAS 144 had no impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections.” Among other things, SFAS 145 eliminates FASB Statement No. 4, or SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”. Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result of the elimination of SFAS 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. We early adopted SFAS 145 in the second quarter of 2002. As a result, we reclassified a $7.8 million extraordinary item recorded in 2001 to our nonoperating income during 2002. In addition, our gains from extinguishment of debt in 2002 were also reported in nonoperating income.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring)”. The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on our financial position and results of operations; however, the timing of the recognition of future costs under SFAS 146 will be substantially different than the timing under EITF 94-3. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

      FASB Interpretation No. 45, or FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock Based Compensation” and provides for alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally,

SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We will continue to use the intrinsic value method.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the credit facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point change in the credit facility interest rate (approximately 6.4% at December 25, 2002) would cause the interest expense for 2003 to change by approximately $0.5 million. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at December 25, 2002. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

      Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $413.3 million at December 25, 2002. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at December 25, 2002 relates primarily to market quotations for our 11 1/4% Senior Notes.

Commodity Price Risk

      We purchase certain food products such as beef, poultry, pork and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, certain purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

      We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at December 25, 2002.

Item 8.	Financial Statements and Supplementary Data

      See Index to Financial Statements which appears on page F-1 herein.

Form 11-K Information

      Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, we will file as an amendment to this Annual Report on Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Denny’s 401(k) Plans.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement (to be filed later) in connection with Denny’s Corporation Annual Meeting of the Shareholders to be held on May 29, 2003. The information required by this item related to our executive officers appears in Item I of Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

      The information required by this item is furnished by incorporation by reference to all information under the captions entitled “Executive Compensation” and “Election of Directors — Compensation of Directors” in the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is furnished by incorporation by reference to all information under the caption “General — Equity Security Ownership” in the proxy statement.

Item 13.	Certain Relationships and Related Transactions

Certain Transactions

      The information required by this item is furnished by incorporation by reference to all information under the caption “Certain Transactions” in the proxy statement.

Information Regarding Certain Indebtedness

      The following information regarding certain of our debt instruments does not purport to be complete and is qualified in its entirety by reference to the documents governing such debt, including the definitions of certain terms therein, which have been filed as exhibits to filings of Denny’s with the Commission. Whenever particular provisions of such documents are referred to herein, such provisions are incorporated herein by reference, and the statements are qualified in their entirety by such reference. See Note 7 to our consolidated financial statements for additional information regarding our indebtedness and the terms thereof (including indebtedness under the credit facility and certain mortgage financings).

11 1/4% Senior Notes

      At December 25, 2002, Denny’s Corporation had outstanding $379.0 million aggregate principal amount of 11 1/4% Senior Notes, or 11 1/4% Notes. The 11 1/4% Notes are senior unsecured obligations of Denny’s Corporation and rank pari passu in right of payment to all senior indebtedness of Denny’s Corporation, including the obligations of Denny’s Corporation under the credit facility. However, the

11 1/4% Notes are effectively subordinated to Denny’s secured indebtedness, including indebtedness under the credit facility to the extent of the lenders’ security interests in Denny’s assets, and structurally subordinated to indebtedness of the subsidiaries of Denny’s Corporation under both the credit facility and the 12 3/4% Senior Notes due 2007. Interest on the 11 1/4% Notes is payable semi-annually on each July 15 and January 15 of each year. They will mature on January 15, 2008.

      The 11 1/4% Notes are redeemable, in whole or in part, at the option of Denny’s at any time on or after January 15, 2003, at a redemption price equal to 105.625% of the principal amount thereof to and including January 14, 2004, at 103.750% of the principal amount thereof to and including January 14, 2005, at 101.875% of the principal amount thereof to and including January 14, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

12 3/4% Senior Notes

      On April 15, 2002, we exchanged $88.1 million aggregate principal amount of Denny’s Corporation’s 11 1/4% Notes for $70.4 million aggregate principal amount of 12 3/4% Senior Notes due 2007, or 12 3/4% Notes. During the fourth quarter of 2002, we closed a series of privately negotiated transactions for the exchange of an additional $62.5 million aggregate principal amount of 11 1/4% Notes for $50.0 million aggregate principal amount of 12 3/4% Notes.

      At December 25, 2002, Denny’s Corporation and Denny’s Holdings, Inc. have outstanding $120.4 million aggregate principal amount of Denny’s Corporation’s and Denny’s Holdings, Inc.’s 12 3/4% Notes. Denny’s Corporation and its wholly owned subsidiary, Denny’s Holdings, Inc. (the direct parent of Denny’s restaurant operating subsidiaries), are jointly obligated with respect to the 12 3/4% Notes; therefore, the 12 3/4% Notes are structurally senior to the 11 1/4% Notes. The 12 3/4% Notes are senior unsecured obligations of Denny’s Corporation and Denny’s Holdings, Inc. and rank pari passu in right of payment to all senior indebtedness of Denny’s Corporation and Denny’s Holdings, Inc., including the obligations of Denny’s Corporation and Denny’s Holdings, Inc. under the credit facility. However, the 12 3/4% Notes are effectively subordinated to Denny’s secured indebtedness, including indebtedness under the credit facility to the extent of the lenders’ security interests in Denny’s assets, and structurally subordinated to indebtedness of the subsidiaries of Denny’s Holdings, Inc. under the credit facility. Interest on the 12 3/4% Notes is payable semi-annually on March 31 and September 30 of each year. They will mature on September 30, 2007.

      The 12 3/4% Notes will be redeemable, in whole or in part, at the option of Denny’s at any time on or after September 30, 2004, at 106.375% of their principal amount thereof to and including September 30, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

Item 14.	Controls and Procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation (under the supervision and with the participation of management, including our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, Andrew F. Green) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon the evaluation, Messrs. Marchioli and Green each concluded that disclosure controls and procedures are effective in timely alerting them to material information required to be included in Denny’s Corporation’s periodic SEC filings.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements: See the Index to Financial Statements which appears on page F-1 hereof.

      (2) Financial Statement Schedules: No schedules are filed herewith because of the absence of conditions under which they are required or because the information called for is in our consolidated financial statements or notes thereto appearing elsewhere herein.

      (3) Exhibits: Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

Exhibit
No.		Description

*2	.1	Joint Plan of Reorganization of FCI and Flagstar, as amended November 7, 1997 and as confirmed by order of the United States Bankruptcy Court for the District of South Carolina entered November 12, 1997 (incorporated by reference to Exhibit 2.1 to FCI’s Form 8-K, dated November 12, 1997).
3.1		Restated Certificate of Incorporation of Denny’s dated March 3, 2003.
*3	.2	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Advantica dated December 16, 1998 (incorporated by reference to Exhibit 3.2A to Amendment No. 2 to the Registration Statement (No. 333-72658) of Advantica (the “Advantica 2001 Form S-4 Amendment No. 2”)).
*3	.3	By-Laws of Advantica, as amended through January 24, 2001 (incorporated by reference to Exhibit 3.1 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2001(the “2001 First Quarter Form 10-Q”)).
*4	.1	Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the “FRD Indenture”) (incorporated by reference to Exhibit 4.1 to Registration Statements on Forms S-1 and S-4 dated as of September 6, 1996 (No. 333-07601) of FRD (the “FRD Form S-1/ S-4”)).
*4	.2	Indenture relating to the 11 1/4% Senior Notes (including the form of security) dated as of January 7, 1998, between Advantica and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Advantica’s Form 8-K filed January 15, 1998 (the “1998 Form 8-K”)).
*4	.3	Indenture relating to the 12 3/4% Senior Notes (including form of security) dated April 13, 2002 among Denny’s and Denny’s Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Denny’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2002).
*4	.4	Warrant Agreement (including the form of Warrant) (incorporated by reference to Exhibit 10.1 to the Form 8-A of Advantica filed January 7, 1998 relating to Advantica’s common stock warrants).
*4	.5	Rights Agreement, dated as of December 15, 1998, between Advantica and Continental Stock Transfer and Trust Company, as Rights Agent (including form of right certificate) (incorporated by reference to Exhibit 1 to Advantica’s Form 8-A, filed December 15, 1998, relating to preferred stock purchase rights).
*10	.1	Credit Agreement, dated January 7, 1998, among Denny’s, Inc., El Pollo Loco, Inc., Flagstar Enterprises, Inc., Flagstar Systems, Inc. and Quincy’s Restaurants, Inc., as borrowers, Advantica, as a guarantor, the lenders named therein, and The Chase Manhattan Bank, as administrative agent (the “Old Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the 1998 Form 8-K).
*10	.2	Amendment No. 1 and Waiver, dated as of March 16, 1998, relating to the Old Credit Agreement (incorporated by Reference to Exhibit 10.53 to the Registration Statement on Form S-1 (No. 333-45811) of Advantica).

Exhibit
No.		Description

*10	.3	Amendment No. 2 and Waiver, dated as of May 21, 1998, relating to the Old Credit Agreement (incorporated by reference to Exhibit 10.1 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended July 1, 1998).
*10	.4	Amendment No. 3 and Waiver, dated as of July 16, 1998, to the Old Credit Agreement (incorporated by reference to Exhibit 10.1 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10	.5	Amendment No. 4, dated as of November 12, 1998, to the Old Credit Agreement (incorporated by reference to Exhibit 10.35 to Advantica’s Annual Report on Form 10-K for the year ended December 30, 1998).
*10	.6	Advantica Restaurant Group Director Stock Option Plan, as amended through January 24, 2001 (incorporated by reference to Exhibit 10.1 to the 2001 First Quarter Form 10-Q).
*10	.7	Amendment No. 5, dated March 12, 1999, to the Old Credit Agreement (incorporated by reference to Exhibit 10.3 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the “1999 First Quarter Form 10-Q”)).
*10	.8	Amendment No. 6, dated December 20, 1999, to the Old Credit Agreement (incorporated by reference to Exhibit 10.37 to Advantica’s Annual Report on Form 10-K for the year ended December 29, 1999).
*10	.9	Merger Amendment, dated March 15, 1999, to the Advantica Restaurant Group Stock Option Plan and the Advantica Restaurant Group Officer Stock Option Plan (incorporated by reference to Exhibit 10.4 to the 1999 First Quarter Form 10-Q).
*10	.10	Advantica Stock Option Plan as amended through November 28, 2001 (incorporated by reference to Exhibit 10.19 to Advantica’s Annual Report on Form 10-K for the year ended December 26, 2001).
*10	.11	Credit Agreement, dated May 14, 1999, among Coco’s Restaurants, Inc., Carrows Restaurants, Inc., and Jojo’s Restaurants, Inc., as borrowers, FRD Acquisition Co. and FRD Corporation, as guarantors, the lenders named therein, Credit Lyonnias New York Branch as administrative agent, and The Chase Manhattan Bank, as documentation agent and syndication agent (incorporated by reference to Exhibit 10.1 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
*10	.12	Form of Agreement, dated February 9, 2000, providing certain retention incentives and severance benefits for company management (incorporated by reference to Exhibit 10.2 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2000).
*10	.13	Amendment No. 7, dated as of June 20, 2000, to the Old Credit Agreement (incorporated by reference to Exhibit 10.3 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2000).
*10	.14	Amendment No. 8, dated as of December 26, 2000, to the Old Credit Agreement (incorporated by reference to Exhibit 10.26 to Advantica’s Annual Report on Form 10-K for the year ended December 27, 2000).
*10	.15	Amendment No. 9, dated as of October 18, 2001, to the Old Credit Agreement (incorporated by reference to Exhibit 10.29 to Advantica 2001 S-4 Amendment No. 2.)
*10	.16	Stipulation and Agreement of Settlement, dated February 19, 2002, by and among FRD, the Creditors Committee, Advantica, Denny’s, Inc. FRI-M Corporation, Coco’s and Carrows, and as filed with the Bankruptcy Court on February 19, 2002 (incorporated by reference to Exhibit 99.1 to Advantica’s Form 8-K, dated February 19, 2001).
*10	.17	Waiver and Agreement, dated as of June 17, 2002, (“Amendment No. 10”), to the Old Credit Agreement (incorporated by reference to Exhibit 10.1 to Denny’s Quarterly Report of Form 10-Q for the quarter ended September 25, 2002 (the “Denny’s 2002 Third Quarter 10-Q”)).
*10	.18	Waiver and Agreement, dated as of June 27, 2002, (“Amendment No. 11”), to the Old Credit Agreement (incorporated by reference to Denny’s 2002 Third Quarter 10-Q).

Exhibit
No.		Description

*10	.19	Credit Agreement, dated as of December 16, 2002, among Denny’s Inc. and Denny’s Realty, Inc., as borrowers, Denny’s Corporation, Denny’s Holdings, Inc. and DFO, Inc., as guarantors, the lenders named therein, JPMorgan Chase Bank, as administrative agent, Foothill Capital Corporation, as syndication agent and J.P. Morgan Securities Inc., as sole advisor, lead arranger and bookrunner (incorporated by reference to Exhibit 99.1 to Denny’s Form 8-K filed December 19, 2002).
*10	.20	Guarantee and Collateral Agreement, dated as of December 16, 2002, among Denny’s Corporation, Denny’s Holdings, Inc., Denny’s Inc., Denny’s Realty, Inc., each other subsidiary loan party referenced therein and JPMorgan Chase, as collateral agent (incorporated by reference to Exhibit 99.2 to Denny’s Form 8-K filed December 19, 2002).
*10	.21	First Amended Plan of Reorganization of FRD Acquisition, Co., confirmed by order of the United States Bankruptcy Court for the District of Delaware on June 20, 2002 (incorporated by reference to Exhibit 2.2 to Advantica’s Form 8-K dated July 10, 2002).
+*10	.22	Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to Denny’s Registration Statement on Form S-8 (No. 333-03220) filed February 14, 2003).
*10	.23	Employment Agreement dated January 2, 2001 between Advantica and Nelson J. Marchioli (incorporated by reference to Exhibit 10.3 to the 2001 First Quarter Form 10-Q).
12		Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of Denny’s.
23.1		Consent of Deloitte and Touche LLP.
99		Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
99.1		Statement of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Statement of Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management contracts or compensatory plans or arrangements.

      (b) There were two reports on Form 8-K filed during the quarter ended December 25, 2002. On November 22, 2002, we filed a Form 8-K, reporting under Item 5, the closing of the last of a series of privately negotiated transactions whereby Denny’s and its wholly-owned subsidiary, Denny’s Holdings, Inc., jointly issued new 12 3/4% Senior Notes due 2007 in exchange for existing Denny’s 11 1/4% Senior Notes due 2008. On December 19, 2002, we reported the December 16, 2002 announcement that our operating subsidiaries Denny’s, Inc. and Denny’s Realty, Inc. had entered into a new $125 million credit agreement to refinance our prior credit facility which was scheduled to expire in January 2003. No financial statements were required to be filed with either of these reports.

DENNY’S CORPORATION

INDEPENDENT AUDITORS’ REPORT

      We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 25, 2002 and December 26, 2001 and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the three fiscal years in the period ended December 25, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, Denny’s Corporation consolidated financial statements present fairly, in all material respects, the consolidated financial position of Denny’s at December 25, 2002 and December 26, 2001, and the results of its consolidated operations and consolidated cash flows for each of the three fiscal years in the period ended December 25, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the financial statements, in 2002 the Company changed its method of accounting for goodwill (including reorganization value) and other intangible assets to conform to Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Greenville, South Carolina

February 7, 2003

DENNY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	December 27,	December 26,	December 25,
	2000	2001	2002

	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$1,080,641	$949,180	$858,569
Franchise and license revenue	74,608	90,548	90,015

Total operating revenue	1,155,249	1,039,728	948,584

Costs of company restaurant sales:
Product costs	280,473	237,721	205,036
Payroll and benefits	427,222	382,864	361,483
Occupancy	59,311	55,941	49,198
Other operating expenses	162,881	142,281	122,491

Total costs of company restaurant sales	929,887	818,807	738,208
Costs of franchise and license revenue	31,160	32,262	28,576
General and administrative expenses	73,131	66,920	50,001
Amortization of goodwill and other intangible assets with indefinite lives	44,748	31,553	—
Depreciation and other amortization	108,834	92,778	83,251
Restructuring charges and exit costs	12,556	16,863	3,521
Impairment charges	6,416	13,630	4,556
Gains on refranchising and other, net	(51,219)	(13,340)	(9,127)

Total operating costs and expenses	1,155,513	1,059,473	898,986

Operating income (loss)	(264)	(19,745)	49,598

Other expenses:
Interest expense, net	81,821	73,235	76,401
Other nonoperating income, net	(1,415)	(6,007)	(32,915)

Total other expenses, net	80,406	67,228	43,486

Income (loss) before income taxes	(80,670)	(86,973)	6,112
Provision for (benefit from) income taxes	1,802	1,571	(1,422)

Income (loss) from continuing operations	(82,472)	(88,544)	7,534
Discontinued operations:
Income (loss) from operations of discontinued operations, net of income tax benefit: 2000 — $1,416, 2002 — $3,500	(15,530)	—	4,040
Gain on disposal of discontinued operations, net of income tax provision — $160	—	—	56,562

Net income (loss) applicable to common shareholders	$(98,002)	$(88,544)	$68,136

Per share amounts applicable to common shareholders:
Basic earnings per share:
Income (loss) from continuing operations	$(2.06)	$(2.21)	$0.19
Discontinued operations, net	(0.39)	—	1.50

Net income (loss)	$(2.45)	$(2.21)	$1.69

Diluted earnings per share:
Income (loss) from continuing operations	$(2.06)	$(2.21)	$0.19
Discontinued operations, net	(0.39)	—	1.49

Net income (loss)	$(2.45)	$(2.21)	$1.68

Weighted average and equivalent shares outstanding:
Basic	40,070	40,136	40,270

Diluted	40,070	40,136	40,583

See notes to consolidated financial statements.

DENNY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 26,	December 25,
	2001	2002

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,696	$5,717
Receivables, less allowance for doubtful accounts of:
2001 — $2,730; 2002 — $1,783	6,508	11,980
Inventories	7,979	7,715
Other	18,954	8,329

Total Current Assets	40,137	33,741

Property, net	362,441	324,725
Other Assets:
Goodwill	53,353	50,073
Intangible assets, net	100,912	92,257
Deferred financing costs, net	10,067	12,646
Other	40,343	38,049

Total Assets	$607,253	$551,491

LIABILITIES
Current Liabilities:
Current maturities of notes and debentures	$599	$554
Current maturities of capital lease obligations	4,523	3,886
Accounts payable	55,862	50,660
Net liabilities of discontinued operations	15,115	—
Other	126,618	97,703

Total Current Liabilities	202,717	152,803

Long-Term Liabilities:
Notes and debentures, less current maturities	609,531	560,359
Capital lease obligations, less current maturities	35,527	31,177
Liability for insurance claims	26,778	25,160
Other noncurrent liabilities and deferred credits	72,457	60,883

Total Long-Term Liabilities	744,293	677,579

Total Liabilities	947,010	830,382

Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Common Stock:
$0.01 par value; shares authorized — 100,000; issued and outstanding: 2001 — 40,143; 2002 — 40,290	401	403
Paid-in capital	417,293	417,415
Deficit	(749,869)	(681,733)
Accumulated other comprehensive loss	(7,582)	(14,976)

Total Shareholders’ Deficit	(339,757)	(278,891)

Total Liabilities and Shareholders’ Deficit	$607,253	$551,491

See notes to consolidated financial statements.

DENNY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
			Paid-in		Income	Shareholders’
	Shares	Amount	Capital	Deficit	(Loss)	Deficit

	(In thousands)
Balance, December 29, 1999	40,025	$400	$417,123	$(563,323)	$(40)	$(145,840)

Comprehensive loss:
Net loss	—	—	—	(98,002)	—	(98,002)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(56)	(56)
Additional minimum pension liability	—	—	—	—	(2,444)	(2,444)

Comprehensive loss	—	—	—	(98,002)	(2,500)	(100,502)
Issuance of common stock	53	1	80	—	—	81
Cancellation of common stock held for former debt holders	(20)	—	—	—	—	—

Balance, December 27, 2000	40,058	401	417,203	(661,325)	(2,540)	(246,261)

Comprehensive loss:
Net loss	—	—	—	(88,544)	—	(88,544)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(80)	(80)
Additional minimum pension liability	—	—	—	—	(4,962)	(4,962)

Comprehensive loss	—	—	—	(88,544)	(5,042)	(93,586)
Issuance of common stock	85	—	90	—	—	90

Balance, December 26, 2001	40,143	401	417,293	(749,869)	(7,582)	(339,757)

Comprehensive income:
Net income	—	—	—	68,136	—	68,136
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	176	176
Additional minimum pension liability	—	—	—	—	(7,570)	(7,570)

Comprehensive income (loss)	—	—	—	68,136	(7,394)	60,742
Issuance of common stock	106	2	87	—	—	89
Exercise of common stock options	41	—	35	—	—	35

Balance, December 25, 2002	40,290	$403	$417,415	$(681,733)	$(14,976)	$(278,891)

See notes to consolidated financial statements.

DENNY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	December 27,	December 26,	December 25,
	2000	2001	2002

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(98,002)	$(88,544)	$68,136
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Amortization of goodwill and other intangible assets with indefinite lives	44,748	31,553	—
Depreciation and other amortization	108,834	92,778	83,251
Impairment charges	6,416	13,630	4,556
Restructuring charges and exit costs	12,556	16,863	3,521
Amortization of deferred gains	(12,445)	(11,322)	(7,551)
Amortization of deferred financing costs	5,708	3,440	4,551
Gains on refranchising and other, net	(51,219)	(13,340)	(9,127)
Gain on sale of discontinued operations, net	—	—	(56,562)
Loss (income) from discontinued operations, net	15,530	—	(4,040)
Amortization of debt premium	(9,074)	(1,889)	(1,795)
Gain on early extinguishment of debt	(195)	(7,778)	(32,900)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	12,425	8,106	(4,903)
Inventories	505	1,710	848
Other current assets	(2,797)	1,519	881
Other assets	(3,716)	(3,698)	(346)
Increase (decrease) in liabilities:
Accounts payable	2,673	(5,027)	(3,156)
Accrued salaries and vacations	(2,105)	(355)	(7,701)
Accrued taxes	(2,768)	(582)	1,226
Other accrued liabilities	(29,839)	(19,871)	(16,559)
Other noncurrent liabilities and deferred credits	(5,647)	(9,033)	(13,509)

Net cash flows (used in) provided by operating activities	(8,412)	8,160	8,821

See notes to consolidated financial statements.

DENNY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Year Ended

	December 27,	December 26,	December 25,
	2000	2001	2002

	(In thousands)
Cash Flows from Investing Activities:
Purchase of property	$(37,474)	$(41,117)	$(41,689)
Proceeds from disposition of property	72,874	29,189	17,167
Acquisition of restaurant units	(4,461)	—	—
(Advances to) receipts from discontinued operations, net	(1,910)	(53,339)	39,386
Deposits (made) refunded to secure FRD letters of credit	—	(9,790)	4,083
Proceeds from sale and maturity of investments	17,084	—	—
Proceeds from maturity of investments securing in-substance defeased debt	158,710	—	—

Net cash flows provided by (used in) investing activities	204,823	(75,057)	18,947

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit agreement	—	58,700	(12,000)
Deferred financing costs paid	(1,373)	(964)	(8,670)
Debt transaction costs	(519)	—	—
Long-term debt payments	(327,239)	(6,936)	(5,189)
Proceeds from exercise of stock options	—	—	35
Net bank overdrafts	(5,848)	(4,467)	(2,923)

Net cash flows (used in) provided by financing activities	(334,979)	46,333	(28,747)

Increase (decrease) in cash and cash equivalents	(138,568)	(20,564)	(979)
Cash and Cash Equivalents at:
Beginning of year	165,828	27,260	6,696

End of year	$27,260	$6,696	$5,717

Supplemental Cash Flow Information:
Income taxes paid (refunds received), net	$1,327	$2,191	$(2,397)

Interest paid	$100,262	$74,601	$76,992

Noncash investing activities:
Notes received related to refranchising and sale of properties	$3,557	$1,433	$382

Notes forgiven related to reacquisition of restaurants	$1,340	$1,146	$186

Other investing activities	$4,506	$2,068	$3,267

Noncash financing activities:
Capital leases entered into	$5,760	$1,078	$1,176

Other financing activities	$900	$—	$—

See notes to consolidated financial statements.

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Introduction and Basis of Reporting

      Denny’s Corporation (formerly Advantica Restaurant Group, Inc., or Advantica), or Denny’s, is one of the largest restaurant companies in the United States. Denny’s is the nation’s largest family-style restaurant chain in terms of market share, number of units and U.S. systemwide sales. At December 25, 2002, Denny’s operated 566 company-owned and 1,110 franchised/licensed restaurants in 49 states, the District of Columbia, 2 U.S. territories and 4 foreign countries, with principal concentrations in California, Florida and Texas.

      We also owned and operated the Coco’s and Carrows restaurant chains through our wholly owned subsidiary, FRD Acquisition Co., or FRD, through July 10, 2002. On July 10, 2002, we completed the divestiture of FRD. We have accounted for FRD as a discontinued operation in our consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30, or APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” See Note 14.

      With the completion of the FRD divestiture, Advantica completed its transition from a restaurant holding company to a one-brand entity; accordingly, on July 10, 2002, we changed our name to Denny’s Corporation.

Note 2 Summary of Critical and Other Significant Accounting Policies

      The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to self-insurance liabilities, impairment of long-lived assets and restructuring and exit costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

Critical Accounting Policies

      We believe the following critical accounting policies relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Self-Insurance Liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims, workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. If these patterns were to deteriorate, we may be required to increase our self-insurance liabilities by recording additional insurance expense. Likewise, should these patterns improve, we may be required to reduce our self-insurance liabilities by recording a reduction in insurance expense. Total discounted insurance liabilities at December 26, 2001 and December 25, 2002 were $39.6 million and $36.3 million, respectively, reflecting a 5% discount rate for 2001 and 2002. The related undiscounted amounts at such dates were $44.7 million and $40.9 million, respectively.

      Impairment of Long-Lived Assets. We assess impairment of long-lived assets such as owned and leased property whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant and our plans for restaurant closings. In accordance with Statement of Financial Accounting Standards No. 144, or

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 144, we write down long-lived assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. During 2000, 2001 and 2002, we recorded impairment charges of $6.4 million, $13.6 million and $4.6 million, respectively, for certain underperforming restaurants, including restaurants closed. See New Accounting Standards below.

      Restructuring and Exit Costs. Restructuring and exit costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units or units identified for closure. In assessing the cost of future obligations related to closed units or units identified for closure, we make assumptions regarding the timing of units’ closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these estimates or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. See Note 4 and New Accounting Standards below.

Other Significant Accounting Policies

      Also, the following accounting policies significantly affect the preparation of our consolidated financial statements:

      Cash and Cash Equivalents and Investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments for franchise royalties, rent, advertising and notes receivable. In assessing recoverability of these receivables, we make assumptions regarding the financial condition of the franchisees based primarily on past and current payment trends and periodic financial information which the franchisees are required to submit to us.

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

      Buildings — Five to twenty years

      Equipment — Two to ten years

      Leasehold Improvements — Estimated useful life limited by the lease period, generally between five and ten years.

      Goodwill. Goodwill primarily represents goodwill recognized in accordance with SFAS 141, “Business Combinations” and excess reorganization value recognized in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, or SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as a result of our 1998 bankruptcy. Prior to 2002, we amortized goodwill and reorganization value on a straight-line basis over a period of no more than 20 years and 5 years, respectively; however, such amortization was discontinued at the beginning of fiscal year 2002 in accordance with the implementation of SFAS 142. See New Accounting Standards below and Note 3.

      Other Intangible Assets. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements. These assets have been amortized on the straight-line basis over the useful lives of the franchise and other agreements and over 40 years for trade names; however, the

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization for certain of the intangible assets was discontinued at the beginning of fiscal year 2002 in accordance with the implementation of SFAS 142. See New Accounting Standards below and Note 3.

      Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the interest method over the terms of the respective debt issues.

      Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2000, 2001 and 2002 was $53.3 million, $39.1 million and $35.2 million, respectively.

      Cash Overdrafts. We have included in accounts payable on the consolidated balance sheets cash overdrafts totaling $20.4 million and $17.4 million at December 26, 2001 and December 25, 2002, respectively.

      Deferred Gains. In 1995, we sold our distribution subsidiary, Proficient Food Company, or PFC. In conjunction with the sale, we entered into an eight-year distribution contract with the acquirer of PFC. This transaction resulted in a deferred gain of approximately $72.0 million that is being amortized on a straight-line basis through August 2003 as a reduction of product costs. During 1996, we sold Portion-Trol Foods, Inc., or PTF, and the Mother Butler Pies division of Denny’s, our two food processing operations. In conjunction with these sales, we entered into five-year purchasing agreements with the acquirers. These transactions resulted in deferred gains totaling approximately $41.5 million that were amortized through December 26, 2001. Related to these purchasing agreements, we recognized gains of $10.5 million, $9.3 million and $3.8 million in 2000, 2001 and 2002, respectively. We reported deferred gain balances related to these purchasing agreements of $6.5 million and $2.6 million in our consolidated balance sheets at December 26, 2001 and December 25, 2002, respectively. The remaining balance of deferred gains will be amortized through August 2003.

      During 2001, we received $2.0 million from the sale of 25,000 shares of preferred stock of PTF’s acquirer that we had received as consideration for the sale of PTF to the acquirer. At the date of the sale of PTF, we assigned no value to this portion of the consideration. Therefore, the gain on the sale of this preferred stock was $2.0 million. This gain was recorded as a reduction of product costs as it represented additional deferred gain on the sale of PTF. The purchasing agreement related to Mother Butler Pies expired on July 31, 2001 and the purchasing agreement related to PTF expired on December 31, 2001. During 2001, we extended our purchasing agreement with PTF through December 31, 2002 in exchange for, among other things, waiving the remaining $3.7 million of purchase commitment liabilities of certain discontinued operations related to PTF. As a result, the remaining $3.7 million, which was included in our deferred gain balance at December 26, 2001 was amortized through December 25, 2002 as a reduction of product costs.

      Income Taxes. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998 — see Note 9) would decrease income tax expense in the period such determination was made. At December 26, 2001 and December 25, 2002, the Company’s net deferred tax assets were fully reserved.

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

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations have commenced. During 2000, 2001 and 2002, we recorded initial fees of $6.2 million, $2.9 million and $1.9 million, respectively. At December 26, 2001 and December 25, 2002, deferred fees were $2.7 million and $2.1 million, respectively. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. For 2002, our ten largest franchisees accounted for approximately 30% of our franchise revenues.

      Gains on Sales of Company-Owned Restaurants. We typically do not include real estate in our sales of company-owned restaurants; therefore, we recognize gains on sale transactions at the time collection of the sales price is reasonably assured. Any gains on sales of company-owned restaurants and surplus properties that include real estate are recognized when the cash proceeds exceed 20 percent of the sales price, in accordance with SFAS 66, “Accounting for Sales of Real Estate.” Total proceeds from the sales of company-owned restaurants and surplus properties were $76.4 million, $30.6 million and $17.5 million in 2000, 2001, and 2002, respectively. Of those amounts, we received cash proceeds of $72.9 million, $29.2 million, and $17.2 million in 2000, 2001 and 2002, respectively.

      New Accounting Standards. In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which became effective for us on December 27, 2001, the first day of our 2002 fiscal year. SFAS 142 requires us, among other things, to discontinue goodwill amortization, including the amortization of reorganization value. In addition, the standard provides for reclassifying certain intangibles as goodwill, reassessing the useful lives of intangibles, reclassifying certain intangibles out of previously reported goodwill and identifying reporting units for purposes of assessing potential future impairments of goodwill. See Note 3 for a discussion of the effects of adopting this new accounting standard.

      In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” related to the disposal of a segment of a business. SFAS 144 became effective for us on December 27, 2001, the first day of our 2002 fiscal year. Our adoption of SFAS 144 had no impact on our financial position or results of operations.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections.” Among other things, SFAS 145 eliminates FASB Statement No. 4, or SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result of the elimination of SFAS 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. We early adopted SFAS 145 in the second quarter of 2002. As a result, we reclassified a $7.8 million extraordinary item recorded in 2001 to our nonoperating income during 2002. In addition, our gains from extinguishment of debt in 2002 were also reported in nonoperating income.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain costs incurred in a Restructuring)”. The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on our financial position and results of operations; however, the timing of the recognition of future costs under SFAS 146 will be substantially different than the timing under EITF 94-3. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

      FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. SFAS 148 amends SFAS 123, “Accounting for Stock Based Compensation” and provides for alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We will continue to use the intrinsic value method.

Note 3 Change in Accounting for Goodwill and Other Intangible Assets

      We adopted SFAS 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal year 2002, and as a result we are no longer amortizing reorganization value, goodwill and trade names. In accordance with SFAS 142, we have reclassified $28.3 million of reorganization value to goodwill. We also reclassified reorganization value to goodwill on the consolidated balance sheet as of December 26, 2001 to be comparable to the consolidated balance sheet as of December 25, 2002.

      During the first quarter of 2002, we completed our initial testing of intangible assets with definite lives and our assessment of impairment of goodwill and other intangible assets with indefinite lives as required by SFAS 142. We performed an impairment test and determined that none of the recorded goodwill or other intangible assets with indefinite lives was impaired. In accordance with SFAS 142, goodwill and other intangible assets with indefinite lives will be tested for impairment at least annually, and more frequently if circumstances indicate that they may be impaired. We performed an impairment test as of December 25, 2002 and determined that none of the recorded goodwill or other intangible assets with indefinite lives was impaired.

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in carrying amounts of goodwill, including amounts previously reported as reorganization value, for the year ended December 25, 2002, following the adoption of SFAS 142 are as follows:

(In
thousands)
Balance at December 26, 2001	$53,353
Reversal of income tax liabilities related to reorganization	(1,191)
Reduction of liabilities recorded in connection with a business combination	(2,089)

Balance at December 25, 2002	$50,073

      The following table reflects intangible assets as reported at December 26, 2001 and at December 25, 2002, following the adoption of SFAS 142:

	December 26, 2001		December 25, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Intangible assets with indefinite lives:
Trade names	$42,323	$—	$42,323	$—
Liquor licenses	1,221	—	1,084	—
Intangible assets with definite lives:
Franchise agreements	80,049	23,828	76,395	28,332
Foreign license agreements	2,041	894	1,780	993

	$125,634	$24,722	$121,582	$29,325

      Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In
thousands)
2003	$5,939
2004	5,666
2005	5,500
2006	5,200
2007	4,780

      The following table reflects consolidated operating results as though we adopted SFAS 142 as of the beginning of the year ended December 27, 2000:

	2000	2001	2002

	(In thousands)
Reported net income (loss)	$(98,002)	$(88,544)	$68,136
Add back amortization of reorganization value	42,133	28,692	—
Add back goodwill amortization	1,440	1,686	—
Add back trade name amortization	1,175	1,175	—

Adjusted net income (loss)	$(53,254)	$(56,991)	$68,136

Reported basic net income (loss) per share	$(2.45)	$(2.21)	$1.69
Add back amortization of reorganization value	1.05	0.72	—
Add back goodwill amortization	0.04	0.04	—
Add back trade name amortization	0.03	0.03	—

Adjusted net income (loss)	$(1.33)	$(1.42)	$1.69

Reported diluted net income (loss) per share	$(2.45)	$(2.21)	$1.68
Add back amortization of reorganization value	1.05	0.72	—
Add back goodwill amortization	0.04	0.04	—
Add back trade name amortization	0.03	0.03	—

Adjusted net income (loss)	$(1.33)	$(1.42)	$1.68

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 Restructuring Charges and Exit Costs

      As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units or units identified for closure. In assessing the cost of future obligations related to closed units or units identified for closure, we make assumptions regarding the timing of units’ closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these estimates or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the years presented includes the effects of such changes in estimates.

      Restructuring charges and exit costs were comprised of the following:

	2000	2001	2002

	(In thousands)
Exit costs:
Property taxes	$—	$4,474	$633
Future rents, net of estimated sublease income	909	4,156	1,233
Brokerage commissions	—	1,404	—
De-identification and maintenance costs	—	1,333	1,025
Severance and other costs	—	494	380

Total exit costs	$909	$11,861	$3,271

Restructuring costs:
Severance costs	$9,026	$4,058	$250
Other costs	2,621	944	—

Total restructuring charges	$11,647	$5,002	$250

Total restructuring charges and exit costs	$12,556	$16,863	$3,521

      In 2000, we began implementing senior management’s plan to focus primarily on the Denny’s concept. Exit costs and restructuring costs related to the plan recorded in 2000 included reducing corporate-level and out-of-restaurant staff support positions and identifying underperforming units for closure. We also recorded a $2.6 million charge related to certain acquired software and capitalized construction costs which became obsolete as a result of canceling projects identified under the plan.

      Exit costs recorded in 2001 relate to the identification of underperforming units for closure. Restructuring costs in 2001 include severance and other administrative costs related to the elimination of approximately 90 out-of-restaurant support staff positions.

      Exit costs recorded in 2002 consist of approximately $0.9 million related to the closure of underperforming units and $2.4 million related to remaining lease obligations on Denny’s former corporate headquarters facility due to the bankruptcy of a significant subtenant. Restructuring costs in 2002 relate to the elimination of thirty-three out-of-restaurant support staff positions. See Note 14.

      At December 26, 2001 and December 25, 2002, discounted accrued exit costs totaled approximately $24.8 million and $19.7 million, respectively. Cash for exit cost liabilities paid during the year ended

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 25, 2002 were approximately $9.9 million. Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In
thousands)
2003	$7,415
2004	5,019
2005	2,399
2006	1,929
2007	1,691

      During 2000, 2001 and 2002, we recorded severance and outplacement costs related to restructuring plans of $13.3 million as indicated in the table above. Through December 25, 2002, approximately $12.9 million of these costs have been paid, of which $3.5 million was paid during the year ended December 25, 2002. The remaining balance of severance and placement costs of $0.4 million is expected to be paid during 2003.

Note 5 Property, Net

      Property, net, consists of the following:

	December 26,	December 25,
	2001	2002

	(In thousands)
Owned property:
Land	$64,995	$62,360
Buildings and improvements	383,599	393,050
Other property and equipment	114,344	108,913

Total property owned	562,938	564,323
Less accumulated depreciation	224,955	259,620

Property owned, net	337,983	304,703

Leased property:
Buildings and improvements, vehicles, and other equipment held under capital leases	62,327	44,902
Less accumulated amortization	37,869	24,880

Property held under capital leases, net	24,458	20,022

	$362,441	$324,725

Note 6 Other Current Liabilities

      Other current liabilities consist of the following:

	December 26,	December 25,
	2001	2002

	(In thousands)
Accrued salaries and vacations	$30,345	$22,384
Accrued insurance	15,331	16,071
Accrued taxes	10,760	10,700
Accrued interest	27,520	22,694
Other	42,662	25,854

	$126,618	$97,703

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 Debt

      Long-term debt consists of the following:

	December 26,	December 25,
	2001	2002

	(In thousands)
Notes and Debentures:
11 1/4% Senior Notes due January 15, 2008, interest payable semi-annually	$529,608	$378,970
12 3/4% Senior Notes due September 30, 2007, interest payable semi-annually	—	120,389
Revolving credit facility advances outstanding, due December 20, 2004	58,700	46,700
Other notes payable, maturing over various terms to 11 years, payable in monthly and quarterly installments with interest rates ranging from 7.5% to 12.0%(a)	3,691	3,626
Notes payable secured by equipment, maturing over various terms up to 7 years, payable in monthly installments with interest rates ranging from 9.0% to 11.97%(b)	2,295	1,749
Capital lease obligations (see Note 8)	40,050	35,063

	634,344	586,497
Premium (discount), net(c):
11 1/4% Senior Notes, effective rate 10.79%	17,125	10,721
Other notes payable	(1,289)	(1,242)

Total debt	650,180	595,976
Less current maturities	5,122	4,440

Total long-term debt	$645,058	$591,536

(a)	Includes notes collateralized by restaurant and other properties with a net book value of $0.4 million at December 25, 2002.
(b)	Includes notes collateralized by equipment with a net book value of $0.4 million at December 25, 2002.
(c)	Upon emergence from bankruptcy on January 7, 1998, we adopted fresh start reporting in accordance with SOP 90-7 and adjusted our liabilities to their fair values, which resulted in our recording premiums or discounts related to our long-term notes.

      Aggregate annual maturities of long-term debt at December 25, 2002 during the next five years and thereafter are as follows:

Year:	(In
thousands)
2003	$4,440
2004	50,726
2005	3,441
2006	3,442
2007	123,726
Thereafter	400,722

$586,497

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11 1/4% Senior Notes

      At December 25, 2002, Denny’s Corporation had outstanding $379.0 million aggregate principal amount of 11 1/4% Senior Notes, or 11 1/4% Notes. The 11 1/4% Notes are senior unsecured obligations of Denny’s Corporation and rank pari passu in right of payment to all senior indebtedness of Denny’s Corporation, including the obligations of Denny’s Corporation under the credit facility. However, the 11 1/4% Notes are effectively subordinated to Denny’s secured indebtedness, including indebtedness under the credit facility to the extent of the lenders’ security interests in Denny’s assets, and structurally subordinated to indebtedness of the subsidiaries of Denny’s Corporation under both the credit facility and the 12 3/4% Senior Notes due 2007. Interest on the 11 1/4% Notes is payable semi-annually on each July 15 and January 15 of each year. They will mature on January 15, 2008.

      The 11 1/4% Notes are redeemable, in whole or in part, at the option of Denny’s at any time on or after January 15, 2003, at a redemption price equal to 105.625% of the principal amount thereof to and including January 14, 2004, at 103.750% of the principal amount thereof to and including January 14, 2005, at 101.875% of the principal amount thereof to and including January 14, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

12 3/4% Senior Notes

      On April 15, 2002, we exchanged $88.1 million aggregate principal amount of Denny’s Corporation’s 11 1/4% Notes for $70.4 million aggregate principal amount of 12 3/4% Senior Notes due 2007, or 12 3/4% Notes. During the fourth quarter of 2002, we closed a series of privately negotiated transactions for the exchange of an additional $62.5 million aggregate principal amount of 11 1/4% Notes for $50.0 million aggregate principal amount of 12 3/4% Notes. As a result of our completing the exchanges, we recorded a gain of approximately $32.9 million during the year ended December 25, 2002 (which is included in other nonoperating income in the accompanying financial statements). In addition, costs of approximately $2.1 million incurred in connection with this exchange of debt were deferred and will be amortized over the term of the 12 3/4% Notes.

      At December 25, 2002, Denny’s Corporation and Denny’s Holdings, Inc. have outstanding $120.4 million aggregate principal amount of Denny’s Corporation’s and Denny’s Holdings, Inc.’s 12 3/4% Notes. Denny’s Corporation and its wholly owned subsidiary, Denny’s Holdings, Inc. (the direct parent of Denny’s restaurant operating subsidiaries), are jointly obligated with respect to the 12 3/4% Notes; therefore, the 12 3/4% Notes are structurally senior to the 11 1/4% Notes. The 12 3/4% Notes are senior unsecured obligations of Denny’s Corporation and Denny’s Holdings, Inc. and rank pari passu in right of payment to all senior indebtedness of Denny’s Corporation and Denny’s Holdings, Inc., including the obligations of Denny’s Corporation and Denny’s Holdings, Inc. under the credit facility. However, the 12 3/4% Notes are effectively subordinated to Denny’s secured indebtedness, including indebtedness under the credit facility to the extent of the lenders’ security interests in Denny’s assets, and structurally subordinated to indebtedness of the subsidiaries of Denny’s Holdings, Inc. under the credit facility. Interest on the 12 3/4% Notes is payable semi-annually on March 31 and September 30 of each year. They will mature on September 30, 2007.

      The 12 3/4% Notes will be redeemable, in whole or in part, at the option of Denny’s at any time on or after September 30, 2004, at 106.375% of their principal amount thereof to and including September 30, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

Revolving Credit Facility

      In December 2002, we entered into a new senior secured credit facility, or credit facility, which provides Denny’s with a working capital and letter of credit facility of up to $125 million. At

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 25, 2002, we had working capital advances of $46.7 million and letters of credit outstanding of $48.8 million under the new credit facility, leaving net availability of $29.5 million. Advances under the credit facility accrue interest at a variable rate (approximately 6.4% at December 25, 2002) based on the prime rate or an adjusted Eurodollar rate.

      The credit facility matures on December 20, 2004. The credit facility is generally secured by liens on the stock of the subsidiaries of Denny’s Corporation, accounts receivable, intellectual property, cash and cash accounts. In addition, the new facility is secured by first-priority mortgages on 247 owned restaurant properties and our corporate headquarters located in Spartanburg, South Carolina. Denny’s Corporation and its subsidiaries are guarantors under the credit facility. The credit facility contains certain financial covenants (i.e., minimum EBITDA requirements, total debt to EBITDA ratio requirements and total senior secured debt to EBITDA requirements), negative covenants, conditions precedent, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. At December 25, 2002, we were in compliance with the terms of the credit facility.

Fair Value of Long-Term Debt

      The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) is approximately $413.3 million at December 25, 2002. The computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at December 25, 2002 relates primarily to market quotations for our 11 1/4% Notes.

Note 8 Leases and Related Guarantees

      Our operations utilize property, facilities, equipment and vehicles leased from others. Buildings and facilities are primarily used for restaurants and support facilities. Restaurants are operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rent based on a percentage of gross revenues. Initial terms of land and restaurant building leases generally are not less than 15 years exclusive of options to renew. Leases of other equipment primarily consist of restaurant equipment, computer systems and vehicles.

      We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable is as follows:

	December 26,	December 25,
	2001	2002

	(In thousands)
Total minimum rents receivable	$10,745	$9,637
Less unearned income	7,699	6,794

Net investment in direct financing leases receivable	$3,046	$2,843

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum future lease payments and receipts at December 25, 2002, including leases for both open and closed units, are as follows:

	Capital Leases		Operating Leases

	Minimum	Minimum	Minimum	Minimum
	Lease	Sublease	Lease	Sublease
Year:	Payments	Receipts	Payments	Receipts

	(In thousands)
2003	$8,462	$4,227	$49,498	$22,623
2004	7,610	4,012	43,815	21,364
2005	7,030	3,998	37,416	20,038
2006	6,769	3,987	34,106	19,558
2007	6,272	3,947	29,763	19,222
Subsequent years	31,155	39,724	117,642	181,464

Total	67,298	$59,895	$312,240	$284,269

Less imputed interest	32,235

Present value of capital lease obligations	$35,063

      The total rental expense included in the determination of income (loss) from continuing operations is as follows:

	2000	2001	2002

	(In thousands)
Base rents	$47,322	$46,540	$44,900
Contingent rents	6,562	6,768	6,336

	$53,884	$53,308	$51,236

      Total rental expense in the above table does not reflect sublease rental income of $20.1 million, $29.8 million and $29.4 million for 2000, 2001 and 2002, respectively.

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 Income Taxes

      A summary of the provision for (benefit from) income taxes attributable to the loss from continuing operations is as follows:

	2000	2001	2002

	(In thousands)
Current:
Federal	$—	$—	$(2,742)
State, foreign and other	1,802	1,571	1,320

	1,802	1,571	(1,422)

Deferred:
Federal	—	—	—
State, foreign and other	—	—	—

	—	—	—

Provision for (benefit from) income taxes — continuing operations	$1,802	$1,571	$(1,422)

The total provision for (benefit from) income taxes related to:
Income (loss)from continuing operations	$1,802	$1,571	$(1,422)
Discontinued operations	(1,416)	321	(3,340)

Total provision for (benefit from) income taxes	$386	$1,892	$(4,762)

      The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities from continuing operations:

	December 26,	December 25,
	2001	2002

	(In thousands)
Deferred tax assets:
Deferred income	$4,385	$838
Debt premium	6,354	3,792
Lease reserves	4,014	3,435
Self-insurance reserves	17,038	16,591
Capitalized leases	6,004	6,017
Closed store reserve	7,886	6,369
Fixed assets	—	6,985
Pension and other retirement plans	3,787	6,642
Other accruals and reserves	10,757	5,907
Capital loss carryforwards	—	12,882
Alternative minimum tax credit carryforwards	14,635	12,028
General business credit carryforwards	52,519	48,533
Net operating loss carryforwards	19,138	20,054
Less: valuation allowance	(105,133)	(113,112)

Total deferred tax assets	41,384	36,961

Deferred tax liabilities:
Intangible assets	(41,201)	(36,961)
Fixed assets	(183)	—

Total deferred tax liabilities	(41,384)	(36,961)

Net deferred tax liability	$—	$—

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have established a valuation allowance for the portion of the deferred tax assets for which it is more likely than not that a tax benefit will not be realized. Any subsequent reversal of the valuation allowance established in connection with fresh start reporting on January 7, 1998 (approximately $59 million at December 25, 2002) would be applied first to reduce reorganization value in excess of amounts allocable to identifiable assets, or reorganization value, then to reduce other identifiable intangible assets, followed by a credit directly to equity. In 2000, we settled all issues related to petitions we filed with the Internal Revenue Service, or IRS, to contest federal income tax deficiencies. As a result of the IRS settlement and the settlement and revaluation of other income tax reserves established on January 7, 1998, in 2000 we reversed approximately $25.4 million of income tax reserves and recorded a corresponding $23.6 million reduction in reorganization value and a $1.8 million reduction to loss from discontinued operations. In 2001 and 2002, computations of the federal income taxes and interest were completed and refunds were received related to the IRS settlement, and we recorded an additional reduction in reorganization value of $4.2 million in 2001 and $1.2 million in 2002. During 2001 and 2002, we filed amended federal income tax returns to forgo general business credits previously elected, which reduced the amount of general business credit carryforwards but increased the net operating loss, or NOL, carryforwards available to future years. These changes are reflected in the valuation allowance.

      The difference between our statutory federal income tax rate and our effective tax rate on loss from continuing operations before discontinued operations is as follows:

	2000	2001	2002

Statutory tax (benefit) rate	(35)%	(35)%	35%
Differences:
State, foreign, and other taxes, net of federal income tax benefit	1	1	20
Amortization of reorganization value in excess of amounts allocable to identifiable assets	19	12	—
Nondeductible wages related to the FICA tip credit and work opportunity tax credit	3	—	—
Portion of net operating losses, capital losses and unused income tax credits resulting from the establishment or reduction in the valuation allowance	13	24	(80)
Other	1	—	2

Effective tax rate	2%	2%	(23)%

      In connection with FRD’s reorganization on July 10, 2002, we realized a gain from the extinguishment of certain indebtedness, which is not taxable since it resulted from a reorganization under the bankruptcy code. However, we are required to reduce certain tax attributes related to FRD including (1) NOL carryforwards, (2) certain tax credits and (3) tax basis in assets in an amount equal to such gain on extinguishment. The NOL carryforwards acquired by Denny’s in May 1996 along with any subsequent NOL’s and general business credits that are allocable to FRD or its subsidiaries will either be eliminated due to FRD’s reorganization under the bankruptcy code or will no longer be utilizable by Denny’s to reduce future taxable income.

      At December 25, 2002, Denny’s has available, on a consolidated basis, general business credit carryforwards of approximately $48.5 million, most of which expire in 2003 through 2019, and alternative minimum tax, or AMT, credit carryforwards of approximately $12 million, which never expire. Denny’s also has available regular NOL and AMT NOL carryforwards of approximately $102 million and $155 million, respectively, which expire in 2012 through 2022. In addition the Company has capital loss carryforwards available of approximately $37 million for regular tax and $54 million for AMT. Denny’s capital loss carryforwards, which will expire in 2007, can only be utilized to offset certain capital gains

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generated by the Company. Due to our reorganization on January 7, 1998, our ability to utilize the general business credit carryforwards, AMT credit carryforwards, and NOL carryforwards which arose prior to the reorganization is limited to a specified annual amount. The annual limitation for the utilization of these carryforwards is approximately $21 million for NOL carryforwards or $7 million for tax credits. The annual limitation may also be increased for the recognition of certain built-in gains. Regular NOL carryforwards of approximately $50 million and AMT NOL carryforwards of approximately $65 million that arose subsequent to the reorganization are not subject to any limitation as of the end of 2002, although limitations could be triggered by future changes in Denny’s stock ownership.

      On March 9, 2002, President Bush signed into law H.R. 3090, the Job Creation and Worker Assistance Act of 2002, or the Act. The Act allowed us to carry back alternative minimum tax, or AMT, net operating losses generated during 2001, which resulted in a cash refund of 1998 AMT taxes paid of approximately $2.7 million in 2002.

Note 10 Employee Benefit Plans

      We maintain several defined benefit plans for continuing operations which cover a substantial number of employees. Benefits are based upon each employee’s years of service and average salary. Our funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. We also maintain defined contribution plans.

      The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Accounting Standards No. 87, “Employers’ Accounting for Pensions,” are as follows:

	2000	2001	2002

	(In thousands)
Pension Plan:
Service cost	$459	$266	$267
Interest cost	2,608	2,713	2,805
Expected return on plan assets	(3,225)	(3,051)	(3,064)
Amortization of net loss	—	—	293

Net periodic benefit cost (gain)	$(158)	$(72)	$301

Other comprehensive loss	$2,444	$4,791	$7,110
Other Defined Benefit Plans:
Service cost	$681	$510	$336
Interest cost	236	229	239
Recognized net actuarial gain	(1)	(15)	15

Net periodic benefit cost	$916	$724	$590

Other comprehensive loss	$—	$171	$460

      Net pension and other defined benefit plan costs charged to continuing operations for 2000, 2001 and 2002 were $1.1 million, $0.9 million and $1.1 million, respectively.

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the funded status and amounts recognized in our balance sheet for our pension plan and other defined benefit plans:

	Pension Plan		Other Defined Benefit Plans

	December 26,	December 25,	December 26,	December 25,
	2001	2002	2001	2002

	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$37,265	$39,680	$3,692	$4,526
Service cost	266	267	510	336
Interest cost	2,713	2,805	229	239
Actuarial losses (gains)	1,535	3,162	856	570
Benefits paid	(2,099)	(2,312)	(761)	(1,971)

Benefit obligation at end of year	$39,680	$43,602	$4,526	$3,700

Change in Plan Assets
Fair value of plan assets at beginning of year	$33,081	$31,003	$—	$—
Actual return on plan assets	(209)	(1,098)	—	—
Employer contributions	230	3,201	761	1,971
Benefits paid	(2,099)	(2,312)	(761)	(1,971)

Fair value of plan assets at end of year	$31,003	$30,794	$—	$—

Reconciliation of Funded Status
Funded Status	$(8,677)	$(12,808)	$(4,526)	$(3,700)
Unrecognized losses (gains)	7,585	14,617	339	894

Net amount recognized	$(1,092)	$1,809	$(4,187)	$(2,806)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued benefit liability	$(8,327)	$(12,536)	$(4,358)	$(3,437)
Accumulated other comprehensive loss	7,235	14,345	171	631

Net amount recognized	$(1,092)	$1,809	$(4,187)	$(2,806)

      The accumulated benefit obligation for the pension plan was $39.3 and $43.3 million, as of December 26, 2001 and December 25, 2002, respectively. The accumulated benefit obligation for the other defined benefit plans was $4.2 million and $3.4 million, respectively, as of December 26, 2001 and December 25, 2002, respectively.

      Assets held by our plans are invested in money market and other fixed income funds as well as equity funds.

      Significant assumptions used in determining net pension cost and funded status information for all the periods shown above are as follows:

	2000	2001	2002

Discount rate	7.50%	7.25%	6.75%
Rates of salary progression	4.00%	4.00%	4.00%
Long-term rates of return on assets	9.50%	9.50%	9.50%

      In addition, we have defined contribution plans whereby eligible employees can elect to contribute from 1% to 50% of their compensation to the plans. Under these plans, we make matching contributions,

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to certain limitations. Amounts charged to income from continuing operations under these plans’ operations were $2.1 million, $1.9 million and $1.4 million for 2000, 2001, and 2002, respectively.

Note 11 Commitments and Contingencies

      There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty. However, we believe, based on our examination of these matters and our experience to date, that the ultimate disposition of these matters will not significantly affect our financial position or results of operations.

      In January 2000, we entered into an agreement with Affiliated Computer Services, Inc., or ACS, to manage and operate our information technology for our corporate headquarters, restaurants and field management. Under the agreement, including expenditures related to FRD, we spent $11.4 million, $13.5 million and $7.9 million in 2000, 2001, and 2002 respectively and anticipate spending approximately $1.1 million in 2003. In August 2002, we brought all services provided by ACS, except help desk services, in-house to our corporate headquarters. Our agreement with ACS expires on April 30, 2003 at which time help desk services will be brought in-house to our corporate headquarters.

Note 12 Capital Structure

Stock Option Plans

      We have adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock Based Compensation,” while continuing to follow Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans (i.e., the “intrinsic method”). Under APB 25, because the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pursuant to the plan of reorganization, and shortly after January 7, 1998, we adopted the Advantica Restaurant Group Stock Option Plan, or the Non-Officer Plan, and the Advantica Restaurant Group Officer Stock Option Plan, or the Officer Plan. Effective March 15, 1999, the Non-Officer Plan and the Officer Plan were merged together and the surviving plan’s name was changed to the Advantica Stock Option Plan. All participants in the Non-Officer Plan and Officer Plan on the effective date of the plan merger continued to be participants in the Advantica Stock Option Plan and retained all options previously issued to participants under the Officer Plan and the Non-Officer Plan under the same terms and conditions existing at the time of grant.

      On March 20, 2002, the Compensation and Incentives Committee of the Board of Directors of Denny’s (the “Compensation Committee”) adopted the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, or the Omnibus Plan, which later was approved by Denny’s shareholders on May 22, 2002. The Omnibus Plan permits the grant of a variety of incentive awards including stock options, stock appreciation rights, restricted stock units, performance shares, performance units, stock awards, cash-based awards and annual incentive awards. It replaces the Advantica Stock Option Plan, as the vehicle for granting stock options by the Company to its employees.

      Each of the above referenced plans permit the Compensation Committee to award stock options as incentives to employees of Denny’s. The committee has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 7,388,888 shares of the Company’s common stock were authorized to be issued under the Advantica Stock Option Plan. The number of shares reserved for issuance to participants under the Omnibus Plan is 3,200,000 as well as the

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 320,000 shares available for issuance under the Advantica Stock Option Plan at the time of the adoption of the Omnibus Plan. Under the terms of the above referenced plans, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

      In addition to the plans above, we have adopted the Advantica Restaurant Group Director Stock Option Plan, or the Director Plan, the terms of which are substantially similar to the terms of the Advantica Stock Option Plan. A total of 200,000 shares of Denny’s common stock are authorized to be issued under the Director Plan.

      Under each plan, options granted to date generally vest evenly over 3 to 5 years, have a 10-year life and are issued at the market value at the date of grant.

      Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for its employee stock options granted under the fair value method of that statement. The fair value of the stock options granted in 2001 and 2002 was estimated at the date of grant using the Black-Scholes option pricing model. No options were granted in 2000. We used the following weighted average assumptions for the grants:

	2001		2002

Dividend yield	0.0%		0.0%
Expected volatility	0.9	5	0.9	2
Risk-free interest rate	5.2%		4.0%
Weighted average expected life	8.8	years	5.0	years

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information follows:

	2000	2001	2002

	(In millions,
	except per share data)
Reported net income (loss)	$(98.0)	$(88.5)	$68.1
Pro forma net income (loss)	(99.9)	(90.9)	66.2
Reported basic and diluted income (loss) per share	(2.45)	(2.21)	1.69
Pro forma basic and diluted income (loss) per share	(2.49)	(2.26)	1.64

      A summary of our stock option plans is presented below.

	2000		2001		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

	(Option amounts in thousands)
Outstanding, beginning of year	4,768	$6.37	2,491	$4.81	5,234	$2.34
Granted	—	—	3,750	1.14	1,916	0.92
Exercised	—	—	—	—	(41)	0.84
Forfeited/ Expired	(2,277)	8.08	(1,005)	3.99	(1,218)	3.21

Outstanding, end of year	2,491	4.81	5,236	2.34	5,891	1.71

Exercisable at year end	1,002	5.66	1,880	3.46	2,347	2.43

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 25, 2002 (option amounts in thousands):

		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/25/02	Life	Price	at 12/25/02	Price

$0.84 - 1.06	4,156	8.56	$0.94	1,280	$0.91
2.00 - 4.69	1,546	7.19	2.92	895	3.34
6.31 - 10.00	189	5.46	8.86	172	9.05

	5,891			2,347

      The weighted average fair value per option of options granted during the fiscal years ended December 26, 2001 and December 25, 2002 was $0.85 and $0.65, respectively. No options were granted during 2000.

Warrants

      Pursuant to the plan of reorganization and as of January 7, 1998, Denny’s is deemed to have issued warrants to purchase, in the aggregate, 4.0 million shares of common stock. Each warrant, when exercised, will entitle the holder to purchase one share of common stock at an exercise price of $14.60 per share, subject to adjustment for certain events. Such warrants may be exercised through January 7, 2005. There were approximately 4.0 million, 3.2 million and 3.2 million warrants outstanding at December 27, 2000, December 26, 2001 and December 25, 2002, respectively.

Stockholders Right Plan

      Our Board of Directors adopted a stockholder rights plan on December 14, 1998, which is designed to provide protection for our shareholders against coercive or unfair takeover tactics. The rights plan is also designed to prevent an acquirer from gaining control of Denny’s without offering a fair price to all shareholders. The rights plan was not adopted in response to any specific proposal or inquiry to gain control of Denny’s.

      The rights, until exercised, do not entitle the holder to vote or receive dividends. We have the option to redeem the rights at a price of $0.01 per right, at any time prior to the earlier of (1) the time the rights become exercisable or (2) December 30, 2008, the date the rights expire. Until the rights become exercisable, they have no dilutive effect on earnings per share.

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (Loss) Per Share Applicable to Common Shareholders

	2000	2001	2002

	(In thousands)
Numerator for basis and diluted income (loss) per share — income (loss) from continuing operations available to common shareholders	$(82,472)	$(88,544)	$7,534

Denominator:
Denominator for basic income (loss) per share — weighted average shares	40,070	40,136	40,270
Effect of dilutive securities:
Contingently issuable shares	—	—	251
Options	—	—	62

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions of dilutive securities	40,070	40,136	40,583

Basic and diluted income (loss) per share from continuing operations	$(2.06)	$(2.21)	$0.19

      The calculations of basic and diluted income (loss) per share have been based on the weighted average number of shares outstanding. Warrants have been omitted from the calculations for all periods presented because they have an antidilutive effect on income (loss) per share. Except for the year ended December 25, 2002, options have been omitted from the calculations because they have an antidilutive effect on loss per share.

      Contingently issuable shares represent estimated shares to be issued under a 2002 performance plan of our Omnibus Plan. Awards under this 2002 performance plan are earned over two years based on the performance of our common stock relative to a peer group of restaurant companies and are payable 50% in cash and 50% in our common stock. Approximately $0.5 million was earned under the plan in 2002. No shares were awarded in the years presented.

Note 13 Related Party Transactions

      We have frequently sold company-owned restaurants to former employees, including our former executives. We received proceeds totaling $49.8 million and $13.2 million during 2000 and 2001, respectively, from the sale of restaurants to related parties. Of those amounts, we received cash proceeds of $47.0 million and $12.4 million during 2000 and 2001, respectively. There were no sales of company-owned restaurants to former employees during 2002.

Note 14 Discontinued Operations

      As a result of our decision to dispose of FRD, we began accounting for FRD as a discontinued operation in the second quarter of 2000. On February 14, 2001, FRD filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result of its Chapter 11 bankruptcy filing, FRD’s financial position at December 26, 2001 (summarized below) has been presented in conformity with SOP 90-7, and accordingly, all prepetition liabilities of FRD subject to compromise through this bankruptcy proceeding are segregated as liabilities subject to compromise. Our presentation of FRD’s financial position does not purport to show (a) the realizable value of its assets on a liquidation basis or their availability to satisfy liabilities, (b) the amounts of its prepetition liabilities that may be allowed for claims or contingencies, or (c) the effect of any change in capitalization on its shareholder accounts. The financial position of FRD is

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported as net liabilities of discontinued operations in our consolidated balance sheet at December 26, 2001 and consists of the assets and liabilities reported below.

December 26,
2001

(In thousands)
Assets
Current assets	$27,273
Property owned, net	63,662
Property held under capital leases, net	5,808
Other assets, including deferred losses from operations(a)	129,213

225,956

Less liabilities
Current liabilities
Current portion of obligations under capital lease	2,523
Coco’s/ Carrows credit facility payable to Denny’s	51,692
Other current liabilities	37,434

91,649

Long-term liabilities
Obligations under capital lease, noncurrent	4,680
Other long-term liabilities	20,100

24,780

Total liabilities not subject to compromise	116,429
Liabilities subject to compromise	176,334

Total liabilities	292,763

Net liabilities of FRD	66,807
Denny’s receivable related to Coco’s/ Carrows credit facility	51,692

Net liabilities of discontinued operations	$15,115

(a)	Deferred losses from operations were $111.9 million at December 26, 2001 and $115.4 million at July 10, 2002 (date of divestiture).

      On July 10, 2002, through FRD’s bankruptcy proceedings, the divestiture of FRD was completed. As part of the transaction, Denny’s received a payment of approximately $32.5 million related to FRD’s senior secured credit facility for which Denny’s was the lender. Such payment represented all remaining outstanding obligations under the facility, less a $10 million discount, at July 10, 2002. This was the maximum amount payable to Denny’s under a plan of reorganization and settlement agreement. The divestiture of FRD resulted in a gain on the disposal of discontinued operations in the third quarter of 2002 of $56.6 million, representing the receipt of proceeds of approximately $32.5 million, and the elimination of the net liabilities of discontinued operations of approximately $24.1 million at July 10, 2002. As required by our credit facility, the proceeds received from the divestiture of FRD were used to reduce the balance outstanding under our credit facility by approximately $32.5 million.

      FRD’s letters of credit under the senior secured credit facility in the amount of $5.6 million remain outstanding. The letters of credit secure certain obligations of FRD and its subsidiaries under various insurance programs which are anticipated to be satisfied in the ordinary course of business. Denny’s has agreed to continue to provide the cash collateral supporting these letters of credit for a fee until the letters of credit terminate or are replaced. Denny’s also received a separate four-year note payable from

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reorganized FRD for continuing to provide the cash collateral. The cash collateral has been deposited with one of FRD’s former lenders and is reflected as a component of other noncurrent assets in the accompanying balance sheet at December 25, 2002. Prior to July 10, 2002, the deposit was reflected as a component of other current assets. We recorded interest income of $5.0 million and $2.1 million during 2001 and 2002, respectively, related to the FRD credit facility.

      Also on July 10, 2002, Denny’s entered into a service agreement to provide various management and support services to FRD over an initial term of up to one year. The last of such services terminated on November 30, 2002. Total fees received under the service agreement from commencement on July 10, 2002 through December 25, 2002 were $2.3 million. As a result of the divestiture of FRD and the termination of the service agreement, we reduced our number of support staff positions by thirty-three in the fourth quarter of 2002.

      Our statements of consolidated operations and cash flows for all periods presented herein reflect FRD as discontinued operations in accordance with APB 30. Revenue, operating loss and net loss of discontinued operations for the reported periods (through the divestiture of FRD on July 10, 2002) are as follows:

	2000	2001	2002

	(In thousands)
Revenue	$371,060	$350,944	$179,657

Operating loss	$(79,762)	$(7,595)	$(302)

Net loss	$(106,870)	$(22,409)	$(5,262)

      During 2002, we also recorded $4.0 million in income from discontinued operations as a result of the reversal of liabilities related to entities previously reported as discontinued operations.

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 Quarterly Data (Unaudited)

      The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. Nonrecurring adjustments include restructuring charges and exit costs, impairment charges and extraordinary items. Otherwise, all adjustments are of a normal and recurring nature.

      Selected consolidated financial data for each quarter of 2001 and 2002 are set forth below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Year Ended December 26, 2001:
Revenue:
Company restaurant sales	$236,787	$242,122	$245,870	$224,401
Franchise and licensing revenue	21,564	22,270	24,202	22,512

Total operating revenue	258,351	264,392	270,072	246,913

Cost of company restaurant sales:
Product costs	59,672	60,435	60,504	57,110
Payroll and benefits	97,139	97,955	96,266	91,504
Occupancy	15,069	14,979	13,246	12,647
Other operating expenses	35,875	35,425	36,248	34,733

Total costs of company restaurant sales	207,755	208,794	206,264	195,994
Cost of franchise and license revenue	8,158	8,901	7,396	7,807
General and administrative expenses	17,595	16,695	15,327	17,303
Amortization of goodwill and other intangible assets with indefinite lives	8,319	7,854	7,770	7,610
Depreciation and other amortization	23,092	23,493	21,448	24,745
Restructuring charges and exit costs	—	8,495	—	8,368
Impairment charges	—	8,343	—	5,287
Gains on refranchising and other, net	(4,400)	(5,896)	(1,827)	(1,217)

Total operating costs and expenses	260,519	276,679	256,378	265,897

Operating income (loss)	$(2,168)	$(12,287)	$13,694	$(18,984)

Net loss	(13,376)	(30,851)	(4,780)	(39,537)
Basic and diluted net loss per share	(0.33)	(0.77)	(0.12)	(0.98)

DENNY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Year Ended December 25, 2002:
Revenue:
Company restaurant sales	$212,234	$217,452	$223,499	$205,384
Franchise and licensing revenue	22,225	22,890	23,355	21,545

Total operating revenue	234,459	240,342	246,854	226,929

Cost of company restaurant sales:
Product costs	51,694	51,531	52,573	49,238
Payroll and benefits	88,292	88,112	92,937	92,142
Occupancy	12,399	12,170	12,398	12,231
Other operating expenses	29,307	28,583	33,083	31,518

Total costs of company restaurant sales	181,692	180,396	190,991	185,129
Cost of franchise and license revenue	7,245	7,376	7,349	6,606
General and administrative expenses	14,178	14,033	10,804	10,986
Depreciation and other amortization	20,698	20,860	20,734	20,959
Restructuring charges and exit costs	298	2,781	—	442
Impairment charges	—	497	465	3,594
Gains on refranchising and other, net	(1,816)	(1,764)	(2,372)	(3,175)

Total operating costs and expenses	222,295	224,179	227,971	224,541

Operating income	$12,164	$16,163	$18,883	$2,388

Income (loss) from continuing operations	(4,684)	16,212	(428)	(3,566)
Net income (loss)	(4,684)	16,212	56,134	474
Basic and diluted net income (loss) per share from continuing operations	(0.12)	0.40	(0.01)	(0.09)
Basic and diluted net income (loss) per share	(0.12)	0.40	1.39	0.01

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2003

DENNY’S CORPORATION

BY:	/s/ RHONDA J. PARISH

Rhonda J. Parish
Executive Vice President,
General Counsel and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NELSON J. MARCHIOLI (Nelson J. Marchioli)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003

/s/ ANDREW F. GREEN (Andrew F. Green)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2003

/s/ DARRELL JACKSON (Darrell Jackson)	Director	March 24, 2003

/s/ CHARLES F. MORAN (Charles F. Moran)	Director and Chairman	March 24, 2003

/s/ VERA K. FARRIS (Vera K. Farris)	Director	March 24, 2003

/s/ ROBERT E. MARKS (Robert E. Marks)	Director	March 24, 2003

/s/ LLOYD I. MILLER, III (Lloyd I. Miller, III)	Director	March 24, 2003

/s/ ELIZABETH A. SANDERS (Elizabeth A. Sanders)	Director	March 24, 2003

/s/ DONALD R. SHEPHERD (Donald R. Shepherd)	Director	March 24, 2003

/s/ RAUL R. TAPIA (Raul R. Tapia)	Director	March 24, 2003

CERTIFICATIONS

I, Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Denny’s Corporation,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NELSON J. MARCHIOLI

Nelson J. Marchioli
President and Chief
Executive Officer

Date: March 24, 2003

CERTIFICATIONS

I, Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny’s Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Denny’s Corporation,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANDREW F. GREEN

Andrew F. Green
Senior Vice President and
Chief Financial Officer

Date: March 24, 2003