Form 10-Q
period 2003-03-26
DENNYS CORP
filed 2003-05-12
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 26, 2003 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

Commission file number                0-18051

                               DENNY'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   13-3487402
    -------------------------------                   -------------------
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

                 Yes [X]                              No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes [ ]                              No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                 Yes [X]                              No [ ]

As of May 8, 2003, 40,742,929 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                Quarter                  Quarter
                                                                 Ended                    Ended
                                                             March 26, 2003           March 27, 2002
                                                             --------------           --------------


(In thousands, except per share amounts)
Revenue:
  Company restaurant sales                                     $ 199,444                $ 212,234
  Franchise and license revenue                                   21,397                   22,225
                                                                --------                 --------
      Total operating revenue                                    220,841                  234,459
                                                                --------                 --------
Costs of company restaurant sales:
  Product costs                                                   49,075                   51,694
  Payroll and benefits                                            88,544                   88,292
  Occupancy costs                                                 12,100                   12,399
  Other operating expenses                                        28,745                   29,307
                                                                --------                 --------
      Total costs of company restaurant sales                    178,464                  181,692
Costs of franchise and license revenue                             6,492                    7,245
General and administrative expenses                               13,203                   14,178
Depreciation and amortization                                     14,257                   20,698
Restructuring charges and exit costs                                  46                      298
Impairment charges                                                   289                      ---
Gains on disposition of assets and other, net                     (2,317)                  (1,816)
                                                                --------                 --------
      Total operating costs and expenses                         210,434                  222,295
                                                                --------                 --------
Operating income                                                  10,407                   12,164
                                                                --------                 --------
Other expenses:
  Interest expense, net                                           19,217                   19,287
  Other nonoperating expense, net                                      7                      ---
                                                                --------                 --------
      Total other expenses, net                                   19,224                   19,287
                                                                --------                 --------
Loss before income taxes                                          (8,817)                  (7,123)
Provision for (benefit from) income taxes                            265                   (2,439)
                                                                --------                 --------
Net loss applicable to common shareholders                     $  (9,082)               $  (4,684)
                                                                ========                 ========

Per share amounts applicable to common shareholders:
  Basic and diluted net loss per share                         $   (0.22)               $   (0.12)
                                                                ========                 ========

Weighted average and equivalent shares outstanding                40,513                   40,235
                                                                ========                 ========


                             See accompanying notes

Denny's Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                March 26,              December 25,
                                                                  2003                     2002
                                                                ---------              ------------


(In thousands)
Assets
Current Assets:
  Cash and cash equivalents                                    $   3,748                $   5,717
  Receivables, net                                                 8,566                   11,980
  Inventories                                                      8,536                    7,715
  Other                                                           13,281                    8,329
                                                                --------                 --------
Total Current Assets                                              34,131                   33,741
                                                                --------                 --------

Property, net                                                    315,897                  324,725

Other Assets:
  Goodwill                                                        50,073                   50,073
  Intangible assets, net                                          90,243                   92,257
  Deferred financing costs, net                                   11,870                   12,646
  Other                                                           36,276                   38,049
                                                                --------                 --------
Total Assets                                                   $ 538,490                $ 551,491
                                                                ========                 ========

Liabilities
Current Liabilities:
  Current maturities of notes and debentures                   $     569                $     554
  Current maturities of capital lease obligations                  3,674                    3,886
  Accounts payable                                                43,517                   50,660
  Other                                                           90,137                   97,703
                                                                --------                 --------
Total Current Liabilities                                        137,897                  152,803
                                                                --------                 --------
Long-Term Liabilities:
  Notes and debentures, less current maturities                  573,326                  560,359
  Capital lease obligations, less current maturities              30,376                   31,177
  Liability for insurance claims                                  25,436                   25,160
  Other noncurrent liabilities and deferred credits               59,111                   60,883
                                                                --------                 --------
Total Long-Term Liabilities                                      688,249                  677,579
                                                                --------                 --------
Total Liabilities                                                826,146                  830,382
Total Shareholders' Deficit                                     (287,656)                (278,891)
                                                                --------                 --------
Total Liabilities and Shareholders' Deficit                    $ 538,490                $ 551,491
                                                                ========                 ========

                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)


                                                                                                   Accumulated
                                              Common Stock        Additional                    Other          Total
                                            -----------------      Paid-in                   Comprehensive   Shareholders'
                                            Shares     Amount      Capital      Deficit      Income (Loss)     Deficit
                                            ------     ------     ----------    -------      -------------   -------------

(In thousands)
Balance, December 25, 2002                  40,290     $ 403      $ 417,415   $  (681,733)    $  (14,976)     $  (278,891)
                                            ------      ----       --------    ----------      ---------       ----------
  Comprehensive loss:
    Net loss                                   ---       ---            ---        (9,082)           ---           (9,082)
  Issuance of common stock                     453         4            313           ---            ---              317
                                            ------      ----       --------    ----------      ---------       ----------
Balance, March 26, 2003                     40,743     $ 407      $ 417,728   $  (690,815)    $  (14,976)     $  (287,656)
                                            ======      ====       ========    ==========      =========       ==========


                              See accompanying note

Denny's Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                Quarter                  Quarter
                                                                 Ended                    Ended
                                                             March 26, 2003           March 27, 2002
                                                             --------------           --------------
(In thousands)
Cash Flows from Operating Activities:
Net loss                                                       $ (9,082)                $ (4,684)
Adjustments to reconcile net loss to cash flows
  used in operating activities:
  Depreciation and amortization                                  14,257                   20,698
  Impairment charges                                                289                      ---
  Restructuring charges and exit costs                               46                      298
  Amortization of deferred gains                                   (955)                  (1,888)
  Amortization of deferred financing costs                        1,193                    1,029
  Gains on disposition of assets and other, net                  (2,317)                  (1,816)
  Amortization of debt premium                                     (396)                    (504)
  Changes in assets and liabilities, net of
    effects of acquisitions and dispositions:
    Decrease (increase) in assets:
      Receivables                                                 3,826                   (1,944)
      Inventories                                                  (821)                     144
      Other current assets                                       (4,873)                   1,343
      Other assets                                                 (385)                     141
    Increase (decrease) in liabilities:
      Accounts payable                                            1,887                   (4,747)
      Accrued salaries and vacations                              3,745                   (3,867)
      Accrued taxes                                              (1,091)                  (1,276)
      Other accrued liabilities                                  (8,450)                 (16,715)
      Other noncurrent liabilities and deferred credits          (1,495)                  (3,072)
                                                                -------                  -------
Net cash flows used in operating activities                      (4,622)                 (16,860)
                                                                -------                  -------

Cash Flows from Investing Activities:
  Purchase of property                                           (5,293)                  (4,221)
  Proceeds from disposition of property                           3,835                    2,069
  Receipts from discontinued operations, net                        ---                    1,353
                                                                -------                  -------
Net cash flows used in investing activities                      (1,458)                    (799)
                                                                -------                  -------


                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

                                                                Quarter                  Quarter
                                                                 Ended                    Ended
                                                             March 26, 2003           March 27, 2002
                                                             --------------           --------------

(In thousands)
Cash Flows from Financing Activities:
  Net borrowings under credit agreement                        $  13,500                $  32,500
  Long-term debt payments                                         (1,130)                  (1,486)
  Deferred financing costs paid                                   (1,042)                  (1,167)
  Proceeds from exercise of stock options                            ---                       19
  Net bank overdrafts                                             (7,217)                 (13,553)
                                                                --------                 --------
                                                                   4,111                   16,313
                                                                --------                 --------

Decrease in cash and cash equivalents                             (1,969)                  (1,346)

Cash and Cash Equivalents at:
  Beginning of period                                              5,717                    6,696
                                                                --------                 --------
  End of period                                                $   3,748                $   5,350
                                                                ========                 ========


                             See accompanying notes

Denny's Corporation
Notes to Condensed Consolidated Financial Statements
March 26, 2003
(Unaudited)

Note 1.  General
----------------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc., and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. Excluding restructuring charges, exit costs and impairment charges, all such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 25, 2002 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2002 Annual Report on Form 10-K. The results of operations for the quarter ended March 26, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

Note 2. Restructuring Charges and Exit Costs
---------------------------------------------

As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units.

In assessing the cost of future obligations related to units closed or identified for closure prior to December 26, 2002, the date we adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," we make assumptions regarding the timing of units' closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

As a result of the adoption of SFAS 146, liabilities for future lease costs and the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to unit closures are expensed as incurred.

The following table summarizes the activity for the quarter ended March 26, 2003 related to discounted accrued exit cost liabilities:

  (in thousands)
  Balance, December 25, 2002                       $  19,680
  Payments, net                                       (2,310)
  Interest accretion                                     537
                                                     -------
  Balance, March 26, 2003                           $ 17,907
                                                     =======

Estimated net cash payments related to exit cost liabilities at March 26, 2003 are as follows:

  (in thousands)
  Remainder of 2003                                $   5,525
  2004                                                 4,916
  2005                                                 2,354
  2006                                                 1,914
  2007                                                 1,626
  Subsequent years                                     9,440
                                                    --------
  Total                                               25,775
  Less imputed interest                                7,868
                                                    --------
  Discounted accrued exit cost liabilities         $  17,907
                                                    ========

Note 3.  Capital Structure
--------------------------

Stock Based Compensation

We account for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", or SFAS 123, to stock-based employee compensation.


                                                          Quarter Ended
                                                          -------------
                                                   March 26,          March 27,
                                                     2003               2002
                                                   ---------          ---------

  (in thousands, except per share amounts)
  Net loss, as reported                            $  (9,082)         $  (4,684)
  Total stock-based employee compensation
    expense determined under fair value
    based method for all awards                          383                493
                                                    --------           --------
  Pro forma net loss                               $  (9,465)         $  (5,177)
                                                    ========           ========
  Net loss per share:
  Basic and diluted - as reported                  $   (0.22)         $   (0.12)
                                                    ========           ========
  Basic and diluted - pro forma                    $   (0.23)         $   (0.13)
                                                    ========           ========


Loss Per Share Applicable to Common Shareholders

The calculations of basic and diluted loss per share have been based on the weighted average number of shares outstanding. Because of the net loss for the quarters ended March 26, 2003 and March 27, 2002, warrants and options of the company would be antidilutive and, therefore, have been omitted from the calculation of weighted average dilutive shares.

Note 4.  Revolving Credit Facility
----------------------------------

In December of fiscal 2002, we entered into a new senior secured credit facility, or credit facility, which provides Denny's with a working capital and letter of credit facility of up to $125 million. The credit facility matures on December 20, 2004. At March 26, 2003, we had working capital advances of $60.2 million and letters of credit outstanding of $48.4 million under our credit facility, leaving net availability of $16.4 million. Advances under the credit facility accrue interest at a variable rate (approximately 6.4% at March 26, 2003) based on the prime rate or an adjusted Eurodollar rate.

We were in compliance with the terms of the credit facility at March 26, 2003. Under the most restrictive provision of the credit facility (minimum EBITDA, as defined in the credit facility, test), EBITDA could have been approximately $10.4 million less for the four quarters ended March 26, 2003 and we would still have been in compliance.

Note 5.  Supplemental Cash Flow Information
-------------------------------------------

                                                          Quarter Ended
                                                          -------------
                                                  March 26,           March 27,
                                                    2003                 2002
                                                  ---------           ---------

  (in thousands)
  Income taxes paid                               $     124           $     210
                                                   ========            ========
  Interest paid                                   $  23,847           $  33,533
                                                   ========            ========

  Noncash investing activities:
    Notes forgiven related to reacquisition of
    restaurants                                   $     ---           $     186
                                                   ========           =========
  Noncash financing activities:
    Capital leases entered into                   $     344           $     191
                                                   ========            ========



Note 6.  Implementation of New Accounting Standards
---------------------------------------------------

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement replaces Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring)". The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in SFAS 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS 146 did not have a material impact on our financial position and results of operations; however, the timing of the recognition of future costs under SFAS 146 is substantially different than the timing under EITF 94-3. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. FIN 46 applies immediately to variable interest entities created, or in which the Company obtains an interest, after January 31, 2003, and becomes effective June 26, 2003 for all variable interest entities held by the Company prior to that date. The adoption of FIN 46 has not had and is not expected to have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" and provides for alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS 148 is effective for fiscal years beginning after December 15, 2002. Annual disclosures are effective for years ending after December 15, 2002. Interim disclosures are effective for the first fiscal quarter beginning after December 31, 2002. See Note 3.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of March 26, 2003 and results of operations for the quarter ended March 26, 2003 compared to the quarter ended March 27, 2002. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 25, 2002 and in Exhibit 99 thereto.

Restaurant Operations and Unit Activity
---------------------------------------


                                                          Quarter Ended
                                                  March 26,           March 27,         Increase
                                                    2003                2002           (Decrease)
                                                  ---------           ---------        ----------

  (dollars in thousands)
  Total systemwide sales (a)                      $ 525,965           $ 540,959           (2.8%)
  EBITDA as defined (b)                              24,664              32,862          (24.9%)

  Company-owned data:
    Average unit sales                                354.8               348.6            1.8%
    Same-store sales decrease (c)(d)                   (0.4%)              (0.1%)
  Guest check average increase (c)(d)                   2.5%                1.2%
  Guest count decrease (c)(d)                          (2.8%)              (1.4%)

  Franchise data:
    Average unit sales                                292.7               291.7            0.3%
    Same-store sales decrease (c)(d)                   (1.6%)              (1.3%)


------------------

(a) Total systemwide sales includes sales from company-owned, franchised and licensed restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.

(b) We calculate EBITDA as operating income before depreciation and amortization as follows:


                                                          Quarter Ended
                                                          -------------
                                                  March 26,           March 27,
                                                    2003                2002
                                                  ---------           ---------

         (In thousands)
         Operating income                         $ 10,407             $ 12,164
         Total amortization and depreciation        14,257               20,698
                                                   -------              -------
         EBITDA as defined                        $ 24,664             $ 32,862
                                                   =======              =======

         We believe that, in addition to other financial measures, EBITDA is an appropriate indicator to assist in the evaluation of our operating and liquidity performance, and it provides additional information with respect to our ability to meet future debt service, capital expenditures and working capital requirements. However, EBITDA should be considered as a supplement to, not a substitute for, operating income, cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.
(c) Same-store sales, guest check average, and guest count calculations include restaurants that were open the same days in both the current year and prior year.
(d)      Prior year amounts have not been restated for 2003 comparable units.

The table below summarizes Denny's restaurant unit activity for the quarter ended March 26, 2003.


                           Ending                                                              Ending            Ending
                           Units             Units                             Units           Units             Units
                        December 25,        Opened/           Units            Sold/          March 26,         March 27,
                           2002             Acquired       Refranchised        Closed           2003              2002
                        ------------        --------       ------------        ------         ---------         ---------


Company-owned                566                1              ---               (4)              563               602
Franchised units           1,095                4              ---               (8)            1,091             1,108
Licensed units                15              ---              ---              ---                15                14
                           -----              ---              ---             ----             -----             -----
                           1,676                5              ---              (12)            1,669             1,724
                           =====              ===              ===             ====             =====             =====


Results of Operations
---------------------

Quarter Ended March 26, 2003 Compared to Quarter Ended March 27, 2002
---------------------------------------------------------------------

Company Operations

Company restaurant sales decreased $12.8 million (6.0%) due to a net 39-unit decrease in company-owned restaurants and a 0.4% decline in same-store sales for the current quarter. The decrease in company-owned restaurants resulted from store closures and the sale of restaurants to franchisees.

Total costs of company restaurant sales decreased $3.2 million (1.8%), driven by the decrease in the number of company-owned restaurants. As a percentage of company restaurant sales, total costs of company restaurant sales increased to 89.5% from 85.6%. Product costs increased to 24.6% from 24.4% resulting from a $0.9 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. Excluding deferred gains for both years, product costs as a percentage of sales were 25.1% in 2003 and 25.2% in 2002. Payroll and benefits increased to 44.4% from 41.6% due to higher medical costs, increased restaurant staffing levels aimed at improving customer satisfaction and higher wage rates. Occupancy costs increased to 6.1% from 5.8% of company restaurant sales. Other operating expenses increased to 14.4% from 13.8% as a result of increases in utilities and repairs and maintenance expenses compared to the prior quarter, partially offset by lower marketing expenses.

We define operating margins for company-owned restaurants as company restaurant sales less total costs of company restaurant sales. Operating margins for company-owned restaurants were 10.5% of company restaurant sales ($21.0 million) for the quarter ended March 26, 2003, compared with 14.4% of company restaurant sales ($30.5 million) for the quarter ended March 27, 2002.

Franchise Operations

Franchise and license revenues are the revenues received by Denny's from its franchisees and include royalties, initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees. The composition of the franchise portfolio and the nature of individual lease arrangements have a significant impact on franchise occupancy revenue, as well as the related franchise occupancy expense and franchise operating margins.

Franchise and license revenue was $21.4 million for the quarter ended March 26, 2003, comprised of royalties and initial franchise fees of $13.3 million and occupancy revenue of $8.1 million, compared with $22.2 million for the quarter ended March 27, 2002, comprised of royalties and fees of $13.6 million and occupancy revenues of $8.6 million. The revenue decrease of $0.8 million (3.7%) resulted primarily from a 16-unit decrease in franchised and licensed units and a decrease in initial franchise fees on fewer franchise restaurant openings compared to the prior year quarter.

Costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel and bad debt expense.

Costs of franchise and license revenue were $6.5 million for the quarter ended March 26, 2003, comprised of occupancy costs of $5.5 million and other direct expenses of $1.0 million, compared with $7.2 million for the quarter ended March 27, 2002, comprised of occupancy costs of $5.5 million and other direct expenses of $1.7 million. Costs of franchise and license revenue decreased $0.8 million (10.4%) as a result of a decrease in initial expenses associated with the opening of new restaurants, a net $0.4 million reduction in bad debt expense in the current year and reductions in other direct expenses. As a percentage of franchise and license revenues, these costs decreased to 30.3% for the quarter ended March 26, 2003 from 32.6% for the quarter ended March 27, 2002.

We define franchise operating margins as franchise and license revenue less costs of franchise and license revenue. Franchise operating margins were 69.7% of franchise and license revenue ($14.9 million) for the quarter ended March 26, 2003 compared with 67.4% of franchise and license revenue ($15.0 million) for the quarter ended March 27, 2002.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses decreased $1.0 million (6.9%) compared with the prior year quarter. The decrease resulted primarily from reductions in corporate overhead costs related to organizational changes.

Depreciation and amortization decreased $6.4 million primarily resulting from certain assets becoming fully depreciated. In January 1998, certain assets were revalued and assigned a five year life as a result of the Company's emergence from bankruptcy. Those assets became fully amortized in January 2003.

Gains on disposition of assets and other, net of $2.3 million in 2003 and $1.8 million in 2002 primarily represented gains on sales of surplus properties.

Operating income was $10.4 million for the quarter ended March 26, 2003 compared with income of $12.2 million for the quarter ended March 27, 2002.

Interest expense, net for the quarter ended March 26, 2003 was comprised of $19.6 million interest expense offset by $0.4 million interest income compared with $20.5 million interest expense offset by $1.2 million interest income for the quarter ended March 27, 2002. The decrease in interest expense resulted from lower borrowings under our credit facility during 2003 and the effects of our senior note exchanges during 2002, partially offset by higher deferred financing cost amortization related to our credit facility. The decrease in interest income resulted from the repayment in 2002 of the credit facility of FRD Acquisition Co., our former subsidiary (with respect to which Denny's was the lender).

The provision for (benefit from) income taxes from continuing operations was $0.3 million and $(2.4) million for the years ended March 26, 2003 and March 27, 2002, respectively. Included in income taxes for the quarter ended March 27, 2002 was a $2.7 million benefit related to the enactment of H.R. 3090, the Job Creation and Worker Assistant Act of 2002. Excluding this benefit, we recorded a provision for income taxes of $0.3 million for the quarter ended March 27, 2002. These provisions for income taxes primarily represent gross receipts based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented.

Net loss was $9.1 million for the quarter ended March 26, 2003 compared with a net loss of $4.7 million for the quarter ended March 27, 2002 due to the factors noted above.

Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility

In December 2002, we entered into a new senior secured credit facility, or credit facility, which provides Denny's with a working capital and letter of credit facility of up to $125 million. The credit facility matures on December 20, 2004. At March 26, 2003, we had working capital advances of $60.2 million and letters of credit outstanding of $48.4 million under the new credit facility, leaving net availability of $16.4 million. Advances under the credit facility accrue interest at a variable rate (approximately 6.4% at March 26, 2003) based on the prime rate or an adjusted Eurodollar rate.

We were in compliance with the terms of the credit facility at March 26, 2003. Under the most restrictive provision of the credit facility (minimum EBITDA, as defined in the credit facility, test), EBITDA could have been approximately $10.4 million less for the four quarters ended March 26, 2003 and we would still have been in compliance.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the quarter ended March 26, 2003, our capital expenditures were $5.6 million. Of that amount, approximately $0.3 million was financed through capital leases. Capital expenditures during 2003 are expected to total $35.0 million to $40.0 million; however, we are not committed to spending this amount and could spend more or less if circumstances require.

We continue to monitor our cash flow and liquidity needs. Although we believe that funds from operations and amounts available under our working capital facility will be adequate to cover those needs, we may seek additional sources of funds including additional financing sources and continued selected asset sales to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months.

Our working capital deficit was $103.8 million at March 26, 2003 compared with $119.1 million at December 25, 2002. This working capital deficit decrease of $15.3 million resulted primarily from the use of cash on hand and borrowings under the credit facility to satisfy current liabilities. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards
------------------------------------------

See Note 6 to our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the credit facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point change in the credit facility interest rate (approximately 6.4% at March 26, 2003) would cause the interest expense for the remainder of 2003 to change by approximately $0.5 million. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at March 26, 2003. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $422.7 million at March 26, 2003. The carrying value of such debt was approximately $513.7 million at March 26, 2003. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at March 26, 2003 relates primarily to market quotations for our 11 1/4% Notes.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at March 26, 2003.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation (under the supervision and with the participation of management, including our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, Andrew F. Green) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon the evaluation, Messrs. Marchioli and Green each concluded that disclosure controls and procedures are effective in timely alerting them to material information required to be included in Denny's Corporation's periodic SEC filing.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

     Exhibit
        No.       Description
     -------      -----------
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


                                                  DENNY'S CORPORATION

Date:    May 12, 2003                             By: /s/ Rhonda J. Parish
                                                  ------------------------
                                                  Rhonda J. Parish
                                                  Executive Vice President,
                                                  General Counsel and Secretary

Date:    May 12, 2003                             By: /s/ Andrew F. Green
                                                  -----------------------
                                                  Andrew F. Green
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                 CERTIFICATIONS

I, Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Denny's
         Corporation,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 12, 2003                              /s/ Nelson J. Marchioli
                                                   -----------------------
                                                   Nelson J. Marchioli
                                                   President and Chief
                                                   Executive Officer

                                 CERTIFICATIONS

I, Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny's Corporation, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Denny's
         Corporation,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 12, 2003                              /s/ Andrew F. Green
                                                   -------------------
                                                   Andrew F. Green
                                                   Senior Vice President
                                                   and Chief Financial Officer