Form 10-K/A
period 2002-12-25
DENNYS CORP
filed 2003-06-30
CIK 852772

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

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-K of the above-referenced registrant is being filed pursuant to Rule 15d-21 of the Commission solely to furnish the financial statements required by Form 11-K with respect to the Denny's Corporation 401(k) Plans.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 2002 on Form 10-K as set forth in the pages attached hereto:

     Part II, Item 8.    Financial Statements and Supplementary Data.

     Part IV, Item 14.   Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Denny's Corporation



 Dated:  June 30, 2003             By:  /s/ Rhonda J. Parish
                                        --------------------
                                        Rhonda J. Parish
                                        Executive Vice President, General
                                        Counsel and Secretary

                                 CERTIFICATIONS

I, Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Denny's Corporation,

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: June 30, 2003                         /s/ Nelson J. Marchioli
                                                -----------------------
                                                Nelson J. Marchioli
                                                President and Chief
                                                Executive Officer

                                 CERTIFICATIONS

I, Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny's Corporation, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Denny's Corporation,

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: June 30, 2003                        /s/ Andrew F. Green
                                               -------------------
                                               Andrew F. Green
                                               Senior Vice President and
                                               Chief Financial Officer

     Part II, Item 8. Financial Statements and Supplementary Data of the Annual Report for 2002 on Form 10-K is hereby amended to include the following:

                              FINANCIAL STATEMENTS

                                       OF

                                    FORM 11-K

                          Filed pursuant to Rule 15d-21
                     promulgated under Section 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002

Full title of the plans and the address of the plans, if different from that of the issuer named below:

     1.   DENNY'S SALARIED 401(K)PLAN

     2.   DENNY'S HOURLY/HCE 401(K)PLAN

Name of the issuer of the securities held pursuant to the plans and the address of its principal executive offices:

               DENNY'S CORPORATION
               203 EAST MAIN STREET
               SPARTANBURG, SOUTH CAROLINA 29319-9966


     Part IV, Item 14(a)(1) of the Annual Report on Form 10-K for the period ended December 25, 2002 is amended to insert the following financial statements required by Form 11-K, copies of which are filed herewith:

     1. Denny's Salaried 401(k) Plan Financial Statements at December 31, 2002 and 2001 and for the year ended December 31, 2002, and Independent Auditors' Report.

     2. Denny's Hourly/HCE 401(k) Plan Financial Statements at December 31, 2002 and 2001 and for the year Ended December 31, 2002, and Independent Auditors' Report.

     Part IV, Item 14(a)(3) and the Exhibit Index of the Annual Report on Form 10-K for the period ended December 25, 2002 are amended to insert the following exhibit required by Form 11-K in appropriate numerical order, a copy of which is filed herewith.

        Exhibit No.     Description
        -----------     -----------

            23.1 Consent of KPMG LLP pursuant to Note to Required Information of Form 11-K.

            23.2 Consent of Deloitte & Touche LLP pursuant to Note to Required Information of Form 11-K.

            99.1 Statement of Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Statement of Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

                          Denny's Salaried 401(k) Plan

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

INDEPENDENT AUDITORS' REPORT


The Retirement Committee
Denny's Salaried 401(k) Plan:


We have audited the accompanying statement of net assets available for benefits of Denny's Salaried 401(k) Plan (the Plan) as of December 31, 2002, and the related statement of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2002, and the changes in net assets available for benefits for the year then ended in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Greenville, South Carolina
June 27, 2003

INDEPENDENT AUDITORS' REPORT


To the Retirement Committee of
  Denny's Salaried 401(k) Plan:


We have audited the accompanying statement of net assets available for benefits of Denny's Salaried 401(k) Plan (formerly Advantica Salaried 401(k) Plan)(the "Plan") as of December 31, 2001. This financial statement is the responsibility of the Plan's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, such financial statement presents fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Greenville, South Carolina
June 7, 2002

DENNY'S SALARIED 401(K) PLAN

Statements of Net Assets Available for Benefits

DECEMBER 31, 2002 AND 2001



                                                                  2002            2001
                                                              -----------     -----------


Assets:
  Investments - plan interest in Denny's
    401(k) Plans Master Trust (notes 1, 2, 3 and 4)           $40,577,963      45,828,916
                                                              -----------     -----------
  Receivables:
    Employer's contribution                                        24,965          33,559
    Participants' contributions                                    74,020          99,371
                                                              -----------     -----------
           Total receivables                                       98,985         132,930
                                                              -----------     -----------
           Total assets                                        40,676,948      45,961,846
                                                              -----------     -----------

Liabilities:

  Accrued expenses                                                 32,441          34,941
  Excess contributions refundable (note 1)                         13,907              -
  Payable to FRD successor plan (note 1)                        2,183,627              -
                                                              -----------     -----------
           Total liabilities                                    2,229,975          34,941
                                                              -----------     -----------

           Net assets available for benefits                  $38,446,973      45,926,905
                                                              ===========     ===========



See accompanying notes to financial statements.

DENNY'S SALARIED 401(K) PLAN

Statement of Changes in Net Assets Available for Benefits

Year ended December 31, 2002


                                                          2002
                                                      ------------


Additions:
  Investment loss - plan interest in
    Denny's 401(k) Plans Master Trust
    investment loss (notes 1, 2 and 3)                $ (2,225,993)
                                                      ------------
  Contributions:
     Employer's                                            664,559
     Participants'                                       2,166,054
                                                      ------------
           Total contributions                           2,830,613
                                                      ------------
           Total additions, net                            604,620
                                                      ------------
Deductions:
  Benefits paid to participants                          6,253,935
  Administrative expenses                                   85,606
                                                      ------------
           Total deductions                              6,339,541
                                                      ------------
Transfers from Denny's Hourly/HCE
  401(k) Plan (note 1)                                     438,616
Transfer to FRD successor plan (note 1)                 (2,183,627)
                                                      ------------
           Net decrease in net assets available
           for benefits                                 (7,479,932)

Net assets available for benefits:
  Beginning of year                                     45,926,905
                                                      ------------
  End of year                                         $ 38,446,973
                                                      ============


See accompanying notes to financial statements.

                          Denny's Salaried 401(k) Plan

                          Notes to Financial Statements

                           December 31, 2002 and 2001



(1)    Description of the Plan

       The following brief description of the Denny's Salaried 401(k) Plan (the
       Plan) is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

       (a)    General

              The Plan, formerly the Advantica 401(k) Plan, is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974 (ERISA). Any non-highly compensated salaried employee of Denny's Corporation (Denny's or the Company, formerly know as Advantica Restaurant Group, Inc. (Advantica)), who has attained age 21 and has completed 6 months of service with the Company is eligible to participate in the Plan. The Plan's committee and plan administrator control and manage the operation and administration of the Plan. American Express Trust Company (American Express) serves as the Plan's trustee.

              On July 10, 2002, the Company completed the divestiture of FRD Acquisition Co. (FRD), a wholly owned subsidiary of Advantica. In conjunction with the sale, FRD employees were no longer eligible to participate in the Plan. The participant balances of the FRD employees were transferred to the successor trustee effective December 31, 2002. The assets of the FRD participants were transferred on January 2, 2003 and have consequently been presented as a liability of the Plan as of December 31, 2002.

              Effective July 11, 2002, the Plan was amended, and the Advantica Salaried 401(k) Plan was renamed the Denny's Salaried 401(k) Plan.

              On an annual basis, assets of employees who have changed status, as defined in the plan document, are transferred between the Denny's Salaried 401(k) Plan and the Denny's Hourly/HCE 401(k) Plan. During 2002, transfers from the Denny's Hourly/HCE 401(k) Plan to the Denny's Salaried 401(k) Plan due to change in status totaled $438,616.

        (b)   Interest in Master Trust

              The Plan's investments are held in the Denny's 401(k) Plans Master Trust (the Master Trust) which was established for the investment of assets of the Plan and the Denny's Hourly/HCE 401(k) Plan.

              Effective July 11, 2002, the Master Trust Agreement was amended, and the Advantica 401(k) Plan's Master Trust was renamed the Denny's 401(k) Plans Master Trust.

       (c)    Contributions

              Each year, participants may make pre-tax contributions of up to 15% of eligible compensation. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans.

              In 2002, the Company matched 100% of employee pre-tax contributions, up to 3% of compensation for all participating employees of the Company. In 2001, the following employer contribution formulas were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica, Flagstar, and FRD employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees.

              Contributions are subject to certain Internal Revenue Code (IRC) limitations. Excess contributions to be returned to participants are shown as a liability in the accompanying statement of net assets available for benefits.

       (d)    Participant Accounts

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

       (e)    Vesting

              All participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. For each employee whose initial date of employment is after December 31, 1998, the Company's contribution portion of his/her account plus actual earnings thereon will be 100% vested after five years of continuous service unless the following terms provide for more accelerated vesting. For certain employees of Advantica and Flagstar who were initially employed before January 1, 1999, participants are immediately vested in their contributions and employer contributions plus actual earnings thereon.

       (f)    Investment Options

              Participants can direct participant and employer contributions in 1% increments in a combination of any of 14 investment options currently offered by the Plan. Participants may change their investment options at any time via telephone.

       (g)    Participant Loans

              Participants may borrow from their fund accounts up to the lesser of 50% of the vested portion of their account balance, or the amount of $50,000 less the highest outstanding loan balance during the prior 12-month period. The minimum loan amount is $1,000, and each participant may have only one loan outstanding at any time. The plan document indicates that a reasonable borrowing rate will be assessed, typically evidenced by the prime rate charged by the Plan's trustee. The loans are secured by the balance in the participant's account. The participant also bears any loan administration costs incurred. Loans are repaid through payroll deductions in equal installments with the loan terms ranging from 6 to 54 months. Loan repayments cannot exceed 30% of the participant's salary. If an employee who has a loan outstanding terminates employment, no benefit will be paid from the Plan to the participant until the outstanding loan balance and accrued interest is paid in full. Loans outstanding at December 31, 2002 have a range of interest rates from 4.25% to 9.5%.

       (h)    Payment of Benefits

              On termination of service due to death, disability, or retirement, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account, or annual installments over a 10-year period. For termination of service due to other reasons, a participant may receive the value of the vested interest in his or her account as a lump-sum distribution.

       (i)    Administrative Expenses

              Administrative expenses of the Plan are paid by the Plan.

       (j)    Withdrawals

              Withdrawals during employment are permitted only under hardship circumstances that are determined by the Internal Revenue Service "Safe Harbor" rules. Participants who are age 59-1/2 or older may withdraw from their account at any time, for any reason allowed by law.

       (k)    Forfeited Accounts

              Forfeitures are used to reduce future employer contributions to the Plan.

(2)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying financial statements have been prepared on the accrual basis of accounting and in accordance with accounting principles generally accepted in the United States of America.

       (b)    Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

       (c)    Investment Valuation and Income Recognition

              Except for the investment in guaranteed investment contracts, which is fully benefit responsive and thus, has been valued at contract value, the Plan's interest in Denny's 401(k) Plans Master Trust is presented at fair value, which has been determined based on the fair value of the underlying investments of the Master Trust.

              Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

       (d)    Payment of Benefits

              Benefit payments to participants are recorded upon distribution.

       (e)    Investment Risk

              The Trust provides for investments that are exposed to risk, such as interest rate, credit, and market volatility risk. Due to the level of risk associated with certain investment securities, it is possible that changes in the value of investment securities may occur in the near future and that changes could materially affect the amounts reported in the statement of net assets available for benefits.

(3)    Master Trust

       All of the Plan's investment assets are held in a trust account at American Express and consist of an undivided interest in an investment account of the Denny's 401(k) Plans Master Trust, a master trust established by the Company and administered by American Express, the Plan's trustee. Use of the Master Trust permits the commingling of trust assets with the assets of the Denny's Hourly/HCE 401(k) plan for investments and administrative purposes. Although assets of both plans are commingled in the Master Trust, the trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income or loss of the investment assets is allocated by the trustee to each participating plan based on the relationship of the interest of each plan to the total of the interest of the participating plans.

       Investments of the Master Trust at December 31, 2002 and 2001 are summarized as follows:

                                                                  2002             2001
                                                             ------------     ------------

Cash                                                         $         -             1,880

Collective trust funds, at estimated fair value:
  American Express Trust International Equity Index Fund II        58,278           62,029
  American Express Trust Small Cap Equity Index Fund II           139,609          152,491
  American Express Trust Money Market Fund I                      404,547          791,200
  American Express Trust Income Fund I                         49,868,288       12,894,363
  American Express Emerging Growth Fund II                      5,121,039        6,543,185
  American Express Trust Equity Index Fund II                   8,121,437       11,025,967
                                                             ------------     ------------
          Total                                                63,713,198       31,469,235
                                                             ------------     ------------
Mutual funds, at quoted market price:
  AXP Total Stock Market Index Fund                                    -           170,887
  AXP New Dimensions Fund Y                                     1,262,495        1,471,871
  Lazard Small Capital Fund                                     5,167,597        6,528,600
  Neuberger & Berman Focus Trust Fund                           1,258,258        1,489,739
  Templeton Foreign Fund                                        5,548,046        6,394,753
  Spartan Total Money Market Index Fund                           172,610               -
                                                             ------------     ------------
          Total                                                13,409,006       16,055,850
                                                             ------------     ------------

Guaranteed investment contracts, at contract value                     -        39,020,668
Denny's Corporation common stock at quoted market price           286,963          273,804
Morgan Stanley 7.125% bonds, due 1/15/2003                        210,296               -
FDIC Class 1A 6.75% bonds, due 5/25/2026                            2,784               -
Loans to participants, at estimated fair value                    819,176        1,048,723
                                                             ------------     ------------
           Total investments                                 $ 78,441,423       87,870,160
                                                             ============     ============
Plan's investment in the Master Trust                        $ 40,577,963       45,828,916
                                                             ============     ============
Plan's investment in the Master Trust as a percentage
  of total                                                         51.73%           52.16%
                                                                   ======           ======

       The net investment loss for the Master Trust for the year ended December 31, 2002 is summarized below:


                                                         2002
                                                     ------------

Net depreciation in fair
  value of investments:
    Collective trust funds                           $ (2,080,924)
    Mutual funds                                       (2,572,253)
    Common stocks                                         (47,527)
                                                     ------------
                                                       (4,700,704)
Interest and dividend income                            1,189,460
                                                     ------------
    Total investment loss                            $ (3,511,244)
                                                     ============

       The Plan's share of the Master Trust investment loss for the year ended December 31, 2002 was 63.4%.


(4)    Party-in-Interest Transactions

       Certain Master Trust investments are units of collective trust funds and shares of mutual funds managed by American Express. American Express serves as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions. Fees paid by the Plan to American Express for the year ended December 31, 2002 amounted to approximately $75,000.

       The Master Trust also invests in common stock of the Plan's sponsor. These transactions also qualify as party-in-interest transactions.

(5)    Plan Termination

       Although it has not expressed any intention to do so, the Company has the right under the Plan to terminate the Plan subject to the provisions set forth in ERISA. In the event that the Plan is terminated participants would become 100% vested in their accounts.

(6)    Tax Status

       The Internal Revenue Service has issued a favorable determination letter dated January 17, 2003, indicating that the Plan qualifies under the applicable section of the IRC and is, therefore, not subject to tax under present income tax laws. A Plan is required to operate in conformity with the IRC in order to maintain its qualification. The Plan's management is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

                          Denny's Hourly/HCE 401(k)Plan

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

INDEPENDENT AUDITORS' REPORT


The Retirement Committee
Denny's Hourly/HCE 401(k) Plan:


We have audited the accompanying statement of net assets available for benefits of Denny's Hourly/HCE 401(k) Plan (the Plan) as of December 31, 2002, and the related statement of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2002, and the changes in net assets available for benefits for the year then ended in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Greenville, South Carolina
June 27, 2003

INDEPENDENT AUDITORS' REPORT


To the Retirement Committee of
  Denny's Hourly/HCE 401(k) Plan:


We have audited the accompanying statement of net assets available for benefits of Denny's Hourly/HCE 401(k) Plan (formerly Advantica Hourly/HCE 401(k) Plan (the "Plan") as of December 31, 2001. This financial statement is the responsibility of the Plan's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, such financial statement presents fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Greenville, South Carolina
June 7, 2002

DENNY'S HOURLY/HCE 401(K) PLAN

Statements for Net Assets Available for Benefits

December 31, 2002 and 2001

                                                                              2002             2001
                                                                           -----------     -----------

Assets:
  Investments - plan interest in Denny's 401(k) Plans
    Master Trust (notes 1, 2, 3 and 4)                                     $37,863,460      42,041,244
                                                                           -----------     -----------
  Receivables:
    Employer's contribution                                                     20,471          23,769
    Participants' contributions                                                 54,559          69,907
                                                                           -----------     -----------
           Total receivables                                                    75,030          93,676
                                                                           -----------     -----------
           Total assets                                                    $37,938,490      42,134,920
                                                                           -----------     -----------

Liabilities:
  Accrued expenses                                                              31,774          34,022
  Excess contributions refundable (note 1)                                     164,731         196,167
  Payable to FRD successor Plan (note 1)                                       634,357              -
                                                                           -----------     -----------

           Total liabilities                                                   830,862         230,189
                                                                           -----------     -----------
           Net assets available for benefits                               $37,107,628      41,904,731
                                                                           ===========     ===========



See accompanying notes to financial statements.

DENNY'S HOURLY/HCE 401(K) PLAN

Statement of Changes in Net Assets Available for Benefits

Year ended December 31, 2002

                                                          2002
                                                      ------------


Additions:
  Investment loss - plan interest in
    Denny's 401(k) Plans Master Trust
    investment loss (notes 1, 2 and 3)                $ (1,285,251)
                                                      ------------
  Contributions:
     Employer's                                            460,537
     Participants'                                       2,064,713
                                                      ------------
           Total contributions                           2,525,250
                                                      ------------
           Total additions, net                          1,239,999
                                                      ------------
Deductions:
  Benefits paid to participants                          4,882,232
  Administrative expenses                                   81,897
                                                      ------------
           Total deductions                              4,964,129
                                                      ------------
Transfers to Denny's Salaried
  401(k) Plan (note 1)                                    (438,616)
Transfer to FRD successor plan (note 1)                   (634,357)
                                                      ------------
           Net decrease in net assets available
           for benefits                                 (4,797,103)

Net assets available for benefits:
  Beginning of year                                     41,904,731
                                                      ------------
  End of year                                         $ 37,107,628
                                                      ============


See accompanying notes to financial statements.

                         Denny's Hourly/HCE 401(k) Plan

                          Notes to Financial Statements

                           December 31, 2002 and 2001




(1)    Description of the Plan

       The following description of the Denny's Hourly/HCE 401(k) Plan (the
       Plan) is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

       (a)    General

              The Plan is a qualified deferred compensation plan, subject to the Employee Retirement Income Security Act of 1974 (ERISA). Any hourly employee or highly compensated employee of Denny's Corporation (Denny's or the Company, formerly known as Advantica Restaurant Group, Inc. (Advantica)), who has attained age 21 and has completed 6 months of service with the Company is eligible to participate in the Plan. The Plan's committee and plan administrator control and manage the operation and administration of the Plan. American Express Trust Company (American Express) serves as the Plan's trustee.

              On July 10, 2002, the Company completed the divestiture of FRD Acquisition Co. (FRD), a wholly owned subsidiary of Advantica. In conjunction with the sale, FRD employees were no longer eligible to participate in the Plan. The participant balances of the FRD employees were transferred to the successor trustee effective December 31, 2002. The assets of the FRD participants were transferred on January 2, 2003 and have consequently been presented as a liability of the Plan as of December 31, 2002.

              Effective July 11, 2002, the Plan was amended, and the Advantica Hourly/HCE 401(k) Plan was renamed the Denny's Hourly/HCE 401(k) Plan.

              On an annual basis, assets of employees who have changed status, as defined in the Plan document, are transferred between the Denny's Hourly/HCE 401(k) Plan and the Denny's Salaried 401(k) Plan. During 2002, transfers to the Denny's Salaried 401(k) Plan from the Denny's Hourly/HCE 401(k) Plan due to change in status totaled $438,616.

       (b)    Interest in Master Trust

              The Plan's investments are in the Denny's 401(k) Plans Master Trust (Master Trust) which was established for the investment of assets of the Plan and the Denny's Salaried 401(k) Plan.

              Effective July 11, 2002, the Master Trust Agreement was amended, and the Advantica 401(k) Plan Master Trust was renamed the Denny's 401(k) Plan Master Trust.

       (c)    Contributions

              Participants may make pre-tax contributions of up to 15% of eligible compensation. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans.

              In 2002, the Company matched 100% of employee pre-tax contributions, up to 3% of compensation for all participating employees of the Company. In 2001, the following employer contribution formulas were used: 40% of employee pre-tax contributions, up to 6% of compensation for Advantica, Flagstar, and FRD hourly employees; and 100% of employee pre-tax contributions, up to 3% of compensation for Denny's employees. Highly compensated employees are not eligible for the employer match.

              Contributions are subject to certain Internal Revenue Code (IRC) limitations. Excess contributions to be returned to participants are shown as a liability in the accompanying statement of net assets available for benefits.

       (d)    Participant Accounts

              Individual accounts are maintained for each plan participant. Each participant's account is credited with the participant's contribution and allocations of the Company's contributions (for hourly employees) and earnings, and is charged with allocations of plan losses, administrative expenses, and benefit payments, if applicable. Allocations are based on earnings and participant account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

       (e)    Vesting

              All participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's matching and discretionary contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. For each hourly employee whose initial date of employment is after December 31, 1998, the Company's contribution portion of their account plus actual earnings thereon will be 100% vested after five years of continuous service unless the following terms provide for more accelerated vesting. For certain employees of Advantica and Flagstar who were initially employed before January 1, 1999, participants are immediately vested in their contributions and employer contributions, plus actual earnings thereon.

       (f)    Investment Options

              Participants can direct participant and employer contributions in 1% increments in a combination of any of 14 investment options currently offered by the Plan. Participants may change their investment options at any time via telephone.

       (g)    Payment of Benefits

              On termination of service due to death, disability, or retirement, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account, or annual installments over a 10-year period. For termination of service due to other reasons, a participant may receive the value of the vested interest in his or her account as a lump-sum distribution.

       (h)    Administrative Expenses

              Administrative expenses of the Plan are paid by the Plan.

       (i)    Withdrawals

              Withdrawals during employment are permitted only under hardship circumstances that are determined by the Internal Revenue Service "Safe Harbor" rules. Participants who are age 59-1/2 or older may withdraw from their account at any time, for any reason allowed by law.

       (j)    Forfeited Accounts

              Forfeitures are used to reduce future employer contributions to the Plan.

(2)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying financial statements have been prepared on the accrual basis of accounting and in accordance with accounting principles generally accepted in the United States of America.

       (b)    Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

       (c)    Investment Risk

              The Trust provides for investments that are exposed to risk, such as interest rate, credit, and market volatility risk. Due to the level of risk associated with certain investment securities, it is possible that changes in the value of investment securities may occur in the near future and that changes could materially affect the amounts reported in the statement of net assets available for benefits.

       (d)    Investment Valuation and Income Recognition

              Except for the investment in guaranteed investment contracts, which is fully benefit responsive and thus, has been valued at contract value, the Plan's interest in Denny's 401(k) Plans Master Trust is presented at fair value which has been determined based on the fair value of the underlying investments of the Master Trust.

              Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

       (e)    Payment of Benefits

              Benefit payments to participants are recorded upon distribution.

(3)    Master Trust

       All of the Plans' investment assets are held in a trust account at American Express and consist of an undivided interest in an investment account of the Denny's 401(k) Plans Master Trust, a master trust established by the Company and administered by American Express, the Plan's trustee. Use of the Master Trust permits the commingling of trust assets with the assets of the Denny's Salaried 401(k) Plan for investments and administrative purposes. Although assets of both plans are commingled in the Master Trust, the trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the participating plans. The net investment income or loss of the investment assets is allocated by the trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans.

       The investments of the Master Trust at December 31, 2002 and 2001, are summarized as follows:

                                                                  2002             2001
                                                             ------------     ------------

Cash                                                         $         -             1,880

Collective trust funds, at estimated fair value:
  American Express Trust International Equity Index Fund II        58,278           62,029
  American Express Trust Small Cap Equity Index Fund II           139,609          152,491
  American Express Trust Money Market Fund I                      404,547          791,200
  American Express Trust Income Fund I                         49,868,288       12,894,363
  American Express Emerging Growth Fund II                      5,121,039        6,543,185
  American Express Trust Equity Index Fund II                   8,121,437       11,025,967
                                                             ------------     ------------
          Total                                                63,713,198       31,469,235
                                                             ------------     ------------
Mutual funds, at quoted market price:
  AXP Total Stock Market Index Fund                                    -           170,887
  AXP New Dimensions Fund Y                                     1,262,495        1,471,871
  Lazard Small Capital Fund                                     5,167,597        6,528,600
  Neuberger & Berman Focus Trust Fund                           1,258,258        1,489,739
  Templeton Foreign Fund                                        5,548,046        6,394,753
  Spartan Total Money Market Index Fund                           172,610               -
                                                             ------------     ------------
          Total                                                13,409,006       16,055,850
                                                             ------------     ------------

Guaranteed investment contracts, at contract value                     -        39,020,668
Denny's Corporation common stock at quoted market price           286,963          273,804
Morgan Stanley 7.125% bonds, due 1/15/2003                        210,296               -
FDIC Class 1A 6.75% bonds, due 5/25/2026                            2,784               -
Loans to participants, at estimated fair value                    819,176        1,048,723
                                                             ------------     ------------
           Total investments                                 $ 78,441,423       87,870,160
                                                             ============     ============
Plan's investment in the Master Trust                        $ 37,863,460       42,041,244
                                                             ============     ============
Plan's investment in the Master Trust as a percentage
  of total                                                         48.27%           47.84%
                                                                   ======           ======

       The net investment loss for the Master Trust for the year ended December 31, 2002 is summarized below:


                                                         2002
                                                     ------------

Net depreciation in fair
  value of investments:
    Collective trust funds                           $ (2,080,924)
    Mutual funds                                       (2,572,253)
    Common stocks                                         (47,527)
                                                     ------------
                                                       (4,700,704)
Interest and dividend income                            1,189,460
                                                     ------------
    Total investment loss                            $ (3,511,244)
                                                     ============


       The Plan's share of the Master Trust investment loss for the year ended December 31, 2002 was 36.6%.

(4)    Party-In-Interest Transactions

       Certain Master Trust investments are units of collective trust funds and shares of mutual funds managed by American Express. American Express serves as trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions. Fees paid by the Plan to American Express for the year ended December 31, 2002 amounted to approximately $73,000.

       The Master Trust also invests in the common stock of the Plan's sponsor. These transactions also qualify as party-in-interest transactions.

(5)    Plan Termination

       Although it has not expressed any intention to do so, the Company has the right under the Plan to terminate the Plan subject to the provisions set forth in ERISA. In the event that the Plan is terminated, participants would become 100% vested in their accounts.

(6)    Tax Status

       The Internal Revenue Service has issued a favorable determination letter dated January 17, 2003, indicating that the Plan qualifies under the applicable sections of the IRC and is, therefore, not subject to tax under present income tax laws. A Plan is required to operate in conformity with the IRC in order to maintain its qualification. The Plan's management is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.