Form 10-Q
period 2003-06-25
DENNYS CORP
filed 2003-08-06
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 25, 2003 or

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

                 Yes   [X]                      No   [ ]

As of August 8, 2003, 40,742,929 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                        Quarter                   Quarter
                                                                                         Ended                     Ended
                                                                                     June 25, 2003             June 26, 2002
                                                                                     -------------             -------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                            $ 208,457                 $ 217,452
   Franchise and license revenue                                                          21,603                    22,890
                                                                                       ---------                 ---------
      Total operating revenue                                                            230,060                   240,342
                                                                                       ---------                 ---------
Costs of company restaurant sales:
   Product costs                                                                          53,008                    51,531
   Payroll and benefits                                                                   92,151                    88,112
   Occupancy                                                                              11,947                    12,170
   Other operating expenses                                                               28,086                    28,583
                                                                                       ---------                 ---------
      Total costs of company restaurant sales                                            185,192                   180,396
Costs of franchise and license revenue                                                     6,778                     7,376
General and administrative expenses                                                       13,044                    14,033
Depreciation and amortization                                                             14,420                    20,860
Restructuring charges and exit costs                                                        (982)                    2,781
Impairment charges                                                                           410                       497
Gains on disposition of assets and other, net                                             (2,552)                   (1,764)
                                                                                        --------                 ---------
      Total operating costs and expenses                                                 216,310                   224,179
                                                                                        --------                 ---------
Operating income                                                                          13,750                    16,163
                                                                                        --------                 ---------
Other expenses:
   Interest expense, net                                                                  18,989                    18,920
   Gains on exchanges of debt and other, net                                                (127)                  (19,271)
                                                                                        --------                 ---------
      Total other expenses (income), net                                                  18,862                      (351)
                                                                                        --------                 ---------
Income (loss) before income taxes                                                         (5,112)                   16,514
Provision for income taxes                                                                   265                       302
                                                                                        --------                 ---------
Net income (loss)                                                                      $  (5,377)                $  16,212
                                                                                       =========                 =========

Per share amounts:
    Basic and diluted net income (loss) per share                                      $   (0.13)                $    0.40
                                                                                       =========                 =========

Weighted average shares outstanding:
   Basic                                                                                  40,743                    40,276
                                                                                       =========                 =========
   Diluted                                                                                40,743                    40,478
                                                                                       =========                 =========


                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                       Two Quarters              Two Quarters
                                                                                          Ended                     Ended
                                                                                      June 25, 2003             June 26, 2002
                                                                                      -------------             -------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                             $ 407,901                 $ 429,686
   Franchise and license revenue                                                           43,000                    45,115
                                                                                        ---------                 ---------
      Total operating revenue                                                             450,901                   474,801
                                                                                        ---------                 ---------
Cost of company restaurant sales:
   Product costs                                                                          102,083                   103,225
   Payroll and benefits                                                                   180,695                   176,404
   Occupancy                                                                               24,047                    24,569
   Other operating expenses                                                                56,831                    57,890
                                                                                        ---------                 ---------
      Total costs of company restaurant sales                                             363,656                   362,088
Costs of franchise and license revenue                                                     13,270                    14,621
General and administrative expenses                                                        26,247                    28,211
Depreciation and amortization                                                              28,677                    41,558
Restructuring charges and exit costs                                                         (936)                    3,079
Impairment charges                                                                            699                       497
Gains on disposition of assets and other, net                                              (4,869)                   (3,580)
                                                                                        ---------                 ---------
      Total operating costs and expenses                                                  426,744                   446,474
                                                                                        ---------                 ---------
Operating income                                                                           24,157                    28,327
                                                                                        ---------                 ---------
Other expenses:
   Interest expense, net                                                                   38,206                    38,207
   Gains on exchanges of debt and other, net                                                 (120)                  (19,271)
                                                                                        ---------                 ---------
      Total other expenses, net                                                            38,086                    18,936
                                                                                        ---------                 ---------
Income (loss) before income taxes                                                         (13,929)                    9,391
Provision for (benefit from) income taxes                                                     530                    (2,137)
                                                                                        ---------                 ---------
Net income (loss)                                                                       $ (14,459)                $  11,528
                                                                                        =========                 =========

Per share amounts:
    Basic and diluted income (loss) per share:                                          $   (0.36)                $    0.29
                                                                                        =========                 =========

Weighted average shares outstanding:
   Basic                                                                                   40,628                    40,255
                                                                                        =========                 =========
   Diluted                                                                                 40,628                    40,443
                                                                                        =========                 =========


                             See accompanying notes

Denny's Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                      June 25,           December 25,
                                                                                        2003                 2002
                                                                                    ------------         ------------
 (In thousands)
 Assets
 Current Assets:
    Cash and cash equivalents                                                        $    4,547           $    5,717
    Receivables, net                                                                      7,941               11,980
    Inventories                                                                           8,643                7,715
    Other                                                                                12,727                8,329
                                                                                     ----------           ----------
    Total Current Assets                                                                 33,858               33,741
                                                                                     ----------           ----------

 Property, net                                                                          307,479              324,725

 Other Assets:
    Goodwill                                                                             50,404               50,073
    Intangible assets, net                                                               88,502               92,257
    Deferred financing costs, net                                                        10,698               12,646
    Other                                                                                34,324               38,049
                                                                                     ----------           ----------
 Total Assets                                                                        $  525,265           $  551,491
                                                                                     ==========           ==========

 Liabilities
 Current Liabilities:
    Current maturities of notes and debentures                                       $      583           $      554
    Current maturities of capital lease obligations                                       3,536                3,886
    Accounts payable                                                                     46,937               50,660
    Other                                                                                90,482               97,703
                                                                                     ----------           ----------
 Total Current Liabilities                                                              141,538              152,803
                                                                                     ----------           ----------

 Long-Term Liabilities:
    Notes and debentures, less current maturities                                       562,468              560,359
    Capital lease obligations, less current maturities                                   29,556               31,177
    Liability for insurance claims                                                       24,955               25,160
    Other noncurrent liabilities and deferred credits                                    59,781               60,883
                                                                                     ----------           ----------
 Total Long-Term Liabilities                                                            676,760              677,579
                                                                                     ----------           ----------
 Total Liabilities                                                                      818,298              830,382
 Total Shareholders' Deficit                                                           (293,033)            (278,891)
                                                                                     ----------           ----------
 Total Liabilities and Shareholders' Deficit                                         $  525,265           $  551,491
                                                                                     ==========           ==========

                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statement of Shareholders' Deficit
(Unaudited)

                                                                                                  Accumulated
                                                                   Additional                        Other             Total
                                                 Common Stock       Paid-in       Accumulated     Comprehensive     Shareholders'
                                                Shares   Amount     Capital         Deficit           Loss             Deficit
                                                ------   ------    ----------     -----------     -------------     -------------
   (In thousands)
   Balance, December 25, 2002                   40,290   $ 403     $ 417,415      $ (681,733)      $ (14,976)        $ (278,891)
                                                ------   -----     ---------      ----------       ---------         ----------
      Net loss                                     ---     ---           ---         (14,459)            ---            (14,459)
      Issuance of common stock                     453       4           313             ---             ---                317
                                                ------   -----     ---------      ----------      ----------         ----------
   Balance, June 25, 2003                       40,743   $ 407     $ 417,728      $ (696,192)     $  (14,976)        $ (293,033)
                                                ======   =====     =========      ==========      ==========         ==========

                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                         Two Quarters          Two Quarters
                                                                                             Ended                 Ended
                                                                                         June 25, 2003         June 26, 2002
                                                                                         -------------         -------------
(In thousands)
 Cash Flows from Operating Activities:
 Net income (loss)                                                                        $  (14,459)          $    11,528
 Adjustments to reconcile net income (loss) to cash flows
    provided by operating activities:
    Depreciation and amortization                                                             28,677                41,558
    Impairment charges                                                                           699                   497
    Restructuring charges and exit costs                                                        (936)                3,079
    Recognition of deferred gains                                                             (1,909)               (3,776)
    Amortization of deferred financing costs                                                   2,382                 2,097
    Gains on disposition of assets and other, net                                             (4,869)               (3,580)
    Amortization of debt premium                                                                (802)                 (947)
    Gain on early extinguishment of debt                                                         ---               (19,246)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
       Decrease (increase) in assets:
          Receivables                                                                          4,640                  (916)
          Inventories                                                                           (928)                  124
          Other current assets                                                                (4,319)                2,800
          Other assets                                                                          (743)                  303
       Increase (decrease) in liabilities:
          Accounts payable                                                                     1,042                (2,383)
          Accrued salaries and vacations                                                        (384)               (6,644)
          Accrued taxes                                                                           17                   578
          Other accrued liabilities                                                           (3,247)               (7,797)
          Other noncurrent liabilities and deferred credits                                   (2,341)               (5,540)
                                                                                           ---------             ---------
 Net cash flows provided by operating activities                                               2,520                11,735
                                                                                           ---------             ---------

 Cash Flows from Investing Activities:
    Purchase of property                                                                     (13,958)              (13,853)
    Proceeds from disposition of property                                                     11,882                 5,451
    Receipts from discontinued operations, net                                                 ---                   4,086
    Deposits made to secure FRD letters of credit                                              ---                   4,083
                                                                                           ---------             ---------
 Net cash flows used in investing activities                                                  (2,076)                 (233)
                                                                                           ---------             ---------


                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

                                                                                            Two Quarters         Two Quarters
                                                                                               Ended                Ended
                                                                                           June 25, 2003        June 26, 2002
                                                                                           -------------        -------------
  (In thousands)
  Cash Flows from Financing Activities:
     Net borrowings under credit agreement                                                  $    3,200            $    3,300
     Long-term debt payments                                                                    (2,258)               (2,799)
     Deferred financing costs paid                                                              (1,058)               (1,920)
     Proceeds from exercise of stock options                                                       ---                    26
     Net bank overdrafts                                                                        (1,498)              (13,133)
                                                                                            ----------            ----------
  Net cash flows used in financing activities                                                   (1,614)              (14,526)
                                                                                            ----------            ----------

  Decrease in cash and cash equivalents                                                         (1,170)               (3,024)

  Cash and Cash Equivalents at:
     Beginning of period                                                                         5,717                 6,696
                                                                                            ----------            ----------
     End of period                                                                          $    4,547            $    3,672
                                                                                            ==========            ==========


                             See accompanying notes

Denny's Corporation
Notes to Condensed Consolidated Financial Statements
June 25, 2003
(Unaudited)

Note 1.  General
----------------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc. and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 25, 2002 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2002 Annual Report on Form 10-K. The results of operations for the two quarters ended June 25, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

Note 2.  Restructuring Charges and Exit Costs
---------------------------------------------

As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units.

In assessing the cost of obligations related to units closed or identified for closure prior to December 26, 2002, the date we adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," we make assumptions regarding the timing of units' closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

As a result of the adoption of SFAS 146, discounted liabilities for future lease costs and the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to unit closures, including property taxes and maintenance related costs, are expensed as incurred.

The following table summarizes the activity for the two quarters ended June 25, 2003 related to discounted accrued exit cost liabilities:

         (in thousands)
         Balance, December 25, 2002                             $ 19,680
         Reversal of accrued exit costs, net                      (1,526)
         Payments, net                                            (5,171)
         Interest accretion                                          980
                                                                --------
         Balance, June 25, 2003                                 $ 13,963
                                                                ========

During the two quarters ended June 25, 2003, we entered into a settlement agreement on the lease for our former corporate headquarters. As a result we recorded a reversal of approximately $1.6 million of related exit costs. In addition, we recorded approximately $0.6 million of restructuring charges related to the elimination of twenty out-of-restaurant support staff positions.

Estimated net cash payments related to exit cost liabilities at June 25, 2003 are as follows:

         (in thousands)
         Remainder of 2003                                      $   2,491
         2004                                                       3,290
         2005                                                       2,173
         2006                                                       1,729
         2007                                                       1,477
         Subsequent years                                           9,324
                                                                 --------
             Total                                                 20,484
         Less imputed interest                                      6,521
                                                                 --------
         Discounted accrued exit cost liabilities                $ 13,963
                                                                 ========

Note 3.  Capital Structure
--------------------------

Stock Based Compensation

We account for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the condensed consolidated statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", or SFAS 123, to stock-based employee compensation.

                                                                                Quarter Ended                Two Quarters Ended
                                                                                -------------                ------------------
                                                                           June 25,       June 26,         June 25,        June 26,
                                                                             2003           2002             2003            2002
                                                                         -----------    -----------       -----------    -----------
       (in thousands, except per share amounts)
       Net income (loss), as reported                                     $  (5,377)     $  16,212         $ (14,459)     $  11,528
       Total stock-based employee compensation expense determined
         under fair value based method for all awards                           377            519               760          1,012
                                                                          ---------      ---------         ---------      ---------
       Pro forma net income (loss)                                        $  (5,754)     $  15,693         $ (15,219)     $  10,516
                                                                          =========      =========         =========      =========

       Income (loss) per share:
       Basic and diluted - as reported                                    $   (0.13)     $    0.40         $   (0.36)     $    0.29
                                                                          =========      =========         =========      =========
       Basic and diluted - pro forma                                      $   (0.14)     $    0.39         $   (0.37)     $    0.26
                                                                          =========      =========         =========      =========

Income (Loss) Per Share

The calculations of basic and diluted income (loss) per share have been based on the weighted average number of shares outstanding. Warrants have been omitted from the calculation of weighted average diluted shares for all periods as they would be antidilutive. Because of the net loss for the quarter and two quarters ended June 25, 2003, options have been omitted from the calculation of weighted average diluted shares. Common stock equivalents for the quarter and two quarters ended June 26, 2002 were 202 and 188, respectively.

Note 4.  Revolving Credit Facility
----------------------------------

In December of fiscal 2002, we entered into a new senior secured credit facility, or credit facility, which provides Denny's with a working capital and letter of credit facility of up to $125 million. The credit facility matures on December 20, 2004. At June 25, 2003, we had working capital advances of $49.9 million and letters of credit outstanding of $38.3 million under our credit facility, leaving net availability of $36.8 million. Advances under the credit facility accrue interest at a variable rate (approximately 6.3% at June 25, 2003) based on the prime rate or an adjusted Eurodollar rate.

Profitability was below our expectations for the first two quarters of 2003. Accordingly, we were required to obtain an amendment to the credit facility to provide less restrictive financial covenants effective for the quarter ended June 25, 2003 and for the remaining term of the facility. We were in compliance with the terms of the credit facility, as amended, as of June 25, 2003. Also, pursuant to the amendment, the proceeds of certain additional debt issued by Denny's Holdings (a wholly-owned subsidiary of Denny's Corporation) subsequent to the amendment may be used for general corporate purposes or to repay the credit facility without a concurrent reduction of the facility commitments.

Note 5.  Supplemental Cash Flow Information
-------------------------------------------

                                                                                                   Two Quarters Ended
                                                                                                   ------------------
                                                                                              June 25,             June 26,
                                                                                                2003                 2002
                                                                                           -------------        -------------
       (in thousands)
       Income taxes paid, net                                                               $        18          $       613
                                                                                            ===========          ===========
       Interest paid, net                                                                   $    34,053          $    37,219
                                                                                            ===========          ===========

       Noncash investing activities:
        Notes received related to sale of properties                                        $       ---         $         82
                                                                                            ===========         ============
        Receivables forgiven related to reacquisition of restaurants                        $       366         $        186
                                                                                            ===========         ============

       Noncash financing activities:
        Capital leases entered into                                                         $       412         $        688
                                                                                            ===========         ============

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments within the scope of the SFAS 150 as of June 25, 2003, and, therefore, does not anticipate that SFAS 150 will have a material impact to the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of June 25, 2003 and results of operations for the quarter and two quarters ended June 25, 2003 compared to the quarter and two quarters ended June 26, 2002. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts, including the initiatives and efforts specifically mentioned herein; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 25, 2002 and in Exhibit 99 thereto.

Restaurant Operations and Unit Activity
---------------------------------------

                                                          Quarter Ended                             Two Quarters Ended
                                                          -------------                             ------------------
                                               June 25,      June 26,      Increase/        June 25,       June 26,     Increase/
                                                 2003          2002        (Decrease)         2003           2002       (Decrease)
                                               --------      --------      ----------       --------       --------     ----------
     (Dollars in thousands)
     Total systemwide sales (a)               $ 545,685     $ 562,846       (3.0%)       $ 1,071,650     $ 1,104,668       (3.0%)

     Company-owned data:
       Average unit sales                        372.2         368.9         0.9%              727.0           717.2        1.4%
       Same-store sales decrease (b)(c)           (0.6%)        (0.4%)                          (0.5%)          (0.3%)
       Guest check average increase (b)(c)         3.9%          2.1%                            3.2%            1.7%
       Guest count decrease (b)(c)                (4.3%)        (2.4%)                          (3.6%)          (1.9%)

     Franchise data:
       Average unit sales                        300.4         305.5        (1.7%)             593.1           597.2       (0.7%)
       Same-store sales decrease (b)(c)           (2.1%)        (1.3%)                          (1.8%)          (1.3%)

------------------

(a) Total systemwide sales includes sales from company-owned, franchised and licensed restaurants and is not a measure which has been determined in accordance with accounting principles generally accepted in the United States of America.
(b) Same-store sales, guest check average, and guest count calculations include restaurants that were open the same days in both the current year and prior year.
(c)      Prior year amounts have not been restated for 2003 comparable units.

The table below summarizes Denny's restaurant unit activity for the quarter ended June 25, 2003.

                            Ending                                                             Ending            Ending
                            Units           Units          Franchised                          Units             Units
                          March 26,         Opened/           Units            Units          June 25,          June 26,
                            2003           Acquired        Reacquired         Closed            2003              2002
                          ---------        --------        ----------         ------          --------          --------

Company-owned                563              ---                1               (1)              563               588
Franchised units           1,091               5                (1)             (10)            1,085             1,112
Licensed units                15              ---               ---             ---                15                14
                          ------              ---               ---             ---             -----             -----
                           1,669               5                ---             (11)            1,663             1,714
                          ======              ===               ===             ===             =====             =====


Results of Operations
---------------------

Quarter Ended June 25, 2003 Compared to Quarter Ended June 26, 2002
-------------------------------------------------------------------

Company Operations

Company restaurant sales are the revenues generated from restaurants operated by Denny's. Company restaurant sales decreased $9.0 million (4.1%) due to a net 25-unit decrease in company-owned restaurants and a 0.6% decline in same-store sales for the current quarter. The decrease in company-owned restaurants resulted from store closures and the sale of restaurants to franchisees.

Total costs of company restaurant sales increased $4.8 million (2.7%). As a percentage of company restaurant sales, total costs of company restaurant sales increased to 88.8% from 83.0%. Product costs increased to 25.4% from 23.7%, including a $0.9 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. Excluding deferred gains for both years, product costs as a percentage of sales were 25.9% in 2003 and 24.6% in 2002. This increase resulted from a shift in menu mix and increases in commodity costs, especially pork. Payroll and benefits increased to 44.2% from 40.5% due to higher medical costs, increased restaurant staffing levels aimed at improving customer satisfaction and higher wage rates. Occupancy costs increased to 5.7% from 5.6% of company restaurant sales. Other operating expenses increased to 13.5% from 13.1% as a result of increases in utilities and repairs and maintenance expenses compared to the prior quarter, partially offset by lower marketing expenses.

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

Franchise and license revenue was $21.6 million for the quarter ended June 25, 2003, comprised of royalties and initial franchise fees of $13.5 million and occupancy revenue of $8.1 million, compared with $22.9 million for the quarter ended June 26, 2002, comprised of royalties and fees of $14.5 million and occupancy revenues of $8.4 million. The revenue decrease of $1.3 million (5.6%) resulted primarily from a 26-unit decrease in franchised and licensed units due to unit closures and a decrease in initial franchise fees on fewer franchise restaurant openings compared to the prior year quarter.

Costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel and bad debt expense.

Costs of franchise and license revenue were $6.8 million for the quarter ended June 25, 2003, comprised of occupancy costs of $5.4 million and other direct expenses of $1.4 million, compared with $7.4 million for the quarter ended June 26, 2002, comprised of occupancy costs of $5.7 million and other direct expenses of $1.7 million. Costs of franchise and license revenue decreased $0.6 million (8.1%) as a result of a decrease in initial expenses associated with the opening of new restaurants and reductions in other direct expenses. As a percentage of franchise and license revenues, these costs decreased to 31.4% for the quarter ended June 25, 2003 from 32.2% for the quarter ended June 26, 2002.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses decreased $1.0 million (7.0%) compared with the prior year quarter. The decrease resulted primarily from reductions in corporate overhead costs related to organizational changes and lower accruals for incentive compensation because certain annual bonus targets for 2003 are not projected to be met.

Depreciation and amortization decreased $6.4 million primarily resulting from certain assets becoming fully depreciated. In January 1998, certain assets were revalued and assigned a five year life as a result of the company's emergence from bankruptcy. Those assets became fully amortized in January 2003.

Restructuring and exit costs for the quarter ended June 25, 2003 reflect the reversal of rent obligations resulting from our release from the remaining lease term of our former corporate headquarters in California. See Note 2 to our Condensed Consolidated Financial Statements.

Gains on disposition of assets and other, net of $2.6 million in 2003 and $1.8 million in 2002 primarily represented gains on sales of surplus properties.

Operating income was $13.8 million for the quarter ended June 25, 2003 compared with income of $16.2 million for the quarter ended June 26, 2002.

Interest expense, net for the quarter ended June 25, 2003 was comprised of $19.4 million interest expense offset by $0.4 million interest income compared with $20.1 million interest expense offset by $1.2 million interest income for the quarter ended June 26, 2002. The decrease in interest expense resulted from lower borrowings under our credit facility during 2003 and the effects of our senior note exchanges during 2002, partially offset by higher deferred financing cost amortization related to our credit facility. The decrease in interest income resulted from the repayment in 2002 of the credit facility of FRD Acquisition Co., our former subsidiary (with respect to which Denny's was the lender).

Gains on exchanges of debt and other, net of $19.2 million for the quarter ended June 26, 2002 primarily represents a gain on the exchange of a portion of our 11 1/4% Senior Notes for 12 3/4% Senior Notes.

The provision for income taxes was $0.3 million for each of the quarters ended June 25, 2003 and June 26, 2002, respectively. These provisions for income taxes primarily represent gross receipts based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented.

Net loss was $5.4 million for the quarter ended June 25, 2003 compared with net income of $16.2 million for the quarter ended June 26, 2002 due to the factors noted above.

Results of Operations
---------------------

Two Quarters Ended June 25, 2003 Compared to Two Quarters Ended June 26, 2002
-----------------------------------------------------------------------------

Company Operations

Company restaurant sales decreased $21.8 million (5.1%) primarily due to a net 25-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted from store closures and the sale of restaurants to franchisees.

Total costs of company restaurant sales increased $1.6 million (0.4%). As a percentage of company restaurant sales, total costs of company restaurant sales increased to 89.2% from 84.3%. Product costs increased to 25.0% from 24.0%, including a $1.9 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. Excluding deferred gains for both years, product costs as a percentage of sales were 25.5% in 2003 and 24.9% in 2002. This increase resulted from a shift in menu mix and increases in commodity costs, especially pork. Payroll and benefits increased to 44.3% from 41.1% due to higher medical costs, increased restaurant staffing levels aimed at improving customer satisfaction and higher wage rates. Occupancy costs increased to 5.9% from 5.7% of company restaurant sales. Other operating expenses increased to 13.9% from 13.5% as a result of increases in utilities and repairs and maintenance, partially offset by lower marketing expenses.

Franchise Operations

Franchise and license revenues are the revenues received by Denny's from its franchisees and include royalties, initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees.

Franchise and license revenue was $43.0 million for the two quarters ended June 25, 2003, comprised of royalties and initial franchise fees of $26.8 million and occupancy revenue of $16.2 million, compared with $45.1 million for the two quarters ended June 26, 2002, comprised of royalties and fees of $28.0 million and occupancy revenue of $17.1 million. The revenue decrease of $2.1 million (4.7%) resulted primarily from a 26-unit decrease in franchised and licensed units due to unit closures and a decrease in initial franchise fees on fewer franchise restaurant openings.

Costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel and bad debt expense.

Costs of franchise and license revenue were $13.3 million for the two quarters ended June 25, 2003, comprised of occupancy costs of $10.9 million and other direct expenses of $2.4 million compared with $14.6 million for the two quarters ended June 26, 2002, comprised of occupancy costs of $11.2 million and other direct expenses of $3.4 million. Costs of franchise and license revenue decreased $1.4 million (9.2%) as a result of a decrease in initial expenses associated with the opening of new restaurants and a net $0.3 million reduction in bad debt expense. As a percentage of franchise and license revenues, these costs decreased to 30.9% in the two quarters ended June 25, 2003 from 32.4% in the two quarters ended June 26, 2002.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses decreased $2.0 million (7.0 %) compared to the two quarters ended June 26, 2002. The decrease resulted primarily from reductions in corporate overhead related to organizational changes and lower accruals for incentive compensation because certain annual bonus targets for 2003 are not projected to be met.

Depreciation and other amortization decreased $12.9 million primarily resulting from certain assets becoming fully depreciated. In January 1998, certain assets were revalued and assigned a five year life as a result of the company's emergence from bankruptcy. Those assets became fully amortized in January 2003.

Restructuring and exit costs for the two quarters ended June 25, 2003 reflect the reversal of rent obligations resulting from our release from the remaining lease term of our former corporate headquarters in California. See Note 2 to our Condensed Consolidated Financial Statements.

Gains on disposition of assets and other, net of $4.9 million in 2003 and $3.6 million in 2002 primarily represent gains on sales of surplus properties.

Operating income was $24.2 million for the two quarters ended June 25, 2003 compared with income of $28.3 million for the two quarters ended June 26, 2002.

Interest expense, net, for the two quarters ended June 25, 2003 was comprised of $38.9 million interest expense offset by $0.7 million interest income compared with $40.6 million interest expense offset by $2.4 million interest income for the two quarters ended June 26, 2002. The decrease in interest expense resulted from lower borrowings under our credit facility during 2003 and the effects of our senior note exchanges during 2002, partially offset by higher deferred financing cost amortization related to our credit facility. The decrease in interest income resulted from the repayment in 2002 of the credit facility of FRD Acquisition Co., our former subsidiary (with respect to which Denny's was the lender).

Gains on exchanges of debt and other, net of $19.2 million for the two quarters ended June 26, 2002 primarily represents a gain on the exchange of a portion of our 11 1/4% Senior Notes for 12 3/4% Senior Notes.

The provision for (benefit from) income taxes was $0.5 million and $(2.1) million for the two quarters ended June 25, 2003 and June 26, 2002, respectively. Included in income taxes for the two quarters ended June 26, 2002 was a $2.7 million benefit related to the enactment of H.R. 3090, the Job Creation and Worker Assistant Act of 2002. Excluding this benefit, we recorded a provision for income taxes of $0.6 million for the two quarters ended June 26, 2002. These provisions for income taxes primarily represent gross receipts based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented.

Net loss was $14.5 million for the two quarters ended June 25, 2003 compared with net income of $11.5 million for the two quarters ended June 26, 2002 due to the factors noted above.

Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility

In December 2002, we entered into a new senior secured credit facility, or credit facility, which provides Denny's with a working capital and letter of credit facility of up to $125 million. The credit facility matures on December 20, 2004. At June 25, 2003, we had working capital advances of $49.9 million and letters of credit outstanding of $38.3 million under the new credit facility, leaving net availability of $36.8 million. Advances under the credit facility accrue interest at a variable rate (approximately 6.3% at June 25, 2003) based on the prime rate or an adjusted Eurodollar rate.

Profitability was below our expectations for the first two quarters of 2003. Accordingly, we were required to obtain an amendment to the credit facility to provide less restrictive financial covenants effective for the quarter ended June 25, 2003 and for the remaining term of the facility. We were in compliance with the terms of the credit facility, as amended, as of June 25, 2003. Under the most restrictive provisions of the amended credit facility (minimum EBITDA test, as defined in the credit facility), EBITDA could have been approximately $5.4 million less for the four quarters ended June 25, 2003 and we would still have been in compliance. Also, pursuant to the amendment, the proceeds of certain additional debt issued by Denny's Holdings (a wholly-owned subsidiary of Denny's Corporation) subsequent to the amendment may be used for general corporate purposes or to repay the credit facility without a concurrent reduction of the facility commitments.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the two quarters ended June 25, 2003, our capital expenditures were $14.4 million. Of that amount, approximately $0.4 million was financed through capital leases. Capital expenditures during 2003 are expected to total $35.0 million to $40.0 million; however, we are not committed to spending this amount and could spend more or less if circumstances require.

Historically, we have met our liquidity requirements with funds from operations, amounts available under our credit facility, and funds from selected asset sales. Although we believe that these sources will provide adequate funds to cover our liquidity needs through 2003, we may be required to seek additional sources of funds including additional financing sources and continued selected asset sales to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months. We believe that we would be able to access these additional sources of funds, if needed; however, no assurances can be given that we would be able to do so on commercially reasonable terms.

Our working capital deficit was $107.7 million at June 25, 2003 compared with $119.1 million at December 25, 2002. This working capital deficit decrease of $11.4 million resulted primarily from the use of cash on hand and borrowings under the credit facility to satisfy current liabilities. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards
------------------------------------------

See Note 6 to our Condensed Consolidated Financial Statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the credit facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point change in the credit facility interest rate (approximately 6.3% at June 25, 2003) would cause the interest expense for the remainder of 2003 to change by approximately $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at June 25, 2003. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $418.7 million at June 25, 2003. The carrying value of such debt was approximately $513.2 million at June 25, 2003. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at June 25, 2003 relates primarily to market quotations for our 11 1/4% Notes.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at June 25, 2003.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation (under the supervision and with the participation of management, including our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, Andrew F. Green) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon the evaluation, Messrs. Marchioli and Green each concluded that disclosure controls and procedures are effective in timely alerting them to material information required to be included in Denny's Corporation's periodic SEC filings.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Denny's Corporation was held on Thursday, May 29, 2003, at which the following matters were voted on by the stockholders of Denny's Corporation:

(i)    Election of Directors
       ---------------------
                                                              Votes Against
       Name                           Votes For                or Withheld
       ----                           ---------                -----------
       Vera K. Farris                 32,299,803                 513,305
       Vada Hill                      32,300,623                 512,485
       Nelson J. Marchioli            32,256,318                 556,790
       Robert E. Marks                32,299,825                 513,283
       Charles F. Moran               32,299,347                 513,761
       Elizabeth A. Sanders           32,300,804                 512,304
       Donald R. Shepherd             32,299,803                 513,305
       Debra Smithart-Oglesby         32,300,621                 512,489

(ii)   Ratification of the Selection of KPMG LLP as Auditors for the 2003 fiscal
       -------------------------------------------------------------------------
       year
       ----

        Votes For              Votes Against                 Votes Abstaining
        ---------              -------------                 ----------------
        32,306,757                 22,205                         484,146

(iii)  Approval of 2003 Incentive Program for the Company's Employees
       --------------------------------------------------------------

        Votes For              Votes Against                 Votes Abstaining
        ---------              -------------                 ----------------
        30,741,659               2,064,746                         6,705

Item 6.  Exhibits and Reports on Form 8-K

     a.       The following are included as exhibits to this report:

     Exhibit
       No.    Description
     -------  -----------
      10.1    Amendment, dated May 30, 2003, to the Employment Agreement, dated
              January 2, 2001, between Nelson J. Marchioli and Advantica
              Restaurant Group, Inc. (now known as Denny's Corporation).

      10.2 Amendment No. 1, dated as of June 30, 2003, to the Credit Agreement, dated as of December 16, 2002, among Denny's Inc. and Denny's Realty, Inc., as borrowers, Denny's Corporation, Denny's Holdings, Inc. and DFO, Inc., as guarantors, the lenders named therein, JPMorgan Chase Bank as issuing bank, administrative agent, and collateral agent, and Foothill Capital Corporation, as syndication agent.

      31.1 Statement of Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Statement of Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Statement of Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation and Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. On April 17, 2003, we reported on Form 8-K (under Item 9) that, on April 10, 2003, we issued a press release announcing same-store sales for our company-owned restaurants during the five weeks period and the quarter ended March 26, 2003.

         On April 30, 2003, we reported on Form 8-K/A (under Item 4), amending our report on Form 8-K (under Item 4) filed on April 23, 2003, that we notified Deloitte & Touche LLP that it would not be retained to perform the audit of our company's financial statements for the fiscal year ended December 31, 2003. We also reported that we engaged KPMG LLP as independent accountants to audit the company's financial statements for the fiscal year ended December 31, 2003.

         On May 8, 2003, we reported on Form 8-K (under Item 9) that we issued a press release on May 7, 2003 announcing financial results for the quarter ended March 26, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DENNY'S CORPORATION

Date:    August 6, 2003                  By:      /s/ Rhonda J. Parish
                                                  --------------------
                                                  Rhonda J. Parish
                                                  Executive Vice President,
                                                  General Counsel and Secretary

Date:    August 6, 2003                  By:      /s/ Andrew F. Green
                                                  -------------------
                                                  Andrew F. Green
                                                  Senior Vice President and
                                                  Chief Financial Officer