Form 10-Q
period 2003-09-24
DENNYS CORP
filed 2003-11-10
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 24, 2003 or

[   ]   Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ______ to _______

Commission file number 0-18051
                       -------

                               DENNY'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   13-3487402
--------------------------                 -------------------------------------

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

                        Yes [  ]           No [X]

As of November 10, 2003, 40,742,929 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                        Quarter                   Quarter
                                                                                         Ended                     Ended
                                                                                   September 24, 2003         September 25, 2002
                                                                                   ------------------         ------------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                           $ 215,573                  $ 223,499
   Franchise and license revenue                                                         22,817                     23,355
                                                                                      ---------                  ---------
      Total operating revenue                                                           238,390                    246,854
                                                                                      ---------                  ---------
Costs of company restaurant sales:
   Product costs                                                                         56,215                     52,573
   Payroll and benefits                                                                  91,080                     92,937
   Occupancy                                                                             12,296                     12,398
   Other operating expenses                                                              31,354                     33,083
                                                                                      ---------                  ---------
      Total costs of company restaurant sales                                           190,945                    190,991
Costs of franchise and license revenue                                                    6,801                      7,349
General and administrative expenses                                                      11,982                     10,804
Depreciation and amortization                                                            15,254                     20,734
Restructuring charges and exit costs                                                         70                        ---
Impairment charges                                                                        1,190                        465
Gains on disposition of assets and other, net                                              (778)                    (2,372)
                                                                                      ---------                  ---------
      Total operating costs and expenses                                                225,464                    227,971
                                                                                      ---------                  ---------
Operating income                                                                         12,926                     18,883
                                                                                      ---------                  ---------
Other expenses:
   Interest expense, net                                                                 18,990                     18,980
   Other nonoperating (income) expense, net                                                 (57)                        28
                                                                                      ---------                  ---------
      Total other expenses, net                                                          18,933                     19,008
                                                                                      ---------                  ---------
Loss before income taxes                                                                 (6,007)                      (125)
Provision for income taxes                                                                  266                        303
                                                                                      ---------                  ---------
Loss from continuing operations                                                          (6,273)                      (428)
Gain on disposal of discontinued operations                                                 ---                     56,562
                                                                                      ---------                  ---------
Net income (loss)                                                                     $  (6,273)                 $  56,134
                                                                                      =========                  =========

Per share amounts:
Basic and diluted earnings per share:
    Loss from continuing operations                                                   $   (0.15)                 $   (0.01)
    Gain on disposal of discontinued operations                                             ---                       1.40
                                                                                      ---------                  ---------
    Basic and diluted net income (loss) per share                                     $   (0.15)                 $    1.39
                                                                                      =========                  =========

Weighted average shares outstanding:
   Basic and diluted                                                                     40,743                     40,280
                                                                                      =========                  =========


                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                    Three Quarters           Three Quarters
                                                                                        Ended                     Ended
                                                                                  September 24, 2003       September 25, 2002
                                                                                  ------------------       ------------------
(In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                             $ 623,474                 $ 653,185
   Franchise and license revenue                                                           65,817                    68,470
                                                                                        ---------                 ---------
      Total operating revenue                                                             689,291                   721,655
                                                                                        ---------                 ---------
Cost of company restaurant sales:
   Product costs                                                                          158,298                   155,798
   Payroll and benefits                                                                   271,775                   269,341
   Occupancy                                                                               36,343                    36,967
   Other operating expenses                                                                88,185                    90,973
                                                                                        ---------                 ---------
      Total costs of company restaurant sales                                             554,601                   553,079
Costs of franchise and license revenue                                                     20,071                    21,970
General and administrative expenses                                                        38,229                    39,015
Depreciation and amortization                                                              43,931                    62,292
Restructuring charges and exit costs                                                         (866)                    3,079
Impairment charges                                                                          1,889                       962
Gains on disposition of assets and other, net                                              (5,647)                   (5,952)
                                                                                        ---------                 ---------
      Total operating costs and expenses                                                  652,208                   674,445
                                                                                        ---------                 ---------
Operating income                                                                           37,083                    47,210
                                                                                        ---------                 ---------
Other expenses:
   Interest expense, net                                                                   57,196                    57,187
   Gains on exchanges of debt and other, net                                                 (177)                  (19,243)
                                                                                        ---------                 ---------
      Total other expenses, net                                                            57,019                    37,944
                                                                                        ---------                 ---------
Income (loss) before income taxes                                                         (19,936)                    9,266
Provision for (benefit from) income taxes                                                     796                    (1,834)
                                                                                        ---------                 ---------
Income (loss) from continuing operations                                                  (20,732)                   11,100
Gain on disposal of discontinued operations                                                   ---                    56,562
                                                                                        ---------                 ---------
Net income (loss)                                                                       $ (20,732)                $  67,662
                                                                                        =========                 =========

Per share amounts:
Basic earnings per share:
   Income (loss) from continuing operations                                             $   (0.51)                $    0.28
   Gain on disposal of discontinued operations                                               ---                       1.40
                                                                                        ---------                 ---------
   Net income (loss)                                                                    $   (0.51)                $    1.68
                                                                                        ========+                 =========

Diluted earnings per share:
   Income (loss) from continuing operations                                             $   (0.51)                $    0.27
   Gain on disposal of discontinued operations                                              ---                        1.40
                                                                                        ---------                 ---------
   Net income (loss)                                                                    $   (0.51)                $    1.67
                                                                                        =========                 =========

Weighted average shares outstanding:
   Basic                                                                                   40,666                    40,264
                                                                                        =========                 =========
   Diluted                                                                                 40,666                    40,484
                                                                                        =========                 =========


                             See accompanying notes

Denny's Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                        September 24,           December 25,
                                                                                             2003                   2002
                                                                                        -------------           ------------
 (In thousands)
 Assets
 Current Assets:
    Cash and cash equivalents                                                           $    3,801               $    5,717
    Receivables, net                                                                         8,114                   11,980
    Inventories                                                                              8,226                    7,715
    Other                                                                                   10,140                    8,329
                                                                                         ---------                ---------
 Total Current Assets                                                                       30,281                   33,741
                                                                                         ---------                ---------

 Property, net                                                                             302,002                  324,725

 Other Assets:
    Goodwill                                                                                50,404                   50,073
    Intangible assets, net                                                                  86,163                   92,257
    Deferred financing costs, net                                                           10,405                   12,646
    Other                                                                                   33,637                   38,049
                                                                                         ---------                ---------
 Total Assets                                                                           $  512,892               $  551,491
                                                                                         =========                =========

 Liabilities
 Current Liabilities:
    Current maturities of notes and debentures                                          $      601               $      554
    Current maturities of capital lease obligations                                          3,417                    3,886
    Accounts payable                                                                        32,919                   50,660
    Other                                                                                   84,733                   97,703
                                                                                         ---------                ---------
 Total Current Liabilities                                                                 121,670                  152,803
                                                                                         ----------               ---------

 Long-Term Liabilities:
    Notes and debentures, less current maturities                                          574,994                  560,359
    Capital lease obligations, less current maturities                                      29,638                   31,177
    Liability for insurance claims                                                          25,309                   25,160
    Other noncurrent liabilities and deferred credits                                       60,587                   60,883
                                                                                         ---------                ---------
 Total Long-Term Liabilities                                                               690,528                  677,579
                                                                                         ---------                ---------
 Total Liabilities                                                                         812,198                  830,382
 Total Shareholders' Deficit                                                              (299,306)                (278,891)
                                                                                         ---------                ---------
 Total Liabilities and Shareholders' Deficit                                            $  512,892               $  551,491
                                                                                         =========                =========



                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statement of Shareholders' Deficit
(Unaudited)


                                                                                                  Accumulated
                                                                       Additional                    Other          Total
                                                   Common Stock         Paid-in    Accumulated   Comprehensive   Shareholders'
                                                 Shares    Amount       Capital       Deficit        Loss          Deficit
                                                 ------    ------       -------       -------        ----          -------
(In thousands)
Balance, December 25, 2002                       40,290     $ 403      $ 417,415   $ (681,733)    $ (14,976)     $ (278,891)
                                                 ------      ----       --------    ---------      --------       ---------
  Net loss                                          ---       ---            ---      (20,732)          ---         (20,732)
  Issuance of common stock                          453         4            313          ---           ---             317
                                                 ------      ----       --------    ---------      --------       ---------
Balance, September 24, 2003                      40,743     $ 407      $ 417,728   $ (702,465)    $ (14,976)     $ (299,306)
                                                 ======      ====       ========    =========      ========       =========



                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                                         Three Quarters         Three Quarters
                                                                                              Ended                  Ended
                                                                                       September 24, 2003     September 25, 2002
                                                                                       ------------------     ------------------
 (In thousands)
 Cash Flows from Operating Activities:
 Net income (loss)                                                                        $  (20,732)           $     67,662
 Adjustments to reconcile net income (loss) to cash flows
    provided by operating activities:
    Depreciation and amortization                                                             43,931                  62,292
    Impairment charges                                                                         1,889                     962
    Restructuring charges and exit costs                                                        (866)                  3,079
    Recognition of deferred gains                                                             (2,644)                 (5,664)
    Amortization of deferred financing costs                                                   3,753                   3,223
    Gains on disposition of assets and other, net                                             (5,647)                 (5,952)
    Gain on disposal of discontinued operations                                                  ---                 (56,562)
    Amortization of debt premium                                                              (1,219)                 (1,388)
    Gain on early extinguishment of debt                                                         ---                 (19,246)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
       Decrease (increase) in assets:
          Receivables                                                                          4,494                     (17)
          Inventories                                                                           (510)                    332
          Other current assets                                                                (1,732)                 (1,045)
          Other assets                                                                        (1,663)                   (172)
       Increase (decrease) in liabilities:
          Accounts payable                                                                    (4,195)                 (7,823)
          Accrued salaries and vacations                                                       1,677                  (4,500)
          Accrued taxes                                                                        2,558                   2,116
          Other accrued liabilities                                                          (13,055)                (22,763)
          Other noncurrent liabilities and deferred credits                                   (1,840)                (11,828)
                                                                                           ---------               ---------
 Net cash flows provided by operating activities                                               4,199                   2,706
                                                                                           ---------               ---------

 Cash Flows from Investing Activities:
    Purchase of property                                                                     (22,965)                (24,884)
    Proceeds from disposition of property                                                     16,323                  12,155
    Receipts from discontinued operations, net                                                   ---                  39,386
    Refunds of deposits securing FRD letters of credit                                           ---                   4,083
                                                                                           ---------               ---------
 Net cash flows (used in) provided by investing activities                                    (6,642)                 30,740
                                                                                           ---------               ---------



                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)


                                                                                           Three Quarters         Three Quarters
                                                                                               Ended                  Ended
                                                                                        September 24, 2003     September 25, 2002
                                                                                        ------------------     ------------------
  (In thousands)
  Cash Flows from Financing Activities:
     Net borrowings (repayments) under credit agreement                                    $   16,300             $  (18,700)
     Long-term debt payments                                                                   (3,356)                (4,012)
     Deferred financing costs paid                                                             (2,137)                (1,954)
     Proceeds from exercise of stock options                                                      ---                     26
     Net bank overdrafts                                                                      (10,280)               (11,467)
                                                                                            ---------              ---------
  Net cash flows provided by (used in) financing activities                                       527                (36,107)
                                                                                            ---------              ---------

  Decrease in cash and cash equivalents                                                        (1,916)                (2,661)

  Cash and Cash Equivalents at:
     Beginning of period                                                                        5,717                  6,696
                                                                                           ----------              ---------
     End of period                                                                        $     3,801             $    4,035
                                                                                           ==========              =========


                             See accompanying notes

Denny's Corporation
Notes to Condensed Consolidated Financial Statements
September 24, 2003
(Unaudited)

Note 1.  General
         -------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc. and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 25, 2002 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2002 Annual Report on Form 10-K. The results of operations for the three quarters ended September 24, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

Note 2.  Restructuring Charges and Exit Costs
         ------------------------------------

As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units.

In assessing the discounted liabilities for future costs related to units closed or identified for closure prior to December 26, 2002, the date we adopted Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146, we make assumptions regarding the timing of units' closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

As a result of the adoption of SFAS 146, discounted liabilities for future lease costs and the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to unit closures, including property taxes and maintenance related costs, are expensed as incurred.

The following table summarizes the activity for the three quarters ended September 24, 2003 related to discounted accrued exit cost liabilities:

         (in thousands)
         Balance, December 25, 2002                       $ 19,680
         Provisions for units closed in 2003                   426
         Reversals of accrued exit costs, net               (1,938)
         Payments, net                                      (6,116)
         Interest accretion                                  1,392
                                                          --------
         Balance, September 24, 2003                      $ 13,444
                                                          ========

During the three quarters ended September 24, 2003, we entered into a settlement agreement on the lease for our former corporate headquarters. As a result, we recorded a reversal of approximately $1.6 million of related exit costs which is included in the reversals of accrued exit costs, net disclosed above.

In addition to the exit costs included in the above table, we recorded in the second quarter of fiscal 2003 approximately $0.6 million of restructuring charges related to the elimination of approximately twenty out-of-restaurant support staff positions.

Estimated net cash payments related to exit cost liabilities at September 24, 2003 are as follows:

         (in thousands)
         Remainder of 2003                                  $   2,123
         2004                                                   5,024
         2005                                                   2,441
         2006                                                   1,794
         2007                                                   1,531
         Subsequent years                                       6,366
                                                            ---------
             Total                                             19,279
         Less imputed interest                                  5,835
                                                            ---------
         Discounted accrued exit cost liabilities           $  13,444
                                                            =========

Subsequent to quarter end, we identified thirty-three out-of-restaurant support staff positions to be eliminated. As a result we will record approximately $1.3 million of related restructuring costs in the fourth quarter of 2003.

Note 3.  Capital Structure
         -----------------

Stock Based Compensation

We account for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the condensed consolidated statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                                              Quarter Ended                 Three Quarters Ended
                                                                              -------------                 --------------------
                                                                      September 24,   September 25,    September 24,   September 25,
                                                                           2003            2002             2003            2002
                                                                       -----------     -----------      -----------     ----------


       (in thousands, except per share accounts)
       Net income (loss), as reported                                  $  (6,273)      $  56,134        $ (20,732)      $  67,662
       Total stock-based  employee  compensation  expense  determined
              under fair value based method for all awards                   320             439            1,080           1,451
                                                                        --------        --------         --------        --------
       Pro forma net income (loss)                                     $  (6,593)      $  55,695        $ (21,812)      $  66,211
                                                                        ========        ========         ========        ========

       Basic earnings per share:
            As reported                                                $   (0.15)      $    1.39        $   (0.51)      $    1.68
                                                                        ========        ========         ========        ========
            Pro forma                                                  $   (0.16)      $    1.38        $   (0.54)      $    1.64
                                                                        ========        ========         ========        ========

       Diluted earnings per share:
            As reported                                                $   (0.15)      $    1.39        $   (0.51)      $    1.67
                                                                        ========        ========         ========        ========
            Pro forma                                                  $   (0.16)      $    1.38        $   (0.54)      $    1.64
                                                                        ========        ========         ========        ========

Income (Loss) Per Share

The calculations of basic and diluted income (loss) per share have been based on the weighted average number of shares outstanding. Warrants have been omitted from the calculation of weighted average diluted shares for all periods as their exercise price would cause them to be antidilutive. Because of the loss from continuing operations for the quarter and three quarters ended September 24, 2003 and for the quarter ended September 25, 2002, options have been omitted from the calculation of weighted average diluted shares for those periods. Dilutive common stock equivalents for the three quarters ended September 25, 2002 were approximately 0.2 million. Options outstanding at September 30, 2002 of approximately 3.2 million shares were excluded from the calculation of diluted loss per share for the three quarters ended September 30, 2002, as the impact would have been antidilutive.

Note 4. Revolving Credit Facility
        -------------------------

In December of fiscal 2002, we entered into a new senior secured credit facility, or credit facility, which provides Denny's with a working capital and letter of credit facility of up to $125 million. At September 24, 2003, we had working capital advances of $63.0 million and letters of credit outstanding of $38.2 million under our credit facility, leaving net availability of $23.8 million. Advances under the credit facility accrue interest at a variable rate (approximately 6.1% at September 24, 2003) based on the prime rate or an adjusted Eurodollar rate.

We obtained an amendment to the credit facility to provide less restrictive financial covenants effective for the quarter ended June 25, 2003 and the remaining term of the credit facility. We were in compliance with the terms of the credit facility, as amended, as of September 24, 2003.

On September 26, 2003, subsequent to quarter end, we amended and restated our $125 million revolving credit facility to include a new $40 million term loan, thereby increasing the aggregate commitments to $165 million. The amended and restated facility, including the new term loan, will continue to mature on December 20, 2004. The structure of the revolving portion of the credit facility is generally unchanged. The new term loan bears interest at a fixed rate of 11.0% per annum and will not amortize prior to maturity. We used the $40 million term loan proceeds to pay down outstanding revolving loans, thus increasing availability under the revolving portion of the credit facility and enhancing our current liquidity position.

Effective September 30, 2003, commitments under the revolving portion of the credit facility were reduced to $123 million as scheduled in the credit agreement. As of October 29, 2003, the credit facility consists of outstanding term loans of $40 million, outstanding letters of credit of $38 million, and outstanding revolver advances of $20 million, leaving a net availability of $65 million.

Note 5.  Supplemental Cash Flow Information
        ----------------------------------

                                                                                                   Three Quarters Ended
                                                                                            September 24,        September 25,
                                                                                                2003                 2002
                                                                                             ----------           ----------
       (in thousands)
       Income taxes paid, net                                                                $      377           $      341
                                                                                              =========            =========
       Interest paid                                                                         $   59,163           $   67,691
                                                                                              =========            =========

       Noncash investing activities:
         Notes received related to sale of properties                                        $      ---           $       82
                                                                                              =========            =========
         Receivables forgiven related to reacquisition of restaurants                        $      366           $      186
                                                                                              =========            =========

       Noncash financing activities:
           Capital leases entered into                                                       $    1,334           $      885
                                                                                              =========            =========

Note 6.  Implementation of New Accounting Standards
         ------------------------------------------

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

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). This interpretation addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIE's created or obtained after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, December 31, 2003, for us). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that we will consolidate or disclose information about variable interest entities. As of the date of the filing, we are still assessing the impact of FIN 46 on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" and provides for alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS 148 is effective for fiscal years beginning after December 15, 2002. Annual disclosures are effective for years ending after December 15, 2002. Interim disclosures are effective for the first fiscal quarter beginning after December 31, 2002. See Note 3, above.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any financial instruments within the scope of SFAS 150 as of September 24, 2003, and, therefore, do not anticipate that SFAS 150 will have a material impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of September 24, 2003 and results of operations for the quarter and three quarters ended September 24, 2003 compared to the quarter and three quarters ended September 25, 2002. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 25, 2002 and in Exhibit 99 thereto.

Restaurant Operations and Unit Activity


                                                       Quarter Ended                               Three Quarters Ended
                                                       -------------                               --------------------
                                           September 24,  September 25,   Increase/     September 24,   September 25,   Increase/
                                               2003           2002       (Decrease)        2003            2002        (Decrease)
                                               ----           ----       ----------        ----            ----        ----------

    Company-owned data:
       Company unit sales (in millions)       215.6          223.5         (3.5%)          623.5             653.2        (4.5%)
       Average unit sales (in thousands)      384.5          385.5         (0.3%)        1,111.5           1,100.0         1.0%
       Same-store sales decrease (a)           (1.2%)         (1.5%)                        (0.8%)            (0.7%)
       Guest check average increase (a)         4.5%           0.7%                          3.6%              1.3%
       Guest count decrease (a)                (5.4%)         (2.2%)                        (4.2%)            (2.0%)

    Franchise data:
       Franchise unit sales (in millions)     353.5          363.3         (2.7%)        1,017.2           1,038.3        (2.0%)
       Average unit sales (in thousands)      315.8          322.8         (2.2%)          908.9             920.0        (1.2%)
       Same-store sales decrease (a)           (1.7%)         (2.4%)                        (1.8%)            (1.7%)

------------------
(a) Same-store sales, guest check average, and guest count calculations include restaurants that were open the same days in both the current year and prior year. Prior year amounts have not been restated for 2003 comparable units.

The table below summarizes Denny's restaurant unit activity for the quarter ended September 24, 2003.

                                                                                  Ending           Ending
                             Ending            Units                              Units             Units
                             Units            Opened/            Units         September 24,     September 25,
                         June 25, 2003        Acquired          Closed             2003              2002
                         -------------        --------          ------             ----              ----

Company-owned                 563               ---                (1)              562               577
Franchised units            1,085                 6               (22)            1,069             1,095
Licensed units                 15               ---               ---                15                14
                            -----               ---               ---             -----                --
                            1,663                 6               (23)            1,646             1,686
                            =====               ===                ==             =====             =====

Results of Operations
---------------------

Quarter Ended September 24, 2003 Compared to Quarter Ended September 25, 2002
-----------------------------------------------------------------------------

Company Operations

Company restaurant sales are the revenues generated from restaurants operated by Denny's. Company restaurant sales decreased $7.9 million (3.5%) due to a net 15-unit decrease in company-owned restaurants and a 1.2% decline in same-store sales for the current quarter. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales were flat. As a percentage of company restaurant sales, total costs of company restaurant sales increased to 88.6% from 85.5%. Product costs increased to 26.1% from 23.5%, including a $1.2 million reduction of deferred gain recognition related to the sale of former distribution subsidiaries in previous years. Excluding deferred gains for both years, product costs as a percentage of sales were 26.4% in 2003 and 24.4% in 2002. This increase resulted from a shift in menu mix and increases in commodity costs, especially pork and beef. Payroll and benefits increased to 42.3% from 41.6% due to higher medical costs and higher wage rates. Occupancy costs increased to 5.7% from 5.6% of company restaurant sales. Other operating expenses decreased to 14.5% from 14.8% as a result of decreases in marketing expenses, partially offset by increases in utilities expense.

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

Franchise and license revenue was $22.8 million for the quarter ended September 24, 2003, comprised of royalties and initial franchise fees of $14.4 million and occupancy revenue of $8.4 million, compared with $23.4 million for the quarter ended September 25, 2002, comprised of royalties and fees of $14.7 million and occupancy revenues of $8.7 million. The revenue decrease of $0.5 million (2.3%) resulted primarily from a net 25-unit decrease in franchised and licensed units due to unit closures.

Costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel and bad debt expense.

Costs of franchise and license revenue were $6.8 million for the quarter ended September 24, 2003, comprised of occupancy costs of $5.3 million and other direct expenses of $1.5 million, compared with $7.3 million for the quarter ended September 25, 2002, comprised of occupancy costs of $5.8 million and other direct expenses of $1.5 million. Costs of franchise and license revenue decreased $0.5 million (7.5%) as a result of the change in the franchise portfolio from franchise unit closings. As a percentage of franchise and license revenues, these costs decreased to 29.8% for the quarter ended September 24, 2003 from 31.5% for the quarter ended September 25, 2002.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses increased $1.2 million (10.9%) compared with the prior year quarter. The increase resulted primarily from the elimination of management and support service fees collected from FRD Acquisition Co. due to our divestiture of this former subsidiary in July 2002.

Depreciation and amortization decreased $5.5 million primarily resulting from certain assets becoming fully depreciated. In January 1998, certain assets were revalued and assigned a five year life as a result of our emergence from bankruptcy. Those assets became fully depreciated in January 2003.

Gains on disposition of assets and other, net of $0.8 million in 2003 and $2.4 million in 2002 primarily represented gains on cash sales of surplus properties.

Operating income was $12.9 million for the quarter ended September 24, 2003 compared with income of $18.9 million for the quarter ended September 25, 2002.

Interest expense, net for the quarter ended September 24, 2003 was comprised of $19.3 million of interest expense offset by $0.3 million interest of income compared with $19.6 million of interest expense offset by $0.6 million of interest income for the quarter ended September 25, 2002. The decrease in interest expense resulted from the reduction in discounted accrued exit cost liabilities related to closed units and the effects of our senior note exchanges during 2002, partially offset by higher deferred financing cost amortization related to our credit facility. The decrease in interest income resulted from the repayment in 2002 of the credit facility with FRD Acquisition Co., our former subsidiary (with respect to which Denny's was the lender).

The provision for income taxes was $0.3 million for each of the quarters ended September 24, 2003 and September 25, 2002, respectively. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional provision for income taxes has been reported for the periods presented.

As a result of the divestiture of FRD, we recorded a gain on disposal of discontinued operations of $56.6 million during the quarter ended September 25, 2002.

Net loss was $6.3 million for the quarter ended September 24, 2003 compared with net income of $56.1 million for the quarter ended September 25, 2002 due to the factors noted above.

Results of Operations
---------------------

Three Quarters Ended September 24, 2003 Compared to Three Quarters Ended
------------------------------------------------------------------------
September 25, 2002
------------------

Company Operations

Company restaurant sales decreased $29.7 million (4.5%) primarily due to a net 15-unit decrease in company-owned restaurants and a 0.8% decline in same-store sales for the three quarters ended September 24, 2003. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales increased $1.5 million (0.3%). As a percentage of company restaurant sales, total costs of company restaurant sales increased to 89.0% from 84.7%. Product costs increased to 25.4% from 23.9%, including a $3.0 million reduction of deferred gain recognition related to the sale of former distribution subsidiaries in previous years. Excluding deferred gains for both years, product costs as a percentage of sales were 25.8% in 2003 and 24.7% in 2002. This increase resulted from a shift in menu mix and increases in commodity costs, especially pork and beef. Payroll and benefits increased to 43.6% from 41.2% due to increased restaurant staffing levels aimed at improving customer satisfaction, higher medical costs and higher wage rates. Occupancy costs increased to 5.8% from 5.7% of company restaurant sales. Other operating expenses increased to 14.1% from 13.9% as a result of increases in utilities and legal settlement costs which benefited from the favorable settlement of certain cases in the prior year. Partially offsetting these increases were lower marketing expenses.

Franchise Operations

Franchise and license revenues are the revenues received by Denny's from its franchisees and include royalties, initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees.

Franchise and license revenue was $65.8 million for the three quarters ended September 24, 2003, comprised of royalties and initial franchise fees of $41.2 million and occupancy revenue of $24.6 million, compared with $68.5 million for the three quarters ended September 25, 2002, comprised of royalties and fees of $42.7 million and occupancy revenue of $25.8 million. The revenue decrease of $2.7 million (3.9%) resulted primarily from a net 25-unit decrease in franchised and licensed units due to unit closures and a decrease in initial franchise fees on fewer franchise restaurant openings.

Costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel and bad debt expense.

Costs of franchise and license revenue were $20.1 million for the three quarters ended September 24, 2003, comprised of occupancy costs of $16.2 million and other direct expenses of $3.9 million compared with $22.0 million for the three quarters ended September 25, 2002, comprised of occupancy costs of $17.0 million and other direct expenses of $5.0 million. Costs of franchise and license revenue decreased $1.9 million (8.6%) as a result of the change in the franchise portfolio from franchise unit closings and a reduction in administrative fees. As a percentage of franchise and license revenues, these costs decreased to 30.5% in the three quarters ended September 24, 2003 from 32.1% in the three quarters ended September 25, 2002.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses decreased $0.8 million (2.0%) compared to the three quarters ended September 25, 2002. The decrease resulted primarily from reductions in corporate overhead related to organizational changes and lower accruals for incentive compensation because certain annual bonus targets for 2003 are not projected to be met. These decreases were partially offset by the elimination of management and support service fees collected from FRD due to their divestiture in the prior year.

Depreciation and other amortization decreased $18.4 million primarily resulting from certain assets becoming fully depreciated. In January 1998, certain assets were revalued and assigned a five year life as a result of the company's emergence from bankruptcy. Those assets became fully depreciated in January 2003.

Restructuring and exit costs for the three quarters ended September 24, 2003 reflect the reversal of rent obligations resulting from our release from the remaining lease term of our former corporate headquarters in California partially offset by the recording of restructuring charges related to the elimination of approximately twenty out-of-restaurant support staff positions. See Note 2 to our Condensed Consolidated Financial Statements.

Gains on disposition of assets and other, net of $5.6 million in 2003 and $6.0 million in 2002 primarily represent gains on cash sales of surplus properties.

Operating income was $37.1 million for the three quarters ended September 24, 2003 compared with income of $47.2 million for the three quarters ended September 25, 2002.

      P

Interest expense, net, for the three quarters ended September 24, 2003 was comprised of $58.3 million of interest expense offset by $1.1 million of interest income compared with $60.2 million of interest expense offset by $3.0 million of interest income for the three quarters ended September 25, 2002. The decrease in interest expense resulted from lower borrowings under our credit facility during 2003, the effects of our senior note exchanges during 2002 and the reduction in discounted accrued exit cost liabilities, partially offset by higher deferred financing cost amortization related to our credit facility. The decrease in interest income resulted from the repayment in 2002 of the credit facility with FRD Acquisition Co., our former subsidiary (with respect to which Denny's was the lender).

Gains on exchanges of debt and other, net of $19.2 million for the three quarters ended September 25, 2002 primarily represents a gain on the exchange of a portion of our 11 1/4% Senior Notes for 12 3/4% Senior Notes.

The provision for (benefit from) income taxes was $0.8 million and $(1.8) million for the three quarters ended September 24, 2003 and September 25, 2002, respectively. Included in income taxes for the three quarters ended September 25, 2002 was a $2.7 million benefit related to the enactment of H.R. 3090, the Job Creation and Worker Assistant Act of 2002. Excluding this benefit, we recorded a provision for income taxes of $0.9 million for the three quarters ended September 25, 2002. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented.

As a result of the divestiture of FRD, we recorded a gain on disposal of discontinued operations of $56.6 million during the quarter ended September 25, 2002.

Net loss was $20.7 million for the three quarters ended September 24, 2003 compared with net income of $67.7 million for the three quarters ended September 25, 2002 due to the factors noted above.

Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility

In December of fiscal 2002, we entered into a new senior secured credit facility, or credit facility, which provides Denny's with a working capital and letter of credit facility of up to $125 million. At September 24, 2003, we had working capital advances of $63.0 million and letters of credit outstanding of $38.2 million under our credit facility, leaving net availability of $23.8 million. Advances under the credit facility accrue interest at a variable rate (approximately 6.1% at September 24, 2003) based on the prime rate or an adjusted Eurodollar rate.

We obtained an amendment to the credit facility to provide less restrictive financial covenants effective for the quarter ended June 25, 2003 and the remaining term of the credit facility. We were in compliance with the terms of the credit facility, as amended, as of September 24, 2003. Under the most restrictive provisions of the amended credit facility (minimum EBITDA test, as defined in the credit facility), EBITDA could have been approximately $5.1 million less for the four quarters ended September 24, 2003 and we would still have been in compliance.

On September 26, 2003, subsequent to quarter end, we amended and restated our $125 million revolving credit facility to include a new $40 million term loan, thereby increasing the aggregate commitments to $165 million. The amended and restated facility, including the new term loan, will continue to mature on December 20, 2004. The structure of the revolving portion of the credit facility is generally unchanged. The new term loan bears interest at a fixed rate of 11.0% per annum and will not amortize prior to maturity. We used the $40 million term loan proceeds to pay down outstanding revolving loans, thus increasing availability under the revolving portion of the credit facility and enhancing our current liquidity position.

Effective September 30, 2003, commitments under the revolving portion of the credit facility were reduced to $123 million as scheduled in the credit agreement. As of October 29, 2003, the credit facility consists of outstanding term loans of $40 million, outstanding letters of credit of $38 million, and outstanding revolver advances of $20 million, leaving a net availability of $65 million.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the three quarters ended September 25, 2003, our capital expenditures were $24.3 million. Of that amount, approximately $1.3 million was financed through capital leases. Capital expenditures during 2003 are expected to total approximately $35.0 million; however, we are not committed to spending this amount and could spend more or less if circumstances require.

Historically, we have met our liquidity requirements with funds from operations, amounts available under our credit facility, and funds from selected asset sales. With these sources of liquidity and the additional liquidity made available by the securing of our new $40 million term, we believe we will have adequate funds to cover our liquidity needs through 2004.

Although we have recently improved our short-term liquidity position through the new $40 million term loan, and although the Company's cash flows together with borrowings under its credit facility have been sufficient to fund its operations and make interest payments when due, the Company is exploring possible alternatives to improve its long-term liquidity and capital structure and has retained UBS Securities LLC as a financial advisor to assist it in that regard. The Company has not made a determination at this time whether it will ultimately seek to implement any specific alternative, and there can be no assurance that, if it does so, its efforts will be successful in this regard.

Our working capital deficit was $91.4 million at September 24, 2003 compared with $119.1 million at December 25, 2002. This working capital deficit decrease of $27.7 million resulted primarily from the use of borrowings under the credit facility to satisfy current liabilities. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards
------------------------------------------

See Note 6 to our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the credit facility bear interest at a variable rate based on the prime rate or an adjusted Eurodollar rate. A 100 basis point change in the credit facility interest rate (approximately 6.1% at September 24, 2003) would cause the interest expense for the remainder of 2003 to change by approximately $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at September 24, 2003. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $334.7 million at September 24, 2003. The carrying value of such debt was approximately $512.6 million at September 24, 2003. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at September 24, 2003 relates primarily to market quotations for our 11 1/4% Notes.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at September 24, 2003.

Item 4.  Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation (under the supervision and with the participation of management, including our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, Andrew F. Green) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, Messrs. Marchioli and Green each concluded that disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information required to be included in Denny's Corporation's periodic SEC filings.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


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

Item 5.  Other Information

         On November 1, 2003, the Company entered into a new employment agreement with Nelson J. Marchioli, a copy of which is included with this report as exhibit 10.3.

Item 6.  Exhibits and Reports on Form 8-K

     a. The following are included as exhibits to this report:

     Exhibit
        No.       Description
     -------      -----------

      10.1 Credit Agreement, dated as of December 16, 2002 and amended and restated as of September 26, 2003, among Denny's, Inc. and Denny's Realty, Inc., as borrowers, Denny's Corporation, Denny's Holdings, Inc. and DFO, Inc., as guarantors, the lenders named therein, JPMorgan Chase Bank, as administrative agent, Wells Fargo Foothill, Inc., as syndication agent and J.P. Morgan Securities Inc., as sole advisor, lead arranger and bookrunner.

       10.2 Credit Guarantee and Collateral Agreement, dated as of December 16, 2002 and amended and restated as of September 26, 2003, among Denny's Corporation, Denny's Holdings, Inc., Denny's, Inc., Denny's Realty, Inc., each other subsidiary loan party referenced therein and JPMorgan Chase, as collateral agent.

       10.3 Employment Agreement, dated November 1, 2003, between Denny's Corporation and Nelson J. Marchioli.

       31.1 Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification of Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation and Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b. On July 14, 2003, we reported on Form 8-K (intended to be furnished under item 12 but instead furnished under Item 9 pursuant to SEC Release No. 33-8216) that, on July 10, 2003, we issued a press release announcing same-store sales for our company-owned restaurants during the five weeks period and the quarter ended June 25, 2003.

              On August 5, 2003, we reported on Form 8-K (under Item 12) that we issued a press release on July 31, 2003 announcing financial results for the quarter ended June 25, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DENNY'S CORPORATION

Date:    November 10, 2003                By:      /s/ Rhonda J. Parish
                                                   --------------------
                                                   Rhonda J. Parish
                                                   Executive Vice President,
                                                   General Counsel and Secretary

Date:    November 10, 2003                By:      /s/ Andrew F. Green
                                                   -------------------
                                                   Andrew F. Green
                                                   Senior Vice President and
                                                   Chief Financial Officer