Form 10-K
period 2003-12-31
DENNYS CORP
filed 2004-03-26
CIK 852772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $15.8 million as of June 25, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $0.695 per share.

As of March 15, 2004, 41,128,054 shares of registrant’s common stock, $.01 par value per share, were outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

i

PART I

Item 1. Business

Introduction

Denny’s Corporation, or Denny’s or the Company, is one of the largest restaurant companies in the United States. Denny’s, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand. The Denny’s brand consists of 1,638 restaurants, 561 of which are company-owned and operated and 1,077 of which are franchised and licensed restaurants.

On July 10, 2002, Denny’s predecessor, Advantica Restaurant Group, Inc., or Advantica, completed the divestiture of FRD Acquisition Co., or FRD, a wholly owned subsidiary. We have accounted for FRD as a discontinued operation, through that date, in the accompanying consolidated financial statements. See Note 14 to our consolidated financial statements for additional information. With the completion of the FRD divestiture, Advantica completed its transition from a restaurant holding company to a one-brand entity; accordingly, on July 10, 2002, we changed our name to Denny’s Corporation.

Description of Business

Denny’s is America’s largest family-style restaurant chain in terms of number of units and market share. At December 31, 2003, Denny’s restaurants operated in 49 states, the District of Columbia, 2 U.S. territories and 4 foreign countries, with concentrations in California (24% of total restaurants), Florida (11%) and Texas (10%).

Denny’s restaurants generally are open 24 hours a day, 7 days a week. This “always open” operating platform is a distinctive competitive advantage. Our “abundant value” strategy promotes high quality, generous portions and reasonable prices with friendly and efficient service in a pleasant atmosphere. Denny’s expansive menu offers traditional American-style food such as hamburgers and fries, grilled chicken breast dinners, the very popular Grand Slam breakfast and our Meat Lover’s breakfast.

Denny’s sales are evenly distributed across each of its dayparts (i.e., breakfast, lunch, dinner and late-night); however, breakfast items account for the majority of Denny’s sales. In 2003, Denny’s company-owned restaurants had an average guest check of $6.94 and average sales of $1.5 million.

Operations

We believe that the proper execution of basic restaurant operations in each Denny’s restaurant, whether it is company-owned or franchised, is critical to our success. To meet and exceed our customers’ expectations, we require both our company-owned and our franchised restaurants to maintain the same strict brand standards. These standards relate to the preparation and efficient serving of quality food; maintenance, repair and cleanliness of restaurants; and the appearance and conduct of employees.

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. Through a network of division, region, area and restaurant level managers, we ensure our company-owned restaurants meet our vision of “Great Food and Great Service by Great People…Everytime.”

A principal feature of Denny’s restaurant operations is the constant focus on improving operations at the unit level. Unit managers are hands-on and versatile in their supervisory activities. Region and area managers have no offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

Denny’s maintains a training program for associates and restaurant managers. Video training tapes demonstrating various restaurant job functions are located at each restaurant and are viewed by associates prior to a change in job function, before using new equipment or before performing new procedures. General managers and restaurant managers receive training at specially designated training units in the following areas:

•	customer interaction;

•	kitchen management and food preparation;

•	data processing and cost control techniques;

•	equipment and building maintenance; and

•	leadership skills.

Denny’s employs a comprehensive system to ensure that the menu remains interesting and relevant to all guests. The research and development group within the marketing department utilizes consumer trends, competitive activity and operator input to determine new offerings. New offerings are developed in our test kitchen and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets. A successful menu item is then incorporated into the restaurant system. Low selling items are periodically removed from the menu. While research and development are important to the Denny’s business, amounts expended for these activities are not significant.

Financial and management control is facilitated in all of the Denny’s company-owned restaurants by the use of point-of-sale, or POS, systems which transmit detailed sales reports, payroll data and periodic inventory information for management review.

Marketing & Advertising

Our marketing department manages contributions from both company-owned and franchised units providing for an integrated marketing and advertising process to promote our brand including:

•	media;

•	menu pricing strategy;

•	interior/exterior building design; and

•	specialized promotions to help differentiate Denny’s from our competitors.

Media advertising is primarily product oriented, featuring consistent, high-quality entrees presented to communicate great food at great values to our guests. Our advertising is conducted, depending on the market, through:

•	television advertising;

•	radio;

•	outdoor; and

•	print advertising.

During 2003, we transitioned from local television advertising to national television advertising. This decision improves the impact and cost efficiency of our media and ensures that each area of operation receives television coverage.

Denny’s integrated marketing and advertising approach reaches out to all consumers. Community outreach programs are designed to enhance our diversity efforts. We use sophisticated consumer marketing research techniques to measure customer satisfaction and customers’ evolving expectations.

Franchising

Over the past several years, the expansion of our franchise system has resulted from a combination of new unit development and the sale of company-owned units to franchisees. Franchisees opened 17, 38 and 46 units in 2003, 2002 and 2001, respectively. During 2002 and 2001, respectively, we sold 13 and 59 units to franchisees. No units were sold to franchisees in 2003. Although we expect to continue selling company-owned units to franchisees on a limited basis, we expect the growth of our franchise system to occur primarily through new franchise unit openings. Our franchisees closed 49, 68 and 57 underperforming restaurants during 2003, 2002 and 2001, respectively.

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. The initial fee for a single Denny’s franchise is $40,000 and the royalty payment is 4% of gross sales. Additionally, our franchisees contribute up to 3% of gross sales for advertising.

A network of regional franchise operations managers oversee our franchised restaurants to ensure compliance with brand standards as well as to promote operational excellence. Each franchised unit is visited a minimum of one to two times per quarter by these managers.

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

Capital Expenditures

We invested significantly in our restaurant facilities in 2003, 2002 and 2001 in order to provide a well-maintained, comfortable environment and improve the overall customer experience. During 2003, 2002 and 2001, we spent approximately $32 million, $42 million and $41 million, respectively, in capital expenditures and $18 million, $19 million and $28 million, respectively, for repairs and maintenance of company-owned units.

We have remodeled approximately 180 company-owned restaurants in the past three years. In addition, our franchisees have remodeled approximately 200 restaurants in the past three years. We believe our remodel program appeals to existing and new franchisees, which is integral to the completion of the program systemwide. The normal components of a remodel include, among other things, new signs, painting of the building exterior and interior, wallpaper, carpet, chairs, tables and booths. During 2003, the average cost to remodel a company-owned unit was approximately $160,000.

We have an ongoing restaurant evaluation process to manage the profitability of company-owned restaurants and to ensure that capital resources are effectively allocated to our company-owned units. As part of this process, we closed 7, 45 and 61 underperforming restaurants during 2003, 2002 and 2001, respectively, that we concluded did not warrant additional capital investment.

Product Sources and Availability

We have a centralized purchasing program which is designed to ensure uniform product quality as well as to minimize food, beverage and supply costs. Our size provides significant purchasing power which often enables us to obtain products at favorable prices from nationally recognized manufacturers. Our purchasing department administers our programs for the procurement of food and non-food products to the benefit of both company-owned and franchised restaurants.

While nearly all products are contracted for by our purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company, or MBM, under a distribution contract which expires September 7, 2005. MBM distributes restaurant products and supplies to Denny’s from nearly 300 vendors, representing approximately 85% of our restaurant product and supply purchases. We believe that satisfactory sources of supply are generally available for all the items regularly used by our restaurants, and we have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

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

Competition

The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants, and other varied establishments. Full-service restaurants include the mid-scale, casual dining and upscale (fine dining) segments. A large portion of mid-scale business comes from three categories — family style, family steak and cafeteria — and is characterized by complete meals, menu variety and moderate prices ($5 to $8 average check). The family style category, which includes Denny’s, consists of a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8 to $16 average check) and generally offers alcoholic beverages, includes a small number of national chains, regional chains and independent operators. The quick-service segment is characterized by lower average checks (generally $3 to $5), portable meals, fast service and convenience.

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

Denny’s direct competition in the family-style segment is primarily a collection of regional chains. Denny’s also competes with quick service restaurants as they attempt to upgrade their menus with entrée salads, new breakfast offerings and extended hours. We believe that Denny’s has a number of competitive strengths including strong brand name recognition, well-located restaurants, and market penetration. We benefit from economies of scale in a variety of areas including advertising, purchasing, distribution and field supervision. Additionally, we believe that Denny’s has competitive strengths in the value, variety, and quality of our food products, and in the quality and training of our employees. See Exhibit 99 to this Form 10-K for certain additional factors relating to our competition in the restaurant industry.

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, the political environment including acts of war and terrorism, changes in customer travel patterns, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants, unfavorable trends affecting restaurant operations such as rising wage rates, healthcare costs and utilities expenses and unfavorable weather.

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

We are also subject to federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 31, 2003, a substantial number of our employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. The California minimum wage increased from $6.25 per hour to $6.75 per hour on January 1, 2002. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we can continue to pass on such cost increases to our customers.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s.

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History
Janis S. Emplit	48	Senior Vice President for Strategic Services of Denny’s (June 2003-present); Senior Vice President and Chief Information Officer of Denny’s (1999-May 2003); Vice President, Information Systems of Advantica (1997-1998).

Gustave E. Gelardi	57	Division Vice President, Operations of Denny’s, Inc. (2001-present); Director, Operations Projects of Burger King (1997-1999).

Andrew F. Green	48	Senior Vice President and Chief Financial Officer of Denny’s (2001-present); Senior Vice President, Planning and Corporate Controller of Advantica (1998-2001); Vice President, Planning and Corporate Controller of Advantica (1997-1998).

Craig E. Herman	52	Division Vice President, Operations of Denny’s, Inc. (2001-present); District Manager, Tim Hortons (2000-2001); Operating Partner, Regional Partner of Bruegger’s Bagels (1993-1999).

Margaret L. Jenkins	52	Senior Vice President, Chief Marketing Officer of Denny’s, Inc. (2002-present); Vice President of Marketing of El Pollo Loco, Inc. (1998-2002).

Nelson J. Marchioli	54	Chief Executive Officer and President of Denny’s (2001-present); President of El Pollo Loco, Inc. (1997-2001).

Rhonda J. Parish	47	Executive Vice President of Denny’s (1998-present); General Counsel and Secretary of Denny’s (1995-present); Senior Vice President of Advantica (1995-1998).

Mounir N. Sawda	46	Vice President, Franchise and Development of Denny’s, Inc. (2001-present); Senior Director, Construction and Facilities of Denny’s, Inc. (1998-2001); Director, Franchise, Real Estate and Construction of Denny’s, Inc. (1998).

Linda G. Traylor	52	Senior Vice President, Human Resources of Denny’s (2001-present); Vice President, Human Resources, Planning and Development of Advantica (1995-2000).

Samuel M. Wilensky	46	Division Vice President, Franchise Operations of Denny’s, Inc. (2001-present); Regional Vice President, Franchise Operations of Denny’s, Inc. (2000-2001); Regional Director, Franchise Operations of Denny’s, Inc. (1999-2000); Regional Director, Company Operations of Denny’s, Inc. (1994-1999).

Employees

At December 31, 2003, we had approximately 27,000 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider our relations with our employees to be satisfactory.

Item 2. Properties

Most Denny’s restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average 4,800 square feet, allowing them to accommodate an average of 140 guests. The number and location of our restaurants as of December 31, 2003 are presented below:

State/Country	Company Owned	Franchised/ Licensed
Alabama	3	1
Alaska	—	4
Arizona	24	49
Arkansas	—	11
California	158	240
Colorado	8	20
Connecticut	—	8
District of Columbia	—	1
Delaware	3	—
Florida	59	127
Georgia	—	14
Hawaii	4	3
Idaho	—	6
Illinois	34	21
Indiana	3	31
Iowa	—	1
Kansas	—	9
Kentucky	6	5
Louisiana	5	4
Maine	—	8
Maryland	7	18
Massachusetts	—	7
Michigan	22	5
Minnesota	3	15
Mississippi	2	—
Missouri	5	38
Montana	—	4
Nebraska	—	1
Nevada	9	11
New Hampshire	—	3
New Jersey	6	7
New Mexico	2	19
New York	39	13
North Carolina	4	14
North Dakota	—	3
Ohio	21	15
Oklahoma	3	22
Oregon	—	24
Pennsylvania	38	6
Rhode Island	—	2
South Carolina	10	3
South Dakota	—	1
Tennessee	3	1
Texas	40	117
Utah	—	22
Vermont	—	2
Virginia	9	15
Washington	21	40
West Virginia	—	2
Wisconsin	10	9
Guam	—	2
Puerto Rico	—	11
Canada	—	51
Other International	—	11

Total	561	1,077

Of the 561 restaurants we operated as of December 31, 2003, we owned the land and building of 138, owned the building and leased the land of 26, and leased both the land and building of 397. We also owned the land and building of 102 franchised restaurants and leased the land and building of an additional 265 franchised restaurants, which we leased or subleased to our franchisees.

In addition to the restaurants, we own an 18-story, 187,000 square foot office tower in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 15 floors of the tower, with the balance leased to others.

See Note 7 to our consolidated financial statements for information concerning encumbrances on some of our properties.

Item 3. Legal Proceedings

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty. However, we believe, based on our examination of these matters and our experience to date, that the ultimate liability, if any, in excess of amounts already provided for these matters in our consolidated financial statements is not likely to have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock and warrants are listed under the symbols “DNYY” and “DNYYW,” respectively, and are eligible for trading on the Over-the-Counter Bulletin Board, or the OTCBB. As of March 15, 2004, 41,128,054 shares of common stock and 236,104 warrants were outstanding, and there were approximately 5,350 record and beneficial holders of common stock and 23 warrant holders of record. We have never paid dividends on our common equity securities. Furthermore, restrictions contained in the instruments governing our outstanding indebtedness prohibit us from paying dividends on the common stock in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 to our consolidated financial statements.

The following tables list the high and low closing sales prices of the common stock for each quarter of fiscal years 2003 and 2002. The sales prices were obtained from the OTCBB®. The prices quoted for the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2003
First quarter	$0.84	$0.36
Second quarter	0.75	0.47
Third quarter	0.69	0.26
Fourth quarter	0.49	0.30

2002
First quarter	$1.16	$0.63
Second quarter	1.20	0.72
Third quarter	1.06	0.81
Fourth quarter	0.85	0.57

Item 6. Selected Financial Data

Set forth below are certain selected financial data for the fiscal years ended December 31, 2003, December 25, 2002, December 26, 2001, December 27, 2000 and December 29, 1999. Such data generally has been derived from our consolidated financial statements for such periods, which have been audited. The following information should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report.

	Fiscal Year Ended
	December 31, 2003 (a)	December 25, 2002	December 26, 2001	December 27, 2000	December 29, 1999
	(In millions, except ratios and per share amounts)
Income Statement Data:
Operating revenue	$940.9	$948.6	$1,039.7	$1,155.2	$1,200.2
Operating income (loss) (b)	48.4	49.6	(19.7)	(0.3)	(195.9)
Income (loss) from continuing operations (c)	(31.5)	7.5	(88.5)	(82.5)	(275.8)
Basic and diluted income (loss) per share from continuing operations	(0.77)	0.19	(2.21)	(2.06)	(6.89)
Cash dividends per common share (d)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets (e)	$32.3	$33.7	$40.1	$56.4	$379.5
Working capital deficit (e)(f)	(160.5)	(119.1)	(147.5)	(170.6)	(197.0)
Net property and equipment	297.0	324.7	362.4	425.3	510.9
Total assets	506.7	551.5	607.3	745.3	1,236.3
Long-term debt, excluding current portion	538.3	591.5	645.1	593.7	615.4

Cash Flow Data:
Net cash flows provided by (used in) operating activities	26.6	8.8	8.2	(8.4)	(31.1)
Net cash flows provided by (used in) investing activities (g)	(13.9)	18.9	(75.1)	204.8	86.7
Net cash flows provided by (used in) financing activities (h)	(11.0)	(28.7)	46.3	(335.0)	(47.9)

(a)	The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared to 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $22.4 million of operating revenue in 2003.
(b)	Operating income (loss) includes restructuring and impairment charges of $4.6 million, $8.1 million, $30.5 million, $19.0 million and $136.5 million for 2003, 2002, 2001, 2000 and 1999, respectively. For a discussion of these charges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Notes 2 and 4 to our consolidated financial statements. Additionally, as a result of adopting Statement of Financial Accounting No. 142, or SFAS 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal year 2002, we are no longer amortizing goodwill and trade names. For a discussion of the adoption of SFAS 142, see Note 3 to our consolidated financial statements.
(c)	We have classified as discontinued operations restaurant subsidiaries El Pollo Loco, Inc., or EPL, and FRD. EPL was sold in 1999. We completed the divestiture of FRD in 2002. See Note 14 to our consolidated financial statements.
(d)	Our bank facilities have prohibited, and our public debt indentures have significantly limited, distributions and dividends on Denny’s Corporation (and its predecessors’) common equity securities. See Note 7 to our consolidated financial statements.

(e)	The current assets and working capital deficit amounts presented exclude net liabilities of discontinued operations of $15.1 million as of December 26, 2001, $69.4 million as of December 27, 2000 and $54.0 million as of December 29, 1999 related to FRD. We completed the divestiture of FRD in 2002. See Note 14 to our consolidated financial statements.
(f)	A negative working capital position is not unusual for a restaurant operating company. The increase in working capital deficit from December 25, 2002 to December 31, 2003 is primarily attributable to the reclassification of our term note of $40.0 million and revolving loans under our credit facility of $11.1 million to current liabilities as a result of their December 20, 2004 expiration date. See Note 7 to our consolidated financial statements. The decrease in working capital deficit from December 26, 2001 to December 25, 2002 is primarily related to the use of cash on hand and borrowings under the credit facility to satisfy current liabilities and the reduction of company-owned units from store closures. The decrease in working capital deficit from December 27, 2000 to December 26, 2001 is primarily related to the use of cash on hand and borrowings under the credit facility to satisfy current liabilities, the reduction in capital lease obligations resulting in a nonoperating gain recorded in 2001 and the reduction of company-owned units from refranchising activity and store closures. The decrease in working capital deficit from December 29, 1999 to December 27, 2000 is primarily attributable to the increase in Denny’s refranchising activity in 2000.
(g)	Net cash flows used in investing activities for 2002 include proceeds of $39.4 million of receipts from discontinued operations resulting primarily from the divestiture of FRD on July 10, 2002. For 2001, net cash flows used in investing activities include $53.3 million of advances to discontinued operations. For 2000, net cash flows from investing activities include $158.7 million of proceeds from the maturity of investments securing our in-substance defeased debt (see (h) below). For 1999, net cash flows provided by investing activities include net proceeds of $109.4 million from the sale of EPL.
(h)	Net cash flows used in financing activities for 2000 include the repayment of the $160.0 million principal amount of Denny’s mortgage notes and the repayment of the $153.3 million principal amount of our in-substance defeased debt through the use of the proceeds described in (g) above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our consolidated financial statements and other more detailed financial information appearing elsewhere herein.

Overview

Denny’s revenues are primarily derived from two sources: the sale of food and beverages at our company-owned restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name.

Sales at our company-owned restaurants are affected by many factors including competition, economic conditions affecting consumer spending, the political environment including acts of war and terrorism, weather and changes in tastes and preferences. Additionally, the change in the number of company-owed restaurants greatly affects our revenues. Company restaurant sales are generally transacted in cash or credit cards.

Changes in company-owned same store sales were as follows for 2003 as compared with 2002:

	Q1	Q2	Q3	Q4	YTD
Same-store sales increase (decrease)	(0.4)%	(0.6)%	(1.2)%	3.0%	0.2%
Guest check average increase	2.4%	3.9%	4.5%	2.0%	3.2%
Guest count increase (decrease)	(2.8)%	(4.3)%	(5.4)%	1.0%	(2.9)%

The first half of the year was particularly challenging for the restaurant industry as economic concerns, the war with Iraq and harsh weather conditions resulted in lower guest traffic at Denny’s and many other restaurant chains. During the first half of the year, we focused our marketing message on driving guests during our lunch, dinner and late night dayparts. Although we were successful in improving sales during these dayparts, we lost more guests than anticipated during breakfast. In response to the sales results for the first half, we launched a new media campaign in the third quarter which promoted a choice of three “Complete Breakfasts,” each for $4.99. This promotion built on two core strengths of the Denny’s brand — breakfast and value. Our same-store sales and guest counts improved considerably during the third quarter as sales recovered from negative 4.9% in July to positive 1.8% in September, with seven straight weeks of positive same-store sales to close the quarter. Denny’s same-store sales and guest counts continued to improve in the fourth quarter. The increase in our guest check average was from the effects of price increases in 2002 and 2003 and from customers trading to higher-priced menu items. During the second half of the year, we were able to leverage our breakfast credibility and began to increase guest counts across all dayparts.

Our costs of company restaurant sales are exposed to volatility in two main areas: product costs and payroll and benefit costs. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices. However, many of our purchasing agreements contain features that minimize price volatility by establishing price ceilings and/or floors. While we will address commodity cost increases which are significant and considered long-term in nature by adjusting menu prices, competitive circumstances can limit such actions, causing product costs as a percentage of sales to increase as they did in 2003. While we continuously monitor food costs, we expect that commodity prices will continue to be a challenge in 2004.

Payroll and benefit costs’ volatility primarily results from changes in minimum wage rates and increases in labor related expenses such as medical benefit costs and workers’ compensation costs. Additionally, declines in guest counts and investments in store level labor can cause payroll and benefit costs to increase as a percentage of sales, at least for short to moderate periods of time. During 2003, we invested significantly in labor by adding both management and staff labor to improve our hospitality and customer service and to ensure we had sufficient staff to handle our peak traffic periods. In the second half of 2003, we improved our labor efficiency, resulting in cost improvements, while continuing to maintain sufficiently staffed restaurants. Higher medical benefit costs and workers’ compensation expenses have also had a negative effect on earnings. For 2004, we have implemented new medical plans that we expect to have a positive impact on our total benefit costs compared with 2003.

Revenues from the collection of royalties and fees from franchisees are generally affected by the number of franchised restaurants and the sales of these restaurants. Franchise and license revenue include royalties that are based on a percentage of franchisee sales, initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees. Franchise and licensing revenues are generally billed and collected from franchisees on a weekly basis which minimizes the impact of bad debts on our costs of franchise and license revenues. Costs of franchise and license revenues include occupancy costs related to restaurants leased or subleased to franchisees; direct costs consisting primarily of payroll and benefit costs of franchise operations personnel; bad debt expense; and marketing expenses net of marketing contributions received from franchisees. The composition of the franchise portfolio and the nature of individual lease arrangements have a significant impact on franchise occupancy revenue, as well as the related franchise occupancy expense.

With approximately $593.5 million of total long-term debt, Denny’s is considered to be a highly leveraged company. We are dependent upon our senior secured credit facility, or credit facility, in order to provide sustained liquidity for continuing operations and to meet our anticipated cash requirements and fund capital expenditures. As a result of the negative sales trend in the first half of the year and the effects of higher operating costs throughout the year, profitability and cash flows were below our expectations for 2003. Accordingly, we were required to obtain an amendment to our credit facility to provide less restrictive financial covenants effective for the quarter ended June 25, 2003 and for the remaining term of the facility. In September, we amended and restated our $125 million revolving credit facility to include $40 million of term loans, thereby increasing the aggregate commitments to $165 million. We applied the $40 million term loan proceeds to pay down outstanding revolving loans thus enhancing our liquidity position.

Our credit facility expires on December 20, 2004. We believe that our forecasted cash flow from operations for 2004, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures until the expiration of our credit facility and through the end of 2004 under the assumption that we successfully negotiate a replacement credit facility. We believe that we will be able to successfully refinance our credit facility before it expires. If we are unable to negotiate a replacement credit facility, our financial condition and results of operations will be materially affected. See Liquidity and Capital Resources.

We continue to explore possible alternatives to improve our long-term liquidity and capital structure. To assist in this regard, we retained UBS Securities LLC as a financial advisor. We have not made a determination at this time whether we will ultimately seek to implement any specific alternative, and there can be no assurance that, if we do, our efforts will be successful.

Statements of Operations

	Fiscal Year Ended
	December 31, 2003 (a)		December 25, 2002		December 26, 2001
	(Dollars in thousands)
Revenue:
Company restaurant sales	$851,853	90.5%	$858,569	90.5%	$949,180	91.3%
Franchise and license revenue	89,092	9.5%	90,015	9.5%	90,548	8.7%

Total operating revenue	940,945	100.0%	948,584	100.0%	1,039,728	100.0%

Costs of company restaurant sales (b):
Product costs	219,193	25.7%	205,036	23.9%	237,721	25.0%
Payroll and benefits	368,641	43.3%	361,483	42.1%	382,864	40.3%
Occupancy	49,033	5.8%	49,198	5.7%	55,941	5.9%
Other operating expenses	118,563	13.9%	122,491	14.3%	142,281	15.0%

Total costs of company restaurant sales	755,430	88.7%	738,208	86.0%	818,807	86.3%

Costs of franchise and license revenue (b)	27,125	30.4%	28,576	31.7%	32,262	35.6%

General and administrative expenses	51,268	5.4%	50,001	5.3%	66,920	6.4%
Amortization of goodwill and other intangible assets with Indefinite lives	—	—	—	—	31,553	3.0%
Depreciation and other amortization	60,000	6.4%	83,251	8.8%	92,778	8.9%
Restructuring charges and exit costs	613	0.1%	3,521	0.4%	16,863	1.6%
Impairment charges	3,986	0.4%	4,556	0.5%	13,630	1.3%
Gains on disposition of assets and other, net	(5,844)	(0.6)%	(9,127)	(1.0)%	(13,340)	(1.3)%

Total operating costs and expenses	892,578	94.9%	898,986	94.8%	1,059,473	101.9%

Operating income (loss)	48,367	5.1%	49,598	5.2%	(19,745)	(1.9)%

Other expenses:
Interest expense, net	78,190	8.3%	76,401	8.1%	73,235	7.0%
Other nonoperating expense (income), net	901	0.1%	(32,915)	(3.5)%	(6,007)	(0.6)%

Total other expenses, net	79,091	8.4%	43,486	4.6%	67,228	6.5%

Income (loss) before income taxes	(30,724)	(3.3)%	6,112	0.6%	(86,973)	(8.4)%
Provision for (benefit from) income taxes	759	0.1%	(1,422)	(0.2)%	1,571	0.2%

Income (loss) from continuing operations	(31,483)	(3.3)%	7,534	0.8%	(88,544)	(8.5)%
Discontinued operations
Income from operations of discontinued operations net of income tax benefit: $3,500	—	—	4,040	0.4%	—	—
Gain on sale of discontinued operations, net of income tax provision: $160	—	—	56,562	6.0%	—	—

Net income (loss)	$(31,483)	(3.3)%	$68,136	7.2%	$(88,544)	(8.5)%

Other Data:
Company-owned average unit sales	$1,520		$1,461		$1,420
Same-store sales increase (decrease) (company-owned) (c)(d)	0.2%		(1.0)%		2.7%
Guest check average increase (d)	3.2%		1.8%		1.7%
Guest count increase (decrease) (d)	(2.9)%		(2.8)%		0.9%

(a)	The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared to 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $22.4 million of total operating revenue in 2003.
(b)	Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.
(c)	Same-store sales include sales from restaurants that were open the same days in both the current year and prior year. For purposes of calculating same-store sales, the 53rd week of 2003 was compared to the 1st week of 2003.
(d)	Prior year amounts have not been restated for 2003 comparable units.

Unit Activity

	Ending Units December 25, 2002	Units Opened/ Acquired	Franchised Units Reacquired	Units Closed	Ending Units December 31, 2003
Company-owned restaurants	566	1	1	(7)	561
Franchised and licensed restaurants	1,110	17	(1)	(49)	1,077

	1,676	18	—	(56)	1,638

2003 vs. 2002

Company Restaurant Operations

During 2003 we realized a 0.2% increase in same store sales, comprised of a 2.9% decrease in guest counts and a 3.2% increase in guest check average. Company restaurant sales decreased $6.7 million (0.8%). The decrease would have been substantially larger except for the inclusion of the fifty-third week representing approximately $20.7 million of company restaurant sales. Lower sales resulted primarily from a 25 equivalent-unit decrease in company-owned restaurants partially offset by the fifty-third week of company operations and the 0.2% increase in same-store sales for the current year. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.7% from 86.0%. Product costs increased to 25.7% from 23.9%, including the impact of a $4.9 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. This deferred gain became fully amortized in September of 2003. Excluding the amortization of deferred gains for both years, product costs as a percentage of sales were 26.0% in 2003 and 24.8% in 2002. This increase in product cost resulted from unfavorable commodity costs, especially pork and beef, quality improvements to existing products and a shift in menu mix. Payroll and benefits increased to 43.3% from 42.1% due to increased restaurant staffing levels aimed at improving customer satisfaction, higher workers’ compensation and medical costs and higher wage rates. Occupancy costs increased slightly to 5.8% from 5.7% of company restaurant sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 31, 2003		December 25, 2002
	(Dollars in Thousands)
Utilities	$38,410	4.5%	$36,443	4.2%
Repairs and maintenance	17,984	2.1%	19,471	2.3%
Marketing	28,995	3.4%	35,273	4.1%
Other	33,174	3.9%	31,304	3.7%

Other operating expenses	$118,563	13.9%	$122,491	14.3%

The decrease in marketing expenses as a percentage of company restaurant sales resulted primarily from lower contributions to the marketing budget by company-owned restaurants. As a percentage of sales, other operating expenses were not significantly affected by the 53rd week.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

	Fiscal Year Ended
	December 31, 2003		December 25, 2002
	(Dollars in Thousands)
Royalties and initial fees	$56,059	62.9%	$56,039	62.3%
Occupancy revenue	33,033	37.1%	33,976	37.7%

Franchise and license revenue	89,092	100.0%	90,015	100.0%

Occupancy costs	21,704	24.3%	22,613	25.1%
Other direct costs	5,421	6.1%	5,963	6.6%

Costs of franchise and license revenue	$27,125	30.4%	$28,576	31.7%

The revenue decrease of $0.9 million (1.0%) resulted from a net 33-unit decrease in franchised and licensed units due to unit closures and a decrease in initial franchise fees on fewer franchise restaurant openings, partially offset by approximately $1.7 million of revenues recorded for the fifty-third week of franchise activity in 2003.

Costs of franchise and license revenue decreased $1.5 million (5.1%) as a result of the decrease in franchised and licensed units and a reduction in administrative fees. As a percentage of franchise and license revenues, these costs decreased to 30.4% for the year ended December 31, 2003 from 31.7% for the year ended December 25, 2002.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses increased $1.3 million (2.5%) compared to the year ended December 25, 2002. The increase resulted primarily from the elimination of management and support service fees paid by FRD due to its divestiture in the prior year (approximately $6.8 million) and the incurrence of costs related to exploring possible alternatives to improve our long-term liquidity and capital structure (approximately $1.8 million). These increases were partially offset by reductions in corporate overhead related to organizational changes.

Depreciation and other amortization decreased $23.3 million primarily resulting from certain assets becoming fully depreciated in January 2003. In January 1998, certain assets were revalued and assigned a five year life as a result of the company’s emergence from bankruptcy.

Restructuring charges and exit costs of $0.6 million for the year ended December 31, 2003 reflect the recording of restructuring charges related to the elimination of approximately sixty out-of-restaurant support staff positions (approximately $2.2 million) partially offset by the reversal of rent obligations resulting from our release from the remaining lease term of our former corporate headquarters in California (approximately $1.6 million). Exit costs of $3.5 million recorded in 2002 primarily represent additional provisions for future rent obligations on Denny’s former corporate headquarters facility in California due to the bankruptcy of our most significant subtenant.

Impairment charges of $4.0 million for the year ended December 31, 2003 and $4.6 million for the year ended December 25, 2002 were recorded and relate to the identification of certain underperforming restaurants.

Gains on disposition of assets and other, net of $5.8 million in 2003 and $9.1 million in 2002 primarily represent gains on cash sales of surplus properties.

Operating income was $48.4 million for the year ended December 31, 2003 compared with $49.6 million for the year ended December 25, 2002.

Interest expense, net, for the year ended December 31, 2003 was comprised of $79.5 million of interest expense offset by $1.3 million of interest income compared with $79.8 million of interest expense offset by $3.4 million of interest income for the year ended December 25, 2002. The decrease in interest expense resulted from the effects of our senior note exchanges and the effects of a reduction in discounted accrued exit cost liabilities, partially offset by higher deferred financing cost amortization related to our credit facility and a 53rd week of interest in 2003. The decrease in interest income resulted from the repayment in 2002 of the credit facility with FRD Acquisition Co., our former subsidiary (with respect to which Denny’s was the lender).

Other nonoperating expense, net of $0.9 million for the year ended December 31, 2003 primarily represents the loss on the early extinguishment of $3.0 million of industrial revenue bonds. Other nonoperating income of $32.9 million for year ended December 25, 2002 primarily represents a gain related to the issuance of our 12 3/4% Senior Notes due 2007, or 12 3/4% Notes, in exchange for a portion of our 11 1/4% Senior Notes due 2008, or 11 1/4% Notes.

The provision for (benefit from) income taxes was $0.8 million and $(1.4) million for the year ended December 31, 2003 and December 25, 2002, respectively. Included in income taxes for the year ended December 25, 2002 was a $2.7 million benefit related to the enactment of H.R. 3090, the Job Creation and Worker Assistance Act of 2002. Excluding this benefit, we recorded a provision for income taxes of $1.3 million for the year ended December 25, 2002. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances. Without such tax planning strategies, our valuation allowance would have increased by approximately $11 million. See Note 9 to our consolidated financial statements.

As a result of the divestiture of FRD, we recorded a gain on disposal of discontinued operations of $56.6 million during the year ended December 25, 2002. Additionally, during the year ended December 25, 2002, we recorded income from discontinued operations of $4.0 million as a result of the reversal of liabilities related to entities previously reported as discontinued operations.

Net loss was $31.5 million for the year ended December 31, 2003 compared with net income of $68.1 million for the year ended December 25, 2002 due to the factors noted above.

2002 vs. 2001

Company Restaurant Operations

During 2002, we realized a 1.0% decline in same-store sales, comprised of a 2.8% decrease in guest counts and a 1.8% increase in guest check average. Company restaurant sales declined $90.6 million (9.5%) primarily due to a net 55-unit decrease in company-owned restaurants as a result of store closures and the sale of restaurants to franchisees.

During 2002, we focused our attention on basic operational functions and improving hospitality in the restaurants. Our financial results improved during 2002 due to more efficient cost management in the restaurants, the closure of underperforming restaurants and reduced general and administrative expenses. As a result, total costs of company restaurant sales decreased $80.6 million (9.8%). As a percentage of company restaurant sales, total costs of company restaurant sales decreased to 86.0% from 86.3%. Specifically, product costs decreased to 23.9% from 25.0% resulting from favorable commodity costs and improved food waste controls. Payroll and benefits increased to 42.1% from 40.3% due to increased restaurant staffing levels, wage rate increases and higher health benefit costs. Occupancy costs decreased to 5.7% from 5.9% primarily as a result of the closure of underperforming units.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 25, 2002		December 26, 2001
	(Dollars in Thousands)
Utilities	$36,443	4.2%	$44,795	4.7%
Repairs and maintenance	19,471	2.3%	28,236	3.0%
Marketing	35,273	4.1%	32,791	3.5%
Other	31,304	3.7%	36,459	3.8%

Other operating expenses	$122,491	14.3%	$142,281	15.0%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

	Fiscal Year Ended
	December 25, 2002		December 26, 2001
	(Dollars in Thousands)
Royalties and initial fees	$56,039	62.3%	$56,154	62.0%
Occupancy revenue	33,976	37.7%	34,394	38.0%

Franchise and license revenue	$90,015	100.0%	$90,548	100.0%

Occupancy costs	$22,613	25.1%	$20,297	22.4%
Other direct costs	5,963	6.6%	11,965	13.2%

Costs of franchise and license revenue	$28,576	31.7%	$32,262	35.6%

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

General and administrative expenses decreased $16.9 million (25.3%) for the year ended December 25, 2002 compared with the year ended December 26, 2001. The year ended December 26, 2001 included approximately $1.6 million of senior management recruiting expenses. The remaining decrease resulted from organizational changes implemented during 2001 and 2002 and the reversal of annual bonus accruals during the fourth quarter of 2002 because bonus targets had not been met.

Depreciation and amortization, including amortization of goodwill and other intangible assets with indefinite lives, decreased $41.1 million primarily as a result of the implementation of SFAS 142 relating to the discontinuance of amortization of goodwill (including reorganization value). See Notes 2 and 3 to our consolidated financial statements.

Lower refranchising activity during the year ended December 25, 2002 resulted in a $4.2 million decrease in gains on disposition of assets and other, net. Approximately $8.2 million of gains recorded during 2002 were the result of sales of surplus properties compared to $4.3 million during 2001.

Impairment charge of $4.6 million in 2002 and $13.6 million in 2001 related to the identification of certain underperforming restaurants.

Restructuring charges and exit costs of $3.5 million recorded in 2002 primarily represent additional provisions for future rent obligations on Denny’s former corporate headquarters facility in California due to the bankruptcy of our most significant subtenant.

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

Other nonoperating income, net for the year ended December 25, 2002 primarily represents a gain of $32.9 million on the exchange of debt. For further information regarding our debt exchange, see Note 7 to the consolidated financial statements. As a result of the settlement of the remaining issues related to our former information systems outsourcing contract with IBM, approximately $7.8 million of capital lease obligations were forgiven and a gain was recognized as a component of other nonoperating income in 2001.

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

As a result of the divestiture of FRD, we recorded a gain on sale of discontinued operations of $56.6 million during the year ended December 25, 2002. See Note 14 to our consolidated financial statements. Additionally, during the year ended December 25, 2002, we recorded income from operations of discontinued operations of $4.0 million as a result of the reversal of liabilities related to entities previously reported as discontinued operations.

Net income was $68.1 million for the year ended December 25, 2002 compared with a net loss of $88.5 million for the year ended December 26, 2001 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our credit facility and, in recent years, cash proceeds from the sale of surplus properties, sale-leaseback transactions and the sale of restaurants to franchisees. The following table sets forth a calculation of our cash provided by operations, for the periods indicated:

	Fiscal Year Ended
	December 31, 2003	December 25, 2002
	(In thousands)
Net income (loss)	$(31,483)	$68,136
(Gain) loss on early extinguishment of debt	1,192	(32,900)
Impairment charges	3,986	4,556
Restructuring charges and exit costs	613	3,521
Gains on disposition of assets and other, net	(5,844)	(9,127)
Gain on sale of discontinued operations	—	(56,562)
Income from discontinued operations	—	(4,040)
Other noncash charges	61,094	78,456
Change in certain working capital items	2,358	(29,364)
Change in other assets and other liabilities, net	(5,308)	(13,855)

Cash provided by operations	$26,608	$8,821

The improvement in cash flows from operations compared with the prior year is due primarily to the higher use of cash in the prior year to settle certain working capital items and long term liabilities such as liabilities for interest, severance, litigation and exit costs.

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. Net cash flows used for investing activities were $13.9 million for 2003. Our capital expenditures were $33.4 million. Of that amount, $1.4 million was financed through capital leases. Capital expenditures during 2004 are expected to total $35 million to $45 million; however, we are not committed to spending this amount and could spend less if circumstances require. Capital expenditures were offset by net proceeds from dispositions of property of $18.1 million, including $4.7 million from sale-leaseback transactions. There were no sales of restaurants to franchisees during 2003.

Cash flows used in financing activities were $11.0 million for 2003 which primarily represents activity under our credit facility. We entered into our credit facility in December 2002. The credit facility initially provided Denny’s with a working capital and letter of credit facility of up to $125 million. We obtained an amendment to the credit facility to provide less restrictive financial covenants effective for the quarter ended June 25, 2003 and the remaining term of the credit facility. On September 26, 2003, we amended and restated our $125 million credit facility to include $40 million of term loans, thereby increasing the aggregate commitments to $165 million. The new term loans will not amortize prior to maturity. We used the $40 million term loan proceeds to pay down outstanding revolving loans, thus increasing availability under the revolving portion of the credit facility and enhancing our current liquidity position. Effective December 31, 2003, commitments under the credit facility were reduced to $161 million as scheduled in the credit agreement. The amended and restated facility, including the new term loans, will mature on December 20, 2004.

At December 31, 2003, we had outstanding revolving loans of $11.1 million, letters of credit of $35.1 million and term loans of $40.0 million under our credit facility, leaving net availability of $74.8 million. At March 15, 2004, we had outstanding revolving loans of $10.0 million, letters of credit of $35.1 million and term loans of $40.0 million under our credit facility, leaving net availability of $75.9 million. Revolving loans under the credit facility accrue interest at a variable rate (approximately 6.7% at December 31, 2003 and 6.1% at March 15, 2004) based on the prime rate or an adjusted Eurodollar rate. Term loans bear interest at a fixed rate of 11.0% per annum.

The credit facility is generally secured by liens on the stock of our subsidiaries, accounts receivable, intellectual property, cash and cash accounts. In addition, the facility is secured by first-priority mortgages on 240 owned restaurant properties and our corporate headquarters located in Spartanburg, South Carolina, with an aggregate fair value of approximately $248 million, based on appraisals obtained in October 2002. Denny’s Corporation and its subsidiaries are guarantors under the credit facility. The credit facility contains certain financial covenants (i.e., minimum EBITDA (as defined under the credit facility) requirements, total debt to EBITDA ratio requirements and total senior secured debt to EBITDA requirements), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. We were in compliance with the terms of the credit facility, as amended, as of December 31, 2003, and we expect to remain in compliance with the terms of our credit facility through its expiration date.

We continue to be dependent upon our credit facility in order to provide sustained liquidity for continuing operations. We believe that our forecasted cash flow from operations for 2004, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures through December 20, 2004, the expiration date of the credit facility, and through the end of 2004 under the assumption that we successfully negotiate a replacement credit facility.

Our ability to maintain continuity of operations will depend on a number of factors, including our ability to negotiate a replacement credit facility. We believe we will be able to successfully obtain a replacement senior secured credit facility, based on the following key considerations:

1)	Although we are a highly leveraged company, our senior secured leverage (total debt less our 11 1/4% Notes and 12 3/4% Notes) is relatively low which we believe provides sufficient capacity for an adequate replacement facility.

2)	We benefit from a significant owned real estate portfolio that would be available as collateral, if needed, for a replacement facility These assets have an aggregate fair value of approximately $248 million, which is well in excess of our credit facility needs.

3)	Other than our credit facility, we have no other significant debt maturities coming due until our senior notes mature in 2007 and 2008. See Note 7 to our consolidated financial statements.

4)	Despite our non-investment grade credit profile, we believe there is a relatively strong market for a secured loan transaction for Denny’s, especially among institutional lenders, based on preliminary discussions with potential interested sources.

We believe that we will be able to obtain a refinancing of our credit facility before our current facility expires. If we are unable to obtain such additional financing, when needed, on terms favorable to the Company, our financial condition and results of operations will be materially affected.

Our future contractual obligations and commitments at December 31, 2003 consist of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$552,288	$51,714	$477	$499,723	$374
Capital lease obligations	60,598	7,732	14,142	11,915	26,809
Operating lease obligations	345,424	47,791	86,500	69,060	142,073
Interest obligations (a)	258,005	62,387	116,148	79,402	68
Pension and other defined contribution plan obligations (b)	5,253	5,253	—	—	—
Purchase obligations (c)	103,770	84,293	19,477	—	—

Total	$1,325,338	$259,170	$236,744	$660,100	$169,324

(a)	Interest obligations represent payments related to our 11 1/4% Notes, 12 3/4% Notes, other fixed rate debt and our term loan through its expiration date on December 20, 2004. These amounts do not include an estimate of interest on our revolving loans under our credit facility due to the fact that balances outstanding will vary. No assumptions have been made for possible refinancing of these long-term debt instruments. See Note 7 to our consolidated financial statements for balances and terms of our credit facility at December 31, 2003.
(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 31, 2003. Amounts cannot be estimated for more than one year at the date of this report.
(c)	Purchase obligations include amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes. In most cases, these agreements have provisions that would allow us to cancel such agreements with appropriate notice. Amounts included in the table above represent our estimate of minimum purchases required as a result of these cancellation provisions.

At December 31, 2003, our working capital deficit was $160.5 million compared with $119.1 million at December 25, 2002. The working capital deficit increase of $41.4 million resulted from reclassification of balances outstanding of $51.1 million under our credit facility and term loans to current liabilities due to their December 20, 2004 due date. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to self-insurance liabilities, impairment of long-lived assets, and restructuring and exit costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. These estimates include assumptions regarding claims frequency and severity as well as changes in our business environment, medical costs and the regulatory environment that could impact our overall self-insurance costs.

During 2003, we began to experience worsening trends related to workers’ compensation costs, especially in California. Approximately 40% of our workers’ compensation liabilities relate to California. As a result of these trends, we recorded $2.0 million of additional workers’ compensation expense in the second half of the year in addition to our periodic estimated cost per labor hour. We believe that these trends may continue into 2004.

Total discounted insurance liabilities at December 31, 2003 and December 25, 2002 were $37.2 million and $36.3 million, respectively, reflecting a 5% discount rate for 2003 and 2002. The related undiscounted amounts at such dates were $41.8 million and $40.9 million, respectively.

Impairment of long-lived assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis or whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant and our plans for restaurant closings. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing our assessment, we must make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges.

During 2003, 2002 and 2001, we recorded impairment charges of $4.0 million, $4.6 million and $13.6 million, respectively, for underperforming restaurants, including restaurants closed. At December 31, 2003, we had a total of 32 restaurants with an aggregate net book value of approximately $3.2 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

Restructuring and exit costs. As a result of changes in our organizational structure, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units or units identified for closure.

In assessing the discounted liabilities for future costs of obligations related to closed units prior to December 26, 2002, the date we adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, we make assumptions regarding the timing of units’ closures, amounts of future subleases, amounts of future property taxes and costs of closing the units.

As a result of the adoption of SFAS 146, discounted liabilities for future lease costs and the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to the units’ closures, including property taxes and maintenance related costs, are expensed as incurred.

Under either methodology, our most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 31, 2003, our total discounted liability for closed units was approximately $13.0 million, net of discounted actual subleases of $8.2 million and discounted estimated subleases of $6.0 million. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. See Note 4 to our consolidated financial statements.

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

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections.” Among other things, SFAS 145 eliminates FASB Statement No. 4, or SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”. Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result of the elimination of SFAS 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. We early adopted SFAS 145 in the second quarter of 2002. As a result, we reclassified a $7.8 million extraordinary item recorded in 2001 to our nonoperating income during 2002. In addition, our gains and losses from extinguishments of debt in 2002 and 2003 are also reported in nonoperating expense (income).

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement did not have a material impact on our financial position and results of operations; however, the timing of the recognition of future costs under SFAS 146 is substantially different than the timing under EITF 94-3. See Note 4 to our consolidated financial statements. SFAS 146 became effective for exit and disposal activities initiated after December 31, 2002.

FASB Interpretation No. 45, or FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 had no material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock Based Compensation” and provides for alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. The transition guidance and annual disclosure provision of the statement are effective for fiscal years beginning after December 15, 2002. In accordance with the statement, we will continue to use the intrinsic value method and disclose the required pro-forma information in the notes to the consolidated financial statements. See Note 2 to our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FIN No. 46 (Revised) (FIN 46-R) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains, it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation had no effect on our consolidated financial statements as of and for the fiscal year ended December 31, 2003. We will fully adopt FIN 46-R during the first quarter of 2004. We currently do not expect the adoption of FIN 46-R to have a material effect on our consolidated financial statements. However, we are still assessing the impact of FIN 46-R on certain transactions that occurred before February 1, 2003 in which we provided financial support to franchisees in the form of notes payable or direct financing leases for approximately 31 of our 1,077 franchised units. Therefore, the full impact of adopting FIN 46-R cannot be fully established at the present time.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 had no effect on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised) (SFAS 132-R), Employer’s Disclosure about Pensions and Other Postretirement Benefits. SFAS 132-R retains disclosure requirements of the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS 132-R are reflected in our accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the credit facility bear interest at a variable rate based on the prime rate (prime rate plus 4%) or an adjusted Eurodollar rate (LIBOR plus 5%). A 100 basis point change in the credit facility interest rate (approximately 6.7% at December 31, 2003) would have caused the interest expense for 2003 to change by approximately $0.1 million. This computation is determined by considering the impact of hypothetical interest rates on the revolving portion of our credit facility at December 31, 2003. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $439.8 million at December 31, 2003. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at December 31, 2003 relates primarily to market quotations for our 11 1/4% Notes. See Note 7 to our consolidated financial statements.

Commodity Price Risk

We purchase certain food products such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, certain purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at December 31, 2003.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in accordance with the requirements of Item 304 of Regulation S-K, on April 22, 2003, we notified Deloitte & Touche LLP that it would not be retained to perform the audit of our financial statements for the fiscal year ending December 31, 2003. The decision not to retain Deloitte & Touche LLP was made by the Audit Committee of the Board of Directors and, upon recommendation by that committee, was approved by the full Board of Directors. Also as previously reported in accordance with the requirements of Item 304 of Regulation S-K, on April 22, 2003, our Audit Committee determined to engage KPMG LLP as independent accountants to audit our financial statements for the fiscal year ending December 31, 2003 and, upon recommendation by the Audit Committee, the decision was approved by the full Board of Directors.

Item 9A. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, Andrew F. Green) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Messrs. Marchioli and Green each concluded that Denny’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Denny’s files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item with respect to our directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934, our Audit Committee Financial Expert and our code of ethics is furnished by incorporation by reference to all information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Code of Ethics” in the proxy statement (to be filed later) in connection with Denny’s Corporation 2004 Annual Meeting of Shareholders (or will be filed by amendment to this report). The information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

The information required by this item will be furnished by incorporation by reference to all information under the captions entitled “Executive Compensation” and “Election of Directors — Compensation of Directors” in the proxy statement (or will be filed by amendment to this report).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be furnished by incorporation by reference to all information under the caption “General — Equity Security Ownership” in the proxy statement (or will be filed by amendment to this report).

Item 13. Certain Relationships and Related Transactions

Certain Transactions

The information required by this item is furnished by incorporation by reference to all information under the caption “Certain Transactions” in the proxy statement (or will be filed by amendment to this report).

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

11 1/4% Senior Notes Due 2008

At December 31, 2003, Denny’s Corporation had outstanding $379.0 million aggregate principal amount of 11 1/4% Notes. The 11 1/4% Notes are senior unsecured obligations of Denny’s Corporation and rank pari passu in right of payment to all senior indebtedness of Denny’s Corporation, including the obligations of Denny’s Corporation under the credit facility. However, the 11 1/4% Notes are effectively subordinated to Denny’s secured indebtedness, including indebtedness under the credit facility to the extent of the lenders’ security interests in Denny’s assets, and structurally subordinated to indebtedness of the subsidiaries of Denny’s Corporation under both the credit facility and the 12 3/4% Notes. Interest on the 11 1/4% Notes is payable semi-annually on July 15 and January 15 of each year. They will mature on January 15, 2008.

The 11 1/4% Notes are redeemable, in whole or in part, at the option of Denny’s at any time on or after January 14, 2004, at a redemption price equal to 103.750% of the principal amount thereof up to and including

January 14, 2005, at 101.875% of the principal amount thereof up to and including January 14, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

12 3/4% Senior Notes Due 2007

On April 15, 2002, we issued $70.4 million aggregate principal amount of Denny’s Corporation’s 12 3/4% Notes in exchange for $88.1 million aggregate principal amount of 11 1/4% Notes. During the fourth quarter of 2002, we closed a series of privately negotiated transactions whereby we issued an additional $50.0 million aggregate principal amount of 12 3/4% Notes in exchange for $62.5 million aggregate principal amount of 11 1/4% Notes.

At December 31, 2003, Denny’s Corporation and Denny’s Holdings, Inc. have outstanding $120.4 million aggregate principal amount of Denny’s Corporation’s and Denny’s Holdings, Inc.’s 12 3/4% Notes. Denny’s Corporation and its wholly owned subsidiary, Denny’s Holdings, Inc. (the direct parent of Denny’s restaurant operating subsidiaries), are jointly obligated with respect to the 12 3/4% Notes; therefore, the 12 3/4% Notes are structurally senior to the 11 1/4% Notes. The 12 3/4% Notes are senior unsecured obligations of Denny’s Corporation and Denny’s Holdings, Inc. and rank pari passu in right of payment to all senior indebtedness of Denny’s Corporation and Denny’s Holdings, Inc., including the obligations of Denny’s Corporation and Denny’s Holdings, Inc. under the credit facility. However, the 12 3/4% Notes are effectively subordinated to Denny’s secured indebtedness, including indebtedness under the credit facility to the extent of the lenders’ security interests in Denny’s assets, and structurally subordinated to indebtedness of the subsidiaries of Denny’s Holdings, Inc. under the credit facility. Interest on the 12 3/4% Notes is payable semi-annually on March 31 and September 30 of each year. They will mature on September 30, 2007.

The 12 3/4% Notes will be redeemable, in whole or in part, at the option of Denny’s at any time on or after September 30, 2004, at 106.375% of their principal amount thereof up to and including September 30, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

Item 14. Principal Accounting Fees and Services

The information required by this item will be furnished by incorporation by reference to all information under the caption entitled “Selection of Independent Public Auditors – 2003 Audit Information” in the proxy statement (or will be filed by amendment to this report).

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

(3) Exhibits: Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are electronically filed, to be a part hereof as of their respective dates.

Exhibit No.	Description
*2.1	Joint Plan of Reorganization of FCI and Flagstar, as amended November 7, 1997 and as confirmed by order of the United States Bankruptcy Court for the District of South Carolina entered November 12, 1997 (incorporated by reference to Exhibit 2.1 to FCI’s Form 8-K, dated November 12, 1997).

3.1	Restated Certificate of Incorporation of Denny’s dated March 3, 2003.

*3.2	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Advantica dated December 16, 1998 (incorporated by reference to Exhibit 3.2A to Amendment No. 2 to the Registration Statement (No. 333-72658) of Advantica (the “Advantica 2001 Form S-4 Amendment No. 2”)).

*3.3	By-Laws of Advantica, as amended through January 24, 2001 (incorporated by reference to Exhibit 3.1 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2001 (the “2001 First Quarter Form 10-Q”)).

*4.1	Indenture dated as of May 23, 1996 between FRD and the Bank of New York, as Trustee (the “FRD Indenture”) (incorporated by reference to Exhibit 4.1 to Registration Statements on Forms S-1 and S-4 dated as of September 6, 1996 (No. 333-07601) of FRD (the “FRD Form S-1/S-4”)).

*4.2	Indenture relating to the 11 1/4% Senior Notes (including the form of security) dated as of January 7, 1998, between Advantica and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Advantica’s Form 8-K filed January 15, 1998 (the “1998 Form 8-K”)).

*4.3	Indenture relating to the 12 3/4% Senior Notes (including form of security) dated April 13, 2002 among Denny’s and Denny’s Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Denny’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2002).

*4.4	Warrant Agreement (including the form of Warrant) (incorporated by reference to Exhibit 10.1 to the Form 8-A of Advantica filed January 7, 1998 relating to Advantica’s common stock warrants).

*4.5	Rights Agreement, dated as of December 15, 1998, between Advantica and Continental Stock Transfer and Trust Company, as Rights Agent (including form of right certificate) (incorporated by reference to Exhibit 1 to Advantica’s Form 8-A, filed December 15, 1998, relating to preferred stock purchase rights).

*10.1	Credit Agreement, dated January 7, 1998, among Denny’s, Inc., El Pollo Loco, Inc., Flagstar Enterprises, Inc., Flagstar Systems, Inc. and Quincy’s Restaurants, Inc., as borrowers, Advantica, as a guarantor, the lenders named therein, and The Chase Manhattan Bank, as administrative agent (the “Old Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the 1998 Form 8-K).

Exhibit No.	Description
*10.2	Amendment No. 1 and Waiver, dated as of March 16, 1998, relating to the Old Credit Agreement (incorporated by Reference to Exhibit 10.53 to the Registration Statement on Form S-1 (No. 333-45811) of Advantica).

*10.3	Amendment No. 2 and Waiver, dated as of May 21, 1998, relating to the Old Credit Agreement (incorporated by reference to Exhibit 10.1 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended July 1, 1998).

*10.4	Amendment No. 3 and Waiver, dated as of July 16, 1998, to the Old Credit Agreement (incorporated by reference to Exhibit 10.1 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

*10.5	Amendment No. 4, dated as of November 12, 1998, to the Old Credit Agreement (incorporated by reference to Exhibit 10.35 to Advantica’s Annual Report on Form 10-K for the year ended December 30, 1998).

*10.6	Advantica Restaurant Group Director Stock Option Plan, as amended through January 24, 2001 (incorporated by reference to Exhibit 10.1 to the 2001 First Quarter Form 10-Q).

*10.7	Amendment No. 5, dated March 12, 1999, to the Old Credit Agreement (incorporated by reference to Exhibit 10.3 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the “1999 First Quarter Form 10-Q”)).

*10.8	Amendment No. 6, dated December 20, 1999, to the Old Credit Agreement (incorporated by reference to Exhibit 10.37 to Advantica’s Annual Report on Form 10-K for the year ended December 29, 1999).

+*10.9	Merger Amendment, dated March 15, 1999, to the Advantica Restaurant Group Stock Option Plan and the Advantica Restaurant Group Officer Stock Option Plan (incorporated by reference to Exhibit 10.4 to the 1999 First Quarter Form 10-Q).

+*10.10	Advantica Stock Option Plan as amended through November 28, 2001 (incorporated by reference to Exhibit 10.19 to Advantica’s Annual Report on Form 10-K for the year ended December 26, 2001).

*10.11	Credit Agreement, dated May 14, 1999, among Coco’s Restaurants, Inc., Carrows Restaurants, Inc., and Jojo’s Restaurants, Inc., as borrowers, FRD Acquisition Co. and FRD Corporation, as guarantors, the lenders named therein, Credit Lyonnais New York Branch as administrative agent, and The Chase Manhattan Bank, as documentation agent and syndication agent (incorporated by reference to Exhibit 10.1 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

+*10.12	Form of Agreement, dated February 9, 2000, providing certain retention incentives and severance benefits for company management (incorporated by reference to Exhibit 10.2 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2000).

*10.13	Amendment No. 7, dated as of June 20, 2000, to the Old Credit Agreement (incorporated by reference to Exhibit 10.3 to Advantica’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2000).

*10.14	Amendment No. 8, dated as of December 26, 2000, to the Old Credit Agreement (incorporated by reference to Exhibit 10.26 to Advantica’s Annual Report on Form 10-K for the year ended December 27, 2000).

*10.15	Amendment No. 9, dated as of October 18, 2001, to the Old Credit Agreement (incorporated by reference to Exhibit 10.29 to Advantica 2001 S-4 Amendment No. 2.)

Exhibit No.	Description
*10.16	Stipulation and Agreement of Settlement, dated February 19, 2002, by and among FRD, the Creditors Committee, Advantica, Denny’s, Inc. FRI-M Corporation, Coco’s and Carrows, and as filed with the Bankruptcy Court on February 19, 2002 (incorporated by reference to Exhibit 99.1 to Advantica’s Form 8-K, dated February 19, 2001).

*10.17	Waiver and Agreement, dated as of June 17, 2002, (“Amendment No. 10”), to the Old Credit Agreement (incorporated by reference to Exhibit 10.1 to Denny’s Quarterly Report of Form 10-Q for the quarter ended September 25, 2002 (the “2002 Third Quarter 10-Q”)).

*10.18	Waiver and Agreement, dated as of June 27, 2002, (“Amendment No. 11”), to the Old Credit Agreement (incorporated by reference to the 2002 Third Quarter 10-Q).

*10.19	Credit Agreement, dated as of December 16, 2002, among Denny’s Inc. and Denny’s Realty, Inc., as borrowers, Denny’s Corporation, Denny’s Holdings, Inc. and DFO, Inc., as guarantors, the lenders named therein, JPMorgan Chase Bank, as administrative agent, Foothill Capital Corporation, as syndication agent and J.P. Morgan Securities Inc., as sole advisor, lead arranger and bookrunner (incorporated by reference to Exhibit 99.1 to Denny’s Form 8-K filed December 19, 2002).

*10.20	Guarantee and Collateral Agreement, dated as of December 16, 2002, among Denny’s Corporation, Denny’s Holdings, Inc., Denny’s Inc., Denny’s Realty, Inc., each other subsidiary loan party referenced therein and JPMorgan Chase, as collateral agent (incorporated by reference to Exhibit 99.2 to Denny’s Form 8-K filed December 19, 2002).

*10.21	First Amended Plan of Reorganization of FRD Acquisition, Co., confirmed by order of the United States Bankruptcy Court for the District of Delaware on June 20, 2002 (incorporated by reference to Exhibit 2.2 to Advantica’s Form 8-K dated July 10, 2002).

+*10.22	Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to Denny’s Registration Statement on Form S-8 (No. 333-03220) filed February 14, 2003).

+*10.23	Employment Agreement dated January 2, 2001 between Advantica and Nelson J. Marchioli (incorporated by reference to Exhibit 10.3 to the 2001 First Quarter Form 10-Q).

+*10.24	Amendment dated May 30, 2003 to Employment Agreement dated January 2, 2001 between Denny’s Corporation (formerly doing business as Advantica) and Nelson J. Marchioli (incorporated by reference to Exhibit 10.1 to Denny’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2003 (the “2003 Second Quarter Form 10-Q”).

*10.25	Amendment No. 1 dated as of June 30, 2003 to the Credit Agreement, dated as of December 16, 2002 among Denny’s Inc. and Denny’s Realty, Inc., as borrowers, Denny’s Corporation, Denny’s Holdings, Inc. and DFO, Inc., the lenders named therein, JPMorgan Chase Bank, as issuing bank, collateral agent and administrative agent, and Foothill Capital Corporation, as syndication agent (incorporated by reference to Exhibit 10.2 to the 2003 Second Quarter Form 10-Q).

*10.26	Credit Agreement, dated as of December 16, 2002, As Amended and Restated as of September 26, 2003, among Denny’s Inc. and Denny’s Realty, Inc., as borrowers, Denny’s Corporation, Denny’s Holdings., Inc. and DFO, Inc., as guarantors, the lenders named therein, JPMorgan Chase Bank, as administrative agent, Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as syndication agent and J.P. Morgan Securities Inc., as sole advisor, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to Denny’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2003 (the “2003 Third Quarter Form 10-Q”)).

Exhibit No.	Description
*10.27	Guarantee and Collateral Agreement, dated as of December 16, 2002, As Amended and Restated as of September 26, 2003, among Denny’s Corporation, Denny’s Holdings, Inc., Denny’s Inc., Denny’s Realty, Inc., each other subsidiary loan party referenced therein and JPMorgan Chase, as collateral agent (incorporated by reference to Exhibit 10.2 to the 2003 Third Quarter Form 10-Q).

+*10.28	Employment Agreement dated November 1, 2003 between Denny’s Corporation and Nelson J. Marchioli (incorporated by reference to Exhibit 10.3 to the 2003 Third Quarter Form 10-Q).

21	Subsidiaries of Denny’s.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte and Touche LLP.

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew F. Green, Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, and Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

+	Management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K:

On October 29, 2003, we reported on Form 8-K (under Items 7 and 12) that we issued a press release on October 29, 2003 announcing same-store sales for our company-owned restaurants during the five weeks period and the quarter ended September 24, 2003.

On October 3, 2003, we reported on Form 8-K (under Items 7 and 12) that we issued a press release on October 3, 2003 announcing financial results for the quarter ended September 24, 2003.

On September 29, 2003, we reported on Form 8-K (under Items 5 and 7) that we issued a press release on September 26, 2003 announcing that our operating subsidiaries, Denny’s Inc. and Denny’s Realty, Inc., have amended and restated their $125 million revolving credit facility to include a new $40 million term loan, thereby increasing the aggregate commitments to $165 million.

DENNY’S CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Denny’s Corporation:

We have audited the accompanying consolidated balance sheet of Denny’s Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Greenville, South Carolina

February 18, 2004

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheet of Denny’s Corporation and subsidiaries as of December 25, 2002 and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the two fiscal years in the period ended December 25, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Denny’s Corporation and subsidiaries at December 25, 2002, and the results of their consolidated operations and consolidated cash flows for each of the two fiscal years in the period ended December 25, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, in 2002 the Company changed its method of accounting for goodwill (including reorganization value) and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Greenville, South Carolina

February 7, 2003

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 31, 2003	December 25, 2002	December 26, 2001
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$851,853	$858,569	$949,180
Franchise and license revenue	89,092	90,015	90,548

Total operating revenue	940,945	948,584	1,039,728

Costs of company restaurant sales:
Product costs	219,193	205,036	237,721
Payroll and benefits	368,641	361,483	382,864
Occupancy	49,033	49,198	55,941
Other operating expenses	118,563	122,491	142,281

Total costs of company restaurant sales	755,430	738,208	818,807
Costs of franchise and license revenue	27,125	28,576	32,262
General and administrative expenses	51,268	50,001	66,920
Amortization of goodwill and other intangible assets with indefinite lives	—	—	31,553
Depreciation and other amortization	60,000	83,251	92,778
Restructuring charges and exit costs	613	3,521	16,863
Impairment charges	3,986	4,556	13,630
Gains on disposition of assets and other, net	(5,844)	(9,127)	(13,340)

Total operating costs and expenses	892,578	898,986	1,059,473

Operating income (loss)	48,367	49,598	(19,745)

Other expenses:
Interest expense, net	78,190	76,401	73,235
Other nonoperating expense (income), net	901	(32,915)	(6,007)

Total other expenses, net	79,091	43,486	67,228

Income (loss) before income taxes	(30,724)	6,112	(86,973)
Provision for (benefit from) income taxes	759	(1,422)	1,571

Income (loss) from continuing operations	(31,483)	7,534	(88,544)
Discontinued operations:
Income from operations of discontinued operations, net of income tax benefit — $3,500	—	4,040	—
Gain on disposal of discontinued operations, net of income tax provision — $160	—	56,562	—

Net income (loss)	$(31,483)	$68,136	$(88,544)

Basic earnings per share:
Income (loss) from continuing operations	$(0.77)	$0.19	$(2.21)
Discontinued operations, net	—	1.50	—

Net income (loss)	$(0.77)	$1.69	$(2.21)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.77)	$0.19	$(2.21)
Discontinued operations, net	—	1.49	—

Net income (loss)	$(0.77)	$1.68	$(2.21)

Weighted average and equivalent shares outstanding:
Basic	40,687	40,270	40,136

Diluted	40,687	40,583	40,136

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 25, 2002
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,363	$5,717
Receivables, less allowance for doubtful accounts of: 2003 — $1,706; 2002 — $1,783	9,771	11,980
Inventories	8,158	7,715
Other	6,965	8,329

Total Current Assets	32,257	33,741

Property, net	296,995	324,725
Other Assets:
Goodwill	50,404	50,073
Intangible assets, net	83,879	92,257
Deferred financing costs, net	9,887	12,646
Other	33,230	38,049

Total Assets	$506,652	$551,491

LIABILITIES
Current Liabilities:
Current maturities of notes and debentures	$51,714	$554
Current maturities of capital lease obligations	3,462	3,886
Accounts payable	40,617	50,660
Other	96,932	97,703

Total Current Liabilities	192,725	152,803

Long-Term Liabilities:
Notes and debentures, less current maturities	509,593	560,359
Capital lease obligations, less current maturities	28,728	31,177
Liability for insurance claims	25,585	25,160
Other noncurrent liabilities and deferred credits	62,953	60,883

Total Long-Term Liabilities	626,859	677,579

Total Liabilities	819,584	830,382

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common Stock:
$0.01 par value; shares authorized — 100,000; issued and outstanding: 2003 — 41,003; 2002 — 40,290	410	403
Paid-in capital	417,816	417,415
Deficit	(713,216)	(681,733)
Accumulated other comprehensive loss	(17,942)	(14,976)

Total Shareholders’ Deficit	(312,932)	(278,891)

Total Liabilities and Shareholders’ Deficit	$506,652	$551,491

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount
	(In thousands)
Balance, December 27, 2000	40,058	$401	$417,203	$(661,325)	$(2,540)	$(246,261)

Comprehensive loss:
Net loss	—	—	—	(88,544)	—	(88,544)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(80)	(80)
Additional minimum pension liability	—	—	—	—	(4,962)	(4,962)

Comprehensive loss	—	—	—	(88,544)	(5,042)	(93,586)
Issuance of common stock	85	—	90	—	—	90

Balance, December 26, 2001	40,143	401	417,293	(749,869)	(7,582)	(339,757)

Comprehensive income (loss):
Net income	—	—	—	68,136	—	68,136
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	176	176
Additional minimum pension liability	—	—	—	—	(7,570)	(7,570)

Comprehensive income (loss)	—	—	—	68,136	(7,394)	60,742
Issuance of common stock	106	2	87	—	—	89
Exercise of common stock options	41	—	35	—	—	35

Balance, December 25, 2002	40,290	403	417,415	(681,733)	(14,976)	(278,891)

Comprehensive loss:
Net loss	—	—	—	(31,483)	—	(31,483)
Other comprehensive loss:
Additional minimum pension liability	—	—	—	—	(2,966)	(2,966)

Comprehensive loss	—	—	—	(31,483)	(2,966)	(34,449)
Issuance of common stock	713	7	401	—	—	408

Balance, December 31, 2003	41,003	$410	$417,816	$(713,216)	$(17,942)	$(312,932)

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31, 2003	December 25, 2002	December 26, 2001
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(31,483)	$68,136	$(88,544)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Amortization of goodwill and other intangible assets with indefinite lives	—	—	31,553
Depreciation and other amortization	60,000	83,251	92,778
Impairment charges	3,986	4,556	13,630
Restructuring charges and exit costs	613	3,521	16,863
Amortization of deferred gains	(2,644)	(7,551)	(11,322)
Amortization of deferred financing costs	5,390	4,551	3,440
Gains on disposition of assets and other, net	(5,844)	(9,127)	(13,340)
Gain on sale of discontinued operations, net	—	(56,562)	—
Income from discontinued operations, net	—	(4,040)	—
Amortization of debt premium	(1,652)	(1,795)	(1,889)
(Gain) loss on early extinguishment of debt	1,192	(32,900)	(7,778)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	2,865	(4,903)	8,106
Inventories	(443)	848	1,710
Other current assets	1,445	881	1,519
Other assets	(1,785)	(346)	(3,698)
Increase (decrease) in liabilities:
Accounts payable	(3,498)	(3,156)	(5,027)
Accrued salaries and vacations	2,775	(7,701)	(355)
Accrued taxes	1,335	1,226	(582)
Other accrued liabilities	(2,121)	(16,559)	(19,871)
Other noncurrent liabilities and deferred credits	(3,523)	(13,509)	(9,033)

Net cash flows provided by operating activities	26,608	8,821	8,160

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended
	December 31, 2003	December 25, 2002	December 26, 2001
	(In thousands)
Cash Flows from Investing Activities:
Purchase of property	$(32,025)	$(41,689)	$(41,117)
Proceeds from disposition of property	18,076	17,167	29,189
Receipts from (advances to) discontinued operations, net	—	39,386	(53,339)
Deposits refunded (made) to secure FRD letters of credit	—	4,083	(9,790)

Net cash flows (used in) provided by investing activities	(13,949)	18,947	(75,057)

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit agreement	4,400	(12,000)	58,700
Deferred financing costs paid	(3,256)	(8,670)	(964)
Long-term debt payments	(7,413)	(5,189)	(6,936)
Proceeds from exercise of stock options	—	35	—
Net change in bank overdrafts	(4,744)	(2,923)	(4,467)

Net cash flows (used in) provided by financing activities	(11,013)	(28,747)	46,333

Increase (decrease) in cash and cash equivalents	1,646	(979)	(20,564)

Cash and Cash Equivalents at:
Beginning of year	5,717	6,696	27,260

End of year	$7,363	$5,717	$6,696

Supplemental Cash Flow Information:
Income taxes paid (refunds received), net	$627	$(2,397)	$2,191

Interest paid	$71,370	$76,992	$74,601

Noncash investing activities:
Notes received related to refranchising and sale of properties	$—	$382	$1,433

Notes forgiven related to reacquisition of restaurants	$366	$186	$1,146

Other investing activities	$1,467	$3,267	$2,068

Noncash financing activities:
Issuance of shares pursuant to compensation plans	$408	$—	$—

Capital leases entered into	$1,384	$1,176	$1,078

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of the largest restaurant companies in the United States. Denny’s is the nation’s largest family-style restaurant chain in terms of market share and number of units. At December 31, 2003, Denny’s operated 561 company-owned and 1,077 franchised/licensed restaurants in 49 states, the District of Columbia, 2 U.S. territories and 4 foreign countries, with principal concentrations in California, Florida and Texas.

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

With the completion of the FRD divestiture, our predecessor, Advantica Restaurant Group, Inc., or Advantica, completed its transition from a restaurant holding company to a one-brand entity; accordingly, on July 10, 2002, we changed our name to Denny’s Corporation.

At December 31, 2003, we had a shareholders’ deficit of approximately $312.9 million and have incurred net losses from continuing operations in two of the last three years. Our current senior secured credit facility, or credit facility, expires on December 20, 2004. We continue to be dependent upon our credit facility in order to provide sustained liquidity for continuing operations. We believe that our forecasted cash flow from operations for 2004, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures until the expiration of our credit facility and through the end of 2004 under the assumption that we successfully negotiate a replacement credit facility.

Our ability to maintain continuity of operations will depend on a number of factors, including our ability to negotiate a replacement credit facility. We believe that we will be able to successfully refinance our credit facility before it expires. If we are unable to negotiate a replacement credit facility, our financial condition and results of operations will be materially affected. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 7.

We continue to explore possible alternatives to improve our long-term liquidity and capital structure. We have not made a determination at this time whether we will ultimately seek to implement any specific alternative, and there can be no assurance that, if we do, our efforts will be successful.

Note 2. Summary of Significant Accounting Policies

The following accounting policies significantly affect the preparation of our consolidated financial statements:

Use of Estimates. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation Policy. The consolidated financial statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries, the most significant of which are Denny’s Holdings, Inc.; Denny’s, Inc. and DFO, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a year every five or six years. Fiscal 2003 includes 53 weeks of operations. Fiscal 2002 and 2001 each include 52 weeks of operations.

Cash Equivalents and Investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments for franchise royalties, rent, advertising and notes receivable. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends and periodic financial information which the franchisees are required to submit to us.

Inventories. Inventories are valued primarily at the lower of average cost (first-in, first-out) or market.

Property and Depreciation. We depreciate property by the straight-line method over its estimated useful life. We amortize property held under capital leases (at capitalized value) over its estimated useful life, limited by the lease term including option periods. The following estimated useful service lives were in effect during all periods presented in the financial statements:

Buildings — Five to twenty years

Equipment — Two to ten years

Leasehold Improvements — Estimated useful life limited by the lease term including option periods, generally between five and ten years.

Goodwill. Goodwill primarily represents goodwill recognized in accordance with SFAS 141, “Business Combinations” and excess reorganization value recognized in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, or SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as a result of our 1998 bankruptcy. Prior to 2002, we amortized goodwill and reorganization value on a straight-line basis over a period of no more than 20 years and 5 years, respectively; however, such amortization was discontinued at the beginning of fiscal year 2002 in accordance with the implementation of Statement of Financial Accounting Standards No. 142. See New Accounting Standards below and Note 3.

Other Intangible Assets. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements. These assets are amortized on the straight-line basis over the useful lives of the franchise and other agreements and, through 2001, over 40 years for trade names and trademarks.. The amortization for trade names and trademarks, which are considered indefinite-lived intangible assets, was discontinued at the beginning of fiscal year 2002 in accordance with the implementation of SFAS 142. See New Accounting Standards below and Note 3.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using a method that approximates the interest method over the terms of the respective debt issues.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Overdrafts. We have included in accounts payable on the consolidated balance sheets cash overdrafts totaling $12.7 million and $17.4 million at December 31, 2003 and December 25, 2002, respectively.

Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. Total discounted insurance liabilities at December 31, 2003 and December 25, 2002 were $37.2 million and $36.3 million, respectively, reflecting a 5% discount rate for 2003 and 2002. The related undiscounted amounts at such dates were $41.8 million and $40.9 million, respectively.

Deferred Gains. In 1995, we sold our distribution subsidiary, Proficient Food Company, or PFC. In conjunction with the sale, we entered into an eight-year distribution contract with the acquirer of PFC. This transaction resulted in a deferred gain of approximately $30.0 million that was amortized on a straight-line basis through September 2003 as a reduction of product costs. During 1996, we sold Portion-Trol Foods, Inc., or PTF, and the Mother Butler Pies division of Denny’s, our two food processing operations. In conjunction with these sales, we entered into five-year purchasing agreements with the acquirers. These transactions resulted in deferred gains totaling approximately $32.4 million that were amortized through December 26, 2001. Related to these purchasing agreements, we recognized gains of $2.6 million, $3.8 million and $9.3 million in 2003, 2002 and 2001, respectively. We reported deferred gain balances related to these purchasing agreements of $2.6 million in our consolidated balance sheet at December 25, 2002. The remaining balance of deferred gains was amortized through September 2003. No deferred gain balances remain as of December 31, 2003.

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

Income Taxes. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. While we have primarily considered ongoing, prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998 — see Note 9) would decrease income tax expense in the period such determination was made. At December 31, 2003 and December 25, 2002, the Company’s net deferred tax assets were fully reserved.

Fair Value of Financial Instruments. Our significant financial instruments are cash and cash equivalents, investments, receivables, accounts payable, accrued liabilities and long-term debt. Except for long-term debt, the fair value of these financial instruments approximate their carrying values based on their short maturities. See Note 7 for information about the fair value of long-term debt.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Company Restaurant Sales. Company restaurant sales are recognized when food and beverage products are sold at company-owned units. Proceeds from the sale of gift certificates are deferred and recognized as revenue when they are redeemed.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2003, 2002 and 2001, we recorded initial fees of $1.4 million, $1.9 million and $2.9 million, respectively. At December 31, 2003 and December 25, 2002, deferred fees were $1.2 million and $2.1 million, respectively. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. For 2003, our ten largest franchisees accounted for approximately 29.0% of our franchise revenues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2003, 2002 and 2001 was $29.0 million, $35.2 million and $39.1 million, respectively, net of contributions from franchisees of $33.7 million, $33.2 million and $32.3 million, respectively.

Restructuring and exit costs. Restructuring and exit costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units or units identified for closure.

In assessing the discounted liabilities for future costs of obligations related to closed units or units identified for closure prior to December 26, 2002, the date we adopted SFAS 146, we make assumptions regarding the timing of units’ closures, amounts of future subleases, amounts of future property taxes and costs of closing the units.

As a result of the adoption of SFAS 146, discounted liabilities for future lease costs and the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to the units closures, including property taxes and maintenance related costs, are expensed as incurred.

Impairment of long-lived assets. We assess impairment of long-lived assets such as owned and leased property whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant and our plans for restaurant closings. In accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, we write down long-lived assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.

Gains on Sales of Company-Owned Restaurants. We typically do not include real estate in our sales of company-owned restaurants; therefore, we recognize gains on sale transactions at the time collection of the sales price is reasonably assured. Any gains on sales of company-owned restaurants and surplus properties that include real estate are recognized when the cash proceeds from the sale exceed the minimum requirements (generally 20% of the sale price) as set forth in SFAS 66, “Accounting for Sales of Real Estate.” Total proceeds from the sales of company-owned restaurants and surplus properties were $18.1 million, $17.5 million and $30.6 million in 2003, 2002, and 2001, respectively. Of those amounts, we received cash proceeds of $18.1 million, $17.2 million, and $29.2 million in 2003, 2002 and 2001, respectively.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options. We have adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock Based Compensation,” while continuing to follow Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock-based compensation plans (i.e., the “intrinsic method”). Under APB 25, because the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense has been recognized in our statements of operations.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information follows:

	2003	2002	2001
	(In millions, except per share data)
Reported net income (loss)	$(31.5)	$68.1	$(88.5)
Less total stock-based compensation expense determined under fair value based method, net of related tax effects	1.4	1.9	2.4

Pro forma net income (loss)	$(32.9)	$66.2	$(90.9)

Basic:
As reported	$(0.77)	$1.69	$(2.21)
Pro forma	(0.81)	1.64	(2.26)
Diluted:
As reported	(0.77)	1.68	(2.21)
Pro forma	(0.81)	1.63	(2.26)

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options granted under the fair value method of that statement. The fair value of the stock options granted in 2003, 2002 and 2001 was estimated at the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for the grants:

	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	1.00	0.92	0.95
Risk-free interest rate	4.3%	4.0%	5.2%
Weighted average expected life	6.1 years	5.0 years	8.8 years

Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. See Note 12.

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

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” related to the disposal of a segment of a business. SFAS 144 became effective for us on December 27, 2001, the first day of our 2002 fiscal year. Our adoption of SFAS 144 had no impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections.” Among other things, SFAS 145 eliminates FASB Statement No. 4, or SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result of the elimination of SFAS 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. We early adopted SFAS 145 in the second quarter of 2002. As a result, we reclassified a $7.8 million extraordinary item recorded in 2001 to our nonoperating income during 2002. In addition, our gains from extinguishment of debt in 2002 were also reported in nonoperating expense (income).

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement did not have a material impact on our financial position and results of operations; however, the timing of the recognition of future costs under SFAS 146 will be substantially different than the timing under EITF 94-3. SFAS 146 became effective for exit and disposal activities initiated after December 31, 2002 and did not result in a material difference in our computation of exit cost charges when compared to what we would have recorded under EITF 94-3.

FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 had no material impact on our consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. SFAS 148 amends SFAS 123, “Accounting for Stock Based Compensation” and provides for alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. The transition guidance and annual disclosure provision of the statement are effective for fiscal years beginning after December 15, 2002. In accordance with the statement, we will continue to use the intrinsic value method and disclose the required pro-forma information in the notes to the consolidated financial statements. See Note 2.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FIN No. 46 (Revised) (FIN 46-R) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains, it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on our consolidated financial statements as of and for the fiscal year ended December 31, 2003. We will fully adopt FIN 46-R during the first quarter of 2004. We currently do not expect the adoption of FIN 46-R to have a material effect on our consolidated financial statements. However, we are still assessing the impact of FIN 46-R on certain transactions that occurred before February 1, 2003 in which we provided financial support to franchisees in the form of notes payable or direct financing leases for approximately 31 of our 1,077 franchised units. Therefore, the full impact of adopting FIN 46-R cannot be fully established at the present time.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 had no material effect on our consolidated financial statements.

In December 2003 the FASB issued SFAS No. 132 (Revised) (SFAS 132-R), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” SFAS 132-R retains disclosure requirements of the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. See Note 10.

Note 3. Change in Accounting for Goodwill and Other Intangible Assets

We adopted SFAS 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal year 2002, and as a result we are no longer amortizing reorganization value, goodwill and trade names.

During the first quarter of 2002, we completed our transitional testing of the useful lives of intangible assets with definite lives and our transitional assessment of impairment of goodwill and other intangible assets with

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indefinite lives as required by SFAS 142. We performed an impairment test and determined that none of the recorded goodwill or other intangible assets with indefinite lives was impaired and we concluded that the useful lives of intangible assets with definite lives were appropriate.

In accordance with SFAS 142, goodwill and other intangible assets with indefinite lives are tested for impairment at least annually, and more frequently if circumstances indicate that they may be impaired. We performed an annual impairment test as of December 31, 2003 and determined that none of the recorded goodwill or other intangible assets with indefinite lives was impaired.

The changes in carrying amounts of goodwill, including amounts previously reported as reorganization value, for the year ended December 31, 2003, following the adoption of SFAS 142 are as follows:

(In thousands)
Balance at December 25, 2002	$50,073
Goodwill related to acquisition of restaurant units	331

Balance at December 31, 2003	$50,404

The following table reflects intangible assets as reported at December 31, 2003 and at December 25, 2002:

	December 31, 2003		December 25, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$42,323	$—	$42,323	$—
Liquor licenses	356	—	1,084	—
Intangible assets with definite lives:
Franchise agreements	72,820	32,203	76,395	28,332
Foreign license agreements	1,780	1,197	1,780	993

	$117,279	$33,400	$121,582	$29,325

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2004	$5,436
2005	5,270
2006	4,990
2007	4,570
2008	3,929

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects consolidated operating results as though we adopted SFAS 142 as of the beginning of the year ended December 26, 2001:

	2003	2002	2001
	(In thousands)
Reported net income (loss)	$(31,483)	$68,136	$(88,544)
Add back amortization of reorganization value	—	—	28,692
Add back goodwill amortization	—	—	1,686
Add back trade name amortization	—	—	1,175

Adjusted net income (loss)	$(31,483)	$68,136	$(56,991)

Reported basic net income (loss) per share	$(0.77)	$1.69	$(2.21)
Add back amortization of reorganization value	—	—	0.72
Add back goodwill amortization	—	—	0.04
Add back trade name amortization	—	—	0.03

Adjusted net income (loss)	$(0.77)	$1.69	$(1.42)

Reported diluted net income (loss) per share	$(0.77)	$1.68	$(2.21)
Add back amortization of reorganization value	—	—	0.72
Add back goodwill amortization	—	—	0.04
Add back trade name amortization	—	—	0.03

Adjusted net income (loss)	$(0.77)	$1.68	$(1.42)

Note 4. Restructuring Charges and Exit Costs

As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units.

In assessing the discounted liabilities for future costs related to units closed or identified for closure prior to December 26, 2002, the date we adopted Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, we make assumptions regarding the timing of units’ closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

As a result of the adoption of SFAS 146, discounted liabilities for future lease costs and the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to unit closures, including property taxes and maintenance related costs, are expensed as incurred.

Restructuring charges and exit costs were comprised of the following:

	2003	2002	2001
	(In thousands)
Exit costs	$(1,543)	$3,271	$11,861
Severance and other restructuring charges	$2,156	$250	$5,002

Total restructuring charges and exit costs	$613	$3,521	$16,863

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exit costs recorded in 2003 primarily resulted from the reversal of approximately $1.6 million of exit costs recorded after we entered into a settlement agreement on the lease for our former corporate headquarters. Severance and other restructuring costs in 2003 relate to the elimination of approximately sixty out-of-restaurant support staff positions, all of which occurred during the fourth quarter of 2003.

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

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 25, 2002	$19,680
Provisions for units closed in 2003	228
Reversals of accrued exit costs, net	(1,771)
Payments, net	(6,883)
Interest accretion (included in interest expense)	1,790

Balance, December 31, 2003	$13,044

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2004	$3,608
2005	2,284
2006	1,881
2007	1,684
2008	1,280
Thereafter	9,046

Total	19,783
Less imputed interest	6,739

Present value of exit cost liabilities	$13,044

During 2003, 2002 and 2001, we recorded severance and outplacement costs related to restructuring plans of $6.5 million. Through December 31, 2003, approximately $5.4 million of these costs have been paid, of which $1.4 million was paid during the year ended December 31, 2003. The remaining balance of severance and placement costs of $1.1 million is expected to be paid during 2004.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Property, Net

Property, net, consists of the following:

	December 31, 2003	December 25, 2002
	(In thousands)
Property owned and subject to operating leases:
Land	$58,085	$62,360
Buildings and improvements	401,184	393,050
Other property and equipment	118,530	108,913

Total property owned	577,799	564,323
Less accumulated depreciation	297,880	259,620

Property owned, net	279,919	304,703

Property subject to capital leases:
Buildings and improvements, vehicles, and other equipment held under capital leases	41,487	44,902
Less accumulated amortization	24,411	24,880

Property held under capital leases, net	17,076	20,022

	$296,995	$324,725

Subtantially all owned property is pledged as collateral for the senior secured credit facility. See Note 7.

Note 6. Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2003	December 25, 2002
	(In thousands)
Accrued salaries and vacations	$24,831	$22,384
Accrued insurance, primarily current portion of liability for insurance claims	17,934	16,071
Accrued taxes	12,035	10,700
Accrued interest	23,469	22,694
Other	18,663	25,854

	$96,932	$97,703

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Debt and Liquidity

Long-term debt consists of the following:

	December 31, 2003	December 25, 2002
	(In thousands)
Notes and Debentures:
11 1/4% Senior Notes due January 15, 2008, interest payable semi-annually	$378,970	$378,970
12 3/4% Senior Notes due September 30, 2007, interest payable semi-annually	120,389	120,389
11.0% Term Loans due December 20, 2004	40,000	—
Revolving loans outstanding under credit facility, due December 20, 2004	11,100	46,700
Other notes payable, maturing over various terms to 10 years, payable in monthly and semi-annual installments with interest rates ranging from 7.5% to 9.17% (a)	586	3,626
Notes payable secured by equipment, maturing over various terms up to 6 years, payable in monthly and quarterly installments with interest rates ranging from 9.0% to 11.97% (b)	1,243	1,749
Capital lease obligations (see Note 8)	32,190	35,063

	584,478	586,497

Premium (discount), net (c):
11 1/4% Senior Notes, effective rate 10.79%	9,019	10,721
Other notes payable	—	(1,242)

Total debt	593,497	595,976
Less current maturities	55,176	4,440

Total long-term debt	$538,321	$591,536

(a)	Includes notes collateralized by restaurant and other properties with a net book value of $0.3 million at December 31, 2003.
(b)	Includes notes collateralized by equipment with a net book value of $0.4 million at December 31, 2003.
(c)	Upon emergence from bankruptcy on January 7, 1998, we adopted fresh start reporting in accordance with SOP 90-7 and adjusted our liabilities to their fair values, which resulted in our recording premiums or discounts related to our long-term notes.

Aggregate annual maturities of long-term debt, excluding capital lease obligations, at December 31, 2003 are as follows:

Year:	(In thousands)
2004	$51,714
2005	292
2006	185
2007	120,593
2008	379,130
Thereafter	374

$552,288

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11 1/4% Senior Notes Due 2008

At December 31, 2003, Denny’s Corporation had outstanding $379.0 million aggregate principal amount of 11 1/4% Notes due 2008, or 11 1/4% Notes. The 11 1/4% Notes are senior unsecured obligations of Denny’s Corporation and rank pari passu in right of payment to all senior indebtedness of Denny’s Corporation, including the obligations of Denny’s Corporation under the credit facility. However, the 11 1/4% Notes are effectively subordinated to Denny’s secured indebtedness, including indebtedness under the credit facility to the extent of the lenders’ security interests in Denny’s assets, and structurally subordinated to indebtedness of the subsidiaries of Denny’s Corporation under both the credit facility and the 12 3/4% Senior Notes due 2007. Interest on the 11 1/4% Notes is payable semi-annually on each July 15 and January 15 of each year. They will mature on January 15, 2008.

The 11 1/4% Notes are redeemable, in whole or in part, at the option of Denny’s at any time on or after January 14, 2004, at a redemption price equal to 103.750% of the principal amount thereof up to and including January 14, 2005, at 101.875% of the principal amount thereof up to and including January 14, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

12 3/4 % Senior Notes Due 2007

On April 15, 2002, we issued $70.4 million aggregate principal amount of Denny’s Corporation’s 12 3/4 % Senior Notes due 2007, or 12 3/4% Notes, in exchange for $88.1 million aggregate principal amount of our 11 1/4% Notes. . During the fourth quarter of 2002, we closed a series of privately negotiated transactions whereby we issued an additional $50.0 million aggregate principal amount of 12 3/4% Notes in exchange for $62.5 million aggregate principal amount of 11 1/4% Notes. As a result of our completing the exchanges, we recorded a gain of approximately $32.9 million during the year ended December 25, 2002 (which is included in other nonoperating expense (income) in the accompanying financial statements). In addition, costs of approximately $2.3 million incurred in connection with this exchange of debt were deferred and will be amortized over the term of the 12 3/4% Notes.

At December 31, 2003 Denny’s Corporation and Denny’s Holdings, Inc. have outstanding $120.4 million aggregate principal amount of Denny’s Corporation’s and Denny’s Holdings, Inc.’s 12 3/4% Notes. Denny’s Corporation and its wholly owned subsidiary, Denny’s Holdings, Inc. (the direct parent of Denny’s restaurant operating subsidiaries), are jointly obligated with respect to the 12 3/4% Notes; therefore, the 12 3/4% Notes are structurally senior to the 11 1/4% Notes. The 12 3/4% Notes are senior unsecured obligations of Denny’s Corporation and Denny’s Holdings, Inc. and rank pari passu in right of payment to all senior indebtedness of Denny’s Corporation and Denny’s Holdings, Inc., including the obligations of Denny’s Corporation and Denny’s Holdings, Inc. under the credit facility. However, the 12 3/4% Notes are effectively subordinated to Denny’s secured indebtedness, including indebtedness under the credit facility to the extent of the lenders’ security interests in Denny’s assets, and structurally subordinated to indebtedness of the subsidiaries of Denny’s Holdings, Inc. under the credit facility. Interest on the 12 3/4% Notes is payable semi-annually on March 31 and September 30 of each year. They will mature on September 30, 2007.

The 12 3/4% Notes will be redeemable, in whole or in part, at the option of Denny’s at any time on or after September 30, 2004, at 106.375% of their principal amount thereof up to and including September 30, 2006, and thereafter at 100% of the principal amount thereof, together in each case with accrued interest.

Credit Facility

In December of fiscal 2002, we entered into a new senior secured credit facility, or credit facility, which initially provided Denny’s with a working capital and letter of credit facility of up to $125 million. We obtained

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an amendment to the credit facility to provide less restrictive financial covenants effective for the quarter ended June 25, 2003 and the remaining term of the credit facility. On September 26, 2003, we amended and restated our $125 million credit facility to include $40 million of term loans, thereby increasing the aggregate commitments to $165 million. The new term loans will not amortize prior to maturity. We used the $40 million term loan proceeds to pay down outstanding revolving loans, thus increasing availability under the revolving portion of the credit facility and enhancing our current liquidity position. Effective December 31, 2003, commitments under the Denny’s credit facility were reduced to $161 million as scheduled in the credit agreement. The amended and restated facility, including the new term loans, will to mature on December 20, 2004.

At December 31, 2003, we had outstanding revolving loans of $11.1 million, letters of credit of $35.1 million and term loans of $40.0 million under our credit facility, leaving net availability of $74.8 million. Revolving loans under the credit facility accrue interest at a variable rate (approximately 6.7% at December 31, 2003) based on the prime rate or an adjusted Eurodollar rate. Term loans bear interest at a fixed rate of 11.00% per annum.

The credit facility is generally secured by liens on the stock of our subsidiaries, accounts receivable, intellectual property, cash and cash accounts. In addition, the facility is secured by first-priority mortgages on 240 owned restaurant properties and our corporate headquarters located in Spartanburg, South Carolina, with an aggregate fair value of approximately $248 million (which represents substantially all of our owned properties), based on appraisals obtained October 2002. Denny’s Corporation and its subsidiaries are guarantors under the credit facility. The credit facility contains certain financial covenants (i.e., minimum EBITDA (as defined under the credit facility) requirements, total debt to EBITDA ratio requirements and total senior secured debt to EBITDA requirements), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. We were in compliance with the terms of the credit facility, as amended, as of December 31, 2003 and we expect to remain in compliance with the terms of our credit facility through its expiration date.

We believe we will be able to successfully obtain a replacement senior secured credit facility, based on the following key considerations:

1)	Although we are a highly leveraged company, our senior secured leverage (total debt less our 11 1/4% Notes and 12 3/4% Notes) is relatively low which we believe provides sufficient capacity for an adequate replacement facility.

2)	We benefit from a significant owned real estate portfolio that would be available as collateral, if needed, for a replacement facility. These assets have an aggregate fair value of approximately $248 million, which is well in excess of our credit facility needs.

3)	Other than our credit facility, we have no other significant debt maturities coming due until our senior notes mature in 2007 and 2008.

4)	Despite our non-investment grade credit profile, we believe there is a relatively strong market for a secured loan transaction for Denny’s, especially among institutional lenders, based on preliminary discussions with potential interested sources.

Fair Value of Long-Term Debt

The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) is approximately $439.8 million at December 31, 2003. The computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at December 31, 2003 relates primarily to market quotations for our 11 1/4% Notes.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Leases and Related Guarantees

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

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable is as follows:

	December 31, 2003	December 25, 2002
	(In thousands)
Total minimum rents receivable	$10,101	$9,637
Less unearned income	6,962	6,794

Net investment in direct financing leases receivable	$3,139	$2,843

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed units, at December 31, 2003 are as follows:

	Commitments		Lease Receipts
Year:	Capital	Operating	Direct Financing	Operating
	(In thousands)
2004	$7,732	$48,027	$693	$24,392
2005	7,220	45,015	693	23,983
2006	6,922	42,142	693	23,464
2007	6,354	38,014	693	22,896
2008	5,561	32,924	693	21,624
Thereafter	26,809	141,914	6,636	187,695

Total	60,598	$348,036	$10,101	$304,054

Less imputed interest	28,408

Present value of capital lease obligations	$32,190

The total rental expense included in the determination of income (loss) from continuing operations is as follows:

	2003	2002	2001
	(In thousands)
Base rents	$44,505	$44,900	$46,540
Contingent rents	6,201	6,336	6,768

	$50,706	$51,236	$53,308

Total rental expense in the above table does not reflect sublease rental income of $28.6 million, $29.4 million and $29.8 million for 2003, 2002 and 2001, respectively.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Income Taxes

A summary of the provision for (benefit from) income taxes attributable to the income (loss) from continuing operations is as follows:

	2003	2002	2001
	(In thousands)
Current:
Federal	$—	$(2,742)	$—
State, foreign and other	759	1,320	1,571

	759	(1,422)	1,571

Deferred:
Federal	—	—	—
State, foreign and other	—	—	—

	—	—	—

Provision for (benefit from) income taxes — continuing operations	$759	$(1,422)	$1,571

The total provision for (benefit from) income taxes related to:
Income (loss) from continuing operations	$759	$(1,422)	$1,571
Discontinued operations	—	(3,340)	—

Total provision for (benefit from) income taxes	$759	$(4,762)	$1,571

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities from continuing operations:

	December 31, 2003	December 25, 2002
	(In thousands)
Deferred tax assets:
Debt premium	$3,608	$3,792
Lease reserves	2,804	3,435
Self-insurance accruals	17,010	16,591
Capitalized leases	6,046	6,017
Closed store reserve	5,218	6,369
Fixed assets	12,288	6,985
Pension and other retirement plans	8,306	6,642
Other accruals	7,808	6,745
Capital loss carryforwards	12,358	12,882
Alternative minimum tax credit carryforwards	12,028	12,028
General business credit carryforwards	44,830	48,533
Net operating loss carryforwards	28,057	20,054
Less: valuation allowance	(126,316)	(113,112)

Deferred tax assets	34,045	36,961

Deferred tax liabilities:
Intangible assets	(34,045)	(36,961)

Total deferred tax liabilities	(34,045)	(36,961)

Net deferred tax liability	$—	$—

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have established a valuation allowance for the portion of the deferred tax assets for which it is more likely than not that a tax benefit will not be realized. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances.

Any subsequent reversal of the valuation allowance established in connection with fresh start reporting on January 7, 1998 (approximately $55 million at December 31, 2003) would be applied first to reduce reorganization value in excess of amounts allocable to identifiable assets, or reorganization value, then to reduce other identifiable intangible assets, followed by a credit directly to equity. In 2000, we settled all issues related to petitions we filed with the Internal Revenue Service, or IRS, to contest federal income tax deficiencies. In 2002 and 2001, computations of the federal income taxes and interest were completed and refunds were received related to the IRS settlement, and we recorded an additional reduction in reorganization value of $1.2 million in 2002 and $4.2 million in 2001. During 2002 and 2001, we filed amended federal income tax returns to forgo general business credits previously elected, which reduced the amount of general business credit carryforwards but increased the NOL carryforwards available to future years. These changes are reflected in the valuation allowance.

The difference between our statutory federal income tax rate and our effective tax rate on income (loss) from continuing operations before discontinued operations is as follows:

	2003	2002	2001
Statutory tax (benefit) rate	(35)%	35%	(35)%
Differences:
State, foreign, and other taxes, net of federal income tax benefit	1	20	1
Amortization of reorganization value in excess of amounts allocable to identifiable assets	—	—	12
Portion of net operating losses, capital losses and unused income tax credits resulting from the establishment or reduction in the valuation allowance	36	(80)	24
Other	—	2	—

Effective tax rate	2%	(23)%	2%

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

At December 31, 2003, Denny’s has available, on a consolidated basis, general business credit carryforwards of approximately $44.8 million, most of which expire in 2004 through 2019, and alternative minimum tax, or AMT, credit carryforwards of approximately $12 million, which never expire. Denny’s also has available regular NOL and AMT NOL carryforwards of approximately $80 million and $116 million, respectively, which expire in 2012 through 2023. In addition the Company has capital loss carryforwards

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available of approximately $35 million for regular tax and $54 million for AMT. Denny’s capital loss carryforwards, which will expire in 2007, can only be utilized to offset certain capital gains generated by the Company. Due to our reorganization on January 7, 1998, our ability to utilize the general business credit carryforwards, AMT credit carryforwards, and NOL carryforwards which arose prior to the reorganization is limited to a specified annual amount. The annual limitation for the utilization of these carryforwards is approximately $21 million for NOL carryforwards or $7 million for tax credits. The annual limitation may also be increased for the recognition of certain built-in gains. Regular NOL carryforwards of approximately $73 million and AMT NOL carryforwards of approximately $87 million that arose subsequent to the reorganization are not subject to any limitation as of the end of 2003, although limitations could be triggered by future changes in Denny’s stock ownership.

On March 9, 2002, President Bush signed into law H.R. 3090, the Job Creation and Worker Assistance Act of 2002, or the Act. The Act allowed us to carry back alternative minimum tax, or AMT, net operating losses generated during 2001, which resulted in a cash refund of 1998 AMT taxes paid of approximately $2.7 million in 2002.

Note 10. Employee Benefit Plans

We maintain several defined benefit plans for continuing operations which cover a substantial number of employees. Benefits are based upon each employee’s years of service and average salary. Our funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. The Pension Plan was closed to new participants as of December 31, 1999. Benefits will cease to accrue for Pension Plan participants as of December 31, 2004. We also maintain defined contribution plans.

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” are as follows:

	2003	2002	2001
	(In thousands)
Pension Plan:
Service cost	$298	$267	$266
Interest cost	2,874	2,805	2,713
Expected return on plan assets	(2,531)	(3,064)	(3,051)
Amortization of net loss	855	293	—

Net periodic benefit cost (gain)	$1,496	$301	$(72)

Other comprehensive loss	$3,053	$7,110	$4,791

Other Defined Benefit Plans:
Service cost	$392	$336	$510
Interest cost	239	239	229
Recognized net actuarial gain	56	15	(15)

Net periodic benefit cost	$687	$590	$724

Other comprehensive (income) loss	$(87)	$460	$171

Net pension and other defined benefit plan costs charged to continuing operations (including premiums paid to the Pension Benefit Guaranty Corporation) for 2003, 2002 and 2001 were $2.3 million, $1.1 million and $0.9 million, respectively.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the funded status and amounts recognized in our balance sheet for our pension plan and other defined benefit plans:

	Pension Plan		Other Defined Benefit Plans
	December 31, 2003	December 25, 2002	December 31, 2003	December 25, 2002
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$43,602	$39,680	$3,700	$4,526
Service cost	298	267	392	336
Interest cost	2,874	2,805	239	239
Actuarial losses (gains)	5,920	3,162	(75)	570
Benefits paid	(2,490)	(2,312)	(386)	(1,971)

Benefit obligation at end of year	$50,204	$43,602	$3,870	$3,700

Change in Plan Assets
Fair value of plan assets at beginning of year	$30,794	$31,003	$—	$—
Actual return on plan assets	4,613	(1,098)	—	—
Employer contributions	—	3,201	386	1,971
Benefits paid	(2,490)	(2,312)	(386)	(1,971)

Fair value of plan assets at end of year	$32,917	$30,794	$—	$—

Reconciliation of Funded Status
Funded status	$(17,287)	$(12,808)	$(3,870)	$(3,700)
Unrecognized losses	17,599	14,617	763	894

Net amount recognized	$312	$1,809	$(3,107)	$(2,806)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued benefit liability	$(17,086)	$(12,536)	$(3,651)	$(3,437)
Accumulated other comprehensive loss	17,398	14,345	544	631

Net amount recognized	$312	$1,809	$(3,107)	$(2,806)

Other:
Accumulated benefit obligation	$50,002	$43,331	$3,647	$3,418

The increase in minimum pension liability included in other comprehensive loss was $3.0 million and $7.6 million, as of December 31, 2003, and December 25, 2002, respectively.

Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 31, 2003, and December 25, 2002, were as follows:

	2003	2002
Discount rate	6.00%	6.75%
Rate of increase in compensation levels	4.00%	4.00%

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the three years ended December 31, 2003, were as follows:

	2003	2002	2001
Discount rate	6.75%	6.75%	7.25%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	9.50%	9.50%

In determining the expected long-term rate of return on assets, we evaluated input primarily from our actuaries, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns are based on broad equity and bond indices. Additionally, we considered our historical 10-year and 15-year compounded returns, which have been in excess of our forward-looking return expectations.

Our pension plan weighted-average asset allocations as a percentage of plan assets as of December 31, 2003, and December 25, 2002, by asset category, were as follows:

	2003	2002
Asset Category
Equity securities	50%	49%
Debt securities	50%	49%
Other	—	2%

Total	100%	100%

Our investment policy for pension plan assets is to maximize the total rate of return (income and appreciation) with a view to the long-term funding objectives of the pension plans. Therefore, the pension plan assets are diversified to the extent necessary to minimize risks and to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation.

We made $3.2 million of contributions to our qualified pension plans in 2002. No contributions were made to our qualified pension plans in 2003. We made contributions of $0.4 million and $2.0 million to our other defined benefit plans in 2003 and 2002, respectively. In 2004, we expect to contribute $5.1 million to our qualified pension plan and $0.2 million to our other defined benefit plans.

In addition, eligible employees can elect to contribute 1% to 15% of their compensation to 401(k) plans or 1% to 50% under other defined contribution plans. Under these plans, we make matching contributions, subject to certain limitations. Amounts charged to income from continuing operations under these plans’ operations were $1.5 million, $1.4 million and $1.9 million for 2003, 2002, and 2001 respectively.

Note 11. Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty. However, we believe, based on our examination of these matters and our experience to date, that the ultimate liability, if any, in excess of amounts already provided for in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

In January 2000, we entered into an agreement with Affiliated Computer Services, Inc., or ACS, to manage and operate our information technology for our corporate headquarters, restaurants and field management. Under the agreement, including expenditures related to FRD, we spent $1.7 million, $7.9 million and $13.5 million in

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, 2002, and 2001 respectively. In August 2002, we brought all services provided by ACS, except help desk services, in-house to our corporate headquarters. Our agreement with ACS expired on April 30, 2003 at which time help desk services were brought in-house to our corporate headquarters.

Note 12. Capital Structure

Stock Option Plans

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

On March 20, 2002, the Compensation and Incentives Committee of the Board of Directors of Denny’s (the “Compensation Committee”) adopted the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, or the Omnibus Plan, which later was approved by Denny’s shareholders on May 22, 2002. The Omnibus Plan permits the grant of a variety of incentive awards including stock options, stock appreciation rights, restricted stock units, performance shares, performance units, stock awards, cash-based awards and annual incentive awards. The Omnibus Plan replaces previous stock option plans as the vehicle for granting stock options by the Company to its employees.

The Compensation Committee has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. A total of 10,588,888 shares of the Company’s common stock have been authorized to be issued under the Omnibus Plan and previous stock option plans for employees. Under the terms of the above referenced plans, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

In addition to the plans above, we have adopted a Director Plan, the terms of which are substantially similar to the terms of the plans noted above. A total of 200,000 shares of Denny’s common stock are authorized to be issued under the Director Plan.

Under each plan, options granted to date generally vest evenly over 3 to 5 years, have a 10-year life and are issued at the market value at the date of grant.

A summary of our stock option plans is presented below.

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Option amounts in thousands)
Outstanding, beginning of year	5,891	$1.71	5,234	$2.34	2,491	$4.81
Granted	1,962	0.54	1,916	0.92	3,750	1.14
Exercised	—	—	(41)	0.84	—	—
Forfeited/Expired	(701)	1.17	(1,218)	3.21	(1,007)	3.99

Outstanding, end of year	7,152	1.44	5,891	1.71	5,234	2.34

Exercisable at year end	3,835	2.02	2,347	2.43	1,880	3.46

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003 (option amounts in thousands):

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price
$0.54 - 0.84	2,804	8.53	$0.65	1,047	$0.84
0.92 - 1.06	2,668	7.61	0.98	1,358	0.99
2.00	750	7.10	2.00	500	2.00
3.50 - 4.69	755	5.29	3.79	755	3.79
6.32 - 10.00	175	4.48	8.76	175	8.76

	7,152			3,835

The weighted average fair value per option of options granted during 2003, 2002 and 2001 was $0.42, $0.65 and $0.85, respectively.

Warrants

There were approximately 3.2 million warrants outstanding for each of the years ended December 31 2003, December 25, 2002 and December 26, 2001. Each warrant, when exercised, will entitle the holder to purchase one share of common stock at an exercise price of $14.60 per share, subject to adjustment for certain events. Such warrants may be exercised through January 7, 2005.

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

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (Loss) Per Share Applicable to Common Shareholders

	2003	2002	2001
	(In thousands)
Numerator for basic and diluted income (loss) per share — income (loss) from continuing operations	$(31,483)	$7,534	$(88,544)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	40,687	40,270	40,136
Effect of dilutive securities:
Contingently issuable shares	—	251	—
Options	—	62	—

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions of dilutive securities	40,687	40,583	40,136

Basic and diluted income (loss) per share from continuing operations	$(0.77)	$0.19	$(2.21)

The calculations of basic and diluted income (loss) per share have been based on the weighted average number of shares outstanding. Warrants have been omitted from the calculations of weighted average diluted shares for all periods presented because they have an antidilutive effect on income (loss) per share. Except for the year ended December 25, 2002, options have been omitted from the calculations because they have an antidilutive effect on loss per share.

Awards under a performance plan initiated in 2002 were earned during 2003 and 2002 based on the performance of our common stock relative to a peer group of restaurant companies and were payable 50% in cash and 50% in our common stock. Approximately $0.3 million and $0.5 million were earned and expensed under the plan in 2003 and 2002, respectively. Approximately 0.6 million shares were issued in 2003 pursuant to this performance plan, 0.3 million of which were earned in 2002 and reported as contingently issuable shares at December 25, 2002.

Note 13. Related Party Transactions

We have frequently sold company-owned restaurants to former employees, including our former executives. We received consideration totaling $13.2 million during 2001 from the sale of restaurants to related parties. Of those amounts, we received cash proceeds of $12.4 million during 2001. There were no sales of company-owned restaurants to former employees during 2002 or 2003.

Note 14. Discontinued Operations

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

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The FRD letters of credit secure certain obligations of FRD and its subsidiaries under various insurance programs which are anticipated to be satisfied in the ordinary course of business. Denny’s continues to provide $5.6 million of cash collateral supporting FRD’s letters of credit for a fee until the letters of credit terminate or are replaced. Denny’s also received a separate four-year note payable from reorganized FRD for continuing to provide the cash collateral. The cash collateral has been deposited with one of FRD’s former lenders and is reflected as a component of other noncurrent assets in the accompanying balance sheet at December 31, 2003. We recorded interest income of $0.3 million, $2.1 million and $5.0 million during 2003, 2002 and 2001, respectively, related to the FRD credit facility.

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

Our statements of consolidated operations and cash flows for all periods presented herein reflect FRD as discontinued operations in accordance with APB 30. Revenue, operating loss and net loss of discontinued operations for the reported periods (through the divestiture of FRD on July 10, 2002) are as follows:

	2002	2001
	(In thousands)
Revenue	$179,657	$350,944

Operating loss	$(302)	$(7,595)

Net loss	$(5,262)	$(22,409)

During 2002, we also recorded $4.0 million in income from discontinued operations as a result of the reversal of liabilities related to entities previously reported as discontinued operations.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. Nonrecurring adjustments include restructuring charges and exit costs, impairment charges and extraordinary items. Otherwise, all adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of 2003 and 2002 are set forth below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(In thousands, except per share data)
Year Ended December 31, 2003:
Revenue:
Company restaurant sales	$199,444	$208,457	$215,573	$228,379
Franchise and licensing revenue	21,397	21,603	22,817	23,275

Total operating revenue	220,841	230,060	238,390	251,654

Cost of company restaurant sales:
Product costs	49,075	53,008	56,215	60,895
Payroll and benefits	88,544	92,151	91,080	96,866
Occupancy	12,100	11,947	12,296	12,690
Other operating expenses	28,745	28,086	31,354	30,378

Total costs of company restaurant sales	178,464	185,192	190,945	200,829
Cost of franchise and license revenue	6,492	6,778	6,801	7,054
General and administrative expenses	13,203	13,044	11,982	13,039
Depreciation and other amortization	14,257	14,420	15,254	16,069
Restructuring charges and exit costs	46	(982)	70	1,479
Impairment charges	289	410	1,190	2,097
Gains on disposition of assets and other, net	(2,317)	(2,552)	(778)	(197)

Total operating costs and expenses	210,434	216,310	225,464	240,370

Operating income	$10,407	$13,750	$12,926	$11,284

Loss from continuing operations	(9,082)	(5,377)	(6,273)	(10,751)
Net loss	(9,082)	(5,377)	(6,273)	(10,751)

Basic and diluted net income (loss) per share from continuing operations	(0.22)	(0.13)	(0.15)	(0.26)
Basic and diluted net income (loss) per share	(0.22)	(0.13)	(0.15)	(0.26)

(a)	The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared to 52 weeks for all other years presented.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 25, 2002:
Revenue:
Company restaurant sales	$212,234	$217,452	$223,499	$205,384
Franchise and licensing revenue	22,225	22,890	23,355	21,545

Total operating revenue	234,459	240,342	246,854	226,929

Cost of company restaurant sales:
Product costs	51,694	51,531	52,573	49,238
Payroll and benefits	88,292	88,112	92,937	92,142
Occupancy	12,399	12,170	12,398	12,231
Other operating expenses	29,307	28,583	33,083	31,518

Total costs of company restaurant sales	181,692	180,396	190,991	185,129
Cost of franchise and license revenue	7,245	7,376	7,349	6,606
General and administrative expenses	14,178	14,033	10,804	10,986
Depreciation and other amortization	20,698	20,860	20,734	20,959
Restructuring charges and exit costs	298	2,781	—	442
Impairment charges	—	497	465	3,594
Gains on disposition of assets and other, net	(1,816)	(1,764)	(2,372)	(3,175)

Total operating costs and expenses	222,295	224,179	227,971	224,541

Operating income	$12,164	$16,163	$18,883	$2,388

Income (loss) from continuing operations	(4,684)	16,212	(428)	(3,566)
Net income (loss)	(4,684)	16,212	56,134	474

Basic and diluted net income (loss) per share from continuing operations	(0.12)	0.40	(0.01)	(0.09)
Basic and diluted net income (loss) per share	(0.12)	0.40	1.39	0.01

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 2004

DENNY’S CORPORATION

BY:	/s/ RHONDA J. PARISH
Rhonda J. Parish Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NELSON J. MARCHIOLI (Nelson J. Marchioli)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2004

/s/ ANDREW F. GREEN (Andrew F. Green)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2004

/s/ CHARLES F. MORAN (Charles F. Moran)	Director and Chairman	March 25, 2004

/s/ VERA K. FARRIS (Vera K. Farris)	Director	March 25, 2004

/s/ ROBERT E. MARKS (Robert E. Marks)	Director	March 25, 2004

/s/ ELIZABETH A. SANDERS (Elizabeth A. Sanders)	Director	March 25, 2004

/s/ DONALD R. SHEPHERD (Donald R. Shepherd)	Director	March 25, 2004

/s/ VADA HILL (Vada Hill)	Director	March 25, 2004

/s/ DEBRA SMITHART-OGLESBY (Debra Smithart-Oglesby)	Director	March 25, 2004