Form 10-Q
period 2004-03-31
DENNYS CORP
filed 2004-05-07
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

Commission file number 0-18051

                               DENNY'S CORPORATION

             (Exact name of registrant as specified in its charter)

           Delaware                                   13-3487402
-------------------------------------------------------------------------------

   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                              203 East Main Street
                     Spartanburg, South Carolina 29319-0001

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

                      Yes   [ ]                 No   [X]

As of May 3, 2004, 41,230,557 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)



                                                                                                Quarter Ended
                                                                                                -------------
                                                                                   March 31, 2004             March 26, 2003
                                                                                   --------------             --------------
                                                                                    (In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                           $ 207,762                  $ 199,444
   Franchise and license revenue                                                         21,633                     21,397
                                                                                      ---------                  ---------
      Total operating revenue                                                           229,395                    220,841
                                                                                      ---------                  ---------
Costs of company restaurant sales:
   Product costs                                                                         53,075                     49,075
   Payroll and benefits                                                                  88,258                     88,544
   Occupancy                                                                             12,548                     12,100
   Other operating expenses                                                              28,039                     28,745
                                                                                      ---------                  ---------
      Total costs of company restaurant sales                                           181,920                    178,464
Costs of franchise and license revenue                                                    7,168                      6,492
General and administrative expenses                                                      15,181                     13,203
Depreciation and amortization                                                            14,218                     14,257
Restructuring charges and exit costs                                                        105                         46
Impairment charges                                                                          ---                        289
Gains on disposition of assets and other, net                                               (74)                    (2,317)
                                                                                      ---------                  ---------
      Total operating costs and expenses                                                218,518                    210,434
                                                                                      ---------                  ---------
Operating income                                                                         10,877                     10,407
                                                                                      ---------                  ---------
Other expenses:
   Interest expense, net                                                                 19,468                     19,217
   Other nonoperating (income) expense, net                                                 (65)                         7
                                                                                      ---------                  ---------
      Total other expenses, net                                                          19,403                     19,224
                                                                                      ---------                  ---------
Loss before income taxes                                                                 (8,526)                    (8,817)
Provision for income taxes                                                                  204                        265
                                                                                      ---------                  ---------
Net loss                                                                              $  (8,730)                 $  (9,082)
                                                                                      =========                  =========

Per share amounts:
    Basic and diluted net loss per share                                              $   (0.21)                 $   (0.22)
                                                                                      =========                  =========

Weighted average shares outstanding:
   Basic and diluted                                                                     41,076                     40,513
                                                                                      =========                  =========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)



                                                                                   March 31, 2004          December 31, 2003
                                                                                   --------------          -----------------
                                                                                               (In thousands)
 Assets
 Current Assets:
    Cash and cash equivalents                                                         $   3,334                $   7,363
    Receivables, net                                                                      8,009                    9,771
    Inventories                                                                           8,111                    8,158
    Other                                                                                 8,117                    6,965
                                                                                      ---------                ---------
 Total Current Assets                                                                    27,571                   32,257
                                                                                      ---------                ---------

 Property, net                                                                          289,909                  296,995

 Other Assets:
    Goodwill                                                                             50,404                   50,404
    Intangible assets, net                                                               81,956                   83,879
    Deferred financing costs, net                                                         8,294                    9,887
    Other                                                                                32,562                   33,230
                                                                                      ---------                ---------
 Total Assets                                                                         $ 490,696                $ 506,652
                                                                                      =========                =========

 Liabilities
 Current Liabilities:
    Current maturities of notes and debentures                                        $  59,635                $  51,714
    Current maturities of capital lease obligations                                       3,391                    3,462
    Accounts payable                                                                     35,286                   40,617
    Other                                                                                87,606                   96,932
                                                                                      ---------                ---------
 Total Current Liabilities                                                              185,918                  192,725
                                                                                      ---------                ---------

 Long-Term Liabilities:
    Notes and debentures, less current maturities                                       508,973                  509,593
    Capital lease obligations, less current maturities                                   28,502                   28,728
    Liability for insurance claims                                                       27,007                   25,585
    Other noncurrent liabilities and deferred credits                                    61,771                   62,953
                                                                                      ---------                ---------
 Total Long-Term Liabilities                                                            626,253                  626,859
                                                                                      ---------                ---------
 Total Liabilities                                                                      812,171                  819,584
 Total Shareholders' Deficit                                                           (321,475)                (312,932)
                                                                                      ---------                ---------
 Total Liabilities and Shareholders' Deficit                                          $ 490,696                $ 506,652
                                                                                      =========                =========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
(Unaudited)


                                                                                                   Accumulated
                                                                       Additional                      Other            Total
                                                   Common Stock         Paid-in     Accumulated    Comprehensive    Shareholders'
                                                   ------------
                                                  Shares   Amount       Capital       Deficit          Loss            Deficit
                                                  ------   ------       -------       -------          ----            -------
                                                                               (In thousands)
   Balance, December 31, 2003                     41,003    $ 410      $ 417,816   $  (713,216)    $  (17,942)     $  (312,932)
                                                  ------     ----       --------    ----------      ---------       ----------
      Net loss                                       ---      ---            ---        (8,730)           ---           (8,730)
      Exercise of common stock options               214        2            185           ---            ---              187
                                                  ------     ----       --------    ----------      ---------       ----------
   Balance, March 31, 2004                        41,217    $ 412      $ 418,001   $  (721,946)    $  (17,942)     $  (321,475)
                                                  ======     ====       ========    ==========      =========       ==========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)




                                                                                                      Quarter Ended
                                                                                                      -------------
                                                                                          March 31, 2004         March 26, 2003
                                                                                          --------------         --------------
                                                                                                     (In thousands)
 Cash Flows from Operating Activities:
 Net loss                                                                                  $  (8,730)              $  (9,082)
 Adjustments to reconcile net loss to cash flows used in operating activities:
    Depreciation and amortization                                                             14,218                  14,257
    Impairment charges                                                                           ---                     289
    Restructuring charges and exit costs                                                         105                      46
    Recognition of deferred gains                                                                ---                    (955)
    Amortization of deferred financing costs                                                   1,594                   1,193
    Gains on disposition of assets and other, net                                                (74)                 (2,317)
    Amortization of debt premium                                                                (454)                   (396)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
       Decrease (increase) in assets:
          Receivables                                                                          1,787                   3,826
          Inventories                                                                             47                    (821)
          Other current assets                                                                (1,152)                 (4,873)
          Other assets                                                                          (523)                   (385)
       Increase (decrease) in liabilities:
          Accounts payable                                                                    (5,575)                  1,887
          Accrued salaries and vacations                                                       1,544                   3,745
          Accrued taxes                                                                       (2,117)                 (1,091)
          Other accrued liabilities                                                           (8,858)                 (8,450)
          Other noncurrent liabilities and deferred credits                                      271                  (1,495)
                                                                                          ----------               ---------
 Net cash flows used in operating activities                                                  (7,917)                 (4,622)
                                                                                          ----------               ---------

 Cash Flows from Investing Activities:
    Purchase of property                                                                      (4,144)                 (5,293)
    Proceeds from disposition of property                                                        105                   3,835
                                                                                          ----------               ---------
 Net cash flows used in investing activities                                                  (4,039)                 (1,458)
                                                                                          ----------               ---------


                             See accompanying notes


Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)


                                                                                                     Quarter Ended
                                                                                                     -------------
                                                                                          March 31, 2004        March 26, 2003
                                                                                          --------------        --------------
                                                                                                     (In thousands)
  Cash Flows from Financing Activities:
     Net borrowings under credit agreement                                                  $   7,900             $  13,500
     Long-term debt payments                                                                   (1,261)               (1,130)
     Deferred financing costs paid                                                                ---                (1,042)
     Proceeds from exercise of stock options                                                      187                   ---
     Net bank overdrafts                                                                        1,101                (7,217)
                                                                                            ---------             ---------
  Net cash flows provided by financing activities                                               7,927                 4,111
                                                                                            ---------             ---------

  Decrease in cash and cash equivalents                                                        (4,029)               (1,969)

  Cash and Cash Equivalents at:
     Beginning of period                                                                        7,363                 5,717
                                                                                            ---------             ---------
     End of period                                                                          $   3,334             $   3,748
                                                                                            =========             =========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 1.  General
         -------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc. and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2003 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2003 Annual Report on Form 10-K. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 29, 2004.

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

Restructuring charges and exit costs were comprised of the following:

                                                                  Quarter Ended
                                                                  -------------
                                                       March 31, 2004       March 26, 2003
                                                       --------------       --------------
                                                                  (In thousands)
       Exit costs                                        $      44            $      46
       Severance and other restructuring charges                61                   --
                                                         ---------            ---------
          Total restructuring and exit costs             $     105            $      46
                                                         =========            =========


The components of the change in accrued exit cost liabilities are as follows:

                                                           (In thousands)

         Balance, December 31, 2003                          $  13,044
         Provisions for units closed in 2004                       246
         Reversals of accrued exit costs, net                     (202)
         Payments, net                                          (1,447)
         Interest accretion                                        354
                                                             ---------
         Balance, March 31, 2004                             $  11,995
                                                             =========

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

                                                           (In thousands)

         Remainder of 2004                                   $   2,798
         2005                                                    2,120
         2006                                                    1,734
         2007                                                    1,465
         2008                                                    1,393
         Thereafter                                              8,327
                                                             ---------
             Total                                              17,837
         Less imputed interest                                   5,842
                                                             ---------
         Present value of exit cost liabilities              $  11,995
                                                             =========

Note 3.  Credit Facility
         ---------------

We have a senior secured credit facility, or credit facility, which initially provided Denny's with a working capital and letter of credit facility of up to $125 million. On September 26, 2003, we amended and restated our $125 million credit facility to include $40 million of term loans, thereby increasing the aggregate commitments to $165 million. The term loans do not amortize prior to maturity. We used the $40 million term loan proceeds to pay down outstanding revolving loans, thus increasing availability under the revolving portion of the credit facility and enhancing our current liquidity position. Effective March 31, 2004, commitments under the credit facility were reduced to $158 million as scheduled in the credit agreement. The amended and restated facility, including the term loans, will mature on December 20, 2004.

At March 31, 2004, we had outstanding revolving loans of $19.0 million, letters of credit of $35.1 million and term loans of $40.0 million under our credit facility, leaving net availability of $63.9 million. Revolving loans under the credit facility accrue interest at a variable rate (approximately 6.1% at March 31, 2004) based on the prime rate or an adjusted Eurodollar rate. Term loans bear interest at a fixed rate of 11.00% per annum.

The credit facility is generally secured by liens on the stock of our subsidiaries, accounts receivable, intellectual property, cash and cash accounts. In addition, the facility is secured by first-priority mortgages on 240 owned restaurant properties and our corporate headquarters, located in Spartanburg, South Carolina. Denny's Corporation and its subsidiaries are guarantors under the credit facility. The credit facility contains certain financial covenants (i.e., minimum EBITDA (as defined under the credit facility) requirements, total debt to EBITDA ratio requirements and total senior secured debt to EBITDA requirements), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. We were in compliance with the terms of the credit facility, as amended, as of March 31, 2004 and we expect to remain in compliance with the terms of our credit facility through its expiration date.

Note 4.  Defined Benefit Plans
         ---------------------

We maintain defined benefit plans which cover a substantial number of employees. Benefits are based upon each employee's years of service and average salary. Our funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. The Pension Plan was closed to new participants as of December 31, 1999. Benefits will cease to accrue for Pension Plan participants as of December 31, 2004. We also maintain defined contribution plans.

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are as follows:

                                                 Pension Plan                     Other Defined Benefit Plans
                                      ----------------------------------       ----------------------------------
                                                  Quarter Ended                            Quarter Ended
                                                  -------------                            -------------
                                      March 31, 2004      March 26, 2003       March 31, 2004      March 26, 2003
                                      --------------      --------------       --------------      --------------
                                                                     (In thousands)
Service cost                          $        120        $         75         $         78       $         98
Interest cost                                  733                 719                   57                 60
Expected return on plan assets                (699)               (633)                  --                 --
Amortization of net loss                       200                 214                    6                 14
                                      ------------        ------------         ------------       ------------
Net periodic benefit cost             $        354        $        375         $        141       $        172
                                      ============        ============         ============       ============

No contributions were made to our qualified pension plan in the quarter ended March 31, 2004 or in the quarter ended March 26, 2003. We made contributions of $0.1 million and $0.3 million to our other defined benefit plans during the quarters ended March 26, 2004 and March 26, 2003, respectively. As of March 31, 2004, we expect to contribute $3.5 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans during the remainder of fiscal 2004.

Note 5.  Stock Based Compensation
         ------------------------

We have adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation," while continuing to follow Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans (i.e., the "intrinsic method"). Under APB 25, because the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense has been recognized in our statements of operations.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                                                                  Quarter Ended
                                                                                                  -------------
                                                                                       March 31, 2004          March 26, 2003
                                                                                      --------------          --------------
                                                                                      (In thousands, except per share amounts)
        Reported net loss                                                                $  (8,730)              $ (9,082)
        Less total stock-based employee compensation expense determined
           under fair value based method for all awards, net of related tax effects            204                    383
                                                                                          --------                -------
        Pro forma net loss                                                               $  (8,934)              $ (9,465)
                                                                                          ========                =======

        Loss per share:
             Basic and diluted as reported                                               $   (0.21)              $  (0.22)
                                                                                          ========                =======
             Basic and diluted - pro forma                                               $   (0.22)              $  (0.23)
                                                                                          ========                =======


Note 6.  Net Loss Per Share
         ------------------

Warrants have been omitted from the calculations of weighted average diluted shares for all periods presented because they have an antidilutive effect on net loss per share. Options outstanding of 6.9 million and 5.8 million for the quarters ended March 31, 2004 and March 26, 2003, respectively, have also been omitted from the calculations of weighted average diluted shares because they have an antidilutive effect on net loss per share.

Note 7.  Supplemental Cash Flow Information
         ----------------------------------

                                                       Quarter Ended
                                                       -------------
                                             March 31, 2004     March 26, 2003
                                             --------------     --------------
                                                       (In thousands)

       Income taxes paid, net                  $      169         $      124
                                                =========          =========
       Interest paid                           $   32,069         $   23,847
                                                =========          =========

       Noncash financing activities:
          Capital leases entered into          $      969         $      344
                                                =========          =========

Note 8.  Implementation of New Accounting Standards
         ------------------------------------------

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) (FIN 46-R) to address certain FIN 46 implementation issues, including the delay of the effective date for certain types of Variable Interest Entities (VIE). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for companies that have interests in entities that are VIE's as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains, it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, FIN 46-R is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. We completed adoption of FIN 46-R during the first quarter of 2004. The adoption of FIN 46-R had no effect on our consolidated financial statements.

In December 2003 the FASB issued SFAS No. 132 (Revised) (SFAS 132-R), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS 132-R retains disclosure requirements of the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. See Note 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of March 31, 2004 and results of operations for the quarter ended March 31, 2004 compared to the quarter ended March 26, 2003. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial

Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003 and in Exhibit 99 thereto.

Statements of Operations
------------------------

                                                                                     Quarter Ended
                                                                       March 31, 2004             March 26, 2003
                                                                       --------------             --------------
                                                                                (Dollars in thousands)
Revenue:
  Company restaurant sales..........................................$  207,762      90.6%       $  199,444      90.3%
  Franchise and license revenue.....................................    21,633       9.4%           21,397       9.7%
                                                                    ----------     ------       ----------     ------
     Total operating revenue........................................   229,395     100.0%          220,841     100.0%
                                                                    ----------     ------       ----------     ------

Costs of company restaurant sales (a):
  Product costs.....................................................    53,075      25.5%           49,075      24.6%
  Payroll and benefits..............................................    88,258      42.5%           88,544      44.4%
  Occupancy.........................................................    12,548       6.0%           12,100       6.1%
  Other operating expenses..........................................    28,039      13.5%           28,745      14.4%
                                                                    ----------     ------       ----------     ------
     Total costs of company restaurant sales........................   181,920      87.6%          178,464      89.5%

Costs of franchise and license revenue (a)..........................     7,168      33.1%            6,492      30.3%

General and administrative expenses.................................    15,181       6.6%           13,203       6.0%
Depreciation and amortization.......................................    14,218       6.2%           14,257       6.5%
Restructuring charges and exit costs................................       105       0.0%               46       0.0%
Impairment charges..................................................        --         --              289       0.1%
Gains on disposition of assets and other, net.......................       (74)      0.0%           (2,317)     (1.0%)
                                                                    ----------     ------       ----------      -----
     Total operating costs and expenses.............................   218,518      95.3%          210,434      95.3%
                                                                    ----------     ------       ----------      ------
Operating income....................................................    10,877       4.7%           10,407       4.7%
                                                                    ----------     ------       ----------      -----
Other expenses:
  Interest expense, net.............................................    19,468       8.5%           19,217       8.7%
  Other nonoperating (income) expense, net..........................       (65)      0.0%                7       0.0%
                                                                    ----------     ------       ----------      -----
     Total other expenses, net......................................    19,403       8.5%           19,224       8.7%
                                                                    ----------     ------       ----------      -----
Loss before income taxes............................................    (8,526)     (3.7%)          (8,817)     (4.0%)
Provision for income taxes..........................................       204       0.1%              265       0.1%
                                                                    ----------     ------       ----------      -----
Net loss ...........................................................$   (8,730)     (3.8%)      $   (9,082)     (4.1%)
                                                                    ==========     ======       ==========      =====

Other Data:
Company-owned average unit sales....................................$     373.1                 $    354.8
Same-store sales increase (decrease) (company-owned) (b)............        6.4%                      (0.4%)
  Guest check average increase (b)..................................        3.0%                       2.5%
  Guest count increase (decrease) (b)...............................        3.3%                      (2.8%)
------------------

(a) Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b) Same-store sales include sales from restaurants that were open the same days in both the current year and prior year. For purposes of calculating same-store sales, the 1st week of 2004 was compared to the 2nd week of 2003 due to a 53rd week in 2003. Prior year amounts have not been restated for 2004 comparable units.




Unit Activity
-------------

                                              Ending                Units                         Ending              Ending
                                               Units                Opened/         Units          Units               Units
                                         December 31, 2003         Acquired         Closed     March 31, 2004      March 26, 2003
                                         -----------------         --------         ------     --------------      --------------

Company-owned restaurants                        561                  --              (3)             558                563
Franchised and licensed restaurants            1,077                   3             (16)           1,064              1,106
                                               -----                 ---             ---            -----              -----
                                               1,638                   3             (19)           1,622              1,669
                                               =====                 ===             ===            =====              =====

Quarter Ended March 31, 2004 Compared with Quarter Ended March 26, 2003
-----------------------------------------------------------------------

Company Restaurant Operations

During the quarter ended March 31, 2004, we realized a 6.4% increase in same-store sales, comprised of a 3.3% increase in guest counts and a 3.0% increase in guest check average. Company restaurant sales increased $8.3 million (4.2%). Higher sales resulted primarily from the increase in same-store sales for the current year partially offset by a 5 equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 87.6% from 89.5%. Product costs increased to 25.5% from 24.6%, including the impact of a $1.0 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. This deferred gain became fully amortized in September of 2003. Excluding the amortization of deferred gains for the prior year, product costs as a percentage of sales were 25.1% in 2003. This increase in product cost resulted from unfavorable commodity costs, especially pork and beef, quality improvements to existing products and a shift in menu mix. Payroll and benefits decreased to 42.5% from 44.4% due to increased labor efficiency resulting from higher sales as well as decreased health benefits costs resulting from new health benefits programs implemented in 2004. These cost improvements were partially offset by increased in-restaurant bonuses as a result of our improved operating performance. Occupancy costs decreased slightly to 6.0% from 6.1% of company restaurant sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                                   Quarter Ended
                                                   -------------
                                       March 31, 2004         March 26, 2003
                                     -------------------    -------------------
                                               (Dollars in Thousands)

   Utilities                         $    9,840     4.7%    $    9,087     4.6%
   Repairs and maintenance                3,347     1.6%         4,695     2.3%
   Marketing                              7,464     3.6%         6,979     3.5%
   Other                                  7,388     3.6%         7,984     4.0%
                                     ----------   ------    ----------   ------
     Other operating expenses        $   28,039    13.5%    $   28,745    14.4%
                                     ==========   ======    ==========   ======

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

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

                                                             Quarter Ended
                                                             -------------
                                                 March 31, 2004         March 26, 2003
                                               -------------------    -------------------
                                                        (Dollars in Thousands)

   Royalties and initial fees                  $   13,907    64.3%    $   13,263   62.0%
   Occupancy revenue                                7,726    35.7%         8,134   38.0%
                                               ----------   ------    ----------  ------
     Franchise and license revenue                 21,633   100.0%        21,397  100.0%
                                               ==========   ======    ==========  ======


   Occupancy costs                                  5,387    24.9%         5,536   25.9%
   Other direct costs                               1,781     8.2%           956    4.4%
                                               ----------   ------    ----------  ------
      Costs of franchise and license revenue   $    7,168    33.1%    $    6,492   30.3%
                                               ==========   ======    ==========  ======

The revenue increase of $0.2 million (1.1%) resulted from a 6.7% increase in franchisee same-store sales partially offset by a 42-unit decrease in franchised and licensed units due to unit closures.

Costs of franchise and license revenue increased $0.7 million (10.4%). The increase as a percentage of franchise and license revenues was impacted by prior year costs benefitting from a net $0.3 million reduction in bad debt expense related to the collection of certain past due accounts.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses increased $2.0 million (15.0%) compared with the quarter ended March 26, 2003. The increase resulted primarily from the incurrence of costs related to exploring possible alternatives to improve our long-term liquidity and capital structure (approximately $2.0 million) and higher accruals for incentive compensation. These increases were partially offset by reductions in corporate overhead related to organizational changes.

Gains on disposition of assets and other, net of $0.1 million in 2004 and $2.3 million in 2003 primarily represent gains on cash sales of surplus properties.

Operating income was $10.9 million for the quarter ended March 31, 2004 compared with $10.4 million for the quarter ended March 26, 2003.

Interest expense, net for the quarter ended March 31, 2004 was comprised of $19.8 million of interest expense offset by $0.3 million of interest income, compared with $19.6 million of interest expense offset by $0.4 million of interest income for the quarter ended March 26, 2003. The increase in interest expense resulted from higher deferred financing cost amortization related to our credit facility.

The provision for income taxes was $0.2 million and $0.3 million for the quarters ended March 31, 2004 and March 26, 2003, respectively. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances.

Net loss was $8.7 million for the quarter ended March 31, 2004 compared with $9.1 million for the quarter ended March 26, 2003 due to the factors noted above.

Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility

We have a senior secured credit facility, or credit facility, which initially provided Denny's with a working capital and letter of credit facility of up to $125 million. On September 26, 2003, we amended and restated our $125 million credit facility to include $40 million of term loans, thereby increasing the aggregate commitments to $165 million. The term loans do not amortize prior to maturity. We used the $40 million term loan proceeds to pay down outstanding revolving loans, thus increasing availability under the revolving portion of the credit facility and enhancing our current liquidity position. Effective March 31, 2004, commitments under the credit facility were reduced to $158 million as scheduled in the credit agreement. The amended and restated facility, including the term loans, will mature on December 20, 2004.

At March 31, 2004, we had outstanding revolving loans of $19.0 million, letters of credit of $35.1 million and term loans of $40.0 million under our credit facility, leaving net availability of $63.9 million. Revolving loans under the credit facility accrue interest at a variable rate (approximately 6.1% at March 31, 2004) based on the prime rate or an adjusted Eurodollar rate. Term loans bear interest at a fixed rate of 11.00% per annum.

The credit facility is generally secured by liens on the stock of our subsidiaries, accounts receivable, intellectual property, cash and cash accounts. In addition, the facility is secured by first-priority mortgages on 240 owned restaurant properties and our corporate headquarters, located in Spartanburg, South Carolina. Denny's Corporation and its subsidiaries are guarantors under the credit facility. The credit facility contains certain financial covenants (i.e., minimum EBITDA (as defined under the credit facility) requirements, total debt to EBITDA ratio requirements and total senior secured debt to EBITDA requirements), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. We were in compliance with the terms of the credit facility, as amended, as of March 31, 2004, and we expect to remain in compliance with the terms of our credit facility through its expiration date.

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

Our ability to maintain continuity of operations will depend on a number of factors, including our ability to negotiate a replacement credit facility. We believe we will be able to successfully obtain a replacement senior secured credit facility, based on the following key considerations:

      1) Although we aer a highly leveraged company, our senior leverage (total debt less our 11 1/4% Senior Notes due 2008 and 12 3/4% Senior Notes due 2007) is relatively low which we believe provides sufficient capacity for an adequate replacement facility.

      2) We benefit from a significant owned real estate portfolio that would be available as collateral, if needed, for a replacement facility. These assets had an aggregate fair value of approximately $248 million based on appraisals obtained in October of 2002, which is well in excess of our credit facility needs.

      3) Other than our credit facility, we have no other significant debt maturities coming due until our senior notes mature in 2007 and 2008.

      4) Despite our non-investment grade credit profile, we believe there is a relatively strong market for a secured loan transaction for Denny's, especially among institutional lenders, based on preliminary discussions with potential interested sources.

We believe that we will be able to obtain a refinancing of our credit facility before our current facility expires. If we are unable to obtain such additional financing, when needed, on terms favorable to the Company, our financial condition and results of operations will be materially affected.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the quarter ended March 31, 2004, our capital expenditures were $5.1 million. Of that amount, approximately $1.0 million was financed through capital leases. Capital expenditures during 2004 are expected to total approximately $40.0 million; however, we are not committed to spending this amount and could spend more or less if circumstances require.

Although we have recently improved our short-term liquidity position through the $40 million term loan, and although our cash flows together with borrowings under our credit facility have been sufficient to fund our operations and make interest payments when due, we continue to explore possible alternatives to improve our long-term liquidity and capital structure with our financial advisor, UBS Securities LLC. We have not made a determination at this time whether we will ultimately seek to implement any specific alternative, and there can be no assurance that, if we do so, our efforts will be successful.

Our working capital deficit was $158.3 million at March 31, 2004 compared with $160.5 million at December 31, 2003. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards
------------------------------------------

See Note 8 to our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the credit facility bear interest at a variable rate based on the prime rate (prime rate plus 4%) or an adjusted Eurodollar rate (LIBOR plus 5%). A 100 basis point change in the credit facility interest rate (approximately 6.1% at March 31, 2004) would cause the interest expense for the remainder of 2004 to change by approximately $0.1 million. This computation is determined by considering the impact of hypothetical interest rates on the revolving portion of our credit facility at March 31, 2004. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $514.5 million at March 31, 2004. The carrying value of such debt was approximately $549.6 million at March 31, 2004. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at March 31, 2004 relates primarily to market quotations for our 11 1/4% Notes.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at March 31, 2004.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, Andrew F. Green) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Messrs. Marchioli and Green each concluded that Denny's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Denny's files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      b       On January 12, 2004, we reported on Form 8-K (under Items 7 and
              12) that we issued a press release on January 9, 2004, announcing same-store sales for our company-owned restaurants during the six-week period, 14-week quarter and 53-week year ended December 31, 2003.

              On February 20, 2004, we reported on Form 8-K (under Items 7 and
              12) that we issued a press release on February 18, 2004, announcing financial results for the fourth quarter and year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DENNY'S CORPORATION

Date:    May 7, 2004                        By:   /s/ Rhonda J. Parish
                                                  -----------------------------
                                                  Rhonda J. Parish
                                                  Executive Vice President,
                                                  General Counsel and Secretary

Date:    May 7, 2004                        By:    /s/ Andrew F. Green
                                                   ----------------------------
                                                   Andrew F. Green
                                                   Senior Vice President and
                                                   Chief Financial Officer