Form 10-Q
period 2004-06-30
DENNYS CORP
filed 2004-08-16
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

Commission file number 0-18051

                               DENNY'S CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                  13-3487402
-------------------------------------      ------------------------------------

   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

                              203 East Main Street
                     Spartanburg, South Carolina 29319-0001
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                Yes   [ ]                        No   [X]

As of August 2, 2004, 89,742,731 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                 Quarter Ended
                                                                                                 -------------
                                                                                    June 30, 2004              June 25, 2003
                                                                                    -------------              -------------
                                                                                       (In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                           $ 217,906                  $ 208,457
   Franchise and license revenue                                                         21,835                     21,603
                                                                                      ---------                  ---------
      Total operating revenue                                                           239,741                    230,060
                                                                                      ---------                  ---------
Costs of company restaurant sales:
   Product costs                                                                         56,361                     53,008
   Payroll and benefits                                                                  90,018                     92,151
   Occupancy                                                                             12,142                     11,947
   Other operating expenses                                                              29,166                     28,086
                                                                                      ---------                  ---------
      Total costs of company restaurant sales                                           187,687                    185,192
Costs of franchise and license revenue                                                    7,049                      6,778
General and administrative expenses                                                      14,228                     13,044
Depreciation and amortization                                                            14,194                     14,420
Restructuring charges and exit costs                                                       (519)                      (982)
Impairment charges                                                                          497                        410
Gains on disposition of assets and other, net                                              (158)                    (2,552)
                                                                                      ---------                  ----------
      Total operating costs and expenses                                                222,978                    216,310
                                                                                      ---------                  ---------
Operating income                                                                         16,763                     13,750
                                                                                      ---------                  ---------
Other expenses:
   Interest expense, net                                                                 19,457                     18,989
   Other nonoperating expense (income), net                                                   1                       (127)
                                                                                      ---------                  ---------
      Total other expenses, net                                                          19,458                     18,862
                                                                                      ---------                  ---------
Loss before income taxes                                                                 (2,695)                    (5,112)
Provision for income taxes                                                                  203                        265
                                                                                      ---------                  ---------
Net loss                                                                              $  (2,898)                 $  (5,377)
                                                                                      =========                  =========

Per share amounts:
    Basic and diluted net loss per share                                              $   (0.07)                 $   (0.13)
                                                                                      =========                  =========

Weighted average shares outstanding:
   Basic and diluted                                                                     41,258                     40,743
                                                                                      =========                  =========


                             See accompanying notes


Denny's Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                              Two Quarters Ended
                                                                                              ------------------
                                                                                     June 30, 2004               June 25, 2003
                                                                                     -------------               -------------
                                                                                      (In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                             $ 425,668                  $ 407,901
   Franchise and license revenue                                                           43,468                     43,000
                                                                                        ---------                  ---------
      Total operating revenue                                                             469,136                    450,901
                                                                                        ---------                  ---------
Cost of company restaurant sales:
   Product costs                                                                          109,436                    102,083
   Payroll and benefits                                                                   178,276                    180,695
   Occupancy                                                                               24,690                     24,047
   Other operating expenses                                                                57,205                     56,831
                                                                                        ---------                  ---------
      Total costs of company restaurant sales                                             369,607                    363,656
Costs of franchise and license revenue                                                     14,217                     13,270
General and administrative expenses                                                        29,409                     26,247
Depreciation and amortization                                                              28,412                     28,677
Restructuring charges and exit costs                                                         (414)                      (936)
Impairment charges                                                                            497                        699
Gains on disposition of assets and other, net                                                (232)                    (4,869)
                                                                                        ---------                  ---------
      Total operating costs and expenses                                                  441,496                    426,744
                                                                                        ---------                  ---------
Operating income                                                                           27,640                     24,157
                                                                                        ---------                  ---------
Other expenses:
   Interest expense, net                                                                   38,925                     38,206
   Other nonoperating income, net                                                             (64)                      (120)
                                                                                        ---------                  ---------
      Total other expenses, net                                                            38,861                     38,086
                                                                                        ---------                  ---------
Loss before income taxes                                                                  (11,221)                   (13,929)
Provision for income taxes                                                                    407                        530
                                                                                        ---------                  ---------
Net loss                                                                                $ (11,628)                 $ (14,459)
                                                                                        =========                  =========

Per share amounts:
    Basic and diluted net loss per share:                                               $   (0.28)                 $   (0.36)
                                                                                        =========                  =========

Weighted average shares outstanding:
   Basic and diluted                                                                       41,161                     40,628
                                                                                        =========                  =========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                     June 30, 2004            December 31, 2003
                                                                                     -------------            -----------------
                                                                                                  (In thousands)
 Assets
 Current Assets:
    Cash and cash equivalents                                                        $       4,038              $        7,363
    Receivables, net                                                                         8,688                       9,771
    Inventories                                                                              8,698                       8,158
    Other current assets                                                                     6,158                       6,965
                                                                                      ------------               -------------
 Total Current Assets                                                                       27,582                      32,257
                                                                                      ------------               -------------

 Property, net                                                                             287,665                     296,995

 Other Assets:
    Goodwill                                                                                50,404                      50,404
    Intangible assets, net                                                                  80,456                      83,879
    Deferred financing costs, net                                                            6,700                       9,887
    Other assets                                                                            32,617                      33,230
                                                                                      ------------               -------------
 Total Assets                                                                        $     485,424              $      506,652
                                                                                      ============               =============

 Liabilities
 Current Liabilities:
    Current maturities of notes and debentures                                       $      42,274              $       51,714
    Current maturities of capital lease obligations                                          3,331                       3,462
    Accounts payable                                                                        32,394                      40,617
    Other current liabilities                                                              107,267                      96,932
                                                                                      ------------               -------------
 Total Current Liabilities                                                                 185,266                     192,725
                                                                                      ------------               -------------

 Long-Term Liabilities:
    Notes and debentures, less current maturities                                          508,466                     509,593
    Capital lease obligations, less current maturities                                      28,411                      28,728
    Liability for insurance claims                                                          27,164                      25,585
    Other noncurrent liabilities and deferred credits                                       60,411                      62,953
                                                                                      ------------               -------------
 Total Long-Term Liabilities                                                               624,452                     626,859
                                                                                      ------------               -------------
 Total Liabilities                                                                         809,718                     819,584
 Total Shareholders' Deficit                                                              (324,294)                   (312,932)
                                                                                      ------------               -------------
 Total Liabilities and Shareholders' Deficit                                         $     485,424              $      506,652
                                                                                      ============               =============


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
(Unaudited)


                                                                                                      Accumulated
                                                      Common Stock       Additional                      Other           Total
                                                      ------------        Paid-in     Accumulated    Comprehensive   Shareholders'
                                                    Shares     Amount     Capital       Deficit          Loss            Deficit
                                                    ------     ------     -------       -------          ----            -------
                                                                                  (In thousands)
   Balance, December 31, 2003                       41,003     $ 410     $ 417,816    $ (713,216)    $  (17,942)     $  (312,932)
                                                    ------      ----      --------     ---------      ---------       ----------
      Net loss                                         ---       ---           ---       (11,628)           ---          (11,628)
      Exercise of common stock options                 310         3           263           ---            ---              266
                                                    ------      ----      --------     ---------      ---------       ----------
   Balance, June 30, 2004                           41,313     $ 413     $ 418,079    $ (724,844)    $  (17,942)     $  (324,294)
                                                    ======      ====      ========     =========      =========       ==========



                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows


                                                                                                Two Quarters Ended
                                                                                                ------------------
                                                                                     June 30, 2004               June 25, 2003
                                                                                     -------------               -------------
                                                                                                   (In thousands)
 Cash Flows from Operating Activities:
 Net loss                                                                             $   (11,628)                $   (14,459)
 Adjustments to reconcile net loss to cash flows provided by operating activities:
    Depreciation and amortization                                                          28,412                      28,677
    Impairment charges                                                                        497                         699
    Restructuring charges and exit costs                                                     (414)                       (936)
    Recognition of deferred gains                                                             ---                      (1,909)
    Amortization of deferred financing costs                                                3,187                       2,382
    Gains on disposition of assets and other, net                                            (232)                     (4,869)
    Amortization of debt premium                                                             (920)                       (802)
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
       Decrease (increase) in assets:
          Receivables                                                                         997                       4,640
          Inventories                                                                        (541)                       (928)
          Other current assets                                                                807                      (4,319)
          Other assets                                                                     (1,048)                       (743)
       Increase (decrease) in liabilities:
          Accounts payable                                                                 (3,767)                      1,042
          Accrued salaries and vacations                                                    5,768                        (384)
          Accrued taxes                                                                    (1,320)                         17
          Other current liabilities                                                         6,302                      (3,247)
          Other noncurrent liabilities and deferred credits                                  (901)                     (2,341)
                                                                                       ----------                  ----------
 Net cash flows provided by operating activities                                           25,199                       2,520
                                                                                       ----------                  ----------

 Cash Flows from Investing Activities:
    Purchase of property                                                                  (14,156)                    (13,958)
    Proceeds from disposition of property                                                     526                      11,882
                                                                                       ----------                  ----------
 Net cash flows used in investing activities                                              (13,630)                     (2,076)
                                                                                       ----------                  ----------


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

                                                                                                Two Quarters Ended
                                                                                                ------------------
                                                                                     June 30, 2004               June 25, 2003
                                                                                     -------------               -------------
                                                                                                   (In thousands)
  Cash Flows from Financing Activities:
     Net borrowings (repayments) under credit agreement                               $    (9,350)                $     3,200
     Long-term debt payments                                                               (2,338)                     (2,258)
     Deferred financing costs paid                                                            ---                      (1,058)
     Proceeds from exercise of stock options                                                  226                         ---
     Costs of equity issuance                                                                (483)                        ---
     Net bank overdrafts                                                                   (2,989)                     (1,498)
                                                                                       ----------                  ----------
  Net cash flows used in financing activities                                             (14,894)                     (1,614)
                                                                                       ----------                  ----------

  Decrease in cash and cash equivalents                                                    (3,325)                     (1,170)

  Cash and Cash Equivalents at:
     Beginning of period                                                                    7,363                       5,717
                                                                                       ----------                  ----------
     End of period                                                                    $     4,038                 $     4,547
                                                                                       ==========                  ==========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 1.  General
         -------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc. and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2003 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2003 Annual Report on Form 10-K. The results of operations for the quarter ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 29, 2004.

Note 2.  Restructuring Charges and Exit Costs
         ------------------------------------

Restructuring charges and exit costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units.

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

As a result of the adoption of SFAS 146, discounted liabilities for future lease costs net of the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to unit closures, including property taxes and maintenance related costs, are expensed as incurred.

Restructuring charges and exit costs were comprised of the following:

                                                              Quarter Ended                        Two Quarters Ended
                                                              -------------                        ------------------
                                                    June 30, 2004       June 25, 2003        June 30, 2004      June 25, 2003
                                                    -------------      --------------        -------------      -------------
                                                                                  (In thousands)

Exit costs                                          $       (569)      $      (1,571)        $       (525)      $      (1,525)
Severance and other restructuring charges                     50                 589                  111                 589
                                                    ------------       -------------         ------------       -------------
    Total restructuring and exit costs              $       (519)      $        (982)        $       (414)      $        (936)
                                                    ============       =============         ============       =============


The components of the change in accrued exit cost liabilities are as follows:

                                                         (In thousands)

         Balance, December 31, 2003                      $    13,044
         Provisions for units closed in 2004                     246
         Reversals of accrued exit costs, net                   (771)
         Payments, net                                        (2,310)
         Interest accretion                                      695
                                                         -----------
         Balance, June 30, 2004                          $    10,904
                                                         ===========

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

                                                         (In thousands)

         Remainder of 2004                               $     1,925
         2005                                                  1,935
         2006                                                  1,654
         2007                                                  1,383
         2008                                                  1,301
         Thereafter                                            8,133
                                                         -----------
             Total                                            16,331
         Less imputed interest                                 5,427
                                                         -----------
         Present value of exit cost liabilities          $    10,904
                                                         ===========

Note 3.  Credit Facility
         ---------------

We have a senior secured credit facility, or credit facility, which initially provided Denny's with a working capital and letter of credit facility of up to $125 million. On September 26, 2003, we amended and restated our $125 million credit facility to include $40 million of term loans, thereby increasing the aggregate commitments to $165 million. The term loans do not amortize prior to maturity. Effective June 30, 2004, commitments under the credit facility were reduced to $155 million as scheduled in the credit agreement. The amended and restated facility, including the term loans, will mature on December 20, 2004. See Note 9 regarding a commitment letter entered into subsequent to the end of the second quarter related to new credit facilities to replace our current credit facility.

At June 30, 2004, we had outstanding revolving loans of $1.7 million, letters of credit of $35.1 million and term loans of $40.0 million under our credit facility, leaving net availability of $78.2 million. Revolving loans under the credit facility accrue interest at a variable rate (8.0% at June 30, 2004) based on the prime rate or an adjusted Eurodollar rate. Term loans bear interest at a fixed rate of 11.00% per annum. See Note 9 regarding repayment of term loans subsequent to the end of the second quarter.

The credit facility is generally secured by liens on the stock of our subsidiaries, accounts receivable, intellectual property, cash and cash accounts. In addition, the facility is secured by first-priority mortgages on 240 owned restaurant properties and our corporate headquarters, located in Spartanburg, South Carolina. Denny's Corporation and its subsidiaries are guarantors under the credit facility. The credit facility contains certain financial covenants (i.e., minimum EBITDA (as defined under the credit facility) requirements, total debt to EBITDA ratio requirements and total senior secured debt to EBITDA requirements), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. We were in compliance with the terms of the credit facility, as amended, as of June 30, 2004 and we expect to remain in compliance with the terms of our credit facility through its expiration date.

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

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are as follows:


                                                Pension Plan                      Other Defined Benefit Plans
                                      ---------------------------------         --------------------------------
                                               Quarter Ended                              Quarter Ended
                                               -------------                              -------------
                                      June 30, 2004       June 25, 2003         June 30, 2004      June 25, 2003
                                      -------------       -------------         -------------      -------------
                                                                    (In thousands)
Service cost                          $         120       $          74         $          77      $          98
Interest cost                                   733                 718                    56                 60
Expected return on plan assets                 (699)               (632)                  ---                ---
Amortization of net loss                        200                 213                     6                 14
                                      -------------       -------------         -------------      -------------
Net periodic benefit cost             $         354       $         373         $         139      $         172
                                      =============       =============         =============      =============



                                                 Pension Plan                     Other Defined Benefit Plans
                                      ----------------------------------        --------------------------------
                                              Two Quarters Ended                       Two Quarters Ended
                                              ------------------                       ------------------
                                       June 30, 2004       June 25, 2003        June 30, 2004      June 25, 2003
                                      --------------       -------------        -------------      -------------
                                                                     (In thousands)

Service cost                          $         240        $         149        $         155      $         196
Interest cost                                 1,466                1,437                  113                120
Expected return on plan assets               (1,398)              (1,265)                 ---                ---
Amortization of net loss                        400                  427                   12                 28
                                      -------------        -------------        -------------      -------------
Net periodic benefit cost             $         708        $         748        $         280      $         344
                                      =============        =============        =============      =============


We made contributions of $0.6 million to our pension plan during the two quarters ended June 30, 2004. No contributions were made to our pension plan during the two quarters ended June 25, 2003. We made contributions of $0.1 million and $0.3 million to our other defined benefit plans during the two quarters ended June 30, 2004 and June 25, 2003, respectively. As of June 30, 2004, we expect to contribute $2.9 million to our pension plan and an additional $0.1 million to our other defined benefit plans during the remainder of fiscal 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                                        Quarter Ended                   Two Quarters Ended
                                                                        -------------                   ------------------
                                                               June 30, 2004   June 25, 2003       June 30, 2004   June 25, 2003
                                                               -------------   -------------       -------------   -------------
                                                                           (In thousands, except per share amounts)
   Reported net loss                                            $  (2,898)      $  (5,377)          $  (11,628)     $  (14,459)
   Less total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects                                        87             377                  291             760
                                                                 --------        --------            ---------       ---------

   Pro forma net loss                                           $  (2,985)      $  (5,754)          $  (11,919)     $  1 5,219)
                                                                 ========        ========            =========

   Loss per share:
     Basic and diluted - as reported                            $   (0.07)      $   (0.13)          $    (0.28)     $    (0.36)
                                                                 ========        ========            =========       =========
     Basic and diluted - pro forma                              $   (0.07)      $   (0.14)          $    (0.29)          (0.37)
                                                                 ========        ========            =========       =========


See Note 9 regarding issuance of common stock subsequent to the end of the second quarter.

Note 6.  Net Loss Per Share
         ------------------

Warrants outstanding of 3.2 million at June 30, 2004 and June 25, 2003 have been omitted from the calculations of weighted average diluted shares for all periods presented because they have an antidilutive effect on net loss per share. Options outstanding of 6.7 million and 7.6 million at June 30, 2004 and June 25, 2003, respectively, have also been omitted from the calculations of weighted average diluted shares for all periods presented because they have an antidilutive effect on net loss per share.

Note 7.  Supplemental Cash Flow Information
         ----------------------------------

                                                                                         Two Quarters Ended
                                                                                         ------------------
                                                                                June 30, 2004         June 25, 2003
                                                                                -------------         -------------
                                                                                         (In thousands)
          Income taxes paid, net                                                 $       442           $        18
                                                                                  ==========            ==========
          Interest paid                                                          $    35,793           $    34,798
                                                                                  ==========            ==========

          Noncash investing activities:
             Receivables forgiven related to reacquisition of restaurants        $       ---           $       366
                                                                                  ==========            ==========

          Noncash financing activities:
              Capital leases entered into                                        $     1,801           $       412
                                                                                  ===========           ==========

Note 8.  Implementation of New Accounting Standards
         ------------------------------------------

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) (FIN 46-R) to address certain FIN 46 implementation issues, including the delay of the effective date for certain types of Variable Interest Entities (VIEs). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for companies that have interests in entities that are VIEs as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains, it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, FIN 46-R is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIEs that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. We completed adoption of FIN 46-R during the first quarter of 2004. The adoption of FIN 46-R had no effect on our consolidated financial statements.

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

Note 9.  Subsequent Events
         -----------------

On July 7, 2004 (subsequent to the end of the second quarter), we closed a private placement of 48.4 million shares of our common stock at a price of $1.90 per share to accredited institutional investors generating aggregate gross proceeds of approximately $92.0 million. The shares of common stock were offered and sold without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from registration provided by such Act and/or the regulations thereunder, including Section 4(2). The proceeds from the equity placement have been applied to reduce indebtedness and for general corporate purposes. As of July 29, 2004, we repurchased approximately $35.1 million aggregate principal amount of our 11 1/4% Senior Notes, leaving a balance outstanding of approximately $343.9 million, and approximately $8.7 million aggregate principal amount of our 12 3/4% Senior Notes, leaving a balance outstanding of $111.7 million. In addition, we repaid the $40 million balance outstanding under the term loan portion of our revolving credit facility. We expect to record a loss on retirement of debt of approximately $2.0 million as a result of the debt repayments noted above, including the payment of prepayment penalties and write off of related deferred financing costs.

The securities sold in the private placement, at the time of sale, were not registered under the Securities Act of 1933, as amended, and consequently were not able to be re-offered or re-sold in the United States in the absence of an effective registration statement or exemption from registration requirements. However, pursuant to an agreement made with the purchasers as part of the transaction, we filed a registration statement with the Securities and Exchange Commission and will seek and maintain the effectiveness of such registration statement, for purposes of registering for resale the shares of common stock issued in the private placement.

Subsequent to the end of the second quarter, Denny's Inc. and Denny's Realty Inc., entered into a commitment letter for $275 million of senior secured credit facilities. The new facilities will consist of a $200 million, five-year term loan and a $75 million, four-year revolving credit facility. Banc of America Securities LLC and UBS Securities LLC will act as joint lead arrangers for the new facilities. The new credit facilities will refinance the existing credit facility, refinance a portion of existing senior notes and be available for working capital, capital expenditures and other general corporate purposes. The new credit facilities will be guaranteed by Denny's Corporation and its other subsidiaries and will generally be secured by liens on the same collateral that secure the existing facility. The closing of the new credit facilities, expected to occur in September, is subject to, among other conditions, the negotiation of definitive agreements on mutually acceptable terms, as well as other customary conditions for financings of this type.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of June 30, 2004 and results of operations for the quarter and two quarters ended June 30, 2004 compared to the quarter and two quarters ended June 25, 2003. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003 and in Exhibit 99 thereto.

Statements of Operations

                                                                    Quarter Ended                         Two Quarters Ended
                                                          June 30, 2004     June 25, 2003         June 30, 2004     June 25, 2003
                                                         ---------------   ---------------       ---------------   ---------------
                                                               (Dollars in thousands)                  (Dollars in thousands)
Revenue:
Company restaurant sales...............................  $217,906  90.9%   $208,457  90.6%       $425,668  90.7%   $407,901  90.5%
  Franchise and license revenue........................    21,835   9.1%     21,603   9.4%         43,468   9.3%     43,000   9.5%
                                                         -------- ------   -------- ------       -------- -----    -------- ------
     Total operating revenue...........................  $239,741 100.0%   $230,060 100.0%       $469,136 100.0%   $450,901 100.0%

Costs of company restaurant sales (a):
  Product costs........................................    56,361  25.9%     53,008  25.4%        109,436  25.7%    102,083  25.0%
  Payroll and benefits.................................    90,018  41.3%     92,151  44.2%        178,276  41.9%    180,695  44.3%
  Occupancy............................................    12,142   5.6%     11,947   5.7%         24,690   5.8%     24,047   5.9%
  Other operating expenses.............................    29,166  13.4%     28,086  13.5%         57,205  13.4%     56,831  13.9%
                                                         -------- ------   -------- ------       -------- ------   -------- ------
     Total costs of company restaurant sales...........   187,687  86.1%    185,192  88.8%        369,607  86.8%    363,656  89.2%

Costs of franchise and license revenue (a).............     7,049  32.3%      6,778  31.4%         14,217  32.7%     13,270  30.9%

General and administrative expenses....................    14,228   5.9%     13,044   5.7%         29,409   6.3%     26,247   5.8%
Depreciation and amortization..........................    14,194   5.9%     14,420   6.3%         28,412   6.1%     28,677   6.4%
Restructuring charges and exit costs...................      (519) (0.2%)      (982) (0.4%)          (414) (0.1%)      (936) (0.2%)
Impairment charges.....................................       497   0.2%        410   0.2%            497   0.1%        699   0.2%
Gains on disposition of assets and other, net..........      (158) (0.1%)    (2,552) (1.1%)          (232)  0.0%     (4,869) (1.1%)
                                                         -------- ------    ------- ------       -------- ------   -------- ------
     Total operating costs and expenses................   222,978  93.0%     16,310  94.0%        441,496  94.1%    426,744  94.6%
                                                         -------- ------    ------- ------       -------- ------   -------- ------
                                                           16,763   7.0%      3,750   6.0%         27,640   5.9%     24,157   5.4%
                                                         -------- ------    ------- ------       -------- ------   -------- ------
Other expenses:
  Interest expense, net................................    19,457   8.1%      8,989   8.3%         38,925   8.3%     38,206   8.5%
  Other nonoperating expense (income), net.............         1   0.0%       (127) (0.1%)           (64)  0.0%       (120) (0.0%)
                                                         -------- ------   -------- ------       -------- ------   -------- ------
     Total other expenses, net.........................    19,458   8.1%      8,862   8.2%          8,861   8.3%     38,086   8.4%
                                                         -------- ------   -------- ------       -------- ------   -------- ------
Loss before income taxes...............................    (2,695) (1.1%)    (5,112) (2.2%)       (11,221) (2.4%)   (13,929) (3.1%)
Provision for income taxes.............................       203   0.1%        265  (0.1%)           407   0.1%        503   0.1%
                                                         -------- ------   -------- ------       -------- ------   -------- ------
Net loss ..............................................  $ (2,898) (1.2%)  $ (5,377) (2.3%)      $(11,628) (2.5%)  $(14,459) (3.2%)
                                                         ======== ======   ======== ======       ======== ======   ======== ======

Other Data:
Company-owned average unit sales..................       $  393.0          $  372.2              $  766.1          $  727.0
Same-store sales increase (decrease)(company-owned) (b)       4.6%             (0.6%)                 5.5%             (0.5%)
  Guest check average increase (b).....................       3.4%              3.9%                  3.2%              3.2%
  Guest count increase (decrease) (b)..................       1.1%             (4.3%)                 2.2%             (3.6%)

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

Unit Activity

                                             Ending           Units                                      Ending            Ending
                                              Units          Opened/         Units        Units          Units            Units
                                         March 31, 2004      Acquired    Refranchised     Closed     June 30, 2004    June 25, 2003
                                         --------------      --------    ------------     ------     -------------    -------------
Company-owned restaurants                       558             ---           (1)          (1)             556              563
Franchised and licensed restaurants           1,065               3            1           (6)           1,063            1,100
                                              -----             ---           --           --            -----            -----
                                              1,623               3            0           (7)           1,619            1,663
                                              =====             ===           ==           ==            =====            =====


Quarter Ended June 30, 2004 Compared with Quarter Ended June 25, 2003
---------------------------------------------------------------------

Company Restaurant Operations

During the quarter ended June 30, 2004, we realized a 4.6% increase in same-store sales, comprised of a 3.4% increase in guest check average and a 1.1% increase in guest counts. Company restaurant sales increased $9.4 million (4.5%). Higher sales resulted primarily from the increase in same-store sales for the current period partially offset by a 5 equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.1% from 88.8%. Product costs increased to 25.9% from 25.4%, including the impact of a $1.0 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. This deferred gain became fully amortized in September of 2003. Excluding the amortization of deferred gains for the prior year, product costs as a percentage of sales were 25.9% in 2003. Payroll and benefits decreased to 41.3% from 44.2% due to increased labor efficiency resulting from higher sales as well as decreased health benefits costs resulting from new health benefits programs implemented in 2004. These cost improvements were partially offset by higher workers' compensation costs and increased in-restaurant incentive compensation compared to the prior year. Occupancy costs decreased slightly to 5.6% from 5.7% of company restaurant sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                                                     Quarter Ended
                                                                     -------------
                                                      June 30, 2004                   June 25, 2003
                                                 -----------------------         ------------------------
                                                                 (Dollars in Thousands)
   Utilities                                     $       9,376      4.3%         $       9,051       4.3%
   Repairs and maintenance                               4,171      1.9%                 4,313       2.1%
   Marketing                                             7,775      3.6%                 6,789       3.3%
   Other                                                 7,844      3.6%                 7,933       3.8%
                                                 -------------   -------         --------------   -------
     Other operating expenses                    $      29,166     13.4%         $      28,086      13.5%
                                                 =============   =======         ==============   =======



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

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

                                                                    Quarter Ended
                                                                    -------------
                                                      June 30, 2004                   June 25, 2003
                                                 -----------------------         -----------------------
                                                                  (Dollars in Thousands)
   Royalties and initial fees                    $      14,018     64.2%         $      13,529     62.6%
   Occupancy revenue                                     7,817     35.8%                 8,074     37.4%
                                                 -------------   -------         --------------  -------
      Franchise and license revenue                     21,835    100.0%         $      21,603    100.0%
                                                 =============   =======         ==============  =======


   Occupancy costs                                       5,216     23.9%                 5,399     25.0%
   Other direct costs                                    1,833      8.4%                 1,379      6.4%
                                                 -------------   -------         --------------  -------
      Costs of franchise and license revenue     $       7,049     32.3%         $       6,778     31.4%
                                                 =============   ========        ==============  =======


The revenue increase of $0.2 million (1.1%) resulted from a 4.8% increase in franchisee same-store sales partially offset by a 37-unit decrease in franchised and licensed units due to unit closures.

Costs of franchise and license revenue increased $0.3 million (4.0%). The increase as a percentage of franchise and license revenues was primarily due to increased franchise operations personnel incentive compensation compared to the prior year.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses increased $1.2 million (9.1%) compared with the quarter ended June 25, 2003. The increase resulted primarily from higher accruals for incentive compensation of approximately $2.8 million compared to the prior year and the incurrence of costs related to exploring possible alternatives to improve our long-term liquidity and capital structure (approximately $0.5 million). These increases were partially offset by reductions in corporate overhead related to organizational changes.

Gains on disposition of assets and other, net of $0.2 million in 2004 and $2.6 million in 2003 primarily represent gains on cash sales of surplus properties.

Operating income was $16.8 million for the quarter ended June 30, 2004 compared with $13.8 million for the quarter ended June 25, 2003.

Interest expense, net for the quarter ended June 30, 2004 was comprised of $19.8 million of interest expense offset by $0.3 million of interest income, compared with $19.4 million of interest expense offset by $0.4 million of interest income for the quarter ended June 25, 2003. The increase in interest expense resulted from higher deferred financing cost amortization related to our credit facility.

The provision for income taxes was $0.2 million and $0.3 million for the quarters ended June 30, 2004 and June 25, 2003, respectively. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances.

Net loss was $2.9 million for the quarter ended June 30, 2004 compared with $5.4 million for the quarter ended June 25, 2003 due to the factors noted above.


Two Quarters Ended June 30, 2004 Compared with Two Quarters Ended June 25, 2003
-------------------------------------------------------------------------------

Company Restaurant Operations

During the two quarters ended June 30, 2004, we realized a 5.5% increase in same-store sales, comprised of a 2.2% increase in guest counts and a 3.3% increase in guest check average. Company restaurant sales increased $17.8 million (4.4%). Higher sales resulted primarily from the increase in same-store sales for the current year partially offset by a 5 equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.8% from 89.2%. Product costs increased to 25.7% from 25.0%, including the impact of a $1.9 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. This deferred gain became fully amortized in September of 2003. Excluding the amortization of deferred gains for the prior year, product costs as a percentage of sales were 25.5% in 2003. This increase in product cost resulted from unfavorable commodity costs, especially pork and beef, quality improvements to existing products and a shift in menu mix. Payroll and benefits decreased to 41.9% from 44.3% due to increased labor efficiency resulting from higher sales as well as decreased health benefits costs resulting from new health benefits programs implemented in 2004. These cost improvements were partially offset by higher workers' compensation costs and increased incentive compensation compared to the prior year. Occupancy costs decreased slightly to 5.8% from 5.9% of company restaurant sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                                                   Two Quarters Ended
                                                                   ------------------
                                                      June 30, 2004                   June 25, 2003
                                                 -----------------------         -----------------------
                                                                 (Dollars in Thousands)
   Utilities                                     $     19,216       4.5%         $     18,138       4.4%
   Repairs and maintenane                               7,518       1.8%                9,008       2.2%
   Marketing                                           15,239       3.6%               13,768       3.4%
   Other                                               15,232       3.6%               15,917       3.9%
                                                 ------------    -------         ------------    -------
     Other operating expenses                    $     57,205      13.4%         $     56,831      13.9%
                                                 ============    =======         ============    =======

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

                                                                   Two Quarters Ended
                                                                   ------------------
                                                      June 30, 2004                   June 25, 2003
                                                 -----------------------         -----------------------
                                                                 (Dollars in Thousands)
   Royalties and initial fees                    $     27,925      64.2%         $     26,792      62.3%
   Occupancy revenue                                   15,543      35.8%               16,208      37.7%
                                                 ------------    -------         ------------    -------
      Franchise and license revenue                    43,468     100.0%               43,000     100.0%
                                                 ============    =======         ============    =======


   Occupancy costs                                     10,603      24.4%               10,935      25.4%
   Other direct costs                                   3,614       8.3%                2,335       5.4%
                                                 ------------    -------         ------------    -------
      Costs of franchise and license revenue     $     14,217      32.7%         $     13,270      30.9%
                                                 ============    =======         ============    =======


The revenue increase of $0.5 million (1.1%) resulted from a 5.7% increase in franchisee same-store sales partially offset by a 37-unit decrease in franchised and licensed units due to unit closures.

Costs of franchise and license revenue increased $0.9 million (7.1%). The increase as a percentage of franchise and license revenues was due to increased franchise operations personnel incentive compensation compared to the prior year coupled with prior year costs benefiting from a net $0.3 million reduction in bad debt expense related to the collection of certain past due accounts.

Other Operating Costs and Expenses

General and administrative expenses increased $3.2 million (12.0%) compared with the two quarters ended June 25, 2003. The increase resulted primarily from higher accruals for incentive compensation of approximately $4.0 million compared to the prior year and the incurrence of costs related to exploring possible alternatives to improve our long-term liquidity and capital structure (approximately $2.5 million). These increases were partially offset by reductions in corporate overhead related to organizational changes.

Gains on disposition of assets and other, net of $0.2 million in 2004 and $4.9 million in 2003 primarily represent gains on cash sales of surplus properties.

Operating income was $27.6 million for the two quarters ended June 30, 2004 compared with $24.2 million for the two quarters ended June 25, 2003.

Interest expense, net for the two quarters ended June 30, 2004 was comprised of $39.6 million of interest expense offset by $0.7 million of interest income, compared with $39.0 million of interest expense offset by $0.7 million of interest income for the two quarters ended June 25, 2003. The increase in interest expense resulted from higher deferred financing cost amortization related to our credit facility.

The provision for income taxes was $0.4 million and $0.5 million for the two quarters ended June 30, 2004 and June 25, 2003, respectively. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances.

Net loss was $11.6 million for the two quarters ended June 30, 2004 compared with $14.5 million for the two quarters ended June 25, 2003 due to the factors noted above.


Liquidity and Capital Resources
-------------------------------

Revolving Credit Facility

We have a senior secured credit facility, or credit facility, which initially provided Denny's with a working capital and letter of credit facility of up to $125 million. On September 26, 2003, we amended and restated our $125 million credit facility to include $40 million of term loans, thereby increasing the aggregate commitments to $165 million. The term loans do not amortize prior to maturity. Effective June 30, 2004, commitments under the credit facility were reduced to $155 million as scheduled in the credit agreement. The amended and restated facility, including the term loans, will mature on December 20, 2004.

At June 30, 2004, we had outstanding revolving loans of $1.7 million, letters of credit of $35.1 million and term loans of $40.0 million under our credit facility, leaving net availability of $78.2 million. Revolving loans under the credit facility accrue interest at a variable rate (8.0% at June 30, 2004) based on the prime rate or an adjusted Eurodollar rate. Term loans bear interest at a fixed rate of 11.00% per annum.

The credit facility is generally secured by liens on the stock of our subsidiaries, accounts receivable, intellectual property, cash and cash accounts. In addition, the facility is secured by first-priority mortgages on 240 owned restaurant properties and our corporate headquarters, located in Spartanburg, South Carolina. Denny's Corporation and its subsidiaries are guarantors under the credit facility. The credit facility contains certain financial covenants (i.e., minimum EBITDA (as defined under the credit facility) requireents, total debt to EBITDA ratio requirements and total senior secured debt to EBITDA requirements), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for leveraged financings. We were in compliance with the terms of the credit facility, as amended, as of June 30, 2004, and we expect to remain in compliance with the terms of our credit facility through its expiration date.

Subsequent to the end of the second quarter, we repaid the $40.0 million of term loans with a portion of the gross proceeds from the issuance of common stock. See Issuance of Common Stock below. Additionally, subsequent to the end of the second quarter, Denny's Inc. and Denny's Realty Inc., entered into a commitment letter for $275 million of senior secured credit facilities. The new facilities will consist of a $200 million, five-year term loan and a $75 million, four-year revolving credit facility. Banc of America Securities LLC and UBS Securities LLC will act as joint lead arrangers for the new facilities. The new credit facilities will refinance the existing credit facility, refinance a portion of existing senior notes and be available for working capital, capital expenditures and other general corporate purposes. The new credit facilities will be guaranteed by Denny's Corporation and its other subsidiaries and will generally be secured by liens on the same collateral that secure the existing facility. The closing of the new credit facilities, expected to occur in September, is subject to, among other conditions, the negotiation of definitive agreements on mutually acceptable terms, as well as other customary conditions for financings of this type. If we are unable to close on the new credit facilities before our current facility expires, our financial condition and results of operations will be materially affected.

Issuance of Common Stock

On July 7, 2004 (subsequent to the end of the second quarter), we closed a private placement of 48.4 million shares of our common stock at a price of $1.90 per share to accredited institutional investors generating aggregate gross proceeds of approximately $92.0 million. The shares of common stock were offered and sold without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from registration provided by such Act and/or the regulations thereunder, including Section 4(2). The proceeds from the equity placement have been applied to reduce indebtedness and for general corporate purposes. As of July 29, 2004, we repurchased approximately $35.1 million aggregate principal amount of our 11 1/4% Senior Notes, leaving a balance outstanding of approximately $343.9 million, and approximately $8.7 million aggregate principal amount of our 12 3/4% Senior Notes, leaving a balance outstanding of $111.7 million. In addition, we have we repaid the $40 million balance outstanding under the term loan portion of our revolving credit facility. We expect to record a loss on retirement of debt of approximately $2.0 million as a result of the debt repayments noted above, including the payment of prepayment penalties and write off of related direct financing costs.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the two quarters ended June 30, 2004, our capital expenditures were $16.0 million. Of that amount, approximately $1.8 million was financed through capital leases. Capital expenditures during 2004 are expected to total approximately $40.0 million; however, we are not committed to spending this amount and could spend more or less if circumstances require.

Although we have recently improved our liquidity position through the repayment of indebtedness with the proceeds from our issuance of common stock, and although our cash flows together with borrowings under our credit facility have been sufficient to fund our operations and make interest payments when due, we continue to explore possible alternatives to improve our long-term liquidity and capital structure.

Our working capital deficit was $157.7 million at June 30, 2004 compared with $160.5 million at December 31, 2003. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.


Implementation of New Accounting Standards
------------------------------------------

See Note 8 to our Condensed Consolidated Financial Statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the credit facility bear interest at a variable rate based on the prime rate (prime rate plus 4%) or an adjusted Eurodollar rate (LIBOR plus 5%). A 100 basis point change in the credit facility interest rate (8.0% at June 30, 2004) would cause the interest expense for the remainder of 2004 to change by less than $0.1 million. This computation is determined by considering the impact of hypothetical interest rates on the revolving portion of our credit facility at June 30, 2004. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $535.1 million at June 30, 2004. The carrying value of such debt was approximately $549.0 million at June 30, 2004. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at June 30, 2004 relates primarily to market quotations for our 11 1/4% and 12 3/4% Notes.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at June 30, 2004.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Denny's Corporation was held on Thursday, May 27, 2004, and the following matters were voted on by the stockholders of Denny's Corporation:

(i)    Election of Directors
       ---------------------
                                                                Votes Against
       Name                              Votes For               or Withheld
       ----                              ---------               -----------
       Vera K. Farris                    28,486,643               5,038,935
       Vada Hill                         28,482,684               5,042,894
       Nelson J. Marchioli               28,557,291               4,968,287
       Robert E. Marks                   28,536,889               4,988,689
       Elizabeth A. Sanders              28,488,291               5,037,287
       Donald R. Shepherd                28,537,991               4,987,587
       Debra Smithart-Oglesby            28,487,991               5,037,587



(ii) Ratification of the Selection of KPMG LLP as Auditors for the 2004 fiscal
     -------------------------------------------------------------------------
     year
     ----

        Votes For             Votes Against                 Votes Abstaining
        ---------             -------------                 ----------------
       33,462,369                25,178                          38,031



(iii) Approval of 2004 Incentive Program for the Company's Employees
      --------------------------------------------------------------

        Votes For              Votes Against                Votes Abstaining
        ---------              -------------                ----------------
       26,812,338                1,807,293                     4,905,947


Item 6.  Exhibits and Reports on Form 8-K

a. The following are included as exhibits to this report:

     Exhibit
        No.       Description
     -------      -----------

      4.1 Amendment No. 2 dated as of July 27, 2004 to the Rights Agreement, dated as of December 15, 1998, as previously amended as of July 2, 2004, between Denny's Corporation and Continental Stock Transfer & Trust Company.

      10.1 Amendment No. 1 dated as of July 2, 2004 to the Credit Agreement dated as of December 16, 2002, as amended and restated as of September 26, 2003, among Denny's, Inc., Denny's Realty, Inc., Denny's Corporation, Denny's Holdings, Inc., DFO, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as Syndication Agent.

      10.2 Amendment No. 2 dated as of July 27, 2004 to the Credit Agreement dated as of December 16, 2002, as amended and restated as of September 26, 2003 and as amended by Amendment No. 1 thereto dated of July 2, 2004, among Denny's, Inc., Denny's Realty, Inc., Denny's Corporation, Denny's Holdings, Inc., DFO, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as Syndication Agent.

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

   b. On April 8, 2004, we reported on Form 8-K (under Items 7 and 12) that we issued a press release on April 8, 2004, announcing same-store sales for our company-owned restaurants during the five weeks period and the quarter ended March 31, 2004.

      On April 14, 2004, we reported on Form 8-K (under Items 5 and 12) that we issued a press release on April 13, 2004, reporting the passing of the Chairman of our Board of Directors, Charles F. Moran.

      On April 21, 2004, we furnished on Form 8-K (under Items 7 and 9) information provided to an ad hoc committee of holders of our 11 1/4% Senior Notes on or about March 15, 2004.

      On April 23, 2004, we reported on Form 8-K (under Items 7 and 9) that we issued a press release on April 22, 2004, regarding our Current Report on Form 8-K dated April 21, 2004, which furnished certain projected financial information under Regulation FD.

      On May 6, 2004, we reported on Form 8-K (under Items 7 and 12) that we issued a press release on May 6, 2004, announcing financial results for the first quarter ended March 31, 2004.

      On June 4, 2004, we reported on Form 8-K (under Items 7 and 12) that we issued a press release on June 4, 2004, announcing same-store sales for our company-owned restaurants during the four week period ended May 26, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DENNY'S CORPORATION

Date:    August 16, 2004                   By:   /s/ Rhonda J. Parish
                                                 --------------------
                                                 Rhonda J. Parish
                                                 Executive Vice President,
                                                 General Counsel and Secretary

Date:    August 16, 2004                   By:    /s/ Andrew F. Green
                                                  -------------------
                                                  Andrew F. Green
                                                  Senior Vice President and
                                                  Chief Financial Officer