Form 10-Q
period 2004-09-29
DENNYS CORP
filed 2004-11-15
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2004 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

Commission file number 0-18051


                               DENNY'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        13-3487402
-------------------------------                  -------------------------------

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)



                              203 East Main Street
                     Spartanburg, South Carolina 29319-0001
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                     Yes   [ ]                 No   [X]

As of November 1, 2004, 89,856,916 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                   Quarter Ended
                                                                                                   -------------
                                                                                   September 29, 2004          September 24, 2003
                                                                                   ------------------          ------------------
                                                                                       (In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                            $ 224,330                   $ 215,573
   Franchise and license revenue                                                          22,815                      22,817
                                                                                       ---------                   ---------
      Total operating revenue                                                            247,145                     238,390
                                                                                       ---------                   ---------
Costs of company restaurant sales:
   Product costs                                                                          58,328                      56,215
   Payroll and benefits                                                                   91,929                      91,080
   Occupancy                                                                              12,850                      12,296
   Other operating expenses                                                               30,913                      31,354
                                                                                       ---------                   ---------
      Total costs of company restaurant sales                                            194,020                     190,945
Costs of franchise and license revenue                                                     6,948                       6,801
General and administrative expenses                                                       16,727                      11,982
Depreciation and amortization                                                             13,529                      15,254
Restructuring charges and exit costs                                                       1,080                          70
Impairment charges                                                                           195                       1,190
Gains on disposition of assets and other, net                                               (998)                       (778)
                                                                                       ---------                   ---------
      Total operating costs and expenses                                                 231,501                     225,464
                                                                                       ---------                   ---------
Operating income                                                                          15,644                      12,926
                                                                                       ---------                   ---------
Other expenses:
   Interest expense, net                                                                  17,556                      18,990
   Other nonoperating expense (income), net                                                9,699                         (57)
                                                                                       ---------                   ---------
      Total other expenses, net                                                           27,255                      18,933
                                                                                       ---------                   ---------
Loss before income taxes                                                                 (11,611)                     (6,007)
Provision for income taxes                                                                   202                         266
                                                                                       ---------                   ---------
Net loss                                                                               $ (11,813)                  $  (6,273)
                                                                                       =========                   =========

Per share amounts:
   Basic and diluted net loss per share                                                $   (0.14)                  $   (0.15)
                                                                                       =========                   =========

Weighted average shares outstanding:
   Basic and diluted                                                                      86,614                      40,743
                                                                                       ==========                  =========

                             See accompanying notes

Denny's Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                Three Quarters Ended
                                                                                                ---------------------
                                                                                   September 29, 2004          September 24, 2003
                                                                                   ------------------          ------------------
                                                                                     (In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                             $ 649,998                 $ 623,474
   Franchise and license revenue                                                           66,283                    65,817
                                                                                        ---------                 ---------
      Total operating revenue                                                             716,281                   689,291
                                                                                        ---------                 ---------
Cost of company restaurant sales:
   Product costs                                                                          167,764                   158,298
   Payroll and benefits                                                                   270,205                   271,775
   Occupancy                                                                               37,540                    36,343
   Other operating expenses                                                                88,118                    88,185
                                                                                        ---------                 ---------
      Total costs of company restaurant sales                                             563,627                   554,601
Costs of franchise and license revenue                                                     21,165                    20,071
General and administrative expenses                                                        46,136                    38,229
Depreciation and amortization                                                              41,941                    43,931
Restructuring charges and exit costs                                                          666                      (866)
Impairment charges                                                                            692                     1,889
Gains on disposition of assets and other, net                                              (1,230)                   (5,647)
                                                                                        ---------                 ---------
      Total operating costs and expenses                                                  672,997                   652,208
                                                                                        ---------                 ---------
Operating income                                                                           43,284                    37,083
                                                                                        ---------                 ---------
Other expenses:
   Interest expense, net                                                                   56,481                    57,196
   Other nonoperating expense (income), net                                                 9,635                      (177)
                                                                                        ---------                 ---------
      Total other expenses, net                                                            66,116                    57,019
                                                                                        ---------                 ---------
Loss before income taxes                                                                  (22,832)                  (19,936)
Provision for income taxes                                                                    609                       796
                                                                                        ---------                 ---------
Net loss                                                                               $  (23,441)                $ (20,732)
                                                                                       ==========                 =========

Per share amounts:
   Basic and diluted net loss per share:                                               $    (0.42)                $   (0.51)
                                                                                       ==========                 =========

Weighted average shares outstanding:
   Basic and diluted                                                                       56,312                    40,666
                                                                                       ==========                 =========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                   September 29, 2004          December 31, 2003
                                                                                   ------------------          -----------------
                                                                                                  (In thousands)
 Assets
 Current Assets:
    Cash and cash equivalents                                                          $  27,342                  $   7,363
    Receivables, net                                                                       7,768                      9,771
    Inventories                                                                            8,235                      8,158
    Other current assets                                                                   8,220                      6,965
                                                                                       ---------                   --------
 Total Current Assets                                                                     51,565                     32,257
                                                                                       ---------                   --------
 Property, net                                                                           283,901                    296,995

 Other Assets:
    Restricted cash                                                                      216,423                        ---
    Goodwill                                                                              50,404                     50,404
    Intangible assets, net                                                                78,900                     83,879
    Deferred financing costs, net                                                         17,897                      9,887
    Other assets                                                                          30,583                     33,230
                                                                                       ---------                  ---------
 Total Assets                                                                          $ 729,673                  $ 506,652
                                                                                       =========                  =========

 Liabilities
 Current Liabilities:
    Current maturities of notes and debentures                                         $     410                  $  51,714
    Current maturities of capital lease obligations                                        3,338                      3,462
    Accounts payable                                                                      35,012                     40,617
    Other current liabilities                                                             92,817                     96,932
                                                                                       ---------                  ---------
 Total Current Liabilities                                                               131,577                    192,725
                                                                                       ---------                  ---------

 Long-Term Liabilities:
    Notes and debentures, less current maturities                                        733,345                    509,593
    Capital lease obligations, less current maturities                                    27,708                     28,728
    Liability for insurance claims                                                        26,281                     25,585
    Other noncurrent liabilities and deferred credits                                     56,985                     62,953
                                                                                       ---------                  ---------
 Total Long-Term Liabilities                                                             844,319                    626,859
                                                                                       ---------                  ---------
 Total Liabilities                                                                       975,896                    819,584
 Total Shareholders' Deficit                                                            (246,223)                  (312,932)
                                                                                       ---------                  ---------
 Total Liabilities and Shareholders' Deficit                                           $ 729,673                  $ 506,652
                                                                                       =========                  =========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
(Unaudited)

                                                                                                      Accumulated
                                                                          Additional                      Other           Total
                                                        Common Stock       Paid-in     Accumulated    Comprehensive   Shareholders'
                                                       Shares   Amount     Capital       Deficit          Loss           Deficit
                                                       ------   ------     -------       -------          ----           -------
                                                                                   (In thousands)

   Balance, December 31, 2003                          41,003   $ 410      $ 417,816   $  (713,216)    $  (17,942)     $  (312,932)
                                                       ------    ----       --------    ----------      ---------       ----------
      Net loss                                            ---     ---            ---       (23,441)           ---          (23,441)
      Equity issuance                                  48,430     484         89,311           ---            ---           89,795
      Exercise of common stock options                    424       5            350           ---            ---              355
                                                       ------    ----       --------    ----------      ---------       ----------
   Balance, September 29, 2004                         89,857   $ 899      $ 507,477   $  (736,657)    $  (17,942)     $  (246,223)
                                                       ======    ====       ========    ==========      =========       ==========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows


                                                                                                  Three Quarters Ended
                                                                                                  --------------------
                                                                                       September 29, 2004      September 24, 2003
                                                                                       ------------------      ------------------
                                                                                                     (In thousands)
 Cash Flows from Operating Activities:
 Net loss                                                                                  $ (23,441)              $ (20,732)
 Adjustments to reconcile net loss to cash flows provided by operating activities:
    Depreciation and amortization                                                             41,941                  43,931
    Impairment charges                                                                           692                   1,889
    Restructuring charges and exit costs                                                         666                    (866)
    Recognition of deferred gains                                                                ---                  (2,644)
    Amortization of deferred financing costs                                                   4,665                   3,753
    Gains on disposition of assets and other, net                                             (1,230)                 (5,647)
    Amortization of debt premium                                                              (1,369)                 (1,219)
    Loss on early extinguishment of debt                                                       9,695                     ---
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
       Decrease (increase) in assets:
          Receivables                                                                          2,099                   4,494
          Inventories                                                                            (77)                   (510)
          Other current assets                                                                (1,255)                 (1,732)
          Other assets                                                                          (994)                 (1,663)
       Increase (decrease) in liabilities:
          Accounts payable                                                                    (3,180)                 (4,195)
          Accrued salaries and vacations                                                       5,122                   1,677
          Accrued taxes                                                                          961                   2,558
          Other current liabilities                                                          (13,759)                (13,055)
          Other noncurrent liabilities and deferred credits                                   (4,793)                 (1,840)
                                                                                           ---------                --------
 Net cash flows provided by operating activities                                              15,743                   4,199
                                                                                           ---------                --------

 Cash Flows from Investing Activities:
    Purchase of property                                                                     (22,152)                (22,965)
    Proceeds from disposition of property                                                      2,111                  16,323
    Change in restricted cash                                                               (216,423)                    ---
                                                                                           ---------                --------
 Net cash flows used in investing activities                                                (236,464)                 (6,642)
                                                                                           ---------                --------

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

                                                                                                  Three Quarters Ended
                                                                                                  --------------------
                                                                                       September 29, 2004      September 24, 2003
                                                                                       ------------------      ------------------
                                                                                                       (In thousands)
  Cash Flows from Financing Activities:
     Net borrowings under credit agreements                                                $ 293,900               $  16,300
     Long-term debt payments                                                                (122,274)                 (3,356)
     Deferred financing costs paid                                                           (13,054)                 (2,137)
     Debt retirement costs                                                                    (7,313)                    ---
     Proceeds from exercise of stock options                                                     355                     ---
     Proceeds from equity issuance, net                                                       90,044                     ---
     Net bank overdrafts                                                                        (958)                (10,280)
                                                                                           ---------               ---------
   Net cash flows provided by financing activities                                           240,700                     527
                                                                                           ---------               ---------
  Increase (decrease) in cash and cash equivalents                                            19,979                  (1,916)

  Cash and Cash Equivalents at:
     Beginning of period                                                                       7,363                   5,717
                                                                                           ---------               ---------
     End of period                                                                         $  27,342               $   3,801
                                                                                           =========               =========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 29, 2004
(Unaudited)

Note 1.  General
         -------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc., or Denny's Holdings, and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2003 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2003 Annual Report on Form 10-K. The results of operations for the quarter ended September 29, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 29, 2004.

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

Restructuring charges and exit costs were comprised of the following:

                                                            Quarter Ended                            Three Quarters Ended
                                              ----------------------------------------     ----------------------------------------
                                              September 29, 2004    September 24, 2003     September 29, 2004    September 24, 2003
                                              ------------------    ------------------     ------------------    ------------------
                                                                                   (In thousands)

Exit costs                                       $      964            $      13              $      439            $    (1,512)
Severance and other restructuring charges               116                   57                     227                    646
                                                 ----------            ---------              ----------            -----------
    Total restructuring and exit costs           $    1,080            $      70              $      666            $      (866)
                                                 ==========            =========              ==========            ===========


The components of the change in accrued exit cost liabilities are as follows:

                                                           (In thousands)

         Balance, December 31, 2003                         $    13,044
         Provisions for units closed in 2004                        280
         Change in estimates of accrued exit costs, net             159
         Payments, net                                           (3,768)
         Interest accretion                                       1,024
                                                            -----------
         Balance, September 29, 2004                        $    10,739
                                                            ===========

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

                                                           (In thousands)

         Remainder of 2004                                  $       848
         2005                                                     2,219
         2006                                                     1,784
         2007                                                     1,511
         2008                                                     1,407
         Thereafter                                               8,539
                                                            -----------
             Total                                               16,308
         Less imputed interest                                    5,569
                                                            -----------
         Present value of exit cost liabilities             $    10,739
                                                            ===========

Note 3.  Refinancing Transactions
         ------------------------

During the third and fourth quarters of 2004, we completed a series of recapitalization transactions intended to reduce interest expense, extend debt maturities and increase our financial flexibility. The recapitalization consisted of the transactions and the use of proceeds therefrom as described below, which we refer to collectively as the "Refinancing Transactions":

Private Placement

In July 2004, Denny's Corporation received net proceeds of approximately $89.8 million from a private placement of 48.4 million shares of our common stock at a price of $1.90 per share (the "Private Placement"). The proceeds are net of $2.2 million of direct costs related to the Private Placement, $0.2 million of which were included in other accrued expenses at September 29, 2004.

New Credit Facilities

On September 21, 2004, our subsidiaries, Denny's, Inc. and Denny's Realty, Inc. (the "Borrowers"), entered into new senior secured credit facilities in an aggregate principal amount of $420 million. The new credit facilities consist of a first lien facility and a second lien facility. The new first lien facility consists of a $225 million five-year term loan facility (the "Term Loan Facility") and a $75 million four-year revolving credit facility, of which $45 million is available for the issuance of letters of credit (the "Revolving Facility" and together with the Term Loan Facility, the "New First Lien Facility"). The second lien facility consists of an additional $120 million six-year term loan facility (the "Second Lien Facility," and together with the New First Lien Facility, the "New Credit Facilities"). The Second Lien Facility ranks pari passu with the New First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the New First Lien Facility. The New Credit Facilities are secured by substantially all of our assets and guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries.

The Term Loan Facility will mature on September 30, 2009 and will amortize in equal quarterly installments of $0.6 million (commencing March 31, 2005) with all remaining amounts due on the maturity date. The Revolving Facility will mature on September 30, 2008. The Second Lien Facility will mature on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the New First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower's option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum.

Denny's Corporation will be required to make mandatory prepayments under certain circumstances and may make certain optional prepayments under the New Credit Facilities. It may be assessed a prepayment premium upon optional or certain mandatory prepayments.

The New Credit Facilities include negative covenants that are usual for facilities and transactions of this type and substantially similar to those that were contained in the prior credit facility, including but not limited to limitations on dividends on capital stock; limitations of redemptions and repurchases of capital stock; limitations on prepayments, redemptions and repurchases of debt; limitations on liens, sale-leaseback transactions, loans, investments, debt (including hedging and other derivative agreements), operating leases, mergers, acquisitions and asset sales; limitations on transactions with affiliates; limitations on restrictions on liens and other restrictive agreements; limitations on changes in business conducted by Denny's Corporation, the borrowers and the subsidiaries of Denny's Corporation; limitations on assets of Denny's Corporation and Denny's Holdings; restrictions on changing fiscal year, accounting policies, and organizational, debt and other material agreements.

The New Credit Facilities include the following financial covenants (as defined in the credit agreements governing the New Credit Facilities ("Credit Agreements"): (a) a maximum total debt to EBITDA ratio, (b) a maximum senior secured debt to EBITDA ratio, (c) a minimum fixed charge coverage ratio, and (d) limitations on capital expenditures.

The New Credit Facilities include events of default that are usual for facilities and transactions of this type. In addition, an event of default will result on the date that is six months prior to the maturity date of any senior or subordinated notes of Denny's Corporation, Denny's Holdings, the borrowers or any of their subsidiaries that mature prior to the latest maturity date of any of the New Credit Facilities, from the failure to repay or refinance the aggregate amount of any such senior or subordinated notes outstanding in excess of $25,000,000, or amend the maturity thereof to a date at least six months after the maturity date of such New Credit Facilities.

We were in compliance with the covenants in the Credit Agareements at September 29, 2004.

At September 29, 2004, we had outstanding letters of credit of $39.6 million under our Revolving Facility, leaving net availability of $35.4 million. There were no revolving loans outstanding at September 29, 2004.

Through September 29, 2004, we incurred approximately $13.5 million of deferred financing costs related to the New Credit Facilities, $0.4 million of which were included in other accrued liabilities at September 29, 2004.

Senior Notes Offering

On October 5, 2004, subsequent to the end of the third quarter, Denny's Holdings issued $175 million aggregate principal amount of Denny's Holdings' 10% Senior Notes due 2012 (the "10% Notes"). The 10% Notes are irrevocably, fully and unconditionally guaranteed on a senior basis by Denny's Corporation. The 10% Notes are general, unsecured senior obligations of Denny's Holdings, and rank equal in right of payment to all existing and future indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the notes; rank senior in right of payment to all existing and future subordinated indebtedness; and are effectively subordinated to all existing and future secured debt to the extent of the value of the assets securing such debt and structurally subordinated to all indebtedness and other liabilities of the subsidiaries of Denny's Holdings, including the New Credit Facilities. The 10% Notes bear interest at the rate of 10% per year from and including October 5, 2004, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2005. The 10% Notes will mature on October 1, 2012.

At any time on or after October 1, 2008, Denny's Holdings may redeem all or a portion of the 10% Notes for cash at its option at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing October 1 of the years indicated below, in each case together with accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption of the 10% Notes (the "Redemption Date"):

             Year:                                       Percentage
             ------------------------------------------------------
             2008......................................    105.0%
             2009......................................    102.5%
             2010 and thereafter.......................    100.0%

At any time on or prior to October 1, 2007, upon one or more Qualified Equity Offerings (as defined in the indenture governing the 10% Notes (the "Indenture")) for cash, up to 35% of the aggregate principal amount of the 10% Notes issued pursuant to the Indenture may be redeemed at the option of Denny's Holdings within 90 days of such Qualified Equity Offering, on not less than 30 days, but not more than 60 days, notice to each holder of the 10% Notes to be redeemed, with cash contributed to Denny's Holdings from the cash proceeds of such Qualified Equity Offering, at a redemption price equal to 110% of the principal amount, together with accrued and unpaid interest and Liquidated Damages, if any, thereon to the Redemption Date; provided, however, that immediately following such redemption not less than 65% of the aggregate principal amount of the 10% Notes originally issued pursuant to the Indenture remain outstanding.

The Indenture contains covenants limiting the ability of Denny's Holdings and its subsidiaries (but not its parent, Denny's Corporation) to, among other things, incur additional indebtedness (including disqualified capital stock); pay dividends or make distributions or certain other restricted payments; make certain investments; create liens on our assets to secure debt; enter into sale and leaseback transactions; enter into transactions with affiliates; merge or consolidate with another company; sell, lease or otherwise dispose of all or substantially all of its assets; enter into new lines of business; and guarantee indebtedness. These covenants are subject to a number of important limitations and exceptions.

Denny's Corporation is a holding company with no operations or assets, other than as related to the ownership of the common stock of Denny's Holdings and its status as a holding company. Denny's Corporation is not subject to the restrictive covenants in the Indenture. Denny's Holdings is restricted from paying dividends and making distributions to Denny's Corporation under the terms of the Indenture.

Through September 29, 2004, we incurred approximately $1.0 million of deferred financing costs related to the 10% Notes, all of which were included in other accrued liabilities at September 29, 2004.

Use of Proceeds from Refinancing Transactions

Through September 29, 2004, we used the net proceeds from the Private Placement principally to repay the $40 million term loan under our then existing senior secured credit facility (the "Old Credit Facility") and to repurchase approximately $35.1 million aggregate principal amount of the 11 1/4% Senior Notes Due 2008 of Denny's Corporation (the "11 1/4% Notes") and approximately $8.7 million aggregate principal amount of the 12 3/4% Senior Notes Due 2007 of Denny's Corporation and Denny's Holdings (the "12 3/4% Notes").

Additionally, through September 29, 2004, we used a portion of the term loan borrowings under the New Credit Facilities to repay amounts outstanding under the Old Credit Facility, pay certain fees and expenses in connection with the Refinancing Transactions and repurchase approximately $75.1 million aggregate principal amount of the 12 3/4% Notes.

At September 29, 2004, the remaining proceeds of approximately $236.4 million from borrowings under the New Credit Facilities were recorded in cash (approximately $20.0 million) and restricted cash (approximately $216.4 million) in the accompanying Condensed Consolidated Balance Sheet. Amounts recorded as restricted cash are restricted by the Credit Agreements pending the repurchase or redemption of the remaining senior notes.

For the three quarters ended September 29, 2004, we recorded $9.7 million of losses on early extinguishment of debt which primarily represent the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchases of the 11 1/4% Notes and 12 3/4% Notes and the termination of the Old Credit Facility. These losses are included as a component of other nonoperating expense (income), net in the accompanying Condensed Consolidated Statements of Operations for the quarter and three quarters ended September 29, 2004.

Subsequent to the end of the third quarter, we used the remaining proceeds from borrowings under the New Credit Facilities and proceeds from the offering of 10% Notes to repurchase or redeem the remaining 11 1/4% and 12 3/4% Notes and pay fees and expenses in connection with the Refinancing Transactions. As a result, we expect to record approximately $12 million of additional losses on early extinguishment of debt during the fourth quarter of 2004 which primarily represent the payment of expenses and write-offs of deferred financing costs and debt premiums associated with these repurchases and redemptions.

Long-term debt consists of the following at December 31, 2003 and September 29, 2004:

                                                                                          September 29, 2004   December 31, 2003
                                                                                          ------------------   -----------------
                                                                                                      (In thousands)
    Notes and Debentures:
      11 1/4% Senior Notes due January 15, 2008, interest payable semi-annually              $  343,920           $  378,970
      12 3/4% Senior Notes due September 30, 2007, interest payable semi-annually                36,544              120,389
      New Credit Facilities:
         New First Lien Facility:
            Revolver Loans outstanding due September 30, 2008.................                       --                   --
            Term Loans due September 30, 2009.................................                  225,000                   --
          Second Lien Facility Term Loans due September 30, 2010..............                  120,000                   --
      Old Credit Facility:
        11.0% Term Loans......................................................                       --               40,000
        Revolver Loans outstanding............................................                       --               11,100
      Other notes payable, maturing over various terms to 10 years, payable in monthly and semi-annual installments with interest rates ranging from
        7.5% to 9.17%.........................................................                      557                  586
      Notes payable secured by equipment, maturing over various terms up to 6 years, payable in monthly and quarterly installments with interest
          rates ranging from 9.0% to 11.97%...................................                      818                1,243
    Capital lease obligations.................................................                   31,046               32,190
                                                                                             ----------           ----------
                                                                                                757,885              584,478
    Premium on 11 1/4% Senior Notes...........................................                    6,916                9,019
                                                                                             ----------           ----------
      Total debt..............................................................                  764,801              593,497
    Less current maturities...................................................                    3,748               55,176
                                                                                             ----------           ----------
      Total long-term debt....................................................               $  761,053           $  538,321
                                                                                             ==========           ==========


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

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are as follows:

                                                Pension Plan                           Other Defined Benefit Plans
                                  -----------------------------------------     -----------------------------------------
                                                Quarter Ended                                Quarter Ended
                                                -------------                                -------------
                                  September 29, 2004     September 24, 2003     September 29, 2004     September 24, 2003
                                  ------------------     ------------------     ------------------     ------------------
                                                                      (In thousands)

   Service cost                      $       120           $        75             $        78             $        98
   Interest cos                              734                   718                      57                      59
   Expected return on plan assets           (700)                 (633)                     --                      --
   Amortization of net loss                  201                   214                       6                      14
                                     -----------           -----------             -----------             -----------
   Net periodic benefit cost         $       355           $       374             $       141             $       171
                                     ===========           ===========             ===========             ===========



                                                Pension Plan                           Other Defined Benefit Plans
                                  -----------------------------------------     -----------------------------------------
                                            Three Quarters Ended                           Three Quarters Ended
                                            --------------------                           --------------------
                                  September 29, 2004     September 24, 2003     September 29, 2004     September 24, 2003
                                  ------------------     ------------------     ------------------     ------------------
                                                                      (In thousands)

   Service cost                      $       360           $       224             $       233             $        294
   Interest cost                           2,200                 2,155                     170                      179
   Expected return on plan assets         (2,098)               (1,898)                     --                       --
   Amortization of net loss                  601                   641                      18                       42
                                     -----------           -----------             -----------             ------------
   Net periodic benefit cost         $     1,063           $     1,122             $       421             $        515
                                     ===========           ===========             ===========             ============



We made contributions of $2.9 million to our pension plan during the three quarters ended September 29, 2004. No contributions were made to our pension plan during the three quarters ended September 24, 2003. We made contributions of $0.3 million and $0.3 million to our other defined benefit plans during the three quarters ended September 29, 2004 and September 24, 2003, respectively. As of September 29, 2004, we expect to contribute $0.6 million to our pension plan and $0.1 million to our other defined benefit plans during the remainder of fiscal 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                                Quarter Ended                          Three Quarters Ended
                                                     --------------------------------------   --------------------------------------
                                                     September 29, 2004  September 24, 2003   September 29, 2004  September 24, 2003
                                                     ------------------  ------------------   ------------------  ------------------
                                                                        (In thousands, except per share amounts)

 Reported net loss                                      $  (11,813)         $   (6,273)          $  (23,441)         $  (20,732)
   Less total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                   93                 320                  384               1,080
                                                         ---------           ---------            ---------           ----------
 Pro forma net loss                                     $  (11,906)         $   (6,593)          $  (23,825)         $  (21,812)
                                                         =========           =========            ==========          =========

 Loss per share:
    Basic and diluted - as reported                     $    (0.14)         $    (0.15)          $    (0.42)         $    (0.51)
                                                         =========           =========            =========           =========
    Basic and diluted - pro forma                       $    (0.14)         $    (0.16)          $    (0.42)         $    (0.54)
                                                         =========           =========            =========           =========


Subsequent to the end of the third quarter, we granted approximately 4.0 million common stock options to certain employees. The options have an exercise price of $2.42 and will vest 33.33% of the shares on each of December 29, 2004, December 28, 2005 and December 27, 2006, respectively. At the grant date, November 11, 2004, the fair market value of the common stock was $4.22. The vesting of these options is subject to the achievement of certain performance measures through December 29, 2004.

Additionally, subsequent to the end of the third quarter, we granted approximately 3.0 million restricted stock units to certain employees. The restricted stock units will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the "total shareholder return" of the Common Stock (measured as increase of stock price plus reinvested dividends, divided by beginning stock price) over a 1-year performance period, the first such period ending in June 2005 (with any amounts not earned carried over to possibly be earned over a 2-year or 3-year period), as compared to the total shareholder return of a peer group of restaurant companies over the same period. The full award will be considered earned after 5 years based on continued employment. Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned restricted stock units will be paid to the holder (one half of the value will be paid in cash and one-half in shares of common stock), provided that the holder is then still employed with the Company or an affiliate. At grant date, November 11, 2004, the fair market value of the common stock was $4.22.

We will record compensation expense under these stock-based compensation awards beginning in the fourth quarter of 2004 over the related vesting periods. Amounts of compensation expense to be recorded will be dependent upon meeting certain performance measures and the fair market value of the common stock over the performance and vesting periods. These options and restricted stock units were granted under the Denny's Corporation 2004 Omnibus Incentive Plan approved by the shareholders on August 25, 2004.

Note 6.  Net Loss Per Share
         ------------------

Warrants outstanding of 3.2 million at September 29, 2004 and September 24, 2003 have been omitted from the calculations of weighted average diluted shares for all periods presented because they have an antidilutive effect on net loss per share. Options outstanding of 6.6 million and 7.5 million at September 29, 2004 and September 24, 2003, respectively, have also been omitted from the calculations of weighted average diluted shares for all periods presented because they have an antidilutive effect on net loss per share.

Note 7.  Supplemental Cash Flow Information
         ----------------------------------

                                                                   Three Quarters Ended
                                                                   --------------------
                                                          September 29, 2004      September 24, 2003
                                                          ------------------      ------------------
                                                                      (In thousands)

           Income taxes paid, net                            $    1,091              $      377
                                                              =========               =========
           Interest paid                                     $   64,363              $   59,163
                                                              =========               =========

           Noncash financing activities:
              Capital leases entered into                    $    1,990              $    1,334
                                                              =========               =========
              Accrual of deferred financing costs            $    1,387              $      ---
                                                              =========               =========
              Accrual of equity issuance costs               $      249              $      ---
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of September 29, 2004 and results of operations for the quarter and three quarters ended September 29, 2004 compared to the quarter and three quarters ended September 24, 2003. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003 and in Exhibit 99 thereto.

Statements of Operations

                                                           Quarter Ended                            Three Quarters Ended
                                                           -------------                            --------------------
                                              September 29, 2004    September 24, 2003    September 29, 2004     September 24, 2003
                                              ------------------    ------------------    ------------------     ------------------
                                                       (Dollars in thousands)                      (Dollars in thousands)

Revenue:
  Company restaurant sales.................... $224,330    90.8%     $215,573    90.4%     $649,998    90.7%      $623,474    90.5%
  Franchise and license revenue...............   22,815     9.2%       22,817     9.6%       66,283     9.3%        65,817     9.5%
                                               --------   ------     --------   ------     --------   ------      --------   ------
     Total operating revenue..................  247,145   100.0%      238,390   100.0%      716,281   100.0%       689,291   100.0%
                                               --------   ------     --------   ------     --------   ------      --------   ------

Costs of company restaurant sales (a):
  Product costs...............................   58,328    26.0%       56,215    26.1%      167,764    25.8%       158,298    25.4%
  Payroll and benefits........................   91,929    41.0%       91,080    42.3%      270,205    41.6%       271,775    43.6%
  Occupancy...................................   12,850     5.7%       12,296     5.7%       37,540     5.8%        36,343     5.8%
  Other operating expenses....................   30,913    13.8%       31,354    14.5%       88,118    13.6%        88,185    14.1%
                                               --------   ------     --------   ------     --------   ------      --------   ------
     Total costs of company restaurant sales..  194,020    86.5%      190,945    88.6%      563,627    86.7%       554,601    89.0%

Costs of franchise and license revenue (a)....    6,948    30.5%        6,801    29.8%       21,165    31.9%        20,071    30.5%

General and administrative expenses...........   16,727     6.8%       11,982     5.0%       46,136     6.4%        38,229     5.5%
Depreciation and amortization.................   13,529     5.5%       15,254     6.4%       41,941     5.9%        43,931     6.4%
Restructuring charges and exit costs..........    1,080     0.4%           70     0.0%          666     0.1%          (866)   (0.1%)
Impairment charges............................      195     0.1%        1,190     0.5%          692     0.1%         1,889     0.3%
Gains on disposition of assets and other, net.     (998)   (0.4%)        (778)   (0.3%)      (1,230)   (0.2%)       (5,647)   (0.8%)
                                               --------   ------     --------   ------     --------   ------      --------   ------
     Total operating costs and expenses.......  231,501    93.7%      225,464    94.6%      672,997    94.0%       652,208    94.6%
                                               --------   ------     --------   ------     --------   ------      --------   ------
Operating income..............................   15,644     6.3%       12,926     5.4%       43,284     6.0%        37,083     5.4%
                                               --------   ------     --------   ------     --------   ------      --------   ------
Other expenses:
  Interest expense, net.......................   17,556     7.1%       18,990     8.0%       56,481     7.9%        57,196     8.3%
  Other nonoperating expense (income), net....    9,699     3.9%          (57)   (0.0%)       9,635     1.3%          (177)   (0.0%)
                                               --------   ------     --------   ------     --------   ------      --------   ------
     Total other expenses, net................   27,255    11.0%       18,933     7.9%       66,116     9.2%        57,019     8.3%
                                               --------   ------     --------   ------     --------   ------      --------   ------
Loss before income taxes......................  (11,611)   (4.7%)      (6,007)   (2.5%)     (22,832)   (3.2%)      (19,936)   (2.9%)
Provision for income taxes....................      202     0.1%          266     0.1%          609     0.1%           796     0.1%
                                               --------   ------     --------   ------     --------   ------      --------   ------
Net loss ..................................... $(11,813)   (4.8%)    $ (6,273)   (2.6%)    $(23,441)   (3.3%)     $(20,732)   (3.0%)
                                               ========   ======     ========   ======     ========   ======      ========   ======

Other Data:
Company-owned average unit sales.............. $  408.2              $  384.5              $1,174.1               $1,111.5
Same-store sales increase (decrease)
(company-owned) (b)...........................      6.8%                 (1.2%)                 5.9%                  (0.8%)
  Guest check average increase (b)............      3.8%                  4.5%                  3.4%                   3.6%
  Guest count increase (decrease) (b).........      2.9%                 (5.4%)                 2.4%                  (4.2%)

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




Unit Activity
-------------

                                            Ending                                              Ending               Ending
                                             Units       Units       Units       Units           Units                Units
                                         June 30, 2004   Opened   Reacquired     Closed    September 29, 2004    September 24, 2003
                                         -------------   ------   ----------     ------    ------------------    ------------------

Company-owned restaurants                      556         ---         1           (4)             553                 562
Franchised and licensed restaurants          1,063           6        (1)         (12)           1,056               1,084
                                             -----        ----        --          ---            -----               -----
                                             1,619           6         0          (16)           1,609               1,646
                                             =====        ====        ==          ===            =====               =====


Quarter Ended September 29, 2004 Compared with Quarter Ended September 24, 2003
-------------------------------------------------------------------------------

Company Restaurant Operations

During the quarter ended September 29, 2004, we realized a 6.8% increase in same-store sales, comprised of a 3.8% increase in guest check average and a 2.9% increase in guest counts. Company restaurant sales increased $8.8 million (4.1%). Higher sales resulted primarily from the increase in same-store sales for the current period partially offset by a 10 equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.5% from 88.6%. Product costs decreased to 26.0% from 26.1%, including the impact of a $0.7 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. This deferred gain became fully amortized in September of 2003. Excluding the amortization of deferred gains for the prior year, product costs as a percentage of sales were 26.4% in 2003. Payroll and benefits decreased to 41.0% from 42.3% due to increased labor efficiency resulting from higher sales as well as decreased health benefits costs resulting from new health benefits programs implemented in 2004. These cost improvements were partially offset by higher workers' compensation costs and increased in-restaurant incentive compensation compared to the prior year. Occupancy costs were 5.7% in both quarters. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                               Quarter Ended
                                               -------------
                                 September 29, 2004       September 24, 2003
                                -------------------      -------------------
                                            (Dollars in thousands)

   Utilities                    $  10,497      4.7%      $  10,228      4.7%
   Repairs and maintenance          4,855      2.2%          4,873      2.3%
   Marketing                        7,188      3.2%          7,811      3.6%
   Other                            8,373      3.7%          8,442      3.9%
                                ---------     -----      ---------     -----
   Other operating expenses     $  30,913     13.8%      $  31,354     14.5%
                                 ========     =====      =========     =====

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

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:
                                               Quarter Ended
                                               -------------
                                   September 29, 2004       September 24, 2003
                                   ------------------       -------------------
                                              (Dollars in thousands)

   Royalties and initial fees      $  14,838     65.0%      $  14,445     63.3%
   Occupancy revenue                   7,977     35.0%          8,372     36.7%
                                   ---------    ------      ---------    ------
   Franchise and license revenue   $  22,815    100.0%      $  22,817    100.0%
                                   =========    ======      =========    ======


   Occupancy costs                 $   5,154     22.6%      $   5,255     23.0%
   Other direct costs                  1,794      7.9%          1,546      6.8%
                                   ---------    ------      ---------    ------

   Costs of franchise and license
   revenue                         $   6,948     30.5%      $   6,801     29.8%
                                   =========    ======      =========    ======

Revenues were essentially flat as a 6.6% increase in franchisee same-store sales was offset by a 28-unit decrease in franchised and licensed units due to unit closures.

The increase in costs of franchise and license revenue as a percentage of franchise and license revenues was primarily due to increased franchise operations personnel incentive compensation compared to the prior year.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses increased $4.7 million compared with the quarter ended September 24, 2003. The increase resulted primarily from higher accruals for incentive compensation of approximately $2.9 million compared to the prior year and the incurrence of recapitalization related expenses (approximately $1.4 million).

Gains on disposition of assets and other, net of $1.0 million in 2004 and $0.8 million in 2003 primarily represent gains on cash sales of surplus properties.

Operating income was $15.6 million for the quarter ended September 29, 2004 compared with $12.9 million for the quarter ended September 24, 2003.

Interest expense, net for the quarter ended September 29, 2004 was comprised of $18.0 million of interest expense offset by $0.4 million of interest income, compared with $19.3 million of interest expense offset by $0.3 million of interest income for the quarter ended September 24, 2003. The decrease in interest expense resulted from the repurchase of a portion of the 11 1/4% Notes and 12 3/4% Notes and the repayment of balances outstanding under the Old Credit Facility.

Other nonoperating expenses of $9.7 million for the quarter ended September 29, 2004 primarily represent the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchase of $118.9 million of the 11 1/4% Notes and 12 3/4% Notes and the replacement of the Old Credit Facility.

The provision for income taxes was $0.2 million and $0.3 million for the quarters ended September 29, 2004 and September 24, 2003, respectively. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances.

Net loss was $11.8 million for the quarter ended September 29, 2004 compared with $6.3 million for the quarter ended September 24, 2003 due to the factors noted above.


Three Quarters Ended September 29, 2004 Compared with Three Quarters Ended
--------------------------------------------------------------------------
September 24, 2003
------------------

Company Restaurant Operations

During the three quarters ended September 29, 2004, we realized a 5.9% increase in same-store sales, comprised of a 2.4% increase in guest counts and a 3.4% increase in guest check average. Company restaurant sales increased $26.5 million (4.3%). Higher sales resulted primarily from the increase in same-store sales for the current year partially offset by a 7 equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.7% from 89.0%. Product costs increased to 25.8% from

25.4%, including the impact of a $2.6 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. This deferred gain became fully amortized in September of 2003. Excluding the amortization of deferred gains for the prior year, product costs as a percentage of sales were 25.8% in 2003. Payroll and benefits decreased to 41.6% from 43.6% due to increased labor efficiency resulting from higher sales as well as decreased health benefits costs resulting from new health benefits programs implemented in 2004. These cost improvements were partially offset by higher workers' compensation costs and increased incentive compensation compared to the prior year. Occupancy costs were 5.8% in both years. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:
                                                Three Quarters Ended
                                                --------------------
                                      September 29, 2004     September 24, 2003
                                      ------------------     ------------------
                                               (Dollars in thousands)

  Utilities                           $  29,713     4.6%     $  28,366     4.5%
  Repairs and maintenance                12,374     1.9%        13,880     2.2%
  Marketing                              22,427     3.5%        21,579     3.5%
  Other                                  23,604     3.6%        24,360     3.9%
                                      ---------   ------     ---------   ------
    Other operating expenses          $  88,118    13.6%     $  88,185    14.1%
                                      =========   ======     =========   ======


Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

                                                Three Quarters Ended
                                                --------------------
                                      September 29, 2004     September 24, 2003
                                      ------------------     ------------------
                                               (Dollars in thousands)

  Royalties and initial fees          $  42,761    64.5%     $ 41,237     62.7%
  Occupancy revenue                      23,522    35.5%       24,580     37.3%
                                      ---------   ------     --------    ------
     Franchise and license revenue    $  66,283   100.0%     $ 65,817    100.0%
                                      =========   ======     ========    ======

  Occupancy costs                        15,757    23.8%       16,190     24.6%
  Other direct costs                      5,408     8.1%        3,881      5.9%
                                      ---------   ------     --------    ------
     Costs of franchise and license
     revenue                          $  21,165    31.9%     $ 20,071     30.5%
                                      =========   ======     ========    ======

The revenue increase of $0.5 million (0.7%) resulted from a 6.0% increase in franchisee same-store sales partially offset by a 28-unit decrease in franchised and licensed units due to unit closures.

Costs of franchise and license revenue increased $1.1 million (5.5%). The increase as a percentage of franchise and license revenues was due to increased franchise operations personnel incentive compensation compared to the prior year coupled with prior year costs benefiting from a net $0.4 million reduction in bad debt expense related to the collection of certain past due accounts.

Other Operating Costs and Expenses

General and administrative expenses increased $7.9 million (20.7%) compared with the three quarters ended September 24, 2003. The increase resulted primarily from higher accruals for incentive compensation of approximately $6.9 million compared to the prior year and the incurrence of recapitalization related expenses (approximately $3.9 million). These increases were partially offset by reductions in corporate overhead related to organizational changes.

Gains on disposition of assets and other, net of $1.2 million in 2004 and $5.6 million in 2003 primarily represent gains on cash sales of surplus properties.

Operating income was $43.3 million for the three quarters ended September 29, 2004 compared with $37.1 million for the three quarters ended September 24, 2003.

Interest expense, net for the three quarters ended September 29, 2004 was comprised of $57.6 million of interest expense offset by $1.1 million of interest income, compared with $58.3 million of interest expense offset by $1.1 million of interest income for the three quarters ended September 24, 2003. The decrease in interest expense resulted from the repurchase of a portion of the 11 1/4% Notes and 12 3/4% Notes and the repayment of balances outstanding under the Old Credit Facility.

Other nonoperating expenses of $9.6 million for the three quarters ended September 29, 2004 primarily represent the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchase of $118.9 million of the 11 1/4% Notes and 12 3/4% Notes and the replacement of the Old Credit Facility.

The provision for income taxes was $0.6 million and $0.8 million for the three quarters ended September 29, 2004 and September 24, 2003, respectively. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances.

Net loss was $23.4 million for the three quarters ended September 29, 2004 compared with $20.7 million for the three quarters ended September 24, 2003 due to the factors noted above.

Liquidity and Capital Resources
-------------------------------

During the third and fourth quarters of 2004, we completed a series of recapitalization transactions intended to reduce interest expense, extend debt maturities and increase our financial flexibility. The recapitalization consisted of the transactions and the use of proceeds therefrom as described below, which we refer to collectively as the "Refinancing Transactions":

Private Placement

In July 2004, Denny's Corporation received net proceeds of approximately $89.8 million from a private placement of 48.4 million shares of our common stock at a price of $1.90 per share (the "Private Placement"). The proceeds are net of $2.2 million of direct costs related to the Private Placement, $0.2 million of which were included in other accrued expenses at September 29, 2004.

New Credit Facilities

On September 21, 2004, our subsidiaries, Denny's, Inc. and Denny's Realty, Inc. (the "Borrowers"), entered into new senior secured credit facilities in an aggregate principal amount of $420 million. The new credit facilities consist of a first lien facility and a second lien facility. The new first lien facility consists of a $225 million five-year term loan facility (the "Term Loan Facility") and a $75 million four-year revolving credit facility, of which $45 million is available for the issuance of letters of credit (the "Revolving Facility" and together with the Term Loan Facility, the "New First Lien Facility"). The second lien facility consists of an additional $120 million six-year term loan facility ranking (the "Second Lien Facility," and together with the New First Lien Facility, the "New Credit Facilities"). The Second Lien Facility ranks pari passu with the New First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the New First Lien Facility. The New Credit Facilities are secured by substantially all of our assets and guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries.

The Term Loan Facility will mature on September 30, 2009 and will amortize in equal quarterly installments at a rate equal to approximately 1% per annum (commencing March 31, 2005) with all remaining amounts due on the maturity date. The Revolving Facility will mature on September 30, 2008. The Second Lien Facility will mature on September 30, 2010 with no amortization of principal during the six year term.

The interest rates under the New First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower's option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum.

At September 29, 2004, we had outstanding letters of credit of $39.6 million under our Revolving Facility, leaving net availability of $35.4 million. There were no revolving loans outstanding at September 29, 2004.

Senior Notes Offering

On October 5, 2004, subsequent to the end of the third quarter, Denny's Holdings issued $175 million aggregate principal amount of Denny's Holdings' 10% Senior Notes due 2012 (the "10% Notes"). The 10% Notes are irrevocably, fully and unconditionally guaranteed on a senior basis by Denny's Corporation. The 10% Notes will be general, unsecured senior obligations of Denny's Holdings, and will rank equal in right of payment to all existing and future indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the notes; will rank senior in right of payment to all existing and future subordinated indebtedness; and are effectively subordinated to all existing and future secured debt to the extent of the value of the assets securing such debt and structurally subordinated to all indebtedness and other liabilities of the subsidiaries of Denny's Holdings, including the New Credit Facilities. The 10% Notes will bear interest at the rate of 10% per year from and including October 5, 2004, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2005. The 10% Notes will mature on October 1, 2012.

Use of Proceeds from Refinancing Transactions

Through September 29, 2004, we used the net proceeds from the Private Placement principally to repay the $40 million term loan under our then existing senior secured credit facility (the "Old Credit Facility") and to repurchase approximately $35.1 million aggregate principal amount of the 11 1/4% Senior Notes Due 2008 of Denny's Corporation (the "11 1/4% Notes") and approximately $8.7 million aggregate principal amount of the 12 3/4% Senior Notes Due 2007 of Denny's Corporation and Denny's Holdings (the "12 3/4% Notes").

Additionally, through September 29, 2004, we used a portion of the term loan borrowings under the New Credit Facilities to repay amounts outstanding under the Old Credit Facility, pay certain fees and expenses in connection with the Refinancing Transactions and repurchase approximately $75.1 million aggregate principal amount of the 12 3/4% Notes.

At September 29, 2004, the remaining proceeds of approximately $236.4 million from borrowings under the New Credit Facilities were recorded in cash (approximately $20.0 million) and restricted cash (approximately $216.4 million) in the accompanying Condensed Consolidated Balance Sheet.

Subsequent to the end of the third quarter, we used the remaining proceeds from borrowings under the New Credit Facilities and proceeds from the offering of 10% Notes to repurchase or redeem the remaining 11 1/4% and 12 3/4% Notes and pay fees and expenses in connection with the Refinancing Transactions.

Long-term debt consists of the following at December 31, 2003, September 29, 2004 and on a proforma basis at September 29, 2004 as if all the Refinancing Transactions had occurred on September 29, 2004:

                                                                                  Proforma
                                                                                September 29,       September 29,       December 31,
                                                                                    2004                2004                2003
                                                                                    ----                ----                ----
                                                                                                   (In thousands)
Notes and Debentures:
 10% Senior Notes due October 1, 2012, interest payable semi-annually....        $  175,000         $       --          $       --
 11 1/4% Senior Notes due January 15, 2008, interest payable semi-annually               --            343,920             378,970
 12 3/4% Senior Notes due September 30, 2007, interest payable semi-annually             --             36,544             120,389
 New Credit Facilities:
   New First Lien Facility:
     Revolver Loans outstanding due September 30, 2008.................                  --                 --                  --
     Term Loans due September 30, 2009.................................             225,000            225,000                  --
   Second Lien Facility Term Loans due September 30, 2010..............             120,000            120,000                  --
 Old Credit Facility:
   11.0% Term Loans......................................................                --                 --              40,000
   Revolver Loans outstanding............................................                --                 --              11,100
 Other notes payable, maturing over various terms to 10 years, payable in monthly and semi-annual installments with interest rates ranging from
    7.5% to 9.17%.........................................................              557                557                 586
 Notes payable secured by equipment, maturing over various terms up to 6 years, payable in monthly and quarterly installments with interest rates
    ranging from 9.0% to 11.97%.......................................                  818                818               1,243
Capital lease obligations.................................................           31,046             31,046              32,190
                                                                                 ----------         ----------          ----------
                                                                                    552,421            757,885             584,478
Premium on 11 1/4% Senior Notes...........................................               --              6,916               9,019
                                                                                 ----------         ----------          ----------
  Total debt..............................................................          552,421            764,801             593,497
Less current maturities...................................................            3,748              3,748              55,176
                                                                                 ----------         ----------          ----------
  Total long-term debt....................................................       $  548,673         $  761,053          $  538,321
                                                                                 ==========         ==========          ==========


As a result of the Refinancing Transactions, our future contractual obligations and commitments related to long-term debt have been reduced and extended. Aggregate annual maturities of long-term debt, excluding capital lease obligations, at September 29, 2004 (on a proforma basis) are as follows:

                Year:                                   (In thousands)
                -----

                2004..................................... $     161
                2005.....................................     1,978
                2006.....................................     2,433
                2007.....................................     2,452
                2008.....................................     2,970
                Thereafter...............................   511,381
                                                          ---------
                                                          $ 521,375

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the three quarters ended September 29, 2004, our capital expenditures were $24.1 million. Of that amount, approximately $2.0 million was financed through capital leases. Capital expenditures during 2004 are expected to total approximately $40 million; however, we are not committed to spending this amount and could spend more or less if circumstances require.

Our working capital deficit was $80.0 million at September 29, 2004, which included remaining proceeds of approximately $20.0 million from borrowings under the New Credit Facilities. These remaining proceeds, along with restricted cash of $216.4 million, were used subsequent to the end of the third quarter to repurchase or redeem the remaining 11 1/4% and 12 3/4% Notes and pay fees and expenses in connection with the Refinancing Transactions. Excluding the $20.0 million of remaining proceeds, we had a working capital deficit of $100.0 million compared with a working capital deficit of $160.5 million at December 31, 2003. This decrease in the working capital deficit resulted primarily from the repayment of balances outstanding under our Old Credit Facility, which were classified as current liabilities at December 31, 2003, with proceeds from the Private Placement.

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

Implementation of New Accounting Standards
------------------------------------------

See Note 8 to our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, certain of our debt instruments bear interest at variable rates as follows:

                                                      Rate at September 29, 2004
                                                     ---------------------------
  New Credit Facilities:
   First Lien Facility Term Loans, LIBOR plus 3.25%            5.1%
   Second Lien Facility Term Loans, LIBOR plus 5.125%          6.9%

A 100 basis point change in the rate for these debt instruments would cause the interest expense for the remainder of 2004 to change by $0.9 million. This computation is determined by considering the impact of hypothetical interest rates on balance outstanding under the New Credit Facilities at September 29, 2004. However, the nature and amount of our borrowings under the New Credit Facilities may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $397.0 million at September 29, 2004. The carrying value of such debt was approximately $381.8 million at September 29, 2004. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference in the estimated fair value of long-term debt compared to its historical cost reported in our consolidated balance sheets at September 29, 2004 relates primarily to market quotations for our 11 1/4% Notes and 12 3/4% Notes. These notes were redeemed or repurchased subsequent to quarter end. See Note 3 to our Condensed Consolidated Financial Statements.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at September 29, 2004.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, Andrew F. Green) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Green each concluded that Denny's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Denny's files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of stockholders of Denny's Corporation was held on Wednesday, August 25, 2004, and the following matters were voted on by the stockholders of Denny's Corporation:

(i) Approval of an amendment to the Restated Certificate of Incorporation of Denny's Corporation to increase the number of authorized shares of common stock, par value $0.01 per share, from 100,000,000 shares to 135,000,000 shares.

         Votes For            Votes Against            Votes Abstaining
         ---------            -------------            ----------------

         61,654,545               336,959                   32,278

(ii)     Approval of the Denny's Corporation 2004 Omnibus Incentive Plan

         Votes For            Votes Against             Votes Abstaining
         ---------            -------------             ----------------

         59,734,135             2,269,365                   20,282

On September 7, 2004, Denny's Corporation commenced consent solicitations of the holders of each of the 11 1/4% Notes and the 12 3/4% Notes (none of which are currently outstanding) to the adoption of certain amendments to the respective indentures governing those notes between us and U.S. Bank National Association, as trustee, eliminating substantially all of the restrictive covenants and events of default relating to such restrictive covenants from the respective indentures and reducing the minimum notice period for a redemption of each of the notes from 30 days to three days. The holders of approximately 83% of outstanding principal amount of the 11 1/4% Notes gave their consent and holders of approximately 67% of outstanding principal amount of the 12 3/4% Notes gave their consent. The remaining holders withheld their consent. September 20, 2004 was the last day on which consents could be given or revoked.


Item 5.  Other Information

As described above, the stockholders of Denny's Corporation previously approved the Denny's Corporation 2004 Omnibus Incentive Plan to promote the Company's success by linking the personal interests of its employees, officers, directors and consultants to those of the stockholders, and by providing participants with an incentive for performance. The plan is administered by the Compensation Committee of the Board of Directors or the Board of Directors as a whole. Ten million shares of the common stock of Denny's Corporation are reserved for issuance upon the grant or exercise of awards pursuant to the plan.

The plan authorizes the granting of incentive awards from time to time to selected employees, officers, directors and consultants of Denny's Corporation and its affiliates. Awards may be in any of the following forms: (i) options to purchase shares of common stock, which may be non-qualified stock options or incentive stock options under the U.S. tax code (the "Code"); (ii) stock appreciation rights; (iii) performance awards; (iv) restricted stock; (v) restricted stock units; (vi) deferred stock units; (vii) dividend equivalents;
(viii) other stock-based awards in the discretion of the Compensation Committee, including unrestricted stock grants; and purely cash-based awards. The Compensation Committee may designate any award other than a market-priced option or stock appreciation right as a qualified performance-based award in order to make the award fully deductible without regard to the $1,000,000 deduction limit imposed by Code Section 162(m), in accordance with the plan.



Item 6.  Exhibits

a. The following are included as exhibits to this report:

      Exhibit
        No.       Description
      -------     -----------

       4.1 12 3/4% Senior Notes due 2007 Supplemental Indenture, dated September 21, 2004, among Denny's Corporation (f/k/a Advantica Restaurant Group, Inc.) and Denny's Holdings, Inc., as Issuers and U.S. Bank National Association, as Trustee.

       4.2 11 1/4% Senior Notes due 2008 Supplemental Indenture dated as of September 21, 2004 between Denny's Corporation (f/k/a Advantica Restaurant Group, Inc.), as Issuer, and U.S. Bank National Association (successor to First Trust National Association), as Trustee.

       4.3 10% Senior Notes due 2012 Indenture (including the form of security) dated as of October 5, 2004 between Denny's Holdings, Inc., as Issuer, Denny's Corporation, as Guarantor, and U.S. Bank National Association, as Trustee.

       4.4* Amendment No. 1 dated as of July 2, 2004 to the Rights Agreement dated as of December 14, 1998, between Denny's Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated July 2, 2004).

       4.5* Amendment No. 2 dated as of July 27, 2004 to the Rights Agreement, dated as of December 14, 1998, as previously amended as of July 2, 2004, between Denny's Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.1 Credit Agreement dated as of September 21, 2004, Among Denny's, Inc., Denny's Realty, Inc., as Borrowers, Denny's Corporation, Denny's Holdings, Inc., DFO, Inc., as Guarantors, the Lenders named herein, Bank of America, N.A., as Administrative Agent, and UBS SECURITIES LLC, as Syndication Agent, and Banc of America Securities LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (First
                  Lien).

      10.2 Credit Agreement dated as of September 21, 2004, Among Denny's, Inc., Denny's Realty, Inc., as Borrowers, Denny's Corporation, Denny's Holdings, Inc., DFO, Inc., as Guarantors, the Lenders named herein, Bank of America, N.A., as Administrative Agent, and UBS SECURITIES LLC, as Syndication Agent, and Banc of America Securities LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (Second
                  Lien).

      10.3 Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny's, Inc., Denny's Realty, Inc., Denny's Corporation, Denny's Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (First Lien).

      10.4 Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny's, Inc., Denny's Realty, Inc., Denny's Corporation, Denny's Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (Second Lien).

      10.5 Denny's Holdings, Inc. $175,000,000 10% Senior Notes due 2012 Purchase Agreement dated September 29, 2004 by and among Denny's Holdings, Inc., Denny's Corporation, UBS Securities LC, Goldman, Sachs & Co. and Banc of America Securities LLC.

      10.6 Registration Rights Agreement dated as of October 5, 2004, by and among Denny's Holdings, Inc. as Issuer, Denny's Corporation as Guarantor, and UBS Securities LLC, Goldman, Sachs & Co. and Banc of America Securities LLC as Initial Purchasers.

      10.7 Description of amendments to the Denny's, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan.

      10.8* Amendment No. 1 dated as of July 2, 2004 to the Credit Agreement dated as of December 16, 2002, as amended and restated as of September 26, 2003, among Denny's, Inc., Denny's Realty, Inc., Denny's Corporation, Denny's Holdings, Inc., DFO, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.9* Amendment No. 2 dated as of July 27, 2004 to the Credit Agreement dated as of December 16, 2002, as amended and restated as of September 26, 2003 and as amended by Amendment No. 1 thereto dated of July 2, 2004, among Denny's Inc., Denny's Realty, Inc., Denny's Corporation, Denny's Holdings, Inc., DFO, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Foothill, Inc. f/k/a Foothill Capital Corporation), as Syndication Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.10* Form of Subscription Agreement dated July 6, 2004 in connection with the Private Placement of Common Stock of Denny's Corporation (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated July 6, 2004).

      10.11* Denny's Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed on August 2, 2004 and furnished to stockholders of the Company in connection with the August 25, 2004 Special Meeting of Stockholders of the Company.)

      10.12* Form of stock option agreement to be used under the Denny's Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 (File No. 333-120093) filed on October 29, 2004.

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

      32.1 Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation and Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________

*Incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DENNY'S CORPORATION

Date:    November 15, 2004                  By:   /s/ Rhonda J. Parish
                                                  -----------------------------
                                                  Rhonda J. Parish
                                                  Executive Vice President,
                                                  General Counsel and Secretary

Date:    November 15, 2004                  By:   /s/ Andrew F. Green
                                                  -----------------------------
                                                  Andrew F. Green
                                                  Senior Vice President and
                                                  Chief Financial Officer