Form 10-K
period 2004-12-29
DENNYS CORP
filed 2005-03-14
CIK 852772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2004

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

$.01 Par Value, Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $87.5 million as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $2.14 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

As of March 1, 2005, 90,361,600 shares of registrant’s common stock, $.01 par value per share, were outstanding.

Documents incorporated by reference.    Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Business,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” and “hopes,” variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in Exhibit 99 to this Form 10-K (see Exhibit 99—Safe Harbor Under the Private Securities Litigation Reform Act of 1995). The forward-looking information we have provided in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

Item 1.	Business

Description of Business

Denny’s Corporation, or Denny’s, is America’s largest family-style restaurant chain in terms of market share and number of units. Denny’s, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand. At December 29, 2004, the Denny’s brand consisted of 1,603 restaurants, 553 of which are company-owned and operated and 1,050 of which are franchised/licensed restaurants. These Denny’s restaurants operated in 49 states, the District of Columbia, two U.S. territories and four foreign countries, with concentrations in California (25% of total restaurants), Florida (11%) and Texas (9%).

Denny’s restaurants generally are open 24 hours a day, 7 days a week. This “always open” operating platform is a distinct competitive advantage. We provide high quality menu offerings, generous portions at reasonable prices with friendly and efficient service in a pleasant atmosphere. Denny’s expansive menu offers traditional American-style food such as breakfast items, appetizers, sandwiches, dinner entrees and desserts. Denny’s sales are broadly distributed across each of its dayparts (i.e., breakfast, lunch, dinner and late-night); however, breakfast items account for the majority of Denny’s sales.

On July 10, 2002, Denny’s predecessor, Advantica Restaurant Group, Inc., or Advantica, completed the divestiture of FRD Acquisition Co., or FRD, a wholly owned subsidiary. We have accounted for FRD as a discontinued operation through that date in the accompanying consolidated financial statements. See Note 15 to our consolidated financial statements for additional information. With the completion of the FRD divestiture, Advantica completed its transition from a restaurant holding company to a one-brand entity; accordingly, on July 10, 2002, we changed our name to Denny’s Corporation.

During the third and fourth quarters of 2004, we completed a series of recapitalization transactions that we refer to as the Refinancing Transactions, intended to reduce interest expense, extend debt maturities and increase our financial flexibility. The Refinancing Transactions are described in “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

Operations

We believe that the proper execution of basic restaurant operations in each Denny’s restaurant, whether it is company-owned or franchised, is critical to our success. To meet and exceed our customers’ expectations, we require both our company-owned and our franchised restaurants to maintain the same strict brand standards. These standards relate to the preparation and efficient serving of quality food; and the maintenance, repair and cleanliness of restaurants.

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. Through a network of division, region, area and restaurant level managers, we ensure our company-owned restaurants meet our vision of “Great Food and Great Service by Great People…Everytime.”

A principal feature of Denny’s restaurant operations is the consistent focus on improving operations at the unit level. Unit managers are hands-on and versatile in their supervisory activities. Region and area managers work from home offices and spend the majority of their time in the restaurants. Many of our restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

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

Denny’s employs a comprehensive system to ensure that the menu remains interesting to all customers. Our research and development group analyzes consumer trends, competitive activity and operator input to determine new offerings. We develop new offerings in our test kitchen and then introduce them in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets. A successful menu item is then incorporated into the restaurant system. Low selling items are periodically removed from the menu. While research and development are important to the Denny’s business, amounts expended for these activities are not significant.

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

Marketing & Advertising

Our marketing department manages contributions from both company-owned and franchised units providing for an integrated marketing and advertising process to promote our brand including:

•	media advertising;

•	menu management;

•	menu pricing strategy; and

•	specialized promotions to help differentiate Denny’s from our competitors.

Media advertising is primarily product oriented, featuring consistent, high-quality entrees presented to communicate the theme of great food at great values to our guests. Our advertising is conducted, depending on the market, through:

•	television;

•	radio;

•	outdoor; and

•	print.

During 2003, we transitioned from local television advertising to national television advertising. This decision improved the impact and cost efficiency of our media expenditures and ensures that each area of operation receives television coverage. We continued our national television advertising campaigns during 2004.

Denny’s integrated marketing and advertising approach reaches out to all consumers. Community outreach programs are designed to enhance our diversity efforts. We use sophisticated consumer marketing research techniques to measure customer satisfaction and customers’ evolving expectations.

Franchising

The Denny’s system is approximately one-third company-operated and two-thirds franchised. Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for our franchisees and that our fee structure is competitive with other full service brands. The initial fee for a single Denny’s franchise is $40,000 and the royalty payment is 4% of gross sales. Additionally, our franchisees contribute up to 4% of gross sales for advertising.

A network of regional franchise operations managers oversee our franchised restaurants to ensure compliance with brand standards, promote operational excellence, and provide general support to our franchisees. These managers visit each franchised unit an average of two to four times per quarter.

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

Capital Expenditures

We invest significantly in our restaurant facilities in order to provide a well-maintained, comfortable environment and improve the overall customer experience. During 2004, 2003 and 2002, we spent approximately $36 million, $32 million and $42 million, respectively, in capital expenditures and $17 million, $18 million and $19 million, respectively, for repairs and maintenance of company-owned units.

We have remodeled approximately 182 company-owned restaurants in the past three years. In addition, our franchisees have remodeled approximately 258 restaurants in the past three years. We believe our remodel program appeals to existing and new franchisees, which is integral to the completion of the program systemwide. The normal components of a remodel include, among other things, new signs, painting of the building exterior and interior, wallpaper, pictures, carpet, chairs, tables and booths. During 2004, the average cost to remodel a company-owned unit was approximately $150,000.

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

While nearly all products are contracted for by our purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company, or MBM, under a long-term distribution contract. MBM distributes restaurant products and supplies to Denny’s from nearly 300 vendors, representing approximately 85% of our restaurant product and supply purchases. We believe that satisfactory sources of supply are generally available for all the items regularly used by our restaurants, and we have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

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

Trademarks and Service Marks

Through our wholly owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including Denny’s® and Grand Slam Breakfast®. We consider our trademarks and service marks important to the identification of our restaurants and believe they are of material importance to the conduct of our business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from 5 to 20 years. We generally intend to renew trademarks and service marks which come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations. In addition, we have registered various domain names on the internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property.

Competition

The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants, and other varied establishments. Full-service restaurants include the mid-scale, casual dining and upscale (fine dining) segments. A large portion of mid-scale business comes from three categories—family-style, family steak and cafeteria—and is characterized by complete meals, menu variety and moderate prices ($6 to $9 average check). The family-style category, which includes Denny’s, consists of a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8 to $16 average check) and generally offers alcoholic beverages, includes a small number of national chains, regional chains and independent operators. The quick-service segment is characterized by lower average checks (generally $3 to $5), portable meals, fast service and convenience.

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

Denny’s direct competition in the family-style segment is primarily a collection of regional chains. Denny’s also competes with quick service restaurants as they attempt to upgrade their menus with entrée salads, new breakfast offerings and extended hours. We believe that Denny’s has a number of competitive strengths including strong brand name recognition, well-located restaurants and market penetration. We benefit from economies of scale in a variety of areas including advertising, purchasing and distribution. Additionally, we believe that

Denny’s has competitive strengths in the value, variety, and quality of our food products, and in the quality and training of our employees. See Exhibit 99 to this Form 10-K for certain additional factors relating to our competition in the restaurant industry.

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, the political environment including acts of war and terrorism, changes in customer travel patterns, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants, unfavorable trends affecting restaurant operations such as rising wage rates, healthcare costs, utilities expenses and unfavorable weather.

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

We are also subject to federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 29, 2004, a substantial number of our employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we will be successful in these efforts in the future.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s.

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History
Janis S. Emplit	49	Senior Vice President for Strategic Services of Denny’s (June, 2003-present); Senior Vice President and Chief Information Officer of Denny’s (1999-present); Vice President, Information Systems of Advantica (1997-1998).

Andrew F. Green	49	Senior Vice President and Chief Financial Officer of Denny’s (2001-present); Senior Vice President, Planning and Corporate Controller of Advantica (1998-2001); Vice President, Planning and Corporate Controller of Advantica (1997-1998).

Craig E. Herman	53	Senior Vice President, Company Operations of Denny’s, Inc. (January 2005-present), Division Vice President, Operations of Denny’s, Inc. (2001-January 2005); District Manager, Tim Hortons (2000-2001); Operating Partner, Regional Partner of Bruegger’s Bagels (1993-1999).

Margaret L. Jenkins	53	Senior Vice President, Chief Marketing Officer of Denny’s, Inc. (2002-present); Vice President of Marketing of El Pollo Loco, Inc. (a subsidiary of Denny’s until 1999) (1998-2002).

Nelson J. Marchioli	55	Chief Executive Officer and President of Denny’s (2001-present); President of El Pollo Loco, Inc. (a subsidiary of Denny’s until1999) (1997-2001).

Rhonda J. Parish	48	Executive Vice President of Denny’s (1998-present); Chief Administrative Officer of Denny’s (January 2005-present), General Counsel and Secretary of Denny’s (1995-present); Senior Vice President of Advantica (1995-1998).

Samuel M. Wilensky	47	Division Vice President, Franchise Operations of Denny’s, Inc. (2001-present); Regional Vice President, Franchise Operations of Denny’s, Inc. (2000-2001); Regional Director, Franchise Operations of Denny’s, Inc. (1999-2000); Regional Director, Company Operations of Denny’s, Inc. (1994-1999).

Employees

At December 29, 2004, we had approximately 27,000 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider our relations with our employees to be satisfactory.

Available Information

We make available free of charge through our website at www.dennys.com (in the “About Us” section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission, or the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Item 2.	Properties

Most Denny’s restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average 4,800 square feet, allowing them to accommodate an average of 140 guests. The number and location of our restaurants as of December 29, 2004 are presented below:

State/Country	Company Owned	Franchised/ Licensed
Alabama	3	—
Alaska	—	4
Arizona	23	50
Arkansas	—	10
California	158	241
Colorado	8	18
Connecticut	—	8
District of Columbia	—	1
Delaware	3	—
Florida	59	123
Georgia	—	12
Hawaii	3	3
Idaho	—	6
Illinois	33	21
Indiana	3	30
Iowa	—	1
Kansas	—	9
Kentucky	6	5
Louisiana	5	4
Maine	—	7
Maryland	7	18
Massachusetts	—	7
Michigan	23	4
Minnesota	3	13
Mississippi	2	—
Missouri	5	35
Montana	—	4
Nebraska	—	1
Nevada	10	11
New Hampshire	—	3
New Jersey	6	5
New Mexico	2	19
New York	38	13
North Carolina	4	13
North Dakota	—	3
Ohio	21	10
Oklahoma	3	22
Oregon	—	23
Pennsylvania	37	7
Rhode Island	—	2
South Carolina	10	3
South Dakota	—	3
Tennessee	2	1
Texas	37	113
Utah	—	21
Vermont	—	2
Virginia	9	15
Washington	21	40
West Virginia	—	2
Wisconsin	9	8
Guam	—	2
Puerto Rico	—	11
Canada	—	52
Other International	—	11

Total	553	1,050

Of the 553 restaurants we operated as of December 29, 2004, we owned the land and building of 140, owned the building and leased the land of 27, and leased both the land and building of 386. We also owned the land and building of 93 franchised restaurants and leased the land and building of an additional 240 franchised restaurants, which we leased or subleased to our franchisees.

In addition to the restaurants, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 15 floors of the building, with a portion of the building leased to others.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “DNYY” and is eligible for trading on the Over-the-Counter Bulletin Board, or the OTCBB. As of March 1, 2005, 90,361,600 shares of common stock were outstanding, and there were approximately 9,850 record and beneficial holders of common stock. We have never paid dividends on our common equity securities. Furthermore, restrictions contained in the instruments governing our outstanding indebtedness prohibit us from paying dividends on the common stock in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 to our consolidated financial statements.

The following tables list the high and low closing sales prices of the common stock for each quarter of fiscal years 2004 and 2003. The sales prices were obtained from the OTCBB®. The prices quoted for the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2004
First quarter	$2.75	$0.45
Second quarter	2.84	1.83
Third quarter	3.02	2.15
Fourth quarter	4.68	2.58

2003
First quarter	$0.84	$0.36
Second quarter	0.75	0.47
Third quarter	0.69	0.26
Fourth quarter	0.49	0.30

Item 6.	Selected Financial Data

The following table summarizes the consolidated financial and operating data of Denny’s Corporation as of and for the years ended December 29, 2004, December 31, 2003, December 25, 2002, December 26, 2001 and December 27, 2000. The consolidated statement of operations and statement of cash flow data for the years ended December 29, 2004, December 31, 2003, and December 25, 2002 and the balance sheet data as of December 29, 2004 and December 31, 2003 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statements of operations and statements of cash flow data for the years ended December 26, 2001 and December 27, 2000 and balance sheet data as of December 25, 2002, December 26, 2001 and December 27, 2000 are derived from our audited consolidated financial statements not included in this Form 10-K. You should read the selected consolidated financial and operating data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

	Fiscal Year Ended
	December 29, 2004	December 31, 2003	December 25, 2002	December 26, 2001	December 27, 2000
		(Restated)(a)(b)	(Restated)(a)	(Restated)(a)	(Restated)(a)
	(In millions, except ratios and per share amounts)
Statement of Operations Data:
Operating revenue	$960.0	$940.9	$948.6	$1,039.7	$1,155.2
Operating income (loss) (c)	53.8	46.0	48.4	(20.8)	(1.1)
Income (loss) from continuing operations (d)	(37.7)	(33.8)	6.4	(89.6)	(83.3)
Basic and diluted income (loss) per share from continuing operations	(0.58)	(0.83)	0.16	(2.23)	(2.08)
Cash dividends per common share (e)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets	$43.6	$31.6	$33.1	$39.5	$55.7
Working capital deficit (f)(g)	(92.7)	(160.5)	(119.1)	(147.5)	(170.6)
Net property and equipment	285.4	293.2	321.9	360.5	424.0
Total assets	500.5	496.6	542.6	598.3	736.7
Long-term debt, excluding current portion	547.4	538.3	591.5	645.1	593.7

Cash Flow Data:
Net cash flows provided by (used in) operating activities	30.1	26.6	8.8	8.2	(8.4)
Net cash flows provided by (used in) investing activities (h)	(32.2)	(13.9)	18.9	(75.1)	204.8
Net cash flows provided by (used in) financing activities (i)	10.3	(11.0)	(28.7)	46.3	(335.0)

(a)	Fiscal years 2000 through 2003 have been restated from amounts previously reported to reflect certain adjustments as discussed in “Restatement of Prior Financial Information” in Item 7 and in Note 2 to our consolidated financial statements. Total assets and shareholders’ deficit for fiscal year 2000 reflect a cumulative impact of $0.6 million and $1.9 million, respectively, resulting from the restatement.

(b)	The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $22.4 million of operating revenue in 2003.

(c)

Operating income (loss) includes restructuring and impairment charges of $1.6 million, $4.6 million, $8.1 million, $30.5 million and $19.0 million for 2004, 2003, 2002, 2001 and 2000, respectively. For a discussion of these charges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Notes 2 and 4 to our consolidated financial statements. Additionally, as a result of adopting Statement of Financial Accounting No. 142, or SFAS 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal year 2002, we are no longer amortizing goodwill and trade names.

(d)	We have classified FRD as discontinued operations. We completed the divestiture of FRD in 2002. See Note 15 to our consolidated financial statements.

(e)	Our bank facilities have prohibited, and our previous and current public debt indentures have significantly limited, distributions and dividends on Denny’s Corporation (and its predecessors’) common equity securities. See Note 7 to our consolidated financial statements.

(f)	Working capital deficit amounts presented exclude net liabilities of discontinued operations of $15.1 million as of December 26, 2001, and $69.4 million as of December 27, 2000 related to FRD. We completed the divestiture of FRD in 2002. See Note 15 to our consolidated financial statements.

(g)	A negative working capital position is not unusual for a restaurant operating company. The decrease in working capital deficit from December 31, 2003 to December 29, 2004 is primarily related to the use of cash from the Private Placement (as defined below) and borrowings under the New Credit Facilities (defined below) to repay outstanding amounts related to our term loans and revolving loans under the Old Credit Facility (defined below) that had a December 20, 2004 expiration date. See “Liquidity and Capital Resources”. The increase in working capital deficit from December 25, 2002 to December 31, 2003 is primarily attributable to the reclassification of our term loan of $40.0 million and revolving loans under the Old Credit Facility of $11.1 million to current liabilities as a result of their December 20, 2004 expiration date. The decrease in working capital deficit from December 26, 2001 to December 25, 2002 is primarily related to the use of cash on hand and borrowings under the Old Credit Facility to satisfy current liabilities and the reduction of company-owned units from store closures. The decrease in working capital deficit from December 27, 2000 to December 26, 2001 is primarily related to the use of cash on hand and borrowings under the credit facility to satisfy current liabilities, the reduction in capital lease obligations resulting in a nonoperating gain recorded in 2001 and the reduction of company-owned units from refranchising activity and store closures.

(h)	Net cash flows used in investing activities for 2002 include proceeds of $39.4 million of receipts from discontinued operations resulting primarily from the divestiture of FRD on July 10, 2002. For 2001, net cash flows used in investing activities include $53.3 million of advances to discontinued operations. For 2000, net cash flows from investing activities include $158.7 million of proceeds from the maturity of investments securing our in-substance defeased debt (see (i) below).

(i)	Net cash flows used in financing activities for 2000 include the repayment of the $160.0 million principal amount of Denny’s mortgage notes and the repayment of the $153.3 million principal amount of our in-substance defeased debt through the use of the proceeds described in (h) above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our consolidated financial statements and the notes thereto appearing elsewhere herein.

Restatement of Prior Financial Information

As a result of a review of its lease accounting treatment and relevant accounting literature, Denny’s and its audit committee determined that it was appropriate to restate previously issued financial statements to correct its accounting treatment for leasehold improvements, resulting in the acceleration of depreciation for certain leasehold improvements. The restatement was not attributable to any material noncompliance with any financial reporting requirements under securities laws or as a result of any misconduct by any employee, officer or director of Denny’s. The restatement had no impact on our previously reported cash flows, revenues or same-store sales, or on our compliance with covenants under our current credit facilities or other debt instruments.

Historically, when accounting for leases with renewal terms, we have consistently followed the practice of using the initial lease term for determining whether a lease was a capital lease or operating lease, calculating straight-line rent and calculating depreciation on leased buildings and leasehold improvements added at lease inception; however, leased buildings and leasehold improvements added after lease inception have been depreciated over a period that, in some cases, included both the initial non-cancelable term of the lease and additional option periods provided for in the lease, or the useful lives of the assets, if shorter.

We believed that this accounting treatment for leasehold improvements added after lease inception was permitted under generally accepted accounting principles (“GAAP”) and that such treatment was consistent with the practices of other public companies. Following a review of our lease accounting treatment and relevant accounting literature in consultation with our independent registered public accounting firm, we determined that we should: i) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent, and ii) include option periods in the depreciable lives assigned to leased buildings and leasehold improvements (including those added after lease inception) only in instances in which the exercise of the option period can be reasonably assured (the “Accounting Treatment”).

The cumulative balance sheet effect of the restatement related to the Accounting Treatment was an increase in accumulated depreciation of $3.8 million as of December 31, 2003 relating to fiscal years 1998 through 2003. Of this amount, $1.0 million and $0.9 million was recorded as additional depreciation and amortization expense for fiscal years 2003 and 2002, respectively.

We also determined it was appropriate to record additional adjustments related to fiscal years 1998 through 2003 which previously were deemed immaterial and now are being recorded as a result of our restatement. The cumulative balance sheet effects of these adjustments as of December 31, 2003 consist of a decrease in goodwill of $0.2 million, an increase in other long-term assets of $0.9 million, an increase in liability for insurance claims of $1.3 million, and an increase in other noncurrent liabilities and deferred credits of $2.0 million. Of these amounts, $1.3 million was recorded as additional payroll and benefits expense for the year ended December 31, 2003, and $0.3 million was recorded as additional costs of franchise and license revenue for the year ended December 25, 2002.

The impact of the restatement in the fourth quarter of 2003 is to increase the net loss by $2.3 million. The effect of the restatement to all other previously reported interim periods of 2003 and 2004 is not material. Further information on the nature and impact of these adjustments is provided in Note 2 to our consolidated financial statements.

The following management’s discussion and analysis takes into account the effects of these adjustments.

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

Changes in company-owned, same-store sales were as follows for 2004 as compared with 2003:

	Q1	Q2	Q3	Q4	YTD
Same-store sales increase	6.4%	4.6%	6.8%	5.8%	5.9%
Guest check average increase	3.0%	3.4%	3.8%	6.0%	4.1%
Guest count increase (decrease)	3.3%	1.1%	2.9%	(0.2)%	1.7%

During the third quarter of 2003, we launched a new media campaign which promoted “abundant value” breakfasts for $4.99. This promotion built on two core strengths of the Denny’s brand – breakfast and value. As a result of this campaign and our continued focus on improving basic restaurant operations, our same-store sales turned positive in the second half of 2003. Building on this sales momentum, we promoted a series of $4.99 breakfast offerings in 2004. The success of these promotions contributed to a 1.7% increase in guest traffic and a 5.9% increase in same-store sales, our highest annual result in over a decade. Also contributing to our strong same-store sales was a 4.1% increase in average guest check attributable to a combination of modest price increases, initiated primarily to offset rising commodity costs, and menu mix shifts as customers traded up to higher-priced menu items.

Our costs of company-owned restaurant sales are exposed to volatility in two main areas: product costs and payroll and benefit costs. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices, or we “lock in” prices in purchase agreements with our vendors. In addition, some of our purchasing agreements contain features that minimize price volatility by establishing price ceilings and/or floors. While we will address commodity cost increases which are significant and considered long-term in nature by adjusting menu prices, competitive circumstances can limit such actions.

Payroll and benefit costs’ volatility results primarily from changes in wage rates and increases in labor related expenses such as medical benefit costs and workers’ compensation costs. Additionally, declines in guest counts and investments in store level labor can cause payroll and benefit costs to increase as a percentage of sales.

Revenues from the collection of royalties and fees from franchisees are generally affected by the number of franchised restaurants and the sales of these restaurants. Franchise and license revenues include royalties that are based on a percentage of franchisee sales, initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees. Franchise and licensing revenues are generally billed and collected from franchisees on a weekly basis which minimizes the impact of bad debts on our costs of franchise and license revenues. Costs of franchise and license revenues include occupancy costs related to restaurants leased or subleased to franchisees; direct costs consisting primarily of payroll and benefit costs of franchise operations personnel; bad debt expense; and marketing expenses net of marketing contributions received from franchisees. The composition of the franchise portfolio and the nature of individual lease arrangements have a significant impact on franchise occupancy revenue, as well as the related franchise occupancy expense.

During the third and fourth quarters of 2004, we completed a series of recapitalization transactions intended to reduce interest expense, extend debt maturities and increase our financial flexibility. The recapitalization consisted of the following transactions, and use of proceeds therefrom, which we refer to as the “Refinancing Transactions”:

•	Private Placement. In July 2004, we received net proceeds of approximately $89.8 million from the Private Placement of 48.4 million shares of our common stock at a price of $1.90 per share.

•	New Credit Facilities. In September 2004, our subsidiaries, Denny’s, Inc. and Denny’s Realty, Inc., entered into the New Credit Facilities in an aggregate principal amount of $420 million, consisting of the New First Lien Facility (defined below) and the Second Lien Facility (defined below). The New First Lien Facility consists of the $225 million five-year Term Loan Facility (defined below) and the $75 million four-year Revolving Facility (defined below), of which $45 million is available for the issuance of letters of credit. The Second Lien Facility consists of an additional $120 million six-year term loan facility.

•	Senior Notes Offering. In October 2004, Denny’s Holdings issued $175 million aggregate principal amount of its 10% Notes (defined below). The 10% Notes are irrevocably, fully and unconditionally guaranteed on a senior basis by Denny’s Corporation.

•	Use of Proceeds from the Refinancing Transactions. We used the net proceeds from the Private Placement principally to repay the $40 million term loan under our then existing senior secured credit facility (the “Old Credit Facility”) and to repurchase approximately $35.1 million aggregate principal amount of the 11¼% Notes (defined below) and approximately $8.7 million aggregate principal amount of the 12¾% Notes (defined below). We used the proceeds from borrowings under the New Credit Facilities and proceeds from the offering of 10% Notes to repay remaining amounts outstanding under the Old Credit Facility, repurchase or redeem the remaining 11¼% Notes and 12¾% Notes, and pay fees and expenses in connection with the Refinancing Transactions.

Statements of Operations

	Fiscal Year Ended
	December 29, 2004		December 31, 2003		December 25, 2002
			(Restated)(a)(b)		(Restated)(a)
	(Dollars in thousands)
Revenue:
Company restaurant sales	$871,248	90.8%	$851,853	90.5%	$858,569	90.5%
Franchise and license revenue	88,758	9.2%	89,092	9.5%	90,015	9.5%

Total operating revenue	960,006	100.0%	940,945	100.0%	948,584	100.0%

Costs of company restaurant sales (c):
Product costs	225,200	25.8%	219,193	25.7%	205,036	23.9%
Payroll and benefits	362,450	41.6%	369,941	43.4%	361,483	42.1%
Occupancy	49,581	5.7%	49,033	5.8%	49,198	5.7%
Other operating expenses	117,834	13.5%	118,563	13.9%	122,491	14.3%

Total costs of company restaurant sales	755,065	86.7%	756,730	88.8%	738,208	86.0%

Costs of franchise and license revenue (c)	28,196	31.8%	27,125	30.4%	28,908	32.1%

General and administrative expenses	66,922	7.0%	51,268	5.4%	50,001	5.3%
Depreciation and other amortization	56,649	5.9%	61,037	6.5%	84,103	8.9%
Restructuring charges and exit costs	495	0.1%	613	0.1%	3,521	0.4%
Impairment charges	1,130	0.1%	3,986	0.4%	4,556	0.5%
Gains on disposition of assets and other, net	(2,271)	(0.2%)	(5,844)	(0.6%)	(9,127)	(1.0%)

Total operating costs and expenses	906,186	94.4%	894,915	95.1%	900,170	94.9%

Operating income	53,820	5.6%	46,030	4.9%	48,414	5.1%

Other expenses:
Interest expense, net	69,428	7.2%	78,190	8.3%	76,401	8.1%
Other nonoperating expense (income), net	21,265	2.2%	901	0.1%	(32,915)	(3.5%)

Total other expenses, net	90,693	9.4%	79,091	8.4%	43,486	4.6%

Income (loss) before income taxes	(36,873)	(3.8%)	(33,061)	(3.5%)	4,928	0.5%
Provision for (benefit from) income taxes	802	0.1%	759	0.1%	(1,422)	(0.2%)

Income (loss) from continuing operations	(37,675)	(3.9%)	(33,820)	(3.6%)	6,350	0.7%
Discontinued operations:
Income from operations of discontinued operations, net of income tax benefit: $3,500	—	—	—	—	4,040	0.4%
Gain on sale of discontinued operations, net of income tax provision: $160	—	—	—	—	56,562	6.0%

Net income (loss)	$(37,675)	(3.9%)	$(33,820)	(3.6%)	$66,952	7.1%

Other Data:
Company-owned average unit sales	$1,575		$1,520		$1,461
Same-store sales increase (decrease) (company-owned) (d)(e)	5.9%		0.2%		(1.0%)
Guest check average increase (e)	4.1%		3.2%		1.8%
Guest count increase (decrease) (e)	1.7%		(2.9%)		(2.8%)

(a)	Fiscal years 2002 and 2003 have been restated from amounts previously reported to reflect certain adjustments as discussed in “Restatement of Prior Financial Information” above and in Note 2 to the Consolidated Financial Statements.

(b)	The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $22.4 million of total operating revenue in 2003.

(c)	Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(d)	Same-store sales include sales from restaurants that were open the same period in both 2004 and 2003. For purposes of calculating same-store sales, the 53rd week of 2003 was compared with the 1st week of 2003.

(e)	Prior year amounts have not been restated for 2004 comparable units.

Unit Activity

	Ending Units December 31, 2003	Units Opened/ Acquired	Units Refanchised	Franchised Units Reacquired	Units Closed	Ending Units December 29, 2004
Company-owned restaurants	561	1	(1)	1	(9)	553
Franchised and licensed restaurants	1,077	13	1	(1)	(40)	1,050

	1,638	14	—	—	(49)	1,603

2004 Compared with 2003

Company Restaurant Operations

During 2004, we realized a 5.9% increase in same-store sales, comprised of a 1.7% increase in guest counts and a 4.1% increase in guest check average. Company restaurant sales increased $19.4 million (2.3%), overcoming the impact of the effects of a fifty-third week of activity in 2003 (approximately $20.7 million). Higher sales resulted from the increase in same-store sales for 2004, partially offset by an eight equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.7% from 88.8%. Product costs increased to 25.8% from 25.7%. Fiscal year 2003 benefited from the impact of a $2.6 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. This deferred gain became fully amortized in September of 2003. Excluding the amortization of deferred gains for 2003, product costs as a percentage of sales were 26.0%. Payroll and benefits costs decreased to 41.6% from 43.4% due to increased labor efficiency resulting from higher sales as well as lower health benefits costs resulting from new health benefits programs implemented in 2004. These cost improvements were partially offset by increased incentive compensation and higher payroll taxes compared with the prior year. Occupancy costs remained essentially flat at 5.7% in 2004 compared with 5.8% in 2003. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 29, 2004		December 31, 2003
	(Dollars in Thousands)
Utilities	$39,511	4.5%	$38,410	4.5%
Repairs and maintenance	17,363	2.0%	17,984	2.1%
Marketing	29,003	3.3%	28,995	3.4%
Other	31,957	3.7%	33,174	3.9%

Other operating expenses	$117,834	13.5%	$118,563	13.9%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

	Fiscal Year Ended
	December 29, 2004		December 31, 2003
	(Dollars in Thousands)
Royalties and initial fees	$57,346	64.6%	$56,059	62.9%
Occupancy revenue	31,412	35.4%	33,033	37.1%

Franchise and license revenue	88,758	100.0%	89,092	100.0%

Occupancy costs	21,047	23.7%	21,704	24.3%
Other direct costs	7,149	8.1%	5,421	6.1%

Costs of franchise and license revenue	$28,196	31.8%	$27,125	30.4%

The revenue decrease of $0.3 million (0.4%) is primarily the result of a fifty-third week of activity in 2003 (approximately $1.7 million) and a net 27-unit decrease in franchised and licensed units due to unit closures, partially offset by new franchise unit openings and a 6.0% increase in same-store sales at franchised units.

Costs of franchise and license revenue increased $1.1 million (3.9%) as a result of an increase in franchise incentive compensation for operations personnel compared with 2003, coupled with 2003 costs benefiting from a net $0.3 million reduction in bad debt expense related to the collection of certain past due accounts. As a percentage of franchise and license revenues, these costs increased to 31.8% for the year ended December 29, 2004 from 30.4% for the year ended December 31, 2003.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses increased $15.7 million (30.5%) compared with the year ended December 31, 2003. The increase resulted primarily from higher accruals for incentive compensation of $9.1 million, higher stock-based compensation costs of $6.5 million, and the incurrence of additional recapitalization related expenses of $2.4 million compared with 2003. These increases were partially offset by reductions in corporate overhead related to organizational changes.

Depreciation and other amortization decreased $4.4 million primarily resulting from certain assets becoming fully depreciated.

Restructuring charges and exit costs of $0.5 million for the year ended December 29, 2004 relate to units closed in 2004 and adjustments to liabilities related to units closed in previous years. See Note 4 to our consolidated financial statements.

Impairment charges of $1.1 million for the year ended December 29, 2004 and $4.0 million for the year ended December 31, 2003 relate to the identification of certain underperforming restaurants. The reduction in these charges is partially due to the improvement in operating performance of all stores as evidenced by the increase in same store sales in 2004 compared with 2003.

Gains on disposition of assets and other, net of $2.3 million in 2004 and $5.8 million in 2003 primarily represent gains on sales of surplus properties.

Operating income was $53.8 million for the year ended December 29, 2004 compared with $46.0 million for the year ended December 31, 2003.

Interest expense, net, for the year ended December 29, 2004 was comprised of $70.9 million of interest expense offset by $1.5 million of interest income compared with $79.6 million of interest expense offset by $1.4 million of interest income for the year ended December 31, 2003. The decrease in interest expense resulted from the Refinancing Transactions completed in the third and fourth quarters of 2004. See “Liquidity and Capital Resources”.

Other nonoperating expense, net of $21.3 million for the year ended December 29, 2004 primarily represents the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchase of the 11¼% Notes and 12¾% Notes and the repayment of the Old Credit Facility. See “Liquidity and Capital Resources”. Other nonoperating expense of $0.9 million for year ended December 31, 2003 primarily represents the loss on the early extinguishment of $3.0 million of industrial revenue bonds.

The provision for income taxes was $0.8 million for each of the years ended December 29, 2004 and December 31, 2003. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances. Without such tax planning strategies, our valuation allowance would have increased by approximately $11 million in 2004. See Note 9 to our consolidated financial statements.

Net loss was $37.7 million for the year ended December 29, 2004 compared with $33.8 million for the year ended December 31, 2003 due to the factors noted above.

2003 Compared with 2002

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

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.8% from 86.0%. Product costs increased to 25.7% from 23.9%, including the impact of a $4.9 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. This deferred gain became fully amortized in September of 2003. Excluding the amortization of deferred gains for both years, product costs as a percentage of sales were 26.0% in 2003 and 24.8% in 2002. This increase in product cost resulted from unfavorable commodity costs, especially pork and beef, quality improvements to existing products and a shift in menu mix. Payroll and benefits increased to 43.4% from 42.1% due to increased restaurant staffing levels aimed at improving customer satisfaction, higher workers’ compensation and medical costs and higher wage rates. Occupancy costs increased slightly to 5.8% from 5.7% of company restaurant sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

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

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

	Fiscal Year Ended
	December 31, 2003		December 25, 2002
			(Restated)
	(Dollars in Thousands)
Royalties and initial fees	$56,059	62.9%	$56,039	62.3%
Occupancy revenue	33,033	37.1%	33,976	37.7%

Franchise and license revenue	89,092	100.0%	90,015	100.0%

Occupancy costs	21,704	24.3%	22,945	25.5%
Other direct costs	5,421	6.1%	5,963	6.6%

Costs of franchise and license revenue	$27,125	30.4%	$28,908	32.1%

The revenue decrease of $0.9 million (1.0%) resulted from a net 33-unit decrease in franchised and licensed units due to unit closures and a decrease in initial franchise fees on fewer franchise restaurant openings, partially offset by approximately $1.7 million of revenues recorded for the fifty-third week of franchise activity in 2003.

Costs of franchise and license revenue decreased $1.8 million (6.2%) as a result of the decrease in franchised and licensed units and a reduction in administrative fees. As a percentage of franchise and license revenues, these costs decreased to 30.4% for the year ended December 31, 2003 from 32.1% for the year ended December 25, 2002.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses increased $1.3 million (2.5%) compared with the year ended December 25, 2002. The increase resulted primarily from the elimination of management and support service fees paid by FRD due to its divestiture in the prior year (approximately $6.8 million) and the incurrence of costs related to exploring possible alternatives to improve our long-term liquidity and capital structure (approximately $1.8 million). These increases were partially offset by reductions in corporate overhead related to organizational changes.

Depreciation and other amortization decreased $23.1 million primarily resulting from certain assets becoming fully depreciated in January 2003. In January 1998, certain assets were revalued and assigned a five year life as a result of the company’s emergence from bankruptcy.

Restructuring charges and exit costs of $0.6 million for the year ended December 31, 2003 reflect the recording of restructuring charges related to the elimination of approximately 60 out-of-restaurant support staff positions (approximately $2.2 million) partially offset by the reversal of rent obligations resulting from our release from the remaining lease term of our former corporate headquarters in California (approximately $1.6 million). Exit costs of $3.5 million recorded in 2002 primarily represent additional provisions for future rent obligations on Denny’s former corporate headquarters facility in California due to the bankruptcy of our most significant subtenant.

Impairment charges of $4.0 million for the year ended December 31, 2003 and $4.6 million for the year ended December 25, 2002 relate to the identification of certain underperforming restaurants.

Gains on disposition of assets and other, net of $5.8 million in 2003 and $9.1 million in 2002 primarily represent gains on sales of surplus properties.

Operating income was $46.0 million for the year ended December 31, 2003 compared with $48.4 million for the year ended December 25, 2002.

Interest expense, net, for the year ended December 31, 2003 was comprised of $79.6 million of interest expense offset by $1.4 million of interest income compared with $79.8 million of interest expense offset by $3.4 million of interest income for the year ended December 25, 2002. The decrease in interest expense resulted from the effects of our senior note exchanges and the effects of a reduction in discounted accrued exit cost liabilities, partially offset by higher deferred financing cost amortization related to the Old Credit Facility and a fifty-third week of interest in 2003. The decrease in interest income resulted from the repayment in 2002 of the credit facility with FRD Acquisition Co., our former subsidiary (with respect to which Denny’s was the lender).

Other nonoperating expense, net of $0.9 million for the year ended December 31, 2003 primarily represents the loss on the early extinguishment of $3.0 million of industrial revenue bonds. Other nonoperating income of $32.9 million for year ended December 25, 2002 primarily represents a gain related to the issuance of the 12¾% Notes in exchange for a portion of the 11¼% Notes.

The provision for (benefit from) income taxes was $0.8 million and $(1.4) million for the year ended December 31, 2003 and December 25, 2002, respectively. Included in income taxes for the year ended December 25, 2002 was a $2.7 million benefit related to the enactment of H.R. 3090, the Job Creation and Worker Assistance Act of 2002. Excluding this benefit, we recorded a provision for income taxes of $1.3 million for the year ended December 25, 2002. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain NOL carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances. Without such tax planning strategies, our valuation allowance would have increased by approximately $11 million in 2003. See Note 9 to our consolidated financial statements.

As a result of the divestiture of FRD, we recorded a gain on disposal of discontinued operations of $56.6 million during the year ended December 25, 2002. Additionally, during the year ended December 25, 2002, we recorded income from discontinued operations of $4.0 million as a result of the reversal of liabilities related to entities previously reported as discontinued operations.

Net loss was $33.8 million for the year ended December 31, 2003 compared with net income of $67.0 million for the year ended December 25, 2002 due to the factors noted above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources were cash generated from operations, borrowings under the Old Credit Facility (and other prior credit facilities) and, in recent years, cash proceeds from the sale of surplus properties, sale-leaseback transactions and the sale of restaurants to franchisees. Currently, our primary sources of liquidity are cash generated from operations and borrowings under the New Credit Facilities. We believe that our estimated cash flows from operations for 2005, combined with our capacity for additional borrowings under the New Credit Facilities, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2005. The following table sets forth a calculation of our cash provided by operations, for the periods indicated:

	Fiscal Year Ended
	December 29, 2004	December 31, 2003
		(Restated)
	(In thousands)
Net loss	$(37,675)	$(33,820)
Loss on early extinguishment of debt	21,744	1,192
Impairment charges	1,130	3,986
Restructuring charges and exit costs	495	613
Gains on disposition of assets and other, net	(2,271)	(5,844)
Other noncash charges	63,917	62,131
Change in certain working capital items	(10,520)	2,358
Change in other assets and other liabilities, net	(6,751)	(4,008)

Cash provided by operations	$30,069	$26,608

Our principal capital requirements have been largely associated with remodeling and maintaining our existing company-owned restaurants and facilities. Net cash flows used for investing activities were $32.2 million for 2004. Our capital expenditures in 2004 were $39.6 million, and of that amount, $3.5 million was financed through capital leases. Capital expenditures in 2004 were offset by net proceeds from dispositions of surplus property of $3.6 million.

Cash flows provided by financing activities were $10.3 million for 2004, which primarily represents net activity related to our Refinancing Transactions completed during 2004.

During the third and fourth quarters of 2004, we completed the Refinancing Transactions intended to reduce interest expense, extend debt maturities and increase our financial flexibility. The Refinancing Transactions consisted of the transactions and use of proceeds therefrom as described below:

Private Placement

In July 2004, Denny’s Corporation received net proceeds of approximately $89.8 million from a private placement of 48.4 million shares of our common stock at a price of $1.90 per share (the “Private Placement”). The proceeds are net of $2.2 million of direct costs related to the Private Placement.

New Credit Facilities

On September 21, 2004, our subsidiaries, Denny’s, Inc. and Denny’s Realty, Inc. (the “Borrowers”), entered into new senior secured credit facilities in an aggregate principal amount of $420 million, consisting of a new first lien facility and a second lien facility. The new first lien facility consists of a $225 million five-year term loan facility (the “Term Loan Facility”) and a $75 million four-year revolving credit facility, of which $45 million is available for the issuance of letters of credit (the “Revolving Facility” and together with the Term Loan Facility, the “New First Lien Facility”). The second lien facility consists of an additional $120 million six-year term loan facility (the “Second Lien Facility,” and together with the New First Lien Facility, the “New Credit Facilities”).

The Term Loan Facility will mature on September 30, 2009 and will amortize in equal quarterly installments of $0.6 million (commencing March 31, 2005) with all remaining amounts due on the maturity date. The Revolving Facility will mature on September 30, 2008. The Second Lien Facility will mature on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the New First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower’s option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. As discussed below in Item 7A, we entered into an interest rate swap subsequent to December 29, 2004 with respect to a $75 million notional amount of the floating rate term loan debt.

At December 29, 2004, we had outstanding letters of credit of $37.5 million under our Revolving Facility, leaving net availability of $37.5 million. There were no revolving loans outstanding at December 29, 2004.

The New Credit Facilities are secured by substantially all of our assets and guaranteed by Denny’s Corporation, Denny’s Holdings and all of their subsidiaries. The New Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the New Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, and minimum fixed charge coverage ratio requirements and limitations on capital expenditures) requirements, negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of its type. We were in compliance with the terms of the credit facility as of December 29, 2004.

Senior Notes Offering

On October 5, 2004, Denny’s Holdings issued $175 million aggregate principal amount of its 10% Senior Notes due 2012 (the “10% Notes”). The 10% Notes are irrevocably, fully and unconditionally guaranteed on a senior basis by Denny’s Corporation. The 10% Notes are general, unsecured senior obligations of Denny’s Holdings, and rank equal in right of payment to all of our existing and future indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the 10% Notes; rank senior in right of payment to all existing and future subordinated indebtedness; and are effectively subordinated to all existing and future secured debt to the extent of the value of the assets securing such debt and structurally subordinated to all indebtedness and other liabilities of the subsidiaries of Denny’s Holdings, including the New Credit Facilities. The 10% Notes bear interest at the rate of 10% per year from and including October 5, 2004, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2005. The 10% Notes will mature on October 1, 2012.

The indenture governing the 10% Notes contains certain covenants limiting the ability of Denny’s Holdings and its subsidiaries (but not its parent, Denny’s Corporation) to, among other things, incur additional indebtedness (including disqualified capital stock); pay dividends or make distributions or certain other restricted payments; make certain investments; create liens on our assets to secure debt; enter into sale and leaseback transactions; enter into transactions with affiliates; merge or consolidate with another company; sell, lease or otherwise dispose of all or substantially all of its assets; enter into new lines of business; and guarantee indebtedness. These covenants are subject to a number of important limitations and exceptions.

Denny’s Corporation is a holding company with no operations or assets, other than as related to the ownership of the common stock of Denny’s Holdings and its status as a holding company. Denny’s Corporation is not subject to the restrictive covenants in the indenture governing the 10% Notes. Denny’s Holdings is restricted from paying dividends and making distributions to Denny’s Corporation under the terms of the indenture governing the 10% Notes.

Use of Proceeds from the Refinancing Transactions

We used the net proceeds from the Private Placement principally to repay the $40 million term loan under the Old Credit Facility and to repurchase approximately $35.1 million aggregate principal amount of the 11¼% Senior Notes Due 2008 of Denny’s Corporation (the “11¼% Notes”) and approximately $8.7 million aggregate principal amount of the 12¾% Senior Notes Due 2007 of Denny’s Corporation and Denny’s Holdings (the “12¾% Notes”).

We used the proceeds from borrowings under the New Credit Facilities and proceeds from the offering of 10% Notes to repay remaining amounts outstanding under the Old Credit Facility, repurchase or redeem the remaining 11¼% Notes and 12¾% Notes, and pay fees and expenses in connection with the Refinancing Transactions. During 2004, we recorded $21.7 million of losses on early extinguishment of debt which primarily represent the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchases of the 11¼% Notes and 12¾% Notes and the termination of the Old Credit Facility. These losses are included as a component of other nonoperating expense (income), net in the accompanying Consolidated Statements of Operations for the fiscal year ended December 29, 2004.

Our future contractual obligations and commitments at December 29, 2004 consist of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$521,211	$1,975	$4,885	$219,094	$295,257
Capital lease obligations	57,240	7,725	14,500	11,061	23,954
Operating lease obligations	315,514	46,586	84,344	66,002	118,582
Interest obligations (a)	250,062	39,367	78,246	74,218	58,231
Pension and other defined contribution plan obligations (b)	3,487	3,487	—	—	—
Purchase obligations (c)	296,708	206,230	31,573	31,416	27,489

Total	$1,444,222	$305,370	$213,548	$401,791	$523,513

(a)	Interest obligations represent payments related to our long-term debt outstanding at December 29, 2004. For long-term debt with variable rates, we have used the rate applicable at December 29, 2004 to project interest over the periods presented in the table above. See Note 7 to our consolidated financial statements for balances and terms of the New Credit Facilities at December 29, 2004.

(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 29, 2004. Amounts cannot be estimated for more than one year at the date of this Form 10-K. See Note 10 to our consolidated financial statements.

(c)	Purchase obligations include amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes. In most cases, these agreements have provisions that would allow us to cancel such agreements with appropriate notice. Amounts included in the table above represent our estimate of minimum purchases required as a result of these cancellation provisions.

At December 29, 2004, our working capital deficit was $92.7 million compared with $160.5 million at December 31, 2003. The working capital deficit decrease of $67.8 million resulted primarily from the repayment of balances outstanding under the Old Credit Facility, which were classified as current liabilities at December 31, 2003, with proceeds from the Private Placement. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to self-insurance liabilities, impairment of long-lived assets, and restructuring and exit costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

During 2003, we began to experience negative trends related to workers’ compensation costs, especially in California. Approximately 40% of our workers’ compensation liabilities relate to California. As a result of these trends, we recorded $5.2 million and $3.3 million of additional workers’ compensation expense in 2004 and 2003, respectively, in addition to our periodic estimated cost per labor hour.

Total discounted insurance liabilities at December 29, 2004 and December 31, 2003 were $40.4 million and $38.5 million, respectively, reflecting a 5% discount rate. The related undiscounted amounts at such dates were $45.6 million and $43.3 million, respectively.

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

During 2004, 2003 and 2002, we recorded impairment charges of $1.1 million, $4.0 million and $4.6 million, respectively, for underperforming restaurants, including restaurants closed. At December 29, 2004, we had a total of 18 restaurants with an aggregate net book value of approximately $2.0 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

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

Under either methodology, our most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 29, 2004, our total discounted liability for closed units was approximately $9.8 million, net of discounted actual subleases of $7.0 million and discounted estimated subleases of $1.6 million. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. See Note 4 to our consolidated financial statements.

Implementation of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FIN No. 46 (Revised) (FIN 46-R) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains, it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation was effective as of the first interim or annual period ending after December 31, 2003. We completed adoption of FIN 46-R during the first quarter of 2004. The adoption of FIN 46-R had no effect on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its financial condition or results of operations. Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options granted under the fair value method of SFAS 123 is presented in Note 2 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the New First Lien Facility bear interest at a variable rate based on LIBOR (adjusted LIBOR rate plus 3.25%) or an alternative base rate (highest of Prime Rate or Federal Funds Effective Rate plus 0.5%). Borrowings under the Second Lien Facility bear interest at adjusted LIBOR plus 5.125% or the alternative base rate plus 3.625%. Subsequent to December 29, 2004, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our floating rate term loan debt. Under the terms of the swap, the Company will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. The swap effectively increases our ratio of fixed rate debt from approximately 38% of total debt to approximately 51%. Based on the levels of borrowings under the New Credit Facilities at December 29, 2004, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $2.7 million, after considering the impact of the interest rate swap. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the New Credit Facilities at December 29, 2004. However, the nature and amount of our borrowings under the New Credit Facilities may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $189.3 million at December 29, 2004. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at December 29, 2004 relates primarily to market quotations for our 10% Notes. See Note 7 to our consolidated financial statements.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans, and self-insurance liabilities. A 25 basis point increase in discount rate would reduce our projected benefit obligation related to our pension plan and other defined benefit plans by $2.0 million and $0.2 million, respectively, and reduce our net periodic benefit cost related to our pension plan by $0.1 million a 25 basis point decrease in discount rate would increase our projected benefit obligation related to our pension plan and other defined benefit plans by $2.1 million and $0.2 million, respectively. The impact of a 25 basis point increase or decrease in discount rate on periodic benefit costs related our other defined benefit plans and would be less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

Commodity Price Risk

We purchase certain food products such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, approximately 50% of our purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes, and no interest rate or other financial derivatives were in place at December 29, 2004. As discussed above, we entered into an interest rate swap subsequent to December 29, 2004 to increase our ratio of fixed rate debt to total debt.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements which appears on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A. Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, Andrew F. Green) as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In performing this evaluation, management reviewed the Company’s lease accounting and leasehold depreciation practices. As a result of this review, management concluded that the Company’s previously established lease accounting and leasehold depreciation practices were not appropriate under U. S. generally accepted accounting principles and determined that the Company’s depreciation expense in prior periods had been understated. Accordingly, as described below, the Company determined to restate certain of its previously issued financial statements to reflect the correction of these errors in the Company’s lease and depreciation accounting. These errors were attributed to deficiencies in the Company’s controls relative to the selection, monitoring, and review of assumptions and factors affecting lease accounting and leasehold improvement depreciation practices as of December 29, 2004, resulting from an error in the Company’s interpretation of U.S. generally accepted accounting principles, similar to other restaurant and retail companies. Based on the aforementioned evaluation, Messrs. Marchioli and Green each concluded that the Company’s disclosure controls and procedures were not effective as of December 29, 2004.

B. Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2004. Management’s assessment was based on criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In performing this assessment, management reviewed the Company’s lease accounting and leasehold improvement depreciation practices. As a result of this review, management concluded that the Company’s controls over the selection, monitoring, and review of assumptions and factors affecting lease accounting and leasehold improvement depreciation practices were ineffective as of December 29, 2004, due to an error in the Company’s interpretation of U.S. generally accepted accounting principles. As a result, annual depreciation expense in prior periods had been understated. On February 14, 2005, the Company determined that it was appropriate to restate certain of its previously issued financial statements to reflect the correction of these errors in the Company’s lease and depreciation accounting. Management evaluated the impact of this restatement on the Company’s assessment of internal control over financial reporting and concluded that the control deficiency that resulted in incorrect lease and depreciation accounting represented a material weakness as of December 29, 2004.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued financial statements to reflect the correction of a misstatement. As a result of the material weakness related to the Company’s lease and depreciation accounting, management has concluded that, as of December 29, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth in the COSO framework.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which follows this report.

C. Remediation of Material Weakness. To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year end the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. No other material weaknesses were identified as a result of management’s assessment.

D. Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Denny’s Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.B), that Denny’s Corporation’s (the Company) internal control over financial reporting was not effective as of December 29, 2004, because of the material weakness in internal controls over the selection, monitoring, and review of assumptions and factors affecting lease accounting and leasehold improvement depreciation practices, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 29, 2004: Management identified deficiencies in the Company’s internal control over financial reporting regarding the selection, monitoring, and review of assumptions and factors affecting lease accounting and leasehold improvement depreciation practices, due to an error in the Company’s interpretation of U.S. generally accepted accounting principles. As a result of these deficiencies in the Company’s internal control, accounting errors in certain prior and current period financial statements were identified, resulting in the restatement of prior period financial statements. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 29, 2004 and December 31, 2003, and the related consolidated statements of operations, shareholders’ deficit, and comprehensive income (loss), and cash flows for the years then ended. This material weakness was considered in determining the nature, timing, and extent of audit procedures applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Denny’s Corporation did not maintain effective internal control over financial reporting as of December 29, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Denny’s Corporation has not maintained effective internal control over financial reporting as of December 29, 2004, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Greenville, South Carolina

March 14, 2005

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item with respect to our directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934, our Audit Committee Financial Expert and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Code of Ethics” in the proxy statement (to be filed later) in connection with Denny’s Corporation 2005 Annual Meeting of the Shareholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). The information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this item is furnished by incorporation by reference to information under the captions entitled “Executive Compensation” and “Election of Directors—Compensation of Directors” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is furnished by incorporation by reference to information under the caption “General—Equity Security Ownership” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

Item 13.	Certain Relationships and Related Transactions

Certain Transactions

The information required by this item is furnished by incorporation by reference to information under the caption “Certain Transactions” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

Item 14.	Principal Accountant Fees and Services

The information required by this item is furnished by incorporation by reference to information under the caption entitled “Selection of Independent Public Auditors – 2005 Audit Information” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See the Index to Financial Statements which appears on page F-1 hereof.

(2)	Financial Statement Schedules: No schedules are filed herewith because of the absence of conditions under which they are required or because the information called for is in our consolidated financial statements or notes thereto appearing elsewhere herein.

(3)	Exhibits: Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are electronically filed, to be a part hereof as of their respective dates.

Exhibit No.	Description
*2.1	Joint Plan of Reorganization of Flagstar Companies, Inc. (predecessor to Denny’s Corporation) and its wholly owned subsidiary Flagstar Corporation, as amended November 7, 1997 and as confirmed by order of the United States Bankruptcy Court for the District of South Carolina entered November 12, 1997 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Flagstar Companies, Inc. filed with the Commission on November 21, 1997)

3.1	Restated Certificate of Incorporation of Denny’s Corporation dated March 3, 2003 as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004

*3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 27, 2004 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on August 27, 2004)

*3.3	By-Laws of Denny’s Corporation, as effective as of August 25, 2004 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on August 27, 2004)
*4.1	10% Senior Notes due 2012 Indenture dated as of October 5, 2004 between Denny’s Holdings, Inc., as Issuer, Denny’s Corporation, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)
*4.2	Form of 10% Senior Note due 2012 and annexed Guarantee (included in Exhibit 4.1 hereto)
*4.3	Registration Rights Agreement dated as of October 5, 2004, by and among Denny’s Holdings, Inc. as Issuer, Denny’s Corporation as Guarantor, and UBS Securities LLC, Goldman, Sachs & Co. and Banc of America Securities LLC as Initial Purchasers (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)
*4.4	Warrant Agreement (including the form of Warrant) (incorporated by reference to Exhibit 10.1 to the Form 8-A of Denny’s Corporation (then known as Advantica Restaurant Group, Inc. (“Advantica”)) filed with the Commission January 7, 1998, relating to common stock warrants)
*4.5	Amended and Restated Rights Agreement, dated as of January 5, 2005, between Denny’s Corporation and Continental Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A/A of Denny’s Corporation, filed with the Commission January 12, 2005, relating to preferred stock purchase rights)
*4.6	Rights Agreement, dated as of December 15, 1998, between Denny’s Corporation (then known as Advantica) and Continental Stock Transfer and Trust Company, as Rights Agent (including form of right certificate) (incorporated by reference to Exhibit 1 to the Form 8-A of Denny’s Corporation (then known as Advantica), filed with the Commission December 15, 1998, relating to preferred stock purchase rights)
*4.7	Amendment No. 1 dated as of July 2, 2004 to the Rights Agreement dated as of December 14, 1998, between Denny’s Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on July 20, 2004)
*4.8	Amendment No. 2 dated as of July 27, 2004 to the Rights Agreement, dated as of December 14, 1998, as previously amended as of July 2, 2004, between Denny’s Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 30, 2004)

Exhibit No.	Description
*4.9	Indenture relating to the 11¼% Senior Notes (including the form of security) dated as of January 7, 1998, between Denny’s Corporation (then known as Advantica) and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Denny’s Corporation (then known as Advantica), filed with the Commission on January 15, 1998)
*4.10	Indenture relating to the 12¾% Senior Notes (including form of security) dated April 13, 2002 among Denny’s Corporation (then known as Advantica) and Denny’s Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) for the quarter ended March 27, 2002)
*4.11	11¼% Senior Notes due 2008 Supplemental Indenture dated as of September 21, 2004 between Denny’s Corporation (f/k/a Advantica Restaurant Group, Inc.), as Issuer, and U.S. Bank National Association (successor to First Trust National Association), as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)
*4.12	12¾% Senior Notes due 2007 Supplemental Indenture, dated September 21, 2004, among Denny’s Corporation (f/k/a Advantica Restaurant Group, Inc.) and Denny’s Holdings, Inc., as Issuers and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

+*10.1	Advantica Restaurant Group Director Stock Option Plan, as amended through January 24, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) filed with the Commission on May 14, 2001)

+*10.2	Merger Amendment, dated March 15, 1999, to the Advantica Restaurant Group Stock Option Plan and the Advantica Restaurant Group Officer Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) for the quarter ended March 31, 1999)

+*10.3	Advantica Stock Option Plan as amended through November 28, 2001 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Denny’s Corporation (then known as Advantica) for the year ended December 26, 2001)

+*10.4	Form of Agreement, dated February 9, 2000, providing certain retention incentives and severance benefits for company management (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) for the quarter ended March 29, 2000)

*10.5	Stipulation and Agreement of Settlement, dated February 19, 2002, by and among FRD Acquisition Co., the Creditors Committee, Advantica, Denny’s, Inc. FRI-M Corporation, Coco’s Restaurants, Inc. and Carrows Restaurants, Inc., and as filed with the Bankruptcy Court on February 19, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation (then known as Advantica), filed with the Commission on February 20, 2002)

*10.6	First Amended Plan of Reorganization of FRD Acquisition, Co., confirmed by order of the United States Bankruptcy Court for the District of Delaware on June 20, 2002 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Denny’s Corporation (then known as Advantica) dated July 25, 2002)

+*10.7	Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Denny’s Corporation (No. 333-103220) filed with the Commission on February 14, 2003)

Exhibit No.	Description

+*10.8	Employment Agreement dated November 1, 2003 between Denny’s Corporation and Nelson J. Marchioli (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 24, 2003)

*10.9	Credit Agreement dated as of September 21, 2004, Among Denny’s, Inc., Denny’s Realty, Inc., as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., as Guarantors, the Lenders named herein, Bank of America, N.A., as Administrative Agent, and UBS SECURITIES LLC, as Syndication Agent, and Banc of America Securities LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (First Lien) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.10	Credit Agreement dated as of September 21, 2004, Among Denny’s, Inc., Denny’s Realty, Inc., as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., as Guarantors, the Lenders named herein, Bank of America, N.A., as Administrative Agent, and UBS SECURITIES LLC, as Syndication Agent, and Banc of America Securities LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (Second Lien) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.11	Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (First Lien) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.12	Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (Second Lien) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.13	Denny’s Holdings, Inc. $175,000,000 10% Senior Notes due 2012 Purchase Agreement dated September 29, 2004 by and among Denny’s Holdings, Inc., Denny’s Corporation, UBS Securities LC, Goldman, Sachs & Co. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

+*10.14	Description of amendments to the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.15	Form of Subscription Agreement dated July 6, 2004 in connection with the Private Placement of Common Stock of Denny’s Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on July 7, 2004)

+10.16	Denny’s Corporation 2004 Omnibus Incentive Plan

+*10.17	Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004)

*10.18	Credit Agreement, dated as of December 16, 2002, among Denny’s Inc. and Denny’s Realty, Inc., as borrowers, Denny’s Corporation, Denny’s Holdings, Inc. and DFO, Inc., as guarantors, the lenders named therein, JPMorgan Chase Bank, as administrative agent, Foothill Capital Corporation, as syndication agent and J.P. Morgan Securities Inc., as sole advisor, lead arranger and

Exhibit No.	Description

bookrunner (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation, filed with the Commission on December 19, 2002)

*10.19	Guarantee and Collateral Agreement, dated as of December 16, 2002, among Denny’s Corporation, Denny’s Holdings, Inc., Denny’s Inc., Denny’s Realty, Inc., each other subsidiary loan party referenced therein and JPMorgan Chase, as collateral agent (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Denny’s Corporation, filed with the Commission on December 19, 2002)

+*10.20	Employment Agreement dated January 2, 2001 between Denny’s Corporation (then known as Advantica) and Nelson J. Marchioli (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) for the quarter ended March 28, 2001)

+*10.21	Amendment dated May 30, 2003 to Employment Agreement dated January 2, 2001 between Denny’s Corporation (formerly doing business as Advantica) and Nelson J. Marchioli (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 25, 2003)

*10.22	Amendment No. 1 dated as of June 30, 2003 to the Credit Agreement, dated as of December 16, 2002 among Denny’s Inc. and Denny’s Realty, Inc., as borrowers, Denny’s Corporation, Denny’s Holdings, Inc. and DFO, Inc., the lenders named therein, JPMorgan Chase Bank, as issuing bank, collateral agent and administrative agent, and Foothill Capital Corporation, as syndication agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 25, 2003)

*10.23	Credit Agreement, dated as of December 16, 2002, As Amended and Restated as of September 26, 2003, among Denny’s Inc. and Denny’s Realty, Inc., as borrowers, Denny’s Corporation, Denny’s Holdings., Inc. and DFO, Inc., as guarantors, the lenders named therein, JPMorgan Chase Bank, as administrative agent, Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as syndication agent and J.P. Morgan Securities Inc., as sole advisor, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 24, 2003)

*10.24	Guarantee and Collateral Agreement, dated as of December 16, 2002, As Amended and Restated as of September 26, 2003, among Denny’s Corporation, Denny’s Holdings, Inc., Denny’s Inc., Denny’s Realty, Inc., each other subsidiary loan party referenced therein and JPMorgan Chase, as collateral agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 24, 2003)

*10.25	Amendment No. 1 dated as of July 2, 2004 to the Credit Agreement dated as of December 16, 2002, as amended and restated as of September 26, 2003, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 30, 2004)

*10.26	Amendment No. 2 dated as of July 27, 2004 to the Credit Agreement dated as of December 16, 2002, as amended and restated as of September 26, 2003 and as amended by Amendment No. 1 thereto dated of July 2, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as Syndication Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 30, 2004)

Exhibit No.	Description

10.27	Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan.

21	Subsidiaries of Denny’s

23.1	Consent of KPMG LLP

23.2	Consent of Deloitte and Touche LLP

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrew F. Green, Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, and Andrew F. Green, Senior Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

+	Management contracts or compensatory plans or arrangements.

PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this Form 10-K. Any such covenants, representations or warranties: may have been qualified or superseded by disclosures contained in separate schedules not filed with this Form 10-K, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this Form 10-K or any other date.

DENNY’S CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements	F-2
Consolidated Statements of Operations for each of the Three Fiscal Years in the Period Ended December 29, 2004	F-4
Consolidated Balance Sheets as of December 29, 2004 and December 31, 2003	F-5
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) for each of the Three Fiscal Years in the Period Ended December 29, 2004	F-6
Consolidated Statements of Cash Flows for each of the Three Fiscal Years in the Period Ended December 29, 2004	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors

Denny’s Corporation:

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 29, 2004 and December 31, 2003, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 29, 2004 and December 31, 2003, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company has restated its 2003 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 29, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Greenville, South Carolina

March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Denny’s Corporation

Spartanburg, South Carolina

We have audited the accompanying consolidated statement of operations of Denny’s Corporation and subsidiaries (the “Company”) for the fiscal year ended December 25, 2002, and the related consolidated statements of shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the fiscal year ended December 25, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill (including reorganization value) and other intangible assets to conform to Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

Also, as discussed in Note 2 to the consolidated financial statements, the accompanying 2002 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Greenville, South Carolina

February 7, 2003 (March 14, 2005 as to the effects of the restatement discussed in Note 2)

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 29, 2004	December 31, 2003	December 25, 2002
		(Restated)	(Restated)
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$871,248	$851,853	$858,569
Franchise and license revenue	88,758	89,092	90,015

Total operating revenue	960,006	940,945	948,584

Costs of company restaurant sales:
Product costs	225,200	219,193	205,036
Payroll and benefits	362,450	369,941	361,483
Occupancy	49,581	49,033	49,198
Other operating expenses	117,834	118,563	122,491

Total costs of company restaurant sales	755,065	756,730	738,208
Costs of franchise and license revenue	28,196	27,125	28,908
General and administrative expenses	66,922	51,268	50,001
Depreciation and other amortization	56,649	61,037	84,103
Restructuring charges and exit costs	495	613	3,521
Impairment charges	1,130	3,986	4,556
Gains on disposition of assets and other, net	(2,271)	(5,844)	(9,127)

Total operating costs and expenses	906,186	894,915	900,170

Operating income	53,820	46,030	48,414

Other expenses:
Interest expense, net	69,428	78,190	76,401
Other nonoperating expense (income), net	21,265	901	(32,915)

Total other expenses, net	90,693	79,091	43,486

Income (loss) before income taxes	(36,873)	(33,061)	4,928
Provision for (benefit from) income taxes	802	759	(1,422)

Income (loss) from continuing operations	(37,675)	(33,820)	6,350
Discontinued operations:
Income from operations of discontinued operations, net of income tax benefit—$3,500	—	—	4,040
Gain on disposal of discontinued operations, net of income tax provision—$160	—	—	56,562

Net income (loss)	$(37,675)	$(33,820)	$66,952

Basic earnings per share:
Income (loss) from continuing operations	$(0.58)	$(0.83)	$0.16
Discontinued operations, net	—	—	1.50

Net income (loss)	$(0.58)	$(0.83)	$1.66

Diluted earnings per share:
Income (loss) from continuing operations	$(0.58)	$(0.83)	$0.16
Discontinued operations, net	—	—	1.49

Net income (loss)	$(0.58)	$(0.83)	$1.65

Weighted average and equivalent shares outstanding:
Basic	64,708	40,687	40,270

Diluted	64,708	40,687	40,583

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2004	December 31, 2003
		(Restated)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$15,561	$7,363
Receivables, less allowance for doubtful accounts of:
2004—$801; 2003—$1,706	12,375	9,771
Inventories	8,289	8,158
Prepaid and other	7,330	6,326

Total Current Assets	43,555	31,618

Property, net	285,401	293,161
Other Assets:
Goodwill	50,186	50,186
Intangible assets, net	77,484	83,879
Deferred financing costs, net	19,108	9,887
Other	24,759	27,840

Total Assets	$500,493	$496,571

LIABILITIES
Current Liabilities:
Current maturities of notes and debentures	$1,975	$51,714
Current maturities of capital lease obligations	3,396	3,462
Accounts payable	42,647	40,617
Other	88,226	96,294

Total Current Liabilities	136,244	192,087

Long-Term Liabilities:
Notes and debentures, less current maturities	519,236	509,593
Capital lease obligations, less current maturities	28,149	28,728
Liability for insurance claims, less current portion	28,108	26,885
Other noncurrent liabilities and deferred credits	54,186	58,622

Total Long-Term Liabilities	629,679	623,828

Total Liabilities	765,923	815,915

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common Stock:
$0.01 par value; shares authorized—100,000; Issued and outstanding: 2004—89,987; 2003—41,003	900	410
Paid-in capital	510,686	417,816
Deficit	(757,303)	(719,628)
Accumulated other comprehensive loss	(19,713)	(17,942)

Total Shareholders’ Deficit	(265,430)	(319,344)

Total Liabilities and Shareholders’ Deficit	$500,493	$496,571

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount
	(In thousands)
Balance, December 26, 2001, as previously reported	40,143	$401	$417,293	$(749,869)	$(7,582)	$(339,757)
Cumulative effect on prior years of restatement	—	—	—	(2,891)	—	(2,891)

Balance, December 26, 2001 (restated)	40,143	401	417,293	(752,760)	(7,582)	(342,648)
Comprehensive income (loss):
Net income (restated)	—	—	—	66,952	—	66,952
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	176	176
Additional minimum pension liability	—	—	—	—	(7,570)	(7,570)

Comprehensive income (loss) (restated)	—	—	—	66,952	(7,394)	59,558
Issuance of common stock	106	2	87	—	—	89
Exercise of common stock options	41	—	35	—	—	35

Balance, December 25, 2002 (restated)	40,290	403	417,415	(685,808)	(14,976)	(282,966)

Comprehensive loss:
Net loss (restated)	—	—	—	(33,820)	—	(33,820)
Other comprehensive loss:
Additional minimum pension liability	—	—	—	—	(2,966)	(2,966)

Comprehensive loss (restated)	—	—	—	(33,820)	(2,966)	(36,786)
Issuance of common stock	713	7	401	—	—	408

Balance, December 31, 2003 (restated)	41,003	410	417,816	(719,628)	(17,942)	(319,344)

Comprehensive loss:
Net loss	—	—	—	(37,675)	—	(37,675)
Other comprehensive loss:
Additional minimum pension liability	—	—	—	—	(1,771)	(1,771)

Comprehensive loss	—	—	—	(37,675)	(1,771)	(39,446)
Stock option expense	—	—	3,098	—	—	3,098
Issuance of common stock, net of issuance costs of $2.2 million	48,430	484	89,311	—	—	89,795
Exercise of common stock options	554	6	461	—	—	467

Balance, December 29, 2004	89,987	$900	$510,686	$(757,303)	$(19,713)	$(265,430)

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 29, 2004	December 31, 2003	December 25, 2002
		(Restated)	(Restated)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(37,675)	$(33,820)	$66,952
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and other amortization	56,649	61,037	84,103
Impairment charges	1,130	3,986	4,556
Restructuring charges and exit costs	495	613	3,521
Amortization of deferred gains	—	(2,644)	(7,551)
Amortization of deferred financing costs	5,539	5,390	4,551
Gains on disposition of assets and other, net	(2,271)	(5,844)	(9,127)
Gain on sale of discontinued operations, net	—	—	(56,562)
Income from discontinued operations, net	—	—	(4,040)
Amortization of debt premium	(1,369)	(1,652)	(1,795)
(Gain) loss on early extinguishment of debt	21,744	1,192	(32,900)
Stock option expense	3,098	—	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	(1,442)	2,865	(4,903)
Inventories	(131)	(443)	848
Other current assets	(1,008)	1,458	838
Other assets	(1,890)	(1,632)	(1,207)
Increase (decrease) in liabilities:
Accounts payable	803	(3,498)	(3,156)
Accrued salaries and vacations	12,098	2,775	(7,701)
Accrued taxes	(1,275)	1,335	1,226
Other accrued liabilities	(19,565)	(2,134)	(16,515)
Other noncurrent liabilities and deferred credits	(4,861)	(2,376)	(12,317)

Net cash flows provided by operating activities	30,069	26,608	8,821

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended
	December 29, 2004	December 31, 2003	December 25, 2002
		(Restated)	(Restated)
	(In thousands)
Cash Flows from Investing Activities:
Purchase of property	$(36,130)	$(32,025)	$(41,689)
Proceeds from disposition of property	3,584	18,076	17,167
Receipts from discontinued operations, net	—	—	39,386
Refund of deposits securing FRD letters of credit	384	—	4,083

Net cash flows (used in) provided by investing activities	(32,162)	(13,949)	18,947

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit agreement	293,900	4,400	(12,000)
Deferred financing costs paid	(19,216)	(3,256)	(8,670)
Long-term debt payments	(503,850)	(7,413)	(5,189)
Proceeds from exercise of stock options	467	—	35
Proceeds from equity issuance, net	89,795	—	—
Proceeds from debt issuance	175,000	—	—
Debt prepayment and other transaction costs	(24,665)	—	—
Net change in bank overdrafts	(1,140)	(4,744)	(2,923)

Net cash flows (used in) provided by financing activities	10,291	(11,013)	(28,747)

Increase (decrease) in cash and cash equivalents	8,198	1,646	(979)
Cash and Cash Equivalents at:
Beginning of year	7,363	5,717	6,696

End of year	$15,561	$7,363	$5,717

Supplemental Cash Flow Information:
Income taxes paid (refunds received), net	$1,412	$627	$(2,397)

Interest paid	$81,072	$71,370	$76,992

Noncash investing activities:
Notes received related to refranchising and sale of properties	$—	$—	$382

Notes forgiven related to reacquisition of restaurants	$—	$366	$186

Other investing activities	$3,833	$1,467	$3,267

Noncash financing activities:
Issuance of shares pursuant to compensation plans	$—	$408	$89

Execution of capital leases	$3,484	$1,384	$1,176

Other financing activities	$150	$—	$—

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is America’s largest family-style restaurant chain in terms of market share and number of units. At December 29, 2004 the Denny’s brand consisted of 1,603 restaurants, 553 of which are company-owned and operated and 1,050 of which are franchised/licensed restaurants. These Denny’s restaurants operated in 49 states, the District of Columbia, two U.S. territories and four foreign countries, with principal concentrations in California, Florida and Texas.

We also owned and operated the Coco’s and Carrows restaurant chains through our wholly owned subsidiary, FRD Acquisition Co., or FRD, through July 10, 2002. On July 10, 2002, we completed the divestiture of FRD. We have accounted for FRD as a discontinued operation in our consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30, or APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” See Note 15.

With the completion of the FRD divestiture, our predecessor, Advantica Restaurant Group, Inc., or Advantica, completed its transition from a restaurant holding company to a one-brand entity; accordingly, on July 10, 2002, we changed our name to Denny’s Corporation.

Note 2.	Summary of Significant Accounting Policies

Restatement of Prior Financial Information. Denny’s has corrected its accounting treatment for leasehold improvements through the restatement of previously issued financial statements. Historically, when accounting for leases with renewal terms, we have consistently followed the practice of using the initial lease term for determining whether a lease was a capital lease or operating lease, calculating straight-line rent and calculating depreciation on leased buildings and leasehold improvements added at lease inception; however, leased buildings and leasehold improvements on leased properties added after lease inception have been depreciated over a period that, in some cases, included both the initial non-cancelable term of the lease and additional option periods provided for in the lease, or the useful lives of the assets, if shorter.

We determined that we should: i) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent, and ii) include option periods in the depreciable lives assigned to leased buildings and leasehold improvements (including those added after lease inception) only in instances in the which the exercise of the option period can be reasonably assured (the “Accounting Treatment”).

The cumulative balance sheet effect of the restatement related to the Accounting Treatment was an increase in accumulated depreciation of $3.8 million as of December 31, 2003 relating to fiscal years 1998 through 2003. Of this amount, $1.0 million and $0.9 million was recorded as additional depreciation and amortization expense for fiscal years 2003 and 2002, respectively.

We also determined it was appropriate to record additional adjustments related to fiscal years 1998 through 2003 which previously were deemed immaterial and now are being recorded as a result of our restatement. The cumulative balance sheet effects of these adjustments as of December 31, 2003 consist of a decrease in goodwill of $0.2 million, an increase in other long-term assets of $0.9 million, an increase in liability for insurance claims of $1.3 million, and an increase in other noncurrent liabilities and deferred credits of $2.0 million. Of these amounts, $1.3 million was recorded as additional payroll and benefits expense for the year ended December 31, 2003, and $0.3 million was recorded as additional costs of franchise and license revenue for the year ended December 25, 2002.

The impact of the restatement in the fourth quarter of 2003 is to increase the net loss by $2.3 million. The effect of the restatement to all other previously reported interim periods of 2003 and 2004 is not material. The restatement had no impact on previously reported cash flows from operating activities, investing activities or financing activities as reported in the consolidated statements of cash flows.

The impacts of these restatements on the consolidated financial statements are summarized below:

CONSOLIDATED STATEMENTS OF OPERATIONS AS RESTATED

(In thousands, except per share data)

	Fiscal Year Ended December 31, 2003				Fiscal Year Ended December 25, 2002
	As Previously Reported	Adjustments		Restated	As Previously Reported	Adjustments		Restated
Revenue:
Company restaurant sales	$851,853	$		$851,853	$858,569	$		$858,569
Franchise and license revenue	89,092			89,092	90,015			90,015

Total operating revenue	940,945			940,945	948,584			948,584

Costs of company restaurant sales:
Product costs	219,193			219,193	205,036			205,036
Payroll and benefits	368,641		1,300	369,941	361,483			361,483
Occupancy	49,033			49,033	49,198			49,198
Other operating expenses	118,563			118,563	122,491			122,491

Total costs of company restaurant sales	755,430		1,300	756,730	738,208			738,208
Costs of franchise and license revenue	27,125			27,125	28,576		332	28,908
General and administrative expenses	51,268			51,268	50,001			50,001
Depreciation and other amortization	60,000		1,037	61,037	83,251		852	84,103
Restructuring charges and exit costs	613			613	3,521			3,521
Impairment charges	3,986			3,986	4,556			4,556
Gains on disposition of assets and other, net	(5,844)			(5,844)	(9,127)			(9,127)

Total operating costs and expenses	892,578		2,337	894,915	898,986		1,184	900,170

Operating income	48,367		(2,337)	46,030	49,598		(1,184)	48,414

Other expenses:
Interest expense, net	78,190			78,190	76,401			76,401
Other nonoperating (income) expense, net	901			901	(32,915)			(32,915)

Total other expenses, net	79,091			79,091	43,486			43,486

Income (loss) before income taxes	(30,724)		(2,337)	(33,061)	6,112		(1,184)	4,928
(Benefit from) provision for income taxes	759			759	(1,422)			(1,422)

Income (loss) from continuing operations	(31,483)		(2,337)	(33,820)	7,534		(1,184)	6,350
Discontinued operations:
Income from operations of discontinued operations, net of income tax benefit $3,500	—			—	4,040			4,040
Gain on disposal of discontinued operations, net of income tax provision - $160	—			—	56,562			56,562

Net income (loss)	$(31,483)		$(2,337)	$(33,820)	$68,136		$(1,184)	$66,952

Basic earnings per share:
Income (loss) from continuing operations	$(0.77)			$(0.83)	$0.19			$0.16
Discontinued operations, net	—			—	1.50			1.50

Net income (loss)	$(0.77)			$(0.83)	$1.69			$1.66

Diluted earnings per share:
Income (loss) from continuing operations	$(0.77)			$(0.83)	$0.19			$0.16
Discontinued operations, net	—			—	1.49			1.49

Net income (loss)	$(0.77)			$(0.83)	$1.68			$1.65

Weighted average and equivalent shares outstanding:
Basic	40,687			40,687	40,270			40,270

Diluted	40,687			40,687	40,583			40,583

CONSOLIDATED BALANCE SHEET AS RESTATED

December 31, 2003

(In thousands)

	As Previously Reported	Adjustments		Restated
ASSETS
Current Assets:
Cash and cash equivalents	$7,363	$		$7,363
Receivables, less allowance for doubtful accounts of $1,706	9,771			9,771
Inventories	8,158			8,158
Prepaid and other	6,326			6,326

Total Current Assets	31,618			31,618

Property, net	296,995		(3,834)	293,161
Other Assets:
Goodwill	50,404		(218)	50,186
Intangible assets, net	83,879			83,879
Deferred financing costs, net	9,887			9,887
Other	26,907		933	27,840

Total Assets	$499,690		$(3,119)	$496,571

LIABILITIES
Current Liabilities:
Current maturities of notes and debentures	$51,714	$		$51,714
Current maturities of capital lease obligations	3,462			3,462
Accounts payable	40,617			40,617
Other	96,294			96,294

Total Current Liabilities	192,087			192,087

Long-Term Liabilities:
Notes and debentures, less current maturities	509,593			509,593
Capital lease obligations, less current maturities	28,728			28,728
Liability for insurance claims	25,585		1,300	26,885
Other noncurrent liabilities and deferred credits	56,629		1,993	58,622

Total Long-Term Liabilities	620,535		3,293	623,828

Total Liabilities	812,622		3,293	815,915

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common Stock: $0.01 par value; shares authorized—100,000; issued and outstanding: 2003—41,003	410			410
Paid-in capital	417,816			417,816
Deficit	(713,216)		(6,412)	(719,628)
Accumulated other comprehensive loss	(17,942)			(17,942)

Total Shareholders’ Deficit	(312,932)		(6,412)	(319,344)

Total Liabilities and Shareholders’ Deficit	$499,690		$(3,119)	$496,571

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

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a year every five or six years. Fiscal 2003 includes 53 weeks of operations. Fiscal 2004 and 2002 each include 52 weeks of operations.

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

Property and Depreciation. We depreciate owned property by the straight-line method over its estimated useful life. We amortize property held under capital leases (at capitalized value) over the lesser of its estimated useful life or the initial lease term. In certain situations, one or more option periods may be used in determining the depreciable life of certain properties leased under operating lease agreements, if we deem that an economic penalty will be incurred and exercise of such option periods is reasonably assured. In either circumstance, the Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent. The following estimated useful service lives were in effect during all periods presented in the financial statements:

Buildings—Five to thirty years

Equipment—Two to ten years

Leasehold Improvements—Estimated useful life limited by the expected lease term, generally between five and twenty years.

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

Other Intangible Assets. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements. Trade names and trademarks are considered indefinite-lived intangible assets and are not amortized. Franchise and other operating agreements are amortized on the straight-line basis over their useful lives. See Note 3.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using a method that approximates the interest method over the terms of the respective debt issuances.

Cash Overdrafts. We have included in accounts payable on the consolidated balance sheets cash overdrafts totaling $11.5 million and $12.7 million at December 29, 2004 and December 31, 2003, respectively.

Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries. Total discounted insurance liabilities at December 29, 2004 and December 31, 2003 were $40.4 million and $38.5 million, respectively, reflecting a 5% discount rate. The related undiscounted amounts at such dates were $45.6 million and $43.3 million, respectively.

Deferred Gains. In 1995, we sold our distribution subsidiary, Proficient Food Company, or PFC. In conjunction with the sale, we entered into an eight-year distribution contract with the acquirer of PFC. This transaction resulted in a deferred gain of approximately $30.0 million that was amortized on a straight-line basis through September 2003 as a reduction of product costs. During 1996, we sold Portion-Trol Foods, Inc., or PTF, and the Mother Butler Pies division of Denny’s, our two food processing operations. In conjunction with these sales, we entered into five-year purchasing agreements with the acquirers. These transactions resulted in deferred gains totaling approximately $32.4 million that were amortized through December 26, 2001. Related to these purchasing agreements, we recognized gains of $2.6 million and $3.8 million in 2003 and 2002, respectively. Total deferred gains were amortized through September 2003, and there were no remaining deferred gain balances as of December 31, 2003.

The purchasing agreement related to Mother Butler Pies expired on July 31, 2001 and the purchasing agreement related to PTF expired on December 31, 2001. During 2001, we extended our purchasing agreement with PTF through December 31, 2002 in exchange for, among other things, waiving the remaining $3.7 million of purchase commitment liabilities of certain discontinued operations related to PTF. As a result, the remaining $3.7 million was amortized through December 25, 2002 as a reduction of product costs.

Income Taxes. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. While we have primarily considered ongoing, prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998—see Note 9) would decrease income tax expense in the period such determination was made. At December 29, 2004 and December 31, 2003, a valuation allowance was recorded for all of the Company’s net deferred tax assets.

Leases. Our policy requires the use of a consistent lease term for i) calculating the maximum depreciation period for related buildings and leasehold improvements; ii) classifying the lease; and iii) computing periodic rent expense increases where the lease terms include escalations in rent over the lease term. The lease term commences on the date when we become legally obligated for the rent payments. We account for rent escalations in leases on a straight-line basis over the defined lease term. Any rent holidays after lease commencement are recognized on a straight-line basis over the lease term, which includes the rent holiday period. Leasehold improvements that have been funded by lessors have historically been insignificant. Any leasehold improvements we make that are funded by lessor incentives or allowances under operating leases are recorded as leasehold improvement assets and amortized over the lease term. Such incentives are also recorded as deferred rent and amortized as reductions to lease expense over the lease term. We record contingent rent expense based on estimated sales for respective units over the contingency period.

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

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2004, 2003, and 2002, we recorded initial fees of $1.4 million, $1.4 million, and $1.9 million, respectively. At December 29, 2004 and December 31, 2003, deferred fees were $0.6 million and $1.2 million, respectively. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. For 2004, our ten largest franchisees accounted for approximately 28.6% of our franchise revenues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2004, 2003, and 2002 was $29.0, $29.0 million, and $35.2 million, respectively, net of contributions from franchisees of $34.2 million, $33.7 million, and $33.2 million, respectively. Advertising costs are recorded as a component of other operating expenses in our consolidated statements of operations.

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

Gains on Sales of Company-Owned Restaurants. We typically do not include real estate in our sales of company-owned restaurants; therefore, we recognize gains on sale transactions at the time collection of the sales price is reasonably assured. Any gains on sales of company-owned restaurants and surplus properties that include real estate are recognized when the cash proceeds from the sale exceed the minimum requirements (generally 20% of the sale price) as set forth in SFAS 66, “Accounting for Sales of Real Estate.” Total proceeds from the sales of company-owned restaurants and surplus properties were $3.6 million, $18.1 million, and $17.5 million in 2004, 2003, and 2002, respectively. Of those amounts, we received cash proceeds of $3.6 million, $18.1 million, and $17.2 million in 2004, 2003, and 2002, respectively.

Stock Options. We have adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock Based Compensation,” while continuing to follow Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock-based compensation plans (i.e., the “intrinsic method”). Under APB 25, compensation expense is recognized when the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant. See Note 14.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information follows:

	2004	2003	2002
		(Restated)	(Restated)
	(In millions, except per share data)
Reported net income (loss)	$(37.7)	$(33.8)	$67.0
Stock-based employee compensation expense included in reported net income (loss)	6.5	0.3	—
Less total stock-based compensation expense determined under fair value based method, net of related tax effects	(9.9)	(1.7)	(1.9)

Pro forma net income (loss)	$(41.1)	$(35.2)	$65.1

Basic:
As reported	$(0.58)	$(0.83)	$1.66
Pro forma	(0.63)	(0.86)	1.62
Diluted:
As reported	(0.58)	(0.83)	1.65
Pro forma	(0.63)	(0.86)	1.61

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options granted under the fair value method of that statement. The fair value of the stock options granted in 2004, 2003 and 2002 was estimated at the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for the grants:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.99	1.00	0.92
Risk-free interest rate	4.3%	4.3%	4.0%
Weighted average expected life	8.3 years	6.1 years	5.0 years

Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. See Note 14.

Reclassification. Certain previously reported amounts have been reclassified to conform with the current presentation.

New Accounting Standards. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FIN No. 46 (Revised) (FIN 46-R) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains, it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation was effective as of the first interim or annual period ending after December 31, 2003. We completed adoption of FIN 46-R during the first quarter of 2004. The adoption of FIN 46-R had no effect on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its financial condition or results of operations. The proforma net income (loss) and related per share amounts are presented in Stock Options above as though the Company had applied SFAS 123 in 2004, 2003, and 2002.

Note 3.	Goodwill and Other Intangible Assets

The following table reflects goodwill and intangible assets as reported at December 29, 2004 and at December 31, 2003:

	December 29, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill (restated for 2003)	$50,186	$—	$50,186	$—

Intangible assets with indefinite lives:
Trade names	$42,323	$—	$42,323	$—
Liquor licenses	356	—	356	—
Intangible assets with definite lives:
Franchise agreements	69,968	35,547	72,820	32,203
Foreign license agreements	1,780	1,396	1,780	1,197

	$114,427	$36,943	$117,279	$33,400

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2005	$5,111
2006	4,832
2007	4,450
2008	3,830
2009	3,480

Goodwill and other intangible assets with indefinite lives are tested for impairment at least annually, and more frequently if circumstances indicate that they may be impaired. We performed an annual impairment test as of December 29, 2004 and determined that none of the recorded goodwill or other intangible assets with indefinite lives was impaired.

Note 4.	Restructuring Charges and Exit Costs

As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units.

In assessing the discounted liabilities for future costs related to units closed or identified for closure prior to December 26, 2002, the date we adopted Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, we make assumptions regarding the timing of unit closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

As a result of the adoption of SFAS 146, discounted liabilities for future lease costs and the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to unit closures, including property taxes and maintenance related costs, are expensed as incurred.

Restructuring charges and exit costs were comprised of the following:

	2004	2003	2002
	(In thousands)
Exit costs	$213	$(1,543)	$3,271
Severance and other restructuring charges	$282	$2,156	$250

Total restructuring charges and exit costs	$495	$613	$3,521

Exit costs recorded in 2004 primarily resulted from the closing of six underperforming units.

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

Exit costs recorded in 2002 consist of approximately $0.9 million related to the closure of underperforming units and $2.4 million related to remaining lease obligations on Denny’s former corporate headquarters facility due to the bankruptcy of a significant subtenant. Restructuring costs in 2002 relate to the elimination of thirty-three out-of-restaurant support staff positions. See Note 15.

The components of the change in accrued exit cost liabilities are as follows:

	2004	2003
	(In thousands)
Beginning balance	$13,044	$19,680
Provisions for units closed during the year	405	228
Reversals of accrued exit costs, net	(192)	(1,771)
Payments, net	(4,689)	(6,883)
Interest accretion (included in interest expense)	1,273	1,790

Ending balance	$9,841	$13,044

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2005	2,267
2006	1,758
2007	1,459
2008	1,406
2009	1,382
Thereafter	7,077

Total	15,349
Less imputed interest	5,508

Present value of exit cost liabilities	$9,841

The present value of exit cost liabilities is net of discounted sublease rental income of $7.0 million relating to existing sublease arrangements, and discounted estimated subleases of $1.6 million. See Note 8 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed units.

During 2004, 2003, and 2002, we recorded severance and outplacement costs related to restructuring plans of $2.7 million. Through December 29, 2004, approximately $2.6 million of these costs have been paid, of which $1.3 million was paid during the year ended December 29, 2004. The remaining balance of severance and placement costs of $0.1 million is expected to be paid during 2005.

Note 5.	Property, Net

Property, net, consists of the following:

	December 29, 2004	December 31, 2003
		(Restated)
	(In thousands)
Land	$57,512	$58,085
Buildings and improvements	415,791	401,184
Other property and equipment	126,053	118,530

Total property owned	599,356	577,799
Less accumulated depreciation	330,915	301,714

Property owned, net	268,441	276,085

Buildings and improvements, vehicles, and other equipment held under capital leases	36,347	41,487
Less accumulated amortization	19,387	24,411

Property held under capital leases, net	16,960	17,076

	$285,401	$293,161

Subtantially all owned property is pledged as collateral for the New Credit Facilities. See Note 7.

Note 6.	Other Current Liabilities

Other current liabilities consist of the following:

	December 29, 2004	December 31, 2003
	(In thousands)
Accrued salaries and vacations	$36,929	$24,831
Accrued insurance, primarily current portion of liability for insurance claims	15,278	17,934
Accrued taxes	10,761	12,035
Accrued interest	5,848	23,469
Other	19,410	18,025

	$88,226	$96,294

Note 7.	Debt and Liquidity

Long-term debt consists of the following:

	December 29, 2004	December 31, 2003
	(In thousands)
Notes and Debentures:
10% Senior Notes due October 1, 2012, interest payable semi- annually	$175,000	$—
11¼% Senior Notes due January 15, 2008, interest payable semi- annually	—	378,970
12¾% Senior Notes due September 30, 2007, interest payable semi-annually	—	120,389
New Credit Facilities:
New First Lien Facility:
Revolver Loans outstanding due September 30, 2008	—	—
Term Loans due September 30, 2009	225,000	—
Second Lien Facility Term Loans due September 30, 2010	120,000	—
Old Credit Facility:
11.0% Term Loans	—	40,000
Revolving Loans outstanding with an interest rate of 6.7%	—	11,100
Other note payable, maturing January 1, 2013, payable in monthly installments with an interest rate of 9.17% (a)	542	586
Notes payable secured by equipment, maturing over various terms up to 5 years, payable in monthly and quarterly installments with interest rates ranging from 9.0% to 11.97% (b)	669	1,243
Capital lease obligations (see Note 8)	31,545	32,190

	552,756	584,478
Premium on 11¼% Senior Notes (c)	—	9,019

Total debt	552,756	593,497
Less current maturities	5,371	55,176

Total long-term debt	$547,385	$538,321

(a)	Includes a note collateralized by a restaurant with a net book value of $0.3 million at December 29, 2004.

(b)	Includes notes collateralized by equipment with a net book value of $0.4 million at December 29, 2004.

(c)	Upon emergence from bankruptcy on January 7, 1998, we adopted fresh start reporting in accordance with SOP 90-7 and adjusted our liabilities to their fair values, which resulted in our recording premiums or discounts related to our long-term notes.

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 8), at December 29, 2004 are as follows:

Year:	(In thousands)
2005	$1,975
2006	2,433
2007	2,452
2008	2,970
2009	216,124
Thereafter	295,257

$521,211

We believe that our estimated cash flows from operations for 2005, combined with our capacity for additional borrowings under the New Credit Facilities, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2005.

For the year ended December 29, 2004, we recorded $21.7 million of losses on early extinguishment of debt which primarily represent the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchase of the previously outstanding 11 1/4% senior notes and the 12 3/4% senior notes and the termination of the Old Credit Facility. These losses are included as a component of other nonoperating expense (income), net in the accompanying Consolidated Statements of Operations.

Credit Facilities

On September 21, 2004, our subsidiaries, Denny’s, Inc. and Denny’s Realty, Inc. (the “Borrowers”), entered into new senior secured credit facilities in an aggregate principal amount of $420 million. The new credit facilities consist of a first lien facility and a second lien facility. The new first lien facility consists of a $225 million five-year term loan facility (the “Term Loan Facility”) and a $75 million four-year revolving credit facility, of which $45 million is available for the issuance of letters of credit (the “Revolving Facility” and together with the Term Loan Facility, the “New First Lien Facility”). The second lien facility consists of an additional $120 million six-year term loan facility (the “Second Lien Facility,” and together with the New First Lien Facility, the “Credit Facilities”). The Second Lien Facility ranks pari passu with the New First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the New First Lien Facility.

The Term Loan Facility will mature on September 30, 2009 and will amortize in equal quarterly installments of $0.6 million (commencing March 31, 2005) with all remaining amounts due on the maturity date. The Revolving Facility will mature on September 30, 2008. The Second Lien Facility will mature on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the New First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower’s option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The weighted average interest rate under the New First Lien Facility and the Second Lien Facility was 5.67% and 7.55%, respectively, as of December 29, 2004.

At December 29, 2004, we had outstanding letters of credit of $37.5 million under our Revolving Facility, leaving net availability of $37.5 million. There were no revolving loans outstanding at December 29, 2004.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny’s Corporation, Denny’s Holdings and all of their subsidiaries. The New Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the New Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of December 29, 2004.

10% Senior Notes Due 2012

On October 5, 2004, Denny’s Holdings issued $175 million aggregate principal amount of its 10% Senior Notes due 2012 (the “10% Notes”). The 10% Notes are irrevocably, fully and unconditionally guaranteed on a senior basis by Denny’s Corporation. The 10% Notes are general, unsecured senior obligations of Denny’s Holdings, and rank equal in right of payment to all of our existing and future indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the 10% Notes; rank senior in right of payment to all existing and future subordinated indebtedness; and are effectively subordinated to all existing and future secured debt to the extent of the value of the assets securing such debt and structurally subordinated to all indebtedness and other liabilities of the subsidiaries of Denny’s Holdings, including the Credit Facilities. The 10% Notes bear interest at the rate of 10% per year from and including October 5, 2004, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2005. The 10% Notes will mature on October 1, 2012.

At any time on or after October 1, 2008, Denny’s Holdings may redeem all or a portion of the 10% Notes for cash at its option, upon not less than 30 days nor more than 60 days notice to each holder of 10% Notes, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing October 1 of the years indicated below, in each case together with accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption of the 10% Notes (the “Redemption Date”):

Year:	Percentage
2008	105.0%
2009	102.5%
2010 and thereafter	100.0%

At any time on or prior to October 1, 2007, upon one or more Qualified Equity Offerings (as defined in the indenture governing the 10% Notes (the “Indenture”)) for cash, up to 35% of the aggregate principal amount of the Notes issued pursuant to the Indenture may be redeemed at the option of Denny’s Holdings within 90 days of such Qualified Equity Offering, on not less than 30 days, but not more than 60 days, notice to each holder of the 10% Notes to be redeemed, with cash contributed to Denny’s Holdings from the cash proceeds of such Qualified Equity Offering, at a redemption price equal to 110% of the principal amount, together with accrued and unpaid interest and Liquidated Damages, if any, thereon to the Redemption Date; provided, however, that immediately following such redemption not less than 65% of the aggregate principal amount of the 10% Notes originally issued pursuant to the Indenture remain outstanding.

The Indenture contains certain covenants limiting the ability of Denny’s Holdings and its subsidiaries (but not its parent, Denny’s Corporation) to, among other things, incur additional indebtedness (including disqualified capital stock); pay dividends or make distributions or certain other restricted payments; make certain investments; create liens on our assets to secure debt; enter into sale and leaseback transactions; enter into transactions with affiliates; merge or consolidate with another company; sell, lease or otherwise dispose of all or substantially all of its assets; enter into new lines of business; and guarantee indebtedness. These covenants are subject to a number of important limitations and exceptions.

Denny’s Corporation is a holding company with no operations or assets, other than as related to the ownership of the common stock of Denny’s Holdings and its status as a holding company. Denny’s Corporation is not subject to the restrictive covenants in the Indenture. Denny’s Holdings is restricted from paying dividends and making distributions to Denny’s Corporation under the terms of the Indenture.

Fair Value of Long-Term Debt

The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) is approximately $189.3 million at December 29, 2004. The computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at December 29, 2004 relates primarily to market quotations for our 10% Notes.

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

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable is as follows:

	December 29, 2004	December 31, 2003
	(In thousands)
Total minimum rents receivable	$8,345	$10,101
Less unearned income	5,595	6,962

Net investment in direct financing leases receivable	$2,750	$3,139

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed units, at December 29, 2004 are as follows:

	Commitments		Lease Receipts
Year:	Capital	Operating	Direct Financing	Operating
	(In thousands)
2005	7,725	46,586	616	23,196
2006	7,546	44,122	616	22,888
2007	6,954	40,222	616	22,344
2008	6,012	35,403	616	21,206
2009	5,049	30,599	616	20,492
Thereafter	23,954	118,582	5,265	158,933

Total	57,240	$315,514	$8,345	$269,059

Less imputed interest	25,695

Present value of capital lease obligations	$31,545

The total rental expense included in the determination of income (loss) from continuing operations is as follows:

	2004	2003	2002
	(In thousands)
Base rents	$44,212	$44,505	$44,900
Contingent rents	5,811	6,201	6,336

	$50,023	$50,706	$51,236

Total rental expense in the above table does not reflect sublease rental income of $27.1 million, $28.6 million and $29.4 million for 2004, 2003 and 2002, respectively. Rent expense is recorded as a component of occupancy expense in our consolidated statements of operations.

Note 9.	Income Taxes

A summary of the provision for (benefit from) income taxes attributable to the income (loss) from continuing operations is as follows:

	2004	2003	2002
	(In thousands)
Current:
Federal	$—	$—	$(2,742)
State, foreign and other	802	759	1,320

	802	759	(1,422)

Deferred:
Federal	—	—	—
State, foreign and other	—	—	—

	—	—	—

Provision for (benefit from) income taxes—continuing operations	$802	$759	$(1,422)

The total provision for (benefit from) income taxes related to:
Income (loss)from continuing operations	$802	$759	$(1,422)
Discontinued operations	—	—	(3,340)

Total provision for (benefit from) income taxes	$802	$759	$(4,762)

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities from continuing operations:

	December 29, 2004	December 31, 2003
	(In thousands)
Deferred tax assets:
Debt premium	$—	$3,608
Lease reserves	2,967	2,804
Self-insurance accruals	16,767	17,010
Capitalized leases	5,834	6,046
Closed store reserve	3,937	5,218
Fixed assets	14,716	12,288
Pension, other retirement and compensation plans	13,661	8,306
Other accruals	5,259	7,808
Capital loss carryforwards	12,700	12,358
Alternative minimum tax credit carryforwards	12,028	12,028
General business credit carryforwards	44,492	44,830
Net operating loss carryforwards	42,996	28,057

Total deferred tax assets before valuation allowance	175,357	160,361
Less: valuation allowance	(143,289)	(126,316)

Deferred tax assets	32,068	34,045

Deferred tax liabilities:
Intangible assets	(32,068)	(34,045)

Total deferred tax liabilities	(32,068)	(34,045)

Net deferred tax liability	$—	$—

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

Any subsequent reversal of the valuation allowance established in connection with fresh start reporting on January 7, 1998 (approximately $55 million at December 29, 2004) would be applied first to reduce reorganization value in excess of amounts allocable to identifiable assets, or reorganization value, then to reduce other identifiable intangible assets, followed by a credit directly to equity. In 2000, we settled all issues related to petitions we filed with the Internal Revenue Service, or IRS, to contest federal income tax deficiencies. In 2002 computations of the federal income taxes and interest were completed and refunds were received related to the IRS settlement, and we recorded an additional reduction in reorganization value of $1.2 million in 2002. During 2002 we filed amended federal income tax returns to forgo general business credits previously elected, which reduced the amount of general business credit carryforwards but increased the NOL carryforwards available to future years. These changes are reflected in the valuation allowance.

The difference between our statutory federal income tax rate and our effective tax rate on income (loss) from continuing operations before discontinued operations is as follows:

	2004	2003	2002
Statutory tax (benefit) rate	(35%)	(35%)	35%
Differences:
State, foreign, and other taxes, net of federal income tax benefit	2	1	20
Portion of net operating losses, capital losses and unused income tax credits resulting from the establishment or reduction in the valuation allowance	40	36	(80)
Other	(5)	—	2

Effective tax rate	2%	2%	(23)%

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

At December 29, 2004, Denny’s has available, on a consolidated basis, general business credit carryforwards of approximately $45 million, most of which expire in 2005 through 2019, and alternative minimum tax, or AMT, credit carryforwards of approximately $12 million, which never expire. Denny’s also has available regular NOL and AMT NOL carryforwards of approximately $123 million and $166 million, respectively, which expire in 2012 through 2024. In addition the Company has capital loss carryforwards available of approximately $36 million for regular tax and $55 million for AMT. Denny’s capital loss carryforwards, which will expire in 2007, can only be utilized to offset certain capital gains generated by the Company. During 2004 and in prior years, Denny’s has had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of Denny’s NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of Denny’s net unrealized built-in gains at the time of any ownership change that are recognized in that taxable year. Therefore, some of Denny’s tax attributes recorded in the gross deferred tax asset inventory may expire prior to their utilization. A valuation allowance has already been established for a significant portion of these deferred tax assets since it is the Company’s position that it is more likely than not that tax benefit will not be realized from these assets.

On March 9, 2002, President Bush signed into law H.R. 3090, the Job Creation and Worker Assistance Act of 2002, or the Act. The Act allowed us to carry back alternative minimum tax, or AMT, net operating losses generated during 2001, which resulted in a cash refund of 1998 AMT taxes paid of approximately $2.7 million in 2002.

Note 10.	Employee Benefit Plans

We maintain several defined benefit plans for continuing operations which cover a substantial number of employees. Benefits are based upon each employee’s years of service and average salary. Our funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. The Pension Plan was closed to new participants as of December 31, 1999. Benefits ceased to accrue for Pension Plan participants as of December 31, 2004. We also maintain defined contribution plans.

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” are as follows:

	2004	2003	2002
	(In thousands)
Pension Plan:
Service cost	$480	$298	$267
Interest cost	2,933	2,874	2,805
Expected return on plan assets	(2,797)	(2,531)	(3,064)
Amortization of net loss	801	855	293

Net periodic benefit cost	$1,417	$1,496	$301

Other comprehensive loss	$1,396	$3,053	$7,110

Other Defined Benefit Plans:
Service cost	$311	$392	$336
Interest cost	227	239	239
Recognized net actuarial gain	23	56	15

Net periodic benefit cost	$561	$687	$590

Other comprehensive (income) loss	$375	$(87)	$460

Net pension and other defined benefit plan costs charged to continuing operations (including premiums paid to the Pension Benefit Guaranty Corporation) for 2004, 2003, and 2002 were $2.0 million, $2.3 million and $1.1 million, respectively.

The following table sets forth the funded status and amounts recognized in our balance sheet for our pension plan and other defined benefit plans:

	Pension Plan		Other Defined Benefit Plans
	December 29, 2004	December 31, 2003	December 29, 2004	December 31, 2003
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$50,204	$43,602	$3,870	$3,700
Service cost	480	298	311	392
Interest cost	2,933	2,874	227	239
Actuarial losses (gains)	1,813	5,920	180	(75)
Benefits paid	(2,513)	(2,490)	(380)	(386)

Benefit obligation at end of year	$52,917	$50,204	$4,208	$3,870

Change in Plan Assets
Fair value of plan assets at beginning of year	$32,917	$30,794	$—	$—
Actual return on plan assets	2,616	4,613	—	—
Employer contributions	3,512	—	380	386
Benefits paid	(2,513)	(2,490)	(380)	(386)

Fair value of plan assets at end of year	$36,532	$32,917	$—	$—

Reconciliation of Funded Status
Funded status	$(16,385)	$(17,287)	$(4,208)	$(3,870)
Unrecognized losses	18,794	17,599	919	763

Net amount recognized	$2,409	$312	$(3,289)	$(3,107)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued benefit liability	$(16,385)	$(17,086)	$(4,208)	$(3,651)
Accumulated other comprehensive loss	18,794	17,398	919	544

Net amount recognized	$2,409	$312	$(3,289)	$(3,107)

Other:
Accumulated benefit obligation	$52,917	$50,002	$4,208	$3,647

Minimum pension liability adjustments comprise the only components of accumulated other comprehensive loss for the years ended December 29, 2004, December 31, 2003 and December 25, 2002, and were $1.8 million, $3.0 million and $7.6 million, respectively.

Because the Pension Plan was closed to new participants as of December 31, 1999, and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2004. Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 29, 2004, and December 31, 2003, were as follows:

	2004	2003
Discount rate	5.75%	6.00%
Rate of increase in compensation levels	N/A	4.00%
Measurement date	12/29/04	12/31/03

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the three years ended December 29, 2004, were as follows:

	2004	2003	2002
Discount rate	6.00%	6.75%	6.75%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	8.50%	9.50%
Measurement date	12/31/03	12/25/02	12/26/01

In determining the expected long-term rate of return on assets, we evaluated our asset class return expectations, as well as long-term historical asset class returns. Projected returns are based on broad equity and bond indices. Additionally, we considered our historical 10-year and 15-year compounded returns, which have been in excess of our forward-looking return expectations.

Our pension plan weighted-average asset allocations as a percentage of plan assets as of December 29, 2004 and December 31, 2003, by asset category, were as follows:

	2004	2003
Asset Category
Equity securities	50%	50%
Debt securities	50%	50%

Total	100%	100%

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

We made $3.5 million of contributions to our qualified pension plans in 2004. No contributions were made to our qualified pension plans in 2003. We made contributions of $0.4 million to our other defined benefit plans in each of 2004 and 2003. In 2005, we expect to contribute $3.3 million to our qualified pension plan, and $0.2 million to our other defined benefit plans. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2010 through 2014 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2005	$2,240	$223
2006	2,175	229
2007	2,157	234
2008	2,125	250
2009	2,058	245
2010 through 2014	11,553	1,631

In addition, eligible employees can elect to contribute 1% to 15% of their compensation to 401(k) plans or 1% to 50% under other defined contribution plans. Under these plans, we make matching contributions, subject to certain limitations. Amounts charged to income from continuing operations under these plans’ operations were $1.6 million, $1.5 million and $1.4 million for 2004, 2003, and 2002 respectively.

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

In January 2000, we entered into an agreement with Affiliated Computer Services, Inc., or ACS, to manage and operate our information technology for our corporate headquarters, restaurants and field management. Under the agreement, including expenditures related to FRD, we spent $1.7 million and $7.9 million in 2003 and 2002, respectively. In August 2002, we brought all services provided by ACS, except help desk services, in-house to our corporate headquarters. Our agreement with ACS expired on April 30, 2003 at which time help desk services were brought in-house to our corporate headquarters.

Note 12.	Stock-Based Compensation

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

On March 20, 2002, the Compensation and Incentives Committee of the Board of Directors of Denny’s (the “Compensation Committee”) adopted the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, or the 2002 Omnibus Plan, which later was approved by Denny’s shareholders on May 22, 2002. The 2002 Omnibus Plan permits the grant of a variety of incentive awards including stock options, stock appreciation rights, restricted stock units, performance shares, performance units, stock awards, cash-based awards and annual incentive awards.

On August 25, 2004, the stockholders of Denny’s approved the Denny’s Corporation 2004 Omnibus Incentive Plan to promote the Company’s success by linking the personal interests of its employees, officers, directors and consultants to those of the stockholders, and by providing participants with an incentive for performance. The plan is administered by the Compensation Committee of the Board of Directors or the Board of Directors as a whole. Ten million shares of the Company’s common stock are reserved for issuance upon the grant or exercise of awards pursuant to the plan, plus a number of additional shares (not to exceed 1,500,000) underlying awards outstanding under the 2002 Omnibus Plan, the Advantica Stock Option Plan and the predecessor director plan described below. The plan authorizes the granting of incentive awards from time to time to selected employees, officers, directors and consultants of the Company and its affiliates. The 2004 Omnibus Plan replaces the 2002 Omnibus Plan, the Advantica Stock Option Plan and the predecessor director plan as the vehicle for granting stock based compensation by the Company to its employees, officers and directors. However, the Company reserves the right to pay discretionary bonuses, or other types of compensation, outside of the 2004 Omnibus Plan.

The Compensation Committee, or the Board of Directors as a whole, has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. Under the terms of the above referenced plans, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

Additionally, under the 2004 Omnibus Plan and a predecessor director plan, directors have been granted options under terms which are substantially similar to the terms of the plans noted above.

Under each plan, options granted to date generally vest evenly over 3 to 5 years, have a 10-year life and are issued at the market value at the date of grant. The Company may grant options with an exercise price that is below market price on the grant date, in which case the intrinsic value of such awards are recorded in the consolidated statements of operations.

On November 11, 2004, or grant date, we granted approximately 4.0 million common stock options to certain employees under the Denny’s Corporation 2004 Omnibus Incentive Plan approved by the shareholders on August 25, 2004. The options have an exercise price of $2.42 and will vest 1/3 of the shares on each of December 29, 2004, December 28, 2005 and December 27, 2006, respectively.

The options were issued below the fair market value of the Company’s common stock of $4.22 per share on the grant date. The vesting of these options was subject to the achievement of certain performance measures which were met as of December 29, 2004. As a result of performance criteria and the issuance of the options with an exercise price below the market price at the date of grant, the Company will recognize compensation expense related to these options equal to the difference between the exercise price of the option and the market price at December 29, 2004, the measurement date, ratably over the options’ vesting period. The market price of the Company’s common stock was $4.40 on December 29, 2004.

The Company recognized approximately $3.1 million of compensation expense in 2004 related to these options, which is included as a component of general and administrative expenses. Based on the number of options outstanding at December 29, 2004, compensation expense related to these options is estimated to be $3.6 million and $1.2 million for 2005 and 2006.

A summary of our stock option plans is presented below.

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Option amounts in thousands)
Outstanding, beginning of year	7,152	$1.44	5,891	$1.71	5,234	$2.34
Granted	4,158	2.43	1,962	0.54	1,916	0.92
Exercised	(554)	0.84	—	—	(41)	0.84
Forfeited/Expired	(153)	1.00	(701)	1.17	(1,218)	3.21

Outstanding, end of year	10,603	1.86	7,152	1.44	5,891	1.71

Exercisable at year end	6,277	1.91	3,835	2.02	2,347	2.43

The following table summarizes information about stock options outstanding at December 29, 2004 (option amounts in thousands):

Range of Exercise Prices	Number Outstanding at 12/29/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/29/04	Weighted- Average Exercise Price
$0.54 – 0.92	3,469	7.46	$0.73	1,931	$0.79
1.01 – 1.03	1,270	6.12	1.03	1,263	1.03
1.06 – 2.00	825	6.10	1.91	825	1.91
2.42	4,006	9.87	2.42	1,329	2.42
2.65 – 4.69	861	5.01	3.63	757	3.77
6.31 – 10.00	172	3.49	8.74	172	8.74

	10,603			6,277

The weighted average fair value per option of options granted during 2004, 2003, and 2002 was $3.85, $0.42, and $0.65, respectively.

Restricted Stock Units

On November 11, 2004, or grant date, we granted approximately 3.4 million restricted stock units to certain employees under the Denny’s Corporation 2004 Omnibus Incentive Plan approved by the shareholders on August 25, 2004. The restricted stock units will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of the Company’s common stock (measured as increase of stock price plus reinvested dividends, divided by beginning stock price) over a 1-year performance period, the first such period ending in June 2005 (with any amounts not earned carried over to possibly be earned over a 2-year or 3-year period), as compared with the total shareholder return of a peer group of restaurant companies over the same period. The full award will be considered earned after 5 years based on continued employment.

Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned restricted stock units will be paid to the holder (half of the value will be paid in cash and half in shares of common stock), provided that the holder is then still employed with the Company or an affiliate. At the grant date, the fair market value of the common stock was $4.22 per share.

The Company recognized approximately $0.5 million of compensation expense in 2004 related to these restricted stock units. Amounts of additional compensation expense to be recorded will be dependent upon meeting certain performance measures and the fair market value of the common stock over the performance and vesting periods.

The Company also recognized approximately $2.9 million of compensation expense in 2004 related to 0.6 million additional restricted stock units earned during 2004. Approximately $1.7 million of the value will be paid in shares of common stock (based on the fair market value of the stock on the payment date) and $1.2 million will be paid in cash. Approximately $2.7 million of the value will be paid during the first quarter of 2005.

Approximately $0.3 million and $0.5 million of compensation expense was recognized in 2003 and 2002, respectively, under similar restricted stock plans. Approximately 0.6 million shares were issued in 2003 pursuant to restricted stock plans, 0.3 million of which were earned in 2002 and reported as contingently issuable shares at December 25, 2002.

Compensation expense recognized related to restricted stock plans for all years presented are included as a component of general and administrative expenses in our consolidated statements of operations.

Note 13.	Stockholders’ Equity

Stockholders’ Rights Plan

Our Board of Directors adopted a stockholders’ rights plan on December 14, 1998, which is designed to provide protection for our shareholders against coercive or unfair takeover tactics. The rights plan is also designed to prevent an acquirer from gaining control of Denny’s without offering a fair price to all shareholders. The rights plan was not adopted in response to any specific proposal or inquiry to gain control of Denny’s.

In 2004, the rights plan was amended to provide that the definition of acquiring person under the plan does not include any person who became the beneficial owner of 15% or more of our then outstanding common stock as a result of the private placement which occurred in the third quarter of 2004, unless and until such time thereafter as any such person becomes the beneficial owner of additional common stock constituting an additional 1% of our outstanding shares.

The rights, until exercised, do not entitle the holder to vote or receive dividends. We have the option to redeem the rights at a price of $0.01 per right, at any time prior to the earlier of (1) the time the rights become exercisable or (2) December 30, 2008, the date the rights expire. Until the rights become exercisable, they have no dilutive effect on earnings per share.

Warrants

There were approximately 3.2 million warrants outstanding for each of the years ended December 29, 2004 and December 31, 2003. Each warrant, when exercised, entitled the holder to purchase one share of common stock at an exercise price of $14.60 per share, subject to adjustment for certain events. All such warrants expired on January 7, 2005.

Note 14.	Income (Loss) Per Share Applicable to Common Shareholders

	2004	2003	2002
		(Restated)	(Restated)
	(In thousands)
Numerator for basic and diluted income (loss) per share—income (loss) from continuing operations	$(37,675)	$(33,820)	$6,350

Denominator:
Denominator for basic income (loss) per share—weighted average shares	64,708	40,687	40,270
Effect of dilutive securities:
Contingently issuable shares	—	—	251
Options	—	—	62

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions of dilutive securities	64,708	40,687	40,583

Basic and diluted income (loss) per share from continuing operations	$(0.58)	$(0.83)	$0.16

Stock options excluded (1)	10,603	7,152	4,856

Common stock warrants excluded (1)	3,236	3,236	3,236

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices exceeded the average market price of common stock for the period.

Note 15.	Discontinued Operations

As a result of our decision to dispose of FRD, we began accounting for FRD as a discontinued operation in the second quarter of 2000. On July 10, 2002, through FRD’s bankruptcy proceedings, the divestiture of FRD was completed. The divestiture of FRD resulted in a gain on the disposal of discontinued operations in 2002 of $56.6 million, representing the receipt of proceeds of approximately $32.5 million, and the elimination of the net liabilities of discontinued operations of approximately $24.1 million at July 10, 2002.

Denny’s continues to provide $5.3 million of cash collateral supporting FRD’s letters of credit for a fee until the letters of credit terminate or are replaced. The FRD letters of credit secure certain obligations of FRD and its subsidiaries under various insurance programs which are anticipated to be satisfied in the ordinary course of business. Denny’s also received a separate four-year note payable from reorganized FRD for continuing to provide the cash collateral. The cash collateral has been deposited with one of FRD’s former lenders and is reflected as a component of other noncurrent assets in the accompanying balance sheet at December 29, 2004. We recorded interest income of $0.3 million, $0.3 million and $2.1 million during 2004, 2003 and 2002, respectively, related to the FRD credit facility.

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

Our statements of consolidated operations and cash flows for all periods presented herein reflect FRD as discontinued operations in accordance with APB 30. Revenue, operating loss and net loss of discontinued operations for the reported period (through the divestiture of FRD on July 10, 2002) are as follows:

2002
(In thousands)
Revenue	$179,657

Operating loss	$(302)

Net loss	$(5,262)

During 2002, we also recorded $4.0 million in income from discontinued operations as a result of the reversal of liabilities related to entities previously reported as discontinued operations.

Note 16.	Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. Nonrecurring adjustments include restructuring charges and exit costs, impairment charges and extraordinary items. Otherwise, all adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of 2004 and 2003 are set forth below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(In thousands, except per share data)
Year Ended December 29, 2004:
Revenue:
Company restaurant sales	$207,762	$217,906	$224,330	$221,250
Franchise and licensing revenue	21,633	21,835	22,815	22,475

Total operating revenue	229,395	239,741	247,145	243,725

Cost of company restaurant sales:
Product costs	53,075	56,361	58,328	57,436
Payroll and benefits	88,258	90,018	91,929	92,245
Occupancy	12,548	12,142	12,850	12,041
Other operating expenses	28,039	29,166	30,913	29,716

Total costs of company restaurant sales	181,920	187,687	194,020	191,438
Cost of franchise and license revenue	7,168	7,049	6,948	7,031
General and administrative expenses	15,181	14,228	16,727	20,786
Depreciation and other amortization	14,218	14,194	13,529	14,708
Restructuring charges and exit costs	105	(519)	1,080	(171)
Impairment charges	—	497	195	438
Gains on disposition of assets and other, net	(74)	(158)	(998)	(1,041)

Total operating costs and expenses	218,518	222,978	231,501	233,189

Operating income	$10,877	$16,763	$15,644	$10,536

Net loss	$(8,730)	$(2,898)	$(11,813)	$(14,234)

Basic and diluted net loss per share	$(0.21)	$(0.07)	$(0.14)	$(0.16)

Subsequent to our fourth quarter earnings press release dated February 17, 2005, we adjusted depreciation expense by $0.1 million.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
				(Restated)
	(In thousands, except per share data)
Year Ended December 31, 2003:
Revenue:
Company restaurant sales	$199,444	$208,457	$215,573	$228,379
Franchise and licensing revenue	21,397	21,603	22,817	23,275

Total operating revenue	220,841	230,060	238,390	251,654

Cost of company restaurant sales:
Product costs	49,075	53,008	56,215	60,895
Payroll and benefits	88,544	92,151	91,080	98,166
Occupancy	12,100	11,947	12,296	12,690
Other operating expenses	28,745	28,086	31,354	30,378

Total costs of company restaurant sales	178,464	185,192	190,945	202,129
Cost of franchise and license revenue	6,492	6,778	6,801	7,054
General and administrative expenses	13,203	13,044	11,982	13,039
Depreciation and other amortization	14,257	14,420	15,254	17,106
Restructuring charges and exit costs	46	(982)	70	1,479
Impairment charges	289	410	1,190	2,097
Gains on disposition of assets and other, net	(2,317)	(2,552)	(778)	(197)

Total operating costs and expenses	210,434	216,310	225,464	242,707

Operating income	$10,407	$13,750	$12,926	$8,947

Net loss	$(9,082)	$(5,377)	$(6,273)	$(13,088)

Basic and diluted net loss per share	$(0.22)	$(0.13)	$(0.15)	$(0.32)

(a)	The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared with 52 weeks for all other years presented. The fourth quarter of fiscal 2003 has been restated as set forth in Note 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2005

DENNY’S CORPORATION

BY:	/s/ RHONDA J. PARISH
Rhonda J. Parish
Executive Vice President Chief Administrative Officer General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NELSON J. MARCHIOLI (Nelson J. Marchioli)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ ANDREW F. GREEN (Andrew F. Green)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2005

/s/ ROBERT E. MARKS (Robert E. Marks)	Director and Chairman	March 14, 2005

/s/ VERA K. FARRIS (Vera K. Farris)	Director	March 14, 2005

/s/ VADA HILL (Vada Hill)	Director	March 14, 2005

/s/ HENRY J. NASELLA (Henry J. Nasella)	Director	March 14, 2005

/s/ DEBRA SMITHART-OGLESBY (Debra Smithart-Oglesby)	Director	March 14, 2005

/s/ ELIZABETH A. SANDERS (Elizabeth A. Sanders)	Director	March 14, 2005

/s/ DONALD R. SHEPHERD (Donald R. Shepherd)	Director	March 14, 2005