Form 10-Q
period 2005-03-30
DENNYS CORP
filed 2005-05-09
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2005 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

Commission file number 0-18051


                               DENNY'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   13-3487402
  -------------------------------             --------------------------------

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

                          Yes [X]             No [ ]

As of May 3, 2005, 90,687,506 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                Quarter Ended
                                                                                                -------------
                                                                                   March 30, 2005            March 31, 2004
                                                                                   --------------            --------------
                                                                                   (In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                           $ 218,015                 $ 207,762
   Franchise and license revenue                                                         22,034                    21,633
                                                                                    -----------               -----------
      Total operating revenue                                                           240,049                   229,395
                                                                                    -----------               -----------
Costs of company restaurant sales:
   Product costs                                                                         56,196                    53,075
   Payroll and benefits                                                                  91,659                    88,258
   Occupancy                                                                             13,097                    12,548
   Other operating expenses                                                              30,121                    28,039
                                                                                    -----------               -----------
      Total costs of company restaurant sales                                           191,073                   181,920
Costs of franchise and license revenue                                                    7,009                     7,168
General and administrative expenses                                                      16,068                    15,181
Depreciation and amortization                                                            13,270                    14,218
Restructuring charges and exit costs                                                      2,274                       105
Impairment charges                                                                          ---                       ---
Gains on disposition of assets and other, net                                              (885)                      (74)
                                                                                    -----------               -----------
      Total operating costs and expenses                                                228,809                   218,518
                                                                                    -----------               -----------
Operating income                                                                         11,240                    10,877
                                                                                    -----------               -----------
Other expenses:
   Interest expense, net                                                                 13,212                    19,468
   Other nonoperating income, net                                                          (371)                      (65)
                                                                                    -----------               ------------
      Total other expenses, net                                                          12,841                    19,403
                                                                                    -----------               -----------
Loss before income taxes                                                                 (1,601)                   (8,526)
Provision for (benefit from) income taxes                                                  (141)                      204
                                                                                    -----------               -----------
Net loss                                                                            $    (1,460)              $    (8,730)
                                                                                    ===========               ===========

Per share amounts:
    Basic and diluted net loss per share                                            $     (0.02)              $     (0.21)
                                                                                    ===========               ===========

Weighted average shares outstanding:
   Basic and diluted                                                                     90,219                    41,076
                                                                                    ===========               ===========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                   March 30, 2005          December 29, 2004
                                                                                   --------------          -----------------
                                                                                                (In thousands)
 Assets
 Current Assets:
    Cash and cash equivalents                                                       $    19,932               $    15,561
    Receivables, net                                                                     11,878                    12,375
    Inventories                                                                           8,089                     8,289
    Prepaid and other current assets                                                      7,875                     7,330
                                                                                    -----------               -----------
 Total Current Assets                                                                    47,774                    43,555
                                                                                    -----------               -----------

 Property, net                                                                          277,611                   285,401

 Other Assets:
    Goodwill                                                                             50,186                    50,186
    Intangible assets, net                                                               76,141                    77,484
    Deferred financing costs, net                                                        18,258                    19,108
    Other assets                                                                         26,376                    24,759
                                                                                    -----------               -----------
 Total Assets                                                                       $   496,346               $   500,493
                                                                                    ===========               ===========

 Liabilities
 Current Liabilities:
    Current maturities of notes and debentures                                      $     2,420               $     1,975
    Current maturities of capital lease obligations                                       3,425                     3,396
    Accounts payable                                                                     39,216                    42,647
    Other current liabilities                                                            84,333                    88,226
                                                                                    -----------               -----------
 Total Current Liabilities                                                              129,394                   136,244
                                                                                    -----------               -----------

 Long-Term Liabilities:
    Notes and debentures, less current maturities                                       518,630                   519,236
    Capital lease obligations, less current maturities                                   27,463                    28,149
    Liability for insurance claims, less current portion                                 30,229                    28,108
    Other noncurrent liabilities and deferred credits                                    53,510                    54,186
                                                                                    -----------               -----------
 Total Long-Term Liabilities                                                            629,832                   629,679
                                                                                    -----------               -----------
 Total Liabilities                                                                      759,226                   765,923
                                                                                    -----------               -----------
 Total Shareholders' Deficit                                                           (262,880)                 (265,430)
                                                                                    -----------               -----------
 Total Liabilities and Shareholders' Deficit                                        $   496,346               $   500,493
                                                                                    ===========               ===========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
(Unaudited)

                                                                                                      Accumulated
                                                                          Additional                     Other            Total
                                                     Common Stock          Paid-in     Accumulated    Comprehensive    Shareholders'
                                                    Shares   Amount        Capital       Deficit          Loss            Deficit
                                                    ------   ------        -------       -------          ----            -------
                                                                                  (In thousands)

   Balance, December 29, 2004                       89,987     $ 900      $ 510,686   $  (757,303)    $  (19,713)     $  (265,430)
                                                   -------      ----       --------    ----------      ---------       ----------
      Net loss                                         ---       ---            ---        (1,460)           ---           (1,460)
      Unrealized gain on hedged transaction            ---       ---            ---           ---            969              969
      Stock option expense                             ---       ---          1,163           ---            ---            1,163
      Issuance of common stock                         347         3          1,536           ---            ---            1,539
      Exercise of common stock options                 268         3            336           ---            ---              339
                                                   -------      ----       --------    ----------      ---------       ----------
   Balance, March 30, 2005                          90,602     $ 906      $ 513,721   $  (758,763)    $  (18,744)     $  (262,880)
                                                   =======      ====       ========    ==========      =========       ==========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                     Quarter Ended
                                                                                                     -------------
                                                                                         March 30, 2005         March 31, 2004
                                                                                         --------------         --------------
                                                                                                    (In thousands)
 Cash Flows from Operating Activities:
 Net loss                                                                                  $  (1,460)             $  (8,730)
 Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
    Depreciation and amortization                                                             13,270                 14,218
    Restructuring charges and exit costs                                                       2,274                    105
    Amortization of deferred financing costs                                                     868                  1,594
    Gains on disposition of assets and other, net                                               (885)                   (74)
    Amortization of debt premium                                                                 ---                   (454)
    Stock option expense                                                                       1,163                    ---
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
       Decrease (increase) in assets:
          Receivables                                                                            963                  1,787
          Inventories                                                                            200                     47
          Prepaid and other current assets                                                      (545)                (1,152)
          Other assets                                                                        (1,559)                  (523)
       Increase (decrease) in liabilities:
          Accounts payable                                                                    (1,597)                (5,575)
          Accrued salaries and vacations                                                      (8,345)                 1,544
          Accrued taxes                                                                         (203)                (2,117)
          Other accrued liabilities                                                            4,034                 (8,858)
          Other noncurrent liabilities and deferred credits                                    1,476                    271
                                                                                           ---------              ---------
 Net cash flows provided by (used in) operating activities                                     9,654                 (7,917)
                                                                                           ---------              ---------

 Cash Flows from Investing Activities:
    Purchase of property                                                                      (6,639)                (4,144)
    Proceeds from disposition of property                                                      1,272                    105
                                                                                           ---------              ---------
 Net cash flows used in investing activities                                                  (5,367)                (4,039)
                                                                                           ---------              ---------


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

                                                                                                     Quarter Ended
                                                                                                     -------------
                                                                                         March 30, 2005         March 31, 2004
                                                                                         --------------         --------------
                                                                                                     (In thousands)
  Cash Flows from Financing Activities:
     Net borrowings under credit agreement                                                 $      ---             $   7,900
     Long-term debt payments                                                                   (1,106)               (1,261)
     Deferred financing costs paid                                                               (132)                  ---
     Proceeds from exercise of stock options                                                      339                   187
     Net bank overdrafts                                                                          983                 1,101
                                                                                           ----------             ---------
  Net cash flows provided by financing activities                                                  84                 7,927
                                                                                           ----------             ---------

  Increase (decrease) in cash and cash equivalents                                              4,371                (4,029)

  Cash and Cash Equivalents at:
     Beginning of period                                                                       15,561                 7,363
                                                                                          -----------             ---------
     End of period                                                                        $    19,932            $    3,334
                                                                                          ===========             =========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 30, 2005
(Unaudited)

Note 1.  General
         -------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc. and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 29, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2004 Annual Report on Form 10-K. The results of operations for the quarter ended March 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 28, 2005.

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

Restructuring charges and exit costs were comprised of the following:

                                                        Quarter Ended
                                                        -------------
                                              March 30, 2005      March 31, 2004
                                              --------------      --------------
                                                       (In thousands)

  Exit costs                                    $    863            $     44
  Severance and other restructuring charges        1,411                  61
                                                --------            --------
    Total restructuring and exit costs          $  2,274            $    105
                                                ========            ========

The components of the change in accrued exit cost liabilities are as follows:

                                                               (In thousands)

         Balance, December 29, 2004                              $   9,841
         Provisions for units closed in 2005                           715
         Changes in estimate of accrued exit costs, net                148
         Payments, net                                              (1,169)
         Interest accretion                                            270
                                                                 ---------
         Balance, March 30, 2005                                 $   9,805
                                                                 =========

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

                                                               (In thousands)

         Remainder of 2005                                       $   1,855
         2006                                                        1,700
         2007                                                        1,405
         2008                                                        1,358
         2009                                                        1,356
         Thereafter                                                  7,816
                                                                 ---------
             Total                                                  15,490
         Less imputed interest                                       5,685
                                                                 ---------
         Present value of exit cost liabilities                  $   9,805
                                                                 =========


Note 3.  Credit Facilities
         -----------------

Our subsidiaries, Denny's, Inc. and Denny's Realty, Inc. (the "Borrowers"), have senior secured credit facilities with an aggregate principal amount of $420 million. The credit facilities consist of a first lien facility and a second lien facility. The first lien facility consists of a $225 million five-year term loan facility (the "Term Loan Facility") and a $75 million four-year revolving credit facility, of which $45 million is available for the issuance of letters of credit (the "Revolving Facility" and together with the Term Loan Facility, the "First Lien Facility"). The second lien facility consists of an additional $120 million six-year term loan facility (the "Second Lien Facility," and together with the First Lien Facility, the "Credit Facilities"). The Second Lien Facility ranks pari passu with the First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the First Lien Facility.

At March 30, 2005, we had outstanding letters of credit of $37.5 million under our Revolving Facility, leaving net availability of $37.5 million. There were no revolving loans outstanding at March 30, 2005.

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million (commencing March 31, 2005) with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower's option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The interest rates on the First Lien Facility and Second Lien Facility at March 30, 2005 were 5.74% and 7.65%, respectively.

During the first quarter of 2005, we entered into an interest rate swap with a notional amount of $75 million. The Company has designated the interest rate swap as a cash flow hedge of the Company's exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the Term Loan Facility. Under the terms of the swap, the Company will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as accumulated other comprehensive income (loss). A gain of $1.0 million was recognized in accumulated other comprehensive income (loss) at March 30, 2005 for the change in fair value of the swap during the first quarter of 2005. No fair value adjustments on the interest rate swap were recognized in earnings during the quarter ended March 30, 2005 since the Company did not note any ineffectiveness in the hedge. We do not enter into derivative financial instruments for trading or speculative purposes.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of March 30, 2005.

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

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are as follows:

                                                 Pension Plan                      Other Defined Benefit Plans
                                      ----------------------------------       ----------------------------------
                                                 Quarter Ended                            Quarter Ended
                                                 -------------                            -------------
                                      March 30, 2005      March 31, 2004       March 30, 2005      March 31, 2004
                                      --------------      --------------       --------------      --------------
                                                                    (In thousands)

Service cost                          $        115        $        120         $        ---        $         78
Interest cost                                  738                 733                   59                  57
Expected return on plan assets                (757)               (699)                 ---                 ---
Amortization of net loss                       221                 200                    8                   6
                                      ------------        ------------         ------------        ------------
Net periodic benefit cost             $        317        $        354         $         67        $        141
                                      ============        ============         ============        ============

We made contributions of $0.6 million to our qualified pension plan in the quarter ended March 30, 2005, and no contributions were made in the quarter ended March 31, 2004. We made contributions of $0.4 million and $0.1 million to our other defined benefit plans during the quarters ended March 30, 2005 and March 31, 2004, respectively. We expect to contribute $2.7 million to our qualified pension plan and $0.2 million to our other defined benefit plans during the remainder of fiscal 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                                                              Quarter Ended
                                                                                              -------------
                                                                                   March 30, 2005        March 31, 2004
                                                                                   --------------        --------------
                                                                                 (In thousands, except per share amounts)

        Reported net loss                                                               $  (1,460)           $ (8,730)
        Stock-based employee compensation expense included in reported
              net loss, net of related tax effects                                          2,412                 328
        Less total stock-based compensation expense determined
              under fair value based method, net of related tax effects                    (3,332)               (532)
                                                                                        ---------            --------
        Pro forma net loss                                                              $  (2,380)           $ (8,934)
                                                                                        =========            ========

        Loss per share:
             Basic and diluted - as reported                                            $   (0.02)           $  (0.21)
                                                                                        =========            ========
             Basic and diluted - pro forma                                              $   (0.03)           $  (0.22)
                                                                                        =========            ========

Stock-based employee compensation expense, which is included as a component of general and administrative expenses, consisted of $1.2 million related to stock options and $1.4 million related to restricted stock units for the quarter ended March 30, 2005, and $0.3 million related to restricted stock units for the quarter ended March 31, 2004. Additionally, 0.3 million shares of common stock were issued during the quarter ended March 30, 2005 related to restricted stock units earned.

Based on the number of options outstanding at March 30, 2005 and their related vesting period, compensation expense related to stock options is estimated to be $2.4 million for the remainder of fiscal 2005. Amounts of additional expense to be recorded related to restricted stock units will be dependent upon meeting certain performance measures and the fair market value of the stock over the performance and vesting periods.

Note 6.  Net Loss Per Share
         ------------------

Options outstanding of 10.3 million and 6.9 million for the quarters ended March 30, 2005 and March 31, 2004, respectively, have been omitted from the calculations of weighted average diluted shares because they have an antidilutive effect on net loss per share. Approximately 3.2 million warrants, which expired on January 7, 2005, also have been omitted from the calculations of weighted average diluted shares for each of the periods presented.

Note 7.  Supplemental Cash Flow Information
         ----------------------------------


                                                      Quarter Ended
                                                      -------------
                                           March 30, 2005         March 31, 2004
                                           --------------         --------------
                                                      (In thousands)

       Income taxes paid, net                $     235              $     169
                                             =========              =========
       Interest paid                         $   7,213              $  32,399
                                             =========              =========

       Noncash financing activities:
           Capital leases entered into       $     358              $     969
                                             =========              =========
           Issuance of common stock          $   1,539              $     ---
                                             =========              =========

Note 8.  Implementation of New Accounting Standards
         ------------------------------------------

In December 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123 (Revised) (SFAS 123-R), "Share-Based Payment". This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the SEC announced the adoption of a rule that delays the effective date of 123-R. This standard will be effective as of the beginning of the Company's 2006 fiscal year and will apply to previously issued and unvested awards, as well as all awards granted, modified, cancelled or repurchased after the effective date. The Company is currently evaluating the expected impact that the adoption of SFAS 123-R will have on its financial condition or results of operations. Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options granted under the fair value method of SFAS 123 is presented in Note 5 to our Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of March 30, 2005 and results of operations for the quarter ended March 30, 2005 compared with the quarter ended March 31, 2004. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 29, 2004 and in Exhibit 99 thereto.

Statements of Operations

                                                                                          Quarter Ended
                                                                                          -------------
                                                                            March 30, 2005                March 31, 2004
                                                                           ----------------              --------------
                                                                                (Dollars in thousands)
Revenue:
  Company restaurant sales...............................................$   218,015     90.8%        $   207,762     90.6%
  Franchise and license revenue..........................................     22,034      9.2%             21,633      9.4%
                                                                         -----------    ------        -----------    ------
     Total operating revenue.............................................    240,049    100.0%            229,395    100.0%
                                                                         -----------    ------        -----------    ------

Costs of company restaurant sales (a):
  Product costs..........................................................     56,196     25.8%             53,075     25.5%
  Payroll and benefits...................................................     91,659     42.0%             88,258     42.5%
  Occupancy..............................................................     13,097      6.0%             12,548      6.0%
  Other operating expenses...............................................     30,121     13.8%             28,039     13.5%
                                                                         -----------    ------        -----------    ------
     Total costs of company restaurant sales.............................    191,073     87.6%            181,920     87.6%

Costs of franchise and license revenue (a)...............................      7,009     31.8%              7,168     33.1%

General and administrative expenses......................................     16,068      6.7%             15,181      6.6%
Depreciation and amortization............................................     13,270      5.5%             14,218      6.2%
Restructuring charges and exit costs.....................................      2,274      0.9%                105      0.0%
Impairment charges.......................................................         --       --                  --       --
Gains on disposition of assets and other, net............................       (885)    (0.4%)               (74)     0.0%
                                                                         -----------    ------        -----------   -------
     Total operating costs and expenses..................................    228,809     95.3%            218,518     95.3%
                                                                         -----------    ------        -----------   -------
Operating income.........................................................     11,240      4.7%             10,877      4.7%
                                                                         -----------    ------        -----------   -------
Other expenses:
  Interest expense, net..................................................     13,212      5.5%             19,468      8.5%
  Other nonoperating (income) expense, net...............................       (371)    (0.2%)               (65)     0.0%
                                                                         -----------    ------        -----------   -------
     Total other expenses, net...........................................     12,841      5.3%             19,403      8.5%
                                                                         -----------    ------       ------------   -------
Loss before income taxes.................................................     (1,601)    (0.7%)            (8,526)    (3.7%)
Provision for (benefit from) income taxes................................       (141)    (0.1%)               204      0.1%
                                                                         -----------    ------       ------------   -------
Net loss ................................................................$    (1,460)    (0.6%)      $     (8,730)    (3.8%)
                                                                         ===========    ======       ============   =======

Other Data:
Company-owned average unit sales.........................................$     398.1                  $     373.1
Franchise average unit sales.............................................$     339.0                  $     313.9
Same-store sales increase (company-owned) (b)............................       6.3%                         6.4%

  Guest check average increase (b).......................................       3.2%                         3.0%

  Guest count increase (b)...............................................       3.0%                         3.3%

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


Unit Activity
-------------

                                               Ending               Units                         Ending              Ending
                                               Units                Opened/         Units         Units               Units
                                         December 29, 2004         Acquired         Closed     March 30, 2005      March 31, 2004
                                         -----------------         --------         ------     --------------      --------------
Company-owned restaurants                        553                  --              (4)             549               558
Franchised and licensed restaurants            1,050                   1             (15)           1,036             1,064
                                               -----                 ---             ---            -----             -----
                                               1,603                   1             (19)           1,585             1,622
                                               =====                 ===             ===            =====             =====


Quarter Ended March 30, 2005 Compared with Quarter Ended March 31, 2004
-----------------------------------------------------------------------

Company Restaurant Operations

During the quarter ended March 30, 2005, we realized a 6.3% increase in same-store sales, comprised of a 3.0% increase in guest counts and a 3.2% increase in guest check average. Company restaurant sales increased $10.3 million (4.9%). Higher sales resulted primarily from the increase in same-store sales for the current quarter partially offset by an 8 equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales remained flat at 87.6%. Product costs increased slightly to 25.8% from 25.5% due to shifts in menu mix and commodity cost pressures. Payroll and benefits decreased to 42.0% from 42.5% due to a reduction in incentive compensation costs and favorability in health benefit costs. These cost improvements were partially offset by the effects of higher investments in labor and higher unemployment tax rates. Occupancy costs remained flat at 6.0% of company restaurant sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                                      Quarter Ended
                                                      -------------
                                             March 30, 2005      March 31, 2004
                                            ----------------    ----------------
                                           (Dollars in Thousands)

   Utilities                                $10,294     4.7%    $ 9,840     4.7%
   Repairs and maintenance                    4,520     2.1%      3,347     1.6%
   Marketing                                  7,277     3.3%      7,464     3.6%
   Other                                      8,030     3.7%      7,388     3.6%
                                            -------   ------    -------   ------
    Other operating expenses                $30,121    13.8%    $28,039    13.5%
                                            =======   ======    =======   ======


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

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

                                                      Quarter Ended
                                                      -------------
                                             March 30, 2005      March 31, 2004
                                            ----------------    ----------------
                                                 (Dollars in Thousands)

   Royalties and initial fees               $14,229    64.6%    $13,907    64.3%
   Occupancy revenue                          7,805    35.4%      7,726    35.7%
                                            -------   ------    -------   ------
    Franchise and license revenue            22,034   100.0%     21,633   100.0%
                                            =======   ======    =======   ======


   Occupancy costs                            5,268    23.9%      5,387    24.9%
   Other direct costs                         1,741     7.9%      1,781     8.2%
                                            -------   ------    -------   ------
    Costs of franchise and license revenue  $ 7,009    31.8%    $ 7,168    33.1%
                                            =======   ======    =======   ======

The revenue increase of $0.4 million (1.9%) resulted from a 7.1% increase in franchisee same-store sales. The increase was partially offset by a 24 equivalent-unit decrease in franchised and licensed units due to unit closures.

Costs of franchise and license revenue decreased $0.2 million (2.2%). The decrease as a percentage of franchise and license revenues primarily was due to a reduction in bad debt expense and lower occupancy costs compared to the prior year.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

                                                        Quarter Ended
                                                        -------------
                                                March 30, 2005    March 31, 2004
                                                --------------    --------------
                                                     (Dollars in Thousands)

   Stock-based compensation                        $  2,645          $    328
   Transaction costs                                    ---             1,982
   Other general and administrative expenses         13,423            12,871
                                                   --------          --------
      Total general and administrative expenses    $ 16,068          $ 15,181
                                                   ========          ========


The increase in stock-based compensation costs resulted from the issuance of stock options and restricted stock units during the fourth quarter of 2004. Additional information related to stock-based compensation is presented in Note 5 to our Condensed Consolidated Financial Statements. Transaction costs recorded in 2004 represented costs associated with the refinancing transactions completed in the third and fourth quarters of 2004 as further discussed below.

Depreciation and amortization decreased $1.0 million primarily resulting from certain assets becoming fully depreciated.

Gains on disposition of assets and other, net of $0.9 million in 2005 and $0.1 million in 2004 primarily represent gains on cash sales of surplus properties.

Operating income was $11.2 million for the quarter ended March 30, 2005 compared with $10.9 million for the quarter ended March 31, 2004.

Interest expense, net for the quarter ended March 30, 2005 was comprised of $13.6 million of interest expense offset by $0.3 million of interest income, compared with $19.8 million of interest expense offset by $0.3 million of interest income for the quarter ended March 31, 2004. The decrease in interest expense is attributed to a reduction in both outstanding borrowings and interest rates as a result of the refinancing transactions completed in the third and fourth quarters of 2004. These refinancing transactions generally consisted of a private placement of common stock, refinancing our previous credit facilities, issuing new senior notes, and repurchasing previously issued senior notes.

The benefit from income taxes was $0.1 million for the quarter ended March 30, 2005, compared with provision for income taxes of $0.2 million for the quarter ended March 31, 2004. The benefit for income taxes for the quarter ended March 30, 2005 was determined using our effective tax rate estimated for the entire fiscal year. The Company currently expects to have taxable income for the entire fiscal year, so it is currently considered more likely than not that this benefit will be realized in subsequent interim periods of fiscal 2005. The provision for income taxes for the quarter ended March 31, 2004 primarily represents gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances.

Net loss was $1.5 million for the quarter ended March 30, 2005 compared with $8.7 million for the quarter ended March 31, 2004 due to the factors noted above.

Liquidity and Capital Resources
-------------------------------

Credit Facilities

Our subsidiaries, Denny's, Inc. and Denny's Realty, Inc. (the "Borrowers"), have senior secured credit facilities with an aggregate principal amount of $420 million. The credit facilities consist of a first lien facility and a second lien facility. The first lien facility consists of a $225 million five-year term loan facility (the "Term Loan Facility") and a $75 million four-year revolving credit facility, of which $45 million is available for the issuance of letters of credit (the "Revolving Facility" and together with the Term Loan Facility, the "First Lien Facility"). The second lien facility consists of an additional $120 million six-year term loan facility (the "Second Lien Facility," and together with the First Lien Facility, the "Credit Facilities"). The Second Lien Facility ranks pari passu with the First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the First Lien Facility.

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million (commencing March 31, 2005) with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower's option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The interest rates on the First Lien Facility and Second Lien Facility at March 30, 2005 were 5.74% and 7.65%, respectively.

At March 30, 2005, we had outstanding letters of credit of $37.5 million under our Revolving Facility, leaving net availability of $37.5 million. There were no revolving loans outstanding at March 30, 2005.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of March 30, 2005.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the quarter ended March 30, 2005, our capital expenditures were $7.0 million. Of that amount, approximately $0.4 million was financed through capital leases. Capital expenditures during 2005 are expected to total between approximately $55 million and $65 million; however, we are not committed to spending this amount and could spend more or less if circumstances require.

Our working capital deficit was $81.6 million at March 30, 2005 compared with $92.7 million at December 29, 2004. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards
------------------------------------------

See Note 8 to our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the First Lien Facility bear interest at a variable rate based on LIBOR (adjusted LIBOR rate plus 3.25%) or an alternative base rate (highest of Prime Rate or Federal Funds Effective Rate plus 0.5%) plus a spread of 1.75%. Borrowings under the Second Lien Facility bear interest at adjusted LIBOR plus 5.125% or the alternative base rate plus 3.625%.

During the first quarter of 2005, we entered into an interest rate swap with a notional amount of $75 million. The Company has designated the interest rate swap as a cash flow hedge of the Company's exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the Term Loan Facility. Under the terms of the swap, the Company will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. The swap effectively increases our ratio of fixed rate debt from approximately 38% of total debt to approximately 51%.

Based on the levels of borrowings under the Credit Facilities at March 30, 2005, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $2.7 million, after considering the impact of the interest rate swap. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facilities at March 30, 2005. However, the nature and amount of our borrowings under the Credit Facilities may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $183.5 million, compared with a book value of $176.0 million at March 30, 2005. This fair value computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at March 30, 2005 relates primarily to market quotations for our 10% Senior Notes due 2012.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans, and self-insurance liabilities. A 25 basis point increase in discount rate would reduce our projected benefit obligation related to our pension plan and other defined benefit plans by $2.0 million and $0.2 million, respectively, and reduce our annual net periodic benefit cost related to our pension plan by $0.1 million. A 25 basis point decrease in discount rate would increase our projected benefit obligation related to our pension plan and other defined benefit plans by $2.1 million and $0.2 million, respectively, and increase our annual net periodic benefit cost related to our pension plan by $0.1 million. The annual impact of a 25 basis point increase or decrease in discount rate on periodic benefit costs related to our other defined benefit plans would be less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not enter into financial instruments for trading or speculative purposes.

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

In connection with the previously disclosed material weakness attributed to deficiencies in the Company's controls relative to the selection, monitoring, and review of assumptions and factors affecting lease accounting and leasehold improvement depreciation practices, we have revised our lease accounting policies to conform with U.S. generally accepted accounting principles, trained staff regarding these new policies and enhanced management oversight thereof. As a result, management has determined that the previously disclosed material weakness has been remediated. There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty. However, we believe, based on our examination of these matters and our experience to date, that the ultimate disposition of them will not significantly affect our financial position, results of operations or cash flows.

Item 5. Other Information

On February 10, 2005, the Compensation and Incentives Committee of the Board of Directors of Denny's Corporation approved and adopted the Denny's 2005 Corporate Incentive Program (the "2005 Incentive Program"), an incentive compensation arrangement for substantially all of Denny's, Inc. employees, including its executive officers. Under the 2005 Incentive Program, which is offered pursuant to the Denny's Corporation 2004 Omnibus Incentive Compensation Plan, a participant is eligible to earn a target bonus award ("Target Award") equal to a percentage of his or her base salary, depending on the group classification assigned to such participant. For the executive officers, the Target Awards range from 65% of base salary for senior vice presidents to 100% of base salary for the chief executive officer.

Target Awards are earned by participants based on the achievement of certain pre-established quarterly and annual performance goals, and the amount of actual bonus earned may range from 50% of the Target Award, if certain threshold goals are met, to 100% of the Target Award, if all targeted goals are met. Performance goals are based on the following six (6) performance categories: (1) Company Same Store Sales ("CSSS"), under which participants earn 15% of their Target Awards, payable on a quarterly basis, if Denny's attains targeted CSSS; (ii) Franchise Same Store Sales ("FSSS"), under which participants earn 15% of their Target Awards, payable on a quarterly basis, if Denny's attains targeted FSSS;
(iii) Company Store Customer Count ("CSCC"), under which participants earn 10% of their Target Awards, payable on a quarterly basis, if Denny's attains targeted CSCC; (iv) Total Revenue, under which participants earn 10% of their Target Award, payable on an annual basis, if Denny's achieves targeted Total Revenue; (v) EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), under which participants receive 25% of their Target Award, payable on an annual basis, if Denny's achieves targeted EBITDA; and (vi) Department Objectives, which are set for each department based on stated criteria for up to five objectives, and under which participants receive 25% of their Target Awards, payable on an annual basis, if the Department Objectives are achieved.

         In addition, participants in the 2005 Incentive Program are eligible to share in an Over-Performance Payout ("OP Payout"), which is a bonus pool that will be created if Denny's exceeds targeted EBITDA for the year. The amount of the OP Payout will be equal to 25% of the amount by which EBITDA for the year exceeds targeted EBITDA. Each participant will receive a pro rata percentage of any OP Payout, based on the amount of the participant's Target Award earned for the year, not to exceed 100% of the participant's Target Award otherwise earned for the year.


Item 6.  Exhibits

a. The following are included as exhibits to this report:

     Exhibit
        No.       Description
     -------      -----------

        4.1 Amended and Restated Rights Agreement, dated as of January 5, 2005, between Denny's Corporation and Continental Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A/A of Denny's Corporation, filed with the Securities and Exchange Commission on January 12, 2005, relating to preferred stock purchase rights).

       10.1       Written description of the Denny's 2005 Corporate Incentive
                  Program

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


                                                   DENNY'S CORPORATION

Date:    May 9, 2005                      By:      /s/ RHONDA J. PARISH
                                                   -----------------------------
                                                   Rhonda J. Parish
                                                   Executive Vice President,
                                                   Chief Administrative Officer,
                                                   General Counsel and Secretary

Date:    May 9, 2005                      By:      /s/ ANDREW F. GREEN
                                                   -----------------------------
                                                   Andrew F. Green
                                                   Senior Vice President and
                                                   Chief Financial Officer