Form 10-Q
period 2005-06-29
DENNYS CORP
filed 2005-08-05
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2005 or

[   ]   Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ______ to _______

                         Commission file number 0-18051

                               DENNY'S CORPORATION
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

          Delaware                                     13-3487402
-------------------------------                ---------------------------------

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

                         Yes [X]         No [ ]

As of August 1, 2005, 91,167,192 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                               Quarter Ended
                                                                                               -------------
                                                                                    June 29, 2005            June 30, 2004
                                                                                    -------------            -------------
                                                                                   (In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                          $   223,994              $   217,906
   Franchise and license revenue                                                          22,581                   21,835
                                                                                     -----------              -----------
      Total operating revenue                                                            246,575                  239,741
                                                                                     -----------              -----------
Costs of company restaurant sales:
   Product costs                                                                          56,577                   56,361
   Payroll and benefits                                                                   92,897                   90,018
   Occupancy                                                                              12,952                   12,142
   Other operating expenses                                                               31,419                   29,166
                                                                                     -----------              -----------
      Total costs of company restaurant sales                                            193,845                  187,687
Costs of franchise and license revenue                                                     7,452                    7,049
General and administrative expenses                                                       16,151                   14,228
Depreciation and amortization                                                             13,769                   14,194
Restructuring charges and exit costs, net                                                     86                     (519)
Impairment charges                                                                           265                      497
Gains on disposition of assets and other, net                                               (865)                    (158)
                                                                                     -----------              -----------
      Total operating costs and expenses                                                 230,703                  222,978
                                                                                     -----------              -----------
Operating income                                                                          15,872                   16,763
                                                                                     -----------              -----------
Other expenses:
   Interest expense, net                                                                  13,664                   19,457
   Other nonoperating expense (income), net                                                  (88)                       1
                                                                                     -----------              -----------
      Total other expenses, net                                                           13,576                   19,458
                                                                                     -----------              -----------
Income (loss) before income taxes                                                          2,296                   (2,695)
Provision for income taxes                                                                   227                      203
                                                                                     -----------              -----------
Net income (loss)                                                                    $     2,069              $    (2,898)
                                                                                     ===========              ===========

Net income (loss) per share:
   Basic                                                                             $      0.02              $     (0.07)
                                                                                     ===========              ===========
   Diluted                                                                           $      0.02              $     (0.07)
                                                                                     ===========              ===========

Weighted average shares outstanding:
   Basic                                                                                  90,771                   41,258
                                                                                     ===========              ===========
   Diluted                                                                                97,835                   41,258
                                                                                     ===========              ===========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                              Two Quarters Ended
                                                                                              ------------------
                                                                                    June 29, 2005            June 30, 2004
                                                                                    -------------            -------------
                                                                                   (In thousands, except per share amounts)
Revenue:
   Company restaurant sales                                                          $   442,009              $   425,668
   Franchise and license revenue                                                          44,615                   43,468
                                                                                     -----------              -----------
      Total operating revenue                                                            486,624                  469,136
                                                                                     -----------              -----------
Cost of company restaurant sales:
   Product costs                                                                         112,773                  109,436
   Payroll and benefits                                                                  184,556                  178,276
   Occupancy                                                                              26,049                   24,690
   Other operating expenses                                                               61,540                   57,205
                                                                                     -----------              -----------
      Total costs of company restaurant sales                                            384,918                  369,607
Costs of franchise and license revenue                                                    14,461                   14,217
General and administrative expenses                                                       32,219                   29,409
Depreciation and amortization                                                             27,039                   28,412
Restructuring charges and exit costs, net                                                  2,360                     (414)
Impairment charges                                                                           265                      497
Gains on disposition of assets and other, net                                             (1,750)                    (232)
                                                                                     -----------              -----------
      Total operating costs and expenses                                                 459,512                  441,496
                                                                                     -----------              -----------
Operating income                                                                          27,112                   27,640
                                                                                     -----------              -----------
Other expenses:
   Interest expense, net                                                                  26,876                   38,925
   Other nonoperating income, net                                                           (459)                     (64)
                                                                                     -----------              -----------
      Total other expenses, net                                                           26,417                   38,861
                                                                                     -----------              -----------
Income (loss) before income taxes                                                            695                  (11,221)
Provision for income taxes                                                                    86                      407
                                                                                     -----------              -----------
Net income (loss)                                                                    $       609              $   (11,628)
                                                                                     ===========              ===========

Net income (loss) per share:
   Basic                                                                             $      0.01              $     (0.28)
                                                                                     ===========              ===========
   Diluted                                                                           $      0.01              $     (0.28)
                                                                                     ===========              ===========

Weighted average shares outstanding:
   Basic and diluted                                                                      90,495                   41,161
                                                                                     ===========              ===========
   Diluted                                                                                98,019                   41,161
                                                                                     ===========              ===========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                    June 29, 2005       December 29, 2004
                                                                                    -------------       -----------------
                                                                                              (In thousands)
 Assets
 Current Assets:
    Cash and cash equivalents                                                        $    27,094              $    15,561
    Receivables, net                                                                      12,216                   12,375
    Inventories                                                                            8,041                    8,289
    Prepaid and other current assets                                                       6,342                    7,330
                                                                                     -----------              -----------
 Total Current Assets                                                                     53,693                   43,555
                                                                                     -----------              -----------

 Property, net                                                                           272,292                  285,401

 Other Assets:
    Goodwill                                                                              50,186                   50,186
    Intangible assets, net                                                                74,501                   77,484
    Deferred financing costs, net                                                         17,507                   19,108
    Other assets                                                                          25,930                   24,759
                                                                                     -----------              -----------
 Total Assets                                                                        $   494,109              $   500,493
                                                                                     ===========              ===========

 Liabilities
 Current Liabilities:
    Current maturities of notes and debentures                                       $     2,424              $     1,975
    Current maturities of capital lease obligations                                        3,396                    3,396
    Accounts payable                                                                      34,303                   42,647
    Other current liabilities                                                             86,471                   88,226
                                                                                     -----------              -----------
 Total Current Liabilities                                                               126,594                  136,244
                                                                                     -----------              -----------

 Long-Term Liabilities:
    Notes and debentures, less current maturities                                        518,018                  519,236
    Capital lease obligations, less current maturities                                    27,020                   28,149
    Liability for insurance claims                                                        30,424                   28,108
    Other noncurrent liabilities and deferred credits                                     52,194                   54,186
                                                                                     -----------              -----------
 Total Long-Term Liabilities                                                             627,656                  629,679
                                                                                     -----------              -----------
 Total Liabilities                                                                       754,250                  765,923
 Total Shareholders' Deficit                                                            (260,141)                (265,430)
                                                                                     -----------              -----------
 Total Liabilities and Shareholders' Deficit                                         $   494,109              $   500,493
                                                                                     ===========              ===========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
(Unaudited)

                                                                                                      Accumulated
                                                                         Additional   Accumulated        Other            Total
                                                     Common Stock         Paid-in       Earnings     Comprehensive    Shareholders'
                                                    Shares   Amount       Capital       (Deficit)    Income (Loss)      (Deficit)
                                                    ------   ------       -------       ---------    -------------      ---------
                                                                                   (In thousands)
   Balance, December 29, 2004                       89,987    $ 900      $ 510,686     $ (757,303)     $ (19,713)      $ (265,430)
                                                    ------     ----       --------      ---------       --------        ---------
      Net income                                        --       --             --            609             --              609
      Unrealized gain on hedged transaction             --       --             --             --            295              295
      Stock option expense                              --       --          1,891             --             --            1,891
      Issuance of common stock, pursuant to
       stock-based compensation plans                  373        3          1,635             --             --            1,638
      Exercise of common stock options                 662        7            849             --             --              856
                                                    ------      ---       --------      ---------       ---------       ---------
   Balance, June 29, 2005                           91,022    $ 910      $ 515,061     $ (756,694)     $ (19,418)      $ (260,141)
                                                    ======     ====       ========      =========       =========       =========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                              Two Quarters Ended
                                                                                              ------------------
                                                                                    June 29, 2005            June 30, 2004
                                                                                    -------------            -------------
                                                                                                (In thousands)
 Cash Flows from Operating Activities:
 Net income (loss)                                                                   $       609              $   (11,628)
 Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
    Depreciation and amortization                                                         27,039                   28,412
    Impairment charges                                                                       265                      497
    Restructuring charges and exit costs, net                                              2,360                     (414)
    Amortization of deferred financing costs                                               1,748                    3,187
    Gains on disposition of assets and other, net                                         (1,750)                    (232)
    Amortization of debt premium                                                             ---                     (920)
    Stock option expense                                                                   1,891                      ---
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
       Decrease (increase) in assets:
          Receivables                                                                      1,594                      997
          Inventories                                                                        248                     (541)
          Other current assets                                                               988                      807
          Other assets                                                                    (3,267)                  (1,048)
       Increase (decrease) in liabilities:
          Accounts payable                                                                (1,805)                  (3,767)
          Accrued salaries and vacations                                                  (2,911)                   5,768
          Accrued taxes                                                                      126                   (1,320)
          Other current liabilities                                                          456                    6,302
          Other noncurrent liabilities and deferred credits                                  612                     (901)
                                                                                     -----------              -----------
 Net cash flows provided by operating activities                                          28,203                   25,199
                                                                                     -----------              -----------

 Cash Flows from Investing Activities:
    Purchase of property                                                                 (15,182)                 (14,156)
    Proceeds from disposition of property                                                  3,278                      526
                                                                                     -----------              -----------
 Net cash flows used in investing activities                                             (11,904)                 (13,630)
                                                                                     -----------              -----------

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

                                                                                              Two Quarters Ended
                                                                                              ------------------
                                                                                    June 29, 2005            June 30, 2004
                                                                                    -------------            -------------
                                                                                                (In thousands)
  Cash Flows from Financing Activities:
     Net borrowings (repayments) under credit agreement                              $       ---              $    (9,350)
     Long-term debt payments                                                              (2,621)                  (2,338)
     Deferred financing costs paid                                                          (296)                     ---
     Proceeds from exercise of stock options                                                 856                      266
     Costs of equity issuance                                                                ---                     (483)
     Net bank overdrafts                                                                  (2,705)                  (2,989)
                                                                                     -----------              -----------
  Net cash flows used in financing activities                                             (4,766)                 (14,894)
                                                                                     -----------              -----------

  Increase (decrease) in cash and cash equivalents                                        11,533                   (3,325)

  Cash and Cash Equivalents at:
     Beginning of period                                                                  15,561                    7,363
                                                                                     -----------              -----------
     End of period                                                                   $    27,094              $     4,038
                                                                                     ===========              ===========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 29, 2005
(Unaudited)

Note 1.  General
         -------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc. and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 29, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2004 Annual Report on Form 10-K. The results of operations for the quarter ended June 29, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 28, 2005.

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

Restructuring charges and exit costs were comprised of the following:

                                                             Quarter Ended                         Two Quarters Ended
                                                             -------------                         ------------------
                                                    June 29, 2005       June 30, 2004        June 29, 2005      June 30, 2004
                                                    -------------       -------------        -------------      -------------
                                                                                  (In thousands)

Exit costs, net                                      $       (116)      $        (569)         $       747       $       (525)
Severance and other restructuring charges                     202                  50                1,613                111
                                                     ------------       -------------          -----------       ------------
    Total restructuring and exit costs               $         86       $        (519)         $     2,360       $       (414)
                                                     ============       =============          ===========       ============


The components of the change in accrued exit cost liabilities are as follows:

                                                      (In thousands)

         Balance, December 29, 2004                     $   9,841
         Provisions for units closed in 2005                  788
         Reversals of accrued exit costs, net                 (41)
         Payments, net                                     (1,378)
         Interest accretion                                   533
                                                        ---------
         Balance, June 29, 2005                         $   9,743
                                                        =========

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

                                                      (In thousands)

         Remainder of 2005                              $   1,337
         2006                                               1,895
         2007                                               1,373
         2008                                               1,328
         2009                                               1,359
         Thereafter                                         7,881
                                                        ---------
             Total                                         15,173
         Less imputed interest                              5,430
                                                        ---------
         Present value of exit cost liabilities         $   9,743
                                                        =========

At the beginning of fiscal 2005, the liability for severance and other restructuring charges was $0.1 million. During the two quarters ended June 29, 2005, an additional $1.6 million of expense was recorded, $1.3 million of which was paid during the same period. The remaining balance of $0.4 million is expected to be paid through the first two quarters of 2006.

Note 3.  Credit Facility
         ---------------

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

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower's option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The interest rates on the First Lien Facility and Second Lien Facility at June 29, 2005 were 6.44% and 8.45%, respectively.

At June 29, 2005, we had outstanding letters of credit of $37.5 million under our Revolving Facility, leaving net availability of $37.5 million. There were no revolving loans outstanding at June 29, 2005.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facilities as of June 29, 2005.

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

To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The components of the cash flow hedge included in accumulated other comprehensive income (loss) in the Condensed Consolidated Statement of Shareholders' Deficit for the quarter and two quarters ended June 29, 2005 and June 30, 2004 are as follows:

                                                                           Quarter Ended                    Two Quarters Ended
                                                                           -------------                    ------------------
                                                                   June 29, 2005    June 30, 2004     June 29, 2005    June 30, 2004
                                                                   -------------    -------------     -------------    -------------
                                                                                             (In thousands)
Interest expense recognized as a result of interest rate swaps     $        (128)   $         ---     $        (261)   $         ---
Unrealized gain (loss) for change in fair value of interest
  rate swaps                                                                (546)             ---               556              ---
                                                                   -------------    -------------     -------------    -------------
Net increase (decrease)in Accumulated Other Comprehensive
  Income (Loss)                                                    $        (674)   $         ---     $         295    $         ---
                                                                   =============    =============     =============    =============


The Company did not note any ineffectiveness in the hedge during the two quarters ended June 29, 2005. We do not enter into derivative financial instruments for trading or speculative purposes.

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

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are as follows:

                                                                      Pension Plan                     Other Defined Benefit Plans
                                                          ----------------------------------        --------------------------------
                                                                      Quarter Ended                           Quarter Ended
                                                                      -------------                           -------------
                                                          June 29, 2005        June 30, 2004        June 29, 2005      June 30, 2004
                                                          -------------        -------------        -------------      -------------
                                                                                         (In thousands)
         Service cost                                      $        115         $        120         $        ---       $         77
         Interest cost                                              738                  733                   59                 56
         Expected return on plan assets                            (756)                (699)                 ---                ---
         Amortization of net loss                                   220                  200                    8                  6
                                                           ------------         ------------         ------------       ------------
         Net periodic benefit cost                         $        317         $        354         $         67       $        139
                                                           ============         ============         ============       ============


                                                                     Pension Plan                      Other Defined Benefit Plans
                                                          ----------------------------------        --------------------------------
                                                                 Two Quarters Ended                       Two Quarters Ended
                                                                 ------------------                       ------------------
                                                          June 29, 2005        June 30, 2004        June 29, 2005      June 30, 2004
                                                          -------------        -------------        -------------      -------------
                                                                                         (In thousands)
         Service cost                                     $        230         $        240         $        ---       $        155
         Interest cost                                           1,476                1,466                  118                113
         Expected return on plan assets                         (1,513)              (1,398)                 ---                ---
         Amortization of net loss                                  441                  400                   16                 12
                                                           ------------         ------------         ------------       ------------
         Net periodic benefit cost                        $        634         $        708         $        134       $        280
                                                           ============         ============         ============       ============


We made contributions of $1.3 million and $0.6 million to our pension plan during the two quarters ended June 29, 2005 and June 30, 2004, respectively. We made contributions of $0.7 million and $0.1 million to our other defined benefit plans during the two quarters ended June 29, 2005 and June 30, 2004, respectively. We expect to contribute $1.9 million to our pension plan and $0.1 million to our other defined benefit plans during the remainder of fiscal 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                                           Quarter Ended                   Two Quarters Ended
                                                                           -------------                   ------------------
                                                                   June 29, 2005   June 30, 2004      June 29, 2005   June 30, 2004
                                                                   -------------   -------------      -------------   -------------
                                                                              (In thousands, except per share amounts)
  Reported net income (loss)                                       $      2,069    $      (2,898)     $        609    $     (11,628)
  Stock-based employee  compensation expense included in
    reported net income (loss), net of related taxes                      1,845              328             4,112             655
  Less total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                           (2,551)            (415)           (5,866)            (946)
                                                                   ------------     ------------       -----------    -------------
  Pro forma net income (loss)                                      $      1,363     $     (2,985)      $    (1,145)   $     (11,919)
                                                                   ============     =--=========       ===========    =============

  Income (loss) per share - as reported:
    Basic                                                          $       0.02     $      (0.07)      $      0.01    $       (0.28)
                                                                   ============     ============       ===========    =============
    Diluted                                                        $       0.02     $      (0.07)      $      0.01    $       (0.28)
                                                                   ============     ============       ===========    =============
  Income (loss) per share - pro forma:
    Basic                                                          $       0.02     $      (0.07)      $     (0.01)   $       (0.29)
                                                                   ============     ============       ===========    =============
    Diluted                                                        $       0.01     $      (0.07)      $     (0.01)   $       (0.29)
                                                                   =============    =============      ============   =============


Stock-based employee compensation expense, which is included as a component of general and administrative expenses, consisted of $0.7 million related to stock options and $1.2 million related to restricted stock units for the quarter ended June 29, 2005, and $0.3 million related to restricted stock units for the quarter ended June 30, 2004. Stock-based employee compensation expense consisted of $1.9 million related to stock options and $2.6 million related to the restricted stock units for the two quarters ended June 29, 2005, and $0.7 million related to restricted stock units for the two quarters ended June 30,

2004. Additionally, 0.3 million shares of common stock were issued during the two quarters ended June 29, 2005 related to restricted stock units earned.

Based on the number of options outstanding at June 29, 2005 and their related vesting period, compensation expense related to stock options is estimated to be $1.6 million for the remainder of fiscal 2005. Amounts of additional expense to be recorded related to restricted stock units will be dependent upon meeting certain performance measures and the fair market value of the stock over the performance and vesting periods. As of June 29, 2005, 3.0 million restricted stock units were outstanding, 1.0 million of which have vested.

Note 6.  Accumulated Other Comprehensive Income (Loss)
         ---------------------------------------------

The components of Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Statement of Shareholder's Deficit are as follows:


                                                                 June 29, 2005   December 29, 2004
                                                                 -------------   -----------------
        Additional minimum pension liability                     $    (19,713)         $   (19,713)
        Unrealized gain on hedged transaction                             295                  ---
                                                                 ------------          -----------
                                                                 $    (19,418)         $   (19,713)
                                                                 ============          ===========

Total comprehensive income (loss) for the two quarters ended June 29, 2005 and June 30, 2004 were $0.9 million and $(11.6) million, respectively.

Note 7.  Net Income (Loss) Per Share
         ---------------------------


                                                                         Quarter Ended                    Two Quarters Ended
                                                                 June 29, 2005   June 30, 2004      June 29, 2005   June 30, 2004
                                                                 -------------   -------------      -------------   -------------
                                                                             (In thousands, except per share amounts)
Numerator for basic and diluted income (loss) per share --
  income (loss) from continuing operations                       $       2,069   $      (2,898)     $         609   $     (11,628)
                                                                 =============   =============      =============   =============
Denominator:
Denominator for basic income (loss) per share--weighted
  average shares                                                        90,771          41,258             90,495          41,161
Effect of dilutive securities:
    Options                                                              5,103             ---              5,437             ---
    Restricted stock units and awards                                    1,961             ---              2,087             ---
                                                                 -------------   -------------      -------------   -------------

Denominator for diluted income (loss) per share--adjusted
  weighted average shares and assumed conversions of
  dilutive securities                                                   97,835          41,258             98,019          41,161
                                                                 =============   =============      =============   =============

Basic and diluted income (loss) per share from continuing
  operations                                                     $        0.02   $       (0.07)     $        0.01   $       (0.28)
                                                                 =============   =============      =============   =============
Stock options excluded (1)                                                 327           6,724                327           6,724
                                                                 =============   =============      =============   =============
Common stock warrants excluded (1)                                         ---           3,236                ---           3,236
                                                                 =============   =============      =============   =============

-----------------------------------------------

(1) Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive. The common stock warrants expired on January 7, 2005.

The dilutive effect of options and restricted stock units and awards outstanding is calculated using the treasury stock method.

Note 8.  Supplemental Cash Flow Information
         ----------------------------------

                                                     Two Quarters Ended
                                                     ------------------
                                            June 29, 2005         June 30, 2004
                                            -------------         -------------
                                                       (In thousands)

  Income taxes paid, net                    $        729          $        442
                                             ===========           ===========
  Interest paid                             $     22,179          $     35,793
                                             ===========           ===========

  Noncash financing activities:
    Capital leases entered into             $        589          $      1,801
                                             ===========           ===========
    Issuance of common stock,
     pursuant to stock-based
     compensation plans                     $      1,638          $        ---
                                             ===========           ===========


Note 9.  Implementation of New Accounting Standards
         ------------------------------------------

In December 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123 (Revised) (SFAS 123-R), "Share-Based Payment". This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the SEC announced the adoption of a rule that delays the effective date of SFAS 123-R. This standard will be effective as of the beginning of the Company's 2006 fiscal year and will apply to previously issued and unvested awards, as well as all awards granted, modified, cancelled or repurchased after the effective date. The Company is currently evaluating the expected impact that the adoption of SFAS 123-R will have on its financial condition or results of operations. Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options granted under the fair value method of SFAS 123 is presented in Note 5 to our Condensed Consolidated Financial Statements.

Note 10. Commitments and Contingencies
         -----------------------------

On September 24, 2002, the California Labor Commission filed a lawsuit in the Superior Court of California, County of Alameda against Denny's Inc. and Denny's Corporation for unpaid vacation benefits, penalties and interest. The lawsuit alleges that Denny's Vacation Pay Plan contains forfeiture clauses that are illegal under California law. Denny's has and intends to continue to vigorously defend this lawsuit, as well as to explore with the California Labor Commission alternatives for resolution of the lawsuit. Denny's is in the process of discovery and is investigating possible affirmative defenses. At this point, it is not possible to determine the total ultimate loss in this matter. Denny's has accrued $3.0 million of liabilities related to this case since its initial filing, approximately $1.0 million of which was recorded during the quarter ended June 29, 2005 based on the current status of mediation efforts.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty. However, we believe, based on our examination of these matters and our experience to date, that the ultimate disposition of them will not significantly affect our financial position, results of operations or cash flows.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The following discussion is intended to highlight significant changes in our financial position as of June 29, 2005 and results of operations for the quarter and two quarters ended June 29, 2005 compared with the quarter and two quarters ended June 30, 2004. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 29, 2004 and in Exhibit 99 thereto.


Statements of Operations
------------------------

                                                              Quarter Ended                           Two Quarters Ended
                                                              -------------                           ------------------
                                                    June 29, 2005        June 30, 2004          June 29, 2005       June 30, 2004
                                                 -----------------    -----------------      -----------------    -----------------
                                                           (Dollars in thousands)                    (Dollars in thousands)
Revenue:
  Company restaurant sales...................... $ 223,994   90.8%    $ 217,906   90.9%      $ 442,009   90.8%    $ 425,668   90.7%
  Franchise and license revenue.................    22,581    9.2%       21,835    9.1%         44,615    9.2%       43,468    9.3%
                                                 ---------  ------    ---------  ------      ---------  ------    ---------  ------
     Total operating revenue....................   246,575  100.0%      239,741  100.0%        486,624  100.0%      469,136  100.0%
                                                 ---------  ------    ---------  ------      ---------  ------    ---------  ------

Costs of company restaurant sales (a):
  Product costs................................     56,577   25.3%       56,361   25.9%        112,773   25.5%      109,436   25.7%
  Payroll and benefits.........................     92,897   41.5%       90,018   41.3%        184,556   41.8%      178,276   41.9%
  Occupancy....................................     12,952    5.8%       12,142    5.6%         26,049    5.9%       24,690    5.8%
  Other operating expenses.....................     31,419   14.0%       29,166   13.4%         61,540   13.9%       57,205   13.4%
                                                 ---------  ------    ---------  -------     ---------  ------    ---------  ------
     Total costs of company restaurant sales...    193,845   86.5%      187,687   86.1%        384,918   87.1%      369,607   86.8%

Costs of franchise and license revenue (a).....      7,452   33.0%        7,049   32.3%         14,461   32.4%       14,217   32.7%

General and administrative expenses............     16,151    6.6%       14,228    5.9%         32,219    6.6%       29,409    6.3%
Depreciation and amortization..................     13,769    5.6%       14,194    5.9%         27,039    5.6%       28,412    6.1%
Restructuring charges and exit costs, net......         86    0.0%         (519)  (0.2%)         2,360    0.5%         (414)  (0.1%)
Impairment charges.............................        265    0.1%          497    0.2%            265    0.1%          497    0.1%
Gains on disposition of assets and other, net..       (865)  (0.4%)        (158)  (0.1%)        (1,750)  (0.4%)        (232)   0.0%
                                                 ---------  ------    ---------  ------      ---------  ------    ---------  ------
     Total operating costs and expenses........    230,703   93.6%      222,978   93.0%        459,512   94.4%      441,496   94.1%
                                                 ---------  ------    ---------  ------      ---------  ------    ---------  ------
Operating income...............................     15,872    6.4%       16,763    7.0%         27,112    5.6%       27,640    5.9%
                                                 ---------  ------    ---------  ------      ---------  ------    ---------  ------
Other expenses:
  Interest expense, net........................     13,664    5.5%       19,457    8.1%         26,876    5.5%       38,925    8.3%
  Other nonoperating expense (income), net.....        (88)   0.0%            1    0.0%           (459)  (0.1%)         (64)   0.0%
                                                 ---------  ------    ---------  ------      ---------  ------    ---------  ------
     Total other expenses, net.................     13,576    5.5%       19,458    8.1%         26,417    5.4%       38,861    8.3%
                                                 ---------  ------    ---------  ------      ---------- ------    ---------  ------
Income (loss) before income taxes..............      2,296    0.9%       (2,695)  (1.1%)           695    0.1%      (11,221)  (2.4%)
Provision for income taxes.....................        227    0.1%          203    0.1%             86    0.0%          407    0.1%
                                                 ---------  ------    ---------  ------      ---------  ------    ---------  ------
Net income (loss) .............................  $   2,069    0.8%    $  (2,898)  (1.2%)     $     609    0.1%    $ (11,628)  (2.5%)
                                                 =========  ======    =========  ======      =========  ======    =========  ======

Other Data:
Company-owned average unit sales...............  $   411.4             $  393.0               $  809.4             $  766.1
Same-store sales increase (company-owned) (b)..        4.1%                 4.6%                   5.2%                 5.5%
  Guest check average increase (b).............        5.1%                 3.4%                   4.2%                 3.2%
  Guest count increase (decrease) (b)..........       (1.0%)                1.1%                   1.0%                 2.2%

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


Unit Activity
-------------

                                             Ending           Units                        Ending            Ending
                                             Units           Opened/       Units           Units             Units
                                         March 30, 2005      Acquired      Closed      June 29, 2005     June 30, 2004
                                         --------------      --------      ------      -------------     -------------
Company-owned restaurants                         549           ---          (1)               548             556
Franchised and licensed restaurants             1,037            12          (9)             1,040           1,063
                                                -----           ---          --              -----           -----
                                                1,586            12         (10)             1,588           1,619
                                                =====           ===         ===              =====           =====


Quarter Ended June 29, 2005 Compared with Quarter Ended June 30, 2004
---------------------------------------------------------------------

Company Restaurant Operations

During the quarter ended June 29, 2005, we realized a 4.1% increase in same-store sales, comprised of a 5.1% increase in guest check average and a 1.0% decrease in guest counts. Company restaurant sales increased $6.1 million (2.8%). Higher sales resulted primarily from the increase in same-store sales for the current quarter partially offset by a nine equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 86.5% from 86.1%. Product costs decreased to 25.3% from 25.9% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits increased to 41.5% from 41.3% due to higher investments in labor, wage rate increases and higher fringe benefit related costs. These cost increases were partially offset by a reduction in management bonuses and favorability in health benefit costs. Occupancy costs increased slightly to 5.8% from 5.6% as a result of higher sales based rents. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                                       Quarter Ended
                                                       -------------
                                             June 29, 2005        June 30, 2004
                                           ----------------     ----------------
                                                  (Dollars in Thousands)

Utilities                                  $  9,703    4.3%     $   9,376   4.3%
Repairs and maintenance                       4,424    2.0%         4,171   1.9%
Marketing                                     7,507    3.4%         7,775   3.6%
Other                                         9,785    4.3%         7,844   3.6%
                                            -------   -----     ---------   ----
  Other operating expenses                 $ 31,419   14.0%     $  29,166  13.4%
                                           ========   =====     =========  =====

Other operating expenses for the quarter ended June 29, 2005 includes an increase of $1.0 million in legal settlement expense relating to pending litigation. See Note 10 to our Condensed Consolidated Financial Statements.

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

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

                                                      Quarter Ended
                                                      -------------
                                            June 29, 2005         June 30, 2004
                                          ----------------      ----------------
                                                 (Dollars in Thousands)

Royalties and initial fees                $ 14,892   65.9%      $ 14,018   64.2%
Occupancy revenue                            7,689   34.1%         7,817   35.8%
                                          --------  ------      --------  ------
  Franchise and license revenue             22,581  100.0%        21,835  100.0%
                                          ========  ======      ========  ======

Occupancy costs                              5,180   22.9%         5,216   23.9%
Other direct costs                          2,272   10.1%         1,833    8.4%
                                          --------  ------      --------  ------
  Costs of franchise and license revenue  $  7,452   33.0%      $  7,049   32.3%
                                          ========  ======      ========  ======

The revenue increase of $0.7 million (3.4%) resulted from a 6.1% increase in franchisee same-store sales. The increase was partially offset by a twenty-seven equivalent-unit decrease in franchise and licensed units due to unit closures.

Costs of franchise and license revenue increased $0.4 million (5.7%). The increase as a percentage of franchise and license revenue was primarily due to $0.2 million of bad debt expense related to a long-term receivable from a franchisee and costs associated with twelve franchise restaurant openings during the quarter. These increased costs were partially offset by lower occupancy costs compared to the prior year as a result of the decrease in the number of franchise and licensed units.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

                                                          Quarter Ended
                                                          -------------
                                                 June 29, 2005    June 30, 2004
                                                 -------------    -------------
                                                     (Dollars in Thousands)

   Stock-based compensation                      $       2,048     $        328
   Transaction costs                                       ---              560
   Other general and administrative expenses            14,103           13,340
                                                 -------------     ------------
   Total general and administrative expenses     $      16,151     $     14,228
                                                 =============     ============

The increase in stock-based compensation costs resulted from the issuance of stock options and restricted stock units during the fourth quarter of 2004. Additional information related to stock-based compensation is presented in Note 5 to our Condensed Consolidated Financial Statements. Transaction costs recorded in the 2004 quarter represented costs associated with the refinancing transactions completed in the third and fourth quarters of 2004 as further discussed below.

Depreciation and amortization decreased slightly to $13.8 million in the second quarter of 2005 from $14.2 million in the second quarter of 2004.

Gains on disposition of assets and other, net of $0.9 million in the second quarter of 2005 and $0.2 million in the second quarter of 2004 primarily represent gains on cash sales of surplus properties.

Operating income was $15.9 million for the quarter ended June 29, 2005 compared with $16.8 million for the quarter ended June 30, 2004.

Interest expense, net for the quarter ended June 29, 2005 was comprised of $14.0 million of interest expense offset by $0.4 million of interest income, compared with $19.8 million of interest expense offset by $0.3 million of interest income for the quarter ended June 30, 2004. The decrease in interest expense is attributable to a reduction in both outstanding borrowings and interest rates as a result of the refinancing transactions completed in the third and fourth quarters of 2004. These refinancing transactions generally consisted of a private placement of common stock, refinancing our previous credit facilities, issuing new senior notes, and repurchasing previously issued senior notes.

The provision for income taxes was $0.2 million for each of the quarters ended June 29, 2005 and June 30, 2004. The provision for income taxes for the quarter ended June 29, 2005 was determined using our effective tax rate estimated for the entire fiscal year, as the Company currently expects to have income for the entire fiscal year. The provision for income taxes for the quarter ended June 30, 2004 primarily represents gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in income or loss before income taxes.

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

Net income was $2.1 million for the quarter ended June 29, 2005 compared with a net loss of $2.9 million for the quarter ended June 30, 2004 due to the factors noted above.


Two Quarters Ended June 29, 2005 Compared with Two Quarters Ended June 30, 2004
-------------------------------------------------------------------------------

Company Restaurant Operations

During the two quarters ended June 29, 2005, we realized a 5.2% increase in same-store sales, comprised of a 4.2% increase in guest check average and a 1.0% increase in guest counts. Company restaurant sales increased $16.3 million (3.8%). Higher sales resulted primarily from the increase in same-store sales for the current quarter partially offset by a nine equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 87.1% from 86.8%. Product costs decreased to 25.5% from 25.7% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits decreased slightly to 41.8% from 41.9% due to a reduction in management bonuses and favorability in health benefit costs. These cost reductions were partially offset by higher investments in labor, wage rate increases and higher fringe benefit related costs. Occupancy costs increased slightly to 5.9% from 5.8% as a result of higher sales based rents. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                                     Two Quarters Ended
                                                     ------------------
                                             June 29, 2005        June 30, 2004
                                           ----------------     ----------------
                                                   (Dollars in Thousands)

Utilities                                  $ 19,998    4.5%     $  19,216   4.5%
Repairs and maintenance                       8,944    2.0%         7,518   1.8%
Marketing                                    14,783    3.3%        15,239   3.6%
Other                                        17,815    4.1%        15,232   3.5%
                                            -------   -----     ---------   ----
  Other operating expenses                 $ 61,540   13.9%     $  57,205  13.4%
                                           ========   =====     =========  =====


Other operating expenses for the two quarters ended June 29, 2005 includes an increase of $1.0 million in legal settlement expense relating to pending litigation. See Note 10 to our Condensed Consolidated Financial Statements.


Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

                                                   Two Quarters Ended
                                                   ------------------
                                            June 29, 2005         June 30, 2004
                                           ----------------      ---------------
                                                  (Dollars in Thousands)

Royalties and initial fees                 $ 29,121   65.3%     $ 27,925   64.2%
Occupancy revenue                            15,494   34.7%       15,543   35.8%
                                           --------  ------     --------  ------
  Franchise and license revenue              44,615  100.0%       43,468  100.0%
                                           ========  ======     ========  ======

Occupancy costs                              10,448   23.4%       10,603   24.4%
Other direct costs                            4,013    9.0%        3,614    8.3%
                                           --------  ------     --------  ------
  Costs of franchise and license revenue   $ 14,461   32.4%     $ 14,217   32.7%
                                           ========  ======     ========  ======

The revenue increase of $1.1 million (2.6%) resulted from a 6.6% increase in franchisee same-store sales. The increase was partially offset by a twenty-six equivalent-unit decrease in franchise and licensed units due to unit closures.

Costs of franchise and license revenue increased $0.2 million (1.7%). The increase as a percentage of franchise and license revenue was primarily due to increased franchise operations personnel incentive compensation and costs associated with thirteen franchise restaurant openings during the two quarters ended June 29, 2005. These increased costs were partially offset by lower occupancy costs compared to the prior year as a result of the decrease in the number of franchise and licensed units.


Other Operating Costs and Expenses

General and administrative expenses are comprised of the following:

                                                       Two Quarters Ended
                                                       ------------------
                                                 June 29, 2005    June 30, 2004
                                                 -------------    -------------
                                                     (Dollars in Thousands)

   Stock-based compensation                      $       4,692     $        655
   Transaction costs                                       ---            2,542
   Other general and administrative expenses            27,527           26,212
                                                 -------------     ------------
   Total general and administrative expenses     $      32,219     $     29,409
                                                 =============     ============


The increase in stock-based compensation costs resulted from the issuance of stock options and restricted stock units during the fourth quarter of 2004. Additional information related to stock-based compensation is presented in Note 5 to our Condensed Consolidated Financial Statements. Transaction costs recorded in the 2004 quarters represented costs associated with the refinancing transactions completed in the third and fourth quarters of 2004 as further discussed below.

Depreciation and amortization decreased $1.4 million in the first two quarters of 2005 primarily resulting from certain assets becoming fully depreciated at the end of 2004.

Gains on disposition of assets and other, net of $1.8 million in the first two quarters of 2005 and $0.2 million in the first two quarters of 2004 primarily represent gains on cash sales of surplus properties.

Operating income was $27.1 million for the two quarters ended June 29, 2005 compared with $27.6 million for the two quarters ended June 30, 2004.

Interest expense, net for the two quarters ended June 29, 2005 was comprised of $27.6 million of interest expense offset by $0.7 million of interest income, compared with $39.6 million of interest expense offset by $0.7 million of interest income for the two quarters ended June 30, 2004. The decrease in interest expense resulted from the completion of our refinancing transactions during the third and fourth quarters of 2004.

The provision for income taxes was $0.1 million for the two quarters ended June 29, 2005 compared with $0.4 million for the two quarters ended June 30, 2004. The provision for income taxes for the two quarters ended June 29, 2005 was determined using our effective tax rate estimated for the entire fiscal year, as the Company currently expects to have income for the entire fiscal year. The provision for income taxes for the two quarters ended June 30, 2004 primarily represents gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in income or loss before income taxes.

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

Net income was $0.6 million for the two quarters ended June 29, 2005 compared with net loss of $11.6 million for the two quarters ended June 30, 2004 due to the factors noted above.


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

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower's option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The interest rates on the First Lien Facility and Second Lien Facility at June 29, 2005 were 6.44% and 8.45%, respectively.

At June 29, 2005, we had outstanding letters of credit of $37.5 million under our Revolving Facility, leaving net availability of $37.5 million. There were no revolving loans outstanding at June 29, 2005.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of June 29, 2005.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the two quarters ended June 29, 2005, our capital expenditures were $15.8 million. Of that amount, approximately $0.6 million was financed through capital leases. Capital expenditures during 2005 are expected to total between approximately $55 million and $65 million; however, we are not committed to spending this amount and could spend more or less if circumstances require.

Our working capital deficit was $72.9 million at June 29, 2005 compared with $92.7 million at December 29, 2004. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards
------------------------------------------

See Note 9 to our Condensed Consolidated Financial Statements.

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

Based on the levels of borrowings under the Credit Facilities at June 29, 2005, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $2.7 million, after considering the impact of the interest rate swap. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facilities at June 29, 2005. However, the nature and amount of our borrowings under the Credit Facilities may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $181.9 million, compared with a book value of $176.0 million at June 29, 2005. This fair value computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at June 29, 2005 relates primarily to market quotations for our 10% Senior Notes due 2012.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 24, 2002, the California Labor Commission filed a lawsuit in the Superior Court of California, County of Alameda against Denny's Inc. and Denny's Corporation for unpaid vacation benefits, penalties and interest. The lawsuit alleges that Denny's Vacation Pay Plan contains forfeiture clauses that are illegal under California law. Denny's has and intends to continue to vigorously defend this lawsuit, as well as to explore with the California Labor Commission alternatives for resolution of the lawsuit. Denny's is in the process of discovery and is investigating possible affirmative defenses. At this point, it is not possible to determine the total ultimate loss in this matter. Denny's has accrued $3.0 million of liabilities related to this case since its initial filing, approximately $1.0 million of which was recorded during the quarter ended June 29, 2005 based on the current status of mediation efforts.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty. However, we believe, based on our examination of these matters and our experience to date, that the ultimate disposition of them will not significantly affect our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Denny's Corporation was held on Wednesday, May 25, 2005, and the following matters were voted on by the stockholders of Denny's Corporation:

(i)    Election of Directors
       ---------------------
                                                                Votes Against
       Name                           Votes For                  or Withheld
       ----                           ---------                  -----------
       Vera K. Farris                 63,042,817                   164,809
       Vada Hill                      63,094,087                   113,539
       Brenda J. Lauderback           63,010,431                   197,195
       Nelson J. Marchioli            63,094,222                   113,404
       Robert E. Marks                63,094,022                   113,604
       Michael Montelongo             63,086,094                   121,532
       Henry Nasella                  63,087,419                   120,207
       Donald R. Shepherd             63,093,224                   114,402
       Debra Smithart-Oglesby         63,093,975                   113,651

(ii) Ratification of the Selection of KPMG LLP as Auditors for the 2005 fiscal
     -------------------------------------------------------------------------
     year
     ----

        Votes For                     Votes Against             Votes Abstaining
        ---------                     -------------             ----------------
       63,184,938                        13,626                      9,062

(iii) Approval of an Amendment to the Denny's Corporation 2004 Omnibus Incentive
      -------------------------------------------------------------------------
      Plan
      ----

        Votes For                     Votes Against             Votes Abstaining
        ---------                     -------------             ----------------
       40,742,181                       1,774,050                 20,027,190



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

      10.1        Employment Agreement between Denny's Corporation and Nelson J.
                  Marchioli dated May 11, 2005 (incorporated by reference to
                  Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2005).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DENNY'S CORPORATION

Date:    August 5, 2005                    By:   /s/ Rhonda J. Parish
                                                 -----------------------------
                                                 Rhonda J. Parish
                                                 Executive Vice President,
                                                 Chief Administrative Officer,
                                                 General Counsel and Secretary

Date:    August 5, 2005                    By:   /s/ Andrew F. Green
                                                 -----------------------------
                                                 Andrew F. Green
                                                 Senior Vice President and
                                                 Chief Financial Officer