Form 10-Q
period 2005-09-28
DENNYS CORP
filed 2005-11-07
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2005 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

                         Commission file number 0-18051
                                                -------

                               DENNY'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3487402
-------------------------------                   ------------------------------

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

                    Yes   [X]                  No   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes   [ ]                  No   [X]

As of October 31, 2005, 91,696,328 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                         Quarter Ended
                                                                                         -------------
                                                                       September 28, 2005              September 29, 2004
                                                                       ------------------              ------------------
                                                                            (In thousands, except per share amounts)
Revenue:
     Company restaurant sales                                              $  225,824                      $  224,330
     Franchise and license revenue                                             22,898                          22,815
                                                                           ----------                      ----------
        Total operating revenue                                               248,722                         247,145
                                                                           ----------                      ----------
Costs of company restaurant sales:
     Product costs                                                             56,712                          58,328
     Payroll and benefits                                                      94,289                          91,929
     Occupancy                                                                 12,211                          12,850
     Other operating expenses                                                  38,483                          30,913
                                                                           ----------                      ----------
        Total costs of company restaurant sales                               201,695                         194,020
Costs of franchise and license revenue                                          7,069                           6,948
General and administrative expenses                                            14,654                          16,727
Depreciation and amortization                                                  13,818                          13,529
Restructuring charges and exit costs                                            2,056                           1,080
Impairment charges                                                                320                             195
Gains on disposition of assets and other, net                                     (40)                           (998)
                                                                           ----------                      ----------
        Total operating costs and expenses                                    239,572                         231,501
                                                                           ----------                      ----------
Operating income                                                                9,150                          15,644
                                                                           ----------                      ----------
Other expenses:
     Interest expense, net                                                     13,934                          17,556
     Other nonoperating expense (income), net                                     (86)                          9,699
                                                                           ----------                      ----------
        Total other expenses, net                                              13,848                          27,255
                                                                           ----------                      ----------
Loss before income taxes                                                       (4,698)                        (11,611)
Provision for (benefit from) income taxes                                      (1,264)                            202
                                                                           ----------                      ----------
Net loss                                                                   $   (3,434)                     $  (11,813)
                                                                           ==========                      ==========

Per share amounts:
     Basic and diluted net loss per share                                  $    (0.04)                     $    (0.14)
                                                                           ==========                      ==========

Weighted average shares outstanding:
     Basic and diluted                                                         91,363                          86,614
                                                                           ==========                      ==========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                    Three Quarters Ended
                                                                                    --------------------
                                                                       September 28, 2005            September 29, 2004
                                                                       ------------------            ------------------
Revenue:
     Company restaurant sales                                              $  667,833                     $  649,998
     Franchise and license revenue                                             67,513                         66,283
                                                                           ----------                     ----------
        Total operating revenue                                               735,346                        716,281
                                                                           ----------                     ----------
Cost of company restaurant sales:
     Product costs                                                            169,485                        167,764
     Payroll and benefits                                                     278,845                        270,205
     Occupancy                                                                 38,261                         37,540
     Other operating expenses                                                 100,022                         88,118
                                                                           ----------                     ----------
        Total costs of company restaurant sales                               586,613                        563,627
Costs of franchise and license revenue                                         21,530                         21,165
General and administrative expenses                                            46,873                         46,136
Depreciation and amortization                                                  40,857                         41,941
Restructuring charges and exit costs                                            4,416                            666
Impairment charges                                                                585                            692
Gains on disposition of assets and other, net                                  (1,790)                        (1,230)
                                                                           ----------                     ----------
        Total operating costs and expenses                                    699,084                        672,997
                                                                           ----------                     ----------
Operating income                                                               36,262                         43,284
                                                                           ----------                     ----------
Other expenses:
     Interest expense, net                                                     40,810                         56,481
     Other nonoperating expense (income), net                                    (545)                         9,635
                                                                           ----------                     ----------
        Total other expenses, net                                              40,265                         66,116
                                                                           ----------                     ----------
Loss before income taxes                                                       (4,003)                       (22,832)
Provision for (benefit from) income taxes                                      (1,178)                           609
                                                                           ----------                     ----------
Net loss                                                                   $   (2,825)                    $  (23,441)
                                                                           ==========                     ==========

Per share amounts:
     Basic and diluted net loss per share:                                 $    (0.03)                    $    (0.42)
                                                                           ==========                     ==========

Weighted average shares outstanding:
     Basic and diluted                                                         90,785                         56,312
                                                                           ==========                    ===========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                       September 28, 2005           December 29, 2004
                                                                       ------------------           -----------------
                                                                                       (In thousands)
              Assets
              Current Assets:
                 Cash and cash equivalents                                 $   27,828                    $   15,561
                 Receivables, net                                              15,854                        12,375
                 Inventories                                                    7,752                         8,289
                 Prepaid and other current assets                               9,244                         7,330
                                                                           ----------                    ----------
              Total Current Assets                                             60,678                        43,555
                                                                           ----------                    ----------

              Property, net                                                   274,423                       285,401

              Other Assets:
                 Goodwill                                                      50,186                        50,186
                 Intangible assets, net                                        73,126                        77,484
                 Deferred financing costs, net                                 16,634                        19,108
                 Other assets                                                  23,102                        24,759
                                                                           ----------                    ----------
              Total Assets                                                 $  498,149                    $  500,493
                                                                           ==========                    ==========


              Liabilities
              Current Liabilities:
                 Current maturities of notes and debentures                $    2,429                    $    1,975
                 Current maturities of capital lease obligations                3,841                         3,396
                 Accounts payable                                              35,948                        42,647
                 Other current liabilities                                     90,319                        88,226
                                                                           ----------                    ----------
              Total Current Liabilities                                       132,537                       136,244
                                                                           ----------                    ----------

              Long-Term Liabilities:
                 Notes and debentures, less current maturities                516,851                       519,236
                 Capital lease obligations, less current maturities            27,008                        28,149
                 Liability for insurance claims                                30,951                        28,108
                 Other noncurrent liabilities and deferred credits             51,581                        54,186
                                                                           ----------                    ----------
              Total Long-Term Liabilities                                     626,391                       629,679
                                                                           ----------                    ----------
              Total Liabilities                                               758,928                       765,923
              Total Shareholders' Deficit                                    (260,779)                     (265,430)
                                                                           ----------                    ----------
              Total Liabilities and Shareholders' Deficit                  $  498,149                    $  500,493
                                                                           ==========                    ==========


                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
(Unaudited)

                                                                                                   Accumulated
                                                                    Additional                        Other              Total
                                                 Common Stock         Paid-in     Accumulated     Comprehensive      Shareholders'
                                               Shares    Amount       Capital       Deficit       Income/(Loss)         Deficit
                                               ------    ------       -------       -------       -------------         -------
                                                                                (In thousands)

Balance, December 29, 2004                     89,987    $  900     $ 510,686     $(757,303)       $  (19,713)       $ (265,430)
                                               ------    ------     ---------     ---------        ----------        ----------
     Net loss                                     ---       ---           ---        (2,825)              ---            (2,825)
     Unrealized gain on hedged transaction        ---       ---           ---           ---             1,053             1,053
     Stock option expense                         ---       ---         2,846           ---               ---             2,846
     Issuance of common stock pursuant to
        stock-based compensation plans            378         4         1,664           ---               ---             1,668
     Exercise of common stock options           1,331        13         1,896           ---               ---             1,909
                                               ------    ------     ---------     ---------        ----------       -----------
Balance, September 28, 2005                    91,696    $  917     $ 517,092     $(760,128)       $  (18,660)       $ (260,779)
                                               ======    ======     =========     =========        ==========       ===========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                      Three Quarters Ended
                                                                                                      --------------------
                                                                                            September 28, 2005    September 29, 2004
                                                                                            ------------------    ------------------
                                                                                                         (In thousands)
Cash Flows from Operating Activities:
Net loss                                                                                        $   (2,825)           $  (23,441)
Adjustments to reconcile net loss to cash flows provided by operating activities:
     Depreciation and amortization                                                                  40,857                41,941
     Impairment charges                                                                                585                   692
     Restructuring charges and exit costs                                                            4,416                   666
     Amortization of deferred financing costs                                                        2,620                 4,665
     Gains on disposition of assets and other, net                                                  (1,790)               (1,230)
     Amortization of debt premium                                                                      ---                (1,369)
     Stock option expense                                                                            2,846                   ---
     Loss on early extinguishment of debt                                                              ---                 9,695
     Changes in assets and liabilities, net of effects of acquisitions and dispositions:
        Decrease (increase) in assets:
           Receivables                                                                               2,622                 2,099
           Inventories                                                                                 537                   (77)
           Other current assets                                                                     (1,914)               (1,255)
           Other assets                                                                             (4,551)                 (994)
        Increase (decrease) in liabilities:
           Accounts payable                                                                         (3,124)               (3,180)
           Accrued salaries and vacations                                                           (7,242)                5,122
           Accrued taxes                                                                               470                   961
           Other current liabilities                                                                 6,265               (13,759)
           Other noncurrent liabilities and deferred credits                                           559                (4,793)
                                                                                                ----------            ----------
Net cash flows provided by operating activities                                                     40,331                15,743
                                                                                                ----------            ----------

Cash Flows from Investing Activities:
     Purchase of property                                                                          (28,621)              (22,152)
     Proceeds from disposition of property                                                           3,392                 2,111
     Change in restricted cash                                                                         ---              (216,423)
                                                                                                ----------            ----------
Net cash flows used in investing activities                                                        (25,229)             (236,464)
                                                                                                ----------            ----------

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

                                                                                                      Three Quarters Ended
                                                                                                      --------------------
                                                                                            September 28, 2005    September 29, 2004
                                                                                            ------------------    ------------------
                                                                                                         (In thousands)
Cash Flows from Financing Activities:
     Net borrowings under credit agreements                                                     $      ---             $ 293,900
     Net bank overdrafts                                                                               259                  (958)
     Long-term debt payments                                                                        (4,707)             (122,274)
     Deferred financing costs paid                                                                    (296)              (13,054)
     Debt retirement costs                                                                             ---                (7,313)
     Proceeds from exercise of stock options                                                         1,909                   355
     Proceeds from equity issuance, net                                                                ---                90,044
                                                                                                ----------             ----------
Net cash flows provided by (used in) financing activities                                           (2,835)              240,700
                                                                                                ----------             ---------

Increase in cash and cash equivalents                                                               12,267                19,979

Cash and Cash Equivalents at:
     Beginning of period                                                                            15,561                 7,363
                                                                                                ----------             ---------
     End of period                                                                              $   27,828             $  27,342
                                                                                                ==========             =========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 28, 2005
(Unaudited)

Note 1.  General
         -------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc., or Denny's Holdings, and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 29, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2004 Annual Report on Form 10-K. The results of operations for the quarter ended September 28, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 28, 2005.

Note 2.  Restructuring Charges and Exit Costs
         ------------------------------------

Restructuring charges and exit costs consist primarily of severance and outplacement costs for terminated employees, and the costs of future obligations related to closed units.

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

Restructuring charges and exit costs were comprised of the following:

                                                            Quarter Ended                               Three Quarters Ended
                                                            -------------                               --------------------
                                              September 28, 2005   September 29, 2004      September 28, 2005    September 29, 2004
                                              ------------------   ------------------      ------------------    ------------------
                                                                                  (In thousands)
Exit costs                                         $    783             $    964                 $  1,530              $   439
Severance and other restructuring charges             1,273                  116                    2,886                  227
                                                   --------             --------                 --------              -------
     Total restructuring and exit costs            $  2,056             $  1,080                 $  4,416              $   666
                                                   ========             ========                 ========              =======

                                       8

The components of the change in accrued exit cost liabilities are as follows:

                                                                  (In thousands)
       Balance, December 29, 2004                                  $     9,841
       Provisions for units closed in 2005                               1,018
       Change in estimates of accrued exit costs, net                      512
       Payments, net                                                    (2,223)
       Interest accretion                                                  798
                                                                   -----------
       Balance, September 28, 2005                                 $     9,946
                                                                   ===========


Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

                                                                  (In thousands)
       Remainder of 2005                                           $       703
       2006                                                              2,175
       2007                                                              1,491
       2008                                                              1,437
       2009                                                              1,444
       Thereafter                                                        8,202
                                                                   -----------
          Total                                                         15,452
       Less imputed interest                                             5,506
                                                                   -----------
       Present value of exit cost liabilities                      $     9,946
                                                                   ===========



At the beginning of fiscal 2005, the liability for severance and other restructuring charges was $0.1 million. During the three quarters ended September 28, 2005, an additional $2.9 million of expense was recorded, $2.7 million of which was paid during the same period. The remaining balance of $0.3 million is expected to be paid through the first two quarters of 2006.

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

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrowers' option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The interest rates on the First Lien Facility and Second Lien Facility at September 28, 2005 were 6.99% and 8.88%, respectively.

At September 28, 2005, we had outstanding letters of credit of $43.5 million under our Revolving Facility, leaving net availability of $31.5 million. There were no revolving loans outstanding at September 28, 2005.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facilities as of September 28, 2005.

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

To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The components of the cash flow hedge included in accumulated other comprehensive income (loss) in the Condensed Consolidated Statement of Shareholders' Deficit for the quarter and three quarters ended September 28, 2005 and September 29, 2004 are as follows:

                                                               Quarter Ended                          Three Quarters Ended
                                                               -------------                          --------------------
                                                 September 28, 2005   September 29, 2004     September 28, 2005   September 29, 2004
                                                 ------------------   ------------------     ------------------   ------------------
                                                                                    (In thousands)

Interest expense recognized as a result of
  interest rate swaps                                $    (52)           $     ---               $    (313)           $     ---

Unrealized  gain for change in fair value of
  interest swap rates                                     810                  ---                   1,366                  ---
                                                     --------            ---------               ---------            ---------
Net increase in Accumulated Other
  Comprehensive Income (Loss)                        $    758            $     ---               $   1,053            $     ---
                                                     ========            =========               =========            =========


The Company did not note any ineffectiveness in the hedge during the three quarters ended September 28, 2005. We do not enter into derivative financial instruments for trading or speculative purposes.

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

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are as follows:

                                                    Pension Plan                                 Other Defined Benefit Plans
                                    --------------------------------------------         -------------------------------------------
                                                    Quarter Ended                                       Quarter Ended
                                                    -------------                                       -------------
                                    September 28, 2005        September 29, 2004         September 28, 2005       September 29, 2004
                                    ------------------        ------------------         ------------------       ------------------
                                                                             (In thousands)

Service cost                             $    115                   $    120                   $    ---                 $    78
Interest cost                                 739                        734                         59                      57
Expected return on plan assets               (757)                      (700)                       ---                     ---
Amortization of net loss                      221                        201                          8                       6
                                         --------                   --------                   --------                 -------
Net periodic benefit cost                $    318                   $    355                   $     67                 $   141
                                         ========                   ========                   ========                 =======



                                                    Pension Plan                                 Other Defined Benefit Plans
                                    --------------------------------------------         -------------------------------------------
                                                Three Quarters Ended                                Three Quarters Ended
                                                --------------------                                --------------------
                                    September 28, 2005        September 29, 2004         September 28, 2005       September 29, 2004
                                    ------------------        ------------------         ------------------       ------------------
                                                                             (In thousands)

Service cost                             $    345                   $    360                   $    ---                 $   233
Interest cost                               2,215                      2,200                        177                     170
Expected return on plan assets             (2,270)                    (2,098)                       ---                     ---
Amortization of net loss                      662                        601                         24                      18
                                         --------                   --------                   --------                 -------
Net periodic benefit cost                $    952                   $  1,063                   $    201                 $   421
                                         ========                   ========                   ========                 =======


We made contributions of $2.5 million and $2.9 million to our pension plan during the three quarters ended September 28, 2005 and September 29, 2004, respectively. We made contributions of $1.1 million and $0.3 million to our other defined benefit plans during the three quarters ended September 28, 2005 and September 29, 2004, respectively. We expect to contribute $0.7 million to our pension plan and $0.1 million to our other defined benefit plans during the remainder of fiscal 2005.

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

The table below sets forth pro forma information with respect to our stock based compensation expense, with the estimated fair value of the options amortized to expense over the options' vesting period:

                                                                  Quarter Ended                        Three Quarters Ended
                                                                  -------------                        --------------------
                                                      September 28, 2005  September 29, 2004  September 28, 2005  September 29, 2004
                                                      ------------------  ------------------  ------------------  ------------------
                                                                         (In thousands, except per share amounts)
Reported net loss                                         $  (3,434)          $ (11,813)          $  (2,825)          $ (23,441)
  Stock-based employee compensation expense
   included in reported net loss, net of related taxes          977                 631               3,946               1,286
  Less total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                        (1,143)               (724)             (5,386)             (1,670)
                                                          ---------           ---------           ---------           ---------
Pro forma net loss                                        $  (3,600)          $ (11,906)          $  (4,265)          $ (23,825)
                                                          =========           =========           =========           =========

Loss per share:
  Basic and diluted - as reported                         $   (0.04)          $   (0.14)          $   (0.03)          $   (0.42)
                                                          =========           =========           =========           =========
  Basic and diluted - pro forma                           $   (0.04)          $   (0.14)          $   (0.05)          $   (0.42)
                                                          =========           =========           =========           =========

Stock-based employee compensation expense, which is included as a component of general and administrative expenses, consisted of $1.0 million related to stock options and $0.4 million related to restricted stock units for the quarter ended September 28, 2005, and $0.6 million related to restricted stock units for the quarter ended September 29, 2004. Stock-based employee compensation expense consisted of $3.1 million related to stock options and $3.0 million related to the restricted stock units for the three quarters ended September 28, 2005, and $1.3 million related to restricted stock units for the three quarters ended September 29, 2004. For all periods presented, amounts recorded as stock compensation expense related to stock options resulted from the issuance of stock options with an exercise price that was less than the market price on the date of grant.

Based on the number of options outstanding at September 28, 2005 and their related vesting periods, compensation expense related to stock options is estimated to be $0.7 million for the remainder of fiscal 2005. Amounts of additional expense to be recorded related to restricted stock units will be dependent upon meeting certain performance measures and the fair market value of the stock over the performance and vesting periods. As of September 28, 2005,
3.3 million restricted stock units were outstanding, 0.9 million of which have vested.

Note 6.  Accumulated Other Comprehensive Income (Loss)
         ---------------------------------------------

The components of Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Statement of Shareholder's Deficit are as follows:


                                                                   September 28, 2005             December 29, 2004
                                                                   ------------------             -----------------

              Additional minimum pension liability                   $     (19,713)                 $     (19,713)
              Unrealized gain on hedged transaction                          1,053                            ---
                                                                     -------------                  -------------
                                                                     $     (18,660)                 $     (19,713)
                                                                     =============                  =============

Total comprehensive loss for the three quarters ended September 28, 2005 and September 29, 2004 was $1.8 million and $23.4 million, respectively.

Note 7.  Net Loss Per Share
         ------------------


                                                                Quarter Ended                       Three Quarters Ended
                                                                -------------                       --------------------
                                                  September 28, 2005   September 29, 2004    September 28, 2005   September 29, 2004
                                                  ------------------   ------------------    ------------------   -----------------
                                                                    (In thousands, except per share amounts)
Numerator for basic and diluted loss per share -
  loss from continuing operations                      $ (3,434)           $(11,813)             $(2,825)             $(23,441)
                                                       ========            ========              =======              ========

Denominator:
Denominator for basic loss per share - weighted
  average shares                                         91,363              86,614               90,785                56,312
Effect of dilutive securities:
  Options                                                   ---                 ---                  ---                   ---
  Restricted stock units and awards                         ---                 ---                  ---                   ---
                                                       --------            --------             --------              --------

Denominator for diluted loss per share -
  adjusted weighted average shares and assumed
  conversions of dilutive securities                     91,363              86,614               90,785                56,312
                                                       ========            ========             ========              ========

Basic and diluted loss per share from continuing
  operations                                           $  (0.04)           $  (0.14)            $  (0.03)             $  (0.42)
                                                       ========            ========             ========              ========

Stock options excluded (1)                                9,328               6,742                9,328                 6,742
                                                       ========            ========             ========              ========

Restricted stock units and awards (1)                     3,325                 ---                3,325                   ---
                                                       ========            ========             ========              ========

Common stock warrants excluded (1)                          ---               3,236                  ---                 3,236
                                                       ========            ========             ========             =========


(1) Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive. The common stock warrants expired on January
      7, 2005.


Note 8.  Supplemental Cash Flow Information
         ----------------------------------

                                                                               Three Quarters Ended
                                                                               --------------------
                                                                   September 28, 2005        September 29, 2004
                                                                   ------------------        ------------------
                                                                                  (In thousands)
              Income taxes paid, net                                   $    1,052                 $    1,091
                                                                       ==========                 ==========
              Interest paid                                            $   30,307                 $   64,363
                                                                       ==========                 ==========

              Noncash financing activities:
                 Capital leases entered into                           $    1,952                 $    1,990
                                                                       ==========                 ==========
                 Issuance of common stock pursuant to
                    stock-based compensation plans                     $    1,668                 $      ---
                                                                       ==========                 ==========
                 Accrual of deferred financing costs                   $      ---                 $    1,387
                                                                       ==========                 ==========
                 Accrual of equity issuance costs                      $      ---                 $      249
                                                                       ==========                 ==========


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

Note 10. Commitments and Contingencies
         -----------------------------

On September 24, 2002, the Division of Labor Standards Enforcement ("DLSE") of the State of California's Department of Industrial Relations filed a complaint in the Superior Court of California for the County of Alameda against the Company alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint sought wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs.

On October 7, 2005, Denny's Corporation and its subsidiary Denny's, Inc. finalized a settlement with the DLSE regarding all disputes related to the litigation. Pursuant to the terms of the settlement, Denny's has agreed to pay a sum of approximately $7.8 million to former employees, payable in installments of $3.5 million on November 30, 2005 and approximately $4.3 million on January 6, 2006, in accordance with the instruction of the DLSE.

Through the second quarter of 2005, Denny's had accrued $3.0 million of liabilities related to this litigation and, accordingly, recorded an additional $4.8 million charge to legal settlement costs, included in other operating expenses, in the third quarter of 2005. As a result of the settlement, the action by the DLSE against the Company was dismissed with prejudice.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded our best estimate of legal and financial liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of September 28, 2005 and results of operations for the quarter and three quarters ended September 28, 2005 compared to the quarter and three quarters ended September 29, 2004. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy, particularly at the retail level; the political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 29, 2004 and in Exhibit 99 thereto.

Statements of Operations
------------------------

                                                          Quarter Ended                               Three Quarters Ended
                                                          -------------                               --------------------
                                             September 28, 2005    September 29, 2004       September 28, 2005    September 29, 2004
                                             ------------------    ------------------       ------------------    ------------------
                                                     (Dollars in thousands)                       (Dollars in thousands)
Revenue:
  Company restaurant sales.................. $225,824    90.8%     $224,330    90.8%        $667,833    90.8%     $649,998    90.7%
  Franchise and license revenue.............   22,898     9.2%       22,815     9.2%          67,513     9.2%       66,283     9.3%
                                             --------   ------     --------   ------        --------   ------     --------   ------
    Total operating revenue.................  248,722   100.0%      247,145   100.0%         735,346   100.0%      716,281   100.0%
                                             --------   ------     --------   ------        --------   ------     --------   ------

Costs of company restaurant sales (a):
  Product costs.............................   56,712    25.1%       58,328    26.0%         169,485    25.4%      167,764    25.8%
  Payroll and benefits......................   94,289    41.8%       91,929    41.0%         278,845    41.8%      270,205    41.6%
  Occupancy.................................   12,211     5.4%       12,850     5.7%          38,261     5.7%       37,540     5.8%
  Other operating expenses..................   38,483    17.0%       30,913    13.8%         100,022    15.0%       88,118    13.6%
                                             --------   ------     --------   ------        --------   ------     --------   ------
    Total costs of company restaurant sales   201,695    89.3%      194,020    86.5%         586,613    87.8%      563,627    86.7%

Costs of franchise and license revenue (a)..    7,069    30.9%        6,948    30.5%          21,530    31.9%       21,165    31.9%

General and administrative expenses.........   14,654     5.9%       16,727     6.8%          46,873     6.4%       46,136     6.4%
Depreciation and amortization...............   13,818     5.6%       13,529     5.5%          40,857     5.6%       41,941     5.9%
Restructuring charges and exit costs, net...    2,056     0.8%        1,080     0.4%           4,416     0.6%          666     0.1%
Impairment charges..........................      320     0.1%          195     0.1%             585     0.1%          692     0.1%
Gains on disposition of assets and other, net     (40)    0.0%         (998)   (0.4%)         (1,790)   (0.2%)      (1,230)   (0.2%)
                                             --------   ------     --------   ------        --------   ------     --------   ------
    Total operating costs and expenses......  239,572    96.3%      231,501    93.7%         699,084    95.1%      672,997    94.0%
                                             --------   ------     --------   ------        --------   ------     --------   ------
Operating income............................    9,150     3.7%       15,644     6.3%          36,262     4.9%       43,284     6.0%
                                             --------   ------     --------   ------        --------   ------     --------   ------
Other expenses:
  Interest expense, net.....................   13,934     5.6%       17,556     7.1%          40,810     5.5%       56,481     7.9%
  Other nonoperating expense (income), net..      (86)    0.0%        9,699     3.9%            (545)   (0.1%)       9,635     1.3%
                                             --------   ------     --------   ------        --------   ------     --------   ------
    Total other expenses, net...............   13,848     5.6%       27,255    11.0%          40,265     5.5%       66,116     9.2%
                                             --------   ------     --------   ------        --------   ------     --------   ------
Loss before income taxes....................   (4,698)   (1.9%)     (11,611)   (4.7%)         (4,003)   (0.5%)     (22,832)   (3.2%)
Provision for (benefit from) income taxes...   (1,264)   (0.5%)         202     0.1%          (1,178)   (0.2%)         609     0.1%
                                             --------   ------     --------   ------        --------   ------     --------   ------
Net loss.................................... $ (3,434)   (1.4%)    $(11,813)   (4.8%)       $ (2,825)   (0.4%)    $(23,441)   (3.3%)
                                             ========   ======     ========   ======        ========   ======     ========   ======

Other Data:
Company-owned average unit sales............ $  418.2              $  408.2                 $1,227.6              $1,174.1
Same-store sales increase (company-owned)(b)      1.5%                  6.8%                     3.9%                  5.9%
     Guest check average increase (b).......      4.1%                  3.8%                     4.1%                  3.4%
     Guest count increase (decrease) (b)....     (2.5%)                 2.9%                    (0.2%)                 2.4%

----------------

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



Unit Activity
-------------
                                         Ending                                                  Ending              Ending
                                          Units        Units        Units        Units           Units                Units
                                      June 29, 2005    Opened     Reacquired     Closed     September 28, 2005   September 29, 2004
                                      -------------    ------     ----------     ------     ------------------   ------------------
Company-owned restaurants                   548             1         ---            (3)              546                 553
Franchised and licensed restaurants       1,040             2         ---            (6)            1,036               1,056
                                         ------        ------       -----        ------           -------             -------
                                          1,588             3         ---            (9)            1,582               1,609
                                         ======        ======       =====        ======           =======             =======


Quarter Ended September 28, 2005 Compared with Quarter Ended September 29, 2004
-------------------------------------------------------------------------------

Company Restaurant Operations

During the quarter ended September 28, 2005, we realized a 1.5% increase in same-store sales, comprised of a 4.1% increase in guest check average and a 2.5% decrease in guest counts. Company restaurant sales increased $1.5 million (0.7%). Higher sales resulted primarily from the increase in same-store sales for the current quarter partially offset by a nine equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 89.3% from 86.5%. Product costs decreased to 25.1% from 26.0% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits increased to 41.8% from 41.0% due to higher investments in labor, wage rate increases related to merit increases and minimum wage increases and higher fringe related costs. These cost increases were partially offset by a reduction in management bonuses and a favorable shift in health benefit costs. Occupancy costs decreased to 5.4% from 5.7% resulting from $1.1 million of favorability in general liability costs. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                                          Quarter Ended
                                                          -------------
                                         September 28, 2005            September 29, 2004
                                     --------------------------    --------------------------
                                                     (Dollars in Thousands)
  Utilities                            $ 11,229           5.0%       $ 10,497           4.7%
  Repairs and maintenance                 4,745           2.1%          4,855           2.2%
  Marketing                               7,438           3.3%          7,188           3.2%
  Legal settlement expense                6,427           2.8%            772           0.3%
  Other                                   8,644           3.8%          7,601           3.4%
                                       --------       --------       --------       --------
     Other operating expenses          $ 38,483          17.0%       $ 30,913          13.8%
                                       ========       ========       ========       ========


During the quarter ended September 28, 2005, we recorded an additional $4.8 million of legal settlement expense related to the settlement of a case in the state of California, as discussed in Note 10 to our Condensed Consolidated Financial Statements. The remaining increase of $0.9 million relates to general developments in other pending cases.

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

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

                                                                   Quarter Ended
                                                                   -------------
                                                    September 28, 2005         September 29, 2004
                                                 -----------------------    -----------------------
                                                               (Dollars in Thousands)
  Royalties and initial fees                     $  15,137         66.1%    $  14,838         65.0%
  Occupancy revenue                                  7,761         33.9%        7,977         35.0%
                                                 ---------     ---------    ---------     ---------
     Franchise and license revenue                  22,898        100.0%       22,815        100.0%
                                                 =========     =========    =========     =========

  Occupancy costs                                    5,333         23.3%        5,154         22.6%
  Other direct costs                                 1,736          7.6%        1,794          7.9%
                                                 ---------     ---------    ---------     ---------
     Costs of franchise and license revenue      $   7,069         30.9%    $   6,948         30.5%
                                                 =========     =========    =========     =========


Royalties increased $0.3 million (2.0%) resulting from a 3.8% increase in franchise same-store sales, partially offset by the effects of a twenty-two equivalent-unit decrease in the number of franchise and licensed units.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

                                                            Quarter Ended
                                                            -------------
                                               September 28, 2005   September 29, 2004
                                               ------------------   ------------------
                                                        (Dollars in Thousands)

   Stock-based compensation                        $   1,443            $     631
   Transaction costs                                     ---                1,371
   Other general and administrative expenses          13,211               14,725
                                                   ---------            ---------
      Total general and administrative expenses    $  14,654            $  16,727
                                                   =========            =========

The increase in stock-based compensation costs resulted from the issuance of stock options and restricted stock units during the fourth quarter of 2004. Additional information related to stock-based compensation is presented in Note 5 to our Condensed Consolidated Financial Statements. Transaction costs recorded in the 2004 quarter represented costs associated with the recapitalization transactions completed in the third and fourth quarters of 2004 as further discussed below. The decrease in other general and administrative expenses primarily resulted from a $2.1 million reduction in incentive based compensation, partially offset by the effects of increased staffing.

Depreciation and amortization increased slightly to $13.8 million in the third quarter of 2005 from $13.5 million in the third quarter of 2004.

Restructuring charges and exit costs increased to $2.1 million in the third quarter of 2005 from $1.1 million in the third quarter of 2004, due primarily to higher severance costs.

Gains on disposition of assets and other, net, of $0.1 million in the third quarter of 2005 and $1.0 million in the third quarter of 2004 primarily represent gains on cash sales of surplus properties.

Operating income was $9.2 million for the quarter ended September 28, 2005 compared with $15.6 million for the quarter ended September 29, 2004.

Interest expense, net, for the quarter ended September 28, 2005 was comprised of $14.4 million of interest expense offset by $0.5 million of interest income and includes interest expense recognized as a result of the interest rate swap discussed in Note 3 to our Condensed Consolidated Financial Statements. Interest expense, net, for the quarter ended September 29, 2004 was comprised of $18.0 million of interest expense offset by $0.4 million of interest income. The decrease in interest expense is attributable to a reduction in both outstanding borrowings and interest rates as a result of the recapitalization transactions completed in the third and fourth quarters of 2004. These recapitalization transactions generally consisted of a private placement of common stock, refinancing our previous credit facilities, issuing new senior notes, and repurchasing previously issued senior notes.

Other nonoperating expenses of $9.7 million for the quarter ended September 29, 2004 primarily represents the payment of premiums and expenses, as well as write-offs of deferred financing costs and debt premiums associated with the recapitalization transactions completed in 2004.

The benefit from income taxes was $1.3 million compared with the provision for income taxes of $0.2 million for the quarters ended September 28, 2005 and September 29, 2004, respectively. The benefit from income taxes for the quarter ended September 28, 2005 was determined using our effective tax rate estimated for the entire fiscal year. We currently anticipate pre-tax income for the entire fiscal year and expect to record approximately $1.0 million to $2.0 million of provision for income taxes for the 2005 fiscal year. The provision for income taxes for the quarter ended September 29, 2004 primarily represents gross receipts-based state and foreign income taxes, which do not directly fluctuate in relation to changes in income or loss before income taxes.

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

Net loss was $3.4 million for the quarter ended September 28, 2005 compared with $11.8 million for the quarter ended September 29, 2004 due to the factors noted above.

Three Quarters Ended September 28, 2005 Compared with Three Quarters Ended
--------------------------------------------------------------------------
September 29, 2004
------------------

Company Restaurant Operations

During the three quarters ended September 28, 2005, we realized a 3.9% increase in same-store sales, comprised of a 4.1% increase in guest check average and a 0.2% decrease in guest counts. Company restaurant sales increased $17.8 million (2.7%). Higher sales resulted primarily from the increase in same-store sales for the current year partially offset by a nine equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted primarily from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 87.8% from 86.7%. Product costs decreased to 25.4% from 25.8% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits increased slightly to 41.8% from 41.6% due to higher investments in labor, wage rate increases related to merit increases and minimum wage increases and higher fringe related costs. These cost increases were partially offset by a reduction in management bonuses and a favorable shift in health benefit costs. Occupancy costs decreased slightly to 5.7% from 5.8%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                                                  Three Quarters Ended
                                                                  --------------------
                                                     September 28, 2005           September 29, 2004
                                                  -------------------------    ------------------------
                                                                 (Dollars in Thousands)
  Utilities                                       $   31,227          4.7%     $   29,713          4.6%
  Repairs and maintenance                             13,690          2.0%         12,374          1.9%
  Marketing                                           22,221          3.3%         22,427          3.5%
  Legal settlement expense                             7,882          1.2%          1,272          0.2%
  Other                                               25,002          3.7%         22,332          3.4%
                                                  ----------    ----------     ----------    ----------
     Other operating expenses                     $  100,022         15.0%     $   88,118         13.6%
                                                  ==========    ==========     ==========    ==========


During the three quarters ended September 28, 2005, we recorded an additional $6.0 million of legal settlement expense related to the settlement of a case in the state of California, as discussed in Note 10 to our Condensed Consolidated Financial Statements. The remaining increase of $0.6 million relates to general developments in other pending cases.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

                                                                  Three Quarters Ended
                                                                  --------------------
                                                     September 28, 2005             September 29, 2004
                                                  -------------------------      -------------------------
                                                                  (Dollars in Thousands)
  Royalties and initial fees                      $   44,258         65.6%       $   42,761         64.5%
  Occupancy revenue                                   23,255         34.4%           23,522         35.5%
                                                  ----------    ----------       ----------    ----------
     Franchise and license revenue                    67,513        100.0%           66,283        100.0%
                                                  ==========    ==========       ==========    ==========

  Occupancy costs                                     15,781         23.4%           15,757         23.8%
  Other direct costs                                   5,749          8.5%            5,408          8.1%
                                                  ----------    ----------       ----------    ----------
     Costs of franchise and license revenue       $   21,530         31.9%       $   21,165         31.9%
                                                  ==========    ==========       ==========    ==========


Royalties increased $1.5 million (3.5%) resulting from a 5.6% increase in franchise same-store sales, partially offset by the effects of a twenty-four equivalent-unit decrease in the number of franchise and licensed units. The decline in occupancy revenue is attributable to the decrease in franchised and licensed units.

Other Operating Costs and Expenses

General and administrative expenses are comprised of the following:


                                                          Three Quarters Ended
                                                          --------------------
                                                 September 28, 2005    September 29, 2004
                                                 ------------------    ------------------
                                                         (Dollars in Thousands)
  Stock-based compensation                            $    6,136          $     1,287
  Transaction costs                                          ---                3,913
  Other general and administrative expenses               40,737               40,936
                                                      ----------          -----------
     Total general and administrative expenses        $   46,873          $    46,136
                                                      ==========          ===========

                                       19

The increase in stock-based compensation costs resulted from the issuance of stock options and restricted stock units during the fourth quarter of 2004. Additional information related to stock-based compensation is presented in Note 5 to our Condensed Consolidated Financial Statements. Transaction costs recorded in the 2004 quarters represented costs associated with the recapitalization transactions completed in the third and fourth quarters of 2004 as further discussed below. Other general and administrative expenses decreased slightly due to a $3.6 million reduction in incentive based compensation, partially offset by the effects of increased staffing.

Depreciation and amortization decreased $1.1 million in the first three quarters of 2005 primarily resulting from certain assets becoming fully depreciated at the end of 2004.

Restructuring charges and exit costs increased to $4.4 million in the first three quarters of 2005 from $0.7 million in the first three quarters of 2004, due primarily to higher severance costs.

Gains on disposition of assets and other, net, of $1.8 million in the first three quarters of 2005 and $1.2 million in the first three quarters of 2004 primarily represent gains on cash sales of surplus properties.

Operating income was $36.3 million for the three quarters ended September 28, 2005 compared with $43.3 million for the three quarters ended September 29, 2004.

Interest expense, net, for the three quarters ended September 28, 2005 was comprised of $42.0 million of interest expense offset by $1.2 million of interest income and includes interest expense recognized as a result of the interest rate swap discussed in Note 3 to out Condensed Consolidated Financial Statements. Interest expense, net, for the three quarters ended September 29, 2004 was comprised of $57.6 million of interest expense offset by $1.1 million of interest income for the three quarters ended September 29, 2004. The decrease in interest expense resulted from the completion of our recapitalization transactions during the third and fourth quarters of 2004.

Other nonoperating expenses of $9.6 million for the three quarters ended September 29, 2004 primarily represent the payments of premiums and expenses, as well as write-offs of deferred financing costs and debt premiums associated with the recapitalization transactions completed in 2004.

The benefit from income taxes was $1.2 million compared with the provision for income taxes of $0.6 million for the three quarters ended September 28, 2005 and September 29, 2004, respectively. The benefit from income taxes for the three quarters ended September 28, 2005 was determined using our effective tax rate estimated for the entire fiscal year. We currently anticipate pre-tax income for the entire fiscal year and expect to record approximately $1.0 million to $2.0 million of provision for income taxes for the 2005 fiscal year. The provision for income taxes for the three quarters ended September 29, 2004 primarily represents gross receipts-based state and foreign income taxes, which do not directly fluctuate in relation to changes in income or loss before income taxes.

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

Net loss was $2.8 million for the three quarters ended September 28, 2005 compared with $23.4 million for the three quarters ended September 29, 2004 due to the factors noted above.

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

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrowers' option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The interest rates on the First Lien Facility and Second Lien Facility at September 28, 2005 were 6.99% and 8.88%, respectively.

At September 28, 2005, we had outstanding letters of credit of $43.5 million under our Revolving Facility, leaving net availability of $31.5 million. There were no revolving loans outstanding at September 28, 2005.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facilities as of September 28, 2005.

Cash Requirements

Our principal capital requirements have been largely associated with remodeling and maintaining our existing restaurants and facilities. For the three quarters ended September 28, 2005, our capital expenditures were $30.6 million. Of that amount, approximately $2.0 million was financed through capital leases. Capital expenditures during 2005 are expected to total between approximately $50 million and $55 million; however, we are not committed to spending this amount and could spend more or less if circumstances require.

Our working capital deficit was $71.9 million at September 28, 2005 compared with $92.7 million at December 29, 2004. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards
------------------------------------------

See Note 9 to our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the First Lien Facility bear interest at a variable rate based on LIBOR (adjusted LIBOR rate plus 3.25%) or ABR (the Alternative Base Rate, which is the highest of Prime Rate or Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75%. Borrowings under the Second Lien Facility bear interest at adjusted LIBOR plus 5.125% or ABR plus 3.625%.

During the first quarter of 2005, we entered into an interest rate swap with a notional amount of $75 million. The Company has designated the interest rate swap as a cash flow hedge of the Company's exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the Term Loan Facility. Under the terms of the swap, the Company will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. The swap effectively increases our ratio of fixed rate debt to total debt from approximately 38% to approximately 51%.

Based on the levels of borrowings under the Credit Facilities at September 28, 2005, if interest rates changed by 100 basis points, our annual cash flow and income before income taxes would change by approximately $2.7 million, after considering the impact of the interest rate swap. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facilities at September 28, 2005. However, the nature and amount of our borrowings under the Credit Facilities may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases) was approximately $175.5 million, compared with a book value of $176.0 million at September 28, 2005. This fair value computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at September 28, 2005 relates primarily to market quotations for our 10% Senior Notes due 2012. The estimated fair value of the interest rate swap at September 28, 2005 was $1.1 million.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that Denny's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Denny's files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 24, 2002, the Division of Labor Standards Enforcement ("DLSE") of the State of California's Department of Industrial Relations filed a complaint in the Superior Court of California for the County of Alameda against the Company alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint sought wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs.

On October 7, 2005 Denny's Corporation and its subsidiary Denny's, Inc. finalized a settlement with the DLSE regarding all disputes related to the litigation. Pursuant to the terms of the settlement, Denny's has agreed to pay a sum of approximately $7.8 million to former employees, payable in installments of $3.5 million on November 30, 2005 and approximately $4.3 million on January 6, 2006, in accordance with the instruction of the DLSE.

Through the second quarter of 2005, Denny's had accrued $3.0 million of liabilities related to this litigation and, accordingly, recorded an additional $4.8 million charge to legal settlement costs, included in other operating expenses, in the third quarter of 2005. As a result of the settlement, the action by the DLSE against the Company was dismissed with prejudice.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded our best estimate of legal and financial liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 6.  Exhibits

a. The following are included as exhibits to this report:

      Exhibit
        No.       Description
      -------     -----------

       10.1 Employment Offer Letter from Denny's Corporation to F. Mark Wolfinger dated August 16, 2005, and accepted August 16, 2005.

       31.1 Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of F. Mark Wolfinger, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny's Corporation and F. Mark Wolfinger, Senior Vice President and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DENNY'S CORPORATION

Date:    November 7, 2005                 By:      /s/ Rhonda J. Parish
                                                   --------------------
                                                   Rhonda J. Parish
                                                   Executive Vice President,
                                                   General Counsel and Secretary

Date:    November 7, 2005                  By:     /s/ F. Mark Wolfinger
                                                   ---------------------
                                                   F. Mark Wolfinger
                                                   Senior Vice President and
                                                   Chief Financial Officer