Form 10-K
period 2005-12-28
DENNYS CORP
filed 2006-03-13
CIK 852772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2005

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

$.01 Par Value, Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $393.4 million as of June 29, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $5.20 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

As of March 1, 2006, 91,787,344 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

Documents incorporated by reference.    Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” and “hopes,” variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in “Risk Factors.” The forward-looking information we have provided in this Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

Item 1.	Business

Description of Business

Denny’s Corporation, or Denny’s, is America’s largest family-style restaurant chain in terms of market share and number of units. Denny’s, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand. At December 28, 2005, the Denny’s brand consisted of 1,578 restaurants, 543 of which are company-owned and operated and 1,035 of which are franchised/licensed restaurants. These Denny’s restaurants operated in 49 states, the District of Columbia, two U.S. territories and four foreign countries, with concentrations in California (26% of total restaurants), Florida (11%) and Texas (10%).

Denny’s restaurants generally are open 24 hours a day, 7 days a week. This “always open” operating platform is a distinct competitive advantage. We provide high quality menu offerings and generous portions at reasonable prices with friendly and efficient service in a pleasant atmosphere. Denny’s expansive menu offers traditional American-style food such as breakfast items, appetizers, sandwiches, dinner entrees and desserts. Denny’s sales are broadly distributed across each of its dayparts (i.e., breakfast, lunch, dinner and late-night); however, breakfast items account for the majority of Denny’s sales.

On July 10, 2002, Denny’s predecessor, Advantica Restaurant Group, Inc., or Advantica, completed the divestiture of FRD Acquisition Co., or FRD, a wholly owned subsidiary. See Note 15 to our consolidated financial statements for additional information concerning our continuing obligations and assets relating to FRD’s operations. With the completion of the FRD divestiture, Advantica completed its transition from a restaurant holding company to a one-brand entity; accordingly, on July 10, 2002, we changed our name to Denny’s Corporation.

During the third and fourth quarters of 2004, we completed a series of recapitalization transactions intended to reduce interest expense, extend debt maturities and increase our financial flexibility. These refinancing transactions are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Operations

We believe that the proper execution of basic restaurant operations in each Denny’s restaurant, whether it is company-owned or franchised, is critical to our success. To meet and exceed our customers’ expectations, we require both our company-owned and our franchised restaurants to maintain the same strict brand standards. These standards relate to the preparation and efficient serving of quality food and the maintenance, repair and cleanliness of restaurants.

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

Denny’s employs a comprehensive system to ensure that the menu remains appealing to all customers. Our research and development group analyzes consumer trends, competitive activity and operator input to determine new offerings. We develop new offerings in our test kitchen and then introduce them in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets. A successful menu item is then incorporated into the restaurant system. Low selling items are periodically removed from the menu.

Financial and management control is facilitated in all of the Denny’s company-owned restaurants by the use of point-of-sale, or POS, systems which transmit detailed sales reports, payroll data and periodic inventory information for management review. During 2005, we began implementing a new POS system in our company-owned restaurants. As of December 28, 2005, the new system was in place in 307 of our 543 company-owned restaurants. We expect to complete the new system implementation in all company-owned restaurants by March 2006. Total capital expenditures related to the new POS system are expected to be approximately $18 million, of which approximately $10 million will be financed through capital leases. Capital expenditures related to the new POS system were $10.6 million through December 28, 2005, of which $6.0 million was financed through capital leases. The opportunity to purchase the new POS system has been extended to our franchisees for their restaurants.

Marketing & Advertising

Our marketing department manages contributions from both company-owned and franchised units providing for an integrated marketing and advertising process to promote our brand, including:

•	media advertising;

•	menu management;

•	menu pricing strategy; and

•	specialized promotions to help differentiate Denny’s from our competitors.

Media advertising is primarily product oriented, featuring consistent, high-quality entrees presented to communicate the theme of great food at great values to our guests. Our advertising is conducted through:

•	national network and cable television;

•	radio;

•	outdoor; and

•	print.

Denny’s integrated marketing and advertising approach reaches out to all consumers. Community outreach programs are designed to enhance our diversity efforts. We use sophisticated consumer marketing research techniques to measure customer satisfaction and customers’ evolving expectations, including the adoption of a pilot program in 2005 with J.D. Power and Associates.

Franchising

The Denny’s system is approximately one-third company-operated and two-thirds franchised. Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full service brands. The initial fee for a single twenty-year Denny’s franchise agreement is $40,000 and the royalty payment is 4% of gross sales. Additionally, our franchisees contribute up to 4% of gross sales for advertising.

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

Capital Expenditures

We invest significantly in our restaurant facilities in order to provide a well-maintained, comfortable environment and improve the overall customer experience. During 2005, 2004 and 2003, we spent approximately $47 million, $36 million and $32 million, respectively, in capital expenditures and $18 million, $17 million and $18 million, respectively, for repair and maintenance of company-owned units.

We have remodeled approximately 170 company-owned restaurants in the past three years. In addition, our franchisees have remodeled approximately 370 restaurants in the past three years. We believe our remodel program appeals to existing and new franchisees, which is integral to the completion of the program systemwide. The normal components of a remodel include, among other things, new signs, painting of the building exterior and interior, wallpaper, pictures, carpet, chairs, tables and booths.

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

Competition

The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants, and other varied establishments. Full-service restaurants include the mid-scale, casual dining and upscale (fine dining) segments. A large portion of mid-scale business comes from three categories—family-style, family steak and cafeteria—and is characterized by complete meals, menu variety and moderate prices ($6 to $9 average check). The family-style category, which includes Denny’s, consists of a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($10 to $16 average check) and generally offers alcoholic beverages, includes a small number of national chains, regional chains and independent operators. The quick-service segment is characterized by lower average checks (generally $3 to $6), portable meals, fast service and convenience.

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

Denny’s direct competition in the family-style category is primarily a collection of national and regional chains. Denny’s also competes with quick service restaurants as they attempt to upgrade their menus with premium sandwiches, entrée salads, new breakfast offerings and extended hours. We believe that Denny’s has a number of competitive strengths, including strong brand name recognition, well-located restaurants and market penetration. We benefit from economies of scale in a variety of areas, including advertising, purchasing and distribution. Additionally, we believe that Denny’s has competitive strengths in the value, variety, and quality of our food products, and in the quality and training of our employees. See “Risk Factors” for certain additional factors relating to our competition in the restaurant industry.

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, the political environment, including acts of war and terrorism, changes in customer travel patterns, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants, unfavorable trends affecting restaurant operations, such as rising wage rates, healthcare costs and utilities expenses, and unfavorable weather.

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

We are also subject to federal and state laws governing matters such as minimum wage, overtime and other working conditions. At December 28, 2005, a substantial number of our employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we will be successful in these efforts in the future.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s.

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History
Janis S. Emplit	50	Senior Vice President for Strategic Services of Denny’s (2003-present); Senior Vice President and Chief Information Officer of Denny’s (1999-January 2006).

Craig E. Herman	54	Senior Vice President, Company Operations of Denny’s, Inc. (2005-present), Division Vice President, Operations of Denny’s, Inc. (2001-2005); District Manager, Tim Hortons (2000-2001).

Margaret L. Jenkins	54	Senior Vice President, Chief Marketing Officer of Denny’s, Inc. (2002-present); Vice President of Marketing of El Pollo Loco, Inc. (a subsidiary of Denny’s until 1999) (1998-2002).

Nelson J. Marchioli	56	Chief Executive Officer and President of Denny’s (2001-present); President of El Pollo Loco, Inc. (a subsidiary of Denny’s until 1999) (1997-2001).

Rhonda J. Parish	49	Executive Vice President of Denny’s (1998-present); Chief Administrative Officer of Denny’s (2005-present), Chief Human Resource Officer of Denny’s (2005-present); General Counsel and Secretary of Denny’s (1995-present).

Samuel M. Wilensky	48	Senior Vice President, Franchise Operations of Denny’s Inc. (January 2006-present); Division Vice President, Franchise Operations of Denny’s, Inc. (2001-2006); Regional Vice President, Franchise Operations of Denny’s, Inc. (2000-2001); Regional Director, Franchise Operations of Denny’s, Inc. (1999-2000).

F. Mark Wolfinger	50	Senior Vice President and Chief Financial Officer of Denny’s (2005-present); Executive Vice President and Chief Financial Officer of Danka Business Systems (a document imaging company) (1998-2005).

Employees

At December 28, 2005, we had approximately 27,000 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider our relations with our employees to be satisfactory.

Available Information

We make available free of charge through our website at www.dennys.com (in the Investor Relations—S.E.C. Filings section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission, or the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Item 1A.	Risk Factors

Risks Related to Our Business

The restaurant business is highly competitive, and if we are unable to compete effectively, our business will be adversely affected.

The restaurant business is highly competitive and the competition is expected to increase. If we are unable to compete effectively, our business will be adversely affected. The following are important aspects of competition:

•	restaurant location;

•	food quality and value;

•	quality and speed of service;

•	attractiveness and repair and maintenance of facilities; and

•	the effectiveness of marketing and advertising programs.

Each of our restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains (some of which have substantially greater financial resources than we do) to locally owned restaurants. There is also active competition for advantageous commercial real estate sites suitable for restaurants.

Our business may be adversely affected by changes in consumer tastes, economic conditions, demographic trends, bad publicity, regional weather conditions and increased supply and labor costs.

Food service businesses are often adversely affected by changes in:

•	consumer tastes;

•	national, regional and local economic conditions; and

•	demographic trends.

The performance of our individual restaurants may be adversely affected by factors such as:

•	traffic patterns;

•	demographic consideration; and

•	the type, number and location of competing restaurants.

Multi-unit food service chains such as ours can also be materially and adversely affected by publicity resulting from:

•	poor food quality;

•	illness;

•	injury; and

•	other health concerns or operating issues.

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, the food service industry in general and our results of operations and financial condition in particular may also be adversely affected by unfavorable trends or developments such as:

•	inflation;

•	increased food costs;

•	increased energy costs;

•	labor and employee benefits costs (including increases in minimum hourly wage and employment tax rates);

•	regional weather conditions; and

•	the availability of experienced management and hourly employees.

The locations where we have restaurants may cease to be attractive as demographic patterns change.

The success of our owned and franchised restaurants is significantly influenced by location. Current locations may not continue to be attractive as demographic patterns change. It is possible that the neighborhood or economic conditions where our restaurants are located could decline in the future, potentially resulting in reduced sales in those locations.

A majority of our restaurants are owned and operated by independent franchisees, and as a result the financial performance of franchisees can negatively impact our business.

The majority of our restaurants are owned and operated by independent franchisees. Many of our franchisees have experienced financial difficulties. In the last five years, several franchisees have been liquidated through bankruptcy. Our franchise agreement requires each franchisee to remodel the restaurant every seven or eight years, and a franchisee may not have sufficient funds available to complete the work and continue its operations. The royalties, contributions to advertising and, in some cases, rents we receive from franchise restaurants depend on the financial health of the franchisee as well as operating results of the franchisee at a particular location.

Although the loss of revenues from the closure of any one franchise restaurant may not be material, such revenues generate margins that exceed those generated by company-owned restaurants or offset expenses which we continue to incur, such as rental expense on those restaurants that we originally owned and leased.

Our business model has from time to time involved the sale of company-owned restaurants to franchisees, many of whom borrowed heavily to acquire the businesses. While we hold very little of that debt, the high leverage of franchisees might put them at a disadvantage with respect to competitors.

The interests of franchisees, as owners of the majority of our restaurants, might sometimes conflict with our interests. For example, whereas franchisees are concerned with their individual business strategies and objectives, we are responsible for ensuring the success of our entire chain of restaurants and for taking a longer term view with respect to system improvements.

Numerous government regulations impact our business, and our failure to comply with them could adversely affect our business.

We and our franchisees are subject to federal, state and local laws and regulations governing, among other things:

•	health;

•	sanitation;

•	environmental matters;

•	safety;

•	the sale of alcoholic beverages; and

•	hiring and employment practices, including minimum wage laws.

Our restaurant operations are also subject to federal and state laws that prohibit discrimination and laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. The operation of our franchisee system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. If we or our franchisees fail to comply with these laws and regulations, we could be subjected to restaurant closure, fines, penalties, and litigation, which may be costly. In addition, the future enactment of additional legislation regulating the franchise relationship could adversely affect our operations, particularly our relationship with franchisees.

Negative publicity generated by incidents at a few restaurants can adversely affect the operating results of our entire chain and the Denny’s brand.

Food safety concerns, criminal activity, alleged discrimination or other operating issues stemming from one restaurant or a limited number of restaurants do not just impact that particular restaurant or a limited number of restaurants. Rather, our entire chain of restaurants may be at risk from negative publicity generated by an incident at a single restaurant. This negative publicity can adversely affect the operating results of our entire chain and the Denny’s brand.

As holding companies, Denny’s Corporation and Denny’s Holdings depend on upstream payments from their operating subsidiaries. A substantial portion of our assets are owned, and a substantial percentage of our total operating revenues are earned, by our subsidiaries. Our ability to repay our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions to us.

Denny’s Corporation and Denny’s Holdings are holding companies, which currently conduct their operations through consolidated subsidiaries. As a result, substantially all of our assets are owned, and our cash flow generated, by our subsidiaries. Accordingly, Denny’s Corporation and Denny’s Holdings depend upon dividends, loans and other intercompany transfers from our subsidiaries to meet their debt service and other obligations. These transfers are subject to contractual restrictions and are contingent upon the earnings of our subsidiaries.

Our subsidiaries are separate and distinct legal entities and they have no obligation, contingent or otherwise, to make any funds available to meet our debt service and other obligations, whether by dividend, distribution, loan or other payments. If our subsidiaries do not pay dividends or other distributions, Denny’s Corporation and Denny’s Holdings may not have sufficient cash to fulfill their obligations.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and key team members, particularly regional and area managers and restaurant general managers. Competition for these employees is intense. The loss of the services of members of our senior management or key team members or the inability to attract additional qualified personnel as needed could materially harm our business.

Risks Related to our Indebtedness

Our substantial indebtedness could have a material adverse effect on our financial condition and operations.

We have a significant amount of indebtedness. As of December 28, 2005, we had total indebtedness of approximately $553.8 million, and a shareholders’ deficit of approximately $265.4 million.

Our substantial level of indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	require us to continue to dedicate a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness; and

•	limit our ability to borrow additional funds.

We may need to access the capital markets in the future to raise the funds to repay our indebtedness. We have no assurance that we will be able to complete a refinancing or that we will be able to raise any additional financing, particularly in view of our anticipated high levels of indebtedness and the restrictions contained in the credit agreements and indenture that govern our indebtedness. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations. If we default on payments under our debt obligations, virtually all of our other debt would become immediately due and payable.

Despite our current level of indebtedness, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

Despite our current and anticipated debt levels, we may be able to incur substantial additional indebtedness in the future. The credit agreements and the indenture governing our indebtedness limit, but do not fully prohibit, us from incurring additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

At December 28, 2005, we had outstanding letters of credit of $43.1 million and term loans of $342.8 million under our credit facilities, leaving net availability of $31.9 million. There were no revolving loans outstanding at December 28, 2005. At March 1, 2006, we had outstanding letters of credit of $43.2 million and term loans of $342.8 million under our credit facilities, leaving net availability of $31.8 million. There were no revolving loans outstanding at March 1, 2006. We continue to monitor our cash flow and liquidity needs. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facilities will be adequate to cover those needs, we may seek additional sources of funds including additional financing sources and continued selected asset sales, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service or repay our indebtedness.

Our ability to make scheduled payments on our indebtedness will depend upon our subsidiaries’ operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations. We cannot be sure that our subsidiaries will generate sufficient cash flow from operations to enable us to service or reduce our indebtedness or to fund our other liquidity needs. Our subsidiaries’ ability to maintain or increase operating cash flow will depend upon:

•	consumer tastes;

•	the success of our marketing initiatives and other efforts by us to increase customer traffic in our restaurants; and

•	prevailing economic conditions and other matters, many of which are beyond our control.

If we are unable to meet our debt service obligations or fund other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before maturity or seek additional equity capital. We cannot be sure that we will be able to pay or refinance our indebtedness or obtain additional equity capital on commercially reasonable terms, or at all.

Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely affect us.

The credit agreements and the indenture governing our indebtedness contain various covenants that limit, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make distributions or certain other restricted payments;

•	make certain investments;

•	create dividend or other payment restrictions affecting restricted subsidiaries;

•	issue or sell capital stock of restricted subsidiaries;

•	guarantee indebtedness;

•	enter into transactions with stockholders or affiliates;

•	create liens;

•	sell assets and use the proceeds thereof;

•	engage in sale-leaseback transactions; and

•	enter into certain mergers and consolidations.

Our credit agreements contain additional restrictive covenants, including financial maintenance requirements. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.

A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. In addition, our credit agreements require us to maintain certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control, and we cannot be sure that we will be able to comply with these covenants. Upon the occurrence of an event of default under any of our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our outstanding indebtedness.

We may not be able to repurchase the notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we would be required to offer to repurchase all outstanding Denny’s Holdings 10% Senior Notes due 2012 (the “notes”) at 101% of their principal amount, together with any accrued and unpaid interest and liquidated damages, if any, from the issue date. We may not be able to repurchase the notes upon a change of control because we may not have sufficient funds. Further, our credit agreements restrict our ability to repurchase the notes, and also provide that certain change of control events will constitute a default under our credit agreements that permits our lenders thereunder to accelerate the maturity of borrowings thereunder, and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the notes. Any future credit agreements or other agreements relating to indebtedness to which we become a party may contain similar restrictions and provisions. In the event a change of control occurs at a time when we are prohibited by any other indebtedness from purchasing notes, we could seek the consent of the lenders of such indebtedness to the purchase of notes or could attempt to refinance the borrowings that contain such prohibition. If we do not obtain such a consent or repay such borrowings, we will remain prohibited from purchasing notes. In such case, our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes which would, in turn, constitute a default under our credit agreements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Most Denny’s restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average 4,800 square feet, allowing them to accommodate an average of 140 guests. The number and location of our restaurants as of December 28, 2005 are presented below:

State/Country	Company Owned	Franchised/ Licensed
Alabama	3	—
Alaska	—	4
Arizona	23	49
Arkansas	—	9
California	159	246
Colorado	7	19
Connecticut	—	8
District of Columbia	—	1
Delaware	3	—
Florida	59	108
Georgia	—	13
Hawaii	3	3
Idaho	—	6
Illinois	33	21
Indiana	3	29
Iowa	—	1
Kansas	—	9
Kentucky	6	6
Louisiana	5	2
Maine	—	7
Maryland	7	18
Massachusetts	—	7
Michigan	22	3
Minnesota	3	13
Mississippi	2	—
Missouri	5	33
Montana	—	4
Nebraska	—	1
Nevada	10	12
New Hampshire	—	3
New Jersey	6	5
New Mexico	2	18
New York	34	13
North Carolina	4	13
North Dakota	—	3
Ohio	21	12
Oklahoma	3	22
Oregon	—	23
Pennsylvania	36	7
Rhode Island	—	2
South Carolina	10	3
South Dakota	—	3
Tennessee	2	1
Texas	35	115
Utah	—	21
Vermont	—	2
Virginia	8	14
Washington	20	38
West Virginia	—	2
Wisconsin	9	8
Guam	—	2
Puerto Rico	—	11
Canada	—	49
Other International	—	13

Total	543	1,035

Of the total 1,578 company owned and franchised units, our interest in restaurant properties consists of the following:

	Company Owned Units	Franchised Units	Total
Own land and building	140	87	227
Lease land and own building	30	—	30
Lease both land and building	373	229	602

	543	316	859

In addition to the restaurants, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 16 floors of the building, with a portion of the building leased to others.

See Note 7 to our consolidated financial statements for information concerning encumbrances on substantially all of our properties.

Item 3.	Legal Proceedings

On September 24, 2002, the Division of Labor Standards Enforcement (“DLSE”) of the State of California’s Department of Industrial Relations filed a complaint in the Superior Court of California for the County of Alameda against the Company alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint sought wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs.

On October 7, 2005 Denny’s Corporation and its subsidiary Denny’s, Inc. finalized a settlement with the DLSE regarding all disputes related to the litigation. Pursuant to the terms of the settlement, Denny’s agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid on November 30, 2005. The remaining $4.6 million is included in other liabilities in the accompanying Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instruction of the DLSE.

During 2005, Denny’s recorded an additional $6.6 million charge to legal settlement costs related to this litigation, which is included in other operating expenses in the accompanying Consolidated Statements of Operations. As a result of the settlement, the action by the DLSE against the Company was dismissed with prejudice.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “DENN” and is eligible for trading on the National Association of Securities Dealers Automated Quotation System, or NASDAQ, Capital Market. As of March 1, 2006, 91,787,344 shares of common stock were outstanding, and there were approximately 11,658 record and beneficial holders of common stock. We have never paid dividends on our common equity securities.

Furthermore, restrictions contained in the instruments governing our outstanding indebtedness prohibit us from paying dividends on the common stock in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 to our consolidated financial statements.

The following tables list the high and low sales prices of the common stock for each quarter of fiscal years 2004 and 2005. Our common stock began trading on NASDAQ on May 10, 2005. The sales prices for 2004 were obtained from the OTCBB® and NASDAQ. The prices quoted for OTCBB trading reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The sales prices for 2005 were obtained from NASDAQ.

	High	Low
2004
First quarter	$2.76	$0.41
Second quarter	3.07	1.70
Third quarter	3.05	2.11
Fourth quarter	4.75	2.50

2005
First quarter	$5.00	$4.13
Second quarter	5.80	3.50
Third quarter	6.20	4.00
Fourth quarter	5.22	3.64

Item 6.	Selected Financial Data

The following table summarizes the consolidated financial and operating data of Denny’s Corporation as of and for the years ended December 28, 2005, December 29, 2004, December 31, 2003, December 25, 2002 and December 26, 2001. The consolidated statement of operations for the years ended December 28, 2005, December 29, 2004, and December 31, 2003 and the balance sheet data as of December 28, 2005 and December 29, 2004 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statements of operations for the years ended December 25, 2002 and December 26, 2001 and balance sheet data as of December 31, 2003, December 25, 2002 and December 26, 2001 are derived from our consolidated financial statements not included in this Form 10-K. You should read the selected consolidated financial and operating data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Fiscal Year Ended
	December 28, 2005	December 29, 2004	December 31, 2003(a)	December 25, 2002	December 26, 2001
	(In millions, except ratios and per share amounts)
Statement of Operations Data:
Operating revenue	$978.7	$960.0	$940.9	$948.6	$1,039.7
Operating income (loss) (b)	48.5	53.8	46.0	48.4	(20.8)
Income (loss) from continuing operations (c)	(7.3)	(37.7)	(33.8)	6.4	(89.6)
Basic and diluted income (loss) per share from continuing operations	(0.08)	(0.58)	(0.83)	0.16	(2.23)
Cash dividends per common share (d)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets	$63.2	$43.6	$31.6	$33.1	$39.5
Working capital deficit (e)(f)	(85.6)	(92.7)	(160.5)	(119.1)	(147.5)
Net property and equipment	288.1	285.4	293.2	321.9	360.5
Total assets	512.9	500.5	496.6	542.6	598.3
Long-term debt, excluding current portion	545.7	547.4	538.3	591.5	645.1

(a)	The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $22.4 million of operating revenue in 2003.

(b)	Operating income (loss) includes restructuring and impairment charges of $6.4 million, $1.6 million, $4.6 million, $8.1 million and $30.5 million for 2005, 2004, 2003, 2002 and 2001, respectively. For a discussion of these charges for 2005, 2004, and 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Notes 2 and 4 to our consolidated financial statements. Additionally, as a result of adopting Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal year 2002, we are no longer amortizing goodwill and trade names.

(c)	We classified FRD as discontinued operations through July 2002, the divestiture date. We completed the divestiture of FRD in 2002.

(d)	Our bank facilities have prohibited, and our previous and current public debt indentures have significantly limited, distributions and dividends on Denny’s Corporation’s (and its predecessors’) common equity securities. See Note 7 to our consolidated financial statements.

(e)	Working capital deficit amounts presented exclude net liabilities of discontinued operations of $15.1 million as of December 26, 2001 related to FRD. We completed the divestiture of FRD in 2002.

(f)	A negative working capital position is not unusual for a restaurant operating company. The decrease in working capital deficit from December 29, 2004 to December 28, 2005 is primarily related to an increase in the balance of cash and cash equivalents and the reclassification of a note receivable from FRD to current assets due to its July 2006 scheduled maturity. These reductions in working capital deficit were partially offset by an increase in the balance of accounts payable and other current liabilities. The decrease in working capital deficit from December 31, 2003 to December 29, 2004 is primarily related to the use of cash received during the recapitalization transactions completed during the third and fourth quarters of 2004 to repay outstanding amounts related to term loans and revolving loans under our previous credit facility that had a December 20, 2004 expiration date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. The increase in working capital deficit from December 25, 2002 to December 31, 2003 is primarily attributable to the reclassification of the term loan of $40.0 million and revolving loans of $11.1 million under our previous credit facility to current liabilities as a result of their December 20, 2004 expiration date. The decrease in working capital deficit from December 26, 2001 to December 25, 2002 is primarily related to the use of cash on hand and borrowings under the previous credit facility to satisfy current liabilities and the reduction of company-owned units from store closures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our consolidated financial statements and the notes thereto.

Overview

Denny’s revenues are primarily derived from two sources: the sale of food and beverages at our company-owned restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name.

Sales at company-owned restaurants and restaurants operated by our franchisees are affected by many factors including competition, economic conditions affecting consumer spending, weather and changes in customer tastes and preferences. Two primary drivers of sales are changes in same-store sales and the number of restaurants.

During 2005, company-owned restaurant and franchise restaurant same-store sales increased 3.3% and 5.2%, respectively. The fourth quarter of 2005 marked the ninth consecutive quarter of positive same-store sales. In 2005, our company-owned same-store sales increase was driven by a higher guest check average resulting from customers trading up to higher priced entrees and from increased beverage and dessert incidence rates. Additionally, same-store sales benefited from modest price increases aimed at offsetting rising utility and wage related costs. The effects of a positive guest check average was partially offset by slightly negative customer counts. We believe that the guest count decline in 2005 was driven by macro-economic pressures including rising gasoline and other energy prices. For 2006, it is our intention to target the markets most impacted by these macro-economic pressures with a variety of promotions to reinforce Denny’s value proposition.

Company-owned and franchise units decreased by ten and fifteen units, respectively, during 2005, as we and our franchisees continued to identify and close low performing units. Netted in the unit decreases was the opening of two company-owned and 19 franchisee restaurants. Development of company-owned restaurants will focus on flagship locations in Denny’s core markets. We continue to expect that the majority of new Denny’s restaurants will be developed by our franchisees.

Restaurant sales are generally transacted in cash and credit cards. Our franchise and license revenues include royalties that are based on a percentage of sales of franchise operated restaurants. Franchise and license revenues also include initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees. Franchise and licensing revenues are generally billed and collected from franchisees on a weekly basis which minimizes the impact of bad debts on our costs of franchise and license revenues.

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

Interest expense has a significant impact on our net income (loss) as a result of our substantial indebtedness. We continued to experience a reduction in interest expense during 2005 as a result of the recapitalization transactions completed during the third and fourth quarters of 2004. We are subject to the effects of interest rate volatility since more than 60% of our debt has variable interest rates. In January 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our floating rate term loan debt. The swap effectively increases our ratio of fixed rate debt to total debt from approximately 34% to 48%, thereby reducing our exposure to interest rate volatility.

Statements of Operations

	Fiscal Year Ended
	December 28, 2005		December 29, 2004		December 31, 2003(a)
	(Dollars in thousands)
Revenue:
Company restaurant sales	$888,942	90.8%	$871,248	90.8%	$851,853	90.5%
Franchise and license revenue	89,783	9.2%	88,758	9.2%	89,092	9.5%

Total operating revenue	978,725	100.0%	960,006	100.0%	940,945	100.0%

Costs of company restaurant sales (b):
Product costs	224,803	25.3%	225,200	25.8%	219,193	25.7%
Payroll and benefits	372,644	41.9%	362,450	41.6%	369,941	43.4%
Occupancy	51,057	5.7%	49,581	5.7%	49,033	5.8%
Other operating expenses	130,883	14.7%	117,834	13.5%	118,563	13.9%

Total costs of company restaurant sales	779,387	87.7%	755,065	86.7%	756,730	88.8%

Costs of franchise and license revenue (b)	28,758	32.0%	28,196	31.8%	27,125	30.4%

General and administrative expenses	62,911	6.4%	66,922	7.0%	51,268	5.4%
Depreciation and other amortization	56,126	5.7%	56,649	5.9%	61,037	6.5%
Restructuring charges and exit costs	5,199	0.5%	495	0.1%	613	0.1%
Impairment charges	1,174	0.1%	1,130	0.1%	3,986	0.4%
Gains on disposition of assets and other, net	(3,283)	(0.3%)	(2,271)	(0.2%)	(5,844)	(0.6%)

Total operating costs and expenses	930,272	95.0%	906,186	94.4%	894,915	95.1%

Operating income	48,453	5.0%	53,820	5.6%	46,030	4.9%

Other expenses:
Interest expense, net	55,172	5.6%	69,428	7.2%	78,190	8.3%
Other nonoperating expense (income), net	(602)	(0.1%)	21,265	2.2%	901	0.1%

Total other expenses, net	54,570	5.6%	90,693	9.4%	79,091	8.4%

Loss before income taxes	(6,117)	(0.6%)	(36,873)	(3.8%)	(33,061)	(3.5%)
Provision for income taxes	1,211	0.1%	802	0.1%	759	0.1%

Net loss	$(7,328)	(0.7%)	$(37,675)	(3.9%)	$(33,820)	(3.6%)

Other Data:
Company-owned average unit sales	$1,642		$1,575		$1,520
Same-store sales increase (company- owned) (c)(d)	3.3%		5.9%		0.2%
Guest check average increase (d)	4.4%		4.1%		3.2%
Guest count increase (decrease) (d)	(1.0%)		1.7%		(2.9%)

(a)	The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $22.4 million of total operating revenue in 2003.

(b)	Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(c)	Same-store sales include sales from restaurants that were open the same period in both 2005 and 2004. For purposes of calculating same-store sales, the 53rd week of 2003 was compared with the 1st week of 2003.

(d)	Prior year amounts have not been restated for 2005 comparable units.

Unit Activity

	Ending Units December 29, 2004	Units Opened/ Acquired	Units Refranchised	Franchised Units Reacquired	Units Closed	Ending Units December 28, 2005
Company-owned restaurants	553	2	—	—	(12)	543
Franchised and licensed restaurants	1,050	19	—	—	(34)	1,035

	1,603	21	—	—	(46)	1,578

2005 Compared with 2004

Company Restaurant Operations

During the year ended December 28, 2005, we realized a 3.3% increase in same-store sales, comprised of a 4.4% increase in guest check average and a 1.0% decrease in guest counts. Company restaurant sales increased $17.7 million (2.0%). Higher sales resulted from the increase in same-store sales, partially offset by a thirteen equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 87.7% from 86.7%. Product costs decreased to 25.3% from 25.8% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits increased slightly to 41.9% from 41.6% due to merit and minimum wage increases. Additionally, changes in our vacation policies and higher payroll taxes resulted in higher fringe related costs. These cost increases were partially offset by a reduction in incentive compensation and lower health benefit costs. Occupancy costs remained essentially flat at 5.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 28, 2005		December 29, 2004
	(Dollars in thousands)
Utilities	$42,727	4.8%	$39,511	4.5%
Repairs and maintenance	18,677	2.1%	17,363	2.0%
Marketing	28,437	3.2%	29,003	3.3%
Legal settlement expense	8,288	0.9%	1,522	0.2%
Other	32,754	3.7%	30,435	3.5%

Other operating expenses	$130,883	14.7%	$117,834	13.5%

During the year ended December 28, 2005, we recorded an additional $6.6 million of legal settlement expense related to the settlement of litigation in the state of California. See Note 11 to our consolidated financial statements. The remaining increase of $0.2 million relates to general developments in other pending cases.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

	Fiscal Year Ended
	December 28, 2005		December 29, 2004
	(Dollars in thousands)
Royalties and initial fees	$58,993	65.7%	$57,346	64.6%
Occupancy revenue	30,790	34.3%	31,412	35.4%

Franchise and license revenue	89,783	100.0%	88,758	100.0%

Occupancy costs	21,031	23.4%	21,047	23.7%
Other direct costs	7,727	8.6%	7,149	8.1%

Costs of franchise and license revenue	$28,758	32.0%	$28,196	31.8%

Royalties increased $1.6 million (2.9%) resulting from a 5.2% increase in franchisee same-store sales, partially offset by the effects of a twenty-three equivalent-unit decrease in franchise and licensed units. The decline in occupancy revenue is attributable to the decrease in franchise and licensed units.

Costs of franchise and license revenue increased $0.6 million primarily due to a $0.3 million increase in other direct costs related to incentive awards to franchisees who achieved certain established performance criteria. As a percentage of franchise and license revenue, these costs increased to 32.0% for the year ended December 28, 2005 from 31.8% for the year ended December 29, 2004.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 28, 2005	December 29, 2004
	(Dollars in thousands)
Share-based compensation	$7,801	$6,497
Transaction costs	—	4,111
Other general and administrative expenses	55,110	56,314

Total general and administrative expenses	$62,911	$66,922

The increase in share-based compensation costs resulted from the issuance of additional restricted stock units and the acceleration of stock-based incentives for certain terminated employees. Transaction costs recorded in 2004 represent costs associated with the refinancing transactions completed in the third and fourth quarters of 2004 as further discussed in “Liquidity and Capital Resources.” Other general and administrative expenses decreased slightly due to a $5.1 million reduction in incentive based compensation, partially offset by the effects of investing in corporate staffing.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 28, 2005	December 29, 2004
	(Dollars in thousands)
Depreciation of property and equipment	$45,259	$43,872
Amortization of capital lease assets	3,582	3,345
Amortization of intangible assets	7,285	9,432

Total depreciation and amortization	$56,126	$56,649

The overall decrease in depreciation and amortization expense of $0.5 million is primarily due to certain intangible assets becoming fully depreciated during 2004, partially offset by an increase in depreciation related to property and equipment additions.

Restructuring charges and exit costs of $5.2 million for the year ended December 28, 2005 primarily resulted from the closing of eight underperforming units, including three franchise units for which we remain obligated under leases, in addition to severance and other restructuring costs associated with the termination of approximately twenty out-of-restaurant support staff positions. Restructuring charges and exit costs of $0.5 million for the year ended December 29, 2004 primarily resulted from the closing of six underperforming units. See Note 4 to our consolidated financial statements.

Impairment charges of $1.2 million for the year ended December 28, 2005 and $1.1 million for the year ended December 29, 2004 relate to the identification of certain underperforming restaurants.

Gains on disposition of assets and other, net of $3.3 million during 2005 and $2.3 million during 2004 primarily represent gains on cash sales of surplus properties.

Operating income was $48.5 million during 2005 compared with $53.8 million during 2004.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 28, 2005	December 29, 2004
	(Dollars in thousands)
Interest on senior notes	$17,449	$46,832
Interest on credit facilities	25,260	8,730
Interest on capital lease liabilities	4,252	4,274
Letters of credit and other fees	2,879	3,615
Interest income	(1,615)	(1,455)

Total cash interest	48,225	61,996
Amortization of deferred financing costs	3,493	5,539
Amortization of debt premium	—	(1,369)
Interest accretion on other liabilities	3,454	3,262

Total interest expense, net	$55,172	$69,428

The decrease in interest expense primarily resulted from the completion of our recapitalization in the third and fourth quarters of 2004. See “Liquidity and Capital Resources.”

Other nonoperating expenses, net of $21.3 million for the year ended December 29, 2004 primarily represents the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with our recapitalization during 2004.

The provision for income taxes was $1.2 million compared with $0.8 million for the years ended December 28, 2005 and December 29, 2004, respectively. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances. Without such tax planning strategies, our valuation allowance would have increased by approximately $11 million in 2005. See Note 9 to our consolidated financial statements.

Net loss was $7.3 million for the year ended December 28, 2005 compared with $37.7 million for the year ended December 29, 2004 due to the factors noted above.

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

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.7% in 2004 from 88.8% in 2003. Product costs increased to 25.8% from 25.7%. Fiscal year 2003 benefited from the impact of a $2.6 million reduction of deferred gain amortization related to the sale of former distribution subsidiaries in previous years. This deferred gain became fully amortized in September of 2003. Excluding the amortization of deferred gains, product costs as a percentage of sales were 26.0% for 2003. Payroll and benefits costs decreased to 41.6% in 2004 from 43.4% in 2003 due to increased labor efficiency resulting from higher sales as well as lower health benefits costs resulting from new health benefits programs implemented in 2004. These cost improvements were partially offset by increased incentive compensation and higher payroll taxes compared with the prior year. Occupancy costs remained essentially flat at 5.7% in 2004 compared with 5.8% in 2003. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

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

The revenue decrease of $0.3 million (0.4%) is primarily the result of a fifty-third week of activity in 2003 (approximately $1.7 million) and a net thirty-five equivalent-unit decrease in franchised and licensed units due to unit closures, partially offset by new franchise unit openings and a 6.0% increase in same-store sales at franchised units.

Costs of franchise and license revenue increased $1.1 million (3.9%) in 2004 as a result of an increase in franchise incentive compensation for operations personnel compared with 2003, coupled with 2003 costs benefiting from a net $0.3 million reduction in bad debt expense related to the collection of certain past due accounts. As a percentage of franchise and license revenues, these costs increased to 31.8% for the year ended December 29, 2004 from 30.4% for the year ended December 31, 2003.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 29, 2004	December 31, 2003
	(Dollars in thousands)
Share-based compensation	$6,497	$283
Transaction costs	4,111	1,712
Other general and administrative expenses	56,314	49,273

Total general and administrative expenses	$66,922	$51,268

The share-based compensation costs incurred in 2004 resulted from the issuance of restricted stock units and stock options, whose fair value exceeded the exercise price at the date of grant, to employees. The increase in transaction costs in 2004 resulted from additional costs associated with our recapitalization, which was completed in the third and fourth quarters of 2004. Other general and administrative expenses increased due to a $9.1 million increase in incentive compensation accruals, which was partially offset by reductions in corporate overhead related to organizational changes.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 29, 2004	December 31, 2003
	(Dollars in thousands)
Depreciation of property and equipment	$43,872	$42,708
Amortization of capital lease assets	3,345	3,941
Amortization of intangible assets	9,432	14,388

Total depreciation and amortization	$56,649	$61,037

The overall decrease in depreciation and amortization expense of $4.4 million is primarily due to certain intangible assets becoming fully depreciated during 2003, partially offset by an increase in depreciation related to property and equipment additions.

Restructuring charges and exit costs of $0.5 million for the year ended December 29, 2004 primarily resulted from the closing of six underperforming units. Restructuring charges and exit costs of $0.6 million for the year ended December 31, 2003 primarily resulted from the reversal of approximately $1.6 million of exit costs recorded after we entered into a settlement agreement on the lease of our former corporate headquarters, in addition to severance and other restructuring costs associated with the elimination of approximately sixty out-of-restaurant support staff positions. See Note 4 to our consolidated financial statements.

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

Operating income was $53.8 million for the year ended December 29, 2004 compared with $46.0 million for the year ended December 31, 2003.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 29, 2004	December 31, 2003
	(Dollars in thousands)
Interest on senior notes	$46,832	$58,932
Interest on credit facilities	8,730	4,338
Interest on capital lease liabilities	4,274	5,017
Letters of credit and other fees	3,615	3,858
Interest income	(1,455)	(1,352)

Total cash interest	61,996	70,793
Amortization of deferred financing costs	5,539	5,390
Amortization of debt premium	(1,369)	(1,652)
Interest accretion on other liabilities	3,262	3,659

Total interest expense, net	$69,428	$78,190

The decrease in interest expense primarily resulted from the completion of our recapitalization in the third and fourth quarters of 2004. See “Liquidity and Capital Resources.”

Other nonoperating expense, net of $21.3 million for the year ended December 29, 2004 primarily represents the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchase of our previous senior notes and the repayment of our previous credit facility. See “Liquidity and Capital Resources.” Other nonoperating expense of $0.9 million for year ended December 31, 2003 primarily represents the loss on the early extinguishment of $3.0 million of industrial revenue bonds.

The provision for income taxes was $0.8 million for each of the years ended December 29, 2004 and December 31, 2003. These provisions for income taxes primarily represent gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in loss before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of NOL carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances. Without such tax planning strategies, our valuation allowance would have increased by approximately $11 million in 2004. See Note 9 to our consolidated financial statements.

Net loss was $37.7 million for the year ended December 29, 2004 compared with $33.8 million for the year ended December 31, 2003 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our credit facilities (and other prior credit facilities) and, in recent years, cash proceeds from the sale of surplus properties, sale-leaseback transactions and the sale of restaurants to franchisees. We believe that our estimated cash flows from operations for 2006, combined with our capacity for additional borrowings under our credit facilities, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2006. The following table sets forth a calculation of our cash provided by operations, for the periods indicated:

	Fiscal Year Ended
	December 28, 2005	December 29, 2004
	(In thousands)
Net loss	$(7,328)	$(37,675)
Loss on early extinguishment of debt	—	21,744
Impairment charges	1,174	1,130
Restructuring charges and exit costs	5,199	495
Gains on disposition of assets and other, net	(3,283)	(2,271)
Other noncash charges	63,148	63,917
Change in certain working capital items	3,400	(10,520)
Change in other assets and other liabilities, net	(5,006)	(6,751)

Cash provided by operations	$57,304	$30,069

Our principal capital requirements have been largely associated with remodeling and maintaining our existing company-owned restaurants and facilities. Net cash flows used for investing activities were $40.0 million for 2005. Our capital expenditures in 2005 were $54.9 million, of which $7.7 million was financed through capital leases. These capital expenditures in 2005 included $10.6 million related to the rollout of our new POS system, of which $6.0 million was financed through capital leases. Capital expenditures in 2005 were partially offset by net proceeds from dispositions of surplus property of $6.7 million.

Cash flows used in financing activities were $4.6 million for 2005, including $6.7 million of payments related to our credit facility and other long-term debt instruments, including capital lease obligations.

During the third and fourth quarters of 2004, we completed a series of refinancing transactions intended to reduce interest expense, extend debt maturities and increase our financial flexibility. The refinancing transactions consisted of: 1) receiving net proceeds of $89.8 million from the private placement of 48.4 million shares of our common stock, 2) entering into new senior secured credit facilities in an aggregate principal amount of $420 million (the “Credit Facilities”), and 3) issuing $175 million aggregate principal amount of 10% Senior Notes due 2012 (the “10% Notes”).

Also in 2004, we used the net proceeds from the private placement principally to repay a $40 million term loan under our previous credit facility and to repurchase approximately $43.8 million aggregate principal amount of our previously outstanding senior secured notes. We used the proceeds from the borrowings under the Credit Facilities and proceeds from the offering of the 10% Notes to repay remaining amounts outstanding under our previous credit facility, repurchase or redeem the remaining previously outstanding senior secured notes, and pay fees and expenses in connection with the refinancing transactions. During 2004, we recorded $21.7 million of losses on early extinguishment of debt which primarily represented the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchases of our previously outstanding senior secured notes and the termination of our previous credit facility. These losses are included as a component of other nonoperating expense (income), net in the accompanying Consolidated Statements of Operations for the fiscal year ended December 29, 2004.

The Credit Facilities consist of a $225 million five-year term loan facility, a $75 million four-year revolving credit facility (of which $45 million is available for the issuance of letters of credit), and a $120 million six-year term loan second lien facility. The term loan facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million (commencing March 31, 2005) with all remaining amounts due on the maturity date. The revolving facility matures on September 30, 2008. The second lien facility matures on

September 30, 2010 with no amortization of principal prior to the maturity date. The 10% Notes mature on October 1, 2012. At December 28, 2005, we had outstanding letters of credit of $43.1 million and no revolving loans under the revolving credit facility and term loans of $342.8 million collectively under the term loan facility and second lien facility, leaving net availability of $31.9 million. See Note 7 to the consolidated financial statements for additional information concerning the Credit Facilities and 10% Notes, including but not limited to, interest rates and payment dates, financial and other covenants, and security for and ranking of obligations thereunder. We were in compliance with the terms of the Credit Facilities as of and during the fiscal year ended December 28, 2005.

Our future contractual obligations and commitments at December 28, 2005 consist of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$518,674	$1,871	$5,422	$336,200	$175,181
Capital lease obligations (a)	58,035	10,262	17,333	10,304	20,136
Operating lease obligations	293,016	46,528	82,064	60,964	103,460
Interest obligations (a)	235,473	44,858	89,173	66,424	35,018
Pension and other defined contribution plan obligations (b)	4,243	4,243	—	—	—
Purchase obligations (c)	196,501	121,888	31,416	31,416	11,781

Total	$1,305,942	$229,650	$225,408	$505,308	$345,576

(a)	Interest obligations represent payments related to our long-term debt outstanding at December 28, 2005. For long-term debt with variable rates, we have used the rate applicable at December 28, 2005 to project interest over the periods presented in the table above. See Note 7 to our consolidated financial statements for balances and terms of the Credit Facilities and 10% Notes at December 28, 2005. The capital lease obligation amounts above are inclusive of interest.

(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 28, 2005. Amounts cannot currently be estimated for more than one year. See Note 10 to our consolidated financial statements.

(c)	Purchase obligations include amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes. In most cases, these agreements have provisions that would allow us to cancel such agreements with appropriate notice. Amounts included in the table above represent our estimate of purchases expected to be made during the period between which appropriate notice is provided and the respective purchase contract is cancelled. We routinely take delivery of goods under such circumstances.

At December 28, 2005, our working capital deficit was $85.6 million compared with $92.7 million at December 29, 2004. The working capital deficit decrease of $7.1 million resulted primarily from an increase in the balance of cash and cash equivalents and the reclassification of a note receivable from FRD to current assets due to its July 2006 scheduled maturity. These decreases in working capital deficit were partially offset by an increase in the balance of accounts payable and other current liabilities. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Off-Balance Sheet Arrangements

In January 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our floating rate term loan debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the Term Loan Facility. Under the terms of the swap, we will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The fair value of the swap, which is recorded as a component of other assets in the accompanying Consolidated Balance Sheets, was $1.3 million as of December 28, 2005.

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

During 2003, we began to experience negative trends related to workers’ compensation costs, especially in California. Approximately 40% of our workers’ compensation liabilities relate to California. As a result of these trends, we recorded $3.6 million and $5.2 million of additional workers’ compensation expense in 2005 and 2004, respectively, in addition to our periodic estimated cost per labor hour.

Total discounted insurance liabilities at December 28, 2005 and December 29, 2004 were $42.4 million and $40.4 million, respectively, reflecting a 5% discount rate. The related undiscounted amounts at such dates were $48.4 million and $45.6 million, respectively.

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

During 2005, 2004 and 2003, we recorded impairment charges of $1.2 million, $1.1 million and $4.0 million, respectively, for underperforming restaurants, including restaurants closed. At December 28, 2005, we had a total of 14 restaurants with an aggregate net book value of approximately $2.6 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

Restructuring and exit costs. As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units.

In assessing the discounted liabilities for future costs of obligations related to closed units, we make assumptions regarding the timing of units’ closures, amounts of future subleases, amounts of future property taxes and costs of closing the units. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exist costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

As a result of the adoption of SFAS 146, discounted liabilities for future lease costs and the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to units closed after December 25, 2002, including property taxes and maintenance related costs, are expensed as incurred.

Under either methodology, our most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 28, 2005, our total discounted liability for closed units was approximately $9.5 million, net of $6.2 million related to existing sublease agreements and $3.1 million related to properties for which we expect to enter into sublease agreements in the future. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. See Note 4 to our consolidated financial statements.

Implementation of New Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”, or SFAS 123-R. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of December 29, 2005, the first day of fiscal 2006, and will apply to all awards granted, modified, cancelled or repurchased after that date. Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options granted under the fair value method of SFAS 123 is presented in Note 2 to our consolidated financial statements. Based on the number of outstanding stock options, restricted stock units, and other share-based compensation awards as of December 28, 2005, we estimate we will record share-based compensation expense during 2006 of between $7 million and $8 million as a result of the adoption of SFAS 123-R. This estimate is based on the total share-based compensation awards granted as of December 28, 2005, and does not contemplate the potential impact of additional awards which may or may not be granted during 2006. Amounts of additional compensation expense related to restricted stock units will be dependent upon meeting certain performance measures and the fair market value of our common stock over the performance and vesting periods. See Note 12 to our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”. The interpretation clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to the legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, the interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. The interpretation also clarifies when sufficient information is available to reasonably estimate the fair value of an asset retirement obligation. We began applying the interpretation in the fourth quarter of 2005. The application of the interpretation did not have a significant impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the term loan facility and revolving credit facility bear interest at a variable rate based on LIBOR (adjusted LIBOR rate plus 3.25%) or an alternative base rate (highest of Prime Rate or Federal Funds Effective Rate plus 0.5%) plus a spread of 1.75% (2.0% for the revolving credit facility). Borrowings under the second lien facility bear interest at adjusted LIBOR plus 5.125% or the alternative base rate plus 3.625%.

In January 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our floating rate term loan debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the term loan facility. Under the terms of the swap, we will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. The swap effectively increases our ratio of fixed rate debt to total debt from approximately 34% to 48%.

Based on the levels of borrowings under the Credit Facilities at December 28, 2005, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $2.7 million, after considering the impact of the interest rate swap. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facilities at December 28, 2005. However, the nature and amount of our borrowings under the Credit Facilities may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $177.7 million compared with a book value of $175.9 million, at December 28, 2005. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at December 28, 2005 relates primarily to market quotations for our 10% Notes. See Note 7 to our consolidated financial statements.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans, and self-insurance liabilities. A 25 basis point increase in discount rate would reduce our projected benefit obligation related to our pension plan and other defined benefit plans by $2.0 million and $0.1 million, respectively, and reduce our net periodic benefit cost related to our pension plan by $0.1 million. A 25 basis point decrease in discount rate would increase our projected benefit obligation related to our pension plan and other defined benefit plans by $2.2 million and $0.1 million, respectively, and increase our net periodic benefit cost related to our pension plan by $0.1 million. The impact of a 25 basis point increase or decrease in discount rate on periodic benefit costs related our other defined benefit plans would be less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

Commodity Price Risk

We purchase certain food products such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, approximately 50% of our purchasing arrangements are structured to contain features that minimize price volatility by establishing price ceilings and/or floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. We have determined that our purchasing agreements do not qualify as derivative financial instruments or contain embedded derivative instruments. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes. As discussed above, we entered into an interest rate swap in January 2005 to increase our ratio of fixed rate debt to total debt.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements which appears on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A. Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that at the end of the period covered by this report our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B. Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 28, 2005. Management’s assessment was based on criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 28, 2005, our internal control over financial reporting was effective, based upon those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which follows this report.

C. Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Denny’s Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.B.), that Denny’s Corporation’s (the Company) internal control over financial reporting was effective as of December 28, 2005, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Denny’s Corporation’s internal control over financial reporting was effective as of December 28, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2005, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 28, 2005 and December 29, 2004, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 28, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina

March 10, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934, our Audit Committee Financial Expert and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation 2006 Annual Meeting of the Shareholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). The information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

The information required by this item is furnished by incorporation by reference to information under the caption entitled “Selection of Independent Registered Public Accounting Firm – 2006 Audit Information” and “Audit Committee’s Pre-approved Policies and Procedures” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See the Index to Financial Statements which appears on page F-1 hereof.

(2)	Financial Statement Schedules: No schedules are filed herewith because of the absence of conditions under which they are required or because the information called for is in our consolidated financial statements or notes thereto appearing elsewhere herein.

(3)	Exhibits: Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference from other documents on file with the Commission with which they are electronically filed, to be a part hereof as of their respective dates.

Exhibit No.	Description
*3.1	Restated Certificate of Incorporation of Denny’s Corporation dated March 3, 2003 as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004.)

*3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 27, 2004 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on August 27, 2004)

*3.3	By-Laws of Denny’s Corporation, as effective as of August 25, 2004 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on August 27, 2004)

*4.1	10% Senior Notes due 2012 Indenture dated as of October 5, 2004 between Denny’s Holdings, Inc., as Issuer, Denny’s Corporation, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*4.2	Form of 10% Senior Note due 2012 and annexed Guarantee (included in Exhibit 4.1 hereto)

*4.3	Registration Rights Agreement dated as of October 5, 2004, by and among Denny’s Holdings, Inc. as Issuer, Denny’s Corporation as Guarantor, and UBS Securities LLC, Goldman, Sachs & Co. and Banc of America Securities LLC as Initial Purchasers (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*4.4	Warrant Agreement (including the form of Warrant) (incorporated by reference to Exhibit 10.1 to the Form 8-A of Denny’s Corporation (then known as Advantica Restaurant Group, Inc. (“Advantica”)) filed with the Commission January 7, 1998, relating to common stock warrants)

*4.5	Amended and Restated Rights Agreement, dated as of January 5, 2005, between Denny’s Corporation and Continental Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A/A of Denny’s Corporation, filed with the Commission January 12, 2005, relating to preferred stock purchase rights)

Exhibit No.	Description
*4.6	Indenture relating to the 11 1/4% Senior Notes (including the form of security) dated as of January 7, 1998, between Denny’s Corporation (then known as Advantica) and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Denny’s Corporation (then known as Advantica), filed with the Commission on January 15, 1998)

*4.7	Indenture relating to the 12 3/4% Senior Notes (including form of security) dated April 13, 2002 among Denny’s Corporation (then known as Advantica) and Denny’s Holdings Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) for the quarter ended March 27, 2002)

*4.8	11 1/4% Senior Notes due 2008 Supplemental Indenture dated as of September 21, 2004 between Denny’s Corporation (f/k/a Advantica Restaurant Group, Inc.), as Issuer, and U.S. Bank National Association (successor to First Trust National Association), as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*4.9	12 3/4% Senior Notes due 2007 Supplemental Indenture, dated September 21, 2004, among Denny’s Corporation (f/k/a Advantica Restaurant Group, Inc.) and Denny’s Holdings, Inc., as Issuers and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

+*10.1	Advantica Restaurant Group Director Stock Option Plan, as amended through January 24, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) filed with the Commission on May 14, 2001)

+*10.2	Advantica Stock Option Plan as amended through November 28, 2001 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Denny’s Corporation (then known as Advantica) for the year ended December 26, 2001)

+*10.3	Form of Agreement, dated February 9, 2000, providing certain retention incentives and severance benefits for company management (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) for the quarter ended March 29, 2000)

*10.4	Stipulation and Agreement of Settlement, dated February 19, 2002, by and among FRD Acquisition Co., the Creditors Committee, Advantica, Denny’s, Inc. FRI-M Corporation, Coco’s Restaurants, Inc. and Carrows Restaurants, Inc., and as filed with the Bankruptcy Court on February 19, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation (then known as Advantica), filed with the Commission on February 20, 2002)

*10.5	First Amended Plan of Reorganization of FRD Acquisition, Co., confirmed by order of the United States Bankruptcy Court for the District of Delaware on June 20, 2002 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Denny’s Corporation (then known as Advantica) dated July 25, 2002)

+*10.6	Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Denny’s Corporation (No. 333-103220) filed with the Commission on February 14, 2003)

+*10.7	Employment Agreement dated November 1, 2003 between Denny’s Corporation and Nelson J. Marchioli (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 24, 2003)

*10.8	Credit Agreement dated as of September 21, 2004, Among Denny’s, Inc., Denny’s Realty, Inc., as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., as Guarantors, the Lenders named herein, Bank of America, N.A., as Administrative Agent, and UBS SECURITIES LLC, as

Exhibit No.	Description
Syndication Agent, and Banc of America Securities LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (First Lien) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.9	Credit Agreement dated as of September 21, 2004, Among Denny’s, Inc., Denny’s Realty, Inc., as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., as Guarantors, the Lenders named herein, Bank of America, N.A., as Administrative Agent, and UBS SECURITIES LLC, as Syndication Agent, and Banc of America Securities LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (Second Lien) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.10	Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (First Lien) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.11	Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (Second Lien) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

+*10.12	Description of amendments to the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.13	Form of Subscription Agreement dated July 6, 2004 in connection with the Private Placement of Common Stock of Denny’s Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on July 7, 2004)

*+10.14	Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.15	Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004)

+*10.16	Employment Agreement dated January 2, 2001 between Denny’s Corporation (then known as Advantica) and Nelson J. Marchioli (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) for the quarter ended March 28, 2001)

+*10.17	Amendment dated May 30, 2003 to Employment Agreement dated January 2, 2001 between Denny’s Corporation (formerly doing business as Advantica) and Nelson J. Marchioli (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 25, 2003)

*10.18	Credit Agreement, dated as of December 16, 2002, As Amended and Restated as of September 26, 2003, among Denny’s Inc. and Denny’s Realty, Inc., as borrowers, Denny’s Corporation, Denny’s Holdings., Inc. and DFO, Inc., as guarantors, the lenders named therein, JPMorgan Chase Bank, as administrative agent, Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as syndication agent and J.P. Morgan Securities Inc., as sole advisor, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 24, 2003)

Exhibit No.	Description
*10.19	Guarantee and Collateral Agreement, dated as of December 16, 2002, As Amended and Restated as of September 26, 2003, among Denny’s Corporation, Denny’s Holdings, Inc., Denny’s Inc., Denny’s Realty, Inc., each other subsidiary loan party referenced therein and JPMorgan Chase, as collateral agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 24, 2003)

*10.20	Amendment No. 1 dated as of July 2, 2004 to the Credit Agreement dated as of December 16, 2002, as amended and restated as of September 26, 2003, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 30, 2004)

*10.21	Amendment No. 2 dated as of July 27, 2004 to the Credit Agreement dated as of December 16, 2002, as amended and restated as of September 26, 2003 and as amended by Amendment No. 1 thereto dated of July 2, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wells Fargo Foothill, Inc. (f/k/a Foothill Capital Corporation), as Syndication Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended June 30, 2004)

+*10.22	Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.23	Employment Agreement dated May 11, 2005 between Denny’s Corporation and Nelson J. Marchioli (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on May 13, 2005)

+*10.24	Employment Offer Letter dated August 16, 2005 between Denny’s Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 28, 2005)

+10.25	Description of Denny’s 2005 Corporate Incentive Plan

21.1	Subsidiaries of Denny’s

23.1	Consent of KPMG LLP

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of F. Mark Wolfinger, Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, and F. Mark Wolfinger, Senior Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contracts or compensatory plans or arrangements.

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

DENNY’S CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-2
Consolidated Statements of Operations for each of the Three Fiscal Years in the Period Ended December 28, 2005	F-3
Consolidated Balance Sheets as of December 28, 2005 and December 29, 2004	F-4
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) for each of the Three Fiscal Years in the Period Ended December 28, 2005	F-5
Consolidated Statements of Cash Flows for each of the Three Fiscal Years in the Period Ended December 28, 2005	F-6
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors

Denny’s Corporation:

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 28, 2005 and December 29, 2004, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 28, 2005 and December 29, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Greenville, South Carolina

March 10, 2006

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 28, 2005	December 29, 2004	December 31, 2003
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$888,942	$871,248	$851,853
Franchise and license revenue	89,783	88,758	89,092

Total operating revenue	978,725	960,006	940,945

Costs of company restaurant sales:
Product costs	224,803	225,200	219,193
Payroll and benefits	372,644	362,450	369,941
Occupancy	51,057	49,581	49,033
Other operating expenses	130,883	117,834	118,563

Total costs of company restaurant sales	779,387	755,065	756,730
Costs of franchise and license revenue	28,758	28,196	27,125
General and administrative expenses	62,911	66,922	51,268
Depreciation and amortization	56,126	56,649	61,037
Restructuring charges and exit costs	5,199	495	613
Impairment charges	1,174	1,130	3,986
Gains on disposition of assets and other, net	(3,283)	(2,271)	(5,844)

Total operating costs and expenses	930,272	906,186	894,915

Operating income	48,453	53,820	46,030

Other expenses:
Interest expense, net	55,172	69,428	78,190
Other nonoperating expense (income), net	(602)	21,265	901

Total other expenses, net	54,570	90,693	79,091

Loss before income taxes	(6,117)	(36,873)	(33,061)
Provision for income taxes	1,211	802	759

Net loss	$(7,328)	$(37,675)	$(33,820)

Basic and diluted net loss per share	$(0.08)	$(0.58)	$(0.83)

Weighted average shares outstanding:
Basic	91,018	64,708	40,687

Diluted	91,018	64,708	40,687

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2005	December 29, 2004
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$28,236	$15,561
Receivables, less allowance for doubtful accounts of:
2005—$450; 2004—$801	18,444	12,375
Inventories	8,207	8,289
Prepaid and other	8,362	7,330

Total Current Assets	63,249	43,555

Property, net	288,140	285,401
Other Assets:
Goodwill	50,186	50,186
Intangible assets, net	71,664	77,484
Deferred financing costs, net	15,761	19,108
Other	23,881	24,759

Total Assets	$512,881	$500,493

LIABILITIES
Current Liabilities:
Current maturities of notes and debentures	$1,871	$1,975
Current maturities of capital lease obligations	6,226	3,396
Accounts payable	48,021	42,647
Other	92,756	88,226

Total Current Liabilities	148,874	136,244

Long-Term Liabilities:
Notes and debentures, less current maturities	516,803	519,236
Capital lease obligations, less current maturities	28,862	28,149
Liability for insurance claims, less current portion	31,187	28,108
Other noncurrent liabilities and deferred credits	52,557	54,186

Total Long-Term Liabilities	629,409	629,679

Total Liabilities	778,283	765,923

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common Stock:
$0.01 par value; shares authorized—135,000; Issued and outstanding: 2005—91,751; 2004—89,987	918	900
Paid-in capital	517,854	510,686
Deficit	(764,631)	(757,303)
Accumulated other comprehensive loss, net of tax	(19,543)	(19,713)

Total Shareholders’ Deficit	(265,402)	(265,430)

Total Liabilities and Shareholders’ Deficit	$512,881	$500,493

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount
	(In thousands)
Balance, December 25, 2002	40,290	403	417,415	(685,808)	(14,976)	(282,966)

Comprehensive loss:
Net loss	—	—	—	(33,820)	—	(33,820)
Other comprehensive loss:
Additional minimum pension liability, net of tax	—	—	—	—	(2,966)	(2,966)

Comprehensive loss	—	—	—	(33,820)	(2,966)	(36,786)
Issuance of common stock	713	7	401	—	—	408

Balance, December 31, 2003	41,003	410	417,816	(719,628)	(17,942)	(319,344)

Comprehensive loss:
Net loss	—	—	—	(37,675)	—	(37,675)
Other comprehensive loss:
Additional minimum pension liability, net of tax	—	—	—	—	(1,771)	(1,771)

Comprehensive loss	—	—	—	(37,675)	(1,771)	(39,446)
Share-based compensation related to stock options	—	—	3,098	—	—	3,098
Issuance of common stock, net of issuance costs of $2.2 million	48,430	484	89,311	—	—	89,795
Exercise of common stock options	554	6	461	—	—	467

Balance, December 29, 2004	89,987	900	510,686	(757,303)	(19,713)	(265,430)

Comprehensive (loss):
Net loss	—	—	—	(7,328)	—	(7,328)
Other comprehensive income (loss):
Unrealized gain on hedged transaction, net of tax	—	—	—	—	1,256	1,256
Additional minimum pension liability, net of tax	—	—	—	—	(1,086)	(1,086)

Comprehensive income (loss)				(7,328)	170	(7,158)
Share-based compensation related to stock options	—	—	3,529	—	—	3,529
Share-based compensation settled in common stock	382	4	1,678	—	—	1,682
Exercise of common stock options	1,382	14	1,961	—	—	1,975

Balance, December 28, 2005	91,751	$918	$517,854	$(764,631)	$(19,543)	$(265,402)

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 28, 2005	December 29, 2004	December 31, 2003
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(7,328)	$(37,675)	$(33,820)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	56,126	56,649	61,037
Impairment charges	1,174	1,130	3,986
Restructuring charges and exit costs	5,199	495	613
Amortization of deferred gains	—	—	(2,644)
Amortization of deferred financing costs	3,493	5,539	5,390
Gains on disposition of assets and other, net	(3,283)	(2,271)	(5,844)
Amortization of debt premium	—	(1,369)	(1,652)
Loss on early extinguishment of debt	—	21,744	1,192
Share-based compensation related to stock options	3,529	3,098	—
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	(567)	(1,442)	2,865
Inventories	81	(131)	(443)
Other current assets	(1,031)	(1,008)	1,458
Other assets	(5,744)	(1,890)	(1,632)
Increase (decrease) in liabilities:
Accounts payable	3,755	803	(3,498)
Accrued salaries and vacations	(327)	12,098	2,775
Accrued taxes	405	(1,275)	1,335
Other accrued liabilities	1,084	(19,565)	(2,134)
Other noncurrent liabilities and deferred credits	738	(4,861)	(2,376)

Net cash flows provided by operating activities	57,304	30,069	26,608

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended
	December 28, 2005	December 29, 2004	December 31, 2003
	(In thousands)
Cash Flows from Investing Activities:
Purchase of property	$(47,165)	$(36,130)	$(32,025)
Proceeds from disposition of property	6,693	3,584	18,076
Collection of amounts due from FRD	432	384	—

Net cash flows used in investing activities	(40,041)	(32,162)	(13,949)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	—	293,900	4,400
Deferred financing costs paid	(296)	(19,216)	(3,256)
Long-term debt payments	(6,747)	(503,850)	(7,413)
Proceeds from exercise of stock options	1,975	467	—
Proceeds from equity issuance, net	—	89,795	—
Proceeds from debt issuance	—	175,000	—
Debt prepayment and other transaction costs	—	(24,665)	—
Net change in bank overdrafts	480	(1,140)	(4,744)

Net cash flows (used in) provided by financing activities	(4,588)	10,291	(11,013)

Increase in cash and cash equivalents	12,675	8,198	1,646
Cash and Cash Equivalents at:
Beginning of year	15,561	7,363	5,717

End of year	$28,236	$15,561	$7,363

Supplemental Cash Flow Information:
Income taxes paid, net	$1,278	$1,412	$627

Interest paid	$47,489	$81,072	$71,370

Noncash investing activities:
Notes forgiven related to reacquisition of restaurants	$—	$—	$366

Other investing activities	$4,972	$3,833	$1,467

Noncash financing activities:
Share-based compensation settled in common stock	$1,682	$—	$408

Execution of capital leases	$7,714	$3,484	$1,384

Other financing activities	$—	$150	$—

See notes to consolidated financial statements.

DENNY’S CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is America’s largest family-style restaurant chain in terms of market share and number of units. At December 28, 2005 the Denny’s brand consisted of 1,578 restaurants, 543 of which are company-owned and operated and 1,035 of which are franchised/licensed restaurants. These Denny’s restaurants are operated in 49 states, the District of Columbia, two U.S. territories and four foreign countries, with principal concentrations in California, Florida and Texas.

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

Consolidation Policy. The consolidated financial statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries, the most significant of which are Denny’s Holdings, Inc.; and Denny’s, Inc. and DFO, Inc., which are subsidiaries of Denny’s Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2003 includes 53 weeks of operations. Fiscal 2004 and 2005 each include 52 weeks of operations.

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

Property and Depreciation. We depreciate owned property using the straight-line method over its estimated useful life. We amortize property held under capital leases (at capitalized value) over the lesser of its estimated useful life or the initial lease term. In certain situations, one or more option periods may be used in determining the depreciable life of certain properties leased under operating lease agreements, if we deem that an economic penalty will be incurred and exercise of such option periods is reasonably assured. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing rent expense. The following estimated useful service lives were in effect during all periods presented in the financial statements:

Buildings—Five to thirty years

Equipment—Two to ten years

Leasehold Improvements—Estimated useful life limited by the expected lease term, generally between five and twenty years.

Goodwill. Goodwill primarily represents goodwill recognized in accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations” and excess reorganization value recognized in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, or SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as a result of our 1998 bankruptcy. We test goodwill for impairment at least annually, and more frequently if circumstances indicate impairment may exist.

Other Intangible Assets. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements. Trade names and trademarks are considered indefinite-lived intangible assets and are not amortized. Franchise and other operating agreements are amortized using the straight-line basis over the term of the related agreement. We test trade name and trademark assets for impairment at least annually, and more frequently if circumstances indicate impairment may exist. We assess impairment of franchise and other operating agreements whenever changes or events indicate that the carrying value may not be recoverable.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. We have included in accounts payable on the consolidated balance sheets cash overdrafts totaling $12.0 million and $11.5 million at December 28, 2005 and December 29, 2004, respectively.

Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value, and are classified in our Consolidated Balance Sheets, based on expected loss payment patterns determined by independent actuaries. Total discounted insurance liabilities at December 28, 2005 and December 29, 2004 were $42.4 million and $40.4 million, respectively, reflecting a 5% discount rate. The related undiscounted amounts at such dates were $48.4 million and $45.6 million, respectively.

Deferred Gains. In 1995, we sold our distribution subsidiary, Proficient Food Company, or PFC. In conjunction with the sale, we entered into an eight-year distribution contract with the acquirer of PFC. This transaction resulted in a deferred gain of approximately $30.0 million that was amortized on a straight-line basis through September 2003 as a reduction of product costs. Product costs in 2003 are net of approximately $2.6 million of deferred gain amortization.

Income Taxes. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered ongoing, prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998—see Note 9) would decrease income tax expense in the period such determination was made. At December 28, 2005 and December 29, 2004, a valuation allowance was recorded for all of our net deferred tax assets.

Leases. Our policy requires the use of a consistent lease term for (i) calculating the maximum depreciation period for related buildings and leasehold improvements; (ii) classifying the lease; and (iii) computing periodic rent expense increases where the lease terms include escalations in rent over the lease term. The lease term commences on the date when we become legally obligated for the rent payments. We account for rent escalations in leases using a straight-line basis over the expected lease term. Any rent holidays after lease commencement are recognized on a straight-line basis over the lease term, which includes the rent holiday period. Leasehold improvements that have been funded by lessors have historically been insignificant. Any leasehold improvements we make that are funded by lessor incentives or allowances under operating leases are recorded as leasehold improvement assets and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to lease expense over the expected lease term. We record contingent rent expense based on estimated sales for respective units over the contingency period.

Fair Value of Financial Instruments. Our significant financial instruments are cash and cash equivalents, investments, receivables, accounts payable, accrued liabilities, long-term debt and interest rate swaps. Except for long-term debt and interest rate swaps, the fair value of these financial instruments approximates their carrying values based on their short maturities. See Note 7 for information about the fair value of long-term debt and interest rate swaps.

Derivative Financial Instruments. We record all derivative financial instruments as either assets or liabilities in the balance sheet at fair value. At December 28, 2005, we had designated an interest rate swap as a hedge of the cash flows on variable rate debt. To the extent the derivative instrument is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument are not included in current earnings but are reported as other comprehensive income (loss). The ineffective portion of the hedge is recorded as an adjustment to earnings. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Segment. Denny’s operates in only one industry segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through either company-owned or franchised restaurants.

Company Restaurant Sales. Company restaurant sales are recognized when food and beverage products are sold at company-owned units. Proceeds from the sale of gift certificates are deferred and recognized as revenue when they are redeemed.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2005, 2004, and 2003, we recorded initial fees of $0.7 million, $1.4 million, and $1.4 million, respectively, as a component of franchise and license revenue in the accompanying Consolidated Statements of Operations. At December 28, 2005, December 29, 2004, and December 31, 2003, deferred fees were $0.6 million, $0.6 million and $1.2 million, respectively and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. For 2005, our ten largest franchisees accounted for approximately 28.8% of our franchise revenues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2005, 2004, and 2003 was $28.6 million, $29.0 million, and $29.0 million, respectively, net of contributions from franchisees of $35.2 million, $34.2 million, and $33.7 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Operations.

Restructuring and exit costs. As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded restructuring and exit costs. These costs consist primarily of severance and outplacement costs for terminated employees and the costs of future obligations related to closed units.

In assessing the discounted liabilities for future costs of obligations related to closed units, we make assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

As a result of the adoption of SFAS 146, discounted liabilities for future lease costs and the fair value of related subleases of units closed after December 25, 2002 are recorded when the unit is closed. All other costs related to units closed after December 25, 2002, including property taxes and maintenance related costs, are expensed as incurred.

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

Gains on Sales of Company-Owned Restaurants and Surplus Properties. We typically have not included real estate in our sales of company-owned restaurant units; therefore, we have recognized gains on sale of restaurant transactions at the time of sale. Any gains on sales of company-owned restaurants and surplus properties that include real estate are recognized when the cash proceeds from the sale exceed the minimum requirements (generally 20% of the sale price) as set forth in SFAS 66, “Accounting for Sales of Real Estate.” Total proceeds from the sales of company-owned restaurants and surplus properties were $6.7 million, $3.6 million, and $18.1 million in 2005, 2004, and 2003, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information is as follows:

	2005	2004	2003
	(In millions, except per share data)
Reported net loss	$(7.3)	$(37.7)	$(33.8)
Stock-based employee compensation expense included in reported net loss	7.8	6.5	0.3
Less total stock-based compensation expense determined under fair value based method, net of related tax effects	(11.9)	(9.9)	(1.7)

Pro forma net loss	$(11.4)	$(41.1)	$(35.2)

Basic and Diluted:
As reported	$(0.08)	$(0.58)	$(0.83)
Pro forma	(0.13)	(0.63)	(0.86)

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options granted under the fair value method of that statement. The fair value of the stock options granted in 2005, 2004 and 2003 was estimated at the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for the grants:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	90%	99%	100%
Risk-free interest rate	4.0%	4.3%	4.3%
Weighted average expected life	6.0 years	8.3 years	6.1 years

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

New Accounting Standards. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised) (SFAS 123-R), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for the Company as of December 29, 2005, the first day of fiscal 2006, and will apply to all awards granted, modified, cancelled or repurchased after that date. The pro forma net income (loss) and related per share amounts are presented in Stock Options above as though the Company had applied SFAS 123 in 2005, 2004, and 2003. See Note 12.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”. The interpretation clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to the legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, the interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. The interpretation also clarifies when sufficient information is available to reasonably estimate the fair value of an asset retirement obligation. We began applying the interpretation in the fourth quarter of 2005. The application of the interpretation did not have a significant impact on our results of operations or financial position.

Note 3.	Goodwill and Other Intangible Assets

The following table reflects goodwill and intangible assets as reported at December 28, 2005 and at December 29, 2004:

	December 28, 2005		December 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$50,186	$—	$50,186	$—

Intangible assets with indefinite lives:
Trade names	$42,323	$—	$42,323	$—
Liquor licenses	284	—	356	—
Intangible assets with definite lives:
Franchise agreements	67,644	38,805	69,968	35,547
Foreign license agreements	1,506	1,288	1,780	1,396

	$111,757	$40,093	$114,427	$36,943

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2006	$4,737
2007	4,356
2008	3,746
2009	3,405
2010	3,009

We performed an annual impairment test as of December 28, 2005 and determined that none of the recorded goodwill or other intangible assets with indefinite lives was impaired.

Note 4.	Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	2005	2004	2003
	(In thousands)
Exit costs	$1,898	$213	$(1,543)
Severance and other restructuring charges	$3,301	$282	$2,156

Total restructuring charges and exit costs	$5,199	$495	$613

Exit costs recorded in 2005 primarily resulted from the closing of eight underperforming units, including three franchise units for which we remain obligated under leases. Severance and other restructuring costs in 2005 relate to the termination of approximately twenty out-of-restaurant support staff positions.

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

The components of the change in accrued exit cost liabilities are as follows:

	2005	2004
	(In thousands)
Beginning balance	$9,841	$13,044
Provisions for units closed during the year	1,151	405
Changes in estimates of accrued exit costs, net	747	(192)
Payments, net	(3,268)	(4,689)
Interest accretion (included in interest expense)	1,060	1,273

Ending balance	$9,531	$9,841

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2006	$2,181
2007	1,408
2008	1,403
2009	1,455
2010	1,551
Thereafter	6,776

Total	14,774
Less imputed interest	5,243

Present value of exit cost liabilities	$9,531

The present value of exit cost liabilities is net of $6.2 million relating to existing sublease arrangements and $3.1 million related to properties for which we expect to enter into sublease agreements in the future. See Note 8 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed units.

During 2005, 2004, and 2003, we recorded severance and outplacement costs related to restructuring plans of $5.7 million. Through December 28, 2005, approximately $5.5 million of these costs have been paid, of which $3.2 million was paid during the year ended December 28, 2005. The remaining balance of severance and outplacement costs of $0.2 million is expected to be paid during 2006.

Note 5.	Property, Net

Property, net, consists of the following:

	December 28, 2005	December 29, 2004
	(In thousands)
Land	$56,872	$57,512
Buildings and improvements	437,284	415,791
Other property and equipment	138,136	126,053

Total property owned	632,292	599,356
Less accumulated depreciation	364,721	330,915

Property owned, net	267,571	268,441

Buildings, vehicles, and other equipment held under capital leases	37,596	36,347
Less accumulated amortization	17,027	19,387

Property held under capital leases, net	20,569	16,960

	$288,140	$285,401

Subtantially all owned property is pledged as collateral for our Credit Facilities. See Note 7.

Note 6.	Other Current Liabilities

Other current liabilities consist of the following:

	December 28, 2005	December 29, 2004
	(In thousands)
Accrued salaries and vacations	$34,982	$36,929
Accrued insurance, primarily current portion of liability for insurance claims	13,751	15,278
Accrued taxes	11,165	10,761
Accrued interest	8,199	5,848
Other	24,659	19,410

	$92,756	$88,226

Note 7.	Long-Term Debt

Long-term debt consists of the following:

	December 28, 2005	December 29, 2004
	(In thousands)
Notes and Debentures:
10% Senior Notes due October 1, 2012, interest payable semi-annually	$175,000	$175,000
Credit Facilities:
First Lien Facility:
Revolver Loans outstanding due September 30, 2008	—	—
Term Loans due September 30, 2009	222,752	225,000
Second Lien Facility Term Loans due September 30, 2010	120,000	120,000
Other note payable, maturing January 1, 2013, payable in monthly installments with an interest rate of 9.17% (a)	498	542
Notes payable secured by equipment, maturing over various terms up to 5 years, payable in monthly and quarterly installments with interest rates ranging from 9.0% to 11.97% (b)	424	669
Capital lease obligations (see Note 8)	35,088	31,545

	553,762	552,756

Less current maturities	8,097	5,371

Total long-term debt	$545,665	$547,385

(a)	Includes a note collateralized by a restaurant with a net book value of $0.2 million at December 28, 2005.

(b)	Includes notes collateralized by equipment with a net book value of $0.2 million at December 28, 2005.

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 8), at December 28, 2005 are as follows:

Year:	(In thousands)
2006	$1,871
2007	2,452
2008	2,970
2009	216,124
2010	120,076
Thereafter	175,181

$518,674

For the year ended December 29, 2004, we recorded $21.7 million of losses on early extinguishment of debt which primarily represent the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchase of the previously outstanding senior notes and the termination of our previous credit facility. These losses are included as a component of other nonoperating expense (income), net in the accompanying Consolidated Statements of Operations.

Credit Facilities

On September 21, 2004, our subsidiaries, Denny’s, Inc. and Denny’s Realty, Inc. (the “Borrowers”), entered into senior secured credit facilities in an aggregate principal amount of $420 million. The credit facilities consist of a first lien facility and a second lien facility. The first lien facility consists of a $225 million five-year term loan facility (the “Term Loan Facility”) and a $75 million four-year revolving credit facility, of which $45 million is available for the issuance of letters of credit (the “Revolving Facility” and together with the Term Loan Facility, the “First Lien Facility”). The second lien facility consists of an additional $120 million six-year term loan facility (the “Second Lien Facility,” and together with the First Lien Facility, the “Credit Facilities”). The Second Lien Facility ranks pari passu with the First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the First Lien Facility.

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million (commencing March 31, 2005) with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrowers’ option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The weighted average interest rate under the First Lien Facility and the Second Lien Facility was 7.30% and 9.39%, respectively, as of December 28, 2005.

At December 28, 2005, we had outstanding letters of credit of $43.1 million under our Revolving Facility and term loans of $342.8 million collectively under the Term Loan Facility and Second Lien Facility, leaving net availability of $31.9 million. There were no advances outstanding under the Revolving Facility at December 28, 2005.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny’s Corporation, Denny’s Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facilities as of and during the fiscal year ended December 28, 2005.

Interest Rate Swap

In January 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our floating rate term loan debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the Term Loan Facility. Under the terms of the swap, we will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense.

To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The components of the cash flow hedge included in accumulated other comprehensive income (loss) in the Consolidated Statement of Shareholders’ Deficit and Comprehensive Income (Loss) for the year ended December 28, 2005, are as follows:

Year Ended December 28, 2005
(In thousands)
Net interest income (expense) recognized as a result of interest rate swap	$(265)
Unrealized gain for changes in fair value of interest swap rates	1,521

Net increase in Accumulated Other Comprehensive Income (Loss), net of tax	$1,256

We did not note any ineffectiveness in the hedge during the year ended December 28, 2005. We do not enter into derivative financial instruments for trading or speculative purposes.

10% Senior Notes Due 2012

On October 5, 2004, Denny’s Holdings issued $175 million aggregate principal amount of its 10% Senior Notes due 2012 (the “10% Notes”). The 10% Notes are irrevocably, fully and unconditionally guaranteed on a senior basis by Denny’s Corporation. The 10% Notes are general, unsecured senior obligations of Denny’s Holdings, and rank equal in right of payment to all of our existing and future indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the 10% Notes; rank senior in right of payment to all existing and future subordinated indebtedness; and are effectively subordinated to all existing and future secured debt to the extent of the value of the assets securing such debt and structurally subordinated to all indebtedness and other liabilities of the subsidiaries of Denny’s Holdings, including the Credit Facilities. The 10% Notes bear interest at the rate of 10% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The 10% Notes mature on October 1, 2012.

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

The Indenture is fully and unconditionally guaranteed by Denny’s Corporation. Denny’s Corporation is a holding company with no independent assets or operations, other than as related to the ownership of the common stock of Denny’s Holdings and its status as a holding company. Denny’s Corporation is not subject to the restrictive covenants in the Indenture. Denny’s Holdings is restricted from paying dividends and making distributions to Denny’s Corporation under the terms of the Indenture.

Fair Value of Long-Term Debt

The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $177.7 million compared with a book value of $175.9 million at December 28, 2005. The computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at December 28, 2005 relates primarily to market quotations for our 10% Notes.

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

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable, of which the current portion is recorded in prepaid and other assets and the long-term portion is recorded in other long-term assets in our Consolidated Balance Sheets, is as follows:

	December 28, 2005	December 29, 2004
	(In thousands)
Total minimum rents receivable	$6,751	$8,345
Less unearned income	4,464	5,595

Net investment in direct financing leases receivable	$2,287	$2,750

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed units, at December 28, 2005 are as follows:

	Commitments		Lease Receipts
Year:	Capital	Operating	Direct Financing	Operating
	(In thousands)
2006	$10,262	$46,528	$546	$22,722
2007	9,695	43,278	546	22,291
2008	7,638	38,786	546	21,363
2009	5,258	34,021	546	20,794
2010	5,046	26,943	546	20,414
Thereafter	20,136	103,460	4,021	146,912

Total	58,035	$293,016	$6,751	$254,496

Less imputed interest	22,947

Present value of capital lease obligations	$35,088

The total rental expense included in the determination of income (loss) is as follows:

	2005	2004	2003
	(In thousands)
Base rents	$44,240	$44,212	$44,505
Contingent rents	6,984	5,811	6,201

	$51,224	$50,023	$50,706

Total rental expense in the above table does not reflect sublease rental income of $26.7 million, $27.1 million and $28.6 million for 2005, 2004 and 2003, respectively. Rent expense, net of sublease income, is recorded as a component of occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Operations.

Note 9.	Income Taxes

A summary of the provision for income taxes is as follows:

	2005	2004	2003
	(In thousands)
Current:
Federal	$129	$—	$—
State, foreign and other	1,082	802	759

	1,211	802	759

Deferred:
Federal	—	—	—
State, foreign and other	—	—	—

	—	—	—

Provision for income taxes	$1,211	$802	$759

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities from continuing operations:

	December 28, 2005	December 29, 2004
	(In thousands)
Deferred tax assets:
Lease reserves	$1,875	$2,967
Self-insurance accruals	17,389	16,767
Capitalized leases	5,808	5,834
Closed store reserve	3,813	3,937
Fixed assets	21,731	14,716
Pension, other retirement and compensation plans	17,364	13,661
Other accruals	1,581	5,259
Capital loss carryforwards	12,631	12,700
Alternative minimum tax credit carryforwards	12,157	12,028
General business credit carryforwards	45,727	44,492
Net operating loss carryforwards	39,522	42,996

Total deferred tax assets before valuation allowance	179,598	175,357
Less: valuation allowance	(149,189)	(143,289)

Deferred tax assets	30,409	32,068

Deferred tax liabilities:
Intangible assets	(30,409)	(32,068)

Total deferred tax liabilities	(30,409)	(32,068)

Net deferred tax liability	$—	$—

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

Any subsequent reversal of the valuation allowance established in connection with fresh start reporting on January 7, 1998 (approximately $50 million at December 28, 2005) would be applied first to reduce reorganization value in excess of amounts allocable to identifiable assets, or reorganization value, then to reduce other identifiable intangible assets, followed by a credit directly to equity.

The difference between our statutory federal income tax rate and our effective tax rate on loss from continuing operations is as follows:

	2005	2004	2003
Statutory benefit rate	(35%)	(35%)	(35%)
Differences:
State, foreign, and other taxes, net of federal income tax benefit	12	2	1
Portion of net operating losses, capital losses and unused income tax credits resulting from the establishment or reduction in the valuation allowance	31	39	36
Wage addback on income tax credits	17	—	—
Other	(5)	(4)	—

Effective tax rate	20%	2%	2%

At December 28, 2005, Denny’s has available, on a consolidated basis, general business credit carryforwards of approximately $46 million, most of which expire in 2006 through 2025, and alternative minimum tax, or AMT, credit carryforwards of approximately $12 million, which never expire. Denny’s also has available regular NOL and AMT NOL carryforwards of approximately $113 million and $160 million, respectively, which expire in 2012 through 2024. In addition we have capital loss carryforwards available of approximately $36 million for regular tax and $55 million for AMT. Our capital loss carryforwards, which will expire in 2007, can only be utilized to offset certain capital gains generated by us. During 2004 and in prior years, Denny’s has had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of our NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of our net unrealized built-in gains at the time of any ownership change that are recognized in that taxable year. Therefore, some of our tax attributes recorded in the gross deferred tax asset inventory may expire prior to their utilization. A valuation allowance has already been established for a significant portion of these deferred tax assets since it is our position that it is more likely than not that tax benefit will not be realized from these assets.

Note 10.	Employee Benefit Plans

We maintain several defined benefit plans which cover a substantial number of employees. Benefits are based upon each employee’s years of service and average salary. Our funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. Our pension plan was closed to new participants as of December 31, 1999. Benefits ceased to accrue for pension plan participants as of December 31, 2004. We also maintain defined contribution plans.

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” are as follows:

	2005	2004	2003
	(In thousands)
Pension Plan:
Service cost	$335	$480	$298
Interest cost	3,054	2,933	2,874
Expected return on plan assets	(3,034)	(2,797)	(2,531)
Amortization of net loss	1,010	801	855

Net periodic benefit cost	$1,365	$1,417	$1,496

Other comprehensive loss	$1,313	$1,396	$3,053

Other Defined Benefit Plans:
Service cost	$—	$311	$392
Interest cost	224	227	239
Recognized net actuarial gain	13	23	56

Net periodic benefit cost	$237	$561	$687

Settlement loss recognized	$130	$—	$—

Other comprehensive (income) loss	$(227)	$375	$(87)

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2005, 2004, and 2003 were $1.7 million, $2.0 million and $2.3 million, respectively.

The following table sets forth the funded status and amounts recognized in our balance sheet for our pension plan and other defined benefit plans:

	Pension Plan		Other Defined Benefit Plans
	December 28, 2005	December 29, 2004	December 28, 2005	December 29, 2004
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$52,917	$50,204	$4,208	$3,870
Service cost	335	480	—	311
Interest cost	3,054	2,933	224	227
Actuarial losses (gains)	977	1,813	(89)	180
Settlement loss	—	—	14	—
Benefits paid	(2,490)	(2,513)	(900)	(380)

Benefit obligation at end of year	$54,793	$52,917	$3,457	$4,208

Change in Plan Assets
Fair value of plan assets at beginning of year	$36,532	$32,917	$—	$—
Actual return on plan assets	1,689	2,616	—	—
Employer contributions	3,198	3,512	900	380
Benefits paid	(2,490)	(2,513)	(900)	(380)

Fair value of plan assets at end of year	$38,929	$36,532	$—	$—

Reconciliation of Funded Status
Funded status	$(15,864)	$(16,385)	$(3,457)	$(4,208)
Unrecognized losses	20,107	18,794	692	919

Net amount recognized	$4,243	$2,409	$(2,765)	$(3,289)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued benefit liability	$(15,864)	$(16,385)	$(3,457)	$(4,208)
Accumulated other comprehensive loss	20,107	18,794	692	919

Net amount recognized	$4,243	$2,409	$(2,765)	$(3,289)

Other:
Accumulated benefit obligation	$54,793	$52,917	$3,457	$4,208

Minimum pension liability adjustments for the years ended December 28, 2005, December 29, 2004 and December 31, 2003, and were $1.1 million, $1.8 million and $3.0 million, respectively. Accumulated other comprehensive income (loss) in the Consolidated Statement of Shareholders’ Deficit and Comprehensive Income (Loss) for the year ended December 28, 2005 included a $20.8 million comprehensive loss related to minimum pension liability adjustments.

Because our pension plan was closed to new participants as of December 31, 1999, and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2004 or 2005. Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 28, 2005, and December 29, 2004, were as follows:

	2005	2004
Discount rate	5.75%	5.75%
Measurement date	12/28/05	12/29/04

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the three years ended December 28, 2005, were as follows:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.75%
Rate of increase in compensation levels	N/A	4.00%	4.00%
Expected long-term rate of return on assets	8.25%	8.50%	8.50%
Measurement date	12/29/04	12/31/03	12/25/02

In determining the expected long-term rate of return on assets, we evaluated our asset class return expectations, as well as long-term historical asset class returns. Projected returns are based on broad equity and bond indices. Additionally, we considered our historical 10-year and 15-year compounded returns, which have been in excess of our forward-looking return expectations. In determining the discount rate, we have considered long-term bond indices of bonds having similar timing and amounts of cash flows as our estimated defined benefit payments.

Our pension plan weighted-average asset allocations as a percentage of plan assets as of December 28, 2005 and December 29, 2004, by asset category, were as follows:

	2005	2004
Asset Category
Equity securities	65%	50%
Debt securities	35%	50%

Total	100%	100%

Our investment policy for pension plan assets is to maximize the total rate of return (income and appreciation) with a view to the long-term funding objectives of the pension plan. Therefore, the pension plan assets are diversified to the extent necessary to minimize risks and to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation.

We made contributions of $3.2 million and $3.5 million to our qualified pension plan in 2005 and 2004, respectively. We made contributions of $0.9 and $0.4 million to our other defined benefit plans in 2005 and 2004, respectively. In 2006, we expect to contribute $4.0 million to our qualified pension plan and $0.2 million to our other defined benefit plans. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2011 through 2015 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2006	$2,375	$220
2007	2,333	211
2008	2,263	226
2009	2,225	216
2010	2,237	216
2011 through 2015	13,184	1,274

In addition, eligible employees can elect to contribute 1% to 15% of their compensation to 401(k) plans or 1% to 50% under other defined contribution plans. Under these plans, we make matching contributions, subject to certain limitations. Amounts charged to income under these plans’ operations were $1.7 million, $1.6 million and $1.5 million for 2005, 2004, and 2003 respectively.

Note 11.	Commitments and Contingencies

On September 24, 2002, the Division of Labor Standards Enforcement (“DLSE”) of the State of California’s Department of Industrial Relations filed a complaint in the Superior Court of California for the County of

Alameda against the Company alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint sought wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs.

On October 7, 2005, Denny’s Corporation and its subsidiary Denny’s, Inc. finalized a settlement with the DLSE regarding all disputes related to the litigation. Pursuant to the terms of the settlement, Denny’s agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid on November 30, 2005. The remaining $4.6 million is included in other liabilities in our Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instruction of the DLSE.

During 2005, Denny’s recorded an additional $6.6 million charge to legal settlement costs related to this litigation which is included in other operating expenses in the accompanying Consolidated Statements of Operations. As a result of the settlement, the action by the DLSE against the Company was dismissed with prejudice.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

We have amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes. In most cases, these agreements have provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments at December 28, 2005 under these contracts consist of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Purchase obligations	$196,501	$121,888	$31,416	$31,416	$11,781

Amounts included in these purchase obligations represent our estimate of purchases expected to be made during the period between which appropriate notice is provided and the respective purchase contract is cancelled. We routinely take delivery of goods under such circumstances.

Note 12.	Share-Based Compensation

Stock Option Plans

We maintain four plans (Denny’s Corporation 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”), Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan) under which stock options and other awards granted to our employees, directors and consultants are outstanding. On August 25, 2004, our stockholders approved the 2004 Omnibus Plan which replaced the other previous plans as the vehicle for granting stock based compensation to our employees, officers and directors. The plan is administered by the Compensation Committee of the Board of Directors or the Board of Directors as a whole. Ten million shares of our common stock are reserved for issuance upon the grant or exercise of awards pursuant to the plan, plus a number of additional shares (not to exceed 1,500,000) underlying awards outstanding as of August 25, 2004 pursuant to the other previous plans which thereafter cancel, terminate or expire unexercised for any reason. The plan authorizes the granting of incentive awards from time to time to selected employees, officers, directors and consultants of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of the 2004 Omnibus Plan.

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

Additionally, under the 2004 Omnibus Plan and the previous director plan, directors have been granted options under terms which are substantially similar to the terms of the plans noted above.

Options granted to date generally vest evenly over 3 years, have a 10-year life and are issued at the market value at the date of grant. We may grant options with an exercise price that is below market price on the grant date, in which case the intrinsic value of such awards is recorded in the Consolidated Statements of Operations.

A summary of our stock option plans is presented below.

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Option amounts in thousands)
Outstanding, beginning of year	10,603	$1.86	7,152	$1.44	5,891	$1.71
Granted	504	4.52	4,158	2.43	1,962	0.54
Exercised	(1,382)	1.43	(554)	0.84	—	—
Forfeited/Expired	(497)	2.10	(153)	1.00	(701)	1.17

Outstanding, end of year	9,228	2.06	10,603	1.86	7,152	1.44

Exercisable at year end	7,089	1.92	6,277	1.91	3,835	2.02

The following table summarizes information about stock options outstanding at December 28, 2005 (option amounts in thousands):

Range of Exercise Prices	Number Outstanding at 12/28/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/28/05	Weighted- Average Exercise Price
$0.54 – 0.92	2,305	6.52	$0.71	1,857	$0.75
1.01 – 1.03	1,270	5.13	1.03	1,270	1.03
1.06 – 2.00	810	5.10	1.93	810	1.93
2.42	3,543	8.55	2.42	2,435	2.42
2.65 – 4.69	1,071	6.36	3.95	561	3.79
6.31 – 10.00	229	4.74	7.60	157	8.61

	9,228			7,089

The weighted average fair value per option of options granted during 2005, 2004, and 2003 was $3.43, $3.85, and $0.42, respectively.

On November 11, 2004, we granted approximately 4.0 million common stock options under the 2004 Omnibus Plan to certain employees with an exercise price of $2.42 (which are included in the table above). These options vest 1/3 of the shares on each of December 29, 2004, December 28, 2005 and December 27, 2006, respectively. The vesting of these options was subject to the achievement of certain performance measures which were met as of December 29, 2004. As a result of performance criteria and the issuance of the options with an exercise price below the market price at the date of grant, we recognize compensation expense related to these options equal to the difference between the exercise price of the option and the market price of $4.40 on December 29, 2004, the measurement date, ratably over the options’ vesting period.

We recognized compensation expense of approximately $3.5 million and $3.1 million in 2005 and 2004, respectively, related to these options, which is included as a component of general and administrative expenses, Compensation expense in 2005 includes approximately $0.8 million related to the acceleration of vesting of approximately 0.3 million common stock options related to certain individuals who separated employment from Denny’s during 2005.

Approximately 3.4 million and 4.0 million of these common stock options were outstanding at December 28, 2005 and December 29, 2004, respectively. Based on the number of options outstanding at December 28, 2005, compensation expense related to the intrinsic value of these options is estimated to be $1.0 million in 2006.

Restricted Stock Units

On November 11, 2004, we granted approximately 3.4 million restricted stock units under the 2004 Omnibus Plan to certain employees. At the grant date, the fair market value of the common stock was $4.22 per share. Approximately 2.7 million and 3.4 million of these units were outstanding at December 28, 2005 and December 29, 2004, respectively.

On October 3, 2005, we granted approximately 0.6 million restricted stock units to certain employees. At the grant date, the fair market value of the common stock was $4.06 per share. Approximately 0.6 million of these units were outstanding at December 28, 2005.

These restricted stock units will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The first such period ends in June of the year following the grant date, and subsequent periods ending in June of each year thereafter with any amounts not earned carried over to possibly be earned over a 2-year or 3-year period. The full award will be considered earned after 5 years based on continued employment if not earned in the first three years based on the performance criteria. The first one-third increment of the award was earned in June 2005.

Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned restricted stock units will be paid to the holder (half of the value will be paid in cash and half in shares of common stock), provided that the holder is then still employed with Denny’s or an affiliate.

Compensation expense related to the portion of the units to be paid in shares of common stock is based on the number of units expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the portion of the units to be paid in cash is based on the number of units expected to vest and the fair market value of the common stock on the date of payment. Therefore, estimated amounts to be paid in cash are marked to market at each balance sheet date. We recognized compensation expense of approximately $4.0 million and $0.5 million in 2005 and 2004, respectively, related to these restricted stock units. Amounts of additional compensation expense to be recorded will be dependent upon meeting certain performance measures and the fair market value of the common stock over the performance and vesting periods.

We also recognized approximately $2.9 million of compensation expense in 2004 related to 0.6 million additional restricted stock units issued in 2003. Approximately $1.7 million of the value will be paid in shares of common stock (based on the fair market value of the stock on the payment date) and $1.2 million will be paid in cash.

Compensation expense recognized related to restricted stock plans for all years presented are included as a component of general and administrative expenses in our Consolidated Statements of Operations.

At December 28, 2005 and December 29, 2004, approximately $4.7 million and $3.4 million of accrued compensation was included as a component of other current liabilities in the Consolidated Balance Sheet related to restricted stock units. At the point such restricted stock units vest, the obligation is relieved by cash payment and issuance of common shares.

Total share-based compensation included as a component of net loss was as follows:

	2005	2004	2003
Share-based compensation related to stock options	$3,529	$3,098	$—
Share-based compensation related to restricted stock units	3,986	3,399	—
Other share-based compensation	286	—	283

Total share-based compensation	$7,801	$6,497	$283

Note 13.	Stockholders’ Equity

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

Warrants

There were approximately 3.2 million warrants outstanding for the year ended December 29, 2004. Each warrant, when exercised, entitled the holder to purchase one share of common stock at an exercise price of $14.60 per share, subject to adjustment for certain events. All such warrants expired on January 7, 2005.

Note 14.	Income (Loss) Per Share Applicable to Common Shareholders

	2005	2004	2003
	(In thousands)
Numerator for basic and diluted income (loss) per share	$(7,328)	$(37,675)	$(33,820)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	91,018	64,708	40,687
Effect of dilutive securities:
Contingently issuable shares	—	—	—
Options	—	—	—

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions of dilutive securities	91,018	64,708	40,687

Basic and diluted (loss) per share	$(0.08)	$(0.58)	$(0.83)

Stock options excluded (1)	9,228	10,603	7,152

Common stock warrants excluded (1)	—	3,236	3,236

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices exceeded the average market price of common stock for the period.

Note 15.	Note Receivable from Former Subsidiary

As a result of the divestiture of FRD Acquisition Co., or FRD, on July 10, 2002, Denny’s continues to provide $5.3 million of cash collateral supporting FRD’s letters of credit, for a fee, until the letters of credit terminate or are replaced. The FRD letters of credit secure certain obligations of FRD and its subsidiaries under various insurance programs, which are anticipated to be satisfied in the ordinary course of business. The cash collateral has been deposited with one of FRD’s former lenders and is reflected as a component of other noncurrent assets in the accompanying balance sheet at December 29, 2004.

In April 2005, approximately $1.1 million was drawn against the letters of credit, at which time and pursuant to our agreement with FRD, $1.1 million of the cash collateral was converted to a note receivable from FRD. The note receivable amortizes over a term of five fiscal quarters, with a July 2006 maturity. We received scheduled payments of $0.4 million related to the note receivable during 2005. At December 28, 2005, all amounts due from FRD are classified as current assets in the accompanying balance sheet due to their July 2006 scheduled maturity date. We recorded interest income of $0.3 million each year during 2005, 2004 and 2003 related to these receivables from FRD.

Note 16.	Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. Nonrecurring adjustments include restructuring charges and exit costs, impairment charges and extraordinary items. Otherwise, all adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of 2005 and 2004 are set forth below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 28, 2005:
Revenue:
Company restaurant sales	$218,015	$223,994	$225,824	$221,109
Franchise and licensing revenue	22,034	22,581	22,898	22,270

Total operating revenue	240,049	246,575	248,722	243,379

Cost of company restaurant sales:
Product costs	56,196	56,577	56,712	55,318
Payroll and benefits	91,659	92,897	94,289	93,799
Occupancy	13,097	12,952	12,211	12,797
Other operating expenses	30,121	31,419	38,483	30,860

Total costs of company restaurant sales	191,073	193,845	201,695	192,774
Cost of franchise and license revenue	7,009	7,452	7,069	7,228
General and administrative expenses	16,068	16,151	14,654	16,038
Depreciation and other amortization	13,270	13,769	13,818	15,269
Restructuring charges and exit costs	2,274	86	2,056	783
Impairment charges	—	265	320	589
Gains on disposition of assets and other, net	(885)	(865)	(40)	(1,493)

Total operating costs and expenses	228,809	230,703	239,572	231,188

Operating income	$11,240	$15,872	$9,150	$12,191

Net income (loss)	$(1,460)	$2,069	$(3,434)	$(4,503)

Basic and diluted net income (loss) per share (a)	$(0.02)	$0.02	$(0.04)	$(0.05)

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

Year Ended December 29, 2004:
Revenue:
Company restaurant sales	$207,762	$217,906	$224,330	$221,250
Franchise and licensing revenue	21,633	21,835	22,815	22,475

Total operating revenue	229,395	239,741	247,145	243,725

Cost of company restaurant sales:
Product costs	53,075	56,361	58,328	57,436
Payroll and benefits	88,258	90,018	91,929	92,245
Occupancy	12,548	12,142	12,850	12,041
Other operating expenses	28,039	29,166	30,913	29,716

Total costs of company restaurant sales	181,920	187,687	194,020	191,438
Cost of franchise and license revenue	7,168	7,049	6,948	7,031
General and administrative expenses	15,181	14,228	16,727	20,786
Depreciation and other amortization	14,218	14,194	13,529	14,708
Restructuring charges and exit costs	105	(519)	1,080	(171)
Impairment charges	—	497	195	438
Gains on disposition of assets and other, net	(74)	(158)	(998)	(1,041)

Total operating costs and expenses	218,518	222,978	231,501	233,189

Operating income	$10,877	$16,763	$15,644	$10,536

Net loss	$(8,730)	$(2,898)	$(11,813)	$(14,234)

Basic and diluted net loss per share (a)	$(0.21)	$(0.07)	$(0.14)	$(0.16)

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2006

DENNY’S CORPORATION

BY:	/s/ RHONDA J. PARISH
Rhonda J. Parish
Executive Vice President Chief Administrative Officer Chief Human Resource Officer General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NELSON J. MARCHIOLI (Nelson J. Marchioli)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006

/s/ F. MARK WOLFINGER (F. Mark Wolfinger)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2006

/s/ ROBERT E. MARKS (Robert E. Marks)	Director and Chairman	March 10, 2006

/s/ VERA K. FARRIS (Vera K. Farris)	Director	March 10, 2006

/s/ VADA HILL (Vada Hill)	Director	March 10, 2006

/s/ BRENDA J. LAUDERBACK (Brenda J. Lauderback)	Director	March 10, 2006

/s/ MICHAEL MONTELONGO (Michael Montelongo)	Director	March 10, 2006

/s/ HENRY J. NASELLA (Henry J. Nasella)	Director	March 10, 2006

/s/ DEBRA SMITHART-OGLESBY (Debra Smithart-Oglesby)	Director	March 10, 2006

/s/ DONALD R. SHEPHERD (Donald R. Shepherd)	Director	March 10, 2006