Form 10-Q
period 2006-03-29
DENNYS CORP
filed 2006-05-08
CIK 852772

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2006
                                                             --------------
                                       or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to
                                                             ------    ------

                         Commission file number 0-18051

                               DENNY'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3487402
---------------------------------            ----------------------------------

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

                  Yes   [X]                    No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes   [ ]                    No   [X]

As of May 2, 2006, 92,004,061 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                   Quarter Ended
                                                                                                   -------------
                                                                                     March 29, 2006               March 30, 2005
                                                                                     --------------               --------------
                                                                                       (In thousands, except per share amounts)
 Revenue:
   Company restaurant sales                                                           $ 225,022                    $ 218,015
   Franchise and license revenue                                                         22,963                       22,034
                                                                                      ---------                    ---------
      Total operating revenue                                                           247,985                      240,049
                                                                                      ---------                    ---------
 Costs of company restaurant sales:
   Product costs                                                                         55,729                       56,196
   Payroll and benefits                                                                  94,008                       91,659
   Occupancy                                                                             13,137                       13,097
   Other operating expenses                                                              32,444                       30,121
                                                                                      ---------                    ---------
      Total costs of company restaurant sales                                           195,318                      191,073
 Costs of franchise and license revenue                                                   7,213                        7,009
 General and administrative expenses                                                     17,229                       16,068
 Depreciation and amortization                                                           14,065                       13,270
 Restructuring charges and exit costs                                                       721                        2,274
 Impairment charges                                                                         ---                          ---
 Gains on disposition of assets and other, net                                           (1,571)                        (885)
                                                                                      ---------                    ---------
      Total operating costs and expenses                                                232,975                      228,809
                                                                                      ---------                    ---------
 Operating income                                                                        15,010                       11,240
                                                                                      ---------                    ---------
 Other expenses:
   Interest expense, net                                                                 14,643                       13,212
   Other nonoperating income, net                                                          (162)                        (371)
                                                                                      ---------                    ---------
      Total other expenses, net                                                          14,481                       12,841
                                                                                      ---------                    ---------
 Income (loss) before income taxes and cumulative effect of change in
   accounting principle                                                                     529                       (1,601)
 Provision for (benefit from) income taxes                                                   49                         (141)
                                                                                      ---------                    ---------
 Net income (loss) before cumulative effect of change in accounting principle         $     480                    $  (1,460)
 Cumulative effect of change in accounting principle, net of tax                            232                          ---
                                                                                      ---------                    ---------
Net income (loss)                                                                     $     712                    $  (1,460)
                                                                                      =========                    =========

Basic and diluted net income (loss) per share:
  Basic and diluted net income (loss) before cumulative effect of change
    in accounting principle, net of tax                                               $    0.01                    $   (0.02)
Cumulative effect of change in accounting principle, net of tax                            0.00                          ---
                                                                                      ---------                    ---------
Basic and diluted net income (loss) per share                                         $    0.01                    $   (0.02)
                                                                                      =========                    =========

Weighted average shares outstanding:
   Basic                                                                                 91,785                       90,219
                                                                                      =========                    =========
   Diluted                                                                               96,907                       90,219
                                                                                      =========                    =========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)


                                                                                     March 29, 2006          December 28, 2005
                                                                                     --------------          -----------------
                                                                                                 (In thousands)
 Assets
 Current Assets:
    Cash and cash equivalents                                                           $  29,909               $  28,236
    Receivables, net                                                                       16,592                  18,444
    Inventories                                                                             8,202                   8,207
    Prepaid and other current assets                                                        8,227                   8,362
                                                                                        ---------               ---------
 Total Current Assets                                                                      62,930                  63,249
                                                                                        ---------               ---------

 Property, net                                                                            280,322                 288,140

 Other Assets:
    Goodwill                                                                               50,765                  50,186
    Intangible assets, net                                                                 70,628                  71,664
    Deferred financing costs, net                                                          14,888                  15,761
    Other assets                                                                           25,448                  23,881
                                                                                        ---------               ---------
 Total Assets                                                                           $ 504,981               $ 512,881
                                                                                        =========               =========

 Liabilities
 Current Liabilities:
    Current maturities of notes and debentures                                          $   1,876               $   1,871
    Current maturities of capital lease obligations                                         6,590                   6,226
    Accounts payable                                                                       40,893                  48,021
    Other                                                                                  88,497                  92,756
                                                                                        ---------               ---------
 Total Current Liabilities                                                                137,856                 148,874
                                                                                        ---------               ---------

 Long-Term Liabilities:
    Notes and debentures, less current maturities                                         516,192                 516,803
    Capital lease obligations, less current maturities                                     28,461                  28,862
    Liability for insurance claims, less current portion                                   30,751                  31,187
    Other noncurrent liabilities and deferred credits                                      52,398                  52,557
                                                                                        ---------               ---------
 Total Long-Term Liabilities                                                              627,802                 629,409
                                                                                        ---------               ---------
 Total Liabilities                                                                        765,658                 778,283

 Total Shareholders' Deficit                                                             (260,677)               (265,402)
                                                                                        ---------               ---------
 Total Liabilities and Shareholders' Deficit                                            $ 504,981               $ 512,881
                                                                                        =========               =========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
(Unaudited)

                                                                                                       Accumulated
                                                                          Additional                      Other           Total
                                                       Common Stock        Paid-in     Accumulated    Comprehensive   Shareholders'
                                                    Shares     Amount      Capital      Deficit       Income (Loss)      Deficit
                                                    ------     ------      -------      -------       -------------      -------
                                                                                   (In thousands)

   Balance, December 28, 2005                       91,751     $ 918      $ 517,854    $ (764,631)    $  (19,543)     $  (265,402)
                                                    ------     -----      ---------    ----------     ----------      -----------
     Comprehensive income:
       Net income                                      ---       ---            ---           712            ---              712
       Unrealized gain on hedged transaction,
         net of tax                                    ---       ---            ---           ---            285              285
                                                    ------     -----      ---------    ----------     ----------      -----------
     Comprehensive income                              ---       ---            ---           712            285              997
     Share-based compensation                          ---       ---          1,279           ---            ---            1,279
     Reclassification of share-based compensation      ---       ---          2,181           ---            ---            2,181
     Issuance of common stock for share-based
       compensation                                     43       ---            186           ---            ---              186
       Exercise of common stock options                 51         1             81           ---            ---               82
                                                    ------     -----      ---------    ----------     ----------      -----------
   Balance, March 29, 2006                          91,845     $ 919      $ 521,581    $ (763,919)    $  (19,258)     $  (260,677)
                                                    ======     =====      =========    ==========     ==========      ===========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)




                                                                                                  Quarter Ended
                                                                                                  -------------
                                                                                     March 29, 2006              March 30, 2005
                                                                                     --------------              --------------
                                                                                                   (In thousands)
 Cash Flows from Operating Activities:
 Net income (loss)                                                                      $     712                  $  (1,460)
 Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
    Cumulative effect of change in accounting principle, net of tax                          (232)                       ---
    Depreciation and amortization                                                          14,065                     13,270
    Restructuring charges and exit costs                                                      721                      2,274
    Amortization of deferred financing costs                                                  873                        868
    Gains on disposition of assets and other, net                                          (1,571)                      (885)
    Share-based compensation                                                                2,432                      2,645
    Changes in assets and liabilities, net of effects of acquisitions and dispositions:
       Decrease (increase) in assets:
          Receivables                                                                       1,469                        963
          Inventories                                                                           5                        200
          Other current assets                                                                134                       (545)
          Other assets                                                                     (1,978)                    (1,559)
       Increase (decrease) in liabilities:
          Accounts payable                                                                 (5,372)                    (1,597)
          Accrued salaries and vacations                                                   (3,226)                    (9,732)
          Accrued taxes                                                                      (481)                      (203)
          Other accrued liabilities                                                           173                      3,939
          Other noncurrent liabilities and deferred credits                                  (564)                     1,476
                                                                                        ---------                  ---------
 Net cash flows provided by operating activities                                            7,160                      9,654
                                                                                        ---------                  ---------

 Cash Flows from Investing Activities:
    Purchase of property                                                                   (7,014)                    (6,639)
    Proceeds from disposition of property                                                   3,073                      1,272
    Acquisition of restaurant units                                                          (825)                       ---
    Collection of note receivable payments from former subsidiary                             381                        ---
                                                                                        ---------                  ---------
 Net cash flows used in investing activities                                               (4,385)                    (5,367)
                                                                                        =========                  =========

                                                       See accompanying notes

Denny's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

                                                                                                   Quarter Ended
                                                                                                   -------------
                                                                                     March 29, 2006              March 30, 2005
                                                                                     --------------              --------------
                                                                                                   (In thousands)
  Cash Flows from Financing Activities:
     Long-term debt payments                                                            $  (2,153)                 $  (1,106)
     Deferred financing costs paid                                                            ---                       (132)
     Proceeds from exercise of stock options                                                   82                        339
     Net change in bank overdrafts                                                            969                        983
                                                                                        ---------                  ---------
  Net cash flows provided by (used in) financing activities                                (1,102)                        84
                                                                                        ---------                  ---------

  Increase in cash and cash equivalents                                                     1,673                      4,371

  Cash and Cash Equivalents at:
     Beginning of period                                                                   28,236                     15,561
                                                                                        ---------                  ---------
     End of period                                                                      $  29,909                  $  19,932
                                                                                        =========                  =========

                             See accompanying notes

Denny's Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 29, 2006
(Unaudited)

Note 1.  Introduction and Basis of Reporting
         -----------------------------------

Denny's Corporation, through its wholly owned subsidiaries, Denny's Holdings, Inc. and Denny's, Inc., owns and operates the Denny's restaurant brand, or Denny's.

Our consolidated financial statements are unaudited and include all adjustments we believe are necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 28, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2005 Annual Report on Form 10-K. The results of operations for the quarter ended March 29, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 27, 2006.

Note 2.  Summary of Significant Accounting Policies
         ------------------------------------------

Effective December 29, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," or SFAS 123(R) using the modified-prospective-transition method. This standard requires expensing of stock options and other share-based payments and applies to all awards granted, modified, cancelled or repurchased after the effective date. Additionally, for awards outstanding as of December 29, 2005 for which the requisite service has not been rendered, compensation expense will be recognized as the requisite service is rendered. Therefore results for prior periods have not been restated. SFAS 123(R) supersedes SFAS 123, "Accounting for Stock Based Compensation," or SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only.

Under SFAS 123(R), we are required to estimate potential forfeitures of share-based awards and adjust the compensation cost accordingly. Our estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred. As a result of this change, we recognized a cumulative effect of change in accounting principle in the Condensed Consolidated Statement of Operations of $0.2 million for the quarter ended March 29, 2006. Additionally, in accordance with SFAS 123(R), $2.2 million related to restricted stock units payable in shares, previously recorded as liabilities, were reclassified to additional paid-in capital in the Condensed Consolidated Balance Sheet for the quarter ended March 29, 2006. Our previous practice was to accrue compensation expense for restricted stock units payable in shares as a liability until such time as the shares were actually issued.

We use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

See Note 6 to the Condensed Consolidated Financial Statements, "Share-Based Compensation."

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our 10-K for the fiscal year ended December 28, 2005.

Note 3.  Restructuring Charges and Exit Costs
         ------------------------------------

Restructuring charges and exit costs were comprised of the following:

                                                                     Quarter Ended
                                                                     -------------
                                                        March 29, 2006           March 30, 2005
                                                        --------------           --------------
                                                                    (In thousands)
  Exit costs                                              $    211                 $    863
  Severance and other restructuring charges                    510                    1,411
                                                          --------                 --------
    Total restructuring and exit costs                    $    721                 $  2,274
                                                          ========                 ========

The components of the change in accrued exit cost liabilities are as follows:

                                                        (In thousands)

  Balance, beginning of year                              $  9,531
  Provisions for units closed during the year                  ---
  Changes in estimate of accrued exit costs, net               211
  Payments, net                                               (918)
  Interest accretion (included in interest expense)            249
                                                          --------
  Balance, end of quarter                                 $  9,073
                                                          ========

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

                                                         (In thousands)

  Remainder of 2006                                       $  1,594
  2007                                                       1,494
  2008                                                       1,451
  2009                                                       1,429
  2010                                                       1,483
  Thereafter                                                 6,622
                                                          --------
    Total                                                   14,073
  Less imputed interest                                      5,000
                                                          --------
  Present value of exit cost liabilities                  $  9,073
                                                          ========

Note 4.  Credit Facilities
         -----------------

Our subsidiaries, Denny's, Inc. and Denny's Realty, Inc. (the "Borrowers"), have senior secured credit facilities with an aggregate principal amount of $417 million. The credit facilities consist of a first lien facility and a second lien facility. The first lien facility consists of a $222 million five-year term loan facility (the "Term Loan Facility") and a $75 million four-year revolving credit facility, of which $45 million is available for the issuance of letters of credit (the "Revolving Facility" and together with the Term Loan Facility, the "First Lien Facility"). The second lien facility consists of an additional $120 million six-year term loan facility (the "Second Lien Facility," and together with the First Lien Facility, the "Credit Facilities"). The Second Lien Facility ranks pari passu with the First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the First Lien Facility.

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower's option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The weighted-average interest rates on the First Lien Facility and Second Lien Facility at March 29, 2006 were 7.9% and 9.8%, respectively.

At March 29, 2006, we had outstanding letters of credit of $43.2 million under our Revolving Facility, leaving net availability of $31.8 million. There were no revolving loans outstanding at March 29, 2006.

The Credit Facilities are secured by substantially all of our assets and are guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facilities as of March 29, 2006.

The indenture governing the Denny's Holdings 10% Senior Notes due 2012 (the "Indenture") is fully and unconditionally guaranteed by Denny's Corporation. Denny's Corporation is a holding company with no independent assets or operations, other than as related to the ownership of the common stock of Denny's Holdings and its status as a holding company. Denny's Corporation is not subject to the restrictive covenants in the Indenture. Denny's Holdings is restricted from paying dividends and making distributions to Denny's Corporation under the terms of the Indenture.

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

To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income. The components of the cash flow hedge included in accumulated other comprehensive income (loss) in the Condensed Consolidated Statement of Shareholders' Deficit for the quarters ended March 29, 2006 and March 30, 2005, are as follows:

                                                                                                  Quarter Ended
                                                                                                  -------------
                                                                                       March 29, 2006          March 30, 2005
                                                                                       --------------          --------------
                                                                                                  (In thousands)
  Net interest income (expense) recognized as a result of interest rate swap             $     143                $    (134)
  Unrealized gain for changes in fair value of interest swap rates                             142                    1,103
                                                                                         ---------                ---------
  Net increase in Accumulated Other Comprehensive Income (Loss), net of tax              $     285                $     969
                                                                                         =========                =========

We did not note any ineffectiveness in the hedge during the quarter ended March 29, 2006. We do not enter into derivative financial instruments for trading or speculative purposes.

Note 5.  Defined Benefit Plans
         ---------------------

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," are as follows:

                                                 Pension Plan                       Other Defined Benefit Plans
                                        ----------------------------------       ----------------------------------
                                                 Quarter Ended                            Quarter Ended
                                                 -------------                            -------------
                                        March 29, 2006      March 30, 2005       March 29, 2006      March 30, 2005
                                        --------------      --------------       --------------      --------------
                                                                      (In thousands)
  Service cost                            $      91           $     115            $     ---           $     ---
  Interest cost                                 771                 738                   48                  59
  Expected return on plan assets               (814)               (757)                 ---                 ---
  Amortization of net loss                      251                 221                    6                   8
                                          ---------           ---------            ---------           ---------
  Net periodic benefit cost               $     299           $     317            $      54           $      67
                                          =========           =========            =========           =========

We made contributions of $0.7 million and $0.6 million to our qualified pension plan in the quarters ended March 29, 2006 and March 30, 2005, respectively. We made contributions of $0.1 million and $0.4 million to our other defined benefit plans during the quarters ended March 29, 2006 and March 30, 2005, respectively. We expect to contribute $3.3 million to our qualified pension plan and an additional $0.2 million to our other defined benefit plans during the remainder of fiscal 2006.

Note 6.  Share-Based Compensation
         ------------------------

Share-Based Compensation Plans

We maintain four plans (Denny's Corporation 2004 Omnibus Incentive Plan (the "2004 Omnibus Plan"), Denny's, Inc. Omnibus Incentive Compensation Plan for Executives, Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan) under which stock options and other awards granted to our employees, directors and consultants are outstanding. On August 25, 2004, our stockholders approved the 2004 Omnibus Plan which replaced the other previous plans as the vehicle for granting share-based compensation to our employees, officers and directors. The plan is administered by the Compensation Committee of the Board of Directors or the Board of Directors as a whole. Ten million shares of our common stock are reserved for issuance upon the grant or exercise of awards pursuant to the plan, plus a number of additional shares (not to exceed 1,500,000) underlying awards outstanding as of August 25, 2004 pursuant to the other previous plans which thereafter cancel, terminate or expire unexercised for any reason. The plan authorizes the granting of incentive awards from time to time to selected employees, officers, directors and consultants of Denny's and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of the 2004 Omnibus Plan.

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

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

A summary of our stock option plans is presented below:

                                                                          Quarter Ended
                                                                          March 29, 2006
                                               --------------------------------------------------------------------
                                                                                       Weighted
                                                                   Weighted            Average
                                                                    Average           Remaining        Aggregate
                                                    Options      Exercise Price   Contractual Life  Intrinsic Value
                                               ----------------  --------------   ----------------  ---------------
                                                (In thousands)                                       (In thousands)
  Outstanding, beginning of year                         9,228    $        2.06
  Granted                                                  759             4.25
  Exercised                                                (90)            1.62
  Forfeited                                                (61)            1.57
                                               ---------------
  Outstanding, end of quarter                            9,836             2.24               6.91  $       25,518
                                               ===============                                      ==============
  Exercisable, end of quarter                            7,068             1.95               6.38  $       20,537
                                               ===============                                      ==============

The aggregate intrinsic value in the table above was calculated using the difference between the market price of our stock on March 29, 2006 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised during the quarter ended March 29, 2006 was $0.3 million.

The following table summarizes information about stock options outstanding at March 29, 2006 (option amounts in thousands):

                                                         Weighted-
                                                         Average
                                                        Remaining         Weighted-                        Weighted-
             Range of                   Number         Contractual         Average          Number          Average
          Exercise Prices             Outstanding         Life          Exercise Price    Exercisable    Exercise Price
          ---------------            ------------      -----------      --------------   ------------    --------------
          $0.54 -   0.92                   2,220             6.27       $        0.71          1,787     $        0.71
           1.01 -   1.03                   1,270             4.88                1.03          1,270              1.03
           1.06 -   2.00                     810             4.86                1.93            810              1.93
           2.42                            3,485             8.30                2.42          2,444              2.42
           2.65 -   4.40                   1,255             7.63                3.87            440              3.51
           4.45 -   6.31                     652             7.90                4.64            173              4.78
           7.00                               60             2.85                7.00             60              7.00
          10.00                               84             1.84               10.00             84             10.00
                                     ------------                                        ------------
                                           9,836             6.91                              7,068
                                     ============                                        ============

On November 11, 2004, we granted options under the 2004 Omnibus Plan to certain employees with an exercise price of $2.42 (which are included in the table above). These options vest 1/3 of the shares on each of December 29, 2004, December 28, 2005 and December 27, 2006, respectively. The vesting of these options was subject to the achievement of certain performance measures which were met as of December 29, 2004. As a result of performance criteria and the issuance of the options with an exercise price below the market price at the date of grant, prior to the adoption of SFAS 123(R), we recognized compensation expense related to these options equal to the difference between the exercise price of the options and the market price of $4.40 on December 29, 2004, the measurement date, ratably over the options' vesting period.

The weighted average fair value per option of options granted during the quarters ended March 29, 2006 and March 30, 2005 was $3.19 and $3.02, respectively. The fair value of the stock options granted in the quarters ended March 29, 2006 and March 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for the grants:

                                                   Quarter Ended
                                                   -------------
                                      March 29, 2006             March 30, 2005
                                      --------------             --------------
  Dividend yield                         0.0%                       0.0%
  Expected volatility                     87%                        90%
  Risk-free interest rate                4.7%                       4.0%
  Weighted average expected life         6.0 years                  6.0 years

The risk-free interest rate was based on published U.S. Treasury spot rates in effect at the time of grant with terms approximating the expected life of the option. The dividend yield assumption was based on our dividend payment history and expectations of future dividend payments. The expected volatility was based on the historical volatility of our stock for a period approximating the expected life. The expected life of the options represents the period of time the options are expected to be outstanding based on historical trends.

We recognized compensation expense of approximately $0.8 million and $1.2 million for the quarters ended March 29, 2006 and March 30, 2005, respectively, related to these options, which is included as a component of general and administrative expenses in our Condensed Consolidated Statements of Operations. Compensation expense for the quarter ended March 30, 2005 related to the intrinsic value of options with an exercise price that was below the market price on the date of grant.

As of March 29, 2006, there was approximately $4.6 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 1.84 years.

Restricted Stock Units

We previously granted approximately 3.4 million restricted stock units (half of which are liability classified and half of which are equity classified) with a grant date fair value of $4.22 per share and approximately 0.6 million restricted stock units (half of which are liability classified and half of which are equity classified) with a grant date fair value of $4.06 per share to certain employees. As of March 29, 2006 and December 28, 2005, approximately
3.3 million of these units were outstanding as a result of forfeitures.

These restricted stock units will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the "total shareholder return" of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The first such period ended in June 2005. Subsequent periods end in June of each year thereafter with any amounts not earned carried over to possibly be earned over a 2-year or 3-year period. The full award will be considered earned after 5 years based on continued employment if not earned in the first three years based on the performance criteria.

Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned restricted stock units will be paid to the holder (half of the value will be paid in cash and half in shares of common stock), provided that the holder is then still employed with Denny's or an affiliate.

In March 2006, we granted approximately 0.4 million restricted stock units (which are equity classified) with a grant date fair value of $4.45 per share to certain employees. These restricted stock units will be earned (from 0% to 200% of the target award) based on certain operating performance measures for fiscal 2006. Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. Subsequent to the two-year vesting period, the earned restricted stock units will be paid to the holder in shares of common stock, provided the holder is then still employed with the Denny's or an affiliate.

Compensation expense related to the equity classified units is based on the number of units expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified units is based on the number of units expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related to the liability classified units are adjusted to fair value at each balance sheet date. We recognized approximately $1.6 million and $1.4 million of compensation expense for the quarters ended March 29, 2006 and March 30, 2005, respectively, related to the restricted stock units, which is included as a component of general and administrative expenses in our Condensed Consolidated Statements of Operations.

At March 29, 2006, approximately $3.1 million of accrued compensation was included as a component of other current liabilities (based on the fair value of the related shares as of March 29, 2006) and $2.7 million was included as a component of additional paid-in capital in the Condensed Consolidated Balance Sheet related to restricted stock units.

As of March 29, 2006, there was approximately $10.0 million of unrecognized compensation cost ($5.8 million for liability classified units and $4.2 million for equity classified units) related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 3.77 years.

Total share-based compensation included as a component of net income (loss) was as follows (in thousands):

                                                                                             Quarter Ended
                                                                                             -------------
                                                                                 March 29, 2006         March 30, 2005
                                                                                 --------------         --------------
  Share-based compensation related to liability classified awards:
    Share-based compensation related to restricted stock units                   $        1,066         $          656
    Other share-based compensation                                                           87                     95
                                                                                 --------------         --------------
      Total share-based compensation related to liability classified awards      $        1,153         $          751
                                                                                 --------------         --------------
  Share-based compensation related to equity classified units:
    Share-based compensation related to stock options                            $          792         $        1,163
    Share-based compensation related to restricted stock units                              487                    731
                                                                                 --------------         --------------
      Total share-based compensation related to equity classified awards                  1,279                  1,894
                                                                                 --------------         --------------
        Total share-based compensation                                           $        2,432         $        2,645
                                                                                 ==============         ==============


The following table presents the impact of our adoption of SFAS 123(R) on selected Condensed Consolidated Statement of Operations line items for the quarter ended March 29, 2006 (in thousands, except for per share amounts):

                                                                                      Quarter Ended March 29, 2006
                                                                                 -------------------------------------
                                                                                 Under SFAS 123(R)       Under APB 25
                                                                                 ----------------      ---------------
  Net income before income taxes and cumulative effect of change in
    accounting principle                                                         $          529         $        1,049
                                                                                 ==============         ==============
  Net income before cumulative effect of change in accounting principle          $          480         $          952
                                                                                 ==============         ==============
  Basic and diluted income per share before cumulative effect of change
    in accounting principle                                                      $         0.01         $         0.01
                                                                                 ==============         ==============

Prior to the adoption of SFAS 123(R), we accounted for our share-based compensation plans under the provisions of SFAS 123, while continuing to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net loss and net loss per common share had we applied the fair value recognition provisions of SFAS 123 to share-based compensation as of March 30, 2005 (in thousands, except for per share amounts):

                                                                                                      Quarter Ended
                                                                                                      --------------
                                                                                                      March 30, 2005
                                                                                                      --------------
  Reported net loss                                                                                   $     (1,460)
  Share-based employee compensation expense included in reported net loss,
     net of related taxes                                                                                    2,412
  Less total share-based employee compensation expense determined under fair
     value based method for all awards, net of related tax effects                                          (3,332)
                                                                                                      -------------
  Pro forma net loss                                                                                  $     (2,380)
                                                                                                      =============
  Basic and diluted loss per share, as reported                                                       $      (0.02)
                                                                                                      =============
  Basic and diluted loss per share, pro forma                                                         $      (0.03)
                                                                                                      =============


Note 7.  Accumulated Other Comprehensive Income (Loss)
         ---------------------------------------------

The components of Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Statement of Shareholders' Deficit are as follows (in thousands):

                                                                            March 29, 2006     December 28, 2005
                                                                            --------------     -----------------
 Additional minimum pension liability                                         $ (20,799)          $ (20,799)
 Unrealized gain on hedged transaction                                            1,541               1,256
                                                                              =========           =========
                                                                              $ (19,258)          $ (19,543)
                                                                              =========           =========


Note 8.  Net Income (Loss) Per Share
         ---------------------------

                                                                                      Quarter Ended
                                                                                      -------------
                                                                            March 29, 2006      March 30, 2005
                                                                            --------------      --------------
                                                                         (In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income (loss) per share -
  net income (loss) from continuing operations before cumulative effect
  of change in accounting principle                                           $     480           $  (1,460)
                                                                              =========           =========
Numerator for basic and diluted net income (loss) per share -
  net income (loss)                                                           $     712           $  (1,460)
                                                                              =========           =========

Denominator:
Denominator for basic net income (loss) per share - weighted average shares      91,785              90,219
Effect of dilutive securities:
    Options                                                                       4,306                 ---
    Restricted stock units and awards                                               816                 ---
                                                                              ---------           ---------

Denominator for diluted net income (loss) per share - adjusted weighted
   average shares and assumed conversions of dilutive securities                 96,907              90,219
                                                                              =========           =========

Basic and diluted net income (loss) per share before cumulative effect of
   change in accounting principle                                             $    0.01           $   (0.02)
                                                                              =========           =========
Basic and diluted net income (loss) per share                                 $    0.01           $   (0.02)
                                                                              =========           =========

Stock options excluded (1)                                                          958              10,251
                                                                              ---------           ---------
Restricted stock units and awards excluded (1)                                      ---               3,112
                                                                              =========           =========


   (1) Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

                                       14

Note 9.  Supplemental Cash Flow Information
         ----------------------------------

                                                                                      Quarter Ended
                                                                                      -------------
                                                                            March 29, 2006      March 30, 2005
                                                                            --------------      --------------
                                                                                     (In thousands)
  Income taxes paid, net                                                      $     279           $     235
                                                                              =========           =========
  Interest paid                                                               $   8,611           $   7,213
                                                                              =========           =========

  Noncash financing activities:
    Capital leases entered into                                               $   1,534           $     358
                                                                              =========           =========

  Issuance of common stock, pursuant to share-based
   compensation plans                                                         $     186           $   1,539
                                                                              =========           =========


Note 10.  Commitments and Contingencies
          -----------------------------

In the fourth quarter of 2005, Denny's Corporation and its subsidiary Denny's, Inc. finalized a settlement with the Division of Labor Standards Enforcement ("DLSE") of the State of California's Department of Industrial Relations regarding all disputes related to the DLSE's litigation against us. Pursuant to the terms of the settlement, Denny's agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid in the fourth quarter of 2005. The remaining $4.6 million was included in other liabilities in the accompanying Condensed Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instruction of the DLSE.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded reserves reflecting our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of March 29, 2006 and results of operations for the quarter ended March 29, 2006 compared to the quarter ended March 30, 2005. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 28, 2005.

Statements of Operations
------------------------

                                                                                         Quarter Ended
                                                                                         -------------
                                                                         March 29, 2006                 March 30, 2005
                                                                    ------------------------       ------------------------
                                                                                    (Dollars in thousands)
Revenue:
  Company restaurant sales                                              $ 225,022      90.7%           $ 218,015      90.8%
  Franchise and license revenue                                            22,963       9.3%              22,034       9.2%
                                                                        ---------     ------           ---------     ------
     Total operating revenue                                              247,985     100.0%             240,049     100.0%
                                                                        ---------     ------           ---------     ------

Costs of company restaurant sales (a):
  Product costs                                                            55,729      24.8%              56,196      25.8%
  Payroll and benefits                                                     94,008      41.8%              91,659      42.0%
  Occupancy                                                                13,137       5.8%              13,097       6.0%
  Other operating expenses                                                 32,444      14.4%              30,121      13.8%
                                                                        ---------     ------           ---------    -------
     Total costs of company restaurant sales                              195,318      86.8%             191,073      87.6%

Costs of franchise and license revenue (a)                                  7,213      31.4%               7,009      31.8%

General and administrative expenses                                        17,229       6.9%              16,068       6.7%
Depreciation and amortization                                              14,065       5.7%              13,270       5.5%
Restructuring charges and exit costs                                          721       0.3%               2,274       0.9%
Impairment charges                                                             --        --                   --         --
Gains on disposition of assets and other, net                              (1,571)     (0.6%)               (885)     (0.4%)
                                                                        ---------     ------           ---------     ------
     Total operating costs and expenses                                   232,975      93.9%             228,809      95.3%
                                                                        ---------     ------           ---------     ------
Operating income                                                           15,010       6.1%              11,240       4.7%
                                                                        ---------     ------           ---------     ------
Other expenses:
  Interest expense, net                                                    14,643       5.9%              13,212       5.5%
  Other nonoperating (income) expense, net                                   (162)     (0.1%)               (371)     (0.2%)
                                                                        ----------    ------           ---------     ------
     Total other expenses, net                                             14,481       5.8%              12,841       5.3%
                                                                        ---------     ------           ---------     ------
Income (loss) before income taxes and cumulative effect of change
   in accounting principle                                                    529       0.2%              (1,601)     (0.7%)
Provision for (benefit from) income taxes                                      49       0.0%                (141)     (0.1%)
                                                                        ---------    ------            ---------     ------
Net income (loss) before cumulative effect of change in accounting
   principle                                                                  480       0.2%              (1,460)     (0.6%)
Cumulative effect of change in accounting principle, net of tax               232       0.1%                 ---        ---
                                                                        ---------    ------            ---------     ------
Net income (loss)                                                       $     712       0.3%           $  (1,460)     (0.6%)
                                                                         =========    ======            =========    ======

Other Data:
Company-owned average unit sales                                        $   419.2                      $     398.1
Franchise average unit sales                                                365.7                            339.0
Same-store sales increase (company-owned) (b)                                 4.6%                             6.3%
  Guest check average increase (b)                                            8.0%                             3.2%
  Guest count increase (decrease) (b)                                        (3.1%)                            3.0%
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


Unit Activity

                                           Ending Units          Units      Units         Units      Ending Units      Ending Units
                                         December 28, 2005       Opened    Acquired       Closed    March 29, 2006    March 30, 2005
                                         -----------------       ------    --------       ------    --------------    --------------
Company-owned restaurants                          543              1          1            ---             545               549
Franchised and licensed restaurants              1,035              4         (1)            (8)          1,030             1,038
                                                 -----            ---       -----          ----           -----             -----
                                                 1,578              5         ---            (8)          1,575             1,587
                                                 =====            ===       =====          ====           =====             =====

Quarter Ended March 29, 2006 Compared with Quarter Ended March 30, 2005
-----------------------------------------------------------------------

Company Restaurant Operations

During the quarter ended March 29, 2006, we realized a 4.6% increase in same-store sales, comprised of an 8.0% increase in guest check average and a 3.1% decrease in guest counts. Company restaurant sales increased $7.0 million (3.2%). Higher sales resulted primarily from the increase in guest check average partially offset by the decrease in guest counts and an eleven equivalent-unit decrease in company-owned restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.8% from 87.6%. Product costs decreased to 24.8% from 25.8% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits decreased slightly to 41.8% from 42.0% due to a higher guest check average partially offset by the effects of higher average labor hours. Occupancy costs decreased to 5.8% from 6.0% primarily due to the increase in company restaurant sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

                                                   Quarter Ended
                                                   -------------
                                      March 29, 2006           March 30, 2005
                                   --------------------     --------------------
                                               (Dollars in thousands)
  Utilities                        $   11,648      5.2%     $  10,294       4.7%
  Repairs and maintenance               4,312      1.9%         4,520       2.1%
  Marketing                             7,463      3.3%         7,277       3.3%
  Other                                 9,021      4.0%         8,030       3.7%
                                   -----------   ------     ---------      -----
    Other operating expenses       $   32,444     14.4%     $  30,121      13.8%
                                   ==========    ======     =========      =====

The increase in utilities is primarily the result of higher natural gas costs.

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

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

                                                            Quarter Ended
                                                            -------------
                                               March 29, 2006           March 30, 2005
                                            --------------------     --------------------
                                                        (Dollars in thousands)
  Royalties and initial fees                $  15,173      66.1%     $  14,229      64.6%
  Occupancy revenue                             7,790      33.9%         7,805      35.4%
                                            ---------     ------     ---------     ------
    Franchise and license revenue           $  22,963     100.0%     $  22,034     100.0%
                                            =========     ======     =========     ======


  Occupancy costs                           $   5,125      22.3%     $   5,268      23.9%
  Other direct costs                            2,088       9.1%         1,741       7.9%
                                            ---------     ------     ---------     ------
    Costs of franchise and license revenue  $   7,213      31.4%     $   7,009      31.8%
                                            =========    =======     =========     ======

Royalties increased $0.9 million (0.7%) resulting from a 6.2% increase in franchisee same-store sales, partially offset by the effects of an eleven equivalent-unit decrease in franchise and licensed units. The decline in occupancy revenue is attributable to the decrease in franchise and licensed units.

Costs of franchise and license revenue increased $0.2 million primarily due to a $0.1 million increase in other direct costs related to an incentive award program for franchisees who achieved certain performance criteria in 2006.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

                                                          Quarter Ended
                                                          -------------
                                                March 29, 2006    March 30, 2005
                                                --------------    --------------
                                                        (In thousands)

  Share-based compensation                       $      2,432      $      2,645
  Other general and administrative expenses            14,797            13,423
                                                 ------------      ------------
    Total general and administrative expenses    $     17,229      $     16,068
                                                 ============      ============

The increase in other general and administrative expenses primarily resulted from the effects of investments in corporate staffing partially offset by a decrease in legal fees.

Depreciation and amortization is comprised of the following:

                                                          Quarter Ended
                                                          -------------
                                                March 29, 2006    March 30, 2005
                                                --------------    --------------
                                                        (In thousands)

  Depreciation of property and equipment         $  11,247          $  10,770
  Amortization of capital lease assets               1,274                777
  Amortization of intangible assets                  1,544              1,723
                                                 ---------          ---------
    Total depreciation and amortization expense  $  14,065          $  13,270
                                                 =========          =========

The overall increase in depreciation and amortization expense of $0.8 million is primarily due to the implementation of our new point of sale system.

Restructuring charges and exit costs were comprised of the following:

                                                          Quarter Ended
                                                          -------------
                                                March 29, 2006    March 30, 2005
                                                ---------------   --------------
                                                         (In thousands)

  Exit costs                                     $     211          $     863
  Severance and other restructuring charges            510              1,411
                                                 ---------          ---------
    Total restructuring and exit costs           $     721          $   2,274
                                                 =========          =========

Gains on disposition of assets and other, net of $1.6 million in the first quarter of 2006 and $0.9 million in the first quarter of 2005 primarily represent gains on cash sales of surplus properties.

Operating income was $15.0 million for the quarter ended March 29, 2006 compared with $11.2 million for the quarter ended March 30, 2005.

Interest expense, net is comprised of the following:

                                                           Quarter Ended
                                                           -------------
                                                 March 29, 2006   March 30, 2005
                                                 --------------   --------------
                                                           (In thousands)

  Interest on senior notes                         $   4,363        $   4,374
  Interest on credit facilities                        7,065            5,777
  Interest on capital lease liabilities                1,129            1,002
  Letters of credit and other fees                       766              663
  Interest income                                       (436)            (343)
                                                   ---------        ---------
    Total cash interest                               12,887           11,473
  Amortization of deferred financing costs               873              868
  Interest accretion on other liabilities                883              871
                                                   ---------        ---------
    Total interest expense, net                    $  14,643        $  13,212
                                                   =========        =========

The increase in interest expense primarily resulted from the effect of higher interest rates on the variable-rate portion of our credit facilities.

The provision for income taxes was $0.1 million in the first quarter of 2006 compared with a benefit from income taxes of $0.1 million in the first quarter of 2005. The provision for income taxes for the quarter ended March 29, 2006 was determined using our effective tax rate estimated for the entire fiscal year, as the Company currently expects to have income for the entire fiscal year.

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

As a result of adopting SFAS 123(R), we recorded a cumulative effect of change in accounting principle, net of tax of $0.2 million. See Notes 2 and 6 to our Condensed Consolidated Financial Statements.

Net income was $0.7 million for the quarter ended March 29, 2006 compared with a net loss of $1.5 million for the quarter ended March 30, 2005 due to the factors noted above.

Liquidity and Capital Resources
-------------------------------

The following table sets forth a calculation of our cash provided by operations, for the periods indicated:

                                                                        Quarter Ended
                                                                        -------------
                                                            March 29,  2006        March 30, 2005
                                                            ---------------        --------------
                                                                        (In thousands)
  Net income (loss)                                           $     712              $  (1,460)
  Cumulative effect of change in accounting principle              (232)                   ---
  Restructuring charges and exit costs                              721                  2,274
  Gains on disposition of assets and other, net                  (1,571)                  (885)
  Shared-based compensation                                       2,432                  2,645
  Other noncash charges                                          14,938                 14,138
  Change in certain working capital items                        (7,298)                (6,975)
  Change in other assets and other liabilities, net              (2,542)                   (83)
                                                              ---------              ---------
  Cash provided by operations                                 $   7,160              $   9,654
                                                              =========              =========

Our principal capital requirements have been largely associated with remodeling and maintaining our existing company-owned restaurants and facilities. Net cash flows used for investing activities were $4.4 million for the quarter ended March 29, 2006. Our capital expenditures for the first quarter of 2006 were $8.5 million, of which $1.5 million was financed through capital leases. Capital expenditures for the quarter were partially offset by net proceeds from dispositions of surplus property of $3.1 million. In addition to occasional sales of surplus properties, we have begun to explore the possible sale of owned real estate underlying our franchisee and certain company operated restaurants. Our initial focus is on the sale of company-owned franchisee-operated real estate. We have begun discussions with certain of these franchisees, as well as potential third party purchasers. Although no assurances can be given in this regard, the sale of these real estate assets, whether to a franchisee or to a third party, could provide additional liquidity to reduce our debt balances.

Cash flows used in financing activities were $1.1 million for the quarter ended March 29, 2006, including $2.2 million of payments related to capital lease obligations, our Credit Facilities and other long-term debt instruments.

Our subsidiaries, Denny's, Inc. and Denny's Realty, Inc. (the "Borrowers"), have senior secured credit facilities with an aggregate principal amount of $417 million. The credit facilities consist of a first lien facility and a second lien facility. The first lien facility consists of a $222 million five-year term loan facility (the "Term Loan Facility") and a $75 million four-year revolving credit facility, of which $45 million is available for the issuance of letters of credit (the "Revolving Facility" and together with the Term Loan Facility, the "First Lien Facility"). The second lien facility consists of an additional $120 million six-year term loan facility (the "Second Lien Facility," and together with the First Lien Facility, the "Credit Facilities"). The Second Lien Facility ranks pari passu with the First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the First Lien Facility.

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower's option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The weighted-average interest rates on the First Lien Facility and Second Lien Facility at March 29, 2006 were 7.9% and 9.8%, respectively.

At March 29, 2006, we had outstanding letters of credit of $43.2 million under our Revolving Facility, leaving net availability of $31.8 million. There were no revolving loans outstanding at March 29, 2006.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny's Corporation, Denny's Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of March 29, 2006.

Our working capital deficit was $74.9 million at March 29, 2006 compared with $85.6 million at December 28, 2005. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards
------------------------------------------

See Notes 2 and 6 to our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the highest of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower's option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum.

During the first quarter of 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our floating rate term loan debt. We have designated the interest rate swap as a cash flow hedge of the our exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the Term Loan Facility. Under the terms of the swap, we will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. The swap effectively increases our ratio of fixed rate debt from approximately 34% of total debt to approximately 48%. The estimated fair value of the interest rate swap at March 29, 2006 was $1.5 million.

Based on the levels of borrowings under the Credit Facilities at March 29, 2006, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $2.7 million, after considering the impact of the interest rate swap. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facilities at March 29, 2006. However, the nature and amount of our borrowings under the Credit Facilities may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital leases obligations and revolving credit facility advances) was approximately $181.4 million, compared with a book value of $175.9 million at March 29, 2006. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at March 29, 2006 relates primarily to market quotations for our 10% Senior Notes due 2012.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans, and self-insurance liabilities. A 25 basis point increase in discount rate would reduce our projected benefit obligation related to our pension plan and other defined benefit plans by $2.0 million and $0.1 million, respectively, and reduce our annual net periodic benefit cost related to our pension plan by $0.1 million. A 25 basis point decrease in discount rate would increase our projected benefit obligation related to our pension plan and other defined benefit plans by $2.1 million and $0.1 million, respectively, and increase our annual net periodic benefit cost related to our pension plan by $0.1 million. The annual impact of a 25 basis point increase or decrease in discount rate on periodic benefit costs related to our other defined benefit plans would be less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not enter into financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that Denny's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Denny's files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the fourth quarter of 2005, Denny's Corporation and its subsidiary Denny's, Inc. finalized a settlement with the Division of Labor Standards Enforcement ("DLSE") of the State of California's Department of Industrial Relations regarding all disputes related to the DLSE's litigation against us. Pursuant to the terms of the settlement, Denny's agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid in the fourth quarter of 2005. The remaining $4.6 million was included in other liabilities in the accompanying Condensed Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instruction of the DLSE.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded reserves reflecting our best estimate of legal and financial liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 6.   Exhibits

a. The following are included as exhibits to this report:

     Exhibit
        No.       Description
     -------      -----------

      10.1        Written description of the 2006 Corporate Incentive Program.

      10.2        Written description of the Long Term Growth Incentive Program.

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


                                                   DENNY'S CORPORATION

Date:    May 8, 2006                      By:      /s/ Rhonda J. Parish
                                                   --------------------
                                                   Rhonda J. Parish
                                                   Executive Vice President,
                                                   Chief Administrative Officer
                                                   Chief Human Resources Officer
                                                   General Counsel and Secretary

Date:    May 8, 2006                      By:      /s/ F. Mark Wolfinger
                                                   -----------------------------
                                                   F. Mark Wolfinger
                                                   Senior Vice President and
                                                   Chief Financial Officer