Form 10-Q
period 2006-06-28
DENNYS CORP
filed 2006-08-04
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2006

 Commission File Number 0-18051

DENNY’S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3487402
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

203 East Main Street
Spartanburg, South Carolina 29319-0001
(Address of principal executive offices)
(Zip Code)

(864) 597-8000
(Registrant’s telephone number, including area code)

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

Yes [    ]      No [X]

As of August 1, 2006, 92,370,470 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 28, 2006	June 29, 2005	June 28, 2006	June 29, 2005
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$221,008	$223,994	$446,030	$442,009
Franchise and license revenue	22,483	22,581	45,446	44,615
Total operating revenue	243,491	246,575	491,476	486,624
Costs of company restaurant sales:
Product costs	54,981	56,577	110,710	112,773
Payroll and benefits	91,862	92,897	185,870	184,556
Occupancy	12,589	12,952	25,726	26,049
Other operating expenses	35,882	31,419	68,326	61,540
Total costs of company restaurant sales	195,314	193,845	390,632	384,918
Costs of franchise and license revenue	7,235	7,452	14,448	14,461
General and administrative expenses	15,590	16,151	32,819	32,219
Depreciation and amortization	14,120	13,769	28,185	27,039
Restructuring charges and exit costs, net	1,160	86	1,881	2,360
Impairment charges	---	265	---	265
Gains on disposition of assets and other, net	(7,098)	(865)	(8,669)	(1,750)
Total operating costs and expenses	226,321	230,703	459,296	459,512
Operating income	17,170	15,872	32,180	27,112
Other expenses:
Interest expense, net	14,847	13,664	29,490	26,876
Other nonoperating expense (income), net	138	(88)	(24)	(459)
Total other expenses, net	14,985	13,576	29,466	26,417
Net income before income taxes and cumulative effect of change in accounting principle	2,185	2,296	2,714	695
Provision for income taxes	331	227	380	86
Net income before cumulative effect of change in accounting principle	1,854	2,069	2,334	609
Cumulative effect of change in accounting principle, net of tax	---	---	232	---
Net income	$1,854	$2,069	$2,566	$609

Basic net income per share:
Basic net income before cumulative effect of change in accounting principle, net of tax	$0.02	$0.02	$0.03	$0.01
Cumulative effect of change in accounting principle, net of tax	---	---	0.00	---
Basic net income per share	$0.02	$0.02	$0.03	$0.01

Diluted net income per share:
Diluted net income before cumulative effect of change in accounting principle, net of tax	$0.02	$0.02	$0.02	$0.01
Cumulative effect of change in accounting principle, net of tax	---	---	0.01	---
Diluted net income per share	$0.02	$0.02	$0.03	$0.01

Weighted average shares outstanding:
Basic	92,045	90,771	91,915	90,495
Diluted	97,741	97,835	97,435	98,019

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 28, 2006	December 28, 2005
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$35,753	$28,236
Receivables, net	14,036	16,829
Inventories	8,814	8,207
Prepaid and other current assets	7,091	8,362
Total Current Assets	65,694	61,634

Property, net	275,159	288,140

Other Assets:
Goodwill	50,765	50,186
Intangible assets, net	69,266	71,664
Deferred financing costs, net	14,014	15,761
Other assets	25,390	23,881
Total Assets	$500,288	$511,266

Liabilities and Shareholders' Deficit
Current Liabilities:
Current maturities of notes and debentures	$1,880	$1,871
Current maturities of capital lease obligations	6,615	6,226
Accounts payable	35,668	47,593
Other	89,727	92,714
Total Current Liabilities	133,890	148,404

Long-Term Liabilities:
Notes and debentures, less current maturities	515,580	516,803
Capital lease obligations, less current maturities	26,997	28,862
Liability for insurance claims, less current portion	30,403	31,187
Other noncurrent liabilities and deferred credits	51,365	52,557
Total Long-Term Liabilities	624,345	629,409
Total Liabilities	758,235	777,813

Total Shareholders’ Deficit (note 3)	(257,947)	(266,547)
Total Liabilities and Shareholders’ Deficit	$500,288	$511,266

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Deficit
	(In thousands)
Balance, December 28, 2005	91,751	$918	$517,584	$(764,631)	$(19,543)	$(265,402)
Balance Sheet Adjustment (note 3)	---	---	---	(1,145)	---	(1,145)
Balance, December 28, 2005	91,751	$918	$517,854	$(765,776)	$(19,543)	$(266,547)
Comprehensive income:
Net income	---	---	---	2,566	---	2,566
Unrealized gain on hedged transaction, net of tax	---	---	---	---	369	369
Comprehensive income	---	---	---	2,566	369	2,935
Share-based compensation	---	---	2,687	---	---	2,687
Reclassification of share-based compensation in connection with adoption of SFAS 123(R) (note 7)	---	---	2,181	---	---	2,181
Issuance of common stock for share-based compensation	47	---	209	---	---	209
Exercise of common stock options	337	3	585	---	---	588
Balance, June 28, 2006	92,135	$921	$523,516	$(763,210)	$(19,174)	$(257,947)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Cash Flows from Operating Activities:
Net income	$2,566	$609
Adjustments to reconcile net income to cash flows provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(232)	---
Depreciation and amortization	28,185	27,039
Impairment charges	---	265
Restructuring charges and exit costs	1,881	2,360
Amortization of deferred financing costs	1,747	1,748
Gains on disposition of assets and other, net	(8,669)	(1,750)
Share-based compensation	3,673	4,692
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	1,552	1,875
Inventories	(606)	248
Other current assets	1,270	988
Other assets	(2,280)	(3,267)
Increase (decrease) in liabilities:
Accounts payable	(5,744)	(2,087)
Accrued salaries and vacations	(2,461)	(5,547)
Accrued taxes	(26)	126
Other accrued liabilities	(744)	292
Other noncurrent liabilities and deferred credits	(1,914)	612
Net cash flows provided by operating activities	18,198	28,203

Cash Flows from Investing Activities:
Purchase of property	(17,794)	(15,182)
Proceeds from disposition of property	11,765	3,278
Acquisition of restaurant units	(825)	---
Collection of note receivable payments from former subsidiary	1,239	---
Net cash flows used in investing activities	(5,615)	(11,904)

Cash Flows from Financing Activities:
Long-term debt payments	(4,445)	(2,621)
Deferred financing costs paid	---	(296)
Proceeds from exercise of stock options	588	856
Net bank overdrafts	(1,209)	(2,705)
Net cash flows used in financing activities	(5,066)	(4,766)

Increase in cash and cash equivalents	7,517	11,533

Cash and Cash Equivalents at:
Beginning of period	28,236	15,561
End of period	$35,753	$27,094

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Introduction and Basis of Reporting

Denny’s Corporation, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand, or Denny’s.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 28, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2005. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 27, 2006.

Note 2.   Summary of Significant Accounting Policies

Effective December 29, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123(R).  See Note 7 to the Condensed Consolidated Financial Statements, “Share-Based Compensation.”

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 28, 2005.

Note 3.   Balance Sheet Adjustments

In June 2006, we adjusted certain amounts to correct an error in our accounting for receivables and certain related payables recorded in periods prior to December 31, 2003. Though we concluded that the adjustments were inconsequential, we have adjusted the prior periods currently presented to reflect the correction. The adjustments had no impact on our results of operations for the periods presented in this Form 10-Q or for any of the periods presented in our most recently filed Form 10-K. The following line items were impacted on the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Shareholders' Deficit as of December 28, 2005:

			Adjusted
	December 28, 2005	Adjustment	December 28, 2005
	(In thousands)
Receivables, net	$18,444	$(1,615)	$16,829
Accounts payable	48,021	(428)	47,593
Other current liabilities	92,756	(42)	92,714
Accumulated earnings (deficit)	(764,631)	(1,145)	(765,776)

Note 4.   Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2006	June 29, 2005	June 28, 2006	June 29, 2005
	(In thousands)
Exit costs	$275	$(116)	$486	$747
Severance and other restructuring charges	885	202	1,395	1,613
Total restructuring and exit costs	$1,160	$86	$1,881	$2,360

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, beginning of year	$9,531
Provisions for units closed during the year	249
Changes in estimate of accrued exit costs, net	237
Payments, net	(1,368)
Interest accretion	492
Balance, end of quarter	9,141
Less current portion included in other current liabilities	2,185
Long-term portion included in other noncurrent liabilities	$6,956

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2006	$1,112
2007	1,759
2008	1,527
2009	1,493
2010	1,495
Thereafter	6,581
Total	13,967
Less imputed interest	4,826
Present value of exit cost liabilities	$9,141

Note 5.   Credit Facility

Our subsidiaries, Denny’s, Inc. and Denny’s Realty, LLC (formerly Denny's Realty, Inc.) (the “Borrowers”), have senior secured credit facilities with an aggregate principal amount of $417 million. The credit facilities consist of a first lien facility and a second lien facility. At June 28, 2006, the first lien facility consists of a $222 million five-year term loan facility (the “Term Loan Facility”) and a $75 million four-year revolving credit facility, of which $45 million was available for the issuance of letters of credit (the “Revolving Facility” and together with the Term Loan Facility, the “First Lien Facility”). The second lien facility consists of an additional $120 million six-year term loan facility (the “Second Lien Facility,” and together with the First Lien Facility, the “Credit Facilities”). The Second Lien Facility ranks pari passu with the First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the First Lien Facility.

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the higher of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower’s option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The weighted-average interest rates on the First Lien Facility and Second Lien Facility at June 28, 2006 were 8.3% and 10.3%, respectively.

At June 28, 2006, we had outstanding letters of credit of $38.0 million under our Revolving Facility, leaving net availability of $37.0 million. There were no revolving loans outstanding at June 28, 2006.

The Credit Facilities are secured by substantially all of our assets and are guaranteed by Denny’s Corporation, Denny’s Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facilities as of June 28, 2006.

The indenture governing the Denny’s Holdings 10% Senior Notes due 2012 (the “Indenture”) is fully and unconditionally guaranteed by Denny’s Corporation. Denny’s Corporation is a holding company with no independent assets or operations, other than as related to the ownership of the common stock of Denny’s Holdings and its status as a holding company. Denny’s Corporation is not subject to the restrictive covenants in the Indenture. Denny’s Holdings is restricted from paying dividends and making distributions to Denny’s Corporation under the terms of the Indenture.

On July 17, 2006, the Credit Facilities were amended to allow for the sale of 84 specified properties, primarily company-owned franchisee-operated real estate, with the net cash proceeds from such sales to be applied to reduce outstanding indebtedness under the Credit Facilities. In addition, the amendments increased the allowance during a fiscal year for the sale of restaurant businesses or property (excluding the specified properties) from $5 million to $15 million and increased the limit on Letter of Credit Commitments under the Revolving Facility from $45 million to $55 million.

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

To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income. The components of the cash flow hedge included in accumulated other comprehensive income in the Condensed Consolidated Statement of Shareholders’ Deficit for the two quarters ended June 28, 2006 and June 29, 2005, are as follows:

	Two Quarters Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(370)	$261
Unrealized gain (loss) for changes in fair value of interest swap rates	739	34
Net increase in Accumulated Other Comprehensive Income, net of tax	$369	$295

We did not note any ineffectiveness in the hedge during the two quarters ended June 28, 2006. We do not enter into derivative financial instruments for trading or speculative purposes.

Note 6.   Defined Benefit Plans

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	June 28, 2006	June 29, 2005	June 28, 2006		June 29, 2005
	(In thousands)
Service cost	$92	$115	$	---	$	---
Interest cost	770	738		48		59
Expected return on plan assets	(814)	(756)		---		---
Amortization of net loss	252	220		6		8
Net periodic benefit cost	$300	$317		$54		$67

	Pension Plan		Other Defined Benefit Plans
	Two Quarters Ended		Two Quarters Ended
	June 28, 2006	June 29, 2005	June 28, 2006		June 29, 2005
	(In thousands)
Service cost	$183	$230	$	---	$	---
Interest cost	1,541	1,476		96		118
Expected return on plan assets	(1,628)	(1,513)		---		---
Amortization of net loss	503	441		12		16
Net periodic benefit cost	$599	$634		$108		$134

We made contributions of $1.6 million and $1.3 million to our pension plan during the two quarters ended June 28, 2006 and June 29, 2005, respectively. We made contributions of $0.1 million and $0.7 million to our other defined benefit plans during the two quarters ended June 28, 2006 and June 29, 2005, respectively. We expect to contribute $2.4 million to our pension plan and $0.1 million to our other defined benefit plans during the remainder of fiscal 2006.

Note 7.   Share-Based Compensation

Share-Based Compensation Plans

We maintain four plans (Denny’s Corporation 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”), Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan) under which stock options and other awards granted to our employees, directors and consultants are outstanding. On August 25, 2004, our stockholders approved the 2004 Omnibus Plan which replaced the other plans as the vehicle for granting share-based compensation to our employees, officers and directors. The 2004 Omnibus Plan is administered by the Compensation Committee of the Board of Directors or the Board of Directors as a whole. Ten million shares of our common stock are reserved for issuance upon the grant and exercise of awards pursuant to the 2004 Omnibus Plan, plus a number of additional shares (not to exceed 1,500,000) underlying awards outstanding as of August 25, 2004 pursuant to the other plans which thereafter cancel, terminate or expire unexercised for any reason. The 2004 Omnibus Plan authorizes the granting of incentive awards from time to time to selected employees, officers, directors and consultants of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of the 2004 Omnibus Plan.

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

Adoption of SFAS 123(R)

Effective December 29, 2005, the first day of fiscal 2006, we adopted SFAS 123(R). This standard requires all share-based compensation to be recognized in the statement of operations based on fair value and applies to all awards granted, modified, cancelled or repurchased after the effective date. Additionally, for awards outstanding as of December 29, 2005 for which the requisite service has not been rendered, compensation expense will be recognized as the requisite service is rendered. The statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. We adopted this accounting treatment using the modified-prospective-transition method, therefore results for prior periods have not been restated. SFAS 123(R) supersedes SFAS 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only.

Under SFAS 123(R), we are required to estimate potential forfeitures of share-based awards and adjust the compensation cost accordingly. Our estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred. As a result of this change, we recognized a cumulative effect of change in accounting principle in the Condensed Consolidated Statement of Operations of $0.2 million in the first quarter of 2006. Additionally, in accordance with SFAS 123(R), $2.2 million related to restricted stock units payable in shares, previously recorded as liabilities, were reclassified to additional paid-in capital in the Condensed Consolidated Balance Sheet during the first quarter of 2006. Our previous practice was to accrue compensation expense for restricted stock units payable in shares as a liability until such time as the shares were actually issued.

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

A summary of our stock option plans is presented below:

	Two Quarters Ended June 28, 2006
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	9,228	$2.06
Granted	762	4.25
Exercised	(337)	1.75
Forfeited	(83)	1.84
Outstanding, end of quarter	9,570	2.25	6.63	$14,404
Exercisable, end of quarter	7,245	1.87	5.90	$13,173

The aggregate intrinsic value was calculated using the difference between the market price of our stock on June 28, 2006 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $0.8 million and $1.1 million during the quarter and two quarters ended June 28, 2006 and was $1.1 million and $2.1 million during the quarter and two quarters ended June 29, 2005, respectively.

The following table summarizes information about stock options outstanding at June 28, 2006 (option amounts in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.54 - 0.92	2,122	6.00	$0.71	2,122	$0.71
1.01 - 1.03	1,270	4.63	1.03	1,270	1.03
1.06 - 2.00	810	4.61	1.93	810	1.93
2.42	3,319	8.01	2.42	2,290	2.42
2.65 - 4.40	1,253	7.39	3.87	438	3.51
4.45 - 6.31	653	7.66	4.65	172	4.78
7.00	60	2.60	7.00	60	7.00
10.00	83	1.58	10.00	83	10.00
	9,570	6.63		7,245

On November 11, 2004, we granted options under the 2004 Omnibus Plan to certain employees with an exercise price of $2.42 (included in the table above). These options vest 1/3 of the shares on each of December 29, 2004, December 28, 2005 and December 27, 2006, respectively. The vesting of these options was subject to the achievement of certain performance measures which were met as of December 29, 2004. As a result of performance criteria and the issuance of the options with an exercise price below the market price at the date of grant, prior to the adoption of SFAS 123(R), we recognized compensation expense related to these options equal to the difference between the exercise price of the options and the market price of $4.40 on December 29, 2004, the measurement date, ratably over the options’ vesting period.

The weighted average fair value per option of options granted during the quarter and two quarters ended June 28, 2006 was $3.86 and $3.20, respectively. There were no options granted during the quarter ended June 29, 2005. The weighted average fair value per option of options granted during the two quarters ended June 29, 2005 was $3.05. The fair value of the stock options granted in the periods ended June 28, 2006 and June 29, 2005 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.  We used the following weighted average assumptions for the grants:

	Quarter Ended		Two Quarters Ended
	June 28, 2006	June 29, 2005	June 28, 2006	June 29, 2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	86%	90%	87%	90%
Risk-free interest rate	4.9%	4.0%	4.7%	4.0%
Weighted average expected term	6.0 years	6.0 years	6.0 years	6.0 years

The dividend yield assumption was based on our dividend payment history and expectations of future dividend payments. The expected volatility was based on the historical volatility of our stock for a period approximating the expected life. The risk-free interest rate was based on published U.S. Treasury spot rates in effect at the time of grant with terms approximating the expected life of the option. The weighted average expected term of the options represents the period of time the options are expected to be outstanding based on historical trends.

Compensation expense for options granted prior to fiscal 2006 is recognized based on the graded vesting attribution method.  Compensation expense for options granted subsequent to December 28, 2005 is recognized on a straight-line basis over the requisite service period for the entire award. We recognized compensation expense of approximately $0.9 million and $1.7 million for the quarter and two quarters ended June 28, 2006 and $0.7 million and $1.9 million for the quarter and two quarters ended June 29, 2005, respectively, related to these options, which is included as a component of general and administrative expenses in our Condensed Consolidated Statements of Operations. Compensation expense for the quarter and two quarters ended June 29, 2005 related to the intrinsic value of options with an exercise price that was below the market price on the date of grant.

As of June 28, 2006, there was approximately $3.6 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 1.56 years.

Restricted Stock Units

The following table summarizes information about restricted stock units outstanding at June 28, 2006:

Units
(In thousands)
Outstanding, beginning of year	3,356
Granted	374
Vested	---
Forfeited	(22)
Outstanding, end of quarter	3,708

We granted approximately 3.4 million restricted stock units (half of which are liability classified and half of which are equity classified) with a grant date fair value of $4.22 per share and approximately 0.6 million restricted stock units (half of which are liability classified and half of which are equity classified) with a grant date fair value of $4.06 per share to certain employees. As of June 28, 2006 and December 28, 2005, approximately 3.3 million of these units were outstanding.

These restricted stock units will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The first such period ended on June 30, 2005. Subsequent periods end on June 30th of each year thereafter with any amounts not earned carried over to possibly be earned over a 2-year or 3-year period. The full award will be considered earned after 5 years based on continued employment if not earned in the first three years based on the performance criteria.

Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned restricted stock units will be paid to the holder (half of the units will be paid in cash and half in shares of common stock), provided that the holder is then still employed with Denny’s or an affiliate.

In March 2006, we granted approximately 0.4 million restricted stock units (which are equity classified) with a grant date fair value of $4.45 per share to certain employees. These restricted stock units will be earned (from 0% to 200% of the target award) based on certain operating performance measures for fiscal 2006. Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. Subsequent to the two-year vesting period, the earned restricted stock units will be paid to the holder in shares of common stock, provided the holder is then still employed with Denny's or an affiliate.  As of June 28, 2006, approximately 0.4 million of these units were outstanding.

Compensation expense related to the equity classified units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related to the liability classified units are adjusted to fair value at each balance sheet date. We recognized compensation expense of approximately $0.3 million and $1.9 million for the quarter and two quarters ended June 28, 2006 and $1.2 million and $2.6 million for the quarter and two quarters ended June 29, 2005, respectively, related to the restricted stock units, which is included as a component of general and administrative expenses in our Condensed Consolidated Statements of Operations.

At June 28, 2006, approximately $2.9 million of accrued compensation was included as a component of other current liabilities (based on the fair value of the related shares for the liability classified units as of June 28, 2006) and $11.5 million was included as a component of additional paid-in capital in the Condensed Consolidated Balance Sheet related to the equity classified restricted stock units.

As of June 28, 2006, there was approximately $7.1 million of unrecognized compensation cost (approximately $3.2 million for liability classified units and approximately $3.9 million for equity classified units) related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 3.43 years.

Total share-based compensation included as a component of net income was as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2006	June 29, 2005	June 28, 2006	June 29, 2005

Share-based compensation related to liability classified awards:
Share-based compensation related to restricted stock units	$(248)	$731	$818	$1,387
Other share-based compensation	81	71	168	165
Total share-based compensation related to liability classified awards	(167)	802	986	1,552
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$862	$728	$1,654	$1,891
Share-based compensation related to restricted stock units	546	518	1,033	1,249
Total share-based compensation related to equity classified units	1,408	1,246	2,687	3,140
Total share-based compensation	$1,241	$2,048	$3,673	$4,692

Prior to the adoption of SFAS 123(R), we accounted for our share-based compensation plans under the provisions of SFAS 123, while continuing to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per common share had we applied the fair value recognition provisions of SFAS 123 to share-based compensation for the quarter and two quarters ended June 29, 2005 (in thousands, except for per share amounts):

	Quarter Ended	Two Quarters Ended
	June 29, 2005	June 29, 2005

Reported net income	$2,069	$609
Share-based employee compensation expense included in reported net income, net of related taxes	1,845	4,112
Less total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,551)	(5,866)
Pro forma net income (loss)	$1,363	$(1,145)

Net income per share, as reported:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Net income (loss) per share, pro forma:
Basic	$0.02	$(0.01)
Diluted	$0.01	$(0.01)

Note 8.   Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Statement of Shareholder’s Deficit are as follows:

	June 28, 2006	December 28, 2005
	(In thousands)
Additional minimum pension liability	$(20,799)	$(20,799)
Unrealized gain on hedged transaction	1,625	1,256
Accumulated other comprehensive income (loss)	$(19,174)	$(19,543)

Note 9.   Net Income (Loss) Per Share
	Quarter Ended		Two Quarters Ended
	June 28, 2006	June 29, 2005	June 28, 2006	June 29, 2005
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income from continuing operations before cumulative effect of change in accounting principle	$1,854	$2,069	$2,334	$609
Numerator for basic and diluted net income per share - net income	$1,854	$2,069	$2,566	$609

Denominator:
Denominator for basic net income per share - weighted average shares	92,045	90,771	91,915	90,495
Effect of dilutive securities:
Options	4,636	5,103	4,585	5,437
Restricted stock units and awards	1,060	1,961	935	2,087
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	97,741	97,835	97,435	98,019

Basic net income per share before cumulative effect of change in accounting principle	$0.02	$0.02	$0.03	$0.01
Diluted net income per share before cumulative effect of change in accounting principle	$0.02	$0.02	$0.02	$0.01
Basic and diluted net income per share	$0.02	$0.02	$0.03	$0.01

Stock options excluded (1)	1,580	327	1,378	327
Restricted stock units and awards excluded	---	---	---	---

(1)  Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 10.   Supplemental Cash Flow Information

	Two Quarters Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Income taxes paid, net	$671	$729
Interest paid	$26,964	$22,179

Noncash financing activities:
Capital leases entered into	$1,884	$589

Issuance of common stock, pursuant to stock-based compensation plans	$209	$1,638

Note 11.  Implementation of New Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in our Consolidated Financial Statements.

Note 12.   Commitments and Contingencies

In the fourth quarter of 2005, Denny’s Corporation and its subsidiary Denny’s, Inc. finalized a settlement with the Division of Labor Standards Enforcement (“DLSE”) of the State of California’s Department of Industrial Relations regarding all disputes related to the DLSE’s litigation against us. Pursuant to the terms of the settlement, Denny’s agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid in the fourth quarter of 2005. The remaining $4.6 million was included in other liabilities in the accompanying Condensed Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instruction of the DLSE.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain forward-looking statements are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Words such as "expects", "anticipates", "believes", "intends", "plans", and "hopes", variations of such words and similar expressions are intended to identify such forward-looking statements, which reflect our best judgment based on factors currently known.  These statements involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance expressed or implied.  Such factors include, among others: our ability and the ability of our franchisees to open and operate additional restaurants profitably; our ability to attract and retain qualified franchisees; our ability to control restaurant costs; the level of success of our operating initiatives; the level of success of our advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; competitive pressures from within the restaurant industry; changes in minimum wage and other employment laws; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 28, 2005.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 28, 2006		June 29, 2005		June 28, 2006		June 29, 2005
	(Dollars in thousands)				(Dollars in thousands)
Revenue:
Company restaurant sales	$221,008	90.8%	$223,994	90.8%	$446,030	90.8%	$442,009	90.8%
Franchise and license revenue	22,483	9.2%	22,581	9.2%	45,446	9.2%	44,615	9.2%
Total operating revenue	243,491	100.0%	246,575	100.0%	491,476	100.0%	486,624	100.0%

Costs of company restaurant sales (a):
Product costs	54,981	24.9%	56,577	25.3%	110,710	24.8%	112,773	25.5%
Payroll and benefits	91,862	41.6%	92,897	41.5%	185,870	41.7%	184,556	41.8%
Occupancy	12,589	5.7%	12,952	5.8%	25,726	5.8%	26,049	5.9%
Other operating expenses	35,882	16.2%	31,419	14.0%	68,326	15.3%	61,540	13.9%
Total costs of company restaurant sales	195,314	88.4%	193,845	86.5%	390,632	87.6%	384,918	87.1%

Costs of franchise and license revenue (a)	7,235	32.2%	7,452	33.0%	14,448	31.8%	14,461	32.4%

General and administrative expenses	15,590	6.4%	16,151	6.6%	32,819	6.7%	32,219	6.6%
Depreciation and amortization	14,120	5.8%	13,769	5.6%	28,185	5.7%	27,039	5.6%
Restructuring charges and exit costs, net	1,160	0.5%	86	0.0%	1,881	0.4%	2,360	0.5%
Impairment charges	---	---	265	0.1%	---	---	265	0.1%
Gains on disposition of assets and other, net	(7,098)	(2.9%)	(865)	(0.4%)	(8,669)	(1.8%)	(1,750)	(0.4%)
Total operating costs and expenses	226,321	92.9%	230,703	93.6%	459,296	93.5%	459,512	94.4%
Operating income	17,170	7.1%	15,872	6.4%	32,180	6.5%	27,112	5.6%
Other expenses:
Interest expense, net	14,847	6.1%	13,664	5.5%	29,490	6.0%	26,876	5.5%
Other nonoperating expense (income), net	138	0.1%	(88)	0.0%	(24)	0.0%	(459)	(0.1%)
Total other expenses, net	14,985	6.2%	13,576	5.5%	29,466	6.0%	26,417	5.4%
Net income before income taxes and cumulative effect of change in accounting principle	2,185	0.9%	2,296	0.9%	2,714	0.6%	695	0.1%
Provision for income taxes	331	0.1%	227	0.1%	380	0.1%	86	0.0%
Net income before cumulative effect of change in accounting principle	1,854	0.8%	2,069	0.8%	2,334	0.5%	609	0.1%
Cumulative effect of change in accounting principle, net of tax	---	---	---	---	232	0.0%	---	---
Net income	$1,854	0.8%	$2,069	0.8%	$2,566	0.5%	$609	0.1%

__________________

(a) Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Quarter Ended June 28, 2006 Compared with Quarter Ended June 29, 2005
	March 29, 2006	Units Opened	Units Acquired	Units Closed	June 28, 2006	June 29, 2005

Ending Units:
Company-owned restaurants	545	---	---	(2)	543	548
Franchised and licensed restaurants	1,030	3	---	(10)	1,023	1,040
	1,575	3	---	(12)	1,566	1,588

	Quarter Ended
	June 28, 2006	June 29, 2005
	(Dollars in thousands)
Other Data:
Company-owned average unit sales	$412.5	$411.4
Franchise average unit sales	362.0	353.1
Same-store sales increase (decrease) (company-owned) (a)	(0.4%)	4.1%
Guest check average increase (a)	4.0%	5.1%
Guest count (decrease) (a)	(4.2%)	(1.0%)
__________________
(a)  Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

Company Restaurant Operations

During the quarter ended June 28, 2006, we realized a 0.4% decrease in same-store sales, comprised of a 4.0% increase in guest check average and a 4.2% decrease in guest counts. Company restaurant sales decreased $3.0 million or (1.3%). Decreased sales resulted primarily from the decrease in same-store sales for the current quarter and a nine equivalent-unit decrease in company-owned restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.4% from 86.5%. Product costs decreased to 24.9% from 25.3% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits costs increased  to 41.6% from 41.5% due to increased wages rates and slightly higher group insurance costs, partially offset by a reduction in management incentive compensation expense. Occupancy costs decreased to 5.7% from 5.8% primarily due to an improvement in general liability expense.  Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	June 28, 2006		June 29, 2005
	(Dollars in Thousands)
Utilities	$10,674	4.8%	$9,703	4.3%
Repairs and maintenance	4,755	2.2%	4,424	2.0%
Marketing	7,525	3.4%	7,507	3.4%
Legal	3,185	1.4%	1,205	0.5%
Other	9,743	4.4%	8,580	3.8%
Other operating expenses	$35,882	16.2%	$31,419	14.0%

The increase in utilities is primarily the result of higher natural gas and electricity costs.  The increase in legal is the result of a $2.0 million increase in legal settlement accruals related to pending litigation.  The increase in other expenses is primarily related to a scheduled reduction in coin-operated game machines in our restaurants resulting in a $0.7 decrease in ancillary restaurant income.

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

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	June 28, 2006		June 29, 2005
	(Dollars in thousands)
Royalties and initial fees	$14,979	66.6%	$14,892	65.9%
Occupancy revenue	7,504	33.4%	7,689	34.1%
Franchise and license revenue	22,483	100.0%	22,581	100.0%

Occupancy costs	5,113	22.7%	5,180	22.9%
Other direct costs	2,122	9.5%	2,272	10.1%
Costs of franchise and license revenue	$7,235	32.2%	$7,452	33.0%

Royalties increased $0.1 million (0.6%) resulting from a 1.4% increase in franchisee same-store sales, partially offset by the effects of an eight equivalent-unit decrease in franchised and licensed units.  The decline in occupancy revenue is attributable to the decrease in franchised and licensed units.

Costs of franchise and license revenue decreased $0.2 million (2.9%), primarily due to a decrease in incentive compensation and bad debt expense, partially offset by an increase in other direct costs related to an incentive award program for franchisees who achieve certain performance criteria in 2006.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Share-based compensation	$1,241	$2,048
General and administrative expenses	14,349	14,103
Total general and administrative expenses	$15,590	$16,151

The decrease in general and administrative expenses resulted from a $1.0 million decrease in incentive compensation expense and a $0.8 million decrease in share-based compensation expense, offset by an increase in payroll costs.  The decrease in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of the June 28, 2006 balance sheet date.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Depreciation of property and equipment	$11,139	$10,903
Amortization of capital lease assets	1,295	769
Amortization of intangible assets	1,686	2,097
Total depreciation and amortization expense	$14,120	$13,769

The overall increase in depreciation and amortization expense of $0.4 million is primarily due to the implementation of our new point of sale system.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Exit costs	$275	$(116)
Severance and other restructuring charges	885	202
Total restructuring and exit costs	$1,160	$86

Gains on disposition of assets and other, net increased to $7.1 million in the second quarter of 2006 from $0.9 million in the second quarter of 2005.  For the quarter ended June 28, 2006, the gains included $2.9 million and $1.7 million on cash sales of surplus properties and company-owned franchisee-operated properties, respectively.

Operating income was $17.2 million for the quarter ended June 28, 2006 compared with $15.9 million for the quarter ended June 29, 2005.

Interest expense, net is comprised of the following:

	Quarter Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Interest on senior notes	$4,363	$4,351
Interest on credit facilities	7,386	6,215
Interest on capital lease liabilities	1,099	1,028
Letters of credit and other fees	730	714
Interest income	(480)	(384)
Total cash interest	13,098	11,924
Amortization of deferred financing costs	874	880
Interest accretion on other liabilities	875	860
Total interest expense, net	$14,847	$13,664

The increase in interest expense primarily resulted from the effect of higher interest rates on the variable-rate portion of our credit facilities.

The provision for income taxes was $0.3 million for the quarter ended June 28, 2006 and $0.2 million for the quarter ended June 29, 2005. The provision for income taxes for the quarter ended June 28, 2006 primarily represents gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in income before income taxes. The provision for income taxes for the quarter ended June 29, 2005 was determined using our effective tax rate estimated for the entire fiscal year.

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

Net income was $1.9 million for the quarter ended June 28, 2006 compared with $2.1 million for the quarter ended June 29, 2005 due to the factors noted above.

Two Quarters Ended June 28, 2006 Compared with Two Quarters Ended June 29, 2005

	December 28, 2005	Units Opened	Units Acquired	Units Closed	June 28, 2006	June 29, 2005

Ending Units:
Company-owned restaurants	543	1	1	(2)	543	548
Franchised and licensed restaurants	1,035	7	(1)	(18)	1,023	1,040
	1,578	8	---	(20)	1,566	1,588

	Two Quarters Ended
	June 28, 2006	June 29, 2005
	(Dollars in thousands)
Other Data:
Company-owned average unit sales	$832.1	$809.4
Franchise average unit sales	727.7	692.0
Same-store sales increase (company-owned) (a)	2.1%	5.2%
Guest check average increase (a)	6.0%	4.2%
Guest count (decrease) (a)	(3.6%)	1.0%
__________________
(a)  Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

Company Restaurant Operations

During the two quarters ended June 28, 2006, we realized a 2.1% increase in same-store sales, comprised of a 6.0% increase in guest check average and a 3.6% decrease in guest counts. Company restaurant sales increased $4.0 million or 0.9%. Higher sales resulted primarily from the increase in same-store sales for the current year partially offset by a ten equivalent-unit decrease in company-owned restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 87.6% from 87.1%. Product costs decreased to 24.8% from 25.5% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits decreased to 41.7% from 41.8% primarily related to a reduction in management incentive compensation. Occupancy costs decreased to 5.8% from 5.9% primarily due to an improvement in general liability expense. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Two Quarters Ended
	June 28, 2006		June 29, 2005
	(Dollars in thousands)
Utilities	$22,322	5.0%	$19,998	4.5%
Repairs and maintenance	9,067	2.0%	8,944	2.0%
Marketing	14,988	3.4%	14,783	3.3%
Legal	3,160	0.7%	1,455	0.3%
Other	18,789	4.2%	16,360	3.7%
Other operating expenses	$68,326	15.3%	$61,540	13.9%

The increase in utilities is primarily the result of higher natural gas and electricity costs. The increase in legal is the result of a $2.0 million increase in legal settlement accruals related to pending litigation.  The increase in other expenses is primarily related to a $0.4 increase in training costs related to our new point of sale system and a scheduled reduction in coin-operated game machines in our restaurants resulting in a  $1.3 million decrease in ancillary restaurant income.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Two Quarters Ended
	June 28, 2006		June 29, 2005
	(Dollars in thousands)
Royalties and initial fees	$30,152	66.3%	$29,121	65.3%
Occupancy revenue	15,294	33.7%	15,494	34.7%
Franchise and license revenue	45,446	100.0%	44,615	100.0%

Occupancy costs	10,238	22.5%	10,448	23.4%
Other direct costs	4,210	9.3%	4,013	9.0%
Costs of franchise and license revenue	$14,448	31.8%	$14,461	32.4%

Royalties increased $1.0 million (3.5%) resulting from a 3.7% increase in franchisee same-store sales, partially offset by the effects of a nine equivalent-unit decrease in franchise and licensed units.  The decline in occupancy revenue is attributable to the decrease in franchise and licensed units.

Costs of franchise and license revenue remained essentially flat.

Other Operating Costs and Expenses

General and administrative expenses are comprised of the following:

	Two Quarters Ended
	June 28, 2006	June 29, 2005
	(Dollars in thousands)
Share-based compensation	$3,673	$4,692
General and administrative expenses	29,146	27,527
Total general and administrative expenses	$32,819	$32,219

The increase general and administrative expenses is primarily the result of an increase in payroll costs, offset by a $0.8 million decrease in incentive compensation expense and a $1.0 million decrease in share-based compensation expense. The decrease in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of the June 28, 2006 balance sheet date.

Depreciation and amortization is comprised of the following:

	Two Quarters Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Depreciation of property and equipment	$22,386	$21,673
Amortization of capital lease assets	2,569	1,546
Amortization of intangible assets	3,230	3,820
Total depreciation and amortization expense	$28,185	$27,039

The overall increase in depreciation and amortization expense of $1.2 million is primarily due to the implementation of our new point of sale system.

Restructuring charges and exit costs were comprised of the following:

	Two Quarters Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Exit costs	$486	$747
Severance and other restructuring charges	1,395	1,613
Total restructuring and exit costs	$1,881	$2,360

Gains on disposition of assets and other, net increased to $8.7 million in the first two quarters of 2006 from $1.8 million in the first two quarters of 2005.  For the two quarters ended June 28, 2006, the gains included $4.4 million and $1.7 million on cash sales of surplus properties and company-owned franchisee-operated properties, respectively.

Operating income was $32.2 million for the two quarters ended June 28, 2006 compared with $27.1 million for the two quarters ended June 29, 2005.

Interest expense, net is comprised of the following:

	Two Quarters Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Interest on senior notes	$8,726	$8,725
Interest on credit facilities	14,451	11,992
Interest on capital lease liabilities	2,228	2,030
Letters of credit and other fees	1,496	1,377
Interest income	(916)	(727)
Total cash interest	25,985	23,397
Amortization of deferred financing costs	1,747	1,748
Interest accretion on other liabilities	1,758	1,731
Total interest expense, net	$29,490	$26,876

The increase in interest expense primarily resulted from the effect of higher interest rates on the variable-rate portion of our credit facilities.

The provision for income taxes was $0.4 million for the two quarters ended June 28, 2006 compared with $0.1 million for the two quarters ended June 29, 2005. The provision for income taxes for the two quarters ended June 28, 2006 primarily represents gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in income before income taxes. The provision for income taxes for the two quarters ended June 29, 2005 was determined using our effective tax rate estimated for the entire fiscal year.

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

As a result of adopting SFAS 123(R), we recorded a cumulative effect of change in accounting principle, net of tax of $0.2 million.  See Note 7 to our Condensed Consolidated Financial Statements.

Net income was $2.6 million for the two quarters ended June 28, 2006 compared with $0.6 million for the two quarters ended June 29, 2005 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowing under our Credit Facilities (as defined below) and, in recent years, cash proceeds from the sale of surplus properties and the sale of real estate to franchisees.  Principal uses of cash are operating expenses, capital expenditures and debt repayments.  The following table presents a summary of our sources and uses of cash and cash equivalents for the two quarters ended June 28, 2006 and the two quarters ended June 29, 2005:

	Two Quarters Ended
	June 28, 2006	June 29, 2005
	(In thousands)
Net cash provided by operating activities	$18,198	$28,203
Net cash used in investing activities	(5,615)	(11,904)
Net cash used in financing activities	(5,066)	(4,766)
Net increase in cash and cash equivalents	$7,517	$11,533

We believe that our estimated cash flows from operations for 2006, combined with our capacity for additional borrowing under our Credit Facilities, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2006.

Our principal capital requirements have been largely associated with remodeling and maintaining our existing company-owned restaurants and facilities. Net cash flows used for investing activities were $5.6 million for the two quarters ended June 28, 2006. Our capital expenditures for the two quarters of 2006 were $19.7 million, of which $1.9 million was financed through capital leases. Capital expenditures for the two quarters ended June 28, 2006 were partially offset by net proceeds from dispositions of surplus property and certain company-owned franchisee-operated properties of $11.6 million. We are exploring the possible sale of additional company-owned franchisee-operated real estate. We have begun discussions with certain of these franchisees, as well as potential third party purchasers. Although no assurances can be given in this regard, the sale of these real estate assets, whether to a franchisee or to a third party, could provide additional liquidity to reduce our debt balances.

Cash flows used in financing activities were $5.1 million for the two quarters ended June 28, 2006, including $4.4 million of payments related to capital lease obligations, our Credit Facilities and other long-term debt instruments.

Our subsidiaries, Denny’s, Inc. and Denny’s Realty, LLC (formerly Denny's Realty, Inc.) (the “Borrowers”), have senior secured credit facilities with an aggregate principal amount of $417 million. The credit facilities consist of a first lien facility and a second lien facility. At June 28, 2006, the first lien facility consists of a $222 million five-year term loan facility (the “Term Loan Facility”) and a $75 million four-year revolving credit facility, of which $45 million was available for the issuance of letters of credit (the “Revolving Facility” and together with the Term Loan Facility, the “First Lien Facility”). The second lien facility consists of an additional $120 million six-year term loan facility (the “Second Lien Facility,” and together with the First Lien Facility, the “Credit Facilities”). The Second Lien Facility ranks pari passu with the First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the First Lien Facility.

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.6 million with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the higher of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower’s option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The weighted-average interest rates on the First Lien Facility and Second Lien Facility at June 28, 2006 were 8.3% and 10.3%, respectively.

At June 28, 2006, we had outstanding letters of credit of $38.0 million under our Revolving Facility, leaving net availability of $37.0 million. There were no revolving loans outstanding at June 28, 2006. As of July 31, 2006, we had outstanding letters of credit of $43.6 million under our Revolving Facility leaving net availability of $31.4 million.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny’s Corporation, Denny’s Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of June 28, 2006.

On July 17, 2006, the Credit Facilities were amended to allow for the sale of 84 specified properties, primarily company-owned franchisee-operated real estate, with the net cash proceeds from such sales to be applied to reduce outstanding indebtedness under the Credit Facilities. In addition, the amendments increased the allowance during a fiscal year for the sale of restaurant businesses or property (excluding the specified properties) from $5 million to $15 million and increased the limit on Letter of Credit Commitments under the Revolving Facility from $45 million to $55 million.

Our working capital deficit was $68.2 million at June 28, 2006 compared with $86.8 million at December 28, 2005. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

See Notes 2, 7 and 11 to our Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have market exposure including, but not limited to, the following areas:  interest rate risk on our debt, interest rate risk on our pension plan, other defined benefit plans and self-insurance liabilities, and commodity and utility rate risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the higher of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower’s option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum.

During the first quarter of 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our floating rate term loan debt. We have designated the interest rate swap as a cash flow hedge of the exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the Term Loan Facility. Under the terms of the swap, we will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. The swap effectively increases our ratio of fixed rate debt from approximately 34% of total debt to approximately 48%. The estimated fair value of the interest rate swap at June 28, 2006 was $1.6 million.

Based on the levels of borrowings under the Credit Facilities at June 28, 2006, if interest rates changed by 100 basis points our annual cash flow and net income before income taxes would change by approximately $2.7 million, after considering the impact of the interest rate swap. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facilities at June 28, 2006. However, the nature and amount of our borrowings under the Credit Facilities may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $176.3 million, compared with a book value of $175.8 million at June 28, 2006. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at June 28, 2006 relates primarily to market quotations for our 10% Senior Notes due 2012.

We have exposure to interest rate risk related to our pension plan, other defined benefit plans, and self-insurance liabilities. A 25 basis point increase in discount rate would reduce our projected benefit obligation related to our pension plan and other defined benefit plans by $2.0 million and $0.1 million, respectively, and reduce our annual net periodic benefit cost related to our pension plan by $0.1 million. A 25 basis point decrease in discount rate would increase our projected benefit obligation related to our pension plan and other defined benefit plans by $2.1 million and $0.1 million, respectively, and increase our annual net periodic benefit cost related to our pension plan by $0.1 million. The annual impact of a 25 basis point increase or decrease in discount rate on periodic benefit costs related to our other defined benefit plans would be less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

We have exposure to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. We may from time−to−time enter into futures and option contracts to manage these fluctuations. There were no open commodity futures and option contracts at June 28, 2006.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not enter into financial instruments for trading or speculative purposes.

Item 4.   Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Senior Vice President and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In the fourth quarter of 2005, Denny’s Corporation and its subsidiary Denny’s, Inc. finalized a settlement with the Division of Labor Standards Enforcement (“DLSE”) of the State of California’s Department of Industrial Relations regarding all disputes related to the DLSE’s litigation against us. Pursuant to the terms of the settlement, Denny’s agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid in the fourth quarter of 2005. The remaining $4.6 million was included in other liabilities in the accompanying Condensed Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instruction of the DLSE.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Denny’s Corporation was held on Wednesday, May 24, 2006, and the following matters were voted on by the stockholders of Denny’s Corporation:

(i)	Election of Directors
	Name	Votes For	Votes Against or Withheld

	Vera K. Farris	77,692,880	146,939
	Vada Hill	77,442,635	397,184
	Brenda J. Lauderback	77,743,519	96,300
	Nelson J. Marchioli	77,741,886	97,933
	Robert E. Marks	77,444,298	95,521
	Michael Montelongo	77,742,771	97,048
	Henry Nasella	77,743,192	96,627
	Donald R. Shepherd	77,742,399	97,420
	Debra Smithart-Oglesby	77,743,193	96,626

(ii)	Ratification of the Selection of KPMG LLP as Auditors for the 2006 fiscal year
	Votes For	Votes Against	Votes Abstaining

	77,328,886	446,743	64,190

Item 6.   Exhibits

a.    The following are included as exhibits to this report:

Exhibit No.	Description

10.1	First Lien Amendment No. 1 effective as of July 17, 2006, to the Credit Agreement dated as of September 21, 2004

10.2	Second Lien Amendment No. 1 effective as of July 17, 2006 to the Credit Agreement dated as of September 21, 2004

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of F. Mark Wolfinger, Senior Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation and F. Mark Wolfinger, Senior Vice President and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY’S CORPORATION

Date: August 4, 2006	By:	/s/ Rhonda J. Parish
Rhonda J. Parish
Executive Vice President,
Chief Administrative Officer
Chief Human Resources Officer and
General Counsel and Secretary

Date: August 4, 2006	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Senior Vice President and
Chief Financial Officer