Form 10-Q
period 2006-09-27
DENNYS CORP
filed 2006-11-03
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2006

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

Yes [    ]           No [X]

As of November 1, 2006, 92,641,987 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$234,705	$225,824	$680,735	$667,833
Franchise and license revenue	23,491	22,898	68,937	67,513
Total operating revenue	258,196	248,722	749,672	735,346
Costs of company restaurant sales:
Product costs	59,509	56,712	170,219	169,485
Payroll and benefits	95,627	94,289	281,497	278,845
Occupancy	12,893	12,211	38,619	38,261
Other operating expenses	34,250	38,483	102,576	100,022
Total costs of company restaurant sales	202,279	201,695	592,911	586,613
Costs of franchise and license revenue	6,772	7,069	21,220	21,530
General and administrative expenses	16,440	14,654	49,259	46,873
Depreciation and amortization	13,812	13,818	41,997	40,857
Restructuring charges and exit costs, net	1,461	2,056	3,342	4,416
Impairment charges	831	320	831	585
Gains on disposition of assets and other, net	(38,995)	(40)	(47,664)	(1,790)
Total operating costs and expenses	202,600	239,572	661,896	699,084
Operating income	55,596	9,150	87,776	36,262
Other expenses:
Interest expense, net	14,959	13,934	44,449	40,810
Other nonoperating expense (income), net	1,499	(86)	1,475	(545)
Total other expenses, net	16,458	13,848	45,924	40,265
Net income (loss) before income taxes and cumulative effect of change in accounting principle	39,138	(4,698)	41,852	(4,003)
Provision for (benefit from) income taxes	13,635	(1,264)	14,015	(1,178)
Net income (loss) before cumulative effect of change in accounting principle	25,503	(3,434)	27,837	(2,825)
Cumulative effect of change in accounting principle, net of tax	---	---	232	---
Net income (loss)	$25,503	$(3,434)	$28,069	$(2,825)

Basic net income (loss) per share:
Basic net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.28	$(0.04)	$0.30	$(0.03)
Cumulative effect of change in accounting principle, net of tax	---	---	0.00	---
Basic net income (loss) per share	$0.28	$(0.04)	$0.30	$(0.03)

Diluted net income (loss) per share:
Diluted net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.26	$(0.04)	$0.29	$(0.03)
Cumulative effect of change in accounting principle, net of tax	---	---	0.00	---
Diluted net income (loss) per share	$0.26	$(0.04)	$0.29	$(0.03)

Weighted average shares outstanding:
Basic	92,348	91,363	92,060	90,785
Diluted	96,498	91,363	97,184	90,785

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 27, 2006	December 28, 2005
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$26,059	$28,236
Receivables, net	10,828	16,829
Inventories	8,121	8,207
Assets held for sale	6,627	---
Prepaid and other current assets	10,381	8,362
Total Current Assets	62,016	61,634

Property, net	241,584	288,140

Other Assets:
Goodwill	50,127	50,186
Intangible assets, net	68,065	71,664
Deferred financing costs, net	11,512	15,761
Other assets	21,034	23,881
Total Assets	$454,338	$511,266

Liabilities and Shareholders' Deficit
Current Liabilities:
Current maturities of notes and debentures	$7,906	$1,871
Current maturities of capital lease obligations	7,128	6,226
Accounts payable	37,175	47,593
Other	82,584	92,714
Total Current Liabilities	134,793	148,404

Long-Term Liabilities:
Notes and debentures, less current maturities	429,507	516,803
Capital lease obligations, less current maturities	25,351	28,862
Liability for insurance claims, less current portion	30,790	31,187
Deferred income taxes	12,167	---
Other noncurrent liabilities and deferred credits	52,763	52,557
Total Long-Term Liabilities	550,578	629,409
Total Liabilities	685,371	777,813

Total Shareholders’ Deficit (note 3)	(231,033)	(266,547)
Total Liabilities and Shareholders’ Deficit	$454,338	$511,266

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Deficit
	(In thousands)
Balance, December 28, 2005	91,751	$918	$517,584	$(764,631)	$(19,543)	$(265,402)
Balance Sheet Adjustment (note 3)	---	---	---	(1,145)	---	(1,145)
Balance, December 28, 2005	91,751	$918	$517,854	$(765,776)	$(19,543)	$(266,547)
Comprehensive income:
Net income	---	---	---	28,069	---	28,069
Unrealized loss on hedged transaction, net of tax	---	---	---	---	(189)	(189)
Comprehensive income	---	---	---	(737,707)	(19,732)	(238,667)
Share-based compensation	---	---	4,179	---	---	4,179
Reclassification of share-based compensation in connection with adoption of SFAS 123(R) (note 9)	---	---	2,534	---	---	2,534
Issuance of common stock for share-based compensation	269	2	207	---	---	209
Exercise of common stock options	433	4	708	---	---	712
Balance, September 27, 2006	92,453	$924	$525,482	$(737,707)	$(19,732)	$(231,033)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$28,069	$(2,825)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(232)	---
Depreciation and amortization	41,997	40,857
Impairment charges	831	585
Restructuring charges and exit costs	3,342	4,416
Amortization of deferred financing costs	2,621	2,620
Loss on early extinguishment of debt	1,629	---
Deferred income tax benefit	12,805	---
Gains on disposition of assets and other, net	(47,664)	(1,790)
Share-based compensation	5,371	6,136
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	2,044	2,828
Inventories	86	537
Other current assets	(2,026)	(1,914)
Other assets	(2,033)	(4,551)
Increase (decrease) in liabilities:
Accounts payable	(5,724)	(3,330)
Accrued salaries and vacations	(8,384)	(10,309)
Accrued taxes	2,111	470
Other current liabilities	(5,751)	6,044
Other noncurrent liabilities and deferred credits	(1,872)	557
Net cash flows provided by operating activities	27,220	40,331

Cash Flows from Investing Activities:
Purchase of property	(24,918)	(28,621)
Proceeds from disposition of property	76,970	3,392
Acquisition of restaurant units	(825)	---
Collection of note receivable payments from former subsidiary	4,870	---
Net cash flows provided by (used in) investing activities	56,097	(25,229)

Cash Flows from Financing Activities:
Long-term debt payments	(86,484)	(4,707)
Deferred financing costs paid	---	(296)
Proceeds from exercise of stock options	712	1,909
Net bank overdrafts	278	259
Net cash flows used in financing activities	(85,494)	(2,835)

Increase (decrease) in cash and cash equivalents	(2,177)	12,267

Cash and Cash Equivalents at:
Beginning of period	28,236	15,561
End of period	$26,059	$27,828

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Introduction and Basis of Reporting

Denny’s Corporation, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand, or Denny’s.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 28, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2005. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 27, 2006.

Note 2.   Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 28, 2005, other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123(R).  See Note 9 to the Condensed Consolidated Financial Statements, “Share-Based Compensation.”

Note 3.   Balance Sheet Adjustments

In June 2006, we recorded adjustments to correct an error in our accounting for receivables and certain related payables recorded in periods prior to December 31, 2003. Though we concluded that the adjustments were inconsequential, we have adjusted the prior periods currently presented to reflect the correction. The adjustments had no impact on our results of operations for the periods presented in this Form 10-Q or for any of the periods presented in our most recently filed Form 10-K. The following line items were impacted by this adjustment on the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Shareholders' Deficit as of December 28, 2005:

			Adjusted
	December 28, 2005	Adjustment	December 28, 2005
	(In thousands)
Receivables, net	$18,444	$(1,615)	$16,829
Accounts payable	48,021	(428)	47,593
Other current liabilities	92,756	(42)	92,714
Accumulated earnings (deficit)	(764,631)	(1,145)	(765,776)

Note 4.   Sale of Real Estate

On September 26, 2006, we completed and closed the sale of 60 company-owned, franchisee-operated real estate properties to National Retail Properties, Inc., a real estate investment trust, for a cash purchase price of $62 million. With the exception of five properties, this transaction qualified for full accrual method accounting. As a result, a pretax gain of $34.8 million is included as a component of gains on dispositions of assets and other, net in the Condensed Consolidated Statements of Operations for the quarter and three quarters ended September 27, 2006. We have entered into put agreements with the buyer on five properties, therefore, the $1.9 million gain on the sale of these properties will be deferred until the individual put agreements expire within the next 12 months. The sale of up to an additional six properties may hereafter close, subject to certain conditions, under the terms of the master purchase agreement for the transaction. These six properties are included as a component of assets held for sale in the Condensed Consolidated Balance Sheet as of September 27, 2006 (see Note 5).

Note 5.   Assets Held for Sale

We continue to explore the possible sale of surplus and company-owned, franchisee-operated real estate.  These properties include two surplus properties and 17 franchise-operated Denny's restaurant properties. Based on discussions with the related franchisees and other potential third parties, we expect to sell these properties within 12 months. The net book value of these properties, approximately $6.6 million, has been classified as assets held for sale in the Condensed Consolidated Balance Sheet as of September 27, 2006.  As a result of the requirement in our Credit Facilities (defined in Note 7) to apply the net cash proceeds of certain specifically identified company-owned, franchisee-operated real estate to reduce outstanding indebtedness, we have classified a corresponding $6.6 million of our long-term debt as a current liability in the Condensed Consolidated Balance Sheet as of September 27, 2006.

Note 6.   Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005
	(In thousands)
Exit costs	$1,167	$783	$1,653	$1,530
Severance and other restructuring charges	294	1,273	1,689	2,886
Total restructuring and exit costs	$1,461	$2,056	$3,342	$4,416

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, beginning of year	$9,531
Provisions for units closed during the year	643
Changes in estimate of accrued exit costs, net	1,010
Payments, net	(2,088)
Interest accretion	735
Balance, end of quarter	9,831
Less current portion included in other current liabilities	2,112
Long-term portion included in other noncurrent liabilities	$7,719

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2006	$699
2007	2,473
2008	2,094
2009	1,951
2010	1,605
Thereafter	6,487
Total	15,309
Less imputed interest	5,478
Present value of exit cost liabilities	$9,831

At the beginning of fiscal 2006, the liability for severance and other restructuring charges was $0.2 million. During the three quarters ended September 27, 2006, an additional $1.7 million of expense was recorded and $1.1 million was paid related to these charges. The remaining balance of $0.8 million is expected to be paid during the next 12 months.

Note 7.   Credit Facility

Our subsidiaries, Denny’s, Inc. and Denny’s Realty, LLC (formerly Denny's Realty, Inc.) (the “Borrowers”), have senior secured credit facilities with an aggregate principal amount of $337 million. The credit facilities consist of a first lien facility and a second lien facility. At September 27, 2006, the first lien facility consists of a $142 million five-year term loan facility (the “Term Loan Facility”) and a $75 million four-year revolving credit facility, of which $55 million was available for the issuance of letters of credit (the “Revolving Facility” and together with the Term Loan Facility, the “First Lien Facility”). The second lien facility consists of an additional $120 million six-year term loan facility (the “Second Lien Facility,” and together with the First Lien Facility, the “Credit Facilities”). The Second Lien Facility ranks pari passu with the First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the First Lien Facility.

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.4 million with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the higher of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower’s option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The weighted-average interest rates on the First Lien Facility and Second Lien Facility at September 27, 2006 were 8.7% and 10.5%, respectively.

At September 27, 2006, we had outstanding letters of credit of $42.5 million under our Revolving Facility, leaving net availability of $32.5 million. There were no revolving loans outstanding at September 27, 2006.

The Credit Facilities are secured by substantially all of our assets and are guaranteed by Denny’s Corporation, Denny’s Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facilities as of September 27, 2006.

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

On July 17, 2006, the Credit Facilities were amended to allow for the sale of 84 specified properties, primarily company-owned, franchisee-operated real estate, with the net cash proceeds from such sales to be applied to reduce outstanding indebtedness under the Credit Facilities. In addition, the amendments increased the limit on Letter of Credit Commitments under the Revolving Facility from $45 million to $55 million and increased the allowance during a fiscal year for the sale of restaurant businesses or property (excluding the specified properties) from $5 million to $15 million, thereby requiring the proceeds from any asset sales greater than $15 million be used to pay down our debt .

On September 26, 2006, we completed and closed the sale of 60 company-owned, franchisee-operated Denny’s restaurant properties for a cash purchase price of $62 million (see Note 4). Consistent with the requirements of our amended Credit Facilities, the net cash proceeds of these asset sales were applied to reduce the outstanding balance on the first lien term loan. During the third quarter, we prepaid approximately $80 million on this loan through a combination of asset sale proceeds and surplus cash, bringing the total debt balance, including capital lease obligations, down to approximately $470 million as of September 27, 2006. As a result of the prepayment, we recorded a $1.6 million loss on early extinguishment of debt resulting from a write off of deferred financing costs, which is included as a component of other nonoperating expense in the Condensed Consolidated Statements of Operations for the quarter ended September 27, 2006.

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

To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income. The components of the cash flow hedge included in accumulated other comprehensive income in the Condensed Consolidated Statement of Shareholders’ Deficit for the three quarters ended September 27, 2006 and September 28, 2005, are as follows:

	Three Quarters Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(697)	$313
Unrealized gain (loss) for changes in fair value of interest swap rates	508	740
Net increase (decrease) in Accumulated Other Comprehensive Income, net of tax	$(189)	$1,053

We did not note any ineffectiveness in the hedge during the three quarters ended September 27, 2006. We do not enter into derivative financial instruments for trading or speculative purposes.

Note 8.   Defined Benefit Plans

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	September 27, 2006	September 28, 2005	September 27, 2006		September 28, 2005
	(In thousands)
Service cost	$91	$115	$	---	$	---
Interest cost	771	739		48		59
Expected return on plan assets	(814)	(757)		---		---
Amortization of net loss	251	221		7		8
Net periodic benefit cost	$299	$318		$55		$67

	Pension Plan		Other Defined Benefit Plans
	Three Quarters Ended		Three Quarters Ended
	September 27, 2006	September 28, 2005	September 27, 2006		September 28, 2005
	(In thousands)
Service cost	$274	$345	$	---	$	---
Interest cost	2,312	2,215		144		177
Expected return on plan assets	(2,442)	(2,270)		---		---
Amortization of net loss	754	662		19		24
Net periodic benefit cost	$898	$952		$163		$201

We made contributions of $3.1 million and $2.5 million to our pension plan during the three quarters ended September 27, 2006 and September 28, 2005, respectively. We made contributions of $0.3 million and $1.1 million to our other defined benefit plans during the three quarters ended September 27, 2006 and September 28, 2005, respectively. We expect to contribute $0.9 million to our pension plan and $0.1 million to our other defined benefit plans during the remainder of fiscal 2006.

Note 9.   Share-Based Compensation

Share-Based Compensation Plans

We maintain four plans (the Denny’s Corporation 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”), the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan) under which stock options and other awards granted to our employees, directors and consultants are outstanding. On August 25, 2004, our stockholders approved the 2004 Omnibus Plan which replaced the other plans as the vehicle for granting share-based compensation to our employees, officers and directors. The 2004 Omnibus Plan is administered by the Compensation Committee of the Board of Directors or the Board of Directors as a whole. Ten million shares of our common stock are reserved for issuance upon the grant and exercise of awards pursuant to the 2004 Omnibus Plan, plus a number of additional shares (not to exceed 1,500,000) underlying awards outstanding as of August 25, 2004 pursuant to the other plans which thereafter cancel, terminate or expire unexercised for any reason. The 2004 Omnibus Plan authorizes the granting of incentive awards from time to time to selected employees, officers, directors and consultants of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of the 2004 Omnibus Plan.

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

Adoption of SFAS 123(R)

Effective December 29, 2005, the first day of fiscal 2006, we adopted SFAS 123(R). This standard requires all share-based compensation to be recognized in the statement of operations based on fair value and applies to all awards granted, modified, cancelled or repurchased after the effective date. Additionally, for awards outstanding as of December 29, 2005 for which the requisite service has not been rendered, compensation expense will be recognized as the requisite service is rendered. The statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. We adopted this accounting treatment using the modified-prospective-transition method, therefore, results for prior periods have not been restated. SFAS 123(R) supersedes SFAS 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only.

Under SFAS 123(R), we are required to estimate potential forfeitures of share-based awards and adjust the compensation cost accordingly. Our estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred. As a result of this change, we recognized a cumulative effect of change in accounting principle in the Condensed Consolidated Statement of Operations of $0.2 million in the first quarter of 2006. Additionally, in accordance with SFAS 123(R), $2.5 million related to restricted stock units payable in shares, previously recorded as liabilities, was reclassified to additional paid-in capital in the Condensed Consolidated Balance Sheet during the first quarter of 2006. Our previous practice was to accrue compensation expense for restricted stock units payable in shares as a liability until such time as the shares were actually issued.

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are generally issued at the market value at the date of grant.

A summary of our stock option plans is presented below:
	Three Quarters Ended September 27, 2006
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	9,228	$2.06
Granted	762	4.25
Exercised	(433)	1.65
Forfeited	(145)	2.25
Outstanding, end of quarter	9,412	2.26	6.18	$13,944
Exercisable, end of quarter	7,281	1.92	5.45	$12,788

The aggregate intrinsic value was calculated using the difference between the market price of our stock on September 27, 2006 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $0.2 million and $1.2 million during the quarter and three quarters ended September 27, 2006 and was $2.5 million and $4.6 million during the quarter and three quarters ended September 28, 2005, respectively.

The following table summarizes information about stock options outstanding at September 27, 2006 (option amounts in thousands):

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.54 - 0.92	2,038	5.45	$0.72	2,038	$0.72
1.01 - 1.03	1,270	4.38	1.03	1,270	1.03
1.06 - 2.00	810	4.36	1.93	810	1.93
2.42	3,267	7.39	2.42	2,255	2.42
2.65 - 4.40	1,250	7.10	3.87	573	3.61
4.45 - 6.31	638	7.36	4.65	196	4.86
7.00	60	2.20	7.00	60	7.00
10.00	79	1.33	10.00	79	10.00
	9,412	6.18		7,281

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

There were no options granted during the quarter ended September 27, 2006. The weighted average fair value per option of options granted during the three quarters ended September 27, 2006 was $3.20. The weighted average fair value per option of options granted during the quarter and three quarters ended September 28, 2005 was $3.23 and $3.16, respectively.

The fair value of the stock options granted in the periods ended September 27, 2006 and September 28, 2005 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.  We used the following weighted average assumptions for the grants:

	Quarter Ended		Three Quarters Ended
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005

Dividend yield	N/A	0.0%	0.0%	0.0%
Expected volatility	N/A	90%	87%	90%
Risk-free interest rate	N/A	4.0%	4.7%	4.0%
Weighted average expected term	N/A	6.0 years	6.0 years	6.0 years

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

Compensation expense for options granted prior to fiscal 2006 is recognized based on the graded vesting attribution method.  Compensation expense for options granted subsequent to December 28, 2005 is recognized on a straight-line basis over the requisite service period for the entire award. We recognized compensation expense of approximately $0.8 million and $2.5 million for the quarter and three quarters ended September 27, 2006 and $1.0 million and $2.8 million for the quarter and three quarters ended September 28, 2005, respectively, related to these options, which is included as a component of general and administrative expenses in our Condensed Consolidated Statements of Operations. Compensation expense for the quarter and three quarters ended September 28, 2005 related to the intrinsic value of options with an exercise price that was below the market price on the measurement date.

As of September 27, 2006, there was approximately $2.7 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 1.3 years.

Restricted Stock Units

The following table summarizes information about restricted stock units outstanding at September 27, 2006:

Units
(In thousands)
Outstanding, beginning of year	3,356
Granted	374
Vested	(443)
Forfeited	(58)
Outstanding, end of quarter	3,229

We granted approximately 3.4 million restricted stock units (half of which are liability classified and half of which are equity classified) with a grant date fair value of $4.22 per share and approximately 0.6 million restricted stock units (half of which are liability classified and half of which are equity classified) with a grant date fair value of $4.06 per share to certain employees. As of September 27, 2006 and December 28, 2005, approximately 2.9 million and 3.3 million of these units were outstanding, respectively.

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

Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned restricted stock units will be paid to the holder (half of the units will be paid in cash and half in shares of common stock), provided that the holder is then still employed with Denny’s or an affiliate. During the quarter ended September 27, 2006, we made payments of $0.8 million (before taxes) in cash and issued 0.2 million shares of common stock related to the 0.4 million units that vested as of June 30, 2006.

In March 2006, we granted approximately 0.4 million restricted stock units (which are equity classified) with a grant date fair value of $4.45 per share to certain employees. These restricted stock units will be earned (from 0% to 200% of the target award) based on certain operating performance measures for fiscal 2006. Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. Subsequent to the two-year vesting period, the earned restricted stock units will be paid to the holder in shares of common stock, provided the holder is then still employed with Denny's or an affiliate.  As of September 27, 2006, approximately 0.4 million of these units were outstanding.

Compensation expense related to the equity classified units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related to the liability classified units are adjusted to fair value at each balance sheet date. We recognized compensation expense of approximately $0.8 million and $2.6 million for the quarter and three quarters ended September 27, 2006 and $0.4 million and $3.0 million for the quarter and three quarters ended September 28, 2005, respectively, related to the restricted stock units, which is included as a component of general and administrative expenses in our Condensed Consolidated Statements of Operations.

At September 27, 2006, approximately $2.4 million of accrued compensation was included as a component of other current liabilities (based on the fair value of the related shares for the liability classified units as of September 27, 2006) and $2.8 million was included as a component of additional paid-in capital in the Condensed Consolidated Balance Sheet related to the equity classified restricted stock units.

As of September 27, 2006, there was approximately $6.8 million of unrecognized compensation cost (approximately $2.8 million for liability classified units and approximately $4.0 million for equity classified units) related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 3.2 years.

Board Deferred Stock Units

Non-employee members of the Board of Directors are granted deferred stock units in return for attendance at non-regularly scheduled meetings. These awards are restricted in that they may not be exercised until the recipient has ceased serving as a member of the Board of Directors for Denny's Corporation.  As of September 27, 2006 and December 28, 2005, approximately 0.2 million and 0.1 million of these units were outstanding.

Share-Based Compensation and Proforma Disclosures

Total share-based compensation included as a component of net income was as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005

Share-based compensation related to liability classified restricted stock units	$374	$56	$1,192	$1,443
Share-based compensation related to equity classified awards:
Stock options	$849	$955	$2,503	$2,846
Restricted stock units	401	376	1,434	1,625
Board deferred stock units	74	56	242	222
Total share-based compensation related to equity classified units	1,324	1,387	4,179	4,693
Total share-based compensation	$1,698	$1,443	$5,371	$6,136

Prior to the adoption of SFAS 123(R), we accounted for our share-based compensation plans under the provisions of SFAS 123, while continuing to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per common share had we applied the fair value recognition provisions of SFAS 123 to share-based compensation for the quarter and three quarters ended September 28, 2005 (in thousands, except for per share amounts):

	Quarter Ended	Three Quarters Ended
	September 28, 2005	September 28, 2005

Reported net loss	$(3,434)	$(2,825)
Share-based employee compensation expense included in reported net loss, net of related taxes	977	3,946
Less total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,143)	(5,386)
Pro forma net loss	$(3,600)	$(4,265)

Net loss per share:
Basic and diluted - as reported	$(0.04)	$(0.03)
Basic and diluted - proforma	$(0.04)	$(0.05)

Note 10.   Income Taxes

The provision for income taxes was $13.6 million and $14.0 for the quarter and three quarters ended September 27, 2006. We recorded benefit from income taxes of $1.3 million and $1.2 million for the quarter and three quarters ended September 28, 2005. The provision for and benefit from income taxes for the periods ended September 27, 2006 and September 28, 2005 was determined using our effective tax rate estimated for the entire fiscal year, excluding the impact of certain discrete items that were recognized entirely during the quarter.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. The increased deferred tax provision of $12.2 million in the quarter ended September 27, 2006 related to our reevaluation of our tax planning strategies in light of management's commitment to sell the appreciated properties during the third quarter. In addition, we utilized certain state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. We recorded approximately $0.6 million of state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

Note 11.   Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Statement of Shareholder’s Deficit are as follows:

	September 27, 2006	December 28, 2005
	(In thousands)
Additional minimum pension liability	$(20,799)	$(20,799)
Unrealized gain on interest rate swap (Note 7)	1,067	1,256
Accumulated other comprehensive income (loss)	$(19,732)	$(19,543)

Note 12.   Net Income (Loss) Per Share
	Quarter Ended		Three Quarters Ended
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income (loss) per share - net income (loss) from continuing operations before cumulative effect of change in accounting principle	$25,503	$(3,434)	$27,837	$(2,825)
Numerator for basic and diluted net income per share - net income (loss)	$25,503	$(3,434)	$28,069	$(2,825)

Denominator:
Denominator for basic net income (loss) per share - weighted average shares	92,348	91,363	92,060	90,785
Effect of dilutive securities:
Options	3,513	---	4,276	---
Restricted stock units and awards	637	---	848	---
Denominator for diluted net income (loss) per share - adjusted weighted average shares and assumed conversions of dilutive securities	96,498	91,363	97,184	90,785

Basic net income (loss) per share before cumulative effect of change in accounting principle	$0.28	$(0.04)	$0.30	$(0.03)
Diluted net income (loss) per share before cumulative effect of change in accounting principle	$0.26	$(0.04)	$0.29	$(0.03)
Basic net income (loss) per share	$0.28	$(0.04)	$0.30	$(0.03)
Diluted net income (loss) per share	$0.26	$(0.04)	$0.29	$(0.03)

Stock options excluded (1)	1,570	9,328	1,442	9,328
Restricted stock units and awards excluded (1)	---	2,687	---	2,687

(1)   Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 13.   Supplemental Cash Flow Information

	Three Quarters Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Income taxes paid, net	$864		$1,052
Interest paid	$36,556		$30,307
Net proceeds receivable from disposition of property	$595	$	---
Capital leases entered into	$2,890		$1,952
Issuance of common stock, pursuant to stock-based compensation plans	$1,027		$1,668

Note 14.  Implementation of New Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We are required to adopt the recognition of the funded status of the benefit plans in the fourth quarter of fiscal 2006 and do not expect it to have a material impact on our Consolidated Balance Sheet.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS No. 157 is effective for the first fiscal period beginning after November 15, 2007. We are required to adopt SFAS 157 in the first quarter of fiscal 2008. We are currently evaluating the  impact of adopting SFAS 157 on the disclosures in our Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors.  The guidance is effective for the first fiscal period ending after November 15, 2006.  We are currently evaluating the impact of adopting SAB 108 on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN 48"), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are required to adopt FIN 48 in the first quarter of fiscal 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006 and we are required to adopt it in the first quarter of fiscal 2007. We present sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in our Consolidated Financial Statements.

Note 15.   Commitments and Contingencies

In the third quarter of 2006, Denny's Corporation and its subsidiary Denny's, Inc. finalized a settlement of the proposed class action filed by a former Denny's employee in the Superior Court of California, County of Los Angeles, which alleged, among other things, that Denny's violated California's meal and rest break requirements. The settlement provides for payments up to approximately $1.7 million in the aggregate, which is included as a component of other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 27, 2006, to approximately 36,000 individuals who were employed by Denny's, Inc. in the State of California between  April 4, 2002 and August 16, 2006. As of September 27, 2006, notification of the settlement was sent to putative class members, who are required to "opt in" in order to participate in the distribution.

In the fourth quarter of 2005, Denny’s Corporation and its subsidiary Denny’s, Inc. finalized a settlement with the Division of Labor Standards Enforcement (“DLSE”) of the State of California’s Department of Industrial Relations regarding all disputes related to the DLSE’s litigation against us. Pursuant to the terms of the settlement, we agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid in the fourth quarter of 2005. The remaining $4.6 million was included in other liabilities in the accompanying Condensed Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instructions of the DLSE.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain forward-looking statements are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Words such as "expects", "anticipates", "believes", "intends", "plans", and "hopes", variations of such words and similar expressions are intended to identify such forward-looking statements, which reflect our best judgment based on factors currently known.  These statements involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance expressed or implied.  Such factors include, among others: our ability and the ability of our franchisees to open and operate additional restaurants profitably; our ability to attract and retain qualified franchisees; our ability to control restaurant costs; the level of success of our operating initiatives; the level of success of our advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; competitive pressures from within the restaurant industry; changes in minimum wage and other employment laws; regional weather conditions; overall changes in the general economy (including energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 28, 2005.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 27, 2006		September 28, 2005		September 27, 2006		September 28, 2005
	(Dollars in thousands)				(Dollars in thousands)
Revenue:
Company restaurant sales	$234,705	90.9%	$225,824	90.8%	$680,735	90.8%	$667,833	90.8%
Franchise and license revenue	23,491	9.1%	22,898	9.2%	68,937	9.2%	67,513	9.2%
Total operating revenue	258,196	100.0%	248,722	100.0%	749,672	100.0%	735,346	100.0%

Costs of company restaurant sales (a):
Product costs	59,509	25.4%	56,712	25.1%	170,219	25.0%	169,485	25.4%
Payroll and benefits	95,627	40.7%	94,289	41.8%	281,497	41.4%	278,845	41.8%
Occupancy	12,893	5.5%	12,211	5.4%	38,619	5.7%	38,261	5.7%
Other operating expenses	34,250	14.6%	38,483	17.0%	102,576	15.1%	100,022	15.0%
Total costs of company restaurant sales	202,279	86.2%	201,695	89.3%	592,911	87.1%	586,613	87.8%

Costs of franchise and license revenue (a)	6,772	28.8%	7,069	30.9%	21,220	30.8%	21,530	31.9%

General and administrative expenses	16,440	6.4%	14,654	5.9%	49,259	6.6%	46,873	6.4%
Depreciation and amortization	13,812	5.3%	13,818	5.6%	41,997	5.6%	40,857	5.6%
Restructuring charges and exit costs, net	1,461	0.6%	2,056	0.8%	3,342	0.4%	4,416	0.6%
Impairment charges	831	0.3%	320	0.1%	831	0.1%	585	0.1%
Gains on disposition of assets and other, net	(38,995)	(15.1%)	(40)	0.0%	(47,664)	(6.4%)	(1,790)	(0.2%)
Total operating costs and expenses	202,600	78.5%	239,572	96.3%	661,896	88.3%	699,084	95.1%
Operating income	55,596	21.5%	9,150	3.7%	87,776	11.7%	36,262	4.9%
Other expenses:
Interest expense, net	14,959	5.8%	13,934	5.6%	44,449	5.9%	40,810	5.5%
Other nonoperating expense (income), net	1,499	0.6%	(86)	0.0%	1,475	0.2%	(545)	(0.1%)
Total other expenses, net	16,458	6.4%	13,848	5.6%	45,924	6.1%	40,265	5.5%
Net income (loss) before income taxes and cumulative effect of change in accounting principle	39,138	15.2%	(4,698)	(1.9%)	41,852	5.6%	(4,003)	(0.5%)
Provision for (benefit from) income taxes	13,635	5.3%	(1,264)	(0.5%)	14,015	1.9%	(1,178)	(0.2%)
Net income (loss) before cumulative effect of change in accounting principle	25,503	9.9%	(3,434)	(1.4%)	27,837	3.7%	(2,825)	(0.4%)
Cumulative effect of change in accounting principle, net of tax	---	---	---	---	232	0.0%	---	---
Net income (loss)	$25,503	9.9%	$(3,434)	(1.4%)	$28,069	3.7%	$(2,825)	(0.4%)

__________________

(a) Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

Quarter Ended September 27, 2006 Compared with Quarter Ended September 28, 2005

Unit Activity

	June 28, 2006	Units Opened	Units Acquired	Units Closed	September 27, 2006	September 28, 2005

Ending Units:
Company-owned restaurants	543	---	---	(8)	535	546
Franchised and licensed restaurants	1,023	6	---	(5)	1,024	1,036
	1,566	6	---	(13)	1,559	1,582

	Quarter Ended
	September 27, 2006	September 28, 2005
	(Dollars in thousands)
Other Data:
Company-owned average unit sales	$438.0	$418.2
Franchise average unit sales	385.8	364.4
Same-store sales increase (company-owned) (a)	4.2%	1.5%
Guest check average increase (a)	3.7%	4.1%
Guest count (decrease) (a)	0.6%	(2.5%)
__________________
(a)   Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

Company Restaurant Operations

During the quarter ended September 27, 2006, we realized a 4.2% increase in same-store sales, comprised of a 3.7% increase in guest check average and a 0.6% increase in guest counts. Company restaurant sales increased $8.9 million or 3.9%. Higher sales resulted primarily from the increase in same-store sales for the current quarter partially offset by a four equivalent-unit decrease in company-owned restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.2% from 89.3%. Product costs increased to 25.4% from 25.1% due to shifts in menu mix offset by the impact of higher guest check average. Payroll and benefits costs decreased to 40.7% from 41.8% due to improvements in worker's compensation costs. While the current year quarter benefited by $1.1 million of positive claims development, the prior year quarter was impacted by $1.4 million of negative claims development. Occupancy costs increased to 5.5% from 5.4% primarily due to an increase in general liability expense resulting from $1.1 million of positive claims development recorded in the prior year. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	September 27, 2006		September 28, 2005
	(Dollars in Thousands)
Utilities	$12,188	5.2%	$11,229	5.0%
Repairs and maintenance	4,962	2.1%	4,745	2.1%
Marketing	7,838	3.3%	7,438	3.3%
Legal settlement costs	(796)	(0.3%)	6,427	2.8%
Other	10,058	4.3%	8,644	3.8%
Other operating expenses	$34,250	14.6%	$38,483	17.0%

The increase in utilities is the result of higher natural gas and electricity costs. The decrease in legal settlement costs is primarily the result of $5.8 million recognized in the prior year for legal settlement expenses related to the settlement of the Division of Labor Standards Enforcement (“DLSE”) of the State of California’s Department of Industrial Relations' litigation and for development of other cases. For the quarter ended September 27, 2006, legal settlement costs benefited from the favorable settlement of certain other pending cases. Other expenses increased primarily due to a scheduled reduction in coin-operated game machines in our restaurants resulting in a $0.6 million decrease in ancillary restaurant income.

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

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	September 27, 2006		September 28, 2005
	(Dollars in thousands)
Royalties and initial fees	$15,998	68.1%	$15,137	66.1%
Occupancy revenue	7,493	31.9%	7,761	33.9%
Franchise and license revenue	23,491	100.0%	22,898	100.0%

Occupancy costs	4,860	20.7%	5,333	23.3%
Other direct costs	1,912	8.1%	1,736	7.6%
Costs of franchise and license revenue	$6,772	28.8%	$7,069	30.9%

Royalties increased $0.9 million (5.7%) resulting from a 4.7% increase in franchisee same-store sales, partially offset by the effects of a 14 equivalent-unit decrease in franchised and licensed units.  The decline in occupancy revenue is attributable to the decrease in franchised and licensed units.

Costs of franchise and license revenue decreased $0.3 million (4.2%). Occupancy costs decreased $0.5 million due to changes in the portfolio of rental units. Other direct costs increased $0.2 million primarily resulting from costs related to new store openings and an incentive award program for franchisees who achieve certain performance criteria in 2006.

Occupancy revenue and occupancy costs for the real estate properties sold during the three quarters ended September 27, 2006 were approximately $5.2 million and $0.8, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Share-based compensation	$1,698	$1,443
General and administrative expenses	14,742	13,211
Total general and administrative expenses	$16,440	$14,654

The increase in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of the September 27, 2006 balance sheet date. The increase in general and administrative expenses primarily resulted from a $0.9 million increase in incentive compensation.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Depreciation of property and equipment	$11,229	$11,395
Amortization of capital lease assets	1,096	787
Amortization of intangible assets	1,487	1,636
Total depreciation and amortization expense	$13,812	$13,818

Depreciation and amortization expense remained essentially flat. However, lower depreciation expense due to the sale of real estate assets was offset by higher amortization resulting from the implementation of our new point of sale system.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Exit costs	$1,167	$783
Severance and other restructuring charges	294	1,273
Total restructuring and exit costs	$1,461	$2,056

Impairment charges were $0.8 million for the quarter ended September 27, 2006 compared with $0.3 million for the quarter ended September 28, 2005 and relate to the identification of certain underperforming restaurants.

Gains on disposition of assets and other, net increased to $39.0 million in the third quarter of 2006 from less than $0.1 million in the third quarter of 2005. On September 26, 2006, we completed and closed the sale of 60 company-owned, franchisee-operated real estate properties for a cash purchase price of $62 million, resulting in a gain of $34.8 million. Additional gains relate to the sale of surplus properties and other company-owned, franchisee-operated properties.

Operating income was $55.6 million for the quarter ended September 27, 2006 compared with $9.2 million for the quarter ended September 28, 2005.

Interest expense, net is comprised of the following:

	Quarter Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Interest on senior notes	$4,363	$4,362
Interest on credit facilities	7,610	6,473
Interest on capital lease liabilities	1,086	1,110
Letters of credit and other fees	768	738
Interest income	(620)	(485)
Total cash interest	13,207	12,198
Amortization of deferred financing costs	874	872
Interest accretion on other liabilities	878	864
Total interest expense, net	$14,959	$13,934

The increase in interest expense primarily resulted from the effects of higher interest rates on the variable-rate portion of our credit facilities.

Other nonoperating expenses, net were $1.5 million for the quarter ended September 27, 2006 compared with other nonoperating income of less than $0.1 million for the quarter ended September 28, 2005. The expense for the third quarter of 2006 primarily represents a loss on early extinguishment of debt, resulting from the write-off of deferred financing costs associated with the $80 million debt prepayment made during the quarter.

The provision for income taxes was $13.6 million for the quarter ended September 27, 2006 compared with a benefit from income taxes of $1.3 million for the quarter ended September 28, 2005. The provision for and benefit from income taxes for the quarters ended September 27, 2006 and September 28, 2005 were determined using our effective tax rate estimated for the entire fiscal year, excluding the impact of certain discrete items that were recognized entirely during the quarter.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. The increased deferred tax provision of $12.2 million in the quarter ended September 27, 2006 related to our reevaluation of our tax planning strategies in light of management's commitment to sell the appreciated properties during the third quarter. In addition, we utilized certain state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. We recorded approximately $0.6 million of state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

Net income was $25.5 million for the quarter ended September 27, 2006 compared with a net loss of $3.4 million for the quarter ended September 28, 2005 due to the factors noted above.

Three Quarters Ended September 27, 2006 Compared with Three Quarters Ended September 28, 2005

	December 28, 2005	Units Opened	Units Acquired	Units Closed	September 27, 2006	September 28, 2005

Ending Units:
Company-owned restaurants	543	1	1	(10)	535	546
Franchised and licensed restaurants	1,035	13	(1)	(23)	1,024	1,036
	1,578	14	---	(33)	1,559	1,582

	Three Quarters Ended
	September 27, 2006	September 28, 2005
	(Dollars in thousands)
Other Data:
Company-owned average unit sales	$1,270.1	$1,227.6
Franchise average unit sales	1,113.5	1,056.4
Same-store sales increase (company-owned) (a)	2.8%	3.9%
Guest check average increase (a)	5.2%	4.1%
Guest count (decrease) (a)	(2.2%)	(0.2%)
__________________
(a)   Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

Company Restaurant Operations

During the three quarters ended September 27, 2006, we realized a 2.8% increase in same-store sales, comprised of a 5.2% increase in guest check average and a 2.2% decrease in guest counts. Company restaurant sales increased $12.9 million or 1.9%. Higher sales resulted primarily from the increase in same-store sales for the current year partially offset by an eight equivalent-unit decrease in company-owned restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 87.1% from 87.8%. Product costs decreased to 25.0% from 25.4% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits decreased to 41.4% from 41.8% primarily related to improvements in worker's compensation costs. While the first three quarters of 2006 benefited by $1.4 million of positive claims development, the first three quarters of 2005 was impacted by $1.8 million of negative claims development. In addition, decreased management incentive compensation was offset by increased group insurance costs. Occupancy costs remained constant at 5.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Three Quarters Ended
	September 27, 2006		September 28, 2005
	(Dollars in thousands)
Utilities	$34,510	5.1%	$31,227	4.7%
Repairs and maintenance	14,029	2.1%	13,690	2.0%
Marketing	22,826	3.4%	22,221	3.3%
Legal settlement costs	2,364	0.3%	7,882	1.2%
Other	28,847	4.2%	25,002	3.7%
Other operating expenses	$102,576	15.1%	$100,022	15.0%

The increase in utilities is the result of higher natural gas and electricity costs. The decrease in legal settlement costs is primarily the result of $6.0 million recognized in the prior year for legal settlement expenses related to the settlement of the Division of Labor Standards Enforcement ("DLSE") of the State of California's Department of Industrial Relations' litigation and the development of certain other cases. For the three quarters ended September 27, 2006, legal settlement costs benefited from the favorable settlement of certain other pending cases. Other expenses included a scheduled reduction in coin-operated game machines in our restaurants resulting in a $1.9 million decrease in ancillary restaurant income. In addition, other expenses included a $0.4 million increase in pre-opening expenses, a $0.3 million increase in credit card fees resulting from increased usage and a $0.6 million increase in local store marketing activities.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Three Quarters Ended
	September 27, 2006		September 28, 2005
	(Dollars in thousands)
Royalties and initial fees	$46,150	66.9%	$44,258	65.6%
Occupancy revenue	22,787	33.1%	23,255	34.4%
Franchise and license revenue	68,937	100.0%	67,513	100.0%

Occupancy costs	15,098	21.9%	15,781	23.4%
Other direct costs	6,122	8.9%	5,749	8.5%
Costs of franchise and license revenue	$21,220	30.8%	$21,530	31.9%

Royalties increased $1.9 million (4.3%) resulting from a 4.1% increase in franchisee same-store sales, partially offset by the effects of an 11 equivalent-unit decrease in franchise and licensed units.  The decline in occupancy revenue is attributable to the decrease in franchise and licensed units.

Costs of franchise and license revenue decreased $0.3 million (1.4%). Occupancy costs decreased $0.7 million due to changes in the portfolio of rental units. Other direct costs increased $0.4 million primarily resulting from costs related to new store openings and an incentive award program for franchisees who achieve certain performance criteria in 2006.

Occupancy revenue and occupancy costs for the real estate properties sold during the three quarters ended September 27, 2006 were approximately $5.2 million and $0.8, respectively.

Other Operating Costs and Expenses

General and administrative expenses are comprised of the following:

	Three Quarters Ended
	September 27, 2006	September 28, 2005
	(Dollars in thousands)
Share-based compensation	$5,371	$6,136
General and administrative expenses	43,888	40,737
Total general and administrative expenses	$49,259	$46,873

The decrease in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of the September 27, 2006 balance sheet date. The increase general and administrative expenses is primarily the result of an increase in payroll costs due to investments in corporate staffing.

Depreciation and amortization is comprised of the following:

	Three Quarters Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Depreciation of property and equipment	$33,615	$33,068
Amortization of capital lease assets	3,665	2,333
Amortization of intangible assets	4,717	5,456
Total depreciation and amortization expense	$41,997	$40,857

The overall increase in depreciation and amortization expense of $1.1 million is primarily due to the higher amortization resulting from the implementation of our new point of sale system.

Restructuring charges and exit costs were comprised of the following:

	Three Quarters Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Exit costs	$1,653	$1,530
Severance and other restructuring charges	1,689	2,886
Total restructuring and exit costs	$3,342	$4,416

Impairment charges were $0.8 million for the three quarters ended September 27, 2006 compared with $0.6 million for the three quarters ended September 28, 2005 and relate to the identification of certain underperforming restaurants.

Gains on disposition of assets and other, net increased to $47.7 million in the first three quarters of 2006 from $1.8 million in the first three quarters of 2005. On September 26, 2006, we completed and closed the sale of 60 company-owned, franchisee-operated real estate properties for a cash purchase price of $62 million, resulting in a gain of $34.8 million. Additional gains relate to the sale of surplus properties and other company-owned, franchisee-operated properties.

Operating income was $87.8 million for the three quarters ended September 27, 2006 compared with $36.3 million for the three quarters ended September 28, 2005.

Interest expense, net is comprised of the following:

	Three Quarters Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Interest on senior notes	$13,089	$13,087
Interest on credit facilities	22,061	18,465
Interest on capital lease liabilities	3,314	3,140
Letters of credit and other fees	2,264	2,116
Interest income	(1,536)	(1,213)
Total cash interest	39,192	35,595
Amortization of deferred financing costs	2,621	2,620
Interest accretion on other liabilities	2,636	2,595
Total interest expense, net	$44,449	$40,810

The increase in interest expense primarily resulted from the effect of higher interest rates on the variable-rate portion of our credit facilities.

Other nonoperating expense, net were $1.5 million for the three quarters ended September 27, 2006 compared with other nonoperating income of $0.5 million for the three quarters ended September 28, 2005. The expense for the 2006 period primarily represents a loss on early extinguishment of debt, resulting from the write-off of deferred financing costs associated with the $80 million debt prepayment made during the third quarter.

The provision for income taxes was $14.0 million for three quarters ended September 27, 2006 compared with a benefit from income taxes of $1.2 million for the three quarters ended September 28, 2005. The provision for and benefit from income taxes for the three quarters ended September 27, 2006 and September 28, 2005 were determined using our effective tax rate estimated for the entire fiscal year, excluding the impact of certain discrete items that were recognized entirely during the quarter.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. The increased deferred tax provision of $12.2 million in the quarter ended September 27, 2006 related to our reevaluation of our tax planning strategies in light of management's commitment to sell the appreciated properties during the third quarter. In addition, we utilized certain state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. We recorded approximately $0.6 million of state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

As a result of adopting SFAS 123(R), we recorded a cumulative effect of change in accounting principle, net of tax of $0.2 million in the first quarter of 2006.  See Note 9 to our Condensed Consolidated Financial Statements.

Net income was $28.1 million for the three quarters ended September 27, 2006 compared with a net loss of $2.8 million for the three quarters ended September 28, 2005 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowing under our Credit Facilities (as defined below) and, in recent years, cash proceeds from the sale of surplus properties and the sale of real estate to franchisees. Principal uses of cash are operating expenses, capital expenditures and debt repayments. The following table presents a summary of our sources and uses of cash and cash equivalents for the three quarters ended September 27, 2006 and the three quarters ended September 28, 2005:

	Three Quarters Ended
	September 27, 2006	September 28, 2005
	(In thousands)
Net cash provided by operating activities	$27,220	$40,331
Net cash provided by (used in) investing activities	56,097	(25,229)
Net cash used in financing activities	(85,494)	(2,835)
Net increase (decrease) in cash and cash equivalents	$(2,177)	$12,267

We believe that our estimated cash flows from operations for 2006, combined with our capacity for additional borrowing under our Credit Facilities, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2006.

Our principal capital requirements have been largely associated with remodeling and maintaining our existing company-owned restaurants and facilities. Net cash flows provided by investing activities were $56.1 million for the three quarters ended September 27, 2006. Our capital expenditures for the three quarters of 2006 were $27.8 million, of which $2.9 million was financed through capital leases. Capital expenditures for the three quarters ended September 27, 2006 were offset by net proceeds from dispositions of surplus property and certain company-owned, franchisee-operated real estate of $77.0 million.

Cash flows used in financing activities were $85.5 million for the three quarters ended September 27, 2006, primarily representing payments related to our Credit Facilities, capital lease obligations and other long-term debt instruments. During the third quarter, we prepaid approximately $80 million on the first lien term loan through a combination of asset sale proceeds and surplus cash, bringing the total debt balance, including capital lease obligations, down to approximately $470 million as of September 27, 2006.

Our subsidiaries, Denny’s, Inc. and Denny’s Realty, LLC (formerly Denny's Realty, Inc.) (the “Borrowers”), have senior secured credit facilities with an aggregate principal amount of $337 million. The credit facilities consist of a first lien facility and a second lien facility. At September 27, 2006, the first lien facility consists of a $142 million five-year term loan facility (the “Term Loan Facility”) and a $75 million four-year revolving credit facility, of which $55 million was available for the issuance of letters of credit (the “Revolving Facility” and together with the Term Loan Facility, the “First Lien Facility”). The second lien facility consists of an additional $120 million six-year term loan facility (the “Second Lien Facility,” and together with the First Lien Facility, the “Credit Facilities”). The Second Lien Facility ranks pari passu with the First Lien Facility in right of payment, but is in a second lien position with respect to the collateral securing the First Lien Facility.

The Term Loan Facility matures on September 30, 2009 and amortizes in equal quarterly installments of $0.4 million with all remaining amounts due on the maturity date. The Revolving Facility matures on September 30, 2008. The Second Lien Facility matures on September 30, 2010 with no amortization of principal prior to the maturity date.

The interest rates under the First Lien Facility are as follows: At the option of the Borrowers, Adjusted LIBOR plus a spread of 3.25% per annum (3.50% per annum for the Revolving Facility) or ABR (the Alternate Base Rate, which is the higher of the Bank of America Prime Rate and the Federal Funds Effective Rate plus 1/2 of 1%) plus a spread of 1.75% per annum (2.0% per annum for the Revolving Facility). The interest rate on the Second Lien Facility, at the Borrower’s option, is Adjusted LIBOR plus a spread of 5.125% per annum or ABR plus a spread of 3.625% per annum. The weighted-average interest rates on the First Lien Facility and Second Lien Facility at September 27, 2006 were 8.7% and 10.5%, respectively.

At September 27, 2006, we had outstanding letters of credit of $42.5 million under our Revolving Facility, leaving net availability of $32.5 million. There were no revolving loans outstanding at September 27, 2006.

The Credit Facilities are secured by substantially all of our assets and guaranteed by Denny’s Corporation, Denny’s Holdings and all of their subsidiaries. The Credit Facilities contain certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facilities) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of September 27, 2006.

On July 17, 2006, the Credit Facilities were amended to allow for the sale of 84 specified properties, primarily company-owned, franchisee-operated real estate, with the net cash proceeds from such sales to be applied to reduce outstanding indebtedness under the Credit Facilities (see Note 4). In addition, the amendments increased the limit on Letter of Credit Commitments under the Revolving Facility from $45 million to $55 million and increased the allowance during a fiscal year for the sale of restaurant businesses or property (excluding the specified properties) from $5 million to $15 million, thereby requiring the proceeds from any asset sales greater than $15 million be used to pay down our debt.

Our working capital deficit was $72.8 million at September 27, 2006 compared with $86.8 million at December 28, 2005. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

See Notes 2, 9 and 14 to our Condensed Consolidated Financial Statements.

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

During the first quarter of 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our floating rate term loan debt. We have designated the interest rate swap as a cash flow hedge of the exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the Term Loan Facility. Under the terms of the swap, we will pay a fixed rate of 3.76% on the $75 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. The swap effectively increases our ratio of fixed rate debt from approximately 40% of total debt to approximately 57%. The estimated fair value of the interest rate swap at September 27, 2006 was $1.1 million.

Based on the levels of borrowings under the Credit Facilities at September 27, 2006, if interest rates changed by 100 basis points our annual cash flow and net income before income taxes would change by approximately $1.9 million, after considering the impact of the interest rate swap. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facilities at September 27, 2006. However, the nature and amount of our borrowings under the Credit Facilities may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $181.9 million, compared with a book value of $175.8 million at September 27, 2006. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at September 27, 2006 relates primarily to market quotations for our 10% Senior Notes due 2012.

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

We have exposure to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. We may from time−to−time enter into futures and option contracts to manage these fluctuations. During the third quarter of 2006, we hedged our natural gas exposure by entering into various derivative instruments.  We recognized a net loss of less than $0.1 million related to these instruments, which is included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 27, 2006, the combined estimated fair value of natural gas hedge contracts outstanding was $(0.1) million. The fair value of these contracts is adjusted to market as of the balance sheet date and the related expense is included as a component of other nonoperating expense in our Condensed Consolidated Statement of Operations.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not enter into financial instruments for trading or speculative purposes.

Item 4.   Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Executive Vice President, Growth Initiatives and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In the third quarter of 2006, Denny's Corporation and its subsidiary Denny's, Inc. finalized a settlement of the proposed class action filed by a former Denny's employee in the Superior Court of California, County of Los Angeles, which alleged, among other things, that Denny's violated California's meal and rest break requirements. The settlement provides for payments up to approximately $1.7 million in the aggregate, which is included as a component of other current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 27, 2006, to approximately 36,000 individuals who were employed by Denny's, Inc. in the State of California between  April 4, 2002 and August 16, 2006. As of September 27, 2006, notification of the settlement was sent to putative class members, who are required to "opt in" in order to participate in the distribution.

In the fourth quarter of 2005, Denny’s Corporation and its subsidiary Denny’s, Inc. finalized a settlement with the Division of Labor Standards Enforcement (“DLSE”) of the State of California’s Department of Industrial Relations regarding all disputes related to the DLSE’s litigation against us. Pursuant to the terms of the settlement, Denny’s agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid in the fourth quarter of 2005. The remaining $4.6 million was included in other liabilities in the accompanying Condensed Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instructions of the DLSE.

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

Item 6.    Exhibits

a.    The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Master Purchase Agreement and Escrow Instructions (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of Denny's Corporation filed with the Commission on September 28, 2006)

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of F. Mark Wolfinger, Executive Vice President, Growth Initiatives and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation and F. Mark Wolfinger, Executive Vice President, Growth Initiatives and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY’S CORPORATION

Date: November 3, 2006	By:	/s/ Rhonda J. Parish
Rhonda J. Parish
Executive Vice President,
Chief Legal Officer,
and Secretary

Date: November 3, 2006	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President,
Growth Initiatives and
Chief Financial Officer