Form 10-K
period 2006-12-27
DENNYS CORP
filed 2007-03-09
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 27, 2006

Commission file number 0-18051

DENNY'S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3487402
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

203 East Main Street Spartanburg, South Carolina 29319-9966
(Address of principal executive offices) (Zip Code)

(864) 597-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
$.01 Par Value, Common Stock	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $324.7 million as of June 28, 2006 the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $3.55 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

As of March 1, 2007, 93,522,470 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,”  “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in “Risk Factors.” The forward-looking information we have provided in this Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

Item 1.     Business

Description of Business

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. Denny’s, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand. At December 27, 2006, the Denny’s brand consisted of 1,545 restaurants, 521 of which are company-owned and operated and 1,024 of which are franchised/licensed restaurants. These Denny’s restaurants operated in 49 states, the District of Columbia, two U.S. territories and five foreign countries, with concentrations in California (26% of total restaurants), Florida (10%) and Texas (10%).

Debt Reduction and Refinancing

During 2006, we successfully divested a significant portion of our non-core real estate assets and reduced our outstanding indebtedness.  Through the proceeds generated from the real estate sales and cash flow from operations, we reduced our debt by more than $100 million, or approximately 18%. During the fourth quarter of 2006, we successfully refinanced our credit facility. As a result of the improvement in our financial position and credit rating upgrades by both Moody's and Standard & Poor's, we were able to obtain a new credit facility with extended maturities and lower interest costs. Based on current interest rates, the refinancing is expected to save approximately $5.5 million in annual cash interest.

Operations

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

We believe that the superior execution of basic restaurant operations in each Denny’s restaurant, whether it is company-owned or franchised, is critical to our success. To meet and exceed our customers’ expectations, we require both our company-owned and our franchised restaurants to maintain the same strict brand standards. These standards relate to the preparation and efficient serving of quality food and the maintenance, repair and cleanliness of restaurants.

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. Through a network of division, region, area and restaurant level managers, we seek to ensure that our company-owned restaurants meet our vision of “Great Food and Great Service by Great People…Everytime.”

A principal feature of Denny’s restaurant operations is the consistent focus on improving operations at the unit level. Unit managers are hands-on and versatile in their supervisory activities. Region and area managers spend the majority of their time in the restaurants. Many of our restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

Denny’s maintains a training program for associates and restaurant managers. To ensure our staff is properly staffed when changing job function, before using new equipment or before performing new procedures, eLearning tools are used in the restaurants to support on the job training. New general managers attend customer service and leadership training at the corporate headquarters and receive hands on training at specially designated training units in the following areas:

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

Information Technology

Financial and management control is facilitated in all of the Denny’s company-owned restaurants by the use of point-of-sale ("POS") systems which transmit detailed sales reports, payroll data and periodic inventory information for management review. During 2006, we substantially completed the implementation of a new POS system in our company-owned restaurants. Total capital expenditures related to the new POS system were $13.1 million, of which $7.0 million was financed through capital leases.

Marketing & Advertising

Our marketing department manages contributions from both company-owned and franchised units providing for an integrated marketing and advertising process to promote our brand, including:

•  media advertising;

•  menu management;

•  menu pricing strategy; and

•  specialized promotions to help differentiate Denny’s from our competitors.

Media advertising is primarily product oriented, featuring consistent, high-quality entrees presented to communicate the message of great food at great values to our guests. Our advertising is conducted through:

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

Facilities Expenditures

We invest significantly in our restaurant facilities in order to provide a well-maintained, comfortable environment and improve the overall customer experience. During 2006, 2005 and 2004, we spent approximately $32 million, $47 million and $36 million, respectively, in capital expenditures and $18 million, $19 million and $17 million, respectively, for repair and maintenance of company-owned units.

We have remodeled approximately 142 company-owned restaurants in the past three years. In addition, our franchisees have remodeled approximately 430 restaurants in the past three years. We believe our remodel program appeals to existing and new franchisees, which is integral to the completion of the program systemwide. The normal components of a remodel include, among other things, new signs, painting of the building exterior and interior, wallpaper, pictures, carpet, chairs, tables and booths.

Product Sources and Availability

Our purchasing department administers our programs for the procurement of food and non-food products. Our franchisees also purchase food and non-food products directly from the vendors under these programs. Our centralized purchasing program is designed to ensure uniform product quality as well as to minimize food, beverage and supply costs. Our size provides significant purchasing power which often enables us to obtain products at favorable prices from nationally recognized manufacturers.

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

Trademarks and Service Marks

Through our wholly owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including "Denny's" and "Grand Slam Breakfast".  We consider our trademarks and service marks important to the identification of our restaurants and believe they are of material importance to the conduct of our business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years, while international trademark and service mark registrations have various durations from 5 to 20 years. We generally intend to renew trademarks and service marks which come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations. In addition, we have registered various domain names on the internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property.

Competition

Our restaurants operate in the full−service segment of the restaurant industry. Full-service restaurants include the mid-scale, casual dining and upscale (fine dining) segments. A large portion of mid-scale business comes from three categories—family-style, family steak and cafeteria—and is characterized by complete meals, menu variety and moderate prices. The family-style category, which includes Denny’s, consists of a small number of national chains, many local and regional chains, and thousands of independent operators.

The restaurant industry is highly competitive. Competition among major companies that own or operate restaurant chains is especially intense. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety, and perceived value of their food offerings; the quality of their customer service; and the convenience and attractiveness of their facilities. Denny’s direct competition in the family-style category is primarily a collection of national and regional chains. Denny’s also competes with quick service restaurants as they attempt to upgrade their menus with premium sandwiches, entree salads, new breakfast offerings and extended hours. We believe that Denny’s has a number of competitive strengths, including strong brand name recognition, well-located restaurants and market penetration. We benefit from economies of scale in a variety of areas, including advertising, purchasing and distribution. Additionally, we believe that Denny’s has competitive strengths in the value, variety, and quality of our food products, and in the quality and training of our employees. See “Risk Factors” for certain additional factors relating to our competition in the restaurant industry.

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, the political environment (including acts of war and terrorism), changes in customer travel patterns, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants, unfavorable trends affecting restaurant operations, such as rising wage rates, healthcare costs and utilities expenses, and unfavorable weather.

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

We are also subject to federal and state laws governing matters such as minimum wage, tip reporting, overtime and other working conditions. At December 27, 2006, a substantial number of our employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we will be successful in these efforts in the future.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s.

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History
Janis S. Emplit	51
Senior Vice President, Company Operations (October, 2006-present); Senior Vice President for Strategic Services of Denny’s (2003-October, 2006); Senior Vice President and Chief Information Officer of Denny’s (1999-January 2006).

Margaret L. Jenkins	55	Senior Vice President, Chief Marketing Officer of Denny’s, Inc. (2002-present); Vice President of Marketing of El Pollo Loco, Inc. (a subsidiary of Denny’s until 1999) (1998-2002).

Nelson J. Marchioli	57	Chief Executive Officer and President of Denny’s (2001-present); President of El Pollo Loco, Inc. (a subsidiary of Denny’s until 1999) (1997-2001).

Rhonda J. Parish	50
Executive Vice President of Denny’s (1998-present); Chief Legal Officer (October, 2006-present); Secretary of Denny's (1995-present); Chief Administrative Officer of Denny’s (2005-October, 2006), Chief Human Resources Officer of Denny’s (2005-October, 2006); and General Counsel (1995-October, 2006).

Samuel M. Wilensky	49
Senior Vice President (October, 2006-present); Acting Head of Operations (October, 2006-present); Senior Vice President, Franchise Operations of Denny’s, Inc. (January, 2006-October, 2006); Division Vice President, Franchise Operations of Denny’s, Inc. (2001-2006); Regional Vice President, Franchise Operations of Denny’s, Inc. (2000-2001).

F. Mark Wolfinger	51
Executive Vice President, Growth Initiatives (October, 2006-present); Chief Financial Officer of Denny’s (2005-present); Senior Vice President (2005-October, 2006); Executive Vice President and Chief Financial Officer of Danka Business Systems (a document imaging company) (1998-2005).

Employees

At December 27, 2006, we had approximately 27,000 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider our relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one general manager, two or three restaurant managers and approximately 50 hourly employees. All managers of company-owned restaurants receive a salary and may receive a performance bonus based on financial measures, guest retention and health and quality assurance measures. As of December 27, 2006, we employed two Division Vice Presidents of Operations, 9 Regional Directors of Operations and 76 Area Managers. The Area Managers' duties include regular restaurant visits and inspections, which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy.

Available Information

We make available free of charge through our website at www.dennys.com (in the Investor Relations—S.E.C. Filings section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission ("SEC") including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Item 1A.     Risk Factors

Risks Related to Our Business

The restaurant business is highly competitive, and if we are unable to compete effectively, our business will be adversely affected.

We expect competition to continue to increase. The following are important aspects of competition:

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

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, the food service industry in general ,and our results of operations and financial condition in particular, may also be adversely affected by unfavorable trends or developments such as:

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

A majority of Denny's restaurants are owned and operated by independent franchisees, and as a result the financial performance of franchisees can negatively impact our business.

We receive royalties and contributions to advertising from our franchisees. Our financial results are somewhat contingent upon the operational and financial success of our franchisees, including implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties.

Although the loss of revenues from the closure of any one franchise restaurant may not be material, such revenues generate margins that may exceed those generated by other restaurants or offset fixed costs which we continue to incur.

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

As holding companies, Denny’s Corporation and Denny’s Holdings depend on upstream payments from their operating subsidiaries. Our ability to repay our indebtedness depends on the performance of those subsidiaries and their ability to make distributions to us.

A substantial portion of our assets are owned, and a substantial percentage of our total operating revenues are earned, by our subsidiaries. Accordingly, Denny’s Corporation and Denny’s Holdings depend upon dividends, loans and other intercompany transfers from our subsidiaries to meet their debt service and other obligations. These transfers are subject to contractual restrictions.

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

We have a significant amount of indebtedness. As of December 27, 2006, we had total indebtedness of approximately $453.3 million.

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

At December 27, 2006, we had an outstanding term loan of $245.6 million and outstanding letters of credit of $42.6 million (comprised of $39.6 million under our letter of credit facility and $3.0 million under our revolving facility). There were no revolving loans outstanding at December 27, 2006. These balances result in availability of $0.4 million under our letter of credit facility and $47.0 million under the revolving facility. As of March 1, 2007 we had availability of $4.8 million under our letter of credit facility and $47.1 million under the revolving facility. There were no revolving loans outstanding at March 1, 2007. In addition, we have Denny's Holdings. Inc. 10% Senior Notes due in 2012 (the "10% Notes") with an aggregate principal amount of $175 million.

We continue to monitor our cash flow and liquidity needs. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover those needs, we may seek additional sources of funds including additional financing sources and continued selected asset sales, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months.

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

The credit agreement and the indenture governing our indebtedness contain various covenants that limit, among other things, our ability to:

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

Our credit agreement contains additional restrictive covenants, including financial maintenance requirements. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations.

A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. In addition, our credit agreement requires us to maintain certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control, and we cannot be sure that we will be able to comply with these covenants. Upon the occurrence of an event of default under any of our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our outstanding indebtedness.

We may not be able to repurchase the 10% Senior Notes due 2012 upon a change of control.

Upon the occurrence of specific kinds of change of control events, we would be required to offer to repurchase all outstanding 10% Notes at 101% of their principal amount, together with any accrued and unpaid interest and liquidated damages, if any, from the issue date. We may not be able to repurchase the notes upon a change of control because we may not have sufficient funds. Further, our credit agreement restricts our ability to repurchase the notes, and also provides that certain change of control events will constitute a default under our credit agreement that permits our lenders thereunder to accelerate the maturity of related borrowings, and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the notes. Any future credit agreements or other agreements relating to indebtedness to which we become a party may contain similar restrictions and provisions. In the event a change of control occurs at a time when we are prohibited by any other indebtedness from purchasing the notes, we could seek consent of the lenders of such indebtedness to the purchase of the notes or could attempt to refinance the borrowings that contain such prohibition. If we do not obtain such consent or repay such borrowings, we will remain prohibited from purchasing the notes. In such case, our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes which would, in turn, constitute a default under our credit agreement.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average 4,800 square feet, allowing them to accommodate an average of 140 guests. The number and location of our restaurants as of December 27, 2006 are presented below:

State/Country	Company Owned	Franchised/Licensed
Alabama	3	—
Alaska	—	4
Arizona	23	49
Arkansas	—	9
California	157	244
Colorado	7	19
Connecticut	—	8
District of Columbia	—	1
Delaware	3	—
Florida	57	103
Georgia	—	12
Hawaii	4	3
Idaho	—	7
Illinois	31	21
Indiana	3	30
Iowa	—	1
Kansas	—	8
Kentucky	6	6
Louisiana	2	1
Maine	—	6
Maryland	6	19
Massachusetts	—	6
Michigan	19	3
Minnesota	3	13
Mississippi	1	—
Missouri	5	31
Montana	—	4
Nebraska	—	1
Nevada	10	16
New Hampshire	—	3
New Jersey	6	5
New Mexico	2	18
New York	33	12
North Carolina	4	13
North Dakota	—	3
Ohio	21	13
Oklahoma	3	19
Oregon	—	23
Pennsylvania	30	7
Rhode Island	—	2
South Carolina	9	3
South Dakota	—	2
Tennessee	2	1
Texas	35	117
Utah	—	20
Vermont	—	2
Virginia	8	14
Washington	19	35
West Virginia	—	2
Wisconsin	9	8
Guam	—	2
Puerto Rico	—	10
Canada	—	51
Other International	—	14
Total	521	1,024

Of the total 1,545 company-owned and franchised units, our interest in restaurant properties consists of the following:

	Company-Owned Units	Franchised Units	Total
Own land and building	135	11	146
Lease land and own building	30	—	30
Lease both land and building	356	221	577
	521	232	753

In addition to the restaurants, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 16 floors of the building, with a portion of the building leased to others.

See Note 12 to our Consolidated Financial Statements for information concerning encumbrances on substantially all of our properties.

Item 3.  Legal Proceedings

In the third quarter of 2006, Denny's and its subsidiary Denny's, Inc. finalized a settlement of the proposed class action filed by a former Denny's employee in the Superior Court of California, County of Los Angeles, which alleged, among other things, that Denny's violated California's meal and rest break requirements. The settlement provided for payments up to approximately $1.7 million in the aggregate to approximately 36,000 individuals who were employed by Denny's, Inc. in the State of California between April 4, 2002 and August 16, 2006. Notification of the settlement was sent to putative class members, who were required to "opt in" by December 22, 2006 in order to participate in the distribution. As of December 27, 2006, all claims, approximately $0.1 million, had been paid to valid claimants.

In the fourth quarter of 2005, Denny’s and its subsidiary Denny’s, Inc. finalized a settlement with the Division of Labor Standards Enforcement (“DLSE”) of the State of California’s Department of Industrial Relations regarding all disputes related to the DLSE’s litigation against us. Pursuant to the terms of the settlement, Denny’s agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid in the fourth quarter of 2005. The remaining $4.6 million was included in other liabilities in the accompanying Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instruction of the DLSE.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market. As of March 1, 2007, 93,522,470 shares of common stock were outstanding, and there were approximately 17,150 record and beneficial holders of common stock. We have never paid dividends on our common equity securities. Furthermore, restrictions contained in the instruments governing our outstanding indebtedness prohibit us from paying dividends on the common stock in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 12 to our Consolidated Financial Statements.

The following tables list the high and low sales prices of the common stock for each quarter of fiscal years 2006 and 2005, according to NASDAQ. Our common stock began trading on the NASDAQ Capital Market on May 10, 2005.

	High	Low
2006
First quarter	$5.10	$3.65
Second quarter	5.26	3.45
Third quarter	3.99	2.49
Fourth quarter	4.86	3.30

2005
First quarter	$5.00	$4.13
Second quarter	5.80	3.50
Third quarter	6.20	4.00
Fourth quarter	5.22	3.64

Item 6.  Selected Financial Data

The following table summarizes the consolidated financial and operating data of Denny’s Corporation as of and for the years ended December 27, 2006, December 28, 2005, December 29, 2004, December 31, 2003 and December 25, 2002. The consolidated statements of operations for the years ended December 27, 2006, December 28, 2005 and December 29, 2004 and the balance sheet data as of December 27, 2006 and December 28, 2005 are derived from our audited Consolidated Financial Statements included in this Form 10-K. The consolidated statements of operations for the years ended December 31, 2003 and December 25, 2002 and balance sheet data as of December 29, 2004, December 31, 2003 and December 25, 2002 are derived from our Consolidated Financial Statements not included in this Form 10-K. The selected consolidated financial and operating data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

	Fiscal Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004	December 31, 2003(a)	December 25, 2002
	(In millions, except ratios and per share amounts)
Statement of Operations Data:
Operating revenue	$994.0	$978.7	$960.0	$940.9	$948.6
Operating income (e)	110.5	48.5	53.8	46.0	47.3
Income (loss) from continuing operations before cumulative effect of change in accounting principle (b)(e)	30.1	(7.3)	(37.7)	(33.8)	5.2
Cumulative effect of change in accounting principle, net of tax	0.2	—	—	—	—
Income (loss) from continuing operations (b)(e)	30.3	(7.3)	(37.7)	(33.8)	5.2

Basic net income (loss) per share:
Basic net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.33	$(0.08)	$(0.58)	$(0.83)	$0.13
Cumulative effect of change in accounting principle, net of tax	0.00	—	—	—	—
Basic net income (loss) per share from continuing operations	$0.33	$(0.08)	$(0.58)	$(0.83)	$0.13

Diluted net income (loss) per share:
Diluted net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.31	$(0.08)	$(0.58)	$(0.83)	$0.13
Cumulative of effect of change in accounting principle, net of tax	0.00	—	—	—	—
Diluted net income (loss) per share from continuing operations	$0.31	$(0.08)	$(0.58)	$(0.83)	$0.13

Cash dividends per common share (c)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets (e)	$62.8	$61.6	$41.9	$30.0	$31.5
Working capital deficit (d)(e)	(73.0)	(86.8)	(93.8)	(161.6)	(120.2)
Net property and equipment	236.3	288.1	285.4	293.2	321.9
Total assets (e)	443.9	511.3	498.9	495.0	541.0
Long-term debt, excluding current portion	440.7	545.7	547.4	538.3	591.5

(a)	The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $22.4 million of operating revenue in 2003.

(b)	We classified FRD as discontinued operations through July 2002, the divestiture date. We completed the divestiture of FRD in 2002.

(c)	Our bank facilities have prohibited, and our previous and current public debt indentures have significantly limited, distributions and dividends on Denny’s Corporation’s (and its predecessors’) common equity securities. See Note 12 to our Consolidated Financial Statements.

(d)	A negative working capital position is not unusual for a restaurant operating company. The decrease in working capital deficit from December 31, 2003 to December 29, 2004 is primarily related to the use of cash received during the recapitalization transactions completed during the third and fourth quarters of 2004 to repay outstanding amounts related to term loans and revolving loans under our previous credit facility that had a December 20, 2004 expiration date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. The increase in working capital deficit from December 25, 2002 to December 31, 2003 is primarily attributable to the reclassification of the term loan of $40.0 million and revolving loans of $11.1 million under our previous credit facility to current liabilities as a result of their December 20, 2004 expiration date.

(e)
Fiscal years 2002 through 2005 have been adjusted from amounts previously reported to reflect certain adjustments as discussed in “Balance Sheet Adjustments” in Note 3 to our Consolidated Financial Statements.

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

Sales are affected by many factors including competition, economic conditions affecting consumer spending, weather and changes in customer tastes and preferences. Two primary sales drivers are changes in same-store sales and the number of restaurants. Same-store sales are comprised of the changes in guest check average and guest counts.

We continue to focus on identifying and closing low performing units.  As a result, company-owned and franchise units decreased by 22 and 11 units, respectively, during 2006. Netted in the unit decreases were the opening of three company-owned and 17 franchisee restaurants. Development of company-owned restaurants will focus on flagship locations in Denny’s core markets. We expect that the majority of new Denny’s restaurants will be developed by our franchisees.

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

Payroll and benefit costs’ volatility results primarily from changes in wage rates and increases in labor related expenses such as medical benefit costs and workers’ compensation costs. A number of our employees are paid the minimum wage. Accordingly, substantial increases in the minimum wage increases our labor costs. Additionally, declines in guest counts and investments in store level labor can cause payroll and benefit costs to increase as a percentage of sales.

Franchise and license revenues are the revenues received by Denny’s from its franchisees and include royalties (based on a percentage of sales of franchise operated restaurants), initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees. During 2006, we sold 81 franchise-operated real estate properties. Occupancy revenue, included in franchise and license revenue in 2006, related to the sold properties was approximately $5.0 million. Our costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel, bad debt expense and marketing expenses net of marketing contributions received from franchisees. Occupancy costs, included in costs of franchise and license revenue in 2006, related to the sold properties were approximately $0.9 million. Franchise and licensing revenues are generally billed and collected from franchisees on a weekly basis which minimizes the impact of bad debts on our costs of franchise and license revenues.

Interest expense has a significant impact on our net income (loss) as a result of our substantial indebtedness. However, during 2006 we continued to reduce interest expense through a series of debt repayments and a refinancing of our credit facilities, contributing to an overall debt reduction of more than $100 million. We are subject to the effects of interest rate volatility since approximately 58% of our debt has variable interest rates.

Statements of Operations

	Fiscal Year Ended
	December 27, 2006		December 28, 2005		December 29, 2004
	(Dollars in thousands)
Revenue:
Company restaurant sales	$904,374	91.0%	$888,942	90.8%	$871,248	90.8%
Franchise and license revenue	89,670	9.0%	89,783	9.2%	88,758	9.2%
Total operating revenue	994,044	100.0%	978,725	100.0%	960,006	100.0%

Costs of company restaurant sales (a):
Product costs	226,404	25.0%	224,803	25.3%	225,200	25.8%
Payroll and benefits	372,292	41.2%	372,644	41.9%	362,450	41.6%
Occupancy	51,677	5.7%	51,057	5.7%	49,581	5.7%
Other operating expenses	131,404	14.5%	130,883	14.7%	117,834	13.5%
Total costs of company restaurant sales	781,777	86.4%	779,387	87.7%	755,065	86.7%

Costs of franchise and license revenue (a)	27,910	31.1%	28,758	32.0%	28,196	31.8%

General and administrative expenses	66,426	6.7%	62,911	6.4%	66,922	7.0%
Depreciation and other amortization	55,290	5.6%	56,126	5.7%	56,649	5.9%
Operating gains, losses and other charges, net	(47,882)	(4.8%)	3,090	0.3%	(646)	(0.1%)
Total operating costs and expenses	883,521	88.9%	930,272	95.0%	906,186	94.4%
Operating income	110,523	11.1%	48,453	5.0%	53,820	5.6%
Other expenses:
Interest expense, net	57,720	5.8%	55,172	5.6%	69,428	7.2%
Other nonoperating expense (income), net	8,029	0.8%	(602)	(0.1%)	21,265	2.2%
Total other expenses, net	65,749	6.6%	54,570	5.6%	90,693	9.4%
Net income (loss) before income taxes and cumulative effect of change in accounting principle	44,774	4.5%	(6,117)	(0.6%)	(36,873)	(3.8%)
Provision for income taxes	14,668	1.5%	1,211	0.1%	802	0.1%
Net income (loss) before cumulative effect of change in accounting principle	30,106	3.0%	(7,328)	(0.7%)	(37,675)	(3.9%)
Cumulative effect of change in accounting principle	232	0.0%	—	—%	—	—%
Net income (loss )	$30,338	3.1%	$(7,328)	(0.7%)	$(37,675)	(3.9%)

Other Data:
Company-owned average unit sales	$1,693		$1,642		$1,575
Franchise average unit sales	1,481		1,408		1,326
Same-store sales increase (company-owned) (b)(c)	2.5%		3.3%		5.9%
Guest check average increase (c)	4.4%		4.4%		4.1%
Guest count increase (decrease) (c)	(1.8%)		(1.0%)		1.7%
Same-store sales increase (franchised and licensed units) (b)(c)	3.6%		5.2%		6.0%

(a)   Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)   Same-store sales include sales from restaurants that were open the same period in 2006, 2005 and 2004.

(c)   Prior year amounts have not been restated for 2006 comparable units.

Unit Activity

	2006	2005
Company-owned restaurants, beginning of period	543	553
Units opened	3	2
Units reacquired	1	—
Units closed	(26)	(12)
End of period total	521	543

Franchised and licensed restaurants, beginning of period	1,035	1,050
Units opened	17	19
Units reacquired	(1)	—
Units closed	(27)	(34)
End of period total	1,024	1,035

Total company-owned, franchised and licensed restaurants, end of period	1,545	1,578

2006 Compared with 2005

Company Restaurant Operations

During the year ended December 27, 2006, we realized a 2.5% increase in same-store sales, comprised of a 4.4% increase in guest check average and a 1.8% decrease in guest counts. The increase in guest check average resulted from customers trading up to higher priced dinner entrees and cold beverages. Company restaurant sales increased $15.4 million (1.7%). Higher sales resulted primarily from the increase in same-store sales for the current year, partially offset by a seven equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.4% from 87.7%. Product costs decreased to 25.0% from 25.3% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits decreased to 41.2% from 41.9% primarily related to improvements in workers' compensation costs. Fiscal 2006 benefited by $2.8 million of positive workers' compensation claims development, while 2005 was impacted by $3.6 million of negative workers' compensation claims development. In addition, decreased management incentive compensation was partially offset by increased group insurance costs. Occupancy costs remained essentially flat at 5.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 27, 2006		December 28, 2005
	(Dollars in thousands)
Utilities	$44,329	4.9%	$42,727	4.8%
Repairs and maintenance	18,252	2.0%	18,677	2.1%
Marketing	29,879	3.3%	28,437	3.2%
Legal settlement costs	1,708	0.2%	8,288	0.9%
Other	37,236	4.1%	32,754	3.7%
Other operating expenses	$131,404	14.5%	$130,883	14.7%

The increase in utilities is the result of higher natural gas and electricity costs. The $6.6 million decrease in legal settlement costs is primarily the result of amounts recognized in the prior year for legal settlement expenses related to the settlement of the DLSE of the State of California's Department of Industrial Relations' litigation and the development of certain other cases. Other expenses included a scheduled reduction in coin-operated game machines in our restaurants resulting in a $2.3 million decrease in ancillary restaurant income and a $1.3 million increase in credit card fees primarily resulting from $0.9 million recognized in the prior year related to the Visa Check / Mastermoney Anti-Trust Litigation Settlement.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

	Fiscal Year Ended
	December 27, 2006		December 28, 2005
	(Dollars in thousands)
Royalties and initial fees	$61,303	68.4%	$58,993	65.7%
Occupancy revenue	28,367	31.6%	30,790	34.3%
Franchise and license revenue	89,670	100.0%	89,783	100.0%

Occupancy costs	19,784	22.1%	21,031	23.4%
Other direct costs	8,126	9.0%	7,727	8.6%
Costs of franchise and license revenue	$27,910	31.1%	$28,758	32.0%

Royalties increased $2.3 million (3.9%) resulting from a 3.6% increase in franchisee same-store sales, partially offset by the effects of an eleven equivalent-unit decrease in franchise and licensed units. The $2.4 million (7.9%) decline in occupancy revenue is attributable to the sale of 81 franchise-operated real estate properties during 2006.  See Note 4 to our Consolidated Financial Statements. Occupancy revenue, included in franchise and license revenue in 2006, related to the sold properties was approximately $5.0 million, although we continue to collect royalties from the franchisees operating restaurants at these properties.

Costs of franchise and license revenue decreased $0.8 million (2.9%). Occupancy costs decreased $1.2 million due to changes in the portfolio of rental units. Occupancy costs, included in costs of franchise and license revenue in 2006, related to the sold properties were approximately $0.9 million. Other direct costs increased $0.4 million primarily resulting from costs related to new store openings and an incentive award program for franchisees who achieved certain performance criteria in 2006. As a percentage of franchise and license revenue, these costs decreased to 31.1% for the year ended December 27, 2006 from 32.0% for the year ended December 28, 2005.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005
	(In thousands)
Share-based compensation	$7,627	$7,801
Other general and administrative expenses	58,799	55,110
Total general and administrative expenses	$66,426	$62,911

The increase in general and administrative expenses is primarily the result of an increase in payroll costs due to investments in corporate staffing.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005
	(In thousands)
Depreciation of property and equipment	$44,133	$45,259
Amortization of capital lease assets	4,682	3,582
Amortization of intangible assets	6,475	7,285
Total depreciation and amortization	$55,290	$56,126

The overall decrease in depreciation and amortization expense is primarily due to the sale of real estate properties during 2006.  See Note 4 to our Consolidated Financial Statements.

Operating gains, losses and other charges, net represent restructuring charges, exit costs, impairment charges and gains or losses on the sale of assets and were comprised of the following:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005
	(In thousands)
Restructuring charges and exit costs	$6,225	$5,199
Impairment charges	2,694	1,174
Gains on dispositions of assets and other, net	(56,801)	(3,283)
Operating gains, losses and other charges, net	$(47,882)	$3,090

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005
	(In thousands)
Exit costs	$4,254	$1,898
Severance and other restructuring charges	1,971	3,301
Total restructuring and exist costs	$6,225	$5,199

The $6.2 million of restructuring charges and exit costs for the year ended December 27, 2006 primarily resulted from the closing of 14 underperforming units, including one franchise unit for which we remain obligated under the lease, in addition to severance and other restructuring costs associated with the termination of approximately 41 out-of-restaurant support staff positions. Restructuring charges and exit costs of $5.2 million for the year ended December 28, 2005 primarily resulted from severance and other restructuring costs associated with the termination of approximately 20 out-of-restaurant support staff positions, in addition to the closing of eight underperforming units, including three franchise units for which we remain obligated under leases.

Impairment charges of $2.7 million for the year ended December 27, 2006 and $1.2 million for the year ended December 28, 2005 relate to either closed or certain underperforming restaurants.

Gains on disposition of assets and other, net increased to $56.8 million during 2006 from $3.3 million during 2005. During 2006, we completed and closed the sale of 81 company-owned, franchisee-operated real estate properties and five surplus real estate properties. See Note 4 to our Consolidated Financial Statements.

Operating income was $110.5 million during 2006 compared with $48.5 million during 2005.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005
	(In thousands)
Interest on senior notes	$17,452	$17,449
Interest on credit facilities	27,889	25,260
Interest on capital lease liabilities	4,361	4,252
Letters of credit and other fees	2,999	2,879
Interest income	(1,822)	(1,615)
Total cash interest	50,879	48,225
Amortization of deferred financing costs	3,316	3,493
Interest accretion on other liabilities	3,525	3,454
Total interest expense, net	$57,720	$55,172

The increase in interest expense primarily resulted from the effect of higher interest rates on the variable-rate portion of our credit facilities.

Other nonoperating expenses, net were $8.0 million for the year ended December 27, 2006 compared with other nonoperating income of $0.6 million for the year ended December 28, 2005. The expense for the 2006 period primarily represents an $8.5 million loss on early extinguishment of debt, resulting primarily from the write-off of deferred financing costs associated with the debt prepayments made during the year and the refinancing of our credit facilities. See Note 12 to our Consolidated Financial Statements.

The provision for income taxes was $14.7 million compared with $1.2 million for the years ended December 27, 2006 and December 28, 2005, respectively. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. The increased deferred tax provision of $12.1 million for the year ended December 27, 2006 related to our reevaluation of our tax planning strategies in light of the sale of appreciated properties during the year. In addition, during 2006, we utilized certain state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. As a result, we recorded approximately $0.7 million of state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

As a result of adopting SFAS 123(R), we recorded a cumulative effect of change in accounting principle, net of tax of $0.2 million in the first quarter of 2006. See Note 16 to our Consolidated Financial Statements.

Net income was $30.3 million for the year ended December 27, 2006 compared with a net loss of $7.3 million for the year ended December 28, 2005 due to the factors noted above.

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

During the year ended December 28, 2005, we recorded an additional $6.6 million of legal settlement expense related to the settlement of litigation in the state of California. See Note 19 to our Consolidated Financial Statements. The remaining increase of $0.2 million relates to general developments in other pending cases.

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
	(In thousands)
Share-based compensation	$7,801	$6,497
Transaction costs	—	4,111
Other general and administrative expenses	55,110	56,314
Total general and administrative expenses	$62,911	$66,922

The increase in share-based compensation costs resulted from the issuance of additional liability classified share-based compensation awards and the acceleration of stock-based incentives for certain terminated employees. Transaction costs recorded in 2004 represent costs associated with the refinancing transactions completed in the third and fourth quarters of 2004. Other general and administrative expenses decreased slightly due to a $5.1 million reduction in incentive based compensation, partially offset by the effects of investing in corporate staffing.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 28, 2005	December 29, 2004
	(In thousands)
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

Operating gains, losses and other charges, net represent restructuring charges, exit costs, impairment charges and gains or losses on the sale of assets and were comprised of the following:

	Fiscal Year Ended
	December 28, 2005	December 29, 2004
	(In thousands)
Restructuring charges and exit costs	$5,199	$495
Impairment charges	1,174	1,130
Gains on dispositions of assets and other, net	(3,283)	(2,271)
Operating gains, losses and other charges, net	$3,090	$(646)

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 28, 2005	December 29, 2004
	(In thousands)
Exit costs	$1,898	$213
Severance and other restructuring charges	3,301	282
Total restructuring and exist costs	$5,199	$495

The $5.2 million of restructuring charges and exit costs for the year ended December 28, 2005 primarily resulted from severance and other restructuring costs associated with the termination of approximately 20 out-of-restaurant support staff positions, in addition to the closing of eight underperforming units, including three franchise units for which we remain obligated under leases. Restructuring charges and exit costs of $0.5 million for the year ended December 29, 2004 primarily resulted from the closing of six underperforming units. See Note 10 to our Consolidated Financial Statements.

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
	(In thousands)
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

The provision for income taxes was $1.2 million compared with $0.8 million for the years ended December 28, 2005 and December 29, 2004, respectively. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses. Accordingly, no additional (benefit from) or provision for income taxes has been reported for the periods presented. In establishing our valuation allowance, we have taken into consideration certain tax planning strategies involving the sale of appreciated properties in order to alter the timing of the expiration of certain net operating loss, or NOL, carryforwards in the event they were to expire unused. Such strategies, if implemented in future periods, are considered by us to be prudent and feasible in light of current circumstances. Circumstances may change in future periods such that we can no longer conclude that such tax planning strategies are prudent and feasible, which would require us to record additional deferred tax valuation allowances. Without such tax planning strategies, our valuation allowance would have increased by approximately $11 million in 2005. During 2006, such strategies were implemented which required the recording of additional deferred tax valuation allowance. See Note 14 to our Consolidated Financial Statements for further explanation.

Net loss was $7.3 million for the year ended December 28, 2005 compared with $37.7 million for the year ended December 29, 2004 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowing under our credit facilities (as described below) and, in recent years, cash proceeds from the sale of surplus properties and the sale of real estate to franchisees. Principal uses of cash are operating expenses, capital expenditures and debt repayments. The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005
	(In thousands)
Net cash provided by operating activities	$40,156	$57,304
Net cash provided by (used in) investing activities	62,358	(40,041)
Net cash used in financing activities	(104,524)	(4,588)
Net increase (decrease) in cash and cash equivalents	$(2,010)	$12,675

We believe that our estimated cash flows from operations for 2007, combined with our capacity for additional borrowings under our New Credit Facility (defined below), will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2007.

Net cash flows provided by investing activities were $62.4 million for 2006. Our principal capital requirements have been largely associated with remodeling and maintaining our existing company-owned restaurants and facilities. Our capital expenditures for 2006 were $36.4 million, of which $4.1 million was financed through capital leases. These capital expenditures included $2.5 million related to the rollout of our new POS system, of which $1.0 million was financed through capital leases. Capital expenditures in 2006 were offset by net proceeds of $90.6 million from the disposition of assets, including 81 company-owned franchisee-operated real estate properties and five surplus real estate properties. As required by our credit facilities, much of the net proceeds, in addition to cash from operations, was used to prepay balances outstanding under our credit facilities.

Cash flows used in financing activities were $104.5 million for 2006, which included more than $100 million of prepayments and scheduled debt payments made through a combination of asset sale proceeds, as noted above, and surplus cash.

On December 15, 2006, our subsidiaries, Denny’s, Inc. and Denny’s Realty, LLC (formerly Denny's Realty, Inc.) (the “Borrowers”), refinanced our previous credit facilities ("Old Credit Facilities") and entered into a new senior secured credit agreement in an aggregate principal amount of $350 million. The new credit facility consists of a $50 million revolving credit facility (including a $10 million revolving letter of credit facility), a $260 million term loan and an additional $40 million letter of credit facility (together, the "New Credit Facility"). The revolving facility matures on December 15, 2011.  The term loan and the $40 million letter of credit facility matures on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The New Credit Facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as the sale of specified properties) and may make certain optional prepayments under the New Credit Facility.

The New Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the New Credit Facility is secured by first-priority mortgages on 140 company-owned real estate assets. The New Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the New Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. These covenants are substantially similar to those that were contained in the Old Credit Facilities. We were in compliance with the terms of the New Credit Facility as of December 27, 2006.

Interest on loans under the new revolving facility will be payable, initially, at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the new term loan and letter of credit facility will be payable at per annum rates equal to LIBOR plus 225 basis points. The weighted-average interest rate under the term loan was 7.60% as of December 27, 2006. The weighted average interest rate under the first lien facility and the second lien facility was 7.30% and 9.39%, respectively, as of December 28, 2005.

Effective March 8, 2007, we amended the New Credit Facility to reduce the per annum interest rate on the term loan and letter of credit facility to LIBOR plus 200 basis points. Upon the event of a refinancing transaction, under certain circumstances within one year of the amendment, we would be required to pay the term loan and letter of credit facility lenders a 1.0% prepayment premium in the transaction.

As a result of the prepayments noted above and the debt refinancing, we recorded $8.5 million of losses on early extinguishment of debt resulting primarily from the write-off of deferred financing costs. These losses are included as a component of other nonoperating expense in the Consolidated Statements of Operations.

Long-term debt consists of the following at December 27, 2006 and December 28, 2005:

	December 27, 2006	December 28, 2005
	(In thousands)
Notes and Debentures:
10% Senior Notes due October 1, 2012, interest payable semi-annually	$175,000	$175,000
New Credit Facility:
Revolver Loans outstanding due December 15, 2011	—	—
Term Loans due March 31, 2012	245,596	—
Old Credit Facilities:
First Lien Facility:
Revolver Loans outstanding due September 30, 2008	—	—
Term Loans due September 30, 2009	—	222,752
Second Lien Facility	—	120,000
Other note payable, maturing January 1, 2013, payable in monthly installments with an interest rate of 9.17% (a)	446	498
Notes payable secured by equipment, maturing over various terms up to 5 years, payable in monthly installments with interest rates ranging from 9.0% to 11.97% (b)	291	424
Capital lease obligations	31,927	35,088
	453,260	553,762
Less current maturities	12,511	8,097
Total long-term debt	$440,749	$545,665
 _____________
(a)  Includes a note collateralized by a restaurant with a net book value of $0.2 million at December 27, 2006 and December 28, 2005.
(b)  Includes notes collateralized by equipment with a net book value of $0.2 million at December 27, 2006 and December 28, 2005.

At December 27, 2006, we had an outstanding term loan of $245.6 million and outstanding letters of credit of $42.6 million (comprised of $39.6 million under our letter of credit facility and $3.0 million under our revolving facility). There were no revolving loans outstanding at December 27, 2006. These balances result in availability of $0.4 million under our letter of credit facility and $47.0 million under the revolving facility.

Our future contractual obligations and commitments at December 27, 2006 consist of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$421,333	$5,532	$5,188	$5,070	$405,543
Capital lease obligations (a)	51,731	10,790	14,470	10,431	16,040
Operating lease obligations	264,746	45,854	78,455	54,832	85,605
Interest obligations (a)	200,775	36,168	71,725	70,941	21,941
Pension and other defined contribution plan obligations (b)	3,403	3,403	—	—	—
Purchase obligations (c)	171,962	112,356	31,790	27,816	—
Total	$1,113,950	$214,103	$201,628	$169,090	$529,129

(a)	Interest obligations represent payments related to our long-term debt outstanding at December 27, 2006. For long-term debt with variable rates, we have used the rate applicable at December 27, 2006 to project interest over the periods presented in the table above. See Note 12 to our Consolidated Financial Statements for balances and terms of the New Credit Facility and the 10% Notes due 2012 (the "10% Notes) at December 27, 2006. The capital lease obligation amounts above are inclusive of interest.

(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 27, 2006. Amounts cannot currently be estimated for more than one year. See Note 13 to our Consolidated Financial Statements.

(c)	Purchase obligations include amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes, and include provisions that would allow us to cancel such agreements with appropriate notice. Amounts included in the table above represent our estimate of purchase obligations during the periods presented, if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

At December 27, 2006, our working capital deficit was $73.0 million compared with $86.8 million at December 28, 2005. The working capital deficit decrease of $13.8 million resulted primarily from a decrease in litigation reserves of approximately $5.3 million and a decrease in accrued interest of approximately $3.4 million due to our debt refinancing during fiscal 2006. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Off-Balance Sheet Arrangements

In January 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our previous floating rate term loan debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the previous term loan facility. Under the terms of the swap, we paid a fixed rate of 3.76% on the $75 million notional amount and received payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. To the extent the swap was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap were not included in current earnings but were reported as other comprehensive income (loss). See Note 12 to our Consolidated Financial Statements.

As a result of the extinguishment of a portion of our debt on December 15, 2006, we discontinued hedge accounting treatment related to the interest rate swap. The interest rate swap was sold for a cash price of $1.1 million, resulting in a gain of $0.9 million, which was recognized as a component of other nonoperating expense in the Consolidated Statements of Operations.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries, using our actual historical payments. These estimates include assumptions regarding claims frequency and severity as well as changes in our business environment, medical costs and the regulatory environment that could impact our overall self-insurance costs.

Total discounted insurance liabilities at December 27, 2006 and December 28, 2005 were $41.0 million and $42.4 million, respectively, reflecting a 5% discount rate. The related undiscounted amounts at such dates were $46.4 million and $48.4 million, respectively.

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

During 2006, 2005 and 2004, we recorded impairment charges of $2.7 million, $1.2 million and $1.1 million, respectively, for underperforming restaurants, including restaurants closed.  These charges are included as a component of operating gains, losses and other charges, net in the Consolidated Statements of Operations. At December 27, 2006, we had a total of four restaurants with an aggregate net book value of approximately $0.7 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

Restructuring and exit costs. As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of the costs of future obligations related to closed units and severance and outplacement costs for terminated employees. These costs are included as a component of operating gains, losses and other charges, net in the Consolidated Statements of Operations.

Discounted liabilities for future lease costs and the fair value of related subleases of closed units are recorded when the units are closed.  All other costs related to closed units are expensed as incurred.  In assessing the discounted liabilities for future costs of obligations related to closed units, we make assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

The most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 27, 2006, our total discounted liability for closed units was approximately $11.9 million, net of $7.7 million related to existing sublease agreements and $3.8 million related to properties for which we expect to enter into sublease agreements in the future. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. See Note 10 to our Consolidated Financial Statements.

Implementation of New Accounting Standards

Effective December 29, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment ("SFAS 123(R)"). This standard requires all share-based compensation to be recognized in the statement of operations based on fair value and applies to all awards granted, modified, cancelled or repurchased after the effective date. Additionally, for awards outstanding as of December 29, 2005 for which the requisite service has not been rendered, compensation expense will be recognized as the requisite service is rendered. The statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. We adopted this accounting treatment using the modified-prospective-transition method, therefore results for prior periods have not been restated. SFAS 123(R) supersedes SFAS 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We adopted the recognition of the funded status and changes in the funded status of our benefit plans in the fourth quarter of 2006. The adoption had no impact on our Consolidated Balance Sheet or Statement of Shareholders' Deficit.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. We adopted the guidance in the fourth quarter of fiscal 2006. The adoption of SAB 108 did not have an impact on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” FIN 48 requires companies to determine whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements; however, we do not expect the impact to be significant.

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. EITF 06-3 does not impact the method for recording these sales taxes in our Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Consolidated Financial Statements upon adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the term loan and revolving credit facility bear interest at a variable rate based on LIBOR (LIBOR rate plus 2.25% for the term loan and letter of credit facility and LIBOR rate plus 2.50% for the revolving credit facility; effective March 8, 2007, LIBOR plus 2.00% for the term loan and letter of credit facility).

In January 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our previous floating rate term loan debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the previous term loan facility. Under the terms of the swap, we paid a fixed rate of 3.76% on the $75 million notional amount and received payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. The swap effectively increased our ratio of fixed rate debt to total debt. On December 15, 2006, we refinanced the Old Credit Facilities containing the $75 million notional amount hedged and we sold the interest rate swap.  As a result of the extinguishment of debt, we are required to discontinue hedge accounting.  The amount previously included as other comprehensive income (loss) was recognized as a component of other nonoperating expense in the Consolidated Statements of Operations for the year ended December 27, 2006.

Based on the levels of borrowings under the New Credit Facility at December 27, 2006, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $2.5 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the New Credit Facility at December 27, 2006. However, the nature and amount of our borrowings under the New Credit Facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $184.5 million compared with a book value of $175.7 million, at December 27, 2006. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 27, 2006 relates primarily to market quotations for our 10% Notes. See Note 12 to our Consolidated Financial Statements.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans, and self-insurance liabilities. A 25 basis point increase in discount rate would reduce our projected benefit obligation related to our pension plan and other defined benefit plans by $1.9 million and $0.1 million, respectively, and reduce our net periodic benefit cost related to our pension plan by $0.1 million. A 25 basis point decrease in discount rate would increase our projected benefit obligation related to our pension plan and other defined benefit plans by $2.0 million and $0.1 million, respectively, and increase our net periodic benefit cost related to our pension plan by $0.1 million. The impact of a 25 basis point increase or decrease in discount rate on periodic benefit costs related our other defined benefit plans would be less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

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

B. Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 27, 2006. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 27, 2006, our internal control over financial reporting was effective, based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny’s Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.B.), that Denny’s Corporation’s (the Company) internal control over financial reporting was effective as of December 27, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Denny’s Corporation maintained effective internal control over financial reporting as of December 27, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 27, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 27, 2006 and December 28, 2005, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 27, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
March 9, 2007

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation 2006 Annual Meeting of the Shareholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). The information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

The information required by this item is furnished by incorporation by reference to information under the captions entitled “Executive Compensation” and "Election of Directors" in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is furnished by incorporation by reference to information under the caption “General—Equity Security Ownership” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is furnished by incorporation by reference to information under the captions “Related Party Transactions” and "Election of Directors" in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

Item 14.  Principal Accounting Fees and Services

The information required by this item is furnished by incorporation by reference to information under the caption entitled “Selection of Independent Registered Public Accounting Firm - 2006 Audit Information” and “Audit Committee’s Pre-approved Policies and Procedures” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements: See the Index to Financial Statements which appears on page F-1 hereof.

(a)(2)  Financial Statement Schedules: No schedules are filed herewith because of the absence of conditions under which they are required or because the information called for is in our Consolidated Financial Statements or notes thereto appearing elsewhere herein.

(a)(3)  Exhibits: Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference from other documents on file with the Commission with which they are electronically filed, to be a part hereof as of their respective dates.

Exhibit No.	Description
*3.1
Restated Certificate of Incorporation of Denny’s Corporation dated March 3, 2003 as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004.)

*3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 27, 2004 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on August 27, 2004)

*3.3	By-Laws of Denny’s Corporation, as effective as of August 25, 2004 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on August 27, 2004)

*4.1	10% Senior Notes due 2012 Indenture dated as of October 5, 2004 between Denny’s Holdings, Inc., as Issuer, Denny’s Corporation, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*4.2	Form of 10% Senior Note due 2012 and annexed Guarantee (included in Exhibit 4.1 hereto)

*4.3	Amended and Restated Rights Agreement, dated as of January 5, 2005, between Denny's Corporation and Continental Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A/A of Denny's Corporation, filed with the Commission January 12, 2005 relating to preferred stock purchase rights)

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

Exhibit No.	Description
*10.9
Credit Agreement dated as of September 21, 2004, Among Denny’s, Inc., Denny’s Realty, Inc., as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., as Guarantors, the Lenders named herein, Bank of America, N.A., as Administrative Agent, and UBS SECURITIES LLC, as Syndication Agent, and Banc of America Securities LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (Second Lien) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.10
Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (First Lien) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.11
Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (Second Lien) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.12
First Lien Amendment No. 1 effective as of July 17, 2006, to the Credit Agreement dated as of September 21, 2004 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 28, 2006)

*10.13
Second Lien Amendment No. 1 effective as of July 17, 2006 to the Credit Agreement dated as of September 21, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 28, 2006)

+*10.14
Description of amendments to the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

+*10.15	Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.16
Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004)

+*10.17
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.18
Employment Agreement dated May 11, 2005 between Denny’s Corporation and Nelson J. Marchioli (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on May 13, 2005)

+*10.19
Amendment dated November 10, 2006 to the Employment Agreement dated May 11, 2005 between Denny’s Corporation, Denny’s Inc. and Nelson J. Marchioli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on November 13, 2006)

+*10.20
Employment Offer Letter dated August 16, 2005 between Denny’s Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 28, 2005)

+*10.21	Description of Denny’s 2005 Corporate Incentive Plan (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 28, 2005)

+*10.22	Written description of the 2006 Corporate Incentive Program (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 29, 2006)

+*10.23
Written description of the 2006 Long Term Growth Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 29, 2006)

*10.24	Master Purchase Agreement and Escrow Instructions (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on September 28, 2006)

10.25
Amended and Restated Credit Agreement dated as of December 15, 2006, among Denny’s Inc. and Denny’s Realty, LLC, as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., and DFO, LLC, as Guarantors, the Lenders named therein, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Bookrunner

10.26
Amended and Restated Guarantee and Collateral Agreement dated as of December 15, 2006, among Denny’s Inc., Denny’s Realty, LLC, Denny’s Corporation, Denny’s Holdings, Inc., DFO, LLC, each other Subsidiary Loan Party referenced therein and Bank of America, N.A., as Collateral Agent

10.27	Employment Offer Letter dated May 3, 2002 between Denny’s Corporation and Margaret L. Jenkins and Addendum thereto dated June 11, 2003 between Denny's Corporation and Margaret L. Jenkins

21.1	Subsidiaries of Denny’s

23.1	Consent of KPMG LLP

Exhibit No.	Description
31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

DENNY’S CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-2
Consolidated Statements of Operations for each of the Three Fiscal Years in the Period Ended December 27, 2006	F-3
Consolidated Balance Sheets as of December 27, 2006 and December 28, 2005	F-4
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) for each of the Three Fiscal Years in the Period Ended December 27, 2006	F-5
Consolidated Statements of Cash Flows for each of the Three Fiscal Years in the Period Ended December 27, 2006	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny’s Corporation:

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 27, 2006 and December 28, 2005, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 27, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 27, 2006 and December 28, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2, the Company changed its method of accounting for share-based payment in fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 27, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Greenville, South Carolina
March 9, 2007

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$904,374	$888,942	$871,248
Franchise and license revenue	89,670	89,783	88,758
Total operating revenue	994,044	978,725	960,006
Costs of company restaurant sales:
Product costs	226,404	224,803	225,200
Payroll and benefits	372,292	372,644	362,450
Occupancy	51,677	51,057	49,581
Other operating expenses	131,404	130,883	117,834
Total costs of company restaurant sales	781,777	779,387	755,065
Costs of franchise and license revenue	27,910	28,758	28,196
General and administrative expenses	66,426	62,911	66,922
Depreciation and amortization	55,290	56,126	56,649
Operating gains, losses and other charges, net	(47,882)	3,090	(646)
Total operating costs and expenses	883,521	930,272	906,186
Operating income	110,523	48,453	53,820
Other expenses:
Interest expense, net	57,720	55,172	69,428
Other nonoperating expense (income), net	8,029	(602)	21,265
Total other expenses, net	65,749	54,570	90,693
Net income (loss) before income taxes and cumulative effect of change in accounting principle	44,774	(6,117)	(36,873)
Provision for income taxes	14,668	1,211	802
Net income (loss) before cumulative effect of change in accounting principle	30,106	(7,328)	(37,675)
Cumulative effect of change in accounting principle, net of tax	232	—	—
Net income (loss)	$30,338	$(7,328)	$(37,675)

Basic net income (loss) per share:
Basic net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.33	$(0.08)	$(0.58)
Cumulative effect of change in accounting principle, net of tax	0.00	—	—
Basic net income (loss) per share	$0.33	$(0.08)	$(0.58)

Diluted net income (loss) per share:
Diluted net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.31	$(0.08)	$(0.58)
Cumulative effect of change in accounting principle, net of tax	0.00	—	—
Diluted net income (loss) per share	$0.31	$(0.08)	$(0.58)

Weighted average shares outstanding:
Basic	92,250	91,018	64,708
Diluted	97,364	91,018	64,708

See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 27, 2006	December 28, 2005
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$26,226	$28,236
Receivables, less allowance for doubtful accounts of: 2006 - $79; 2005 - $450	14,564	16,829
Inventories	8,199	8,207
Assets held for sale	4,735	—
Prepaid and other	9,072	8,362
Total Current Assets	62,796	61,634

Property, net	236,264	288,140

Other Assets:
Goodwill	50,064	50,186
Intangible assets, net	66,882	71,664
Deferred financing costs, net	6,311	15,761
Other	21,595	23,881
Total Assets	$443,912	$511,266

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$5,532	$1,871
Current maturities of capital lease obligations	6,979	6,226
Accounts payable	42,148	47,593
Other	81,143	92,714
Total Current Liabilities	135,802	148,404

Long-Term Liabilities:
Notes and debentures, less current maturities	415,801	516,803
Capital lease obligations, less current maturities	24,948	28,862
Liability for insurance claims, less current portion	28,784	31,187
Deferred income taxes	12,126	—
Other noncurrent liabilities and deferred credits	50,469	52,557
Total Long-Term Liabilities	532,128	629,409
Total Liabilities	667,930	777,813

Commitments and contingencies

Shareholders' Deficit
Common stock $0.01 par value; shares authorized - 135,000; issued and outstanding: 2006 - 93,186; 2005 - 91,751	932	918
Paid-in capital	527,911	517,854
Deficit	(735,438)	(765,776)
Accumulated other comprehensive loss, net of tax	(17,423)	(19,543)
Total Shareholders' Deficit	(224,018)	(266,547)
Total Liabilities and Shareholders' Deficit	$443,912	$511,266

 See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Paid-in Capital	(Deficit)	(Loss), Net	Deficit
	(In thousands)
Balance, December 31, 2003	41,003	$410	$417,816	$(719,628)	$(17,942)	$(319,344)
Balance Sheet Adjustment (Note 3)	—	—	—	(1,145)	—	(1,145)
Balance, December 31, 2003, as adjusted	41,003	410	417,816	(720,773)	(17,942)	(320,489)
Comprehensive (loss):
Net (loss)	—	—	—	(37,675)	—	(37,675)
Additional minimum pension liability, net of tax	—	—	—	—	(1,771)	(1,771)
Comprehensive (loss)	—	—	—	(37,675)	(1,771)	(39,446)
Share-based compensation on equity classified awards	—	—	3,098	—	—	3,098
Issuance of common stock, net of issuance costs of $2.2 million	48,430	484	89,311	—	—	89,795
Exercise of common stock options	554	6	461	—	—	467
Balance, December 29, 2004	89,987	900	510,686	(758,448)	(19,713)	(266,575)
Comprehensive (loss):
Net (loss)	—	—	—	(7,328)	—	(7,328)
Unrealized gain on hedged transaction, net of tax	—	—	—	—	1,256	1,256
Additional minimum pension liability, net of tax	—	—	—	—	(1,086)	(1,086)
Comprehensive (loss)	—	—	—	(7,328)	170	(7,158)
Share-based compensation on equity classified awards	—	—	3,529	—	—	3,529
Issuance of common stock for share-based compensation	382	4	1,678	—	—	1,682
Exercise of common stock options	1,382	14	1,961	—	—	1,975
Balance, December 28, 2005	91,751	918	517,854	(765,776)	(19,543)	(266,547)
Comprehensive income:
Net income	—	—	—	30,338	—	30,338
Recognition of unrealized gain on hedged transactions, net of tax	—	—	—	—	(1,256)	(1,256)
Additional minimum pension liability, net of tax	—	—	—	—	3,376	3,376
Comprehensive income	—	—	—	30,338	2,120	32,458
Share-based compensation on equity classified awards	—	—	5,316	—	—	5,316
Reclassification of share-based compensation in connection with adoption of SFAS 123(R) (Note 16)	—	—	2,534	—	—	2,534
Issuance of common stock for share-based compensation	296	3	206	—	—	209
Exercise of common stock options	1,139	11	2,001	—	—	2,012
Balance, December 27, 2006	93,186	$932	$527,911	$(735,438)	$(17,423)	$(224,018)

See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$30,338	$(7,328)	$(37,675)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(232)	—	—
Depreciation and amortization	55,290	56,126	56,649
Operating gains, losses and other charges, net	(47,882)	3,090	(646)
Amortization of deferred financing costs	3,316	3,493	5,539
Amortization of debt premium	—	—	(1,369)
Loss on early extinguishment of debt	8,508	—	21,744
Deferred income tax expense	12,827	—	—
Share-based compensation	7,627	7,801	6,497
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	(2,164)	(567)	(1,442)
Inventories	9	81	(131)
Other current assets	(719)	(1,031)	(1,008)
Other assets	(4,242)	(5,744)	(1,890)
Increase (decrease) in liabilities:
Accounts payable	(2,338)	3,755	803
Accrued salaries and vacations	(1,671)	(4,313)	8,828
Accrued taxes	947	405	(1,275)
Other accrued liabilities	(11,523)	798	(19,694)
Other noncurrent liabilities and deferred credits	(7,935)	738	(4,861)
Net cash flows provided by operating activities	40,156	57,304	30,069

Cash Flows from Investing Activities:
Purchase of property	(32,265)	(47,165)	(36,130)
Proceeds from disposition of property	90,578	6,693	3,584
Acquisition of restaurant units	(825)	—	—
Collection of note receivable payments from former subsidiary	4,870	431	384
Net cash flows provided by (used in) investing activities	62,358	(40,041)	(32,162)

Cash Flows from Financing Activities:
Net borrowing under revolving credit facilities	—	—	293,900
Deferred financing costs paid	(1,278)	(296)	(19,216)
Long-term debt payments	(104,334)	(6,747)	(503,850)
Proceeds from exercise of stock options	2,012	1,975	467
Proceeds from equity issuance	—	—	89,795
Proceeds from debt issuance	—	—	175,000
Debt payments and other transaction costs	(1,095)	—	(24,665)
Net bank overdrafts	171	480	(1,140)
Net cash flows provided by (used in) financing activities	(104,524)	(4,588)	10,291

Increase (decrease) in cash and cash equivalents	(2,010)	12,675	8,198

Cash and Cash Equivalents at:
Beginning of year	28,236	15,561	7,363
End of year	$26,226	$28,236	$15,561

See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At December 27, 2006 the Denny’s brand consisted of 1,545 restaurants, 521 of which are company-owned and operated and 1,024 of which are franchised/licensed restaurants. These Denny’s restaurants are operated in 49 states, the District of Columbia, two U.S. territories and five foreign countries, with principal concentrations in California, Florida and Texas.

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

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years.  Fiscal 2004, 2005 and 2006 each include 52 weeks of operations.

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

Assets Held for Sale. Assets held for sale consist of real estate properties that we expect to sell within the next 12 months. The properties are reported at the lower of carrying amount or fair value less costs to sell.

Property and Depreciation. We depreciate owned property over its estimated useful life using the straight-line method. We amortize property held under capital leases (at capitalized value) over the lesser of its estimated useful life or the initial lease term. In certain situations, one or more option periods may be used in determining the depreciable life of certain properties leased under operating lease agreements, if we deem that an economic penalty will be incurred and exercise of such option periods is reasonably assured. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing rent expense. The following estimated useful service lives were in effect during all periods presented in the financial statements:

Buildings—Five to thirty years

Equipment—Two to ten years

Leasehold Improvements—Estimated useful life limited by the expected lease term, generally between five and fifteen years.

Goodwill. Amounts recorded as goodwill primarily represent excess reorganization value recognized as a result of our 1998 bankruptcy. We test goodwill for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist.

Other Intangible Assets. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements. Trade names and trademarks are considered indefinite-lived intangible assets and are not amortized. Franchise and other operating agreements are amortized using the straight-line basis over the term of the related agreement. We test trade name and trademark assets for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. We assess impairment of franchise and other operating agreements whenever changes or events indicate that the carrying value may not be recoverable.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. We have included in accounts payable on the Consolidated Balance Sheets cash overdrafts totaling $12.2 million and $12.0 million at December 27, 2006 and December 28, 2005, respectively.

Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention levels, including defense costs per occurrence, range from $0.5 to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries, using our actual historical payments. Total discounted insurance liabilities at December 27, 2006 and December 28, 2005 were $41.0 million and $42.4 million, respectively, reflecting a 5% discount rate. The related undiscounted amounts at such dates were $46.4 million and $48.4 million, respectively.

Income Taxes. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more-likely-than-not to be realized. While we have considered ongoing, prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998—see Note 14) would decrease income tax expense in the period such determination was made. At December 27, 2006 and December 28, 2005, a valuation allowance was recorded for all of our deferred tax assets.

Leases. Our policy requires the use of a consistent lease term for (i) calculating the maximum depreciation period for related buildings and leasehold improvements; (ii) classifying the lease; and (iii) computing periodic rent expense increases where the lease terms include escalations in rent over the lease term. The lease term commences on the date when we become legally obligated for the rent payments. We account for rent escalations in leases on a straight-line basis over the expected lease term. Any rent holidays after lease commencement are recognized on a straight-line basis over the expected lease term, which includes the rent holiday period. Leasehold improvements that have been funded by lessors have historically been insignificant. Any leasehold improvements we make that are funded by lessor incentives or allowances under operating leases are recorded as leasehold improvement assets and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to lease expense over the expected lease term. We record contingent rent expense based on estimated sales for respective units over the contingency period.

Fair Value of Financial Instruments. Our significant financial instruments are cash and cash equivalents, investments, receivables, accounts payable, accrued liabilities, long-term debt and interest rate swaps. Except for long-term debt and interest rate swaps, the fair value of these financial instruments approximates their carrying values based on their short maturities. See Note 12 for information about the fair value of long-term debt and interest rate swaps.

Derivative Financial Instruments. We record all derivative financial instruments as either assets or liabilities in the balance sheet at fair value. During 2006 and 2005, we had designated an interest rate swap as a hedge of the cash flows on variable rate debt. To the extent the derivative instrument was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument were not included in current earnings but were reported as other comprehensive income (loss). The ineffective portion of the hedge was recorded as an adjustment to earnings. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Segment. Denny’s operates in only one segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through either company-owned or franchised restaurants.

Company Restaurant Sales. Company restaurant sales are recognized when food and beverage products are sold at company-owned units. Proceeds from the sale of gift certificates and gift cards are deferred and recognized as revenue when they are redeemed. We present company restaurant sales net of sales taxes.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2006, 2005 and 2004, we recorded initial fees of $0.9 million, $0.7 million and $1.4 million, respectively, as a component of franchise and license revenue in the accompanying Consolidated Statements of Operations. At December 27, 2006, December 28, 2005, and December 29, 2004, deferred fees were $0.6 million, $0.6 million and $0.6 million, respectively and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. For 2006, our ten largest franchisees accounted for approximately 28% of our franchise revenues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2006, 2005 and 2004 was $29.9 million, $28.4 million and $29.0 million, respectively, net of contributions from franchisees of $36.7 million, $35.2 million and $34.2 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Operations.

Restructuring and exit costs. As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded restructuring and exit costs. These costs consist primarily of the costs of future obligations related to closed units and severance and outplacement costs for terminated employees and are included as a component of operating gains, losses and other charges, net in the Consolidated Statements of Operations.

We evaluate store closures for potential disclosure as discontinued operations based on an assessment of several quantitative and qualitative factors, including the nature of the closure, revenue migration to other company-owned and franchised stores, planned market development in the vicinity of the disposed store and the impact on the relevant financial statement line items.

Discounted liabilities for future lease costs and the fair value of related subleases of closed units are recorded when the units are closed.  All other costs related to closed units are expensed as incurred.  In assessing the discounted liabilities for future costs of obligations related to closed units, we make assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

Impairment of long-lived assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis or whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant and our plans for restaurant closings. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing our assessment, we make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges were $2.7 million, $1.2 million and $1.1 million for the years ended December 27, 2006, December 28, 2005 and December 29, 2004, respectively, and are included as a component of operating gains, losses and other charges, net in the Consolidated Statements of Operations.

Gains on Sales of Company-Owned Restaurants and Real Estate Properties. Generally, gains on sales of real estate properties and company-owned restaurants that include real estate are recognized when the cash proceeds from the sale exceed the minimum requirements under Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate". Total proceeds from the sales of real estate and company-owned restaurants were $90.2 million, $6.7 million and $3.6 million in 2006, 2005 and 2004, respectively.  Total gains resulting from these transactions were $56.7 million, $3.3 million and $2.3 million in 2006, 2005 and 2004, respectively, and are included as a component of operating gains, losses and other charges, net in the Consolidated Statements of Operations. We continue to collect royalties from any franchisees operating restaurants at these properties.

Share-Based Payment.  Effective December 29, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This standard requires all share-based compensation to be recognized in the statement of operations based on fair value and applies to all awards granted, modified, cancelled or repurchased after the effective date. Additionally, for awards outstanding as of December 29, 2005 for which the requisite service has not been rendered, compensation expense will be recognized as the requisite service is rendered. The statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. We adopted this accounting treatment using the modified-prospective-transition method, therefore results for prior periods have not been restated. SFAS 123(R) supersedes SFAS 123, “Accounting for Stock Based Compensation” ("SFAS No. 123"), which had allowed companies to choose between expensing stock options or showing pro forma disclosure only.

Under SFAS 123(R), we are required to estimate potential forfeitures of share-based awards and adjust the compensation cost accordingly. Our estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred. As a result of this change, we recognized a cumulative effect of change in accounting principle in the Consolidated Statement of Operations of $0.2 million. Additionally, in accordance with SFAS 123(R), $2.5 million related to restricted stock units payable in shares, previously recorded as liabilities, were reclassified to additional paid-in capital in the Consolidated Balance Sheet during the first quarter of 2006. Our previous practice was to accrue compensation expense for restricted stock units payable in shares as a liability until such time as the shares were actually issued.

Share-based compensation for fiscal years 2005 and 2004 was accounted for under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations (i.e., the "intrinsic method").  See Note 16.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per common share had we applied the fair value recognition provisions of SFAS 123 to share-based compensation for the years ended December 28, 2005 and December 29, 2004:

	Year Ended
	December 28, 2005	December 29, 2004
	(In millions, except per share data)
Report net loss	$(7.3)	$(37.7)
Share-based employee compensation expense included in reported net loss, net of related taxes	7.8	6.5
Less total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.9)	(9.9)
Pro forma net loss	$(11.4)	$(41.1)

Net loss per share:
Basic and diluted - as reported	$(0.08)	$(0.58)
Basic and diluted - pro forma	$(0.13)	$(0.63)

Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. See Note 17.

Reclassification. Certain previously reported amounts have been reclassified to conform to the current presentation.

New Accounting Standards.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We adopted the recognition of the funded status and changes in the funded status of our benefit plans in the fourth quarter of 2006. The adoption had no impact on our Consolidated Financial Statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. We adopted the guidance in the fourth quarter of fiscal 2006. The adoption of SAB 108 did not have an impact on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” FIN 48 requires companies to determine whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements; however, we do not expect the impact to be significant.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Consolidated Financial Statements upon adoption.

Note 3.     Balance Sheet Adjustments

In June 2006, we adjusted certain amounts to correct an error in our accounting for receivables and certain related payables impacting the Consolidated Statement of Operations for the year ended December 25, 2002. We identified this matter as a part of our internal control review process. Though we concluded that the adjustments were inconsequential, we have adjusted the prior periods currently presented to reflect the correction. The adjustments had no impact on our results of operations for the periods ended December 27, 2006, December 28, 2005 and December 29, 2004. The following line items were impacted on the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Deficit and Comprehensive Income (Loss):

	Balance Previously Reported	Adjustment	Adjusted Balance
	(In thousands)
Accumulated earnings (deficit) as of December 31, 2003	$(719,628)	$(1,145)	$(720,773)
Accumulated earnings (deficit) as of December 29, 2004	(757,303)	(1,145)	(758,448)
Balances as of December 28, 2005:
Receivables, net	18,444	(1,615)	16,829
Accounts payable	48,021	(428)	47,593
Other current liabilities	92,756	(42)	92,714
Accumulated earnings (deficit)	(764,631)	(1,145)	(765,776)

Note 4.     Sale of Real Estate

During fiscal 2006, we completed and closed the sale of five surplus and 81 franchised-operated real estate properties for a net cash purchase price of $90.2 million. With the exception of five properties, these transactions qualified for full accrual method accounting. We have entered into put agreements on these five properties, therefore, the $1.9 million gain on the sale of these properties will be deferred until the individual put agreements expire within the next nine months.  The deferred gain is included as a component of other current liabilities in the Consolidate Balance Sheet as of December 27, 2006. As a result of the surplus and franchise-operated real estate sales, a pretax gain of $56.7 million is included as a component of operating gains, losses and other charges, net in the Consolidated Statements of Operations for the year ended December 27, 2006.

Note 5.      Assets Held for Sale

Assets held for sale include two surplus properties and ten franchise-operated Denny's restaurant properties, which we expect to sell within 12 months. The net book value of these properties, approximately $4.7 million, has been classified as assets held for sale in the Consolidated Balance Sheet as of December 27, 2006. Our New Credit Facility (defined in Note 12) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of the ten franchise-operated Denny's restaurant properties.  As a result, we have classified a corresponding $3.5 million, which represents the net book value of these properties, of our long-term debt as a current liability in the Consolidated Balance Sheet as of December 27, 2006.

Note 6.     Property, Net

Property, net, consists of the following:

	December 27, 2006	December 28, 2005
	(In thousands)
Land	$37,503	$56,872
Buildings and leasehold improvements	393,181	437,284
Other property and equipment	145,293	138,136
Total property owned	575,977	632,292
Less accumulated depreciation	359,114	364,721
Property owned, net	216,863	267,571
Buildings, vehicles, and other equipment held under capital leases	39,552	37,596
Less accumulated amortization	20,151	17,027
Property held under capital leases, net	19,401	20,569
Total property, net	$236,264	$288,140

Depreciation expense for 2006, 2005 and 2004 was $48.8 million, $48.8 million and $47.2 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facilities. See Note 12.

Note 7.     Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the year ended December 27, 2006 are as follows:

(In thousands)
Balance at December 28, 2005	$50,186
Reversal of valuation allowance related on deferred tax assets (Note 14)	(701)
Goodwill related to acquisition of restaurant unit	579
Balance at December 27, 2006	$50,064

The following table reflects goodwill and intangible assets as reported at December 27, 2006 and at December 28, 2005:

	December 27, 2006		December 28, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$50,064	$—	$50,186	$—

Intangible assets with indefinite lives:
Trade names	$42,323	$—	$42,323	$—
Liquor licenses	279	—	284	—
Intangible assets with definite lives:
Franchise agreements	65,361	41,209	67,644	38,805
Foreign license agreements	241	113	1,506	1,288
Intangible assets	$108,204	$41,322	$111,757	$40,093

The amortization expense for definite-lived intangibles for 2006, 2005 and 2004 was $6.5 million, $7.3 million and $9.4 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2007	$4,303
2008	3,693
2009	3,383
2010	2,986
2011	2,722

We performed an annual impairment test as of December 27, 2006 and determined that none of the recorded goodwill or other intangible assets with indefinite lives was impaired.

Note 8.     Note Receivable from Former Subsidiary

As a result of the divestiture of FRD Acquisition Co., ("FRD"), on July 10, 2002, Denny’s provided $5.6 million of cash collateral to support FRD’s letters of credit, for a fee, until the letters of credit terminated or were replaced. We received scheduled payments of $4.9 million, $0.4 million and $0.4 million related to the amounts due from FRD during 2006 (through the end of the collateral agreement), 2005 and 2004, respectively. These amounts are shown in the cash flows from investing activities section of the Consolidated Statement of Cash Flows. At December 28, 2005, all amounts due from FRD were classified as current assets in the Consolidated Balance Sheet. During 2006, 2005 and 2004 we recorded interest income related to these receivables of $0.1 million, $0.3 million and $0.3 million, respectively.

Note 9.     Other Current Liabilities

Other current liabilities consist of the following:

	December 27, 2006	December 28, 2005
	(In thousands)
Accrued salaries and vacation	$30,324	$34,982
Accrued insurance, primarily current portion of liability for insurance claims	15,079	13,751
Accrued taxes	11,783	11,165
Accrued interest	4,838	8,199
Restructuring charges and exit costs	1,969	2,507
Other	17,150	22,110
Other current liabilities	$81,143	$92,714

Note 10.     Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	2006	2005	2004
	(In thousands)
Exit costs	$4,254	$1,898	$213
Severance and other restructuring charges	1,971	3,301	282
Total restructuring charges and exit costs	$6,225	$5,199	$495

Exit costs recorded in 2006 primarily resulted from the closing of 14 underperforming units, including one franchise unit for which we remain obligated under the lease. Severance and other restructuring costs in 2006 relate to the termination of approximately 41 out-of-restaurant support staff positions.

Exit costs recorded in 2005 primarily resulted from the closing of eight underperforming units, including three franchise units for which we remain obligated under leases. Severance and other restructuring costs in 2005 relate to the termination of approximately twenty out-of-restaurant support staff positions.

Restructuring charges and exit costs recorded in 2004 primarily resulted from the closing of six underperforming units.

The components of the change in accrued exit cost liabilities are as follows:

	2006	2005
	(In thousands)
Beginning balance	$9,531	$9,841
Provisions for units closed during the year	2,567	1,151
Changes in estimates of accrued exit costs, net	1,687	747
Reclassification of certain lease liabilities	551	133
Payments, net of sublease receipts	(3,397)	(3,401)
Interest accretion	995	1,060
Balance, end of fiscal year	11,934	9,531
Less current portion included in other current liabilities	1,969	2,507
Long-term portion included in other noncurrent liabilities	$9,965	$7,024

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2007	$3,360
2008	2,626
2009	2,253
2010	1,700
2011	1,490
Thereafter	3,581
Total	15,010
Less imputed interest	3,076
Present value of exit cost liabilities	$11,934

The present value of exit cost liabilities is net of $7.7 million relating to existing sublease arrangements and $3.8 million related to properties for which we expect to enter into sublease agreements in the future. See Note 11 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed units.

During 2006, 2005 and 2004, we recorded severance and outplacement costs related to restructuring plans of $5.6 million. Through December 27, 2006, approximately $5.1 million of these costs have been paid, of which $1.6 million was paid during the year ended December 27, 2006. The remaining balance of severance and outplacement costs of $0.5 million is expected to be paid during 2007.

Note 11.     Leases and Related Guarantees

Our operations utilize property, facilities, equipment and vehicles leased from others. Buildings and facilities are primarily used for restaurants and support facilities. Many of our restaurants are operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rent based on a percentage of gross revenues. Initial terms of land and restaurant building leases generally are not less than 15 years exclusive of options to renew. Leases of other equipment primarily consist of restaurant equipment, computer systems and vehicles.

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable, of which the current portion is recorded in prepaid and other assets and the long-term portion is recorded in other long-term assets in our Consolidated Balance Sheets, is as follows:

	December 27, 2006	December 28, 2005
	(In thousands)
Total minimum rents receivable	$1,392	$6,751
Less unearned income	871	4,464
Net investment in direct financing leases receivable	$521	$2,287

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed units, at December 27, 2006 are as follows:

	Commitments		Lease Receipts
	Capital	Operating	Direct Financing	Operating
	(In thousands)
2007	$10,790	$45,854	$118	$19,619
2008	8,682	41,588	118	18,878
2009	5,788	36,867	118	18,105
2010	5,355	30,590	118	17,336
2011	5,076	24,242	118	16,211
Thereafter	16,040	85,605	802	94,465
Total	51,731	$264,746	$1,392	$184,614
Less imputed interest	19,804
Present value of capital lease obligations	$31,927

The total rental expense included in the determination of income (loss) is as follows:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004
	(In thousands)
Base rents	$43,548	$44,240	$44,212
Contingent rents	7,109	6,984	5,811
Total rental expense	$50,657	$51,224	$50,023

Total rental expense in the above table does not reflect lease and sublease rental income of $24.8 million, $26.7 million and $27.1 million for 2006, 2005 and 2004, respectively, which is included as a component of franchising and license revenue in the Consolidated Statements of Operations. Rent expense is recorded as a component of occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Operations.

Note 12.     Long-Term Debt

Long-term debt consists of the following at December 27, 2006 and December 28, 2005:

	December 27, 2006	December 28, 2005
	(In thousands)
Notes and Debentures:
10% Senior Notes due October 1, 2012, interest payable semi-annually	$175,000	$175,000
New Credit Facility:
Revolver Loans outstanding due December 15, 2011	—	—
Term Loans due March 31, 2012	245,596	—
Old Credit Facilities:
First Lien Facility:
Revolver Loans outstanding due September 30, 2008	—	—
Term Loans due September 30, 2009	—	222,752
Second Lien Facility	—	120,000
Other note payable, maturing January 1, 2013, payable in monthly installments with an interest rate of 9.17% (a)	446	498
Notes payable secured by equipment, maturing over various terms up to 5 years, payable in monthly installments with interest rates ranging from 9.0% to 11.97% (b)	291	424
Capital lease obligations	31,927	35,088
	453,260	553,762
Less current maturities and mandatory prepayments	12,511	8,097
Total long-term debt	$440,749	$545,665
 _____________
(a)  Includes a note collateralized by a restaurant with a net book value of $0.2 million at December 27, 2006 and December 28, 2005.
(b)  Includes notes collateralized by equipment with a net book value of $0.2 million at December 27, 2006 and December 28, 2005.

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 11), at December 27, 2006 are as follows:

Year:	(In thousands)
2007	$5,532
2008	3,230
2009	1,958
2010	2,531
2011	2,539
Thereafter	405,543
$421,333

Credit Facility

On December 15, 2006, our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), refinanced our previous credit facilities ("Old Credit Facilities") and entered into a new senior secured credit agreement in an aggregate principal amount of $350 million. The new credit facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $260 million term loan and an additional $40 million letter of credit facility (together, the "New Credit Facility"). The revolving facility matures on December 15, 2011.  The term loan and the $40 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date.  The New Credit Facility will be available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as the sale of specified properties) typical for this type of credit facility and may make certain optional prepayments under the New Credit Facility.

The New Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the New Credit Facility is secured by first-priority mortgages on 140 company-owned real estate assets. The New Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the New Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. These covenants are substantially similar to those that were contained in the Old Credit Facilities. We were in compliance with the terms of the New Credit Facility as of December 27, 2006.

Interest on loans under the new revolving facility will be payable, initially, at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the new term loan and letter of credit facility will be payable at per annum rates equal to LIBOR plus 225 basis points. The weighted-average interest rate under the term loan was 7.60% as of December 27, 2006. The weighted average interest rate under the first lien facility and the second lien facility was 7.30% and 9.39%, respectively, as of December 28, 2005.

Effective March 8, 2007, we amended the New Credit Facility to reduce the per annum interest rate on the term loan and letter of credit facility to LIBOR plus 200 basis points. Upon the event of a refinancing transaction, under certain circumstances within one year of the amendment, we would be required to pay the term loan and letter of credit facility lenders a 1.0% prepayment premium in the transaction.

At December 27, 2006, we had an outstanding term loan of $245.6 million and outstanding letters of credit of $42.6 million (comprised of $39.6 million under our letter of credit facility and $3.0 million under our revolving facility). There were no revolving loans outstanding at December 27, 2006. These balances result in availability of $0.4 million under our letter of credit facility and $47.0 million under the revolving facility.

During 2006, we prepaid approximately $97 million on the term loan through a combination of asset sale proceeds and surplus cash. As a result of these prepayments and the debt refinancing, we recorded $8.5 million of losses on early extinguishment of debt resulting from the write-off of deferred financing costs. These losses are included as a component of other nonoperating expense in the Consolidated Statements of Operations.

For the year ended December 29, 2004, we recorded $21.7 million of losses on early extinguishment of debt which primarily represent the payment of premiums and expenses as well as write-offs of deferred financing costs and debt premiums associated with the repurchase of our previously outstanding senior notes and the termination of our previous credit facility. These losses are included as a component of other nonoperating expense in the Consolidated Statements of Operations.

Interest Rate Swap

In January 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our previous floating rate term loan debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the previous term loan facility. Under the terms of the swap, we paid a fixed rate of 3.76% on the $75 million notional amount and received payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. To the extent the swap was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap were not included in current earnings but were reported as other comprehensive income (loss).

As a result of the extinguishment of a portion of our debt on December 15, 2006, we discontinued hedge accounting treatment related to the interest rate swap. The interest rate swap was sold for a cash price of $1.1 million, resulting in a gain of $0.9 million, which is included as a component of other nonoperating expense in the Consolidated Statements of Operations.

The components of the cash flow hedge included in accumulated other comprehensive income (loss) in the Consolidated Statement of Shareholders’ Deficit and Comprehensive Income (Loss) for the years ended December 27, 2006 and December 28, 2005, are as follows:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005
	(In thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(962)	$265
Changes in unrealized gain in fair value of interest swap rates	560	991
(Gain) recognized on extinguishment of interest rate swap	(854)	—
Net increase (decrease) in Accumulated Other Comprehensive Income (Loss), net of tax	$(1,256)	$1,256

10% Senior Notes Due 2012

On October 5, 2004, Denny’s Holdings issued $175 million aggregate principal amount of its 10% Senior Notes due 2012 (the “10% Notes”). The 10% Notes are irrevocably, fully and unconditionally guaranteed on a senior basis by Denny’s Corporation. The 10% Notes are general, unsecured senior obligations of Denny’s Holdings, and rank equal in right of payment to all existing and future indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the 10% Notes; rank senior in right of payment to all existing and future subordinated indebtedness; and are effectively subordinated to all existing and future secured debt to the extent of the value of the assets securing such debt and structurally subordinated to all indebtedness and other liabilities of the subsidiaries of Denny’s Holdings, including the New Credit Facility. The 10% Notes bear interest at the rate of 10% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The 10% Notes mature on October 1, 2012.

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

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	Book Value	Estimated Fair Value
	(In thousands)
Balances as of December 27, 2006:
Fixed rate long-term debt	$175,737	$184,487
Variable rate long-term debt	245,596	245,596
Long term debt excluding capital lease obligations	$421,333	$430,083

Balances as of December 28, 2005:
Fixed rate long-term debt	$175,922	$177,672
Variable rate long-term debt	342,752	342,752
Long term debt excluding capital lease obligations	$518,674	$520,424

The fair value computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 27, 2006 relates primarily to market quotations for our 10% Notes.

Note 13.     Employee Benefit Plans

Adoption of SFAS 158

Effective December 27, 2006, the last day of fiscal 2006, we adopted SFAS 158. This standard requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. This measurement requirement is effective for fiscal years ending after December 15, 2008, however, the measurement date of our plans is already in accordance with this requirement. We adopted the recognition of the funded status and changes in the funded status of our benefit plans in the fourth quarter of 2006. The adoption had no impact on our Consolidated Balance Sheet or Statement of Shareholders' Deficit.

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

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” are as follows:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004
	(In thousands)
Pension Plan:
Service cost	$375	$335	$480
Interest cost	3,111	3,054	2,933
Expected return on plan assets	(3,250)	(3,034)	(2,797)
Amortization of net loss	1,078	1,010	801
Net periodic benefit cost	$1,314	$1,365	$1,417

Other comprehensive (income) loss	$(3,304)	$1,313	$1,396

Other Defined Benefit Plans:
Service cost	$—	$—	$311
Interest cost	192	224	227
Amortization of net loss	25	13	23
Settlement loss recognized	14	130	—
Net periodic benefit cost	$231	$367	$561

Other comprehensive (income) loss	$(73)	$(227)	$375

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2006, 2005, and 2004 were $1.5 million , $1.7 million and $2.0 million, respectively.

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for our pension plan and other defined benefit plans:

	Pension Plan				Other Defined Benefit Plans
	December 27, 2006		December 28, 2005		December 27, 2006		December 28, 2005
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year		$54,793		$52,917		$3,457		$4,208
Service cost		375		335		—		—
Interest cost		3,111		3,054		191		224
Actuarial losses (gains)		(1,413)		977		(46)		(89)
Settlement loss		—		—		14		14
Benefits paid		(2,769)		(2,490)		(303)		(900)
Benefit obligation at end of year		$54,097		$54,793		$3,313		$3,457
Accumulated benefit obligation		$54,097		$54,793		$3,313		$3,457

Change in Plan Assets
Fair value of plan assets at beginning of year		$38,929		$36,532		$—		$—
Actual return on plan assets		4,063		1,689		—		—
Employer contributions		3,940		3,198		303		900
Benefits paid		(2,769)		(2,490)		(303)		(900)
Fair value of plan assets at end of year		$44,163		$38,929		$—		$—

Reconciliation of Funded Status
Funded status		$(9,934)		$(15,864)		$(3,313)		$(3,457)
Unrecognized losses		*		20,107		*		692
Net amount recognized		$(9,934)		$4,243		$(3,313)		$(2,765)

Amounts Recognized in Accumulated Other Comprehensive (Loss) Income
Net (loss) gain		$(16,802)		*		(620)		*
Accumulated other comprehensive (loss) income		$(16,802)		*		(620)		*
Cumulative employer contributions in excess of cost		6,868		*		(2,693)		*
Net amount recognized		$(9,934)		*		(3,313)		*

Amounts Recognized in the Consolidated Balance Sheet Consist of:
For years prior to adoption of SFAS 158:
Accrued benefit liability	$	*		$(15,864)	$	*		$(3,457)
Accumulated other comprehensive loss		*		20,107		*		692
Net amount recognized	$	*		$4,243	$	*		$(2,765)
For years after adoption of SFAS 158:
Noncurrent assets		$—	$	*		$—	$	*
Current liabilities		—		*		(215)		*
Noncurrent liabilities		(9,934)		*		(3,098)		*
Net amount recognized		$(9,934)	$	*		$(3,313)	$	*
 _____________
*  Not applicable due to change in accounting standard.

Minimum pension liability adjustments for the years ended December 27, 2006, December 28, 2005 and December 29, 2004, were a reduction of $3.4 million and increases of $1.1 million and $1.8 million, respectively. Accumulated other comprehensive income (loss) in the Consolidated Statement of Shareholders’ Deficit and Comprehensive Income (Loss) for the year ended December 27, 2006 included a $17.4 million accumulated other comprehensive loss related to minimum pension liability adjustments. The application of SFAS 158, effective December 27, 2006, did not increase or decrease the amount of accumulated other comprehensive loss.

Because our pension plan was closed to new participants as of December 31, 1999, and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2006 or 2005. Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 27, 2006 and December 28, 2005, were as follows:

	2006	2005
Discount rate	5.94%	5.75%
Measurement date	12/27/06	12/28/05

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the three years ended December 27, 2006, were as follows:

	2006	2005	2004
Discount rate	5.75%	5.75%	6.00%
Rate of increase in compensation levels	N/A	N/A	4.00%
Expected long-term rate of return on assets	8.25%	8.25%	8.50%
Measurement date	12/28/05	12/29/04	12/31/03

In determining the expected long-term rate of return on assets, we evaluated our asset class return expectations, as well as long-term historical asset class returns. Projected returns are based on broad equity and bond indices. Additionally, we considered our historical 10-year and 15-year compounded returns, which have been in excess of our forward-looking return expectations. In determining the discount rate, we have considered long-term bond indices of bonds having similar timing and amounts of cash flows as our estimated defined benefit payments. Effective December 27, 2006, we used a yield curve based on high quality, long-term corporate bonds to calculate the single equivalent discount rate that results in the same present value as the sum of each of the plan's estimated benefit payments discounted at their respective spot rates.

Our pension plan weighted-average asset allocations as a percentage of plan assets as of December 27, 2006 and December 28, 2005, by asset category, were as follows:

	Target	2006	2005
Asset Category
Equity securities	63%	64%	65%
Debt securities	34%	34%	34%
Cash	3%	2%	1%
Total	100%	100%	100%

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

We made contributions of $3.9 million and $3.2 million to our qualified pension plan in 2006 and 2005, respectively. We made contributions of $0.3 million and $0.9 million to our other defined benefit plans in 2006 and 2005, respectively. In 2007, we expect to contribute $3.2 million to our qualified pension plan and $0.2 million to our other defined benefit plans. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2012 through 2016 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2007	$2,476	$215
2008	2,388	231
2009	2,339	218
2010	2,334	217
2011	2,414	233
2012 through 2016	14,051	1,350

In addition, eligible employees can elect to contribute 1% to 15% of their compensation to 401(k) plans or 1% to 50% under other defined contribution plans. Under these plans, we make matching contributions, subject to certain limitations. Amounts charged to income under these plans’ operations were $1.9 million, $1.7 million and $1.6 million for 2006, 2005 and 2004, respectively.

Note 14.     Income Taxes

A summary of the provision for income taxes is as follows:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004
	(In thousands)
Current:
Federal	$427	$129	$—
State, foreign and other	1,414	1,082	802
	1,841	1,211	802
Deferred:
Federal	9,689	—	—
State, foreign and other	3,138	—	—
	12,827	—	—
Provision for income taxes	$14,668	$1,211	$802

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities from continuing operations:

	December 27, 2006	December 28, 2005
	(In thousands)
Deferred tax assets:
Lease liabilities	$1,934	$1,875
Self-insurance accruals	16,543	17,389
Capitalized leases	5,006	5,808
Closed store liabilities	4,774	3,813
Fixed assets	26,313	21,731
Pension, other retirement and compensation plans	13,912	17,364
Other accruals	5,362	1,581
Capital loss carryforwards	—	12,631
Alternative minimum tax credit carryforwards	12,769	12,157
General business credit carryforwards	44,620	45,727
Net operating loss carryforwards - state	41,713	47,508
Net operating loss carryforwards - federal	31,495	39,522
Total deferred tax assets before valuation allowance	204,441	227,106
Less: valuation allowance	(187,360)	(196,697)
Deferred tax assets	17,081	30,409
Deferred tax liabilities:
Intangible assets	(29,207)	(30,409)
Total deferred tax liabilities	(29,207)	(30,409)
Net deferred tax liability	$(12,126)	$—

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses ("NOL") generated in previous periods. Approximately 84% of the state net operating loss carryforwards are in South Carolina, Pennsylvania and California.  The South Carolina net operating loss carryforwards represent 73% of this total. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. The increased deferred tax provision of $12.1 million in the year ended December 27, 2006 related to our reevaluation of our tax planning strategies in light of management's commitment to sell the appreciated properties during the third quarter of fiscal 2006. In addition, we utilized certain state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. As a result, we recorded approximately $0.7 million of state deferred tax expense with a corresponding reduction to the goodwill (see Note 7) that was recorded in connection with fresh start reporting on January 7, 1998.

Any additional reversal of the valuation allowance established in connection with fresh start reporting on January 7, 1998 (approximately $63 million at December 27, 2006) would be applied first to goodwill that was recorded in connection with fresh start reporting, then to reduce other identifiable intangible assets, followed by a credit directly to equity.

The difference between our statutory federal income tax rate and our effective tax rate on loss from continuing operations is as follows:

	2006	2005	2004
Statutory benefit rate	35%	(35%)	(35%)
Differences:
State, foreign, and other taxes, net of federal income tax benefit	9	12	2
Portion of net operating losses, capital losses and unused income tax credits resulting from the establishment or reduction in the valuation allowance	(11)	31	39
Wage addback (deductions) on income tax credits earned (expired), net	—	17	—
Other	—	(5)	(4)
Effective tax rate	33%	20%	2%

At December 27, 2006, Denny’s has available, on a consolidated basis, general business credit carryforwards of approximately $44.6 million, most of which expire in 2007 through 2026, and alternative minimum tax, ("AMT"), credit carryforwards of approximately $12.8 million, which never expire. Denny’s also has available regular NOL and AMT NOL carryforwards of approximately $90 million and $150 million, respectively, which expire in 2012 through 2025. In addition we have capital loss carryforwards available of approximately $11.3 million for AMT. Our AMT capital loss carryforward, which will expire in 2007, can only be utilized to offset certain capital gains generated by us. Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of our NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of our net unrealized built-in gains at the time of any ownership change that are recognized in that taxable year. Therefore, some of our tax attributes recorded in the gross deferred tax asset inventory may expire prior to their utilization. A valuation allowance has already been established for a significant portion of these deferred tax assets since it is our position that it is more-likely-than-not that tax benefit will not be realized from these assets.

Note 15.     Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Shareholders' Deficit are as follows:

	December 27, 2006	December 28, 2005
	(In thousands)
Additional minimum pension liability (Note 13)	$(17,423)	$(20,799)
Unrealized gain on interest rate swap (Note 12)	—	1,256
Accumulated other comprehensive income (loss)	$(17,423)	$(19,453)

Note 16.     Share-Based Compensation

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

Adoption of SFAS 123(R)

Effective December 29, 2005, the first day of fiscal 2006, we adopted SFAS 123(R). This standard requires all share-based compensation to be recognized in the statement of operations based on fair value and applies to all awards granted, modified, cancelled or repurchased after the effective date. Additionally, for awards outstanding as of December 29, 2005 for which the requisite service has not been rendered, compensation expense will be recognized as the requisite service is rendered. The statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. We adopted this accounting treatment using the modified-prospective-transition method, therefore, results for prior periods have not been restated. SFAS 123(R) supersedes SFAS 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only.

Under SFAS 123(R), we are required to estimate potential forfeitures of share-based awards and adjust the compensation cost accordingly. Our estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred. As a result of this change, we recognized a cumulative effect of change in accounting principle in the Consolidated Statement of Operations of $0.2 million in the first quarter of 2006. Additionally, in accordance with SFAS 123(R), $2.5 million related to restricted stock units payable in shares, previously recorded as liabilities, was reclassified to additional paid-in capital in the 2006 Consolidated Balance Sheet. Our previous practice was to accrue compensation expense for restricted stock units payable in shares as a liability until such time as the shares were actually issued.

Total share-based compensation included as a component of net income was as follows (in thousands):

	Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004

Share-based compensation related to liability classified restricted stock units	$2,311	$2,033	$1,582
Share-based compensation related to equity classified awards:
Stock options	$3,234	$3,529	$3,098
Restricted stock units	1,766	1,953	1,688
Board deferred stock units	316	286	129
Total share-based compensation related to equity classified awards	5,316	5,768	4,915
Total share-based compensation	$7,627	$7,801	$6,497

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

A summary of our stock option plans is presented below:

	Year Ended December 27, 2006
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	9,228	$2.06
Granted	762	4.25
Exercised	(1,139)	1.77
Forfeited	(211)	2.49
Outstanding, end of year	8,640	2.29	5.94	$22,132
Exercisable, end of year	7,534	1.99	5.51	$21,544

The aggregate intrinsic value was calculated using the difference between the market price of our stock on December 27, 2006 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $3.0 million, $4.7 million and $1.0 million during the years ended December 27, 2006 December 28, 2005 and December 29, 2004, respectively.

The following table summarizes information about stock options outstanding at December 27, 2006 (option amounts in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.54 - 0.92	1,781	5.11	$0.72	1,781	$0.72
1.01 - 1.03	1,270	4.13	1.03	1,270	1.03
1.06 - 2.00	810	4.11	1.93	810	1.93
2.42	2,795	7.38	2.42	2,795	2.42
2.65 - 4.40	1,226	6.86	3.88	548	3.62
4.45 - 6.31	623	7.07	4.66	195	4.86
7.00	60	1.95	7.00	60	7.00
10.00	75	1.08	10.00	75	10.00
	8,640	5.94		7,534

On November 11, 2004, we granted options under the 2004 Omnibus Plan to certain employees with an exercise price of $2.42 (included in the table above). These options vested with respect to 1/3 of the shares on each of December 29, 2004, December 28, 2005 and December 27, 2006, respectively and were fully vested at December 27, 2006. The vesting of these options was subject to the achievement of certain performance measures which were met as of December 29, 2004. As a result of performance criteria and the issuance of the options with an exercise price below the market price at the date of grant, prior to the adoption of SFAS 123(R), we recognized compensation expense related to these options equal to the difference between the exercise price of the options and the market price of $4.40 on December 29, 2004, the measurement date, ratably over the options’ vesting period.

The weighted average fair value per option of options granted during the years ended December 27, 2006, December 28, 2005 and December 29, 2004 was $3.20, $3.43 and $3.73, respectively.

The fair value of the stock options granted in the periods ended December 27, 2006, December 28, 2005 and December 29, 2004 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations.  We used the following weighted average assumptions for the grants:

	Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	87.1%	90.0%	95.1%
Risk-free interest rate	4.7%	4.0%	4.3%
Weighted average expected term	6.0 years	6.0 years	7.6 years

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

Compensation expense for options granted prior to fiscal 2006 is recognized based on the graded vesting attribution method.  Compensation expense for options granted subsequent to December 28, 2005 is recognized on a straight-line basis over the requisite service period for the entire award. We recognized compensation expense of approximately $3.2 million, $3.5 million and $3.1 million for the years ended December 27, 2006, December 28, 2005 and December 29, 2004, respectively, related to all options, which is included as a component of general and administrative expenses in our Consolidated Statements of Operations. Compensation expense for the years ended December 28, 2005 and December 29, 2004 related to the intrinsic value of options granted on November 11, 2004, as noted above.

As of December 27, 2006, there was approximately $2.0 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 1.9 years.

Restricted Stock Units

The following table summarizes information about restricted stock units outstanding at December 27, 2006:

Units
(In thousands)
Outstanding, beginning of year	3,356
Granted	374
Vested	(443)
Forfeited	(330)
Outstanding, end of year	2,957

We have granted approximately 3.4 million restricted stock units (half of which are liability classified and half of which are equity classified) with a grant date fair value of $4.22 per share and approximately 0.6 million restricted stock units (half of which are liability classified and half of which are equity classified) with a grant date fair value of $4.06 per share to certain employees. As of December 27, 2006 and December 28, 2005, approximately 2.6 and 3.3 million of these units were outstanding, respectively.

These restricted stock units will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The first two periods ended on June 30, 2005 and June 30, 2006. Subsequent periods end on June 30th of each year thereafter with any amounts not earned carried over to possibly be earned over a 2-year or 3-year period. The full award will be considered earned after 5 years based on continued employment if not earned in the first three years based on the performance criteria. The first 1/3 of the award was earned on June 30, 2005.  The second 1/3 of the award was not earned on June 30, 2006, but has the potential to be earned on June 30, 2007.

Once earned, the restricted stock units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned restricted stock units will be paid to the holder (half of the units will be paid in cash and half in shares of common stock), provided that the holder is then still employed with Denny’s or an affiliate. During the year ended December 27, 2006, we paid $0.8 million in cash and issued 0.2 million shares of common stock related to the 0.4 million units that vested as of June 30, 2006.

In March 2006, we granted approximately 0.4 million restricted stock units (which are equity classified) with a grant date fair value of $4.45 per share to certain employees. These restricted stock units were earned at 100% of the target award based on certain operating performance measures for fiscal 2006. The restricted stock units will vest over a period of two years based on continued employment of the holder. Subsequent to the two-year vesting period, the earned restricted stock units will be paid to the holder in shares of common stock, provided the holder is then still employed with Denny's or an affiliate.  As of December 27, 2006, approximately 0.3 million of these units were outstanding.

Compensation expense related to the equity classified units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related to the liability classified units are adjusted to fair value at each balance sheet date. We recognized compensation expense of approximately $4.1 million, $4.0 million and $0.5 million for the years ended December 27, 2006, December 28, 2005 and December 29, 2004, respectively, related to the restricted stock units, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations.

During the years ended December 27, 2006 and December 28, 2005 we paid $1.2 million and $0.1 million in cash, respectively, related to 0.6 million restricted stock units issued in 2003.  In addition we issued 0.3 million shares of common stock related to these units during 2005.  During the year ended December 29, 2004 we recorded approximately $2.8 million of compensation expense related to these units.

At December 27, 2006, approximately $0.8 million and $2.7 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities, respectively (based on the fair value of the related shares for the liability classified units as of December 27, 2006), and $3.2 million was included as a component of additional paid-in capital in the Consolidated Balance Sheet related to the equity classified restricted stock units.

As of December 27, 2006, there was approximately $6.4 million of unrecognized compensation cost (approximately $2.7 million for liability classified units and approximately $3.7 million for equity classified units) related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 2.9 years.

Board Deferred Stock Units

Non-employee members of the Board of Directors are granted deferred stock units in return for attendance at non-regularly scheduled meetings. These awards are restricted in that they may not be exercised until the recipient has ceased serving as a member of the Board of Directors for Denny's. The fair value of the deferred stock units is based upon the fair value of the underlying common stock on the date of grant. We recognized compensation expense of approximately $0.3 million, $0.3 million and $0.1 million for the years ended December 27, 2006, December 28, 2005 and December 29, 2004, respectively, related to the board deferred stock units, which is included as a component of general and administrative expenses in our Consolidated Statements of Operations. During 2006, one board member resigned and converted deferred stock units into shares of common stock. The aggregate intrinsic value of the units converted was $0.1 million as of December 27, 2006. As of December 27, 2006 and December 28, 2005, approximately 0.1 million of these units were outstanding.

Note 17.     Net Income (Loss) Per Share

The net income(loss) per share for the years ending December 27, 2006, December 28, 2006 and December 29, 2004 were as follows:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004
	(In thousands)
Numerator:
Numerator for basic and diluted net income (loss) per share - net income (loss) from continuing operations before cumulative effect of change in accounting principle	$30,106	$(7,328)	$(37,675)
Numerator for basic and diluted net income (loss) per share - net income (loss)	$30,338	$(7,328)	$(37,675)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	92,250	91,018	64,708
Effect of dilutive securities:
Options	4,305	—	—
Restricted stock units and awards	809	—	—
Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions of dilutive securities	97,364	91,018	64,708

Basic net income (loss) per share before cumulative effect of change in accounting principle	$0.33	$(0.08)	$(0.58)
Diluted net income (loss) per share before cumulative effect of change in accounting principle	$0.31	$(0.08)	$(0.58)
Basic net income (loss) per share	$0.33	$(0.08)	$(0.58)
Diluted net income (loss) per share	$0.31	$(0.08)	$(0.58)

Stock options excluded (1)	1,468	9,228	10,603
Restricted stock units and awards excluded (1)	—	3,356	3,406
Common stock warrants excluded (1)	—	—	3,236

(1)  Excluded from diluted weighted-average shares outstanding as the impact would be antidilutive.

Note 18.     Stockholders’ Equity

Stockholders’ Rights Plan

Our Board of Directors adopted a stockholders’ rights plan on December 14, 1998 which is designed to provide protection for our shareholders against coercive or unfair takeover tactics. The rights plan is also designed to prevent an acquirer from gaining control of Denny’s without offering a fair price to all shareholders. The rights plan was not adopted in response to any specific proposal or inquiry to gain control of Denny’s.

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

Note 19.     Commitments and Contingencies

In the third quarter of 2006, Denny's and its subsidiary Denny's, Inc. finalized a settlement of the proposed class action filed by a former Denny's employee in the Superior Court of California, County of Los Angeles, which alleged, among other things, that Denny's violated California's meal and rest break requirements. The settlement provided for payments up to approximately $1.7 million in the aggregate to approximately 36,000 individuals who were employed by Denny's, Inc. in the State of California between April 4, 2002 and August 16, 2006. Notification of the settlement was sent to putative class members, who were required to "opt in" by December 22, 2006 in order to participate in the distribution. As of December 27, 2006, all claims, approximately $0.1 million, had been paid to valid claimants.

In the fourth quarter of 2005, Denny’s and its subsidiary Denny’s, Inc. finalized a settlement with the Division of Labor Standards Enforcement (“DLSE”) of the State of California’s Department of Industrial Relations regarding all disputes related to the DLSE’s litigation against us. Pursuant to the terms of the settlement, Denny’s agreed to pay a sum of approximately $8.1 million to former employees, of which $3.5 million was paid in the fourth quarter of 2005. The remaining $4.6 million was included in other liabilities in the accompanying Consolidated Balance Sheet at December 28, 2005 and was paid on January 6, 2006, in accordance with the instruction of the DLSE.

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

We have amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes. In most cases, these agreements have provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments at December 27, 2006 under these contracts consist of the following:

Purchase Obligations
(In thousands)
Payments due by period:
Less than 1 year	$112,356
1-2 years	31,790
3-4 years	27,816
5 years and thereafter	—
Total	$171,962

Amounts included in the table above represent our estimate of purchase obligations during the periods presented, if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

 Note 20.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 27, 2006	December 28, 2005	December 29, 2004
	(In thousands)
Income taxes paid, net	$1,292	$1,278	$1,412
Interest paid	$56,063	$47,489	$81,072

Noncash investing activities:
Net proceeds receivable from disposition of property	$226	$—	$—
Other investing activities	$1,695	$4,972	$3,833

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,128	$1,682	$—
Execution of capital leases	$4,133	$7,714	$3,484
Other financing activities	$—	$—	$150

Note 21.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of 2006 and 2005 are set forth below:

	Year Ended December 27, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$225,022	$221,008	$234,705	$223,639
Franchise and licensing revenue	22,963	22,483	23,491	20,733
Total operating revenue	247,985	243,491	258,196	244,372
Total operating costs and expenses	232,975	226,321	202,600	221,625
Operating income	$15,010	$17,170	$55,596	$22,747

Net income before the cumulative effect of change in accounting principle	$480	$1,854	$25,503	$2,269
Cumulative effect of change in accounting principle	232	—	—	—
Net income	$712	$1,854	$25,503	$2,269

Basic net income (loss) per share (a)	$0.01	$0.02	$0.28	$0.02
Diluted net income (loss) per share (a)	$0.01	$0.02	$0.26	$0.02

(a)  Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Year Ended December 28, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$218,015	$223,994	$225,824	$221,109
Franchise and licensing revenue	22,034	22,581	22,898	22,270
Total operating revenue	240,049	246,575	248,722	243,379
Total operating costs and expenses	228,809	230,703	239,572	231,188
Operating income	$11,240	$15,872	$9,150	$12,191

Net income (loss)	$(1,460)	$2,069	$(3,434)	$(4,503)

Basic and diluted net income (loss) per share (a)	$(0.02)	$0.02	$(0.04)	$(0.05)

(a)  Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2007

DENNY'S CORPORATION

BY:	/s/ Rhonda J. Parish
Rhonda J. Parish
Executive Vice President, Chief Legal Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nelson J. Marchioli	President, Chief Executive Officer and Director	March 9, 2007
(Nelson J. Marchioli)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Growth Initiatives and Chief Financial Officer	March 9, 2007
(F. Mark Wolfinger)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert E. Marks	Director and Chairman	March 9, 2007
(Robert E. Marks)

/s/ Vera K. Farris	Director	March 9, 2007
(Vera K. Farris)

/s/ Brenda J. Lauderback	Director	March 9, 2007
(Brenda J. Lauderback)

/s/ Michael Montelongo	Director	March 9, 2007
(Michael Montelongo)

/s/ Henry J. Nasella	Director	March 9, 2007
(Henry J. Nasella)

/s/ Debra Smithart-Oglesby	Director	March 9, 2007
(Debra Smithart-Oglesby)

/s/ Donald R. Shepherd	Director	March 9, 2007
(Donald R. Shepherd)