Form 10-Q
period 2007-03-28
DENNYS CORP
filed 2007-05-02
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2007

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

Yes [   ]                  No [X]

As of April 27, 2007, 93,675,086 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$215,801	$225,022
Franchise and license revenue	20,950	22,963
Total operating revenue	236,751	247,985
Costs of company restaurant sales:
Product costs	55,126	55,729
Payroll and benefits	92,868	94,008
Occupancy	13,128	13,137
Other operating expenses	30,313	32,444
Total costs of company restaurant sales	191,435	195,318
Costs of franchise and license revenue	6,475	7,213
General and administrative expenses	15,926	17,229
Depreciation and amortization	12,878	14,065
Operating gains, losses and other charges, net	(2,633)	(850)
Total operating costs and expenses	224,081	232,975
Operating income	12,670	15,010
Other expenses:
Interest expense, net	11,341	14,643
Other nonoperating income, net	(197)	(162)
Total other expenses, net	11,144	14,481
Net income before income taxes and cumulative effect of change in accounting principle	1,526	529
Provision for income taxes	363	49
Net income before cumulative effect of change in accounting principle	$1,163	$480
Cumulative effect of change in accounting principle, net of tax	—	232
Net income	$1,163	$712

Basic and diluted net income per share:
Basic and diluted net income before cumulative effect of change in accounting principle, net of tax	$0.01	$0.01
Cumulative effect of change in accounting principle, net of tax	—	0.00
Basic and diluted net income per share	$0.01	$0.01

Weighted average shares outstanding:
Basic	93,416	91,785
Diluted	98,976	96,907

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 28, 2007	December 27, 2006
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$35,165	$26,226
Receivables, net	13,521	14,564
Inventories	8,345	8,199
Assets held for sale	5,255	4,735
Prepaid and other current assets	9,289	9,072
Total Current Assets	71,575	62,796

Property, net	227,453	236,264

Other Assets:
Goodwill	50,548	50,064
Intangible assets, net	66,005	66,882
Deferred financing costs, net	6,314	6,311
Other assets	21,788	21,595
Total Assets	$443,683	$443,912

Liabilities and Shareholders' Deficit
Current Liabilities:
Current maturities of notes and debentures	$4,024	$5,532
Current maturities of capital lease obligations	6,962	6,979
Accounts payable	40,405	42,148
Other	87,277	81,143
Total Current Liabilities	138,668	135,802

Long-Term Liabilities:
Notes and debentures, less current maturities	412,799	415,801
Capital lease obligations, less current maturities	23,493	24,948
Liability for insurance claims, less current portion	28,739	28,784
Deferred income taxes	12,285	12,126
Other noncurrent liabilities and deferred credits	48,942	50,469
Total Long-Term Liabilities	526,258	532,128
Total Liabilities	664,926	667,930

Total Shareholders’ Deficit	(221,243)	(224,018)
Total Liabilities and Shareholders’ Deficit	$443,683	$443,912

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
(Unaudited)

	Common Stock Shares	Common Stock Amount	Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders' Deficit
	(In thousands)
Balance, December 27, 2006	93,186	$932	$527,911	$(735,438)	$(17,423)	$(224,018)
Comprehensive income:
Net income	—	—	—	1,163	—	1,163
Comprehensive income	—	—	—	1,163	—	1,163
Share-based compensation on equity classified awards	—	—	711	—	—	711
Issuance of common stock for share-based compensation	44	—	222	—	—	222
Exercise of common stock options	415	4	675	—	—	679
Balance, March 28, 2007	93,645	$936	$529,519	$(734,275)	$(17,423)	$(221,243)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Quarter Ended
	March 28,2007	March 29,2006
	(In thousands)
Cash Flows from Operating Activities:
Net income	$1,163	$712
Adjustments to reconcile net income to cash flows provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(232)
Depreciation and amortization	12,878	14,065
Operating gains, losses and other charges, net	(2,633)	(850)
Amortization of deferred financing costs	288	873
Loss on early extinguishment of debt	16	—
Deferred income tax expense	264	—
Share-based compensation	1,184	2,432
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	1,044	1,469
Inventories	(147)	5
Other current assets	(216)	134
Other assets	(914)	(1,978)
Increase (decrease) in liabilities:
Accounts payable	(2,052)	(5,372)
Accrued salaries and vacations	(4,724)	(3,226)
Accrued taxes	(1,429)	(481)
Other accrued liabilities	11,520	173
Other noncurrent liabilities and deferred credits	(1,729)	(564)
Net cash flows provided by operating activities	14,513	7,160

Cash Flows from Investing Activities:
Purchase of property	(4,621)	(7,014)
Proceeds from sales of property	5,736	3,073
Acquisition of restaurant units	(2,208)	(825)
Collection of note receivable payments from former subsidiary	—	381
Net cash flows used in investing activities	(1,093)	(4,385)

Cash Flows from Financing Activities:
Long-term debt payments	$(6,324)	$(2,153)
Deferred financing costs paid	(306)	—
Proceeds from exercise of stock options	679	82
Net bank overdrafts	1,470	969
Net cash flows used in financing activities	(4,481)	(1,102)

Increase in cash and cash equivalents	8,939	1,673

Cash and Cash Equivalents at:
Beginning of period	26,226	28,236
End of period	$35,165	$29,909

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Introduction and Basis of Reporting

Denny’s Corporation, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand, or Denny’s.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. These interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 27, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2006. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 26, 2007.

Note 2. Summary of Significant Accounting Policies

Effective December 28, 2006, the first day of fiscal 2007, we adopted the Financial Accounting Standards Board's Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” or FIN 48. See Note 8 to the Condensed Consolidated Financial Statements, “Income Taxes.”

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 27, 2006.

Note 3. Assets Held for Sale

Assets held for sale of $5.3 million, as of March 28, 2007, include certain company-operated restaurants pending sale to franchisees and the real estate related to closed restaurants and restaurants operated by franchisees. We expect to sell each of these assets within 12 months. Assets held for sale of $4.7 million, as of December 27, 2006, included the real estate related to closed restaurants and restaurants operated by franchisees. Our Credit Facility (defined in Note 5) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of the real estate related to the restaurants operated by franchisees. As a result, we have classified a corresponding $2.0 million and $3.5 million of our long-term debt as a current liability in the Condensed Consolidated Balance Sheet as of March 28, 2007 and December 27, 2006, respectively. These amounts represent the net book value of the specified properties as of the balance sheet dates.

Note 4. Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net represent gains or losses on the sale of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Gains on sales of assets and other, net	$(3,271)	$(1,571)
Restructuring charges and exit costs	638	721
Impairment charges	—	—
Operating gains, losses and other charges, net	$(2,633)	$(850)

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Exit costs	$147	$211
Severance and other restructuring charges	491	510
Total restructuring and exit costs	$638	$721

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, beginning of year	$11,934
Provisions for units closed during the period	—
Changes in estimate of accrued exit costs, net	147
Payments, net	(1,717)
Interest accretion (included in interest expense)	225
Balance, end of quarter	10,589
Less current portion included in other current liabilities	1,791
Long-term portion included in other noncurrent liabilities	$8,798

Estimated net cash payments related to exit cost liabilities in the next five fiscal years are as follows:

(In thousands)
Remainder of 2007	$2,100
2008	2,434
2009	1,956
2010	1,627
2011	1,436
Thereafter	3,552
Total	13,105
Less imputed interest	2,516
Present value of exit cost liabilities	$10,589

At the beginning of fiscal 2007, the liability for severance and other restructuring charges was $0.5 million. During the quarter ended March 28, 2007, an additional $0.5 million of expense was recorded and $0.3 million was paid related to these charges. The remaining balance of $0.7 million is expected to be paid during the next 12 months.

Gains on Sales of Assets

During the quarter ended March 28, 2007, we received net proceeds of $5.7 million and recognized gains of $3.3 million primarily related to sales of restaurant operations to franchisees and real estate related to closed restaurants and restaurants operated by franchisees.

Note 5. Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $241.1 million term loan and an additional $40 million letter of credit facility (together, the "Credit Facility"). At March 28, 2007, we had outstanding letters of credit of $37.7 million (comprised of $35.2 million under our letter of credit facility and $2.5 million under our revolving facility). There were no revolving loans outstanding at March 28, 2007. These balances result in availability of $4.8 million under our letter of credit facility and $47.5 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $40 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The Credit Facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as the sale of specified properties) typical for this type of credit facility and may make certain optional prepayments under the Credit Facility.

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 140 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of March 28, 2007.

Interest on loans under the new revolving facility will be payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the new term loan and letter of credit facility was initially payable at per annum rates equal to LIBOR plus 225 basis points. Effective March 8, 2007, we amended the Credit Facility to reduce the per annum interest rate on the term loan and letter of credit facility to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 7.4% as of March 28, 2007. The weighted average interest rate under the term loan facility was 8.6% as of March 29, 2006.

The amendment states that upon the event of a refinancing transaction, under certain circumstances within one year of the amendment, we would be required to pay the term loan and letter of credit facility lenders a 1.0% prepayment premium.

Interest Rate Swap

Subsequent to the end of the first quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on $150 million of floating rate debt. Under the terms of the swap, we will pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on March 30, 2010, resulting in a fixed rate of 6.8925% on the $150 million notional amount. Interest rate differentials paid or received under the swap agreement will be recognized as adjustments to interest expense. To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap will not be included in current earnings, but will be reported as other comprehensive income (loss).

Note 6. Defined Benefit Plans

Employee Benefit Plans

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	March 28, 2007	March 29, 2006	March 28, 2007	March 29, 2006
	(In thousands)
Service cost	$87	$91	$—	$—
Interest cost	783	771	47	48
Expected return on plan assets	(885)	(814)	—	—
Amortization of net loss	217	251	6	6
Net periodic benefit cost	$202	$299	$53	$54

We made contributions of $0.8 million and $0.7 million to our qualified pension plan in the quarters ended March 28, 2007 and March 29, 2006, respectively. We made contributions of $0.1 million and $0.1 million to our other defined benefit plans during the quarters ended March 28, 2007 and March 29, 2006, respectively. We expect to contribute $3.3 million to our qualified pension plan and an additional $0.2 million to our other defined benefit plans during the remainder of fiscal 2007.

Additional minimum pension liability of $17.4 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss as of March 28, 2007 and December 27, 2006.

Note 7. Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$473	$1,066
Share-based compensation related to equity classified awards:
Stock options	$198	$792
Restricted stock units	432	487
Board deferred stock units	81	87
Total share-based compensation related to equity classified awards	711	1,366
Total share-based compensation	$1,184	$2,432

During the quarter ended March 28, 2007, we issued approximately 44,000 shares of common stock in lieu of cash to pay approximately $0.2 million of incentive compensation.

Stock Options

During the quarter ended March 28, 2007, we granted approximately 0.7 million stock options to certain employees. The options granted vest evenly over 3 years and have a 10-year contractual life. The weighted average fair value per option of options granted during the quarter ended March 28, 2007 was $3.08.

The fair value of the stock options granted in the period ended March 28, 2007 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations.

We used the following weighted average assumptions for the grants for the quarter ended March 28, 2007:

Dividend yield	0.0%
Expected volatility	68%
Risk-free interest rate	4.5%
Weighted-average expected term	6.0 years

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

As of March 28, 2007, there was approximately $3.4 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 2.2 years.

Restricted Stock Units

In March 2007, we granted approximately 0.5 million restricted stock units (which are equity classified) with a grant date fair value of $4.61 per share to certain employees. These restricted units will be earned (from 0% to 200% of the target award) based on certain operating performance measures for fiscal 2007. Once earned, the restricted stock units will vest 15% as of December 26, 2007, 35% as of December 31, 2008 and 50% as of December 30, 2009. Subsequent to the vesting periods, the earned restricted stock units will be paid to the holder in shares of common stock, provided the holder is then still employed with Denny’s or an affiliate. Compensation expense related to the restricted stock units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of grant.

At March 28, 2007, approximately $1.3 million and $2.7 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet related to all liability classified restricted stock units and $3.6 million was included as a component of additional paid-in capital in the Condensed Consolidated Balance Sheet related to all equity classified restricted stock units. At December 27, 2006, approximately $0.8 million and $2.7 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet related to all liability classified restricted stock units and $3.2 million was included as a component of additional paid-in capital in the Condensed Consolidated Balance Sheet related to all equity classified restricted stock units.

As of March 28, 2007, there was approximately $7.6 million of unrecognized compensation cost (approximately $2.4 million for liability classified units and approximately $5.2 million for equity classified units) related to all unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 2.5 years.

Board Deferred Stock Units

During the quarter ended March 28, 2007, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted-average grant date fair value of $5.38 to non-employee members of the Board of Directors in return for attendance at non-regularly scheduled meetings. These awards are restricted in that they may not be exercised until the recipient has ceased serving as a member of the Board of Directors for Denny's.

Note 8. Income Taxes

Adoption of FIN 48

Effective December 28, 2006, the first day of fiscal 2007, we adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” FIN 48 requires companies to determine whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 does not require or permit retrospective application, thus the cumulative effect of the change in accounting principle, if any, is recorded as an adjustment to opening retained earnings.

The Company files income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

As a result of the implementation of FIN 48, the Company did not recognize any change to its liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.7 million. These benefits, if recognized, would also affect the Company’s effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at date of adoption was less than $0.1 million.

The Company expects that, during the next twelve months, the liability for unrecognized tax benefits will be settled in full.

The Company remains subject to examination for U.S. Federal taxes for 2003-2006. The Company remains subject to examination in the following major state jurisdictions: California (2002-2006); Florida (2003-2006) and Texas (2002-2006).

Note 9. Net Income (Loss) Per Share

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income from continuing operations before cumulative effect of change in accounting principle	$1,163	$480
Numerator for basic and diluted net income per share - net income	$1,163	$712

Denominator:
Denominator for basic net income per share - weighted average shares	93,416	91,785
Effect of dilutive securities:
Options	4,417	4,306
Restricted stock units and awards	1,143	816
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	98,976	96,907

Basic and diluted net income per share before cumulative effect of change in accounting principle	$0.01	$0.01
Basic and diluted net income per share	$0.01	$0.01

Stock options excluded (1)	1,423	958
Restricted stock units and awards excluded (1)	—	—

(1) Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 10. Supplemental Cash Flow Information

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Income taxes paid, net	603	279
Interest paid	5,232	8,611

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	222	186
Execution of capital leases	465	1,534

Note 11. Implementation of New Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Options for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first fiscal period beginning after November 15, 2007. We may choose to apply SFAS 159 to eligible items, existing as of the effective date, in the first quarter of fiscal 2008. We are currently evaluating the impact of adopting SFAS 159 on the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the first fiscal period beginning after November 15, 2007. We are required to adopt SFAS 157 in the first quarter of fiscal 2008. We are currently evaluating the impact of adopting SFAS 157 on our Condensed Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Condensed Consolidated Financial Statements upon adoption.

Note 12. Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded our best estimate of liabilities, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of March 28, 2007 and results of operations for the quarter ended March 28, 2007 compared to the quarter ended March 29, 2006. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 27, 2006.

Statements of Operations

	Quarter Ended
	March 28, 2007		March 29, 2006
	(Dollars in thousands)
Revenue:
Company restaurant sales	$215,801	91.2%	$225,022	90.7%
Franchise and license revenue	20,950	8.8%	22,963	9.3%
Total operating revenue	236,751	100.0%	247,985	100.0%

Costs of company restaurant sales (a):
Product costs	55,126	25.5%	55,729	24.8%
Payroll and benefits	92,868	43.0%	94,008	41.8%
Occupancy	13,128	6.1%	13,137	5.8%
Other operating expenses	30,313	14.0%	32,444	14.4%
Total costs of company restaurant sales	191,435	88.7%	195,318	86.8%

Costs of franchise and license revenue (a)	6,475	30.9%	7,213	31.4%

General and administrative expenses	15,926	6.7%	17,229	6.9%
Depreciation and amortization	12,878	5.4%	14,065	5.7%
Operating gains, losses and other charges, net	(2,633)	(1.1%)	(850)	(0.3%)
Total operating costs and expenses	224,081	94.6%	232,975	93.9%
Operating income	12,670	5.4%	15,010	6.1%
Other expenses:
Interest expense, net	11,341	4.8%	14,643	5.9%
Other nonoperating income, net	(197)	(0.1%)	(162)	(0.1%)
Total other expenses, net	11,144	4.7%	14,481	5.8%
Net income before income taxes and cumulative effect of change in accounting principle	1,526	0.6%	529	0.2%
Provision for income taxes	363	0.2%	49	0.0%
Net income before cumulative effect of change in accounting principle	1,163	0.5%	480	0.2%
Cumulative effect of change in accounting principle, net of tax	—	—%	232	0.1%
Net income	$1,163	0.5%	$712	0.3%

Other Data:
Company-owned average unit sales	$416.0		$419.6
Franchise average unit sales	366.5		365.7
Same-store sales increase (decrease) (company-owned) (b) (c)	(1.8%)		4.6%
Guest check average increase (c)	2.7%		8.0%
Guest count decrease (c)	(4.3%)		(3.1%)
Same-store sales increase (decrease) (franchised and licensed units) (b) (c)	(0.7%)		6.2%
__________________

(a) Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b) Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

(c) Prior year amounts have not been updated for 2007 comparable units.

Unit Activity

	March 28, 2007	March 29, 2006
Company-owned restaurants, beginning of period	521	543
Units opened	1	1
Units acquired from franchisees	1	1
Units sold to franchisees	(6)	—
Units closed	—	—
End of period	517	545

Franchised and licensed restaurants, beginning of period	1,024	1,035
Units opened	3	4
Units acquired by Company	(1)	(1)
Units purchased from Company	6	—
Units closed	(4)	(8)
End of period	1,028	1,030

Total company-owned, franchised and licensed restaurants, end of period	1,545	1,575

Quarter Ended March 28, 2007 Compared with Quarter Ended March 29, 2006

Company Restaurant Operations

During the quarter ended March 28, 2007, we realized a 1.8% decrease in same-store sales, comprised of a 2.7% increase in guest check average and a 4.3% decrease in guest counts. The increase in guest check average resulted primarily from pricing. Company restaurant sales decreased $9.2 million (4.1%).  The decrease in sales resulted primarily from the decrease in same-store sales for the current quarter and a 17 equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants primarily resulted from store closures during 2006.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.7% from 86.8%. Product costs increased to 25.5% from 24.8% due to unfavorable shifts in menu mix and modest changes in commodity costs. Payroll and benefits increased to 43.0% from 41.8% primarily as a result of wage increases. Occupancy costs increased to 6.1% from 5.8% primarily due to higher property taxes. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 28, 2007		March 29, 2006
	(Dollars in thousands)
Utilities	$10,763	5.0%	$11,648	5.2%
Repairs and maintenance	3,947	1.8%	4,312	1.9%
Marketing	7,153	3.3%	7,463	3.3%
Legal settlement costs	544	0.3%	(25)	0.0%
Other	7,906	3.7%	9,046	4.0%
Other operating expenses	$30,313	14.0%	$32,444	14.4%

The decrease in utilities is primarily the result of lower natural gas costs. The increase in legal settlement costs resulted from the favorable settlement of cases during the prior year quarter. Other expense decreased primarily as a result of $0.6 million of insurance proceeds recorded during the current period.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

	Quarter Ended
	March 28, 2007		March 29, 2006
	(Dollars in thousands)
Royalties and initial fees	$15,317	73.1%	$15,173	66.1%
Occupancy revenue	5,633	26.9%	7,790	33.9%
Franchise and license revenue	20,950	100.0%	22,963	100.0%

Occupancy costs	4,601	22.0%	5,125	22.3%
Other direct costs	1,874	8.9%	2,088	9.1%
Costs of franchise and license revenue	$6,475	30.9%	$7,213	31.4%

Royalties increased by $0.1 million, or 0.9%, primarily due to initial fees received on the six restaurants sold to franchisees, offset by the effects of a 0.7% decrease in franchisee same-store sales and an eleven equivalent-unit decrease in franchise and licensed units. The $2.2 million, or 27.7%, decline in occupancy revenue is attributable to the sale of franchise-operated real estate properties during 2006. Occupancy revenue included in franchise and license revenue for the quarter ended March 29, 2006 related to the sold properties was approximately $1.7 million. We continue to collect royalties from the franchisees operating restaurants at these properties.

Costs of franchise and license revenue decreased $0.7 million, or 10.2%, primarily due to a decrease in occupancy costs resulting from the sale of franchise-operated real estate properties during 2006. Occupancy costs related to the sold properties was approximately $0.4 million for the quarter ended March 29, 2006. As a percentage of franchise and license revenue, costs of franchise and license revenue decreased to 30.9% for the quarter ended March 28, 2007 from 31.4% for the quarter ended March 29, 2006.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Share-based compensation	$1,184	$2,432
Other general and administrative expenses	14,742	14,797
Total general and administrative expenses	$15,926	$17,229

The decrease in share-based compensation expense is primarily the result of the vesting of certain stock options and restricted stock units during the prior year.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Depreciation of property and equipment	$9,804	$11,247
Amortization of capital lease assets	1,209	1,274
Amortization of intangible assets	1,865	1,544
Total depreciation and amortization expense	$12,878	$14,065

The overall decrease in depreciation and amortization expense is primarily due to the sale of real estate properties during 2006 and 2007.

Operating gains, losses and other charges, net represent gains or losses on the sale of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Gains on sales of assets and other, net	$(3,271)	$(1,571)
Restructuring charges and exit costs	638	721
Impairment charges	—	—
Operating gains, losses and other charges, net	$(2,633)	$(850)

Gains on sales of assets and other, net of $3.3 million in the first quarter of 2007 primarily represent gains on sales of restaurant operations to franchisees and real estate related to closed restaurants and restaurants operated by franchisees.

Restructuring charges and exit costs, were comprised of the following:

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Exit costs	$147	$211
Severance and other restructuring charges	491	510
Total restructuring and exit costs	$638	$721

Operating income was $12.7 million for the quarter ended March 28, 2007 compared with $15.0 million for the quarter ended March 29, 2006.

Interest expense, net is comprised of the following:

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	4,652	7,065
Interest on capital lease liabilities	1,004	1,129
Letters of credit and other fees	594	766
Interest income	(351)	(436)
Total cash interest	10,262	12,887
Amortization of deferred financing costs	288	873
Interest accretion on other liabilities	791	883
Total interest expense, net	$11,341	$14,643

The decrease in interest expense primarily resulted from the repayments of debt made in the third and fourth quarters of 2006 and lower interest rates resulting from the refinancing of our credit facility.

The provision for income taxes was $0.4 million for the quarter ended March 28, 2007 compared with $0.1 million for the quarter ended March 29, 2006. The provision for income taxes for the first quarters of 2007 and 2006 was determined using our effective tax rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance in the first quarter of 2006, we had taken into consideration certain tax planning strategies involving the sale of appreciated properties. These tax planning strategies were discontinued in the third quarter of 2006 in light of the sale of appreciated properties during 2006. In addition, in the first quarter of 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the quarter ended March 28, 2007, we recognized approximately $0.1 million of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

As a result of adopting SFAS 123(R), we recorded a cumulative effect of change in accounting principle, net of tax of $0.2 million during the quarter ended March 29, 2006.

Net income was $1.2 million for the quarter ended March 28, 2007 compared with a net income of $0.7 million for the quarter ended March 29, 2006 due to the factors noted above.

Liquidity and Capital Resources

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 28, 2007	March 29, 2006
	(In thousands)
Net cash provided by operating activities	14,513	7,160
Net cash used in investing activities	(1,093)	(4,385)
Net cash used in financing activities	(4,481)	(1,102)
Net increase in cash and cash equivalents	8,939	1,673

Net cash flows provided by operating activities were $14.5 million for the quarter ended March 28, 2007, which represent a $7.3 million increase from the quarter ended March 29, 2006. The increase is primarily the result of timing differences related to certain operating accruals and increased deposits related to the sale of properties. We believe that our estimated cash flows from operations for 2007, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2007.

Net cash flows used in investing activities were $1.1 million for the quarter ended March 28, 2007. Our principal capital requirements have been largely associated with remodeling and maintaining our existing company-owned restaurants and facilities. Our capital expenditures for the first quarter of 2007 were $5.1 million, of which $0.5 million was financed through capital leases. Capital expenditures in the first quarter of 2007 were offset by net proceeds of $5.7 million on sales of restaurant operations to franchisees, real estate related to closed restaurants and restaurants operated by franchisees and other assets.

Cash flows used in financing activities were $4.5 million for the first quarter of 2007, which included $3.9 million of prepayments and $2.4 million of scheduled debt payments made through a combination of asset sale proceeds, as noted above, and surplus cash.

Our credit facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $241.1 million term loan and an additional $40 million letter of credit facility. At March 28, 2007, we had outstanding letters of credit of $37.7 million (comprised of $35.2 million under our letter of credit facility and $2.5 million under our revolving facility). There were no revolving loans outstanding at March 28, 2007. These balances result in availability of $4.8 million under our letter of credit facility and $47.5 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $40 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The credit facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as the sale of specified properties) typical for this type of credit facility and may make certain optional prepayments under the credit facility.

The credit facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the credit facility is secured by first-priority mortgages on 140 company-owned real estate assets. The credit facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the credit facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of March 28, 2007.

As of March 28, 2007, interest on loans under the new revolving facility are payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the new term loan and letter of credit facility will be payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 7.4% as of March 28, 2007.

Our working capital deficit was $67.1 million at March 28, 2007 compared with $73.0 million at December 27, 2006. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the term loan and revolving credit facility bear interest at variable rates based on LIBOR plus a spread of 2.00% per annum for the term loan and letter of credit facility and 2.50% per annum for the revolving credit facility.

Subsequent to the end of the first quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on $150 million of floating rate debt. Under the terms of the swap, we will pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on March 30, 2010, resulting in a fixed rate of 6.8925% on the $150 million notional amount. As of March 30, 2007, the swap effectively increases our ratio of fixed rate debt from approximately 42.1% of total debt to approximately 78.1%.

Based on the levels of borrowings under the credit facility at March 28, 2007, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $2.4 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at March 28, 2007. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $186.6 million, compared with a book value of $175.7 million at March 28, 2007. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at March 28, 2007 relates primarily to market quotations for our 10% Senior Notes due 2012.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans, and self-insurance liabilities. A 25 basis point increase in discount rate would reduce our projected benefit obligation related to our pension plan and other defined benefit plans by $1.9 million and $0.1 million, respectively, and reduce our annual net periodic benefit cost related to our pension plan by $0.1 million. A 25 basis point decrease in discount rate would increase our projected benefit obligation related to our pension plan and other defined benefit plans by $2.0 million and $0.1 million, respectively, and increase our annual net periodic benefit cost related to our pension plan by $0.1 million. The annual impact of a 25 basis point increase or decrease in discount rate on periodic benefit costs related to our other defined benefit plans would be less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase to the liabilities of $0.2 million, respectively.

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant rates and prices. We do not enter into financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Executive Vice President, Growth Initiatives and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that Denny’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Denny’s files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and customers, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded our best estimate of legal and financial liabilities, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 6.  Exhibits

a.   The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Written Description of the 2007 Corporate Incentive Program.

10.2	Written Description of the 2007 Long Term Growth Incentive Program.

10.3	Amendment No. 1 dated as of March 8, 2007 to the Amended and Restated Credit Agreement dated as of December 15, 2006 (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007).

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of F. Mark Wolfinger, Executive Vice President, Growth Initiatives and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation and F. Mark Wolfinger, Executive Vice President, Growth Initiatives and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DENNY’S CORPORATION

Date: May 1, 2007	By:	/s/ Rhonda J. Parish
Rhonda J. Parish
Executive Vice President, Chief Legal Officer and Secretary

Date: May 1, 2007	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Growth Initiatives and Chief Financial Officer