Form 10-Q
period 2007-06-27
DENNYS CORP
filed 2007-07-31
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2007

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

Yes [    ]                                                                                       No [X]

As of July 27, 2007, 93,920,452 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 27, 2007	June 28, 2006	June 27, 2007	June 28, 2006
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$218,316	$221,008	$434,117	$446,030
Franchise and license revenue	22,626	22,483	43,576	45,446
Total operating revenue	240,942	243,491	477,693	491,476
Costs of company restaurant sales:
Product costs	56,323	54,981	111,449	110,710
Payroll and benefits	91,932	91,862	184,800	185,870
Occupancy	13,024	12,589	26,152	25,726
Other operating expenses	31,782	35,882	62,095	68,326
Total costs of company restaurant sales	193,061	195,314	384,496	390,632
Costs of franchise and license revenue	6,933	7,235	13,408	14,448
General and administrative expenses	17,167	15,590	33,093	32,819
Depreciation and amortization	12,480	14,120	25,358	28,185
Operating gains, losses and other charges, net	(13,047)	(5,938)	(15,680)	(6,788)
Total operating costs and expenses	216,594	226,321	440,675	459,296
Operating income	24,348	17,170	37,018	32,180
Other expenses:
Interest expense, net	10,953	14,847	22,294	29,490
Other nonoperating expense (income), net	(228)	138	(425)	(24)
Total other expenses, net	10,725	14,985	21,869	29,466
Net income before income taxes and cumulative effect of change in accounting principle	13,623	2,185	15,149	2,714
Provision for income taxes	2,123	331	2,486	380
Net income before cumulative effect of change in accounting principle	11,500	1,854	12,663	2,334
Cumulative effect of change in accounting principle, net of tax	—	—	—	232
Net income	$11,500	$1,854	$12,663	$2,566

Basic net income per share:
Basic net income before cumulative effect of change in accounting principle, net of tax	$0.12	$0.02	$0.14	$0.03
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.00
Basic net income per share	$0.12	$0.02	$0.14	$0.03

Diluted net income per share:
Diluted net income before cumulative effect of change in accounting principle, net of tax	$0.12	$0.02	$0.13	$0.02
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01
Diluted net income per share	$0.12	$0.02	$0.13	$0.03

Weighted average shares outstanding:
Basic	93,692	92,045	93,554	91,915
Diluted	98,967	97,741	98,796	97,435

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 27, 2007	December 27, 2006
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$47,263	$26,226
Receivables, net	13,626	14,564
Inventories	8,065	8,199
Assets held for sale	4,178	4,735
Prepaid and other current assets	6,740	9,072
Total Current Assets	79,872	62,796

Property, net	216,224	236,264

Other Assets:
Goodwill	48,124	50,064
Intangible assets, net	64,873	66,882
Deferred financing costs, net	5,980	6,311
Other assets	23,570	21,595
Total Assets	$438,643	$443,912

Liabilities and Shareholders' Deficit
Current Liabilities:
Current maturities of notes and debentures	$3,941	$5,532
Current maturities of capital lease obligations	6,716	6,979
Accounts payable	36,637	42,148
Other	86,721	81,143
Total Current Liabilities	134,015	135,802

Long-Term Liabilities:
Notes and debentures, less current maturities	402,252	415,801
Capital lease obligations, less current maturities	21,828	24,948
Liability for insurance claims, less current portion	28,015	28,784
Deferred income taxes	11,759	12,126
Other noncurrent liabilities and deferred credits	47,988	50,469
Total Long-Term Liabilities	511,842	532,128
Total Liabilities	645,857	667,930

Total Shareholders’ Deficit	(207,214)	(224,018)
Total Liabilities and Shareholders’ Deficit	$438,643	$443,912

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
(Unaudited)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 27, 2006	93,186	$932	$527,911	$(735,438)	$(17,423)	$(224,018)
Comprehensive income:
Net income	—	—	—	12,663	—	12,663
Recognition of unrealized gain on hedged transactions, net of tax	—	—	—	—	1,475	1,475
Comprehensive income	—	—	—	12,663	1,475	14,138
Share-based compensation on equity classified awards	—	—	1,637	—	—	1,637
Issuance of common stock for share-based compensation	44	—	222	—	—	222
Exercise of common stock options	487	5	802	—	—	807
Balance, June 27, 2007	93,717	$937	$530,572	$(722,775)	$(15,948)	$(207,214)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Cash Flows from Operating Activities:
Net income	$12,663	$2,566
Adjustments to reconcile net income to cash flows provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(232)
Depreciation and amortization	25,358	28,185
Operating gains, losses and other charges, net	(15,680)	(6,788)
Amortization of deferred financing costs	585	1,747
Loss on early extinguishment of debt	67	—
Deferred income tax expense	2,161	—
Share-based compensation	2,319	3,673
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	938	1,552
Inventories	134	(606)
Other current assets	2,333	1,270
Other assets	(1,728)	(2,280)
Increase (decrease) in liabilities:
Accounts payable	(826)	(5,744)
Accrued salaries and vacations	(469)	(2,461)
Accrued taxes	(731)	(26)
Other accrued liabilities	6,231	(744)
Other noncurrent liabilities and deferred credits	(4,505)	(1,914)
Net cash flows provided by operating activities	28,850	18,198

Cash Flows from Investing Activities:
Purchase of property	(10,992)	(17,794)
Proceeds from disposition of property	26,888	11,765
Acquisition of restaurant units	(2,208)	(825)
Collection of note receivable payments from former subsidiary	—	1,239
Net cash flows provided by (used in) investing activities	13,688	(5,615)

Cash Flows from Financing Activities:
Long-term debt payments	(18,996)	(4,445)
Deferred financing costs paid	(321)	—
Proceeds from exercise of stock options	807	588
Net bank overdrafts	(2,991)	(1,209)
Net cash flows used in financing activities	(21,501)	(5,066)

Increase in cash and cash equivalents	21,037	7,517

Cash and Cash Equivalents at:
Beginning of period	26,226	28,236
End of period	$47,263	$35,753

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Introduction and Basis of Reporting

Denny’s Corporation, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand, or Denny’s.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 27, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2006. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 26, 2007.

Note 2.   Summary of Significant Accounting Policies

Effective December 28, 2006, the first day of fiscal 2007, we adopted the Financial Accounting Standards Board's ("FASB") Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” or FIN 48. See Note 10 to the Condensed Consolidated Financial Statements, “Income Taxes.”

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 27, 2006.

Note 3.   Assets Held for Sale

Assets held for sale of $4.2 million and $4.7 million, as of June 27, 2007 and December 27, 2006, respectively, include real estate related to closed restaurants and restaurants operated by franchisees. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 6) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of the real estate related to the certain restaurants operated by franchisees. As a result, we have classified a corresponding $2.0 million and $3.5 million of our long-term debt as a current liability in the Condensed Consolidated Balance Sheet as of June 27, 2007 and December 27, 2006, respectively. These amounts represent the net book value of the specified properties as of the balance sheet dates.

Note 4.   Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the two quarters ended June 27, 2007 are as follows:

(In thousands)
Balance at December 27, 2006	$50,064
Reversal of valuation allowance related to deferred tax assets	(2,528)
Goodwill related to acquisition of restaurant unit	588
Balance at June 27, 2007	$48,124

The following table reflects goodwill and intangible assets as of June 27, 2007 and December 27, 2006:

	June 27, 2007		December 27, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$48,124	$—	$50,064	$—

Intangible assets with indefinite lives:
Trade names	$42,375	$—	$42,323	$—
Liquor licenses	279	—	279	—
Intangible assets with definite lives:
Franchise and license agreements	62,477	40,258	65,602	41,322
Intangible assets	$105,131	$40,258	$108,204	$41,322

Note 5.   Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net represent gains or losses on the sale of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2007	June 28, 2006	June 27, 2007	June 28, 2006
	(In thousands)
Gains on sales of assets and other, net	$(14,479)	$(7,098)	$(17,750)	$(8,669)
Restructuring charges and exit costs	1,192	1,160	1,830	1,881
Impairment charges	240	—	240	—
Operating gains, losses and other charges, net	$(13,047)	$(5,938)	$(15,680)	$(6,788)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Quarter Ended June 27, 2007		Quarter Ended June 28, 2006
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$20,241	$13,659	$—	$—
Sales of other real estate assets	911	305	8,692	7,067
Recognition of deferred gains	—	515	—	31
Total	$21,152	$14,479	$8,692	$7,098

	Two Quarters Ended June 27, 2007		Two Quarters Ended June 28, 2006
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$21,853	$14,062	$—	$—
Sales of other real estate assets	5,035	3,142	11,765	8,607
Recognition of deferred gains	—	546	—	62
Total	$26,888	$17,750	$11,765	$8,669

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2007	June 28, 2006	June 27, 2007	June 28, 2006
	(In thousands)
Exit costs	$588	$275	$735	$486
Severance and other restructuring charges	604	885	1,095	1,395
Total restructuring and exit costs	$1,192	$1,160	$1,830	$1,881

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, beginning of year	$11,934
Provisions for units closed during the year	50
Changes in estimate of accrued exit costs, net	685
Payments, net	(2,509)
Accretion expense	486
Balance, end of quarter	10,646
Less current portion included in other current liabilities	2,536
Long-term portion included in other noncurrent liabilities	$8,110

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2007	$1,833
2008	2,633
2009	2,069
2010	1,713
2011	1,469
Thereafter	3,627
Total	13,344
Less imputed interest	2,698
Present value of exit cost liabilities	$10,646

At the beginning of fiscal 2007, the liability for severance and other restructuring charges was $0.5 million. During the two quarters ended June 27, 2007, an additional $1.1 million of expense was recorded and $0.7 million was paid related to these charges. The remaining balance of $0.9 million is expected to be paid during the next 12 months.

Note 6.   Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $230.6 million term loan and an additional $40 million letter of credit facility (together, the "Credit Facility"). At June 27, 2007, we had outstanding letters of credit of $37.8 million (comprised of $35.2 million under our letter of credit facility and $2.6 million under our revolving facility). There were no revolving loans outstanding at June 27, 2007. These balances result in availability of $4.8 million under our letter of credit facility and $47.4 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $40 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The Credit Facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as required payments related to asset sales) typical for this type of credit facility and may make certain optional prepayments under the Credit Facility. Upon the event of a refinancing transaction, under certain circumstances before March 8, 2008, we would be required to pay the term loan and letter of credit facility lenders a 1.0% prepayment premium.

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 132 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of June 27, 2007.

Interest on loans under the new revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Effective March 8, 2007, interest on the new term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 7.1% as of June 27, 2007. The weighted average interest rate under the term loan facility was 8.7% as of June 28, 2006.

Interest Rate Swap

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on $150 million of floating rate debt. Under the terms of the swap, we will pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. Interest rate differentials paid or received under the swap agreement will be recognized as adjustments to interest expense.

To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income. The components of the cash flow hedge included in accumulated other comprehensive income in the Condensed Consolidated Statement of Shareholders’ Deficit for the two quarters ended June 27, 2007 and June 28, 2006, are as follows:

	Two Quarters Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(170)	$(370)
Unrealized gain (loss) for changes in fair value of interest swap rates	1,645	739
Net increase in Accumulated Other Comprehensive Income, net of tax	$1,475	$369

We did not note any ineffectiveness in the hedge during the two quarters ended June 27, 2007. We do not enter into derivative financial instruments for trading or speculative purposes.

Note 7.   Defined Benefit Plans

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended by Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	June 27, 2007	June 28, 2006	June 27, 2007	June 28, 2006
	(In thousands)
Service cost	$88	$92	$—	$—
Interest cost	789	770	47	48
Expected return on plan assets	(879)	(814)	—	—
Amortization of net loss	224	252	6	6
Net periodic benefit cost	$222	$300	$53	$54

	Pension Plan		Other Defined Benefit Plans
	Two Quarters Ended		Two Quarters Ended
	June 27, 2007	June 28, 2006	June 27, 2007	June 28, 2006
	(In thousands)
Service cost	$175	$183	$—	$—
Interest cost	1,572	1,541	95	96
Expected return on plan assets	(1,764)	(1,628)	—	—
Amortization of net loss	441	503	12	12
Net periodic benefit cost	$424	$599	$107	$108

We made contributions of $1.8 million and $1.6 million to our qualified pension plan during the two quarters ended June 27, 2007 and June 28, 2006, respectively. We made contributions of $0.2 million and $0.1 million to our other defined benefit plans during the two quarters ended June 27, 2007 and June 28, 2006, respectively. We expect to contribute $1.4 million to our qualified pension plan and $0.1 million to our other defined benefit plans during the remainder of fiscal 2007.

Additional minimum pension liability of $17.4 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss as of June 27, 2007 and December 27, 2006.

Note 8.   Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 27, 2007	June 28, 2006	June 27, 2007	June 28, 2006
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$209	$(248)	$682	$818
Share based compensation related to equity classified awards:
Stock options	$421	$862	$619	$1,654
Restricted stock units	426	546	858	1,033
Board deferred stock units	79	81	160	168
Total share-based compensation related to equity classified awards	926	1,489	1,637	2,855
Total share-based compensation	$1,135	$1,241	$2,319	$3,673

During the two quarters ended June 27, 2007, we issued approximately 44,000 shares of common stock in lieu of cash to pay approximately $0.2 million of incentive compensation.

Stock Options

During the two quarters ended June 27, 2007, we granted approximately 0.7 million stock options to certain employees. The options granted vest evenly over 3 years and have a 10-year contractual life. The weighted average fair value per option of options granted during the two quarters ended June 27, 2007 was $3.08.

The fair value of the stock options granted in the period ended June 27, 2007 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants:

Two Quarters Ended
June 27, 2007
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

As of June 27, 2007, there was approximately $3.0 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 2.0 years.

Restricted Stock Units

During the two quarters ended June 27, 2007, we granted approximately 0.5 million performance shares (which are equity classified) and performance units (which are liability classified) with a grant date fair value of $4.61 per share to certain employees. The award will be earned (from 0% to 200% of the target award) based on certain operating performance measures for fiscal 2007. Once earned, the performance shares and units will vest 15% as of December 26, 2007, 35% as of December 31, 2008 and 50% as of December 30, 2009. Subsequent to the vesting periods, the earned performance shares will be paid to the holder in shares of common stock and the earned performance units will be paid to the holder in cash, provided the holder is then still employed with Denny’s or an affiliate. Compensation expense related to the award is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of the common stock on the date of grant.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	June 27, 2007	December 27, 2006
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$1,202	$848
Other noncurrent liabilities	$3,003	$2,675

Equity classified restricted stock units:
Additional paid-in capital	$4,028	$3,170

As of June 27, 2007, there was approximately $6.4 million of unrecognized compensation cost (approximately $2.0 million for liability classified units and approximately $4.4 million for equity classified units) related to all unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 2.6 years.

Board Deferred Stock Units

During the two quarters ended June 27, 2007, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted-average grant date fair value of $5.37 to non-employee members of the Board of Directors in return for attendance at non-regularly scheduled meetings. These awards are restricted in that they may not be exercised until the recipient has ceased serving as a member of the Board of Directors for Denny's.

Note 9.   Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Statement of Shareholder’s Deficit are as follows:

	June 27, 2007	December 27, 2006
	(In thousands)
Additional minimum pension liability	$(17,423)	$(17,423)
Unrealized gain on hedged transaction	1,475	—
Accumulated other comprehensive income (loss)	$(15,948)	$(17,423)

Note 10.   Income Taxes

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

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

As a result of the implementation of FIN 48, we did not recognize any change to our liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.7 million. These benefits, if recognized, would also affect our effective tax rate.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at date of adoption was less than $0.1 million.

We expect that, during the next twelve months, the liability for unrecognized tax benefits will be settled in full. We remain subject to examination for U.S. Federal taxes for 2003-2006 and in the following major state jurisdictions: California (2002-2006); Florida (2003-2006) and Texas (2002-2006).

Note 11.   Net Income Per Share

	Quarter Ended		Two Quarters Ended
	June 27, 2007	June 28, 2006	June 27, 2007	June 28, 2006
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income from continuing operations before cumulative effect of change in accounting principle	$11,500	$1,854	$12,663	$2,334
Numerator for basic and diluted net income per share - net income	$11,500	$1,854	$12,663	$2,566

Denominator:
Denominator for basic net income per share – weighted average shares	93,692	92,045	93,554	91,915
Effect of dilutive securities:
Options	4,159	4,636	4,131	4,585
Restricted stock units and awards	1,116	1,060	1,111	935
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	98,967	97,741	98,796	97,435

Basic net income per share before cumulative effect of change in accounting principle	$0.12	$0.02	$0.14	$0.03
Diluted net income per share before cumulative effect of change in accounting principle	$0.12	$0.02	$0.13	$0.02
Basic net income per share	$0.12	$0.02	$0.14	$0.03
Diluted net income per share	$0.12	$0.02	$0.13	$0.03

Stock options excluded (1)	1,853	1,580	1,799	1,378
Restricted stock units and awards excluded (1)	—	—	—	—

(1)                  Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 12.   Supplemental Cash Flow Information

	Two Quarters Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Income taxes paid, net	$1,231	$671
Interest paid	$18,144	$26,964

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$222	$209
Execution of capital leases	$597	$1,884

Note 13.   Implementation of New Accounting Standards

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

Note 14.   Commitments and Contingencies

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of June 27, 2007 and results of operations for the quarter and two quarters ended June 27, 2007 compared to the quarter and two quarters ended June 28, 2006. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 27, 2006.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 27, 2007		June 28, 2006		June 27, 2007		June 28, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenue:
Company restaurant sales	$218,316	90.6%	$221,008	90.8%	$434,117	90.9%	$446,030	90.8%
Franchise and license revenue	22,626	9.4%	22,483	9.2%	43,576	9.1%	45,446	9.2%
Total operating revenue	240,942	100.0%	243,491	100.0%	477,693	100.0%	491,476	100.0%

Costs of company restaurant sales (a):
Product costs	56,323	25.8%	54,981	24.9%	111,449	25.7%	110,710	24.8%
Payroll and benefits	91,932	42.1%	91,862	41.6%	184,800	42.6%	185,870	41.7%
Occupancy	13,024	6.0%	12,589	5.7%	26,152	6.0%	25,726	5.8%
Other operating expenses	31,782	14.6%	35,882	16.2%	62,095	14.3%	68,326	15.3%
Total costs of company restaurant sales	193,061	88.4%	195,314	88.4%	384,496	88.6%	390,632	87.6%

Costs of franchise and license revenue (a)	6,933	30.6%	7,235	32.2%	13,408	30.8%	14,448	31.8%

General and administrative expenses	17,167	7.1%	15,590	6.4%	33,093	6.9%	32,819	6.7%
Depreciation and amortization	12,480	5.2%	14,120	5.8%	25,358	5.3%	28,185	5.7%
Operating gains, losses and other charges	(13,047)	(5.4%)	(5,938)	(2.4%)	(15,680)	(3.3%)	(6,788)	(1.4%)
Total operating costs and expenses	216,594	89.9%	226,321	92.9%	440,675	92.3%	459,296	93.5%
Operating income	24,348	10.1%	17,170	7.1%	37,018	7.7%	32,180	6.5%
Other expenses:
Interest expense, net	10,953	4.5%	14,847	6.1%	22,294	4.7%	29,490	6.0%
Other nonoperating expense (income), net	(228)	(0.1%)	138	0.1%	(425)	(0.1%)	(24)	(0.0%)
Total other expenses, net	10,725	4.5%	14,985	6.2%	21,869	4.6%	29,466	6.0%
Net income before income taxes and cumulative effect of change in accounting principle	13,623	5.7%	2,185	0.9%	15,149	3.2%	2,714	0.6%
Provision for income taxes	2,123	0.9%	331	0.1%	2,486	0.5%	380	0.1%
Net income before cumulative effect of change in accounting principle	11,500	4.8%	1,854	0.8%	12,663	2.7%	2,334	0.5%
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	232	0.0%
Net income	$11,500	4.8%	$1,854	0.8%	$12,663	2.7%	$2,566	0.5%

Other Data:
Company-owned average unit sales	$427.7		$412.5		$843.7		$832.1
Franchise average units sales	379.8		362.0		746.3		727.7
Same-store sales increase (decrease) (company-owned) (b) (c)	2.8%		(0.4)%		0.5%		2.1%
Guest check average increase (c)	3.6%		4.0%		3.1%		6.0%
Guest count decrease (c)	(0.8)%		(4.2)%		(2.6)%		(3.6)%
Same-store sales increase (franchised and licensed units) (b) (c)	4.0%		1.4%		1.6%		3.7%
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

(c) Prior year amounts have not been updated for 2007 comparable units.

 Quarter Ended June 27, 2007 Compared with Quarter Ended June 28, 2006

	Quarter Ended
	June 27, 2007	June 28, 2006
Company-owned restaurants, beginning of period	517	545
Units opened	—	—
Units acquired from franchisees	—	—
Units sold to franchisees	(28)	—
Units closed	(1)	(2)
End of period	488	543

Franchised and licensed restaurants, beginning of period	1,028	1,030
Units opened	2	3
Units acquired by Company	—	—
Units purchased from Company	28	—
Units closed	(7)	(10)
End of period	1,051	1,023
Total company-owned, franchised and licensed restaurants, end of period	1,539	1,566

 Company Restaurant Operations

During the quarter ended June 27, 2007, we realized a 2.8% increase in same-store sales, comprised of a 3.6% increase in guest check average and a 0.8% decrease in guest counts. Company restaurant sales decreased $2.7 million or (1.2%). Decreased sales resulted primarily from a 25 equivalent-unit decrease in company-owned restaurants, offset by the increase in same-store sales for the current quarter.  The decrease in company-owned restaurants primarily resulted from prior year store closures and the sale of company-owned restaurants to franchisees during the current quarter.

Total costs of company restaurant sales as a percentage of company restaurant sales remained constant at 88.4%. Product costs increased to 25.8% from 24.9% due to modest changes in commodity costs and unfavorable shifts in menu mix. Payroll and benefits costs increased  to 42.1% from 41.6% primarily as a result of wage increases, offset by $0.9 million of favorable workers' compensation claims development. Occupancy costs increased to 6.0% from 5.7% primarily due to higher general liability expense.  Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	June 27, 2007		June 28, 2006
	(Dollars in thousands)
Utilities	$10,032	4.6%	$10,674	4.8%
Repairs and maintenance	4,818	2.2%	4,755	2.2%
Marketing	7,315	3.4%	7,525	3.4%
Legal	985	0.4%	3,185	1.4%
Other	8,632	4.0%	9,743	4.4%
Other operating expenses	$31,782	14.6%	$35,882	16.2%

The decrease in utilities is primarily the result of lower natural gas costs.  The decrease in legal is due to amounts recognized in the prior year for the development of certain legal cases.  The decrease in other expenses is primarily the result of decreased pre-opening costs and lower professional service fees.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	June 27, 2007		June 28, 2006
	(Dollars in thousands)
Royalties and initial fees	$16,778	74.2%	$14,979	66.6%
Occupancy revenue	5,848	25.8%	7,504	33.4%
Franchise and license revenue	22,626	100.0%	22,483	100.0%

Occupancy costs	4,932	21.8%	5,113	22.7%
Other direct costs	2,001	8.8%	2,122	9.5%
Costs of franchise and license revenue	$6,933	30.6%	$7,235	32.2%

Royalties and initial fees increased by $1.8 million, or 12.0%, primarily due to the $1.1 million increase in initial fees related to the sale of 28 company-owned restaurants to franchisees. These sales resulted in a four equivalent-unit increase in franchised and licensed units. Additionally, franchised and licensed units realized a 4.0% increase in same-store sales. The $1.7 million, or 22.1%, decline in occupancy revenue is attributable to the sale of franchise-operated real estate properties during 2006 and 2007. Occupancy revenue included in franchise and license revenue for the quarter ended June 28, 2006 related to the sold properties was approximately $1.7 million. We continue to collect royalties from the franchisees operating restaurants at these properties.

Costs of franchise and license revenue decreased $0.3 million or 4.2%, primarily due to a decrease in occupancy costs resulting from the sale of franchise-operated real estate properties during 2006 and 2007. Occupancy costs related to the sold properties was approximately $0.2 million for the quarter ended June 28, 2006. As a percentage of franchise and license revenue, costs of franchise and license revenue decreased to 30.6% for the quarter ended June 27, 2007 from 32.2% for the quarter ended June 28, 2006.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Share-based compensation	$1,135	$1,241
General and administrative expenses	16,032	14,349
Total general and administrative expenses	$17,167	$15,590

The increase in general and administrative expenses is primarily the result of higher incentive compensation expense.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Depreciation of property and equipment	$9,632	$11,139
Amortization of capital lease assets	1,216	1,295
Amortization of intangible assets	1,632	1,686
Total depreciation and amortization expense	$12,480	$14,120

The overall decrease in depreciation and amortization expense is primarily due to the sale of real estate properties during 2006 and 2007.

Operating gains, losses and other charges, net represent gains or losses on the sale of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Quarter Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Gains on sales of assets and other, net	$(14,479)	$(7,098)
Restructuring charges and exit costs	1,192	1,160
Impairment charges	240	—
Operating gains, losses and other charges, net	$(13,047)	$(5,938)

Gains on sales of assets and other, net of $14.5 million in the second quarter of 2007 include gains on sales of restaurant operations to franchisees and gains on real estate related to closed restaurants and restaurants operated by franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Exit costs	$588	$275
Severance and other restructuring charges	604	885
Total restructuring and exit costs	$1,192	$1,160

Operating income was $24.3 million for the quarter ended June 27, 2007 compared with $17.2 million for the quarter ended June 28, 2006.

Interest expense, net is comprised of the following:

	Quarter Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	4,201	7,386
Interest on capital lease liabilities	995	1,099
Letters of credit and other fees	590	730
Interest income	(321)	(480)
Total cash interest	9,828	13,098
Amortization of deferred financing costs	297	874
Interest accretion on other liabilities	828	875
Total interest expense, net	$10,953	$14,847

The decrease in interest expense primarily resulted from the repayments of debt made in the third and fourth quarters of 2006 and lower interest rates resulting from the refinancing of our credit facility.

The provision for income taxes was $2.1 million for the quarter ended June 27, 2007 compared with $0.3 million for the quarter ended June 28, 2006. The provision for income taxes for the second quarter of 2007 was determined using our effective tax rate estimated for the entire fiscal year. The quarter ended June 27, 2007 also included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us in the second quarter of 2007. The provision for income taxes for the second quarter of 2006 primarily represents gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in income before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance in the second quarter of 2006, we had taken into consideration certain tax planning strategies involving the sale of appreciated properties. These tax planning strategies were discontinued in the third quarter of 2006 in light of the sale of appreciated properties during 2006. In addition, in the second quarter of 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the quarter ended June 27, 2007, we recognized approximately $2.4 million of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

Net income was $11.5 million for the quarter ended June 27, 2007 compared with $1.9 million for the quarter ended June 28, 2006 due to the factors noted above.

Two Quarters Ended June 27, 2007 Compared with Two Quarters Ended June 28, 2006

	Two Quarters Ended
	June 27, 2007	June 28, 2006
Company-owned restaurants, beginning of period	521	543
Units opened	1	1
Units acquired from franchisees	1	1
Units sold to franchisees	(34)	—
Units closed	(1)	(2)
End of period	488	543

Franchised and licensed restaurants, beginning of period	1,024	1,035
Units opened	5	7
Units acquired by Company	(1)	(1)
Units purchased from Company	34	—
Units closed	(11)	(18)
End of period	1,051	1,023
Total company-owned, franchised and licensed restaurants, end of period	1,539	1,566

Company Restaurant Operations

During the two quarters ended June 27, 2007, we realized a 0.5% increase in same-store sales, comprised of a 3.1% increase in guest check average and a 2.6% decrease in guest counts. Company restaurant sales decreased $11.9 million or (2.7%). Decreased sales resulted primarily from a 21 equivalent-unit decrease in company-owned restaurants, offset by the increase in same-store sales for the current year. The decrease in company-owned restaurants primarily resulted from prior year store closures and the sale of company-owned restaurants to franchisees during the two quarters ended June 27, 2007.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.6% from 87.6%. Product costs increased to 25.7% from 24.8% due to modest changes in commodity costs and unfavorable shifts in menu mix. Payroll and benefits increased to 42.6% from 41.7% primarily as a result of wage increases, offset by $0.9 million of favorable workers' compensation claims development. Occupancy costs increased to 6.0% from 5.8% primarily due to increased general liability expense. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Two Quarters Ended
	June 27, 2007		June 28, 2006
	(Dollars in thousands)
Utilities	$20,795	4.8%	$22,322	5.0%
Repairs and maintenance	8,765	2.0%	9,067	2.0%
Marketing	14,468	3.3%	14,988	3.4%
Legal	1,530	0.4%	3,160	0.7%
Other	16,537	3.8%	18,789	4.2%
Other operating expenses	$62,095	14.3%	$68,326	15.3%

The decrease in utilities is primarily the result of lower natural gas costs. The decrease in legal is due to amounts recognized in the prior year for the development of certain legal cases. The decrease in other expenses is primarily the result of decreased pre-opening costs and lower professional service fees.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Two Quarters Ended
	June 27, 2007		June 28, 2006
	(Dollars in thousands)
Royalties and initial fees	$32,095	73.7%	$30,152	66.3%
Occupancy revenue	11,481	26.3%	15,294	33.7%
Franchise and license revenue	43,576	100.0%	45,446	100.0%

Occupancy costs	9,534	21.9%	10,238	22.5%
Other direct costs	3,874	8.9%	4,210	9.3%
Costs of franchise and license revenue	$13,408	30.8%	$14,448	31.8%

Royalties and initial fees increased by $1.9 million, or 6.4%, primarily due to the $1.4 million increase in initial fees related to the sale of 34 company-owned restaurants to franchisees. Additionally, franchised and licensed units realized a 1.6% increase in same-store sales. These increases were partially offset by the effects of a three equivalent-unit decrease in franchise and licensed units. The $3.8 million, or 24.9%, decline in occupancy revenue is attributable to the sale of franchise-operated real estate properties during 2006 and 2007. Occupancy revenue included in franchise and license revenue for the two quarters ended June 28, 2006 related to the sold properties was approximately $3.4 million. We continue to collect royalties from the franchisees operating restaurants at these properties.

Costs of franchise and license revenue decreased by $1.0 million, or 7.2%, primarily due to a decrease in occupancy costs resulting from the sale of franchise-operated real estate properties during 2006 and 2007. Occupancy costs related to the sold properties was approximately $0.6 million for the two quarters ended June 28, 2006. As a percentage of franchise and license revenue, costs of franchise and license revenue decreased to 30.8% for the two quarters ended June 27, 2007 from 31.8% for the two quarters ended June 28, 2006.

Other Operating Costs and Expenses

General and administrative expenses are comprised of the following:

	Two Quarters Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Share-based compensation	$2,319	$3,673
General and administrative expenses	30,774	29,146
Total general and administrative expenses	$33,093	$32,819

The increase general and administrative expenses is primarily the result of an increase in payroll costs due to investments in corporate staffing and higher incentive compensation expense. The decrease in share-based compensation expense is primarily the result of the vesting of certain stock options and restricted stock units during the prior year.

Depreciation and amortization is comprised of the following:

	Two Quarters Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Depreciation of property and equipment	$19,436	$22,386
Amortization of capital lease assets	2,425	2,569
Amortization of intangible assets	3,497	3,230
Total depreciation and amortization expense	$25,358	$28,185

The overall decrease in depreciation and amortization expense is primarily due to the sale of real estate properties during 2006 and 2007.

Operating gains, losses and other charges, net represent gains or losses on the sale of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Two Quarters Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Gains on sales of assets and other, net	$(17,750)	$(8,669)
Restructuring charges and exit costs	1,830	1,881
Impairment charges	240	—
Operating gains, losses and other charges, net	$(15,680)	$(6,788)

Gains on sales of assets and other, net of $17.8 million for the two quarters ended June 27, 2007 include gains on sales of restaurant operations to franchisees and gains on real estate related to closed restaurants and restaurants operated by franchisees.

Restructuring charges and exit costs were comprised of the following:

	Two Quarters Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Exit costs	$735	$486
Severance and other restructuring charges	1,095	1,395
Total restructuring and exit costs	$1,830	$1,881

Operating income was $37.0 million for the two quarters ended June 27, 2007 compared with $32.2 million for the two quarters ended June 28, 2006.

Interest expense, net is comprised of the following:

	Two Quarters Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Interest on senior notes	$8,726	$8,726
Interest on credit facilities	8,853	14,451
Interest on capital lease liabilities	1,999	2,228
Letters of credit and other fees	1,183	1,496
Interest income	(672)	(916)
Total cash interest	20,089	25,985
Amortization of deferred financing costs	585	1,747
Interest accretion on other liabilities	1,620	1,758
Total interest expense, net	$22,294	$29,490

The increase in interest expense primarily resulted from the effect of higher interest rates on the variable-rate portion of our credit facilities.

The provision for income taxes was $2.5 million for the two quarters ended June 27, 2007 compared with $0.4 million for the two quarters ended June 28, 2006. The provision for income taxes for the two quarters ended June 27, 2007 was determined using our effective tax rate estimated for the entire fiscal year. The two quarters ended June 27, 2007 also included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007. The provision for income taxes for the two quarters ended June 28, 2006 primarily represents gross receipts-based state and foreign income taxes which do not directly fluctuate in relation to changes in income before income taxes. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance in the two quarters ended June 28, 2006, we had taken into consideration certain tax planning strategies involving the sale of appreciated properties. These tax planning strategies were discontinued in the third quarter of 2006 in light of the sale of appreciated properties during 2006. In addition, in the two quarters ended June 27, 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the two quarters ended June 27, 2007, we recognized approximately $2.5 million of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

As a result of adopting SFAS 123(R), we recorded a cumulative effect of change in accounting principle, net of tax of $0.2 million during the two quarters ended June 28, 2006.

Net income was $12.7 million for the two quarters ended June 27, 2007 compared with $2.6 million for the two quarters ended June 28, 2006 due to the factors noted above.

Liquidity and Capital Resources

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 27, 2007	June 28, 2006
	(In thousands)
Net cash provided by operating activities	$28,850	$18,198
Net cash provided by (used in) investing activities	13,688	(5,615)
Net cash used in financing activities	(21,501)	(5,066)
Net increase in cash and cash equivalents	$21,037	$7,517

Net cash flows provided by operating activities were $28.9 million for the two quarters ended June 27, 2007, which represent a $10.7 million increase from the two quarters ended June 28, 2006. The increase is primarily the result of timing differences related to certain operating accruals. We believe that our estimated cash flows from operations for 2007, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2007.

Net cash flows provided by investing activities were $13.7 million for the two quarters ended June 27, 2007. These cash flows primarily represent net proceeds of $26.9 million on sales of restaurant operations to franchisees, real estate related to closed restaurants and restaurants operated by franchisees and other assets. The proceeds were offset by capital expenditures of $11.6 million for the two quarters ended June 27, 2007, of which $0.6 million was financed through capital leases. Our principal capital requirements have been largely associated with remodeling and maintaining our existing company-owned restaurants and facilities.

Cash flows used in financing activities were $21.5 million for the two quarters ended June 27, 2007, which included $13.9 million of prepayments and $5.1 million of scheduled debt payments made through a combination of asset sale proceeds, as noted above, and surplus cash.

Our credit facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $230.6 million term loan and an additional $40 million letter of credit facility. At June 27, 2007, we had outstanding letters of credit of $37.8 million (comprised of $35.2 million under our letter of credit facility and $2.6 million under our revolving facility). There were no revolving loans outstanding at June 27, 2007. These balances result in availability of $4.8 million under our letter of credit facility and $47.4 million under the revolving facility.

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

The credit facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the credit facility is secured by first-priority mortgages on 132 company-owned real estate assets. The credit facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the credit facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of June 27, 2007.

As of June 27, 2007, interest on loans under the new revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the new term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 7.1% as of June 27, 2007.

Our working capital deficit was $54.1 million at June 27, 2007 compared with $73.0 million at December 27, 2006. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

See Notes 2, 10 and 13 to our Condensed Consolidated Financial Statements.

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

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on $150 million of floating rate debt. Under the terms of the swap, we pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from a counterparty based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. As of June 30, 2007, the swap effectively increases our ratio of fixed rate debt from approximately 43% of total debt to approximately 80% of total debt.

Based on the levels of borrowings under the credit facility at June 27, 2007, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.8 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at June 27, 2007. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $184.0 million, compared with a book value of $175.6 million at June 27, 2007. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at June 27, 2007 relates primarily to market quotations for our 10% Senior Notes due 2012.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Denny’s Corporation was held on Wednesday, May 23, 2007, and the following matters were voted on by the stockholders of Denny’s Corporation:

(i)	Election of Directors
	Name	Votes For	Votes Against or Withheld

	Vera K. Farris	89,020,362	390,573
	Brenda J. Lauderback	84,349,117	5,061,818
	Nelson J. Marchioli	89,167,011	243,924
	Robert E. Marks	89,142,581	268,354
	Michael Montelongo	89,157,497	253,438
	Henry Nasella	89,145,190	265,745
	Donald R. Shepherd	89,093,630	317,305
	Debra Smithart-Oglesby	89,148,001	262,934

(ii)	Ratification of the Selection of KPMG LLP as the independent registered public accounting firm for the 2007 fiscal year
	Votes For	Votes Against	Votes Abstaining

	88,746,305	621,569	43,061

(iii)	Stockholder Proposal requesting a report on the use of controlled-atmosphere killing by poultry suppliers
	Votes For	Votes Against	Votes Abstaining

	1,809,184	65,653,653	4,675,478

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

DENNY'S CORPORATION

Date: July 31, 2007	By:	/s/ Rhonda J. Parish
Rhonda J. Parish
Executive Vice President, Chief Legal Officer and Secretary

Date: July 31, 2007	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Growth Initiatives and Chief Financial Officer

Date: July 31, 2007	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller