Form 10-Q
period 2007-09-26
DENNYS CORP
filed 2007-11-01
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2007

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

Yes [    ]                        No [X]

As of October 26, 2007, 94,248,232 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$216,792	$234,705	$650,909	$680,735
Franchise and license revenue	24,617	23,491	68,193	68,937
Total operating revenue	241,409	258,196	719,102	749,672
Costs of company restaurant sales:
Product costs	55,520	59,509	166,969	170,219
Payroll and benefits	88,341	95,627	273,141	281,497
Occupancy	13,193	12,893	39,345	38,619
Other operating expenses	33,842	34,250	95,937	102,576
Total costs of company restaurant sales	190,896	202,279	575,392	592,911
Costs of franchise and license revenue	6,858	6,772	20,266	21,220
General and administrative expenses	15,974	16,440	49,067	49,259
Depreciation and amortization	12,117	13,812	37,475	41,997
Operating gains, losses and other charges, net	(747)	(36,703)	(16,427)	(43,491)
Total operating costs and expenses	225,098	202,600	665,773	661,896
Operating income	16,311	55,596	53,329	87,776
Other expenses:
Interest expense, net	10,489	14,959	32,783	44,449
Other nonoperating expense (income), net	34	1,499	(391)	1,475
Total other expenses, net	10,523	16,458	32,392	45,924
Net income before income taxes and cumulative effect of change in accounting principle	5,788	39,138	20,937	41,852
Provision for income taxes	451	13,635	2,937	14,015
Net income before cumulative effect of change in accounting principle	5,337	25,503	18,000	27,837
Cumulative effect of change in accounting principle, net of tax	—	—	—	232
Net income	$5,337	$25,503	$18,000	$28,069

Basic net income per share:
Basic net income before cumulative effect of change in accounting principle, net of tax	$0.06	$0.28	$0.19	$0.30
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.00
Basic net income per share	$0.06	$0.28	$0.19	$0.30

Diluted net income per share:
Diluted net income before cumulative effect of change in accounting principle, net of tax	$0.05	$0.26	$0.18	$0.29
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.00
Diluted net income per share	$0.05	$0.26	$0.18	$0.29

Weighted average shares outstanding:
Basic	93,915	92,348	93,674	92,060
Diluted	98,605	96,498	98,770	97,184

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 26, 2007	December 27, 2006
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$29,075	$26,226
Receivables, net	12,580	14,564
Inventories	7,693	8,199
Assets held for sale	4,421	4,735
Prepaid and other current assets	9,567	9,072
Total Current Assets	63,336	62,796

Property, net of accumulated depreciation of $340.3 million and $352.7 million, respectively	208,455	236,264

Other Assets:
Goodwill	47,779	50,064
Intangible assets, net	63,812	66,882
Deferred financing costs, net	5,619	6,311
Other assets	23,929	21,595
Total Assets	$412,930	$443,912

Liabilities and Shareholders' Deficit
Current Liabilities:
Current maturities of notes and debentures	$3,121	$5,532
Current maturities of capital lease obligations	6,198	6,979
Accounts payable	37,278	42,148
Other	82,119	81,143
Total Current Liabilities	128,716	135,802

Long-Term Liabilities:
Notes and debentures, less current maturities	377,479	415,801
Capital lease obligations, less current maturities	21,294	24,948
Liability for insurance claims, less current portion	27,637	28,784
Deferred income taxes	11,792	12,126
Other noncurrent liabilities and deferred credits	47,117	50,469
Total Long-Term Liabilities	485,319	532,128
Total Liabilities	614,035	667,930

Commitments and contingencies

Total Shareholders’ Deficit	(201,105)	(224,018)
Total Liabilities and Shareholders’ Deficit	$412,930	$443,912

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
 (Unaudited)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 27, 2006	93,186	$932	$527,911	$(735,438)	$(17,423)	$(224,018)
Comprehensive income:
Net income	—	—	—	18,000	—	18,000
Recognition of unrealized gain on hedged transactions, net of tax	—	—	—	—	1,172	1,172
Comprehensive income	—	—	—	18,000	1,172	19,172
Share-based compensation on equity classified awards	—	—	2,342	—	—	2,342
Issuance of common stock for share-based compensation	247	2	220	—	—	222
Exercise of common stock options	709	7	1,170	—	—	1,177
Balance, September 26, 2007	94,142	$941	$531,643	$(717,438)	$(16,251)	$(201,105)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Cash Flows from Operating Activities:
Net income	$18,000	$28,069
Adjustments to reconcile net income to cash flows provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(232)
Depreciation and amortization	37,475	41,997
Operating gains, losses and other charges, net	(16,427)	(43,491)
Amortization of deferred financing costs	886	2,621
Loss on early extinguishment of debt	207	1,629
Deferred income tax benefit	2,539	12,805
Share-based compensation	3,000	5,371
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	3,216	2,044
Inventories	506	86
Other current assets	(495)	(2,026)
Other assets	(2,644)	(2,033)
Increase (decrease) in liabilities:
Accounts payable	(2,530)	(5,724)
Accrued salaries and vacations	(5,696)	(8,384)
Accrued taxes	119	2,111
Other accrued liabilities	2,990	(5,751)
Other noncurrent liabilities and deferred credits	(5,702)	(1,872)
Net cash flows provided by operating activities	35,444	27,220

Cash Flows from Investing Activities:
Purchase of property	(18,807)	(24,918)
Proceeds from disposition of property	35,017	76,970
Acquisition of restaurant units	(2,208)	(825)
Collection of note receivable payments from former subsidiary	—	4,870
Net cash flows provided by investing activities	14,002	56,097

Cash Flows from Financing Activities:
Long-term debt payments	(46,468)	(86,484)
Deferred financing costs paid	(401)	—
Proceeds from exercise of stock options	918	712
Net bank overdrafts	(646)	278
Net cash flows used in financing activities	(46,597)	(85,494)

Increase (decrease) in cash and cash equivalents	2,849	(2,177)

Cash and Cash Equivalents at:
Beginning of period	26,226	28,236
End of period	$29,075	$26,059

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Introduction and Basis of Presentation

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

Note 3.   Assets Held for Sale

Assets held for sale of $4.4 million and $4.7 million, as of September 26, 2007 and December 27, 2006, respectively, include restaurants to be sold to franchisees and cetain real estate properties. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 6) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of the real estate related to certain restaurants operated by franchisees. As a result, we have classified a corresponding $1.4 million and $3.5 million of our long-term debt as a current liability in the Condensed Consolidated Balance Sheet as of September 26, 2007 and December 27, 2006, respectively. These amounts represent the net book value of the specified properties as of the balance sheet dates. As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.2 million for the quarter and three quarters ended September 26, 2007.  This expense is included as a component of operating gains, losses and other charges, net in the Condensed Consolidated Statement of Operations. See Note 5 to our Condensed Consolidated Financial Statements.

Note 4.   Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the three quarters ended September 26, 2007 are as follows:

(In thousands)
Balance at December 27, 2006	$50,064
Reversal of valuation allowance related to deferred tax assets (Note 10)	(2,873)
Goodwill related to acquisition of restaurant unit	588
Balance at September 26, 2007	$47,779

The following table reflects goodwill and intangible assets as of September 26, 2007 and December 27, 2006:

	September 26, 2007		December 27, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$47,779	$—	$50,064	$—

Intangible assets with indefinite lives:
Trade names	$42,381	$—	$42,323	$—
Liquor licenses	279	—	279	—
Intangible assets with definite lives:
Franchise and license agreements	62,477	41,325	65,602	41,322
Intangible assets	$105,137	$41,325	$108,204	$41,322

Note 5.   Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net represent gains or losses on the sale of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
	(In thousands)
Gains on sales of assets and other, net	$(4,628)	$(38,995)	$(22,378)	$(47,664)
Restructuring charges and exit costs	3,701	1,461	5,531	3,342
Impairment charges	180	831	420	831
Operating gains, losses and other charges, net	$(747)	$(36,703)	$(16,427)	$(43,491)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Quarter Ended September 26, 2007		Quarter Ended September 27, 2006
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$8,748	$2,825	$—	$—
Sales of other real estate assets	353	353	65,800	38,964
Recognition of deferred gains	—	1,450	—	31
Total	$9,101	$4,628	$65,800	$38,995

	Three Quarters Ended September 26, 2007		Three Quarters Ended September 27, 2006
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$30,601	$16,887	$—	$—
Sales of other real estate assets	5,388	3,495	77,565	47,572
Recognition of deferred gains	—	1,996	—	92
Total	$35,989	$22,378	$77,565	$47,664

During the quarter and three quarters ended September 26, 2007, we completed and closed the sale of 22 and 56 restaurant operations and certain related real estate, respectively, as part of our Franchise Growth Initiative.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
	(In thousands)
Exit costs	$276	$1,167	$1,011	$1,653
Severance and other restructuring charges	3,425	294	4,520	1,689
Total restructuring and exit costs	$3,701	$1,461	$5,531	$3,342

Severance and other restructuring charges of $3.4 million for the quarter ended September 26, 2007 primarily resulted from $1.9 million in severance costs related to the reorganization of the field management structure, which led to the elimination of 80 to 90 out-of-restaurant operational positions. Of these eliminations, approximately 30 employees were reassigned to other positions within the Company.

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, beginning of year	$11,934
Provisions for units closed during the year	50
Changes in estimate of accrued exit costs, net (1)	961
Provisions for sublease losses related to the sale of restaurant operations to franchisees	740
Payments, net	(3,811)
Interest accretion	743
Balance, end of quarter	10,617
Less current portion included in other current liabilities	2,033
Long-term portion included in other noncurrent liabilities	$8,584

(1)    Included as a component of gains on sales of assets.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2007	$609
2008	2,714
2009	2,094
2010	1,786
2011	1,570
Thereafter	4,926
Total	13,699
Less imputed interest	3,082
Present value of exit cost liabilities	$10,617

At the beginning of fiscal 2007, the liability for severance and other restructuring charges was $0.5 million. During the three quarters ended September 26, 2007, an additional $4.5 million of expense was recorded and $2.4 million was paid related to these charges. The remaining balance of $2.6 million is expected to be paid during the next 12 months.

Note 6.   Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $205.0 million term loan and an additional $40 million letter of credit facility (together, the "Credit Facility"). At September 26, 2007, we had outstanding letters of credit of $37.8 million (comprised of $37.6 million under our letter of credit facility and $0.2 million under our revolving facility). There were no revolving loans outstanding at September 26, 2007. These balances result in availability of $2.4 million under our letter of credit facility and $49.8 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 130 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of September 26, 2007.

Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Effective March 8, 2007, interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 7.1% as of September 26, 2007. The weighted average interest rate under our previous term loan facility was 9.1% as of September 27, 2006.

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

To the extent the swap is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap are not included in current earnings but are reported as other comprehensive income (loss). The components of the cash flow hedge included in accumulated other comprehensive loss, net in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss for the three quarters ended September 26, 2007 and September 27, 2006, are as follows:

	Three Quarters Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Net interest (income) expense recognized as a result of interest rate swap	$(347)	$(697)
Unrealized gain (loss) for changes in fair value of interest swap rates	1,519	508
Net increase in Accumulated Other Comprehensive Income, net of tax	$1,172	$(189)

We did not note any ineffectiveness in the hedge during the three quarters ended September 26, 2007. We do not enter into derivative financial instruments for trading or speculative purposes.

Note 7.   Defined Benefit Plans

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended by Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
	(In thousands)
Service cost	$88	$91	$—	$—
Interest cost	786	771	48	48
Expected return on plan assets	(883)	(814)	—	—
Amortization of net loss	221	251	5	7
Net periodic benefit cost	$212	$299	$53	$55

	Pension Plan		Other Defined Benefit Plans
	Three Quarters Ended		Three Quarters Ended
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
	(In thousands)
Service cost	$263	$274	$—	$—
Interest cost	2,358	2,312	143	144
Expected return on plan assets	(2,647)	(2,442)	—	—
Amortization of net loss	662	754	17	19
Net periodic benefit cost	$636	$898	$160	$163

We made contributions of $2.8 million and $3.1 million to our pension plan during the three quarters ended September 26, 2007 and September 27, 2006, respectively. We made contributions of $0.2 million and $0.3 million to our other defined benefit plans during the three quarters ended September 26, 2007 and September 27, 2006, respectively. We expect to contribute $0.7 million to our pension plan and $0.1 million to our other defined benefit plans during the remainder of fiscal 2007.

Additional minimum pension liability of $17.4 million is reported as a component of accumulated other comprehensive loss, net in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss as of September 26, 2007 and December 27, 2006.

Note 8.   Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006

Share-based compensation related to liability classified restricted stock units	$(24)	$374	$658	$1,192
Share-based compensation related to equity classified awards:
Stock options	$448	$849	$1,067	$2,503
Restricted stock units	176	401	1,034	1,434
Board deferred stock units	81	74	241	242
Total share-based compensation related to equity classified awards	705	1,324	2,342	4,179
Total share-based compensation	$681	$1,698	$3,000	$5,371

Stock Options

During the three quarters ended September 26, 2007, we granted approximately 0.7 million stock options to certain employees. The options granted vest evenly over 3 years and have a 10-year contractual life. The weighted average fair value per option for options granted during the three quarters ended September 26, 2007 was $3.07.

The fair value of the stock options granted in the period ended September 26, 2007 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the three quarters ended September 26, 2007:

Dividend yield	0.0%
Expected volatility	67.5%
Risk-free interest rate	4.6%
Weighted-average expected term	6.0 years

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

As of September 26, 2007, we had approximately $2.3 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 2.0 years.

Restricted Stock Units

During the three quarters ended September 26, 2007, we granted approximately 0.5 million performance shares (which are equity classified) and 0.5 million performance units (which are liability classified) with a grant date fair value of $4.61 per share to certain employees. The award will be earned (from 0% to 200% of the target award) based on certain operating performance measures for fiscal 2007. Once earned, the performance shares and units will vest 15% as of December 26, 2007, 35% as of December 31, 2008 and 50% as of December 30, 2009. Subsequent to the vesting periods, the earned performance shares will be paid to the holder in shares of common stock and the earned performance units will be paid to the holder in cash, provided the holder is then still employed with Denny’s or an affiliate. Compensation expense related to the award is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of the common stock on the date of grant.

In addition, during the quarter ended September 26, 2007, we granted approximately 0.1 million stock-settled restricted stock units (which are equity classified) and 0.1 million cash-settled restricted stock units (which are liability classified) with a grant date fair value of $4.55 per share to the Company's Chief Financial Officer. The stock-settled and cash-settled units will vest in 20% annual increments between July 9, 2008 and July 9, 2012.  The vested stock-settled units will be paid in shares of common stock on July 9, 2012 and the vested cash-settled units will be paid in cash as of each vesting period, provided that he is then still employed with Denny's or an affiliate, previously terminated due to death or disability or previously terminated within two years following a change in control by the Company without cause or by grantee for good reason.

During the quarter ended September 26, 2007, we made payments of $0.9 million (before taxes) in cash and issued 0.2 million shares of common stock related to the 0.4 million restricted stock units that vested as of June 30, 2007.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	September 26, 2007	December 27, 2006
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$1,087	$848
Other noncurrent liabilities	$2,162	$2,675

Equity classified restricted stock units:
Additional paid-in capital	$3,301	$3,170

As of September 26, 2007, we had approximately $5.5 million of unrecognized compensation cost (approximately $1.8 million for liability classified units and approximately $3.7 million for equity classified units) related to all unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 2.3 years.

Board Deferred Stock Units

During the three quarters ended September 26, 2007, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted-average grant date fair value of $5.35 per unit to non-employee members of the Board of Directors. These awards are restricted in that they may not be exercised until the recipient has ceased serving as a member of the Board of Directors for Denny's.

Note 9.   Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Total comprehensive income was $5.0 million and $19.2 million for the quarter and three quarters ended September 26, 2007.  Total comprehensive income was $24.9 million and $27.9 million for the quarter and three quarters ended September 27, 2006.

The components of Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss are as follows:

	September 26, 2007	December 27, 2006
	(In thousands)
Additional minimum pension liability	$(17,423)	$(17,423)
Unrealized gain on hedged transaction	1,172	—
Accumulated other comprehensive income (loss)	$(16,251)	$(17,423)

Note 10.   Income Taxes

The provision for income taxes was $0.5 million and $2.9 million for the quarter and three quarters ended September 26, 2007, respectively, compared with $13.6 million and $14.0 million for the quarter and three quarters ended September 27, 2006, respectively. The provision for income taxes for the three quarters ended September 26, 2007 and September 27, 2006 were determined using our effective tax rate estimated for the entire fiscal year, excluding the impact of certain discrete items that were recognized entirely during the quarter ended September 27, 2006. The provision for income taxes for the three quarters ended September 26, 2007 also included recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. These tax planning strategies were discontinued in the third quarter of 2006 in light of the sale of appreciated properties during 2006. In addition, during 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the quarter and three quarters ended September 26, 2007, we recognized approximately $0.4 million and $2.9 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

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

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

As a result of the implementation of FIN 48, we did not recognize any change to our liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.7 million. These benefits, if recognized, would also affect our effective tax rate.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at the date of adoption was less than $0.1 million.

We expect that, during the next twelve months, the liability for unrecognized tax benefits will be settled in full. We remain subject to examination for U.S. federal taxes for 2004-2006 and in the following major state jurisdictions: California (2003-2006); Florida (2004-2006) and Texas (2002-2006).

Note 11.   Net Income (Loss) Per Share

	Quarter Ended		Three Quarters Ended
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income from continuing operations before cumulative effect of change in accounting principle	$5,337	$25,503	$18,000	$27,837
Numerator for basic and diluted net income per share - net income	$5,337	$25,503	$18,000	$28,069

Denominator:
Denominator for basic net income per share - weighted average shares	93,915	92,348	93,674	92,060
Effect of dilutive securities:
Options	3,737	3,513	4,073	4,276
Restricted stock units and awards	953	637	1,023	848
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	98,605	96,498	98,770	97,184

Basic net income per share before cumulative effect of change in accounting principle	$0.06	$0.28	$0.19	$0.30
Diluted net income per share before cumulative effect of change in accounting principle	$0.05	$0.26	$0.18	$0.29
Basic net income per share	$0.06	$0.28	$0.19	$0.30
Diluted net income per share	$0.05	$0.26	$0.18	$0.29

Stock options excluded (1)	2,109	1,570	1,861	1,442

(1)    Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 12.   Supplemental Cash Flow Information

	Three Quarters Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Income taxes paid, net	$1,381	$864
Interest paid	$23,840	$36,556

Noncash investing activities:
Net proceeds receivable from disposition of property	$972	$595

Noncash financing activities:
Net proceeds receivable from stock option exercises	$260	$—
Issuance of common stock, pursuant to stock-based compensation plans	$1,125	$1,027
Execution of capital leases	$1,430	$2,890

Note 13.   Implementation of New Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Options for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first fiscal period beginning after November 15, 2007. We may choose to apply SFAS 159 to eligible items, existing as of the effective date, in the first quarter of fiscal 2008. While we continue to review the provisions of SFAS 159, we have not yet identified any assets or liabilities for which we currently believe we will elect the fair value reporting option.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of September 26, 2007 and results of operations for the quarter and three quarters ended September 26, 2007 compared to the quarter and three quarters ended September 27, 2006. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 27, 2006.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 26, 2007		September 27, 2006		September 26, 2007		September 27, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenue:
Company restaurant sales	$216,792	89.8%	$234,705	90.9%	$650,909	90.5%	$680,735	90.8%
Franchise and license revenue	24,617	10.2%	23,491	9.1%	68,193	9.5%	68,937	9.2%
Total operating revenue	241,409	100.0%	258,196	100.0%	719,102	100.0%	749,672	100.0%

Costs of company restaurant sales (a):
Product costs	55,520	25.6%	59,509	25.4%	166,969	25.7%	170,219	25.0%
Payroll and benefits	88,341	40.7%	95,627	40.7%	273,141	42.0%	281,497	41.4%
Occupancy	13,193	6.1%	12,893	5.5%	39,345	6.0%	38,619	5.7%
Other operating expenses	33,842	15.6%	34,250	14.6%	95,937	14.7%	102,576	15.1%
Total costs of company restaurant sales	190,896	88.1%	202,279	86.2%	575,392	88.4%	592,911	87.1%

Costs of franchise and license revenue (a)	6,858	27.9%	6,772	28.8%	20,266	29.7%	21,220	30.8%

General and administrative expenses	15,974	6.6%	16,440	6.4%	49,067	6.8%	49,259	6.6%
Depreciation and amortization	12,117	5.0%	13,812	5.3%	37,475	5.2%	41,997	5.6%
Operating gains, losses and other charges	(747)	(0.3%)	(36,703)	(14.2%)	(16,427)	(2.3%)	(43,491)	(5.8%)
Total operating costs and expenses	225,098	93.2%	202,600	78.5%	665,773	92.6%	661,896	88.3%
Operating income	16,311	6.8%	55,596	21.5%	53,329	7.4%	87,776	11.7%
Other expenses:
Interest expense, net	10,489	4.3%	14,959	5.8%	32,783	4.6%	44,449	5.9%
Other nonoperating expense (income), net	34	0.0%	1,499	0.6%	(391)	(0.1%)	1,475	0.2%
Total other expenses, net	10,523	4.4%	16,458	6.4%	32,392	4.5%	45,924	6.1%
Net income before income taxes and cumulative effect of change in accounting principle	5,788	2.4%	39,138	15.2%	20,937	2.9%	41,852	5.6%
Provision for income taxes	451	0.2%	13,635	5.3%	2,937	0.4%	14,015	1.9%
Net income before cumulative effect of change in accounting principle	5,337	2.2%	25,503	9.9%	18,000	2.5%	27,837	3.7%
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	232	0.0%
Net income	$5,337	2.2%	$25,503	9.9%	$18,000	2.5%	$28,069	3.7%

Other Data:
Company-owned average unit sales	$445.7		$438.0		$1,289.4		$1,270.1
Franchise average units sales	402.3		385.8		1,148.6		1,113.5
Same-store sales increase (company-owned) (b) (c)	1.3%		4.2%		0.7%		2.8%
Guest check average increase (c)	6.0%		3.7%		4.1%		5.2%
Guest count increase (decrease) (c)	(4.5%)		0.6%		(3.2%)		(2.2%)
Same-store sales increase (franchised and licensed units) (b) (c)	3.2%		4.7%		2.2%		4.1%
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

(c) Prior year amounts have not been updated for 2007 comparable units.

Quarter Ended September 26, 2007 Compared with Quarter Ended September 27, 2006

	Quarter Ended
	September 26, 2007	September 27, 2006
Company-owned restaurants, beginning of period	488	543
Units opened	2	—
Units acquired from franchisees	—	—
Units sold to franchisees	(22)	—
Units closed	—	(8)
End of period	468	535

Franchised and licensed restaurants, beginning of period	1,051	1,023
Units opened	2	6
Units acquired by Company	—	—
Units purchased from Company	22	—
Units closed	(4)	(5)
End of period	1,071	1,024
Total company-owned, franchised and licensed restaurants, end of period	1,539	1,559

Company Restaurant Operations

During the quarter ended September 26, 2007, we realized a 1.3% increase in same-store sales, comprised of a 6.0% increase in guest check average and a 4.5% decrease in guest counts. Company restaurant sales decreased $17.9 million or (7.6%). Decreased sales resulted primarily from a 51 equivalent-unit decrease in company-owned restaurants, offset by the increase in same-store sales for the current quarter.  The decrease in company-owned restaurants primarily resulted from prior year store closures and the sale of company-owned restaurants to franchisees during the current year.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.1% from 86.2%. Product costs increased to 25.6% from 25.4% due to modest changes in commodity costs and unfavorable shifts in menu mix, offset by the impact of a higher guest check average. Payroll and benefits costs remained constant at 40.7%. Occupancy costs increased to 6.1% from 5.5% primarily due to higher general liability expense. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	September 26, 2007		September 27, 2006
	(Dollars in Thousands)
Utilities	$10,960	5.1%	$12,188	5.2%
Repairs and maintenance	5,414	2.5%	4,962	2.1%
Marketing	7,355	3.4%	7,838	3.3%
Legal	1,565	0.7%	(796)	(0.3%)
Other	8,548	3.9%	10,058	4.3%
Other operating expenses	$33,842	15.6%	$34,250	14.6%

The increase in legal expenses is due to the unfavorable development of certain legal matters during the quarter ended September 26, 2007 and the favorable settlement of certain legal matters during the quarter ended September 27, 2006.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	September 26, 2007		September 27, 2006
	(Dollars in thousands)
Royalties	$16,779	68.2%	$15,657	66.7%
Initial fees	1,180	4.8%	341	1.4%
Occupancy revenue	6,658	27.0%	7,493	31.9%
Franchise and license revenue	24,617	100.0%	23,491	100.0%

Occupancy costs	5,098	20.7%	4,860	20.7%
Other direct costs	1,760	7.2%	1,912	8.1%
Costs of franchise and license revenue	$6,858	27.9%	$6,772	28.8%

Royalties increased by $1.1 million, or 7.2%, resulting from the sale of 56 company-owned restaurants to franchisees during the three quarters ended September 26, 2007.  Initial fees increased by $0.8 million, or 246.0%, primarily resulting from the sale of 22 company-owned restaurants to franchisees during the current quarter. For the quarter ended September 26, 2007, the sale of restaurants to franchisees resulted in a 29 equivalent-unit increase in franchised and licensed units compared to the prior year period. Additionally, franchised and licensed units realized a 3.2% increase in same-store sales. The $0.8 million, or 11.1%, decline in occupancy revenue is primarily attributable to the sale of franchise-operated real estate properties during 2006 and 2007. Occupancy revenue included in franchise and license revenue for the quarter ended September 27, 2006 related to the sold properties was approximately $1.7 million. We continue to collect royalties from the franchisees operating restaurants at these properties.

Costs of franchise and license revenue increased $0.1 million or 1.3%. As a percentage of franchise and license revenue, costs of franchise and license revenue decreased to 27.9% for the quarter ended September 26, 2007 from 28.8% for the quarter ended September 27, 2006.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Share-based compensation	$681	$1,698
General and administrative expenses	15,293	14,742
Total general and administrative expenses	$15,974	$16,440

The increase in general and administrative expenses is primarily the result of investments in corporate staffing. The decrease in share-based compensation is primarily the result of the vesting of certain restricted stock units during the current quarter and the vesting of certain stock options during the prior year.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Depreciation of property and equipment	$9,423	$11,229
Amortization of capital lease assets	1,181	1,096
Amortization of intangible assets	1,513	1,487
Total depreciation and amortization expense	$12,117	$13,812

The overall decrease in depreciation and amortization expense is primarily due to the sale of real estate properties during 2006 and 2007.

Operating gains, losses and other charges, net represent gains or losses on the sales of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Quarter Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Gains on sales of assets and other, net	$(4,628)	$(38,995)
Restructuring charges and exit costs	3,701	1,461
Impairment charges	180	831
Operating gains, losses and other charges, net	$(747)	$(36,703)

Gains on sales of assets and other, net of $4.6 million in the third quarter of 2007 include gains on sales of restaurant operations to franchisees, real estate and other assets. During the quarter ended September 26, 2007, we completed and closed the sale of 22 restaurant operations and certain related real estate to eight franchisees for net proceeds of $8.7 million as part of our Franchise Growth Initiative. The quarter ended September 27, 2006 included a $34.8 million gain on the sale of 60 company-owned, franchisee-operated real estate properties.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Exit costs	$276	$1,167
Severance and other restructuring charges	3,425	294
Total restructuring and exit costs	$3,701	$1,461

Severance and other restructuring charges increased by $3.1 million, resulting primarily from $1.9 million in severance costs related to the reorganization of the field management structure, which led to the elimination of 80 to 90 out-of-restaurant operational positions. Of these eliminations, approximately 30 employees were reassigned to other positions within the Company.

Operating income was $16.3 million for the quarter ended September 26, 2007 compared with $55.6 million for the quarter ended September 27, 2006.

Interest expense, net is comprised of the following:

	Quarter Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	3,871	7,610
Interest on capital lease liabilities	960	1,086
Letters of credit and other fees	571	768
Interest income	(401)	(620)
Total cash interest	9,364	13,207
Amortization of deferred financing costs	301	874
Interest accretion on other liabilities	824	878
Total interest expense, net	$10,489	$14,959

The decrease in interest expense primarily resulted from repayments of debt in the fourth quarter of 2006 and the three quarters ended September 26, 2007, as well as lower interest rates resulting from the refinancing of our credit facility.

Other nonoperating expenses, net were $0.1 million for the quarter ended September 26, 2007 compared with $1.5 million for the quarter ended September 27 2006. The expense for the third quarter of 2006 primarily represents a loss on early extinguishment of debt, resulting from the write-off of deferred financing costs associated with the $80 million debt prepayment made during the quarter.

The provision for income taxes was $0.5 million for the quarter ended September 26, 2007 compared with $13.6 million for the quarter ended September 27, 2006. The provision for income taxes for the quarters ended September 26, 2007 and September 27, 2006 was determined using our effective tax rate estimated for the entire fiscal year, excluding the impact of certain discrete items that were recognized entirely during the quarter ended September 27, 2006. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. These tax planning strategies were discontinued in the third quarter of 2006 in light of the sale of appreciated properties during 2006. In addition, in the third quarter of 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the quarter ended September 26, 2007, we recognized approximately $0.4 million of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

Net income was $5.3 million for the quarter ended September 26, 2007 compared with $25.5 million for the quarter ended September 27, 2006 due to the factors noted above.

Three Quarters Ended September 26, 2007 Compared with Three Quarters Ended September 27, 2006

	Three Quarters Ended
	September 26, 2007	September 27, 2006
Company-owned restaurants, beginning of period	521	543
Units opened	3	1
Units acquired from franchisees	1	1
Units sold to franchisees	(56)	—
Units closed	(1)	(10)
End of period	468	535

Franchised and licensed restaurants, beginning of period	1,024	1,035
Units opened	7	13
Units acquired by Company	(1)	(1)
Units purchased from Company	56	—
Units closed	(15)	(23)
End of period	1,071	1,024
Total company-owned, franchised and licensed restaurants, end of period	1,539	1,559

Company Restaurant Operations

During the three quarters ended September 26, 2007, we realized a 0.7% increase in same-store sales, comprised of a 4.1% increase in guest check average and a 3.2% decrease in guest counts. Company restaurant sales decreased $29.8 million or (4.4%). Decreased sales resulted primarily from a 31 equivalent-unit decrease in company-owned restaurants, offset by the increase in same-store sales for the current year. The decrease in company-owned restaurants primarily resulted from prior year store closures and the sale of company-owned restaurants to franchisees during the three quarters ended September 26, 2007.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.4% from 87.1%. Product costs increased to 25.7% from 25.0% due to modest changes in commodity costs and unfavorable shifts in menu mix, offset by the impact of a higher guest check average. Payroll and benefits increased to 42.0% from 41.4% primarily as a result of wage increases, offset by a 0.2% benefit from favorable workers' compensation claims development. Occupancy costs increased to 6.0% from 5.7% primarily due to increased general liability expense. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Three Quarters Ended
	September 26, 2007		September 27, 2006
	(Dollars in thousands)
Utilities	$31,755	4.9%	$34,510	5.1%
Repairs and maintenance	14,179	2.2%	14,029	2.1%
Marketing	21,823	3.3%	22,826	3.4%
Legal	3,095	0.5%	2,364	0.3%
Other	25,085	3.8%	28,847	4.2%
Other operating expenses	$95,937	14.7%	$102,576	15.1%

The decrease in utilities is primarily the result of lower natural gas and electricity costs. The increase in legal expense is due to the unfavorable development of certain legal matters during the three quarters ended September 26, 2007 and the favorable settlement of certain legal matters during the three quarters ended September 27, 2006.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Three Quarters Ended
	September 26, 2007		September 27, 2006
	(Dollars in thousands)
Royalties	$47,098	69.1%	$45,331	65.7%
Initial fees	2,956	4.3%	819	1.2%
Occupancy revenue	18,139	26.6%	22,787	33.1%
Franchise and license revenue	68,193	100.0%	68,937	100.0%

Occupancy costs	14,632	21.4%	15,098	21.9%
Other direct costs	5,634	8.3%	6,122	8.9%
Costs of franchise and license revenue	$20,266	29.7%	$21,220	30.8%

Royalties increased by $1.8 million, or 3.9%, and initial fees increased $2.1 million, or 260.9%, primarily resulting from the sale of 56 company-owned restaurants to franchisees. For the three quarters ended September 26, 2007, the sale of restaurants to franchisees resulted in a seven equivalent-unit increase in franchised and licensed units compared to the prior year period. Additionally, franchised and licensed units realized a 2.2% increase in same-store sales. The $4.6 million, or 20.4%, decline in occupancy revenue is attributable to the sale of franchise-operated real estate properties during 2006 and 2007. Occupancy revenue included in franchise and license revenue for the three quarters ended September 27, 2006 related to the sold properties was approximately $5.0 million. We continue to collect royalties from the franchisees operating restaurants at these properties.

Costs of franchise and license revenue decreased by $1.0 million, or (4.5%), primarily due to a decrease in occupancy costs resulting from the sale of franchise-operated real estate properties during 2006 and 2007. Occupancy costs related to the sold properties was approximately $0.8 million for the three quarters ended September 27, 2006. As a percentage of franchise and license revenue, costs of franchise and license revenue decreased to 29.7% for the three quarters ended September 26, 2007 from 30.8% for the three quarters ended September 27, 2006.

Other Operating Costs and Expenses

General and administrative expenses are comprised of the following:

	Three Quarters Ended
	September 26, 2007	September 27, 2006
	(Dollars in thousands)
Share-based compensation	$3,000	$5,371
General and administrative expenses	46,067	43,888
Total general and administrative expenses	$49,067	$49,259

The increase general and administrative expenses is primarily the result of investments in corporate staffing. The decrease in share-based compensation expense is primarily the result of the vesting of certain restricted stock units during the current year and the vesting of certain stock options during the prior year.

Depreciation and amortization is comprised of the following:

	Three Quarters Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Depreciation of property and equipment	$28,860	$33,615
Amortization of capital lease assets	3,605	3,665
Amortization of intangible assets	5,010	4,717
Total depreciation and amortization expense	$37,475	$41,997

The overall decrease in depreciation and amortization expense is primarily due to the sale of real estate properties during 2006 and 2007.

Operating gains, losses and other charges, net represent gains or losses on the sales of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Three Quarters Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Gains on sales of assets and other, net	$(22,378)	$(47,664)
Restructuring charges and exit costs	5,531	3,342
Impairment charges	420	831
Operating gains, losses and other charges, net	$(16,427)	$(43,491)

Gains on sales of assets and other, net of $22.4 million for the three quarters ended September 26, 2007 include gains on sales of restaurant operations to franchisees, real estate and other assets. During the three quarters ended September 26, 2007, we completed and closed the sale of 56 restaurant operations and certain related real estate to 12 franchisees for net proceeds of $30.6 million as part of our Franchise Growth Initiative. The three quarters ended September 27, 2006 included a $34.8 million gain on the sale of 60 company-owned, franchisee-operated real estate properties.

Restructuring charges and exit costs were comprised of the following:

	Three Quarters Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Exit costs	$1,011	$1,653
Severance and other restructuring charges	4,520	1,689
Total restructuring and exit costs	$5,531	$3,342

Severance and other restructuring charges and exit costs increased by $2.8 million, resulting primarily from $1.9 million in severance costs related to the reorganization of the field management structure, which led to the elimination of 80 to 90 out-of-restaurant operational positions. Of these eliminations, approximately 30 employees were reassigned to other positions within the Company.

Operating income was $53.3 million for the three quarters ended September 26, 2007 compared with $87.8 million for the three quarters ended September 27, 2006.

Interest expense, net is comprised of the following:

	Three Quarters Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Interest on senior notes	$13,089	$13,089
Interest on credit facilities	12,724	22,061
Interest on capital lease liabilities	2,959	3,314
Letters of credit and other fees	1,755	2,264
Interest income	(1,073)	(1,536)
Total cash interest	29,454	39,192
Amortization of deferred financing costs	886	2,621
Interest accretion on other liabilities	2,443	2,636
Total interest expense, net	$32,783	$44,449

The decrease in interest expense primarily resulted from repayments of debt in the fourth quarter of 2006 and the three quarters ended September 26, 2007, as well as lower interest rates resulting from the refinancing of our credit facility.

Other nonoperating income, net was $0.4 million for the three quarters ended September 26, 2007 compared with other nonoperating expense of $1.5 million for the three quarters ended September 27, 2006. The expense for the 2006 period primarily represents a loss on early extinguishment of debt, resulting from the write-off of deferred financing costs associated with the $80 million debt prepayment made during the third quarter.

The provision for income taxes was $2.9 million for three quarters ended September 26, 2007 compared with $14.0 million for the three quarters ended September 27, 2006. The provision for income taxes for the three quarters ended September 26, 2007 and September 27, 2006 was determined using our effective tax rate estimated for the entire fiscal year, excluding the impact of certain discrete items that were recognized entirely during the quarter. The provision for income taxes for the three quarters ended September 26, 2007 also included recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. These tax planning strategies were discontinued in the third quarter of 2006 in light of the sale of appreciated properties during 2006. In addition, during the three quarters of 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the three quarters ended September 26, 2007, we recognized approximately $2.9 million of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

As a result of adopting SFAS 123(R), we recorded a cumulative effect of change in accounting principle, net of tax of $0.2 million in the first quarter of 2006.

Net income was $18.0 million for the three quarters ended September 26, 2007 compared with $28.1 million for the three quarters ended September 27, 2006 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowing under our Credit Facility (as defined in Note 6) and, in recent years, cash proceeds from the sale of surplus properties and sales of restaurant operations to franchisees. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the three quarters ended September 26, 2007 and the three quarters ended September 27, 2006:

	Three Quarters Ended
	September 26, 2007	September 27, 2006
	(In thousands)
Net cash provided by operating activities	$35,444	$27,220
Net cash provided by investing activities	14,002	56,097
Net cash used in financing activities	(46,597)	(85,494)
Net increase (decrease) in cash and cash equivalents	$2,849	$(2,177)

Net cash flows provided by operating activities were $35.4 million for the three quarters ended September 26, 2007, which represent a $8.2 million increase from the three quarters ended September 27, 2006. The increase is primarily the result of timing differences related to certain operating accruals. We believe that our estimated cash flows from operations for 2007, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2007.

Net cash flows provided by investing activities were $14.0 million for the three quarters ended September 26, 2007. These cash flows primarily represent net proceeds of $35.0 million on sales of restaurant operations to franchisees, real estate and other assets. The proceeds were offset by capital expenditures of $20.2 million for the three quarters ended September 26, 2007, of which $1.4 million was financed through capital leases. Our principal capital requirements have been largely associated with remodeling and maintaining our existing company-owned restaurants and facilities.

Cash flows used in financing activities were $46.6 million for the three quarters ended September 26, 2007, which included $38.9 million of prepayments and $7.6 million of scheduled debt payments made through a combination of asset sale proceeds, as noted above, and cash generated from operations.

Our credit facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $205.0 million term loan and an additional $40 million letter of credit facility. At September 26, 2007, we had outstanding letters of credit of $37.8 million (comprised of $37.6 million under our letter of credit facility and $0.2 million under our revolving facility). There were no revolving loans outstanding at September 26, 2007. These balances result in availability of $2.4 million under our letter of credit facility and $49.8 million under the revolving facility.

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

The credit facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the credit facility is secured by first-priority mortgages on 130 company-owned real estate assets. The credit facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the credit facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of September 26, 2007.

As of September 26, 2007, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 7.1% as of September 26, 2007.

Our working capital deficit was $65.4 million at September 26, 2007 compared with $73.0 million at December 27, 2006. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

See Notes 2, 10 and 13 to our Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the term loan and revolving credit facility bear interest at variable rates based on LIBOR plus a spread of 200 basis points per annum for the term loan and letter of credit facility and 250 basis points per annum for the revolving credit facility.

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on $150 million of floating rate debt. Under the terms of the swap, we pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. As of September 26, 2007, the swap effectively increases our ratio of fixed rate debt from approximately 46% of total debt to approximately 86% of total debt.

Based on the levels of borrowings under the credit facility at September 26, 2007, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.5 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at September 26, 2007. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $181.3 million, compared with a book value of $175.6 million at September 26, 2007. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at September 26, 2007 relates primarily to market quotations for our 10% Senior Notes due 2012.

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

Item 6.                   Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

3.1	Bylaws of Denny's Corporation, effective as of September 6, 2007 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 12, 2007).

10.1	Separation Agreement dated August 8, 2007 between Denny's Inc. and Margaret L. Jenkins.

10.2	Award certificate evidencing restricted stock award to F. Mark Wolfinger, effective July 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 12, 2007).

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date: November 1, 2007	By:	/s/ Rhonda J. Parish
Rhonda J. Parish
Executive Vice President, Chief Legal Officer and Secretary

Date: November 1, 2007	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Growth Initiatives and Chief Financial Officer

Date: November 1, 2007	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller