Form 10-K
period 2007-12-26
DENNYS CORP
filed 2008-03-07
CIK 852772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 26, 2007

Commission file number 0-18051

DENNY'S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3487402
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

203 East Main Street Spartanburg, South Carolina 29319-9966
(Address of principal executive offices) (Zip Code)

(864) 597-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
$.01 Par Value, Common Stock	The Nasdaq Stock Market LLC

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,"  "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑    Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $411.1 million as of June 27, 2007 the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $4.43 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

As of February 29, 2008, 94,976,325 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Description of Business

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. Denny’s, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand. At December 26, 2007, the Denny’s brand consisted of 1,546 restaurants, 1,152 (75%) of which were franchised/licensed restaurants and 394 (25%) of which were company-owned and operated. These Denny’s restaurants operated in 49 states, the District of Columbia, two U.S. territories and five foreign countries with concentrations in California (26% of total restaurants), Florida (10%) and Texas (10%).

Our restaurants generally are open 24 hours a day, 7 days a week. We provide high quality menu offerings and generous portions at reasonable prices with friendly and efficient service in a pleasant atmosphere. Denny’s expansive menu offers traditional American-style food such as breakfast items, appetizers, sandwiches, dinner entrees and desserts. Denny's restaurants are best known for their real breakfast items, such as our Grand Slam®. Sales are broadly distributed across each of the its dayparts (i.e., breakfast, lunch, dinner and late-night).

References to "Denny's," "the Company," "we," "us," and "our" in the Form 10-K are references to Denny's Corporation and it's subsidiaries.

Restaurant Operations

We believe that the superior execution of basic restaurant operations in each Denny’s restaurant, whether it is company-owned or franchised, is critical to our success. To meet and exceed our guests’ expectations, we require both our company-owned and our franchised restaurants to maintain the same strict brand standards. These standards relate to the preparation and efficient serving of quality food and the maintenance, repair and cleanliness of restaurants.

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. We seek to ensure that our company-owned restaurants meet our high standards, through a network of region, area and restaurant level managers. Region and area managers spend the majority of their time in the restaurants. A network of regional franchise business leaders oversee our franchised restaurants to ensure compliance with brand standards, promote operational excellence, and provide general support to our franchisees.

A principal feature of Denny’s restaurant operations is the consistent focus on improving operations at the unit level. Unit managers are hands-on and versatile in their supervisory activities. Many of our restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

Denny’s maintains a training program for associates and restaurant managers. New company general managers attend guest service and leadership training in the following areas:

•	guest interaction;

•	kitchen management and food preparation;

•	data processing and cost control techniques;

•	equipment and building maintenance; and

•	leadership skills.

Franchising and Development

The Denny’s system is approximately three-quarters franchised and one-quarter company-operated. We expect that the future growth of the brand will come primarily from the development of franchise restaurants. Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full service brands. The initial fee for a single twenty-year Denny’s franchise agreement is $40,000 and the royalty payment is 4% of gross sales. Additionally, our franchisees contribute up to 4% of gross sales for advertising.

During 2007, we began a strategic initiative, referred to as the Franchise Growth Initiative ("FGI"), to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. As a result, we sold 130 restaurant operations and certain related real estate to 30 franchisees for net proceeds of $73.2 million. Fulfilling the unit growth expectations of this program, certain franchisees that purchased company restaurants during the year signed development agreements to build an additional 67 new franchise restaurants. In addition to franchise development agreements signed under FGI, we have been negotiating development agreements outside of the FGI program under our Market Growth Incentive Plan (MGIP). During the year ended December 26, 2007, franchisees signed MGIP agreements to build an additional 53 franchise restaurants. Of the 120 units to be opened under these development agreements, eight opened during fiscal 2007. The remaining 112 units will open over an average of approximately three years.

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 26, 2007:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	112	41.6%	112	9.7%
Two to Five	110	40.9%	319	27.7%
Six to Ten	27	10.0%	209	18.1%
Eleven to Fifteen	5	1.9%	64	5.6%
Sixteen to Thirty	10	3.7%	226	19.6%
Thirty-one and over	5	1.9%	222	19.3%
Total	269	100.0%	1,152	100.0%

Site Selection

The success of any restaurant is influenced significantly by its location. Our development team works closely with franchisees and real estate brokers to identify sites which meet specific standards. Sites are evaluated on the basis of a variety of factors, including but not limited to:

•	demographics;

•	traffic patterns;

•	visibility;

•	building constraints;

•	competition;

•	environmental restrictions; and

•	proximity to high-traffic consumer activities.

Competition

The restaurant industry is highly competitive. Competition among major companies that own or operate restaurant chains is especially intense. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety, and perceived value of their food offerings; the quality and speed of their guest service; and the convenience and attractiveness of their facilities.

Denny’s direct competition in the family-style category includes a collection of national and regional chains, as well as thousands of independent operators. Denny’s also competes with quick service restaurants as they attempt to upgrade their menus with premium sandwiches, entree salads, new breakfast offerings and extended hours.

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

Research and Innovation

Our investment in a dynamic research and development program extends beyond our menu.  During 2007, we formed our concept innovation department and hired the Senior Vice President of Brand and Concept Innovation. In addition to responsibilities for menu development, this group is focused on new restaurant models and alternative business approaches.  Our restaurant operations and information technology departments are also evaluating new restaurant processes and upgraded restaurant equipment for the purpose of improving speed of service, food quality and order accuracy.

Denny’s employs a comprehensive system to ensure that the menu remains appealing to all guests. Our research and innovation group analyzes consumer trends, competitive activity and operator input to determine new offerings. We develop new offerings in our test kitchen and then introduce them in selected restaurants to determine guest response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets. A successful menu item is then incorporated into the restaurant system. Low selling items are periodically removed from the menu.

Marketing & Advertising

Our marketing department manages contributions from both company-owned and franchised units providing for an integrated marketing and advertising process to promote our brand, which includes brand and communications strategy, media advertising, menu management, menu pricing strategy, public relations and specialized promotions to help differentiate Denny’s from our competitors.

Media advertising is primarily product oriented, featuring consistent, high-quality entrees presented to communicate the message that Denny's provides Real Breakfast 24/7 including great food at great values to our guests. Our advertising is conducted through national network and cable television, radio, online media, outdoor and print.

Denny’s integrated marketing and advertising approach reaches out to all consumers. Community outreach programs are designed to enhance our brand image, support our brand message and, in some cases, augment our diversity efforts.

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

We are also subject to federal and state laws, including the Fair Labor Standards Act, governing matters such as minimum wage, tip reporting, overtime, exempt status classification and other working conditions. At December 26, 2007, a substantial number of our employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we will be successful in these efforts in the future.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s:

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History
Mark E. Chmiel	53
Senior Vice President, Brand and Concept Innovation of Denny's (April, 2007-present); Chief Marketing Strategist of Fresh Enterprises, Inc. and the Baja Fresh Division of Wendy’s International, Inc. (a restaurant company) (2005-2007); Chief Marketing Officer of Prandium, Inc. (a restaurant company) (2003-2005); Director, Marketing and Senior Consultant of Catalyst, LLC (a corporate consulting company) (2001-2005).

Janis S. Emplit	52
Senior Vice President, Sales and Company Operations of Denny's (October, 2006-present); Senior Vice President for Strategic Services of Denny’s (2003-October, 2006); Senior Vice President and Chief Information Officer of Denny’s (1999-January 2006).

Louis M. Laguardia	59
Senior Vice President, Human Resources and Diversity of Denny's (March, 2007-present); Vice President and Acting Chief People Officer of Denny's (January 2007-March 2007); Vice President of Talent Acquisition and Diversity of Denny's (November, 2006-January, 2007); Vice President, Staffing and Diversity of Frito Lay, Inc. North America (a snack food division of PepsiCo, Inc.) (2003-2006); Senior Vice President and Global Diversity Officer of Blockbuster, Inc. (an in-home movie entertainment provider) (2002-2003).

Nelson J. Marchioli	58	Chief Executive Officer and President of Denny’s (2001-present).

Rhonda J. Parish	51
Executive Vice President of Denny’s (1998-present); Chief Legal Officer (October, 2006-present); Secretary of Denny's (1995-present); Chief Administrative Officer of Denny’s (2005-October, 2006); Chief Human Resources Officer of Denny’s (2005-October, 2006); and General Counsel of Denny's (1995-October, 2006).

Samuel M. Wilensky	50
Senior Vice President, Sales and Franchise Operations of Denny's (October, 2006-present); Acting Head of Operations of Denny's (October, 2006-present); Senior Vice President, Franchise Operations of Denny’s, Inc. (January, 2006-October, 2006); Division Vice President, Franchise Operations of Denny’s, Inc. (2001-2006).

F. Mark Wolfinger	52
Executive Vice President, Growth Initiatives of Denny's (October, 2006-present); Chief Financial Officer of Denny’s (2005-present); Senior Vice President of Denny's (2005-October, 2006); Executive Vice President and Chief Financial Officer of Danka Business Systems (a document imaging company) (1998-2005).

Employees

At December 26, 2007, we had approximately 21,000 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider our relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one general manager, two or three restaurant managers and approximately 50 hourly employees. All managers of company-owned restaurants receive a salary and may receive a performance bonus based on financial measures. As of December 26, 2007, we employed eight Regional Directors of Operations and 54 Area Managers. The Area Managers' duties include regular restaurant visits and inspections, which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy.

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

Item 1A.	Risk Factors

Risks Related to Our Business

The restaurant business is highly competitive, and if we are unable to compete effectively, our business will be adversely affected.

We expect competition to continue to increase. The following are important aspects of competition:

•	restaurant location;

•	number and location of competing restaurants;

•	food quality and value;

•	quality and speed of service;

•	attractiveness and repair and maintenance of facilities; and

•	the effectiveness of marketing and advertising programs.

Each of our restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. There is also active competition for advantageous commercial real estate sites suitable for restaurants.

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

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, the food service industry in general, and our results of operations and financial condition in particular, may also be adversely affected by unfavorable trends or developments such as:

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

Our growth strategy, including the Franchise Growth Initiative and Market Growth Incentive Plan, depends on our ability and that of our franchisees to open new restaurants.  Delays or failures in opening new restaurants could materially and adversely affect our planned growth.

The development of new restaurants may be adversely affected by risks such as:

•	costs and availability of capital for the Company and/or franchisee;

•	competition for restaurant sites;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	timely development of new restaurants;

•	inability to obtain all required governmental approvals and permits;

•	developed restaurants not achieving the expected revenue or cash flow; and

•	general economic conditions;

A majority of Denny's restaurants are owned and operated by independent franchisees, and as a result the financial performance of franchisees can negatively impact our business.

We receive royalties and contributions to advertising from our franchisees. Our financial results are somewhat contingent upon the operational and financial success of our franchisees, including implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen and our collection rates may decline. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties.

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

Our restaurant operations are also subject to federal and state laws that prohibit discrimination and laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. The operation of our franchisee system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. If we or our franchisees fail to comply with these laws and regulations, we or our franchisees could be subjected to restaurant closure, fines, penalties, and litigation, which may be costly. In addition, the future enactment of additional legislation regulating the franchise relationship could adversely affect our operations, particularly our relationship with franchisees.

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

If our internal controls are ineffective, we may not be able to accurately report our financial results or prevent fraud.

We maintain a documented system of internal controls which is reviewed and tested by the Company’s full time Internal Audit Department. The Internal Audit Department reports to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business, however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing errors or fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.

Risks Related to our Indebtedness

Our indebtedness could have a material adverse effect on our financial condition and operations.

We have a significant amount of indebtedness. As of December 26, 2007, we had total indebtedness of approximately $353.0 million.

Our level of indebtedness could:

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

Despite our current and anticipated debt levels, we may be able to incur substantial additional indebtedness in the future. Our credit agreement and the indenture governing our indebtedness limit, but do not fully prohibit, us from incurring additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

At December 26, 2007, we had an outstanding term loan of $152.5 million and outstanding letters of credit of $37.3 million (comprised of $36.6 million under our letter of credit facility and $0.7 million under our revolving facility). There were no revolving loans outstanding at December 26, 2007. These balances result in availability of $0.4 million under our letter of credit facility and $49.3 million under the revolving facility. As of February 29, 2008, we had availability of $2.0 million under our letter of credit facility and $49.9 million under the revolving facility. There were no revolving loans outstanding at February 29, 2008. In addition, we have Denny's Holdings. Inc. 10% Senior Notes due in 2012 (the "10% Notes") with an aggregate principal amount of $175 million.

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

Our ability to make scheduled payments on our indebtedness will depend upon our subsidiaries’ operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations. We cannot be sure that our subsidiaries will generate sufficient cash flow from operations to enable us to service or reduce our indebtedness or to fund our other liquidity needs. Our subsidiaries’ ability to maintain or increase operating cash flow will depend upon:

•	consumer tastes;

•	the success of our marketing initiatives and other efforts by us to increase guest traffic in our restaurants; and

•	prevailing economic conditions and other matters, many of which are beyond our control.

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

Most Denny’s restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average 4,800 square feet, allowing them to accommodate an average of 140 guests. The number and location of our restaurants as of December 26, 2007 and December 27, 2006 are presented below:

	2007		2006
State/Country	Company Owned	Franchised/Licensed	Company Owned	Franchised/Licensed
Alabama	3	—	3	—
Alaska	—	4	—	4
Arizona	18	56	23	49
Arkansas	—	9	—	9
California	131	272	157	244
Colorado	7	19	7	19
Connecticut	—	8	—	8
District of Columbia	—	1	—	1
Delaware	2	—	3	—
Florida	25	132	57	103
Georgia	—	12	—	12
Hawaii	4	3	4	3
Idaho	—	7	—	7
Illinois	28	23	31	21
Indiana	3	30	3	30
Iowa	—	1	—	1
Kansas	—	8	—	8
Kentucky	6	6	6	6
Louisiana	2	1	2	1
Maine	—	6	—	6
Maryland	6	17	6	19
Massachusetts	—	6	—	6
Michigan	10	12	19	3
Minnesota	3	13	3	13
Mississippi	1	—	1	—
Missouri	5	30	5	31
Montana	—	4	—	4
Nebraska	—	1	—	1
Nevada	8	21	10	16
New Hampshire	—	3	—	3
New Jersey	6	5	6	5
New Mexico	—	22	2	18
New York	33	11	33	12
North Carolina	4	13	4	13
North Dakota	—	3	—	3
Ohio	14	20	21	13
Oklahoma	—	21	3	19
Oregon	—	23	—	23
Pennsylvania	30	7	30	7
Rhode Island	—	2	—	2
South Carolina	—	12	9	3
South Dakota	—	2	—	2
Tennessee	2	1	2	1
Texas	27	130	35	117
Utah	—	20	—	20
Vermont	—	2	—	2
Virginia	7	16	8	14
Washington	—	52	19	35
West Virginia	—	2	—	2
Wisconsin	9	8	9	8
Guam	—	2	—	2
Puerto Rico	—	10	—	10
Canada	—	49	—	51
Other International	—	14	—	14
Total	394	1,152	521	1,024

Of the total 1,546 company-owned and franchised units, our interest in restaurant properties consists of the following:

	Company-Owned Units	Franchised Units	Total
Own land and building	102	22	124
Lease land and own building	21	—	21
Lease both land and building	271	305	576
	394	327	721

In addition to the restaurants, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 16 floors of the building, with a portion of the building leased to others.

See Note 10 to our Consolidated Financial Statements for information concerning encumbrances on substantially all of our properties.

Item 3.	Legal Proceedings

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded reserves reflecting our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market. As of February 29, 2008, 94,976,325 shares of common stock were outstanding, and there were approximately 12,445 record and beneficial holders of common stock. We have never paid dividends on our common equity securities. Furthermore, restrictions contained in the instruments governing our outstanding indebtedness prohibit us from paying dividends on our common stock in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our Consolidated Financial Statements.

The following tables list the high and low sales prices of the common stock for each quarter of fiscal years 2007 and 2006, according to NASDAQ. Our common stock began trading on the NASDAQ Capital Market on May 10, 2005.

	High	Low
2007
First quarter	$5.60	$4.19
Second quarter	5.00	4.20
Third quarter	4.66	3.56
Fourth quarter	4.99	3.73

2006
First quarter	$5.10	$3.65
Second quarter	5.26	3.45
Third quarter	3.99	2.49
Fourth quarter	4.86	3.30

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholders’ return on the Common Stock for the five fiscal years ended December 26, 2007 (December 25, 2002 to December 26, 2007) against the cumulative total return of the Russell 2000® Index and a peer group.  The graph and table assume that $100 was invested on December 25, 2002 (the last day of fiscal year 2002) in each of the Company’s Common Stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG DENNY’S CORPORATION, RUSSELL 2000® INDEX AND PEER GROUP

ASSUMES $100 INVESTED ON DECEMBER 25, 2002
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 26, 2007

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 25, 2002	$100.00	$100.00	$100.00
December 31, 2003	$147.25	$125.70	$64.05
December 29, 2004	$174.25	$145.23	$703.05
December 28, 2005	$182.20	$172.17	$629.60
December 27, 2006	$215.62	$198.44	$735.89
December 26, 2007	$212.29	$154.95	$585.85

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of January 31, 2008, the average market capitalization of companies within the index was approximately $1.3 billion with the median market capitalization being approximately $0.5 billion.

(2)
The peer group consists of 20 public companies that operate in the restaurant industry.  This peer group has been revised from the prior year to account for companies that are no longer publicly-held and to include a broader range of competitive restaurants and restaurant operating models.  The peer group includes the following companies: Burger King Holdings, Inc. (BKC), Bob Evans Farms, Inc. (BOBE), Buffalo Wild Wings, Inc. (BWLD), CBRL Group Inc. (CBRL), O’Charleys Inc. (CHUX), CKE Restaurants, Inc. (CKR), California Pizza Kitchen, Inc. (CPKI), Domino’s Pizza Inc. (DPZ), Darden Restaurants, Inc. (DRI), Brinker International, Inc. (EAT), IHOP Corporation (IHP), Jack In The Box Inc. (JBX), Panera Bread Company (PNRA), Papa John’s International, Inc. (PZZA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruby Tuesday, Inc. (RT), Steak 'n Shake Company (SNS), Sonic Corp. (SONC), Texas Roadhouse, Inc. (TXRH) and Wendy’s International, Inc. (WEN).

Item 6.	Selected Financial Data

The following table summarizes the consolidated financial and operating data of Denny’s Corporation as of and for the years ended December 26, 2007, December 27, 2006, December 28, 2005, December 29, 2004 and December 31, 2003. The consolidated statements of operations for the years ended December 26, 2007, December 27, 2006 and December 28, 2005 and the balance sheet data as of December 26, 2007 and December 27, 2006 are derived from our audited Consolidated Financial Statements included in this Form 10-K. The consolidated statements of operations for the years ended December 29, 2004 and December 31, 2003 and balance sheet data as of December 28, 2005, December 29, 2004 and December 31, 2003 are derived from our Consolidated Financial Statements not included in this Form 10-K. The selected consolidated financial and operating data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005	December 29, 2004	December 31, 2003(a)
	(In millions, except ratios and per share amounts)
Statement of Operations Data:
Operating revenue	$939.4	$994.0	$978.7	$960.0	$940.9
Operating income	83.5	110.5	48.5	53.8	46.0
Income (loss) from continuing operations before cumulative effect of change in accounting principle	34.7	30.1	(7.3)	(37.7)	(33.8)
Cumulative effect of change in accounting principle, net of tax	—	0.2	—	—	—
Income (loss) from continuing operations	34.7	30.3	(7.3)	(37.7)	(33.8)

Basic net income (loss) per share:
Basic net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.37	$0.33	$(0.08)	$(0.58)	$(0.83)
Cumulative effect of change in accounting principle, net of tax	—	0.00	—	—	—
Basic net income (loss) per share from continuing operations	$0.37	$0.33	$(0.08)	$(0.58)	$(0.83)

Diluted net income (loss) per share:
Diluted net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.35	$0.31	$(0.08)	$(0.58)	$(0.83)
Cumulative of effect of change in accounting principle, net of tax	—	0.00	—	—	—
Diluted net income (loss) per share from continuing operations	$0.35	$0.31	$(0.08)	$(0.58)	$(0.83)

Cash dividends per common share (b)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets (d)	$57.9	$63.2	$62.1	$42.4	$30.4
Working capital deficit (c)(d)	(73.6)	(72.6)	(86.3)	(93.4)	(161.2)
Net property and equipment	184.6	236.3	288.1	285.4	293.2
Total assets (d)	381.1	444.4	511.7	499.3	495.4
Long-term debt, excluding current portion	346.8	440.7	545.7	547.4	538.3

(a)
The fiscal year ended December 31, 2003 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $22.4 million of operating revenue in 2003.

(b)
Our bank facilities have prohibited, and our previous and current public debt indentures have significantly limited, distributions and dividends on Denny’s Corporation’s (and its predecessors’) common equity securities. See Note 10 to our Consolidated Financial Statements.

(c)
A negative working capital position is not unusual for a restaurant operating company. The decrease in working capital deficit from December 31, 2003 to December 29, 2004 is  related primarily to the use of cash received during the recapitalization transactions completed during the third and fourth quarters of 2004 to repay outstanding amounts related to term loans and revolving loans under our previous credit facility that had a December 20, 2004 expiration date.

(d)
Fiscal years 2003 through 2006 have been adjusted from amounts previously reported to reflect certain adjustments as discussed in “Adjustments to Equity” in Note 2 to our Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our Consolidated Financial Statements and the notes thereto.

 Overview

Denny’s revenues are derived primarily from two sources: the sale of food and beverages at our company-owned restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name.

Sales are affected by many factors including competition, economic conditions affecting consumer spending, weather and changes in guest tastes and preferences. Two primary sales drivers are changes in same-store sales and the number of restaurants. Same-store sales are comprised of the changes in guest check average and guest counts.

The Franchise Growth Initiative (“FGI”) is a strategic initiative to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. As a result of the FGI, company-owned units decreased by 127 units and franchise units increased by 128 units during 2007. Included in the unit changes were the opening of five company-owned and 18 franchise restaurants. We expect that the majority of new Denny’s restaurants will be developed by our franchisees. Development of company-owned restaurants will focus on flagship locations in Denny’s core markets.

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

Payroll and benefit costs’ volatility results primarily from changes in wage rates and increases in labor related expenses such as medical benefit costs and workers’ compensation costs. A number of our employees are paid the minimum wage. Accordingly, substantial increases in the minimum wage increase our labor costs. Additionally, declines in guest counts and investments in store-level labor can cause payroll and benefit costs to increase as a percentage of sales.

Many of our costs vary based on sales and unit count. However, certain costs such as occupancy, other operating expenses and general and administrative expenses have fixed components that may not react as directly to changes in sales and unit count.

Franchise and license revenues are the revenues received by Denny’s from its franchisees and include royalties (based on a percentage of sales of franchisee-operated restaurants), initial franchise fees and occupancy revenue related to restaurants leased or subleased to franchisees. The sale of restaurants to franchisees can result in an increase in occupancy revenue, regardless of whether we own or lease the underlying real estate. Where feasible, when restaurant operations are sold to franchisees, we intend to sell the underlying owned real estate to either the franchisees or other interested parties. The sale of owned real estate properties that are leased to franchisees results in a decline in occupancy revenue. Generally, we remain obligated for rent payments related to properties that are subleased to franchisees.

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

Interest expense has a significant impact on our net income (loss) as a result of our indebtedness. However, during 2007 and 2006, we continued to reduce interest expense through a series of debt repayments using the proceeds generated from the FGI transactions, sale of real estate and cash flow from operations.  These repayments resulted in an overall debt reduction of more than $100 million in both 2007 and 2006. We are subject to the effects of interest rate volatility since approximately 46% of our debt has variable interest rates. To minimize the interest rate volatility, during 2007, we entered into an interest rate swap on the first $150 million of floating rate debt. As of December 26, 2007, the swap effectively increases our ratio of fixed rate debt from approximately 54% of total debt to approximately 99% of total debt.

Statements of Operations

	Fiscal Year Ended
	December 26, 2007		December 27, 2006		December 28, 2005
	(Dollars in thousands)
Revenue:
Company restaurant sales	$844,621	89.9%	$904,374	91.0%	$888,942	90.8%
Franchise and license revenue	94,747	10.1%	89,670	9.0%	89,783	9.2%
Total operating revenue	939,368	100.0%	994,044	100.0%	978,725	100.0%

Costs of company restaurant sales (a):
Product costs	215,943	25.6%	226,404	25.0%	224,803	25.3%
Payroll and benefits	355,710	42.1%	372,292	41.2%	372,644	41.9%
Occupancy	50,977	6.0%	51,677	5.7%	51,057	5.7%
Other operating expenses	123,310	14.6%	131,404	14.5%	130,883	14.7%
Total costs of company restaurant sales	745,940	88.3%	781,777	86.4%	779,387	87.7%

Costs of franchise and license revenue (a)	28,005	29.6%	27,910	31.1%	28,758	32.0%

General and administrative expenses	67,374	7.2%	66,426	6.7%	62,911	6.4%
Depreciation and other amortization	49,347	5.3%	55,290	5.6%	56,126	5.7%
Operating gains, losses and other charges, net	(34,828)	(3.7%)	(47,882)	(4.8%)	3,090	0.3%
Total operating costs and expenses	855,838	91.1%	883,521	88.9%	930,272	95.0%
Operating income	83,530	8.9%	110,523	11.1%	48,453	5.0%
Other expenses:
Interest expense, net	42,957	4.6%	57,720	5.8%	55,172	5.6%
Other nonoperating expense (income), net	668	0.1%	8,029	0.8%	(602)	(0.1%)
Total other expenses, net	43,625	4.6%	65,749	6.6%	54,570	5.6%
Net income (loss) before income taxes and cumulative effect of change in accounting principle	39,905	4.2%	44,774	4.5%	(6,117)	(0.6%)
Provision for income taxes	5,192	0.6%	14,668	1.5%	1,211	0.1%
Net income (loss) before cumulative effect of change in accounting principle	34,713	3.7%	30,106	3.0%	(7,328)	(0.7%)
Cumulative effect of change in accounting principle	—	—%	232	0.0%	—	—%
Net income (loss)	$34,713	3.7%	$30,338	3.1%	$(7,328)	(0.7%)

Other Data:
Company-owned average unit sales	$1,716		$1,693		$1,642
Franchise average unit sales	$1,523		$1,481		$1,408
Company-owned equivalent units (b)	492		534		541
Franchise equivalent units (b)	1,049		1,027		1,038
Same-store sales increase (company-owned) (c)(d)	0.3%		2.5%		3.3%
Guest check average increase (d)	4.6%		4.4%		4.4%
Guest count decrease (d)	(4.1%)		(1.8%)		(1.0%)
Same-store sales increase (franchised and licensed (units) (c)(d)	1.7%		3.6%		5.2%

(a)	Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in 2007, 2006 and 2005.

(d)	Prior year amounts have not been restated for 2007 comparable units.

Unit Activity

	2007	2006
Company-owned restaurants, beginning of period	521	543
Units opened	5	3
Units acquired from franchisees	1	1
Units sold to franchisees	(130)	—
Units closed	(3)	(26)
End of period	394	521

Franchised and licensed restaurants, beginning of period	1,024	1,035
Units opened	18	17
Units acquired by Company	(1)	(1)
Units purchased from Company	130	—
Units closed	(19)	(27)
End of period	1,152	1,024

Total company-owned, franchised and licensed restaurants, end of period	1,546	1,545

2007 Compared with 2006

Company Restaurant Operations

During the year ended December 26, 2007, we realized a 0.3% increase in same-store sales, comprised of a 4.6% increase in guest check average and a 4.1% decrease in guest counts. Company restaurant sales decreased $59.8 million or 6.6%. Decreased sales resulted primarily from a 42 equivalent-unit decrease in company-owned restaurants, offset by the increase in same-store sales for the current year. The decrease in company-owned restaurants primarily resulted from the sale of 130 company-owned restaurants to franchisees under FGI during fiscal 2007.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.3% from 86.4%. Product costs increased to 25.6% from 25.0% due to modest changes in commodity costs and shifts in menu mix. Payroll and benefits increased to 42.1% from 41.2% primarily as a result of increased management staffing and wage increases, offset by a 0.1% benefit from favorable workers' compensation claims development. Occupancy costs increased to 6.0% from 5.7% due primarily to increased property tax expense. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 26, 2007		December 27, 2006
	(Dollars in thousands)
Utilities	$40,898	4.8%	$44,329	4.9%
Repairs and maintenance	18,300	2.2%	18,252	2.0%
Marketing	27,469	3.3%	29,879	3.3%
Legal	3,621	0.4%	1,708	0.2%
Other	33,022	3.9%	37,236	4.1%
Other operating expenses	$123,310	14.6%	$131,404	14.5%

The decrease in utilities is primarily the result of lower natural gas costs. The increase in legal expense is due to the unfavorable development of certain legal matters during the year ended December 26, 2007.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

	Fiscal Year Ended
	December 26, 2007		December 27, 2006
	(Dollars in thousands)
Royalties	$63,127	66.6%	$60,217	67.2%
Initial and other fees	6,349	6.7%	1,086	1.2%
Occupancy revenue	25,271	26.7%	28,367	31.6%
Franchise and license revenue	94,747	100.0%	89,670	100.0%

Occupancy costs	20,225	21.4%	19,784	22.1%
Other direct costs	7,780	8.2%	8,126	9.0%
Costs of franchise and license revenue	$28,005	29.6%	$27,910	31.1%

Royalties increased by $2.9 million, or 4.8%, and initial fees increased $5.3 million primarily resulting from the sale of 130 company-owned restaurants to franchisees. The sale of restaurants to franchisees resulted in a 22 equivalent-unit increase in franchised and licensed units compared to the prior year. Additionally, franchised and licensed units realized a 1.7% increase in same-store sales. The decline in occupancy revenue of $3.1 million, or 10.9%, is comprised of a $5.4 million decrease attributable to the sale of franchisee-operated real estate properties during 2006 and 2007, offset by a $2.3 million increase in occupancy revenue primarily related to the sale of company-owned restaurants to franchisees. We continue to collect royalties from the franchisees operating restaurants at the properties sold during 2007 and 2006.

Costs of franchise and license revenue increased by $0.1 million, or 0.3%. The increase in occupancy costs of $0.4 million, or 2.2%, is comprised primarily of a $1.5 million increase resulting from the sale of 130 company-owned restaurants to franchisees, offset by a $1.0 million decrease in occupancy costs resulting from the sale of franchisee-operated real estate properties during 2006 and 2007. As a percentage of franchise and license revenue, costs of franchise and license revenue decreased to 29.6% for the year ended December 26, 2007 from 31.1% for the year ended December 27, 2006.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006
	(In thousands)
Share-based compensation	$4,774	$7,627
Other general and administrative expenses	62,600	58,799
Total general and administrative expenses	$67,374	$66,426

The increase in general and administrative expenses is primarily the result of investments in corporate staffing and incentive compensation programs related to strategic initiatives. The decrease in share-based compensation expense is primarily the result of the vesting of certain restricted stock units and stock options during 2007 and 2006.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006
	(In thousands)
Depreciation of property and equipment	$37,994	$44,133
Amortization of capital lease assets	4,703	4,682
Amortization of intangible assets	6,650	6,475
Total depreciation and amortization	$49,347	$55,290

The overall decrease in depreciation and amortization expense is due primarily to the sale of real estate properties during 2007 and 2006 and the sale of 130 company-owned restaurants to franchisees during 2007.

Operating gains, losses and other charges, net represent gains or losses on the sale of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006
	(In thousands)
Gains on dispositions of assets and other, net	$(42,774)	$(56,801)
Restructuring charges and exit costs	6,870	6,225
Impairment charges	1,076	2,694
Operating gains, losses and other charges, net	$(34,828)	$(47,882)

Gains on sales of assets and other, net of $42.8 million for the year ended December 26, 2007 include gains on sales of restaurant operations to franchisees, real estate and other assets. During 2007, we sold 130 restaurant operations and certain related real estate to 30 franchisees for net proceeds of $73.2 million as part of FGI. During 2006, we sold 81 company-owned, franchisee-operated real estate properties and five surplus real estate properties. See Note 8 to our Consolidated Financial Statements.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006
	(In thousands)
Exit costs	$1,665	$4,254
Severance and other restructuring charges	5,205	1,971
Total restructuring and exist costs	$6,870	$6,225

Severance and other restructuring charges for the year ended December 26, 2007 increased by $3.2 million, resulting primarily from $1.9 million of severance costs related to the reorganization of our field management structure, which led to the elimination of 80 to 90 out-of-restaurant operational positions. Of these eliminations, approximately 30 employees were reassigned to other positions within the Company. The $6.2 million of restructuring charges and exit costs for the year ended December 27, 2006 resulted primarily from the closing of 14 underperforming units, in addition to severance and other restructuring costs associated with the termination of approximately 41 out-of-restaurant support staff positions.

Impairment charges of $1.1 million for the year ended December 26, 2007 and $2.7 million for the year ended December 27, 2006 relate to either closed or underperforming restaurants.

Operating income was $83.5 million during 2007 compared with $110.5 million during 2006.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006
	(In thousands)
Interest on senior notes	$17,452	$17,452
Interest on credit facilities	16,296	27,889
Interest on capital lease liabilities	3,868	4,361
Letters of credit and other fees	2,280	2,999
Interest income	(1,372)	(1,822)
Total cash interest	38,524	50,879
Amortization of deferred financing costs	1,177	3,316
Interest accretion on other liabilities	3,256	3,525
Total interest expense, net	$42,957	$57,720

The decrease in interest expense resulted primarily from the repayment of $100.3 million and $100.5 million of debt during the years ended December 26, 2007 and December 27, 2006, respectively, as well as lower interest rates resulting from the refinancing of our credit facilities during 2006.

Other nonoperating expenses, net were $0.7 million for the year ended December 26, 2007 compared with $8.0 million for the year ended December 27, 2006. The expense for the 2006 period primarily represents an $8.5 million loss on early extinguishment of debt from the write-off of deferred financing costs associated with the debt prepayments made during the year and the refinancing of our credit facilities. See Note 10 to our Consolidated Financial Statements.

The provision for income taxes was $5.2 million compared with $14.7 million for the years ended December 26, 2007 and December 27, 2006, respectively. The provision for income taxes for the year ended December 26, 2007 also included recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during 2007. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. The deferred tax provision of $12.1 million for the year ended December 27, 2006 related to our reevaluation of our tax planning strategies in light of the sale of appreciated properties during 2006. In addition, during 2006 and 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the years ended December 26, 2007 and December 27, 2006, we recognized approximately $4.5 million and $0.7 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

Net income was $34.7 million for the year ended December 26, 2007 compared with $30.3 million for the year ended December 27, 2006 due to the factors noted above.

2006 Compared with 2005

Company Restaurant Operations

During the year ended December 27, 2006, we realized a 2.5% increase in same-store sales, comprised of a 4.4% increase in guest check average and a 1.8% decrease in guest counts. The increase in guest check average resulted from customers trading up to higher priced dinner entrees and cold beverages. Company restaurant sales increased $15.4 million or 1.7%. Higher sales resulted primarily from the increase in same-store sales for the current year, partially offset by a seven equivalent-unit decrease in company-owned restaurants. The decrease in company-owned restaurants resulted from store closures.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.4% from 87.7%. Product costs decreased to 25.0% from 25.3% due to shifts in menu mix and the impact of a higher guest check average. Payroll and benefits decreased to 41.2% from 41.9% related primarily to improvements in workers' compensation costs. Fiscal 2006 benefited by $2.8 million of positive workers' compensation claims development, while 2005 was impacted by $3.6 million of negative workers' compensation claims development. In addition, decreased management incentive compensation was partially offset by increased group insurance costs. Occupancy costs remained essentially flat at 5.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 27, 2006		December 28, 2005
	(Dollars in thousands)
Utilities	$44,329	4.9%	$42,727	4.8%
Repairs and maintenance	18,252	2.0%	18,677	2.1%
Marketing	29,879	3.3%	28,437	3.2%
Legal settlement costs	1,708	0.2%	8,288	0.9%
Other	37,236	4.1%	32,754	3.7%
Other operating expenses	$131,404	14.5%	$130,883	14.7%

The increase in utilities is the result of higher natural gas and electricity costs. The $6.6 million decrease in legal settlement costs is primarily the result of amounts recognized in the prior year for legal settlement expenses related to the settlement of the DLSE of the State of California's Department of Industrial Relations' litigation and the development of certain other cases. Other expenses included a scheduled reduction in coin-operated game machines in our restaurants resulting in a $2.3 million decrease in ancillary restaurant income and a $1.3 million increase in credit card fees resulting primarily from $0.9 million recognized in the prior year related to the Visa Check / Mastermoney Anti-Trust Litigation Settlement.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue:

	Fiscal Year Ended
	December 27, 2006		December 28, 2005
	(Dollars in thousands)
Royalties	$60,217	67.2%	$58,142	64.8%
Initial and other fees	1,086	1.2%	851	0.9%
Occupancy revenue	28,367	31.6%	30,790	34.3%
Franchise and license revenue	89,670	100.0%	89,783	100.0%

Occupancy costs	19,784	22.1%	21,031	23.4%
Other direct costs	8,126	9.0%	7,727	8.6%
Costs of franchise and license revenue	$27,910	31.1%	$28,758	32.0%

Royalties increased $2.1 million or 3.6% resulting from a 3.6% increase in franchisee same-store sales, partially offset by the effects of an eleven equivalent-unit decrease in franchise and licensed units. The $2.4 million or 7.9% decline in occupancy revenue is attributable to the sale of 81 franchisee-operated real estate properties during 2006.  Occupancy revenue related to the sold properties was approximately $5.0 million, although we continue to collect royalties from the franchisees operating restaurants at these properties.

Costs of franchise and license revenue decreased $0.8 million or 2.9%. Occupancy costs decreased $1.2 million due to changes in the portfolio of rental units. Occupancy costs related to the sold properties were approximately $0.9 million. Other direct costs increased $0.4 million resulting primarily from costs related to new store openings and an incentive award program for franchisees who achieved certain performance criteria in 2006. As a percentage of franchise and license revenue, these costs decreased to 31.1% for the year ended December 27, 2006 from 32.0% for the year ended December 28, 2005.

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

The overall decrease in depreciation and amortization expense is due primarily to the sale of real estate properties during 2006.

Operating gains, losses and other charges, net represent restructuring charges, exit costs, impairment charges and gains or losses on the sale of assets and were comprised of the following:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005
	(In thousands)
Gains on dispositions of assets and other, net	$(56,801)	$(3,283)
Restructuring charges and exit costs	6,225	5,199
Impairment charges	2,694	1,174
Operating gains, losses and other charges, net	$(47,882)	$3,090

Gains on disposition of assets and other, net increased to $56.8 million during 2006 from $3.3 million during 2005. During 2006, we sold 81 company-owned, franchisee-operated real estate properties and five surplus real estate properties. See Note 8 to our Consolidated Financial Statements.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 27, 2006	December 28, 2005
	(In thousands)
Exit costs	$4,254	$1,898
Severance and other restructuring charges	1,971	3,301
Total restructuring and exist costs	$6,225	$5,199

The $6.2 million of restructuring charges and exit costs for the year ended December 27, 2006 resulted primarily from the closing of 14 underperforming units, including one franchise unit for which we remain obligated under the lease, in addition to severance and other restructuring costs associated with the termination of approximately 41 out-of-restaurant support staff positions. Restructuring charges and exit costs of $5.2 million for the year ended December 28, 2005 resulted primarily from severance and other restructuring costs associated with the termination of approximately 20 out-of-restaurant support staff positions, in addition to the closing of eight underperforming units, including three franchise units for which we remain obligated under leases.

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

The increase in interest expense resulted primarily from the effect of higher interest rates on the variable-rate portion of our credit facilities.

Other nonoperating expenses, net were $8.0 million for the year ended December 27, 2006 compared with other nonoperating income of $0.6 million for the year ended December 28, 2005. The expense for 2006 primarily represents an $8.5 million loss on early extinguishment of debt from the write-off of deferred financing costs associated with the debt prepayments made during the year and the refinancing of our credit facilities. See Note 10 to our Consolidated Financial Statements.

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

As a result of adopting SFAS 123(R), we recorded a cumulative effect of change in accounting principle, net of tax of $0.2 million in the first quarter of 2006. See Note 14 to our Consolidated Financial Statements.

Net income was $30.3 million for the year ended December 27, 2006 compared with a net loss of $7.3 million for the year ended December 28, 2005 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowing under our credit facilities (as described below) and cash proceeds from the sale of company restaurants to franchisees and the sale of real estate. Principal uses of cash are operating expenses, capital expenditures and debt repayments. The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006
	(In thousands)
Net cash provided by operating activities	$50,295	$40,156
Net cash provided by investing activities	47,661	62,358
Net cash used in financing activities	(102,617)	(104,524)
Net decrease in cash and cash equivalents	$(4,661)	$(2,010)

We believe that our estimated cash flows from operations for 2008, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2008.

Net cash flows provided by investing activities were $47.7 million for the year ended December 26, 2007. These cash flows primarily represent net proceeds of $80.7 million on sales of restaurant operations to franchisees, real estate and other assets. The proceeds were partially offset by capital expenditures of $32.9 million for the year ended December 26, 2007, of which $2.0 million was financed through capital leases. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling and our strategic initiatives, as follows:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006
	(In thousands)
Facilities	$12,447	$12,565
New construction	8,325	4,350
Remodeling	7,057	9,591
Strategic initiatives	1,107	—
Other	1,916	5,759
Capital expenditures	$30,852	$32,265

Cash flows used in financing activities were $102.6 million for the year ended December 26, 2007, which included $90.9 million of term loan prepayments and $2.2 million of scheduled term loan payments made through a combination of asset sale proceeds, as noted above, and cash generated from operations. Our credit facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $152.5 million term loan and an additional $40 million letter of credit facility. During the fourth quarter of 2007, the previous $40 million letter of credit facility was reduced to $37 million. At December 26, 2007, we had outstanding letters of credit of $37.3 million (comprised of $36.6 million under our letter of credit facility and $0.7 million under our revolving facility). There were no revolving loans outstanding at December 26, 2007. These balances result in availability of $0.4 million under our letter of credit facility and $49.3 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $37 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The revolving facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as the sale of specified properties) typical for this type of credit facility and may make certain optional prepayments under the credit facility.

The credit facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the credit facility is secured by first-priority mortgages on 120 company-owned real estate assets. The credit facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the credit facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of December 26, 2007.

As of December 26, 2007, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 6.9% as of December 26, 2007.

Our future contractual obligations and commitments at December 26, 2007 consist of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$328,056	$2,085	$2,888	$323,075	$8
Capital lease obligations (a)	41,288	7,471	12,007	10,343	11,467
Operating lease obligations	345,412	42,180	73,436	55,466	174,330
Interest obligations (a)	131,458	28,032	55,710	47,716	—
Pension and other defined contribution plan obligations (b)	2,365	2,365	—	—	—
Purchase obligations (c)	174,491	145,400	21,157	7,934	—
Total	$1,023,070	$227,533	$165,198	$444,534	$185,805

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 26, 2007. For long-term debt with variable rates, we have used the rate applicable at December 26, 2007 to project interest over the periods presented in the table above. See Note 10 to our Consolidated Financial Statements for balances and terms of the credit facility and the 10% Notes due 2012 (the "10% Notes") at December 26, 2007. The capital lease obligation amounts above are inclusive of interest.

(b)
Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 26, 2007. Amounts cannot currently be estimated for more than one year. See Note 11 to our Consolidated Financial Statements.

(c)
Purchase obligations include amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

As discussed in Note 12 to our Consolidated Financial Statements, effective December 28, 2006, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). At December 26, 2007, we had a reserve for unrecognized tax benefits including potential interest and penalties totaling $0.2 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

At December 26, 2007, our working capital deficit was $73.6 million compared with $72.6 million at December 27, 2006. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Off-Balance Sheet Arrangements

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, we pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. Interest rate differentials paid or received under the swap agreement will be recognized as adjustments to interest expense.

Prior to December 26, 2007, gains and losses on the swap were recorded as a component of accumulated other comprehensive income in our Consolidated Statement of Shareholders' Deficit and Comprehensive Income (Loss) in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." At December 26, 2007, we determined that a portion of the underlying cash flows related to the swap (i.e., interest payments on the first $150 million of floating rate debt) were no longer probable of occurring over the term of the interest rate swap as a result of the probability of paying the debt down below $150 million through scheduled repayments and prepayments with cash from the sale of company restaurant operations to franchisees. As a result, we discontinued hedge accounting treatment and recorded approximately $0.4 million of losses as a component of other nonoperating expense (income), net in our Consolidated Statement of Operations for the year ended December 26, 2007.  The remaining $2.4 million in derivative losses in accumulated other comprehensive income will be reclassified to other nonoperating expense over the remaining term of the interest rate swap. Through February 28, 2008, the fair value of the swap decreased by an additional $3.9 million. See Note 10 to our Consolidated Financial Statements.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention, including defense costs per occurrence, ranges from $0.5 million to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries using our actual historical payments. These estimates include assumptions regarding claims frequency and severity as well as changes in our business environment, medical costs and the regulatory environment that could impact our overall self-insurance costs.

Total discounted insurance liabilities at December 26, 2007 and December 27, 2006 were $39.4 million reflecting a 4.5% discount rate and $41.0 million reflecting a 5% discount rate, respectively. The related undiscounted amounts at such dates were $44.0 million and $46.4 million, respectively.

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

During 2007, 2006 and 2005, we recorded impairment charges of $1.1 million, $2.7 million and $1.2 million, respectively, for underperforming restaurants, including restaurants closed.  These charges are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations. At December 26, 2007, we had a total of three restaurants with an aggregate net book value of approximately $0.6 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

Restructuring and exit costs. As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of the costs of future obligations related to closed units and severance and other restructuring charges for terminated employees. These costs are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

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

The most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 26, 2007, our total discounted liability for closed units was approximately $8.3 million, net of $6.0 million related to existing sublease agreements and $2.2 million related to properties for which we expect to enter into sublease agreements in the future. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. See Note 8 to our Consolidated Financial Statements.

Income taxes. We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes." Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized.

Share-based compensation.  As required by SFAS 123(R), stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of stock options using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements

Effective December 28, 2006, the first day of fiscal 2007, we adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” FIN 48 requires companies to determine whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 does not require or permit retrospective application, thus the cumulative effect of the change in accounting principle, if any, is recorded as an adjustment to opening retained earnings.  See Note 12 to our Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. SFAS 141R applies to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. SFAS 141R will also require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as currently reflected as a reduction to the goodwill established in connection with the fresh start reporting. We are required to adopt SFAS 141R in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 141R on our Consolidated Financial Statements. See Note 12 to our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008.  We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for the first fiscal period beginning after November 15, 2007.  The provisions for nonfinancial assets and liabilities are effective for the first fiscal period beginning after November 15, 2008. We are required to adopt SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 and do not expect adoption to have a material impact on our Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

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

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, we pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. As of December 26, 2007, the swap effectively increases our ratio of fixed rate debt from approximately 54% of total debt to approximately 99% of total debt.

Based on the levels of borrowings under the credit facility at December 26, 2007, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.1 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at December 26, 2007. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $168.5 million compared with a book value of $175.5 million at December 26, 2007. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 26, 2007 relates primarily to market quotations for our 10% Notes. See Note 10 to our Consolidated Financial Statements.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our pension plan and other defined benefit plans by $1.7 million and $0.1 million, respectively, and impact our net periodic benefit cost related to our pension plan by $0.1 million. The impact of a 25 basis point increase or decrease in discount rate on periodic benefit costs related to our other defined benefit plans would be less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

Commodity Price Risk

We purchase certain food products such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, the majority of our purchasing arrangements are structured to contain features that minimize price volatility by establishing fixed pricing and/or price ceilings and floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. We have determined that our purchasing agreements do not qualify as derivative financial instruments or contain embedded derivative instruments. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 26, 2007. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 26, 2007, our internal control over financial reporting was effective, based upon those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which follows this report.

C. Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter (our fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 26, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.B.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 26, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 26, 2007 and December 27, 2006, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 26, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
March 7, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation 2007 Annual Meeting of the Shareholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). The information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

The information required by this item is furnished by incorporation by reference to information under the caption entitled “Selection of Independent Registered Public Accounting Firm - 2007 Audit Information” and “Audit Committee’s Pre-approved Policies and Procedures” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

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
*3.1
Restated Certificate of Incorporation of Denny’s Corporation dated March 3, 2003 as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

*3.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 27, 2004 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on August 27, 2004)

*3.3
By-Laws of Denny’s Corporation, as effective as of September 6, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on September 12, 2007)

*4.1
10% Senior Notes due 2012 Indenture dated as of October 5, 2004 between Denny’s Holdings, Inc., as Issuer, Denny’s Corporation, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

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

Exhibit No.	Description
+*10.3
Form of Agreement, dated February 9, 2000, providing certain retention incentives and severance benefits for company management (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation (then known as Advantica) for the quarter ended March 29, 2000)

*10.4
Stipulation and Agreement of Settlement, dated February 19, 2002, by and among FRD Acquisition Co., the Creditors Committee, Advantica, Denny’s, Inc. FRI-M Corporation, Coco’s Restaurants, Inc. and Carrows Restaurants, Inc., and as filed with the Bankruptcy Court on February 19, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation (then known as Advantica), filed with the Commission on February 20, 2002)

*10.5
First Amended Plan of Reorganization of FRD Acquisition, Co., confirmed by order of the United States Bankruptcy Court for the District of Delaware on June 20, 2002 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Denny’s Corporation (then known as Advantica) dated July 25, 2002)

+*10.6
Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Denny’s Corporation (No. 333-103220) filed with the Commission on February 14, 2003)

*10.7
Credit Agreement dated as of September 21, 2004, Among Denny’s, Inc., Denny’s Realty, Inc., as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., as Guarantors, the Lenders named herein, Bank of America, N.A., as Administrative Agent, and UBS LLC, as Syndication Agent, and Banc of America Securities LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (First Lien) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.8
Credit Agreement dated as of September 21, 2004, Among Denny’s, Inc., Denny’s Realty, Inc., as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., as Guarantors, the Lenders named herein, Bank of America, N.A., as Administrative Agent, and UBS LLC, as Syndication Agent, and Banc of America Securities LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (Second Lien) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.9
Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (First Lien) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.10
Guarantee and Collateral Agreement dated as of September 21, 2004, among Denny’s, Inc., Denny’s Realty, Inc., Denny’s Corporation, Denny’s Holdings, Inc., DFO, Inc., each other Subsidiary Loan Party and Bank of America, N.A., as Collateral Agent (Second Lien) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

*10.11
First Lien Amendment No. 1 effective as of July 17, 2006, to the Credit Agreement dated as of September 21, 2004 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 28, 2006)

*10.12
Second Lien Amendment No. 1 effective as of July 17, 2006 to the Credit Agreement dated as of September 21, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 28, 2006)

+*10.13
Description of amendments to the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

+*10.14	Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.15	Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004)

+*10.16
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.17
Employment Agreement dated May 11, 2005 between Denny’s Corporation and Nelson J. Marchioli (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on May 13, 2005)

+*10.18
Amendment dated November 10, 2006 to the Employment Agreement dated May 11, 2005 between Denny’s Corporation, Denny’s Inc. and Nelson J. Marchioli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on November 13, 2006)

+*10.19
Employment Offer Letter dated August 16, 2005 between Denny’s Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 28, 2005)

+*10.20	Written description of the 2006 Corporate Incentive Program (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 29, 2006)

+*10.21	Written description of the 2006 Long Term Growth Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 29, 2006)

*10.22	Master Purchase Agreement and Escrow Instructions (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on September 28, 2006)

*10.23
Amended and Restated Credit Agreement dated as of December 15, 2006, among Denny’s Inc. and Denny’s Realty, LLC, as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., and DFO, LLC, as Guarantors, the Lenders named therein, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 27, 2006)

*10.24	Amended and Restated Guarantee and Collateral Agreement dated as of December 15, 2006, among Denny’s Inc., Denny’s Realty, LLC, Denny’s Corporation, Denny’s Holdings, Inc., DFO, LLC, each other Subsidiary Loan Party referenced therein and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 27, 2006)

Exhibit No.	Description
+*10.25
Employment Offer Letter dated May 3, 2002 between Denny’s Corporation and Margaret L. Jenkins and Addendum thereto dated June 11, 2003 between Denny's Corporation and Margaret L. Jenkins (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 27, 2006)

+*10.26
Written Description of Denny’s 2007 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2007)

+*10.27
Written Description of 2007 Long-Term Growth Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2007)

*10.28
Amendment No. 1 dated as of March 8, 2007 to the Amended and Restated Credit Agreement dated as of December 15, 2006 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on March 14, 2007)

+*10.29
Award certificate evidencing restricted stock unit award to F. Mark Wolfinger, effective July 9, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on July 12, 2007)

+*10.30
Separation Agreement dated August 8, 2007 between Denny's Inc. and Margaret L. Jenkins (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 26, 2007)

+*10.31	Written Description of Denny's Paradigm Shift Incentive Program (incorporated by reference to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on December 4, 2007)

+*10.32	Written Description of Denny's 2008 Corporate Incentive Program (incorporated by reference to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on January 11, 2008)

+*10.33	Written Description of Denny's Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on February 4, 2008)

21.1	Subsidiaries of Denny’s

23.1	Consent of KPMG LLP

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

DENNY’S CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-2
Consolidated Statements of Operations for each of the Three Fiscal Years in the Period Ended December 26, 2007	F-3
Consolidated Balance Sheets as of December 26, 2007 and December 27, 2006	F-4
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) for each of the Three Fiscal Years in the Period Ended December 26, 2007	F-5
Consolidated Statements of Cash Flows for each of the Three Fiscal Years in the Period Ended December 26, 2007	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

 The Board of Directors
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 26, 2007 and December 27, 2006, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 26, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 26, 2007 and December 27, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 26, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the Company changed its method of accounting for share-based payment in fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Greenville, South Carolina
March 7, 2008

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$844,621	$904,374	$888,942
Franchise and license revenue	94,747	89,670	89,783
Total operating revenue	939,368	994,044	978,725
Costs of company restaurant sales:
Product costs	215,943	226,404	224,803
Payroll and benefits	355,710	372,292	372,644
Occupancy	50,977	51,677	51,057
Other operating expenses	123,310	131,404	130,883
Total costs of company restaurant sales	745,940	781,777	779,387
Costs of franchise and license revenue	28,005	27,910	28,758
General and administrative expenses	67,374	66,426	62,911
Depreciation and amortization	49,347	55,290	56,126
Operating gains, losses and other charges, net	(34,828)	(47,882)	3,090
Total operating costs and expenses	855,838	883,521	930,272
Operating income	83,530	110,523	48,453
Other expenses:
Interest expense, net	42,957	57,720	55,172
Other nonoperating expense (income), net	668	8,029	(602)
Total other expenses, net	43,625	65,749	54,570
Net income (loss) before income taxes and cumulative effect of change in accounting principle	39,905	44,774	(6,117)
Provision for income taxes	5,192	14,668	1,211
Net income (loss) before cumulative effect of change in accounting principle	34,713	30,106	(7,328)
Cumulative effect of change in accounting principle, net of tax	—	232	—
Net income (loss)	$34,713	$30,338	$(7,328)

Basic net income (loss) per share:
Basic net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.37	$0.33	$(0.08)
Cumulative effect of change in accounting principle, net of tax	—	0.00	—
Basic net income (loss) per share	$0.37	$0.33	$(0.08)

Diluted net income (loss) per share:
Diluted net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.35	$0.31	$(0.08)
Cumulative effect of change in accounting principle, net of tax	—	0.00	—
Diluted net income (loss) per share	$0.35	$0.31	$(0.08)

Weighted average shares outstanding:
Basic	93,855	92,250	91,018
Diluted	98,844	97,364	91,018

See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 26, 2007	December 27, 2006
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$21,565	$26,226
Receivables, less allowance for doubtful accounts of: 2007 - $75; 2006 - $79	13,585	15,005
Inventories	6,485	8,199
Assets held for sale	6,712	4,735
Prepaid and other	9,526	9,072
Total Current Assets	57,873	63,237

Property, net	184,610	236,264

Other Assets:
Goodwill	46,185	50,064
Intangible assets, net	62,657	66,882
Deferred financing costs, net	5,078	6,311
Other	24,699	21,595
Total Assets	$381,102	$444,353

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$2,085	$5,532
Current maturities of capital lease obligations	4,051	6,979
Accounts payable	43,262	42,148
Other	82,069	81,143
Total Current Liabilities	131,467	135,802

Long-Term Liabilities:
Notes and debentures, less current maturities	325,971	415,801
Capital lease obligations, less current maturities	20,845	24,948
Liability for insurance claims, less current portion	27,148	28,784
Deferred income taxes	11,963	12,126
Other noncurrent liabilities and deferred credits	42,578	50,469
Total Long-Term Liabilities	428,505	532,128
Total Liabilities	559,972	667,930

Commitments and contingencies

Shareholders' Deficit
Common stock $0.01 par value; shares authorized - 135,000; issued and outstanding: 2007 – 94,626; 2006 - 93,186	946	932
Paid-in capital	533,612	527,911
Deficit	(700,284)	(734,997)
Accumulated other comprehensive loss, net of tax	(13,144)	(17,423)
Total Shareholders' Deficit	(178,870)	(223,577)
Total Liabilities and Shareholders' Deficit	$381,102	$444,353

 See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Paid-in Capital	(Deficit)	(Loss), Net	Deficit
	(In thousands)
Balance, December 29, 2004	89,987	$900	$510,686	$(758,448)	$(19,713)	$(266,575)
Balance Sheet Adjustment (Note 2)	—	—	—	441	—	441
Balance, December 29, 2004, as adjusted	89,987	900	510,686	(758,007)	(19,713)	(266,134)
Comprehensive (loss):
Net (loss)	—	—	—	(7,328)	—	(7,328)
Unrealized gain on hedged transaction, net of tax	—	—	—	—	1,256	1,256
Additional minimum pension liability, net of tax	—	—	—	—	(1,086)	(1,086)
Comprehensive (loss)	—	—	—	(7,328)	170	(7,158)
Share-based compensation on equity classified awards	—	—	3,529	—	—	3,529
Issuance of common stock for share-based compensation	382	4	1,678	—	—	1,682
Exercise of common stock options	1,382	14	1,961	—	—	1,975
Balance, December 28, 2005	91,751	918	517,854	(765,335)	(19,543)	(266,106)
Comprehensive income:
Net income	—	—	—	30,338	—	30,338
Recognition of unrealized gain on hedged transactions, net of tax	—	—	—	—	(1,256)	(1,256)
Additional minimum pension liability, net of tax	—	—	—	—	3,376	3,376
Comprehensive income	—	—	—	30,338	2,120	32,458
Share-based compensation on equity classified awards	—	—	5,316	—	—	5,316
Reclassification of share-based compensation in connection with adoption of SFAS 123(R) (Note 14)	—	—	2,534	—	—	2,534
Issuance of common stock for share-based compensation	296	3	206	—	—	209
Exercise of common stock options	1,139	11	2,001	—	—	2,012
Balance, December 27, 2006	93,186	932	527,911	(734,997)	(17,423)	(223,577)
Comprehensive income:
Net income	—	—	—	34,713	—	34,713
Recognition of unrealized loss on hedged transactions, net of tax	—	—	—	—	(2,753)	(2,753)
Reclassification of unrealized loss on hedged transactions resulting from the loss of hedge accounting (Note 10)	—	—	—	—	400	400
Additional minimum pension liability, net of tax	—	—	—	—	6,632	6,632
Comprehensive income	—	—	—	34,713	4,279	38,992
Share-based compensation on equity classified awards	—	—	3,367	—	—	3,367
Issuance of common stock for share-based compensation	247	2	220	—	—	222
Exercise of common stock options	1,193	12	2,114	—	—	2,126
Balance, December 26, 2007	94,626	$946	$533,612	$(700,284)	$(13,144)	$(178,870)

See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$34,713	$30,338	$(7,328)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(232)	—
Depreciation and amortization	49,347	55,290	56,126
Operating gains, losses and other charges, net	(34,828)	(47,882)	3,090
Amortization of deferred financing costs	1,177	3,316	3,493
Loss on early extinguishment of debt	545	8,508	—
Deferred income tax expense	4,305	12,827	—
Share-based compensation	4,774	7,627	7,801
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	1,420	(2,164)	(567)
Inventories	1,714	9	81
Other current assets	(447)	(719)	(1,031)
Other assets	(3,338)	(4,242)	(5,744)
Increase (decrease) in liabilities:
Accounts payable	2,329	(2,338)	3,755
Accrued salaries and vacations	(2,514)	(1,671)	(4,313)
Accrued taxes	(2,076)	947	405
Other accrued liabilities	1,184	(11,523)	798
Other noncurrent liabilities and deferred credits	(8,010)	(7,935)	738
Net cash flows provided by operating activities	50,295	40,156	57,304

Cash Flows from Investing Activities:
Purchase of property	(30,852)	(32,265)	(47,165)
Proceeds from disposition of property	80,721	90,578	6,693
Acquisition of restaurant units	(2,208)	(825)	—
Collection of note receivable payments from former subsidiary	—	4,870	431
Net cash flows provided by (used in) investing activities	47,661	62,358	(40,041)

Cash Flows from Financing Activities:
Long-term debt payments	(102,104)	(104,334)	(6,747)
Deferred financing costs paid	(401)	(1,278)	(296)
Proceeds from exercise of stock options	2,126	2,012	1,975
Debt transaction costs	—	(1,095)	—
Net bank overdrafts	(2,238)	171	480
Net cash flows used in financing activities	(102,617)	(104,524)	(4,588)

Increase (decrease) in cash and cash equivalents	(4,661)	(2,010)	12,675

Cash and Cash Equivalents at:
Beginning of year	26,226	28,236	15,561
End of year	$21,565	$26,226	$28,236

See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At December 26, 2007, the Denny’s brand consisted of 1,546 restaurants, 1,152 (75%) of which were franchised/licensed restaurants and 394 (25%) of which were company-owned and operated. These Denny’s restaurants are operated in 49 states, the District of Columbia, two U.S. territories and five foreign countries with principal concentrations in California (26% of total restaurants), Florida (10%) and Texas (10%).

Note 2.     Summary of Significant Accounting Policies

The following accounting policies significantly affect the preparation of our Consolidated Financial Statements:

Use of Estimates. In preparing our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice and consider information provided by actuaries and other experts in a particular area. Actual amounts could differ materially from these estimates.

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries, the most significant of which are Denny’s Holdings, Inc.; Denny’s, Inc. and DFO, LLC which are subsidiaries of Denny’s Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years.  Fiscal 2005, 2006 and 2007 each include 52 weeks of operations. Fiscal 2008 will be a 53 week year.

Cash Equivalents and Short-term Investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $15.9 million and $16.9 million of overnight repurchase agreements with an initial term of less than three months at December 26, 2007 and December 27, 2006, respectively.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments for franchise royalties, rent, advertising and notes receivable. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends and periodic financial information, which the franchisees are required to submit to us.

Inventories. Inventories consist of food and beverages and are valued primarily at the lower of average cost (first-in, first-out) or market.

Assets Held for Sale. Assets held for sale consist of real estate properties and restaurant operations that we expect to sell within the next 12 months. The assets are reported at the lower of carrying amount or fair value less costs to sell.

Property and Depreciation. Owned property is stated at cost. Property under capital leases is stated at the present value of the minimum lease payments. We depreciate owned property over its estimated useful life using the straight-line method. We amortize property held under capital leases (at capitalized value) over the lesser of its estimated useful life or the initial lease term. In certain situations, one or more option periods may be used in determining the depreciable life of certain properties leased under operating lease agreements if we deem that an economic penalty will be incurred and exercise of such option periods is reasonably assured. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing rent expense. The following estimated useful service lives were in effect during all periods presented in the financial statements:

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

Other Intangible Assets. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements and capitalized software development costs. Trade names and trademarks are considered indefinite-lived intangible assets and are not amortized. Franchise and other operating agreements are amortized using the straight-line basis over the term of the related agreement. Capitalized software development costs are amortized over the estimated useful life of the software. We test trade name and trademark assets for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. We assess impairment of franchise and other operating agreements and capitalized software development costs whenever changes or events indicate that the carrying value may not be recoverable.

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust are considered trading securities and are reported at fair value in other assets with an offsetting liability included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses in our Consolidated Statement of Operations. For the years ended December 26, 2007, December 27, 2006 an December 28, 2005, the net gains were $0.5 million, $0.5 million and $0.2 million, respectively. The fair value of the investments of the deferred compensation plan were $6.3 million and $5.1 million at December 26, 2007 and December 27, 2006, respectively, and are included as a component of other assets in our Consolidated Balance Sheets. An offsetting liability is included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. We have included in accounts payable in our Consolidated Balance Sheets cash overdrafts totaling $10.0 million and $12.2 million at December 26, 2007 and December 27, 2006, respectively. Changes in such amounts are reflected in the cash flows from financing activities in the Consolidated Statements of Cash Flows.

Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical and dental claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention levels, including defense costs per occurrence, range from $0.5 million to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries using our actual historical payments.
Total discounted insurance liabilities at December 26, 2007 and December 27, 2006 were $39.4 million reflecting a 4.5% discount rate and $41.0 million reflecting a 5% discount rate, respectively. The related undiscounted amounts at such dates were $44.0 million and $46.4 million, respectively.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more-likely-than-not to be realized. While we have considered ongoing, prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998—see Note 12) would decrease income tax expense in the period such determination was made.

Leases and Subleases. Our policy requires the use of a consistent lease term for (i) calculating the maximum depreciation period for related buildings and leasehold improvements; (ii) classifying the lease; and (iii) computing periodic rent expense increases where the lease terms include escalations in rent over the lease term. The lease term commences on the date when we become legally obligated for the rent payments. We account for rent escalations in leases on a straight-line basis over the expected lease term. Any rent holidays after lease commencement are recognized on a straight-line basis over the expected lease term, which includes the rent holiday period. Leasehold improvements that have been funded by lessors have historically been insignificant. Any leasehold improvements we make that are funded by lessor incentives or allowances under operating leases are recorded as leasehold improvement assets and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to lease expense over the expected lease term. We record contingent rent expense based on estimated sales for respective units over the contingency period.

Fair Value of Financial Instruments. Our significant financial instruments are cash and cash equivalents, long-term investments, receivables, accounts payable, accrued liabilities, long-term debt and interest rate swaps. Except for long-term debt, the fair value of these financial instruments approximates their carrying value based on their short maturities. See Note 10 for information about the fair value of long-term debt and interest rate swaps. Long-term investments are considered trading securities and are reported at fair value.

Derivative Instruments. We record all derivative instruments as either assets or liabilities in the balance sheet at fair value. We formally document all hedging relationships, our risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness. We assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. To the extent the derivative instrument is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument are not included in current earnings but are reported as other comprehensive income (loss). The ineffective portion of the hedge is recorded as an adjustment to earnings. We discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument because it is unlikely that a forecasted transaction will occur or management determines that designation of the derivative as a hedging instrument is no longer appropriate. If hedge accounting is discontinued and the derivative is retained, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and immediately recognize in earnings gains and losses that were accumulated in other comprehensive income (loss). We do not enter into derivative instruments for trading or speculative purposes. See Note 10.

Contingencies and Litigation. We are subject to legal proceedings involving ordinary and routine claims incidental to our business, as well as legal proceedings that are nonroutine and include compensatory or punitive damage claims. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal expenses and other litigation costs as other operating expenses in our Consolidated Statements of Operations as those costs are incurred.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items that are excluded from net income (loss) under U.S. generally accepted accounting principles. Other comprehensive income (loss) items include additional minimum pension liability adjustments and the effective unrealized portion of changes in the fair value of cash flow hedges. See Note 13.

Segment. Denny’s operates in only one segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through either company-owned or franchised restaurants.

Company Restaurant Sales. Company restaurant sales are recognized when food and beverage products are sold at company-owned units. We present company restaurant sales net of sales taxes.

Gift cards. We sell gift cards, which have no stated expiration dates, in our restaurants. Proceeds from the sale of gift cards are deferred and recognized as revenue when they are redeemed. We do not recognize breakage on gift cards until, among other things, sufficient gift card history is available to estimate our potential breakage. We do not believe gift card breakage will have a material impact on our future operations.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2007, 2006 and 2005, we recorded initial fees of $6.0 million, $0.9 million and $0.7 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Operations. At December 26, 2007 and December 27, 2006, deferred fees were $1.2 million and $0.6 million, respectively and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. For 2007, our ten largest franchisees accounted for approximately 30% of our franchise revenues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2007, 2006 and 2005 was $27.5 million, $29.9 million and $28.4 million, respectively, net of contributions from franchisees of $39.0 million, $36.7 million and $35.2 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Operations.

Restructuring and exit costs. As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded restructuring and exit costs. These costs consist primarily of the costs of future obligations related to closed units, severance and other restructuring charges for terminated employees and are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

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

We evaluate store closures for potential disclosure as discontinued operations based on an assessment of several quantitative and qualitative factors, including the nature of the closure, revenue migration to other company-owned and franchised stores and planned market development in the vicinity of the disposed store.

Impairment of long-lived assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis or whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant and our plans for restaurant closings. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing our assessment, we make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges were $1.1 million, $2.7 million and $1.2 million for the years ended December 26, 2007, December 27, 2006 and December 28, 2005, respectively, and are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

Gains on Sales of Restaurants Operations to Franchisees, Real Estate and Other Assets. Generally, gains on sales of restaurant operations to franchisees (which may include real estate), real estate properties and other assets, are recognized when the cash proceeds are received. Total proceeds from the sales of these assets were $80.7 million, $90.6 million and $6.7 million in 2007, 2006 and 2005, respectively.  Total gains resulting from these transactions were $42.8 million, $56.8 million and $3.3 million in 2007, 2006 and 2005, respectively, and are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

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

Under SFAS 123(R), we are required to estimate potential forfeitures of share-based awards and adjust the compensation cost accordingly. Our estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred. As a result of this change, we recognized a cumulative effect of change in accounting principle in our Consolidated Statement of Operations of $0.2 million during 2006. Additionally, in accordance with SFAS 123(R), $2.5 million related to restricted stock units payable in shares, previously recorded as liabilities, were reclassified to additional paid-in capital in the Consolidated Balance Sheet during 2006. Our previous practice was to accrue compensation expense for restricted stock units payable in shares as a liability until such time as the shares were actually issued.

Share-based compensation for fiscal year 2005 was accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations (i.e., the "intrinsic method").

The following table illustrates the pro forma effect on net loss and net loss per common share had we applied the fair value recognition provisions of SFAS 123 to share-based compensation for the year ended December 28, 2005:

Fiscal Year Ended
December 28, 2005
(In millions, except per share data)
Reported net loss	$(7.3)
Share-based employee compensation expense included in reported net loss, net of related taxes	7.8
Less total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.9)
Pro forma net loss	$(11.4)

Net loss per share:
Basic and diluted – as reported	$(0.08)
Basic and diluted – pro forma	$(0.13)

Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period.

Adjustments to Equity. Certain previously reported amounts have been reclassified to conform to the current presentation. During fiscal 2007, we recorded a $0.4 million adjustment to receivables and the beginning balance of retained earnings for items related to periods prior to December 29, 2004. The adjustment had no impact on our results of operations for the periods ended December 26, 2007, December 27, 2006 and December 28, 2005.

New Accounting Standards.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. SFAS 141R applies to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. SFAS 141R will also require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh-start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as currently reflected as a reduction to the goodwill established in connection with the fresh-start reporting. We are required to adopt SFAS 141R in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008.  We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for the first fiscal period beginning after November 15, 2007.  The provisions for nonfinancial assets and liabilities are effective for the first fiscal period beginning after November 15, 2008. We are required to adopt SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 and do not expect adoption to have a material impact on our Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

Note 3.     Assets Held for Sale

Assets held for sale of $6.7 million and $4.7 million as of December 26, 2007 and December 27, 2006, respectively, include restaurants to be sold to franchisees and certain real estate properties. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 10) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of the real estate related to certain restaurants operated by franchisees. As a result, we have classified a corresponding $0.4 million and $3.5 million of our long-term debt as a current liability in our Consolidated Balance Sheet as of December 26, 2007 and December 27, 2006, respectively. These amounts represent the net book value of the specified properties as of the balance sheet dates. As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.2 million for the year ended December 26, 2007. This expense is included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

Note 4.     Property, Net

Property, net, consists of the following:

	December 26, 2007	December 27, 2006
	(In thousands)
Land	$33,953	$37,503
Buildings and leasehold improvements	312,117	393,181
Other property and equipment	114,806	145,293
Total property owned	460,876	575,977
Less accumulated depreciation	288,364	359,114
Property owned, net	172,512	216,863
Buildings, vehicles, and other equipment held under capital leases	30,780	39,552
Less accumulated amortization	18,682	20,151
Property held under capital leases, net	12,098	19,401
Total property, net	$184,610	$236,264

Depreciation expense, including amortization of property under capital leases, for 2007, 2006 and 2005 was $42.7 million, $48.8 million and $48.8 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 5.     Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the year ended December 26, 2007 are as follows:

(In thousands)
Balance at December 27, 2006	$50,064
Reversal of valuation allowance related on deferred tax assets (Note 12)	(4,467)
Goodwill related to acquisition of restaurant	588
Balance at December 26, 2007	$46,185

The following table reflects goodwill and intangible assets as reported at December 26, 2007 and December 27, 2006:

	December 26, 2007		December 27, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$46,185	$—	$50,064	$—

Intangible assets with indefinite lives:
Trade names	$42,395	$—	$42,323	$—
Liquor licenses	279	—	279	—
Intangible assets with definite lives:
Franchise agreements	61,903	42,036	65,361	41,209
Foreign license agreements	241	125	241	113
Intangible assets	$104,818	$42,161	$108,204	$41,322

Other assets with definite lives:
Software development costs	$30,319	24,560	29,164	22,477

The $3.5 million decrease in franchise agreements resulted from the removal of fully amortized agreements and those related to closed units. The amortization expense for definite-lived intangibles and other assets for 2007, 2006 and 2005 was $6.7 million, $6.5 million and $7.3 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2008	$3,659
2009	3,349
2010	2,988
2011	2,738
2012	2,374

We performed an annual impairment test as of December 26, 2007 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Note Receivable from Former Subsidiary

As a result of the divestiture of FRD Acquisition Co., ("FRD"), on July 10, 2002, Denny’s provided $5.6 million of cash collateral to support FRD’s letters of credit, for a fee, until the letters of credit terminated or were replaced. We received scheduled payments of $4.9 million and $0.4 million related to the amounts due from FRD during 2006 (through the end of the collateral agreement) and 2005, respectively. These amounts are shown in the cash flows from investing activities section of our Consolidated Statement of Cash Flows. During 2006 and 2005, we recorded interest income related to these receivables of $0.1 million and $0.3 million, respectively.

Note 7.     Other Current Liabilities

Other current liabilities consist of the following:

	December 26, 2007	December 27, 2006
	(In thousands)
Accrued salaries and vacation	$28,842	$30,324
Accrued insurance, primarily current portion of liability for insurance claims	14,913	15,079
Accrued taxes	9,707	11,783
Accrued interest	6,962	4,838
Restructuring charges and exit costs	3,169	2,221
Other	18,476	16,898
Other current liabilities	$82,069	$81,143

Note 8.     Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net represent gains or losses on the sale of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Gains on sales of assets and other, net	$(42,774)	$(56,801)	$(3,283)
Restructuring charges and exit costs	6,870	6,225	5,199
Impairment charges	1,076	2,694	1,174
Operating gains, losses and other charges, net	$(34,828)	$(47,882)	$3,090

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Fiscal Year Ended
	December 26, 2007		December 27, 2006		December 28, 2005
	Net Proceeds	Gains	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$73,202	$36,581	$—	$—	$—	$—
Sales of other real estate assets	7,519	4,166	90,578	56,678	6,693	3,160
Recognition of deferred gains	—	2,027	—	123	—	123
Total	$80,721	$42,774	$90,578	$56,801	$6,693	$3,283

During 2007, we sold 130 restaurant operations and certain related real estate to franchisees as part of our Franchise Growth Initiative. During 2006, we sold five surplus and 81 franchisee-operated real estate properties. Gains of $1.9 million were deferred on the 2006 sales of franchisee-operated real estate properties and were recognized during fiscal 2007.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs consist primarily of the costs of future obligations related to closed units and severance and other restructuring charges for terminated employees and were comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Exit costs	$1,665	$4,254	$1,898
Severance and other restructuring charges	5,205	1,971	3,301
Total restructuring charges and exit costs	$6,870	$6,225	$5,199

The components of the change in accrued exit cost liabilities are as follows:

	December 26, 2007	December 27, 2006
	(In thousands)
Balance, beginning of fiscal year	$11,934	$9,531
Provisions for units closed during the year	187	2,567
Provisions for sublease losses related to the sale of restaurant operations to franchisees	710	—
Changes in estimates of accrued exit costs, net (1)	1,478	1,687
Reclassification of certain lease liabilities, net	(2,284)	551
Payments, net of sublease receipts	(4,620)	(3,397)
Interest accretion	934	995
Balance, end of fiscal year	8,339	11,934
Less current portion included in other current liabilities	1,869	1,969
Long-term portion included in other noncurrent liabilities	$6,469	$9,965

(1)    Included as a component of gains on sales of assets

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2008	$2,103
2009	1,452
2010	1,231
2011	1,131
2012	1,002
Thereafter	3,035
Total	9,954
Less imputed interest	1,615
Present value of exit cost liabilities	$8,339

The present value of exit cost liabilities is net of $6.0 million relating to existing sublease arrangements and $2.2 million related to properties for which we expect to enter into sublease agreements in the future. See Note 9 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed units.

As of December 26, 2007 and December 27, 2006, we had accrued severance and other restructuring charges of $1.3 million and $0.5 million, respectively.  The balance at the end of fiscal 2007 is expected to be paid during 2008.

Note 9.     Leases and Related Guarantees

Our operations utilize property, facilities, equipment and vehicles leased from others. Buildings and facilities are primarily used for restaurants and support facilities. Many of our restaurants are operated under lease arrangements which generally provide for a fixed basic rent, and, in some instances, contingent rent based on a percentage of gross revenues. Initial terms of land and restaurant building leases generally are not less than 15 years exclusive of options to renew. Leases of other equipment consist primarily of restaurant equipment, computer systems and vehicles.

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable, of which the current portion is recorded in prepaid and other assets and the long-term portion is recorded in other long-term assets in our Consolidated Balance Sheets, is as follows:

	December 26, 2007	December 27, 2006
	(In thousands)
Total minimum rents receivable	$9,981	$1,392
Less unearned income	7,858	871
Net investment in direct financing leases receivable	$2,123	$521

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed units, at December 26, 2007 are as follows:

	Commitments		Lease Receipts
	Capital	Operating	Direct Financing	Operating
	(In thousands)
2008	$7,471	$42,180	$520	$24,483
2009	6,229	38,754	520	24,395
2010	5,778	34,682	520	24,141
2011	5,446	29,828	520	22,595
2012	4,897	25,638	520	22,021
Thereafter	11,467	174,330	7,381	154,572
Total	41,288	$345,412	$9,981	$272,207
Less imputed interest	16,392
Present value of capital lease obligations	$24,896

Rent expense is recorded as a component of occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Operations and is comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Base rents	$43,494	$43,548	$44,240
Contingent rents	6,524	7,109	6,984
Total rental expense	$50,018	$50,657	$51,224

Total rental expense in the above table does not reflect lease and sublease rental income, which is included as a component of franchising and license revenue in our Consolidated Statements of Operations and is comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Base rents	$18,651	$20,390	$22,346
Contingent rents	3,565	4,392	4,343
Total rental income	$22,216	$24,782	$26,689

Note 10.     Long-Term Debt

Long-term debt consists of the following at December 26, 2007 and December 27, 2006:

	December 26, 2007	December 27, 2006
	(In thousands)
Notes and Debentures:
10% Senior Notes due October 1, 2012, interest payable semi-annually	$175,000	$175,000
Credit Facility:
Revolver Loans outstanding due December 15, 2011	—	—
Term Loans due March 31, 2012	152,523	245,596
Other note payable, maturing over various terms up to 6 years, payable in monthly installments with interest rates ranging from 9.0% to 11.97%	533	737
Capital lease obligations	24,896	31,927
	352,952	453,260
Less current maturities and mandatory prepayments	6,136	12,511
Total long-term debt	$346,816	$440,749

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 9), at December 26, 2007 are as follows:

Year:	(In thousands)
2008	$2,085
2009	1,272
2010	1,616
2011	1,623
2012	321,452
Thereafter	8
$328,056

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $152.5 million term loan and an additional $40 million letter of credit facility (together, the "Credit Facility"). During the fourth quarter of 2007, the previous $40 million letter of credit facility was reduced to $37 million. At December 26, 2007, we had outstanding letters of credit of $37.3 million (comprised of $36.6 million under our letter of credit facility and $0.7 million under our revolving facility). There were no revolving loans outstanding at December 26, 2007. These balances result in availability of $0.4 million under our letter of credit facility and $49.3 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $37 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The Credit Facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as required payments related to asset sales) typical for this type of credit facility and may make certain optional prepayments under the Credit Facility. Upon the event of a refinancing transaction, under certain circumstances before March 8, 2008, we would be required to pay the term loan and letter of credit facility lenders a 1.0% prepayment premium.

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 120 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of December 26, 2007.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Effective March 8, 2007, interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 6.9% and 7.6% as of December 26, 2007 and December 27, 2006, respectively.

During 2007, we prepaid approximately $93.1 million on the term loan through a combination of proceeds on sales of restaurant operations to franchisees, real estate and other assets, as well as cash generated from operations. As a result of these prepayments, we recorded $0.5 million of losses on early extinguishment of debt resulting from the write-off of deferred financing costs. These losses are included as a component of other nonoperating expense in our Consolidated Statements of Operations.

Interest Rate Swaps

By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.

In January 2005, we entered into an interest rate swap with a notional amount of $75 million to hedge a portion of the cash flows of our previous floating rate term loan debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR plus a fixed 3.25% spread due on a related $75 million notional debt obligation under the previous term loan facility. Under the terms of the swap, we paid a fixed rate of 3.76% on the $75 million notional amount and received payments from a counterparty based on the 3-month LIBOR rate for a term ending on September 30, 2007. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense

As a result of the extinguishment of a portion of our debt on December 15, 2006, we discontinued hedge accounting treatment related to this interest rate swap. The interest rate swap was sold for a cash price of $1.1 million resulting in a gain of $0.9 million which is included as a component of other nonoperating expense in our Consolidated Statements of Operations.

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, we pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. Interest rate differentials paid or received under the swap agreement will be recognized as adjustments to interest expense.

Prior to December 26, 2007, to the extent the swap was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap were not included in current earnings, but were reported as other comprehensive income. At December 26, 2007, we determined that a portion of the underlying cash flows related to the swap (i.e., interest payments on $150 million of floating rate debt) were no longer probable of occurring over the term of the interest rate swap as a result of the probability of paying the debt down below $150 million through scheduled repayments and prepayments with cash from the sale of company-owned restaurant operations to franchisees. As a result, we discontinued hedge accounting treatment and recorded approximately $0.4 million of losses related to the fair value of the swap as a component of other nonoperating expense (income), net in our Consolidated Statement of Operations for the year ended December 26, 2007.  The remaining $2.4 million in losses related to the fair value of the swap, in accumulated other comprehensive income, will be reclassified to other nonoperating expense over the remaining term of the interest rate swap. Through February 28, 2008, the fair value of the swap decreased by an additional $3.9 million.

The components of the cash flow hedge included in accumulated other comprehensive income in our Consolidated Statement of Shareholders’ Deficit for the years ended December 26, 2007, December 27, 2006 and December 28, 2005 are as follows:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Net interest income recognized as a result of interest rate swap	(464)	(962)	265
Unrealized gain(loss) for changes in fair value of interest swap rates	(2,289)	560	991
(Gain) loss recognized on dedesignation or extinguishment of interest rate swap	400	(854)	—
Net decrease in Accumulated Other Comprehensive Income (Loss), net of tax	(2,353)	(1,256)	1,256

10% Senior Notes Due 2012

On October 5, 2004, Denny’s Holdings issued $175 million aggregate principal amount of its 10% Senior Notes due 2012 (the “10% Notes”). The 10% Notes are irrevocably, fully and unconditionally guaranteed on a senior basis by Denny’s Corporation. The 10% Notes are general, unsecured senior obligations of Denny’s Holdings, and rank equal in right of payment to all existing and future indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the 10% Notes; rank senior in right of payment to all existing and future subordinated indebtedness; and are effectively subordinated to all existing and future secured debt to the extent of the value of the assets securing such debt and structurally subordinated to all indebtedness and other liabilities of the subsidiaries of Denny’s Holdings, including the Credit Facility. The 10% Notes bear interest at the rate of 10% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The 10% Notes mature on October 1, 2012.

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

The indenture governing the 10% Notes (the "Indenture") contains certain covenants limiting the ability of Denny’s Holdings and its subsidiaries (but not its parent, Denny’s Corporation) to, among other things, incur additional indebtedness (including disqualified capital stock); pay dividends or make distributions or certain other restricted payments; make certain investments; create liens on our assets to secure debt; enter into sale and leaseback transactions; enter into transactions with affiliates; merge or consolidate with another company; sell, lease or otherwise dispose of all or substantially all of its assets; enter into new lines of business; and guarantee indebtedness. These covenants are subject to a number of limitations and exceptions.

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

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	Book Value	Estimated Fair Value
	(In thousands)
Balances as of December 26, 2007:
Fixed rate long-term debt	$175,533	$168,533
Variable rate long-term debt	152,523	152,523
Long term debt excluding capital lease obligations	$328,056	$321,056

Balances as of December 27, 2006:
Fixed rate long-term debt	$175,737	$184,487
Variable rate long-term debt	245,596	245,596
Long term debt excluding capital lease obligations	$421,333	$430,083

The fair value computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 26, 2007 relates primarily to market quotations for our 10% Notes.

Note 11.     Employee Benefit Plans

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

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Pension Plan:
Service cost	$350	$375	$335
Interest cost	3,145	3,111	3,054
Expected return on plan assets	(3,529)	(3,250)	(3,034)
Amortization of net loss	882	1,078	1,010
Net periodic benefit cost	$848	$1,314	$1,365

Other comprehensive (income) loss	$(6,478)	$(3,304)	$1,313

Other Defined Benefit Plans:
Service cost	$—	$—	$—
Interest cost	190	192	224
Amortization of net loss	23	25	13
Settlement loss recognized	—	14	130
Net periodic benefit cost	$213	$231	$367

Other comprehensive (income) loss	$(154)	$(73)	$(227)

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2007, 2006 and 2005 were $1.1 million, $1.5 million and $1.7 million, respectively.

The following table sets forth the funded status and amounts recognized in our Consolidated Balance Sheet for our pension plan and other defined benefit plans:

	Pension Plan		Other Defined Benefit Plans
	December 26, 2007	December 27, 2006	December 26, 2007	December 27, 2006
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$54,097	$54,793	$3,313	$3,457
Service cost	350	375	—	—
Interest cost	3,145	3,111	190	192
Actuarial losses (gains)	(4,487)	(1,413)	(132)	(46)
Settlement loss	—	—	—	14
Benefits paid	(2,896)	(2,769)	(275)	(304)
Benefit obligation at end of year	$50,209	$54,097	$3,096	$3,313
Accumulated benefit obligation	$50,209	$54,097	$3,096	$3,313

Change in Plan Assets
Fair value of plan assets at beginning of year	$44,163	$38,929	$—	$—
Actual return on plan assets	4,637	4,063	—	—
Employer contributions	3,506	3,940	275	304
Benefits paid	(2,896)	(2,769)	(275)	(304)
Fair value of plan assets at end of year	$49,410	$44,163	$—	$—

Reconciliation of Funded Status
Funded status	$(799)	$(9,934)	$(3,096)	$(3,313)

Amounts Recognized in Accumulated Other Comprehensive (Loss) Income
Net (loss) gain	$(10,325)	(16,802)	(466)	(621)
Accumulated other comprehensive (loss) income	$(10,325)	(16,802)	(466)	(621)
Cumulative employer contributions in excess of cost	9,526	6,868	(2,630)	(2,692)
Net amount recognized	$(799)	(9,934)	(3,096)	(3,313)

Amounts in Accumulated Other Comprehensive (Loss) Income to be Recognized in Fiscal 2008
Amortization of net loss	$580		$19

Amounts Recognized in the Consolidated Balance Sheet
Current liabilities	$—	$—	$(231)	$(215)
Noncurrent liabilities	(799)	(9,934)	(2,865)	(3,098)
Net amount recognized	$(799)	$(9,934)	$(3,096)	$(3,313)

Minimum pension liability adjustments for the years ended December 26, 2007, December 27, 2006 and December 28, 2005 were reductions of $6.6 million and $3.4 million and an increase of $1.1 million, respectively. Accumulated other comprehensive income (loss) in our Consolidated Statement of Shareholders’ Deficit and Comprehensive Income (Loss) for the year ended December 26, 2007 included a $10.8 million accumulated other comprehensive loss related to minimum pension liability adjustments. The application of SFAS 158, effective December 27, 2006, did not increase or decrease the amount of accumulated other comprehensive loss.

The components of the change in accumulated other comprehensive loss are as follows:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006
	(In thousands)
Pension Plan:
Balance, beginning of year	$(16,802)	$(20,107)
Benefit obligation actuarial gain	4,487	1,413
Net gain (loss)	1,108	814
Amortization of net loss	882	1,078
Balance, end of year	$(10,325)	$(16,802)

Other Defined Benefit Plans:
Balance, beginning of year	$(621)	$(692)
Benefit obligation actuarial gain	132	46
Net gain (loss)	—	—
Amortization of net loss	23	25
Balance, end of year	$(466)	$(621)

Because our pension plan was closed to new participants as of December 31, 1999, and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2007, 2006 or 2005. Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 26, 2007 and December 27, 2006, were as follows:

	December 26, 2007	December 27, 2006
Discount rate	6.57%	5.94%
Measurement date	12/26/07	12/27/06

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the most recent three fiscal year periods were as follows:

	December 26, 2007	December 27, 2006	December 28, 2005
Discount rate	5.94%	5.75%	5.75%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.25%	8.25%
Measurement date	12/27/06	12/28/05	12/29/04

In determining the expected long-term rate of return on assets, we evaluated our asset class return expectations, as well as long-term historical asset class returns. Projected returns are based on broad equity and bond indices. Additionally, we considered our historical 10-year and 15-year compounded returns, which have been in excess of our forward-looking return expectations. In determining the discount rate, we have considered long-term bond indices of bonds having similar timing and amounts of cash flows as our estimated defined benefit payments. We use a yield curve based on high quality, long-term corporate bonds to calculate the single equivalent discount rate that results in the same present value as the sum of each of the plan's estimated benefit payments discounted at their respective spot rates.

Our pension plan weighted-average asset allocations as a percentage of plan assets as of December 26, 2007 and December 27, 2006, by asset category, were as follows:

	Target	December 26, 2007	December 27, 2006
Asset Category
Equity securities	56%	55%	64%
Debt securities	44%	44%	34%
Cash	0%	1%	2%
Total	100%	100%	100%

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

We made contributions of $3.5 million and $3.9 million to our qualified pension plan during the years ended December 26, 2007 and December 27, 2006, respectively. We made contributions of $0.3 million to our other defined benefit plans during both the years ended December 26, 2007 and December 27, 2006. In 2008, we expect to contribute $2.1 million to our qualified pension plan and $0.2 million to our other defined benefit plans. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2013 through 2017 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2008	$2,610	$231
2009	2,494	223
2010	2,404	223
2011	2,383	295
2012	2,454	222
2013 through 2017	14,083	1,296

In addition, eligible employees can elect to contribute 1% to 15% of their compensation to our 401(k) plan.  As a result of certain IRS limitations, participation in a non-qualified deferred compensation plan is offered to certain employees.  Under this deferred compensation plan, participants are allowed to defer 1% to 50% of their annual salary and 1% to 100% of their incentive compensation.  Under both plans, we make matching contributions of up to 3% of compensation.  Participants in the deferred compensation plan are eligible to participate in the 401(k) plan, however, due to the above referenced IRS limitations, are not eligible to receive the matching contributions under the 401(k) plan. Under these plans, we made contributions of 2.2 million, $2.0 million and $2.0 million for 2007, 2006 and 2005, respectively.

Note 12.     Income Taxes

A summary of the provision for income taxes is as follows:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Current:
Federal	$(301)	$427	$129
State, foreign and other	1,188	1,414	1,082
	887	1,841	1,211
Deferred:
Federal	4,545	9,689	—
State, foreign and other	(240)	3,138	—
	4,305	12,827	—
Provision for income taxes	$5,192	$14,668	$1,211

The provision for income taxes for the year ended December 26, 2007 included recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws.

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities from continuing operations:

	December 26, 2007	December 27, 2006
	(In thousands)
Deferred tax assets:
Lease liabilities	$1,514	$1,934
Self-insurance accruals	15,881	16,543
Capitalized leases	5,113	5,006
Closed store liabilities	4,444	4,774
Fixed assets	22,674	26,313
Pension, other retirement and compensation plans	13,286	13,912
Other accruals	4,029	5,362
Alternative minimum tax credit carryforwards	12,941	12,769
General business credit carryforwards	44,406	44,620
Net operating loss carryforwards - state	34,520	41,713
Net operating loss carryforwards - federal	22,021	31,495
Total deferred tax assets before valuation allowance	180,829	204,441
Less: valuation allowance	(164,627)	(187,360)
Deferred tax assets	16,202	17,081
Deferred tax liabilities:
Intangible assets	(28,165)	(29,207)
Total deferred tax liabilities	(28,165)	(29,207)
Net deferred tax liability	$(11,963)	$(12,126)

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses ("NOL") generated in previous periods. The valuation allowance decreased $22.7 million during the year ended December 26, 2007. The South Carolina net operating loss carryforwards represent 73% of the total state net operating loss carryforwards. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. The deferred tax provision of $12.1 million in the year ended December 27, 2006 related to our reevaluation of our tax planning strategies in light of management's commitment to sell the appreciated properties during the third quarter of fiscal 2006. In addition, during 2006 and 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the years ended December 26, 2007 and December 27, 2006, we recognized approximately $4.5 million and $0.7 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill (see Note 5) that was recorded in connection with fresh start reporting on January 7, 1998.

Any additional reversal of the valuation allowance established in connection with fresh start reporting on January 7, 1998 (approximately $48.2 million at December 26, 2007) would be applied first to goodwill that was recorded in connection with fresh start reporting, then to reduce other identifiable intangible assets, followed by a credit directly to equity. Effective in the first quarter of 2009, SFAS 141R will require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense.

The difference between our statutory federal income tax rate and our effective tax rate on loss from continuing operations is as follows:

	December 26, 2007	December 27, 2006	December 28, 2005
Statutory provision (benefit) rate	35%	35%	(35%)
Differences:
State, foreign, and other taxes, net of federal income tax benefit	3	9	12
Portion of net operating losses, capital losses and unused income tax credits resulting from the establishment or reduction in the valuation allowance	(23)	(11)	31
Wage addback (deductions) on income tax credits earned (expired), net	—	—	17
Other	(2)	—	(5)
Effective tax rate	13%	33%	20%

At December 26, 2007, Denny’s has available, on a consolidated basis, general business credit carryforwards of approximately $44.4 million, most of which expire in 2008 through 2027, and alternative minimum tax, ("AMT"), credit carryforwards of approximately $12.9 million, which never expire. Denny’s also has available regular NOL and AMT NOL carryforwards of approximately $63 million and $141 million, respectively, which expire in 2012 through 2026. Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of our NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of our net unrealized built-in gains at the time of any ownership change that are recognized in that taxable year. Therefore, some of our tax attributes recorded in the gross deferred tax asset inventory may expire prior to their utilization. A valuation allowance has already been established for a significant portion of these deferred tax assets since it is our position that it is more-likely-than-not that tax benefit will not be realized from these assets.

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

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. We remain subject to examination for U.S. federal taxes for 2004-2007 and in the following major state jurisdictions: California (2003-2007); Florida (2004-2007) and Texas (2003-2007).

As a result of the implementation of FIN 48, we did not recognize any change to our liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.7 million. These benefits affect our effective tax rate when recognized.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at date of adoption was less than $0.1 million. For the year ending December 26, 2007, no amount of interest and penalties was recognized in our Consolidated Balance Sheet and Consolidated Statement of Operations.

The components of the change in unrecognized tax benefits are as follows:

December 26, 2007
(In thousands)
Balance, as of December 27, 2006	$739
Change resulting from tax positions taken during a prior year:
Increase	217
Decrease	—
Change resulting from tax positions taken during the current year:
Increase	—
Decrease	—
Decrease from settlements with taxing authorities	(730)
Decrease from a lapse of the applicable statute of limitations	—
Balance, as of December 26, 2007	$226

None of the $0.2 million of unrecognized benefits as of December 26, 2007 will impact our effective rate. We expect the unrecognized tax benefits will increase over the next twelve months by $1.0 to $2.0 million, of which less than $0.5 million of this change is expected to impact our effective rate. This change is due to the timing of recognition on certain income items.

Note 13.     Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) in our Consolidated Statements of Shareholders' Deficit are as follows:

	December 26, 2007	December 27, 2006
	(In thousands)
Additional minimum pension liability (Note 11)	$(10,791)	$(17,423)
Unrealized loss on interest rate swap (Note 10)	(2,353)	—
Accumulated other comprehensive income (loss)	$(13,144)	$(17,423)

Note 14.     Share-Based Compensation

Share-Based Compensation Plans

We maintain four share-based compensation plans (the Denny’s Corporation 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”), the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan) under which stock options and other awards granted to our employees and directors are outstanding. On August 25, 2004, our stockholders approved the 2004 Omnibus Plan which replaced the other plans as the vehicle for granting share-based compensation to our employees, officers and directors. The 2004 Omnibus Plan is administered by the Compensation and Incentives Committee of the Board of Directors or the Board of Directors as a whole. Ten million shares of our common stock are reserved for issuance upon the grant and exercise of awards pursuant to the 2004 Omnibus Plan, plus a number of additional shares (not to exceed 1,500,000) underlying awards outstanding as of August 25, 2004 pursuant to the other plans which thereafter cancel, terminate or expire unexercised for any reason. The 2004 Omnibus Plan authorizes the granting of incentive awards from time to time to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of the 2004 Omnibus Plan.

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

Under SFAS 123(R), we are required to estimate potential forfeitures of share-based awards and adjust the compensation cost accordingly. Our estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred. As a result of this change, we recognized a cumulative effect of change in accounting principle in our Consolidated Statement of Operations for the year ended December 27, 2006 of $0.2 million. Additionally, in accordance with SFAS 123(R), $2.5 million related to restricted stock units payable in shares, previously recorded as liabilities, was reclassified to additional paid-in capital in our Consolidated Balance Sheet for the year ended December 27, 2006. Our previous practice was to accrue compensation expense for restricted stock units payable in shares as a liability until such time as the shares were actually issued.

Total share-based compensation included as a component of net income was as follows (in thousands):

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005

Share-based compensation related to liability classified restricted stock units	$1,407	$2,311	$2,033
Share-based compensation related to equity classified awards:
Stock options	$1,386	$3,234	$3,529
Restricted stock units	1,657	1,766	1,953
Board deferred stock units	324	316	286
Total share-based compensation related to equity classified awards	3,367	5,316	5,768
Total share-based compensation	$4,774	$7,627	$7,801

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

A summary of our stock option plans is presented below:

	Fiscal Year Ended December 26, 2007
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	8,640	$2.29
Granted	723	4.75
Exercised	(1,193)	1.78
Forfeited	(192)	3.71
Outstanding, end of year	7,978	2.55	4.95	$14,580
Exercisable, end of year	6,887	2.22	4.36	$14,569

The aggregate intrinsic value was calculated using the difference between the market price of our stock on December 26, 2007 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $3.3 million, $3.0 million and $4.7 million during the years ended December 26, 2007, December 27, 2006 and December 28, 2005, respectively.

The following table summarizes information about stock options outstanding at December 26, 2007 (option amounts in thousands):

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.54 - 0.84	912	4.40	$0.66	912	$0.66
0.92	334	3.77	0.92	334	0.92
1.03 - 1.03	1,250	3.11	1.03	1,250	1.03
1.06 - 2.00	810	3.11	1.93	810	1.93
2.42	2,209	5.94	2.42	2,209	2.42
2.65 - 4.34	809	4.23	3.73	683	3.65
4.40 - 4.61	1,144	8.25	4.51	344	4.44
4.69 - 6.31	383	4.67	5.10	218	4.92
7.00	60	0.95	7.00	60	7.00
10.00	67	0.09	10.00	67	10.00
	7,978	4.95		6,887

On November 11, 2004, we granted options under the 2004 Omnibus Plan to certain employees with an exercise price of $2.42 (included in the table above). These options vested with respect to 1/3 of the shares on each of December 29, 2004, December 28, 2005 and December 27, 2006, respectively, and were fully vested at December 27, 2006. The vesting of these options was subject to the achievement of certain performance measures which were met as of December 29, 2004. As a result of performance criteria and the issuance of the options with an exercise price below the market price at the date of grant, prior to the adoption of SFAS 123(R), we recognized compensation expense related to these options equal to the difference between the exercise price of the options and the market price of $4.40 on December 29, 2004, the measurement date, ratably over the options’ vesting period.

The weighted average fair value per option of options granted during the years ended December 26, 2007, December 27, 2006 and December 28, 2005 was $3.07, $3.20 and $3.43, respectively.

The fair value of the stock options granted in the periods ended December 26, 2007, December 27, 2006 and December 28, 2005 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in our Consolidated Statements of Operations.  We used the following weighted average assumptions for the grants:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	67.5%	87.1%	90.0%
Risk-free interest rate	4.6%	4.7%	4.0%
Weighted average expected term	6.0 years	6.0 years	6.0 years

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

Compensation expense for options granted prior to fiscal 2006 is recognized based on the graded vesting attribution method.  Compensation expense for options granted subsequent to December 28, 2005 is recognized on a straight-line basis over the requisite service period for the entire award. We recognized compensation expense of approximately $1.4 million, $3.2 million and $3.5 million for the years ended December 26, 2007, December 27, 2006 and December 28, 2005, respectively, related to all options, which is included as a component of general and administrative expenses in our Consolidated Statements of Operations. Compensation expense for the year ended December 28, 2005 related to the intrinsic value of options granted on November 11, 2004, as noted above.

As of December 26, 2007, we had approximately $2.3 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 1.7 years.

Restricted Stock Units
The following table summarizes information about restricted stock units outstanding at December 26, 2007:

	Units	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	2,957	$4.22
Granted	800	4.59
Vested	(406)	4.22
Forfeited	(523)	4.25
Outstanding, end of year	2,828	4.32

During fiscal 2007, we granted approximately 0.6 million performance shares (which are equity classified) and 0.6 million performance units (which are liability classified) with a grant date fair value of $4.61 per share to certain employees. The awards were earned at 100% of the target award based on certain operating performance measures for fiscal 2007. The performance shares and units vest 15% as of December 26, 2007, 35% as of December 31, 2008 and 50% as of December 30, 2009. Subsequent to the vesting periods, the earned performance shares will be paid to the holder in shares of common stock and the earned performance units will be paid to the holder in cash, provided the holder is then still employed with Denny’s or an affiliate. Compensation expense related to the awards is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of the common stock on the date of grant. As of December 26, 2007, approximately 0.5 million and 0.5 million of the performance shares and units were outstanding, respectively.

In addition, during fiscal 2007, we granted approximately 0.1 million stock-settled restricted stock units (which are equity classified) and 0.1 million cash-settled restricted stock units (which are liability classified) with a grant date fair value of $4.55 per share to the Company's Chief Financial Officer. The stock-settled and cash-settled units will vest in 20% annual increments between July 9, 2008 and July 9, 2012.  The vested stock-settled units will be paid in shares of common stock on July 9, 2012 and the vested cash-settled units will be paid in cash as of each vesting period, provided that he is then still employed with Denny's or an affiliate, previously terminated due to death or disability or previously terminated within two years following a change in control by the Company without cause or by grantee for good reason. Compensation expense related to the equity classified restricted stock units is based on the number of shares expected to vest, the period over which the shares are expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified restricted stock units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related to the liability classified units are adjusted to fair value at each balance sheet date.  As of December 26, 2007, approximately 0.1 million and 0.1 million of the stock-settled restricted stock units and cash-settled restricted stock units were outstanding, respectively.

During fiscal 2006, we granted approximately 0.4 million performance shares (which are equity classified) and 0.4 million performance units (which are liability classified) with a grant date fair value of $4.45 per share to certain employees. The awards were earned at 100% of the target award based on certain operating performance measures for fiscal 2006. The performance shares and units will vest over a period of two years based on continued employment of the holder. Subsequent to the two-year vesting period, the earned performance shares restricted stock units will be paid to the holder in shares of common stock and the performance units will be paid to the holder in cash, provided the holder is then still employed with Denny's or an affiliate. Compensation expense related to the awards is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of the common stock on the date of grant. As of December 26, 2007 and December 27, 2006, approximately 0.3 million and 0.3 million of the performance shares and units were outstanding, respectively.

During fiscal 2005, we granted approximately 0.3 million performance shares (which are equity classified) and 0.3 million performance units (which are liability classified) with a grant date fair value of $4.06 per share to certain employees. The awards will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The first two incremental portions of the awards were not earned during the first two periods ended June 30, 2006 and June 30, 2007, respectively. All three incremental portions of the awards may be earned on June 30, 2008. The full awards will be considered earned after 5 years based on continued employment if not earned in the first three years based on the performance criteria. Once earned, the performance shares and units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned performance shares will be paid to the holder in shares of common stock and 50% of the earned performance units will be paid to the holder in cash, provided that the holder is then still employed with Denny’s or an affiliate. Compensation expense related to the equity classified performance shares is based on the number of shares expected to vest, the period over which the shares are expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified performance units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related  to the liability classified units are adjusted to fair value at each balance sheet date. As of December 26, 2007, approximately 0.2 million and 0.2 million of the performance shares and units were outstanding, respectively.

During fiscal 2004, we granted approximately 1.7 million performance shares (which are equity classified) and 1.7 million performance units (which are liability classified) with a grant date fair value of $4.22 per share to certain employees. These awards will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The annual periods ended on June 30, 2005, 2006 and 2007. The first 1/3 of the award was earned on June 30, 2005.  The second 1/3 of the award was not earned on June 30, 2006, but was cumulatively earned on June 30, 2007. The third 1/3 of the award was not earned on June 30, 2007, but will be considered earned after 5 years based on continued employment. Once earned, the performance shares and units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned performance shares will be paid to the holder in shares of common stock and 50% of the earned performance units will be paid to the holder in cash, provided that the holder is then still employed with Denny’s or an affiliate. During the year ended December 26, 2007, we paid $0.9 million in cash and issued 0.2 million shares of common stock related to the 0.2 million performance shares and 0.2 million performance units that vested as of June 30, 2007. During the year ended December 27, 2006, we paid $0.8 million in cash and issued 0.2 million shares of common stock related to the 0.2 million performance shares and 0.2 million performance units that vested as of June 30, 2006. Compensation expense related to the equity classified performance shares is based on the number of shares expected to vest, the period over which the shares are expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified performance units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related to the liability classified units are adjusted to fair value at each balance sheet date. As of December 26, 2007, approximately 0.7 million and 0.7 million of the performance shares and units were outstanding, respectively.

During the years ended December 27, 2006 and December 28, 2005, we paid $1.2 million and $0.1 million in cash, respectively, related to 0.6 million restricted stock units issued in 2003.  In addition we issued 0.3 million shares of common stock related to these units during 2005.

We recognized compensation expense of approximately $3.1 million, $4.1 million and $4.0 million for the years ended December 26, 2007, December 27, 2006 and December 28, 2005, respectively, related to the restricted stock units, which is included as a component of general and administrative expenses in our Consolidated Statements of Operations.

At December 26, 2007, approximately $1.2 million and $2.8 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 26, 2007) and $3.9 million was included as a component of additional paid-in capital in our Consolidated Balance Sheet related to the equity classified restricted stock units. At December 27, 2006, approximately $0.8 million and $2.7 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 27, 2006) and $3.2 million was included as a component of additional paid-in capital in our Consolidated Balance Sheet related to the equity classified restricted stock units.

As of December 26, 2007, we had approximately $4.9 million of unrecognized compensation cost (approximately $3.2 million for liability classified units and approximately $1.7 million for equity classified units) related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 2.0 years.

Board Deferred Stock Units

Non-employee members of the Board of Directors are granted deferred stock units in return for attendance at non-regularly scheduled meetings. These awards are restricted in that they may not be exercised until the recipient has ceased serving as a member of the Board of Directors for Denny's. The fair value of the deferred stock units is based upon the fair value of the underlying common stock on the date of grant. We recognized compensation expense of approximately $0.3 million, $0.3 million and $0.3 million for the years ended December 26, 2007, December 27, 2006 and December 28, 2005, respectively, related to the board deferred stock units, which is included as a component of general and administrative expenses in our Consolidated Statements of Operations. During 2006, one board member resigned and converted deferred stock units into shares of common stock. The aggregate intrinsic value of the units converted was $0.1 million as of December 27, 2006. As of December 26, 2007 and December 27, 2006, approximately 0.2 million and 0.1 million of these units were outstanding, respectively. As of December 26, 2007, there was no unrecognized compensation cost related to deferred stock units.

Note 15.     Net Income (Loss) Per Share

The net income(loss) per share for the years ending December 26, 2007, December 27, 2006 and December 28, 2005 were as follows:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Numerator:
Numerator for basic and diluted net income (loss) per share - net income (loss) from continuing operations before cumulative effect of change in accounting principle	$34,713	$30,106	$(7,328)
Numerator for basic and diluted net income (loss) per share - net income (loss)	$34,713	$30,338	$(7,328)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	93,855	92,250	91,018
Effect of dilutive securities:
Options	3,948	4,305	—
Restricted stock units and awards	1,041	809	—
Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions of dilutive securities	98,844	97,364	91,018

Basic net income (loss) per share before cumulative effect of change in accounting principle	$0.37	$0.33	$(0.08)
Diluted net income (loss) per share before cumulative effect of change in accounting principle	$0.35	$0.31	$(0.08)
Basic net income (loss) per share	$0.37	$0.33	$(0.08)
Diluted net income (loss) per share	$0.35	$0.31	$(0.08)

Stock options excluded (1)	1,839	1,468	9,228
Restricted stock units and awards excluded (1)	—	—	3,356

(1)	Excluded from diluted weighted-average shares outstanding as the impact would be antidilutive.

Note 16.     Stockholders’ Equity

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

Note 17.     Commitments and Contingencies

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

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded reserves reflecting our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty. We record legal expenses and other litigation costs as other operating expenses in our Consolidated Statements of Operations as those costs are incurred.

We have amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments at December 26, 2007 under these contracts consist of the following:

Purchase Obligations
(In thousands)
Payments due by period:
Less than 1 year	$145,400
1-2 years	21,157
3-4 years	7,934
5 years and thereafter	—
Total	$174,491

Amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

 Note 18.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 26, 2007	December 27, 2006	December 28, 2005
	(In thousands)
Income taxes paid, net	$2,257	$1,292	$1,278
Interest paid	$37,772	$56,063	$47,489

Noncash investing activities:
Net proceeds receivable from disposition of property	$—	$226	$—
Accrued purchase of property	$2,718	$1,695	$4,972
Execution of direct financing leases	$1,906	—	—

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,125	$1,128	$1,682
Execution of capital leases	$2,065	$4,133	$7,714

Note 19.     Related Party Transactions

During the year ended December 26, 2007, we sold company-owned restaurants to franchisees that are former employees, including a former executive. We received cash proceeds of $9.2 million from the sale of restaurant operations to these related parties.  There were no sales of company-owned restaurants to former employees during the years ended December 27, 2006 or December 28, 2005.

Note 20.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2007 and 2006 are set forth below:

	Fiscal Year Ended December 26, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$215,801	$218,316	$216,792	$193,712
Franchise and licensing revenue	20,950	22,626	24,617	26.554
Total operating revenue	236,751	240,942	241,409	220,266
Total operating costs and expenses	224,081	216,594	225,098	190,065
Operating income	$12,670	$24,348	$16,311	$30,201

Net income	$1,163	$11,500	$5,337	$16,713

Basic net income (loss) per share (a)	$0.01	$0.12	$0.06	$0.18
Diluted net income (loss) per share (a)	$0.01	$0.12	$0.05	$0.17

(a)           Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 27, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$225,022	$221,008	$234,705	$223,639
Franchise and licensing revenue	22,963	22,483	23,491	20,733
Total operating revenue	247,985	243,491	258,196	244,372
Total operating costs and expenses	232,975	226,321	202,600	221,625
Operating income	$15,010	$17,170	$55,596	$22,747

Net income before the cumulative effect of change in accounting principle	$480	$1,854	$25,503	$2,269
Cumulative effect of change in accounting principle	232	—	—	—
Net income	$712	$1,854	$25,503	$2,269

Basic net income (loss) per share (a)	$0.01	$0.02	$0.28	$0.02
Diluted net income (loss) per share (a)	$0.01	$0.02	$0.26	$0.02

(a)           Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

The fluctuations in net income during the fiscal 2007 quarters relate primarily to the timing of the sale of company-owned restaurants to franchisees. The fluctuations in net income during the fiscal 2006 quarters related primarily to the timing of the sale of franchisee-operated real estate properties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2008

DENNY'S CORPORATION

BY:	/s/ Rhonda J. Parish
Rhonda J. Parish
Executive Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nelson J. Marchioli	President, Chief Executive Officer and Director	March 7, 2008
(Nelson J. Marchioli)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Growth Initiatives and Chief Financial Officer	March 7, 2008
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	March 7, 2008
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Debra Smithart-Oglesby	Director and Chair	March 7, 2008
(Debra Smithart-Oglesby)

/s/ Vera K. Farris	Director	March 7, 2008
(Vera K. Farris)

/s/ Brenda J. Lauderback	Director	March 7, 2008
(Brenda J. Lauderback)

/s/ Robert E. Marks	Director	March 7, 2008
(Robert E. Marks)

/s/ Michael Montelongo	Director	March 7, 2008
(Michael Montelongo)

/s/ Henry J. Nasella	Director	March 7, 2008
(Henry J. Nasella)

/s/ Louis P. Neeb	Director	March 7, 2008
(Louis P. Neeb)

/s/ Donald R. Shepherd	Director	March 7, 2008
(Donald R. Shepherd)