Form 10-Q
period 2008-03-26
DENNYS CORP
filed 2008-05-05
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

            Large accelerated filer ☐                      Accelerated filer ☑
            Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                                                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of May 1, 2008, 94,981,991 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$169,593	$215,801
Franchise and license revenue	26,403	20,950
Total operating revenue	195,996	236,751
Costs of company restaurant sales:
Product costs	41,947	55,126
Payroll and benefits	73,728	92,868
Occupancy	10,552	13,128
Other operating expenses	25,208	30,313
Total costs of company restaurant sales	151,435	191,435
Costs of franchise and license revenue	8,171	6,475
General and administrative expenses	15,615	15,926
Depreciation and amortization	10,241	12,878
Operating gains, losses and other charges, net	(8,713)	(2,549)
Total operating costs and expenses	176,749	224,165
Operating income	19,247	12,586
Other expenses:
Interest expense, net	9,201	11,341
Other nonoperating expense (income), net	5,376	(197)
Total other expenses, net	14,577	11,144
Net income before income taxes	4,670	1,442
Provision for income taxes	546	355
Net income	$4,124	$1,087

Basic and diluted net income per share:	$0.04	$0.01

Weighted average shares outstanding:
Basic	94,826	93,416
Diluted	98,388	98,976

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 26, 2008	December 26, 2007
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$18,563	$21,565
Receivables, net	13,633	13,585
Receivable from sale of restaurants	12,722	—
Inventories	6,095	6,485
Assets held for sale	3,734	6,712
Prepaid and other	8,544	9,526
Total Current Assets	63,291	57,873

Property, net of accumulated depreciation of $304,100 and $307,047, respectively	180,838	184,610

Other Assets:
Goodwill	41,404	42,439
Intangible assets, net	61,606	62,657
Deferred financing costs, net	4,801	5,078
Other	28,196	24,699
Total Assets	$380,136	$377,356

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$1,680	$2,085
Current maturities of capital lease obligations	3,865	4,051
Accounts payable	38,459	43,262
Other	83,023	82,069
Total Current Liabilities	127,027	131,467

Long-Term Liabilities:
Notes and debentures, less current maturities	325,936	325,971
Capital lease obligations, less current maturities	21,421	20,845
Liability for insurance claims, less current portion	26,894	27,148
Deferred income taxes	11,678	11,579
Other noncurrent liabilities and deferred credits	43,591	42,578
Total Long-Term Liabilities	429,520	428,121
Total Liabilities	556,547	559,588

Commitments and contingencies

Total Shareholders' Deficit	(176,411)	(182,232)
Total Liabilities and Shareholders' Deficit	$380,136	$377,356

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
 (Unaudited)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 26, 2007	94,626	$946	$533,612	$(700,284)	$(13,144)	$(178,870)
Goodwill adjustment (Note 3)	—	—	—	(3,362)	—	(3,362)
Balance, December 26, 2007	94,626	$946	$533,612	$(703,646)	$(13,144)	$(182,232)
Comprehensive income:
Net income	—	—	—	4,124	—	4,124
Recognition of unrealized loss on hedged transactions, net of tax	—	—	—	—	262	262
Comprehensive income	—	—	—	4,124	262	4,386
Share-based compensation on equity classified awards	—	—	759	—	—	759
Issuance of common stock for share-based compensation	176	2	289	—	—	291
Exercise of common stock options	176	2	383	—	—	385
Balance, March 26, 2008	94,978	$950	$535,043	$(699,522)	$(12,882)	$(176,411)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$4,124	$1,087
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,241	12,878
Operating gains, losses and other charges, net	(8,713)	(2,549)
Amortization of deferred financing costs	277	288
Loss on early extinguishment of debt	—	16
Loss on change in the fair value of interest rate swap	4,632	—
Deferred income tax expense	199	256
Share-based compensation	630	1,184
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	146	1,044
Inventories	390	(147)
Other current assets	982	(216)
Other assets	(2,060)	(914)
Increase (decrease) in liabilities:
Accounts payable	(5,511)	(2,052)
Accrued salaries and vacations	(5,691)	(4,724)
Accrued taxes	(331)	(1,429)
Other accrued liabilities	5,786	11,520
Other noncurrent liabilities and deferred credits	(3,850)	(1,729)
Net cash flows provided by operating activities	1,251	14,513

Cash Flows from Investing Activities:
Purchase of property	(6,953)	(4,621)
Proceeds from disposition of property	1,633	5,736
Acquisition of restaurant units	—	(2,208)
Net cash flows used in investing activities	(5,320)	(1,093)

Cash Flows from Financing Activities:
Long-term debt payments	(1,632)	(6,324)
Deferred financing costs paid	—	(306)
Proceeds from exercise of stock options	385	679
Net bank overdrafts	2,314	1,470
Net cash flows provided by (used in) financing activities	1,067	(4,481)

Increase (decrease) in cash and cash equivalents	(3,002)	8,939

Cash and Cash Equivalents at:
Beginning of period	21,565	26,226
End of period	$18,563	$35,165

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Introduction and Basis of Presentation

Denny’s Corporation, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand, or Denny’s.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 26, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 26, 2007. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

Note 2.   Summary of Significant Accounting Policies

Effective December 27, 2007, the first day of fiscal 2008, we adopted Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective December 27, 2007, the first day of fiscal 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. We applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and are still evaluating the impact on our Condensed Consolidated Financial Statements.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 26, 2008
	March 26, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,560	$6,560	$—	$—	market approach
Interest rate swap liability	(4,723)	—	(4,723)	—	income approach
Total	$1,837	$6,560	$(4,723)	$—

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 26, 2007, except as noted in Note 3.

Note 3.   Adjustments Related to Goodwill

In March 2008, we recorded adjustments to correct an error in accounting for goodwill in relation to the sale of restaurant operations during the quarters ending March 28, 2007, June 27 2007, September 26, 2007 and December 26, 2007. Historically, we did not write-off goodwill when we sold restaurant units to franchisees. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" requires that a portion of the entity level goodwill should be written off based on the relative fair values of the restaurant unit being sold and the remaining value of the entity, in our case, Denny's.

The following line items on the Consolidated Statements of Operations for the quarter and year ended March 28, 2007 and December 26, 2007, respectively, were impacted by the adjustments:

	Quarter Ended March 28, 2007			Fiscal Year Ended December 26, 2007
	Unadjusted	Adjustment	Adjusted	Unadjusted	Adjustment	Adjusted
	(In thousands, except per share amounts)
Operating gains, losses and other charges, net	$(2,633)	$84	$(2,549)	$(34,828)	$3,746	$(31,082)
Total operating costs and expenses	224,081	84	224,165	855,838	3,746	859,584
Operating income	12,670	(84)	12,586	83,530	(3,746)	79,784
Net income before taxes	1,526	(84)	1,442	39,905	(3,746)	36,159
Provision for income taxes	363	(8)	355	5,192	(384)	4,808
Net income	1,163	(76)	1,087	34,713	(3,362)	31,351

Basic net income per share	$0.01	$0.00	$0.01	$0.37	$(0.04)	$0.33
Diluted net income per share	$0.01	$0.00	$0.01	$0.35	$(0.03)	$0.32

The following line items on the Consolidated Balance Sheet as of December 26, 2007 were impacted by the adjustments:

	December 26, 2007	Adjustment	Adjusted December 26, 2007
	(In thousands)
Goodwill	$46,185	$(3,746)	$42,439
Total assets	381,102	(3,746)	377,356
Deferred income taxes	11,963	(384)	11,579
Total long-term liabilities	428,505	(384)	428,121
Total liabilities	559,972	(384)	559,588
Total shareholders' deficit	(178,870)	(3,362)	(182,232)
Total liabilities and shareholders' deficit	381,102	(3,746)	377,356

The following reflects the adjusted quarterly data for the fiscal 2007:

	Fiscal Year Ended December 26, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$215,801	$218,316	$216,792	$193,712
Franchise and licensing revenue	20,950	22,626	24,617	26,554
Total operating revenue	236,751	240,942	241,409	220,266
Total operating costs and expenses	224,165	217,616	225,529	192,274
Operating income	$12,586	$23,326	$15,880	$27,992

Net income	$1,087	$10,583	$4,950	$14,731

Basic net income per share (a)	$0.01	$0.11	$0.05	$0.16
Diluted net income per share (a)	$0.01	$0.11	$0.05	$0.15

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

Note 4.   Assets Held for Sale

Assets held for sale of $3.7 million and $6.7 million as of March 26, 2008 and December 26, 2007, respectively, include restaurants to be sold to franchisees and certain real estate properties. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 7) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties. As a result, we classified a corresponding $0.4 million of our long-term debt as a current liability in our Consolidated Balance Sheet as of December 26, 2007. This amount represents the net book value of the specified properties as of the balance sheet date. As of March 26, 2008, there were no properties included in assets held for sale for which mandatory prepayment was required.

Note 5.   Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the quarter ended March 26, 2008 are as follows:

(In thousands)
Balance at December 26, 2007	$42,439
Write-offs associated with sale of restaurants	(935)
Reversal of valuation allowance related to deferred tax assets (Note 11)	(100)
Balance at March 26, 2008	$41,404

The following table reflects goodwill and intangible assets as of March 26, 2008 and December 26, 2007:

	March 26, 2008		December 26, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$41,404	$—	$42,439	$—

Intangible assets with indefinite lives:
Trade names	$42,401	$—	$42,395	$—
Liquor licenses	279	—	279	—
Intangible assets with definite lives:
Franchise and license agreements	55,726	36,912	61,903	42,036
Foreign license agreements	241	129	241	125
Intangible assets	$98,647	$37,041	$104,818	$42,161

Other assets with definite lives:
Software development costs	$31,412	25,029	$30,853	24,560

Note 6.   Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net are comprised of the following:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Gains on sales of assets and other, net	$(9,748)	$(3,187)
Restructuring charges and exit costs	1,035	638
Operating gains, losses and other charges, net	$(8,713)	$(2,549)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Quarter Ended March 26, 2008		Quarter Ended March 28, 2007
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$16,455	$9,717	$1,611	$319
Sales of other real estate assets	—	—	4,125	2,837
Recognition of deferred gains	—	31	—	31
Total	$16,455	$9,748	$5,736	$3,187

During the quarter ended March 26, 2008, we sold 21 restaurant operations as part of our Franchise Growth Initiative. Proceeds of $16.5 million include a note receivable of $2.1 million  $0.2 million of which is included as a component of receivables, net and $1.9 million of which is included as a component of other assets on the Condensed Consolidated Balance Sheet). Additionally, as a result of the timing of the transactions, $12.7 million in proceeds was received subsequent to period end and, therefore, is included as receivables from sale of restaurants on the Condensed Consolidated Balance Sheet at March 26, 2008.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Exit costs	$840	$147
Severance and other restructuring charges	195	491
Total restructuring and exit costs	$1,035	$638

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, beginning of fiscal year	$8,339
Provisions for units closed during the year (1)	19
Changes in estimates of accrued exit costs, net (1)	821
Payments, net of sublease receipts	(817)
Interest accretion	199
Balance, end of fiscal year	8,561
Less current portion included in other current liabilities	2,128
Long-term portion included in other noncurrent liabilities	$6,433

(1)    Included as a component of operating gains, losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2008	$2,091
2009	1,720
2010	1,452
2011	1,242
2012	1,073
Thereafter	2,989
Total	10,567
Less imputed interest	2,006
Present value of exit cost liabilities	$8,561

As of March 26, 2008 and December 26, 2007, we had accrued severance and other restructuring charges of $0.8 million and $1.3 million, respectively.  The balance as of March 26, 2008 is expected to be paid during the next 12 months.

Note 7.   Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $152.1 million term loan and an additional $37 million letter of credit facility (together, the "Credit Facility"). At March 26, 2008, we had outstanding letters of credit of $35.0 million (comprised of $35.0 million under our letter of credit facility and less than $0.1 million under our revolving facility). There were no revolving loans outstanding at March 26, 2008. These balances result in availability of $2.0 million under our letter of credit facility and approximately $50.0 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's Corporation and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 120 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of March 26, 2008.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of the interest rate swap described below, the weighted-average interest rate under the term loan was 6.8% and 7.4% as of March 26, 2008 and March 28, 2007, respectively.

Interest Rate Swap

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, we pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount at the inception of the swap. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense.

Prior to December 26, 2007, to the extent the swap was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap were not included in current earnings, but were reported as adjustments to other comprehensive income. At December 26, 2007, we determined that a portion of the underlying cash flows related to the swap (i.e., interest payments on $150 million of floating rate debt) were no longer probable of occurring over the term of the interest rate swap as a result of the probability of paying the debt down below $150 million through scheduled repayments and prepayments with cash from the sale of company-owned restaurant operations to franchisees. As a result, we discontinued hedge accounting treatment.  The losses related to the fair value of the swap included in accumulated other comprehensive income as of December 26, 2007 will be amortized to other nonoperating expense over the remaining term of the interest rate swap. Additionally, future changes in the fair value of the swap will be recorded in other nonoperating expense.

The changes in accumulated other comprehensive income related to the swap for the quarter ended March 26, 2008 are as follows:

March 26, 2008
(In thousands)
Accumulated Other Comprehensive Income, beginning of period	$2,353
Amortization of unrealized losses related to the interest rate swap (recorded in other nonoperating expense)	(262)
Accumulated Other Comprehensive Income, end of period	$2,091

The changes in fair value of the interest rate swap for the quarter ended March 26, 2008 are as follows:

March 26, 2008
(In thousands)
Fair value of the interest rate swap, beginning of period	$(2,753)
Change in the fair value of the interest rate swap (recorded in other nonoperating expense)	(4,370)
Reclassification to other current liabilities related to termination of swap	2,400
Fair value of the interest rate swap, end of period	$(4,723)

On March 26, 2008, we terminated $50 million notional amount of the interest rate swap. The termination resulted in a $2.4 million cash payment, which was made subsequent to quarter end.  As a result, as of March 26, 2008, we reclassified $2.4 million from other long-term liabilities to other current liabilities on the Condensed Consolidated Balance Sheet.

By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.

Note 8.   Defined Benefit Plans

The components of net pension cost of our pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended by Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	March 26 2008	March 28, 2007	March 26, 2008	March 28, 2007
	(In thousands)
Service cost	$88	$87	$—	$—
Interest cost	843	783	49	47
Expected return on plan assets	(973)	(885)	—	—
Amortization of net loss	150	217	5	6
Net periodic benefit cost	$108	$202	$54	$53

We made contributions of $0.1 million and $0.8 million to our qualified pension plan in the quarters ended March 26, 2008 and March 28, 2007, respectively. We made contributions of $0.1 million and $0.1 million to our other defined benefit plans during the quarters ended March 26, 2008 and March 28, 2007, respectively. We expect to contribute $2.2 million to our qualified pension plan and an additional $0.2 million to our other defined benefit plans during the remainder of fiscal 2008.

Additional minimum pension liability of $10.8 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss as of March 26, 2008 and December 26, 2007.

Note 9.   Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$(129)	$473
Share-based compensation related to equity classified awards:
Stock options	$239	$198
Restricted stock units	464	432
Board deferred stock units	56	81
Total share-based compensation related to equity classified awards	759	711
Total share-based compensation	$630	$1,184

Additionally, during the quarter ended March 26, 2008, we issued approximately 97,000 shares of common stock in lieu of cash to pay approximately $0.3 million of incentive compensation.

Stock Options

During the quarter ended March 26, 2008, we granted approximately 1.5 million stock options to certain employees and approximately 0.2 million stock options to the non-employee members of our Board of Directors. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the quarter ended March 26, 2008 was $2.65. The fair value of the stock options granted in the period ended March 26, 2008 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the quarter ended March 26, 2008:

Dividend yield	0.0%
Expected volatility	50.1%
Risk-free interest rate	2.70%
Weighted-average expected term	4.6 years

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

As of March 26, 2008, we had approximately $3.4 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 2.5 years.

Restricted Stock Units

During the quarter ended March 26, 2008, we made payments of $0.4 million (before taxes) in cash and issued 0.1 million shares of common stock related to the restricted stock unit awards that vested as of December 26, 2007.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	March 26, 2008	December 26, 2007
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$1,397	$1,170
Other noncurrent liabilities	$2,088	$2,828

Equity classified restricted stock units:
Additional paid-in capital	$4,056	$3,925

As of March 26, 2008, we had approximately $3.9 million of unrecognized compensation cost (approximately $1.3 million for liability classified units and approximately $2.6 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.8 years.

Board Deferred Stock Units

During the quarter ended March 26, 2008, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted-average grant date fair value of $3.30 per unit to non-employee members of our Board of Directors. These awards are restricted in that they may not be converted to shares until the recipient has ceased serving as a member of the Board of Directors for Denny's, Corporation at which time the awards automatically convert to shares.

Note 10.   Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Total comprehensive income was $4.4 million and $1.1 million for the quarters ended March 26, 2008 and March 28, 2007, respectively.

The components of Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss are as follows:

	March 26, 2008	December 26, 2007
	(In thousands)
Additional minimum pension liability	$(10,791)	$(10,791)
Unrealized loss on interest rate swap	(2,091)	(2,353)
Accumulated other comprehensive income (loss)	$(12,832)	$(13,144)

Note 11.   Income Taxes

The provision for income taxes was $0.5 million and $0.4 million for the quarters ended March 26, 2008 and March 28, 2007, respectively. The provision for income taxes for the first quarters of 2008 and 2007 was determined using our effective rate estimated for the entire fiscal year.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the quarters ended March 26, 2008 and March 28, 2007, we recognized approximately $0.1 million and $0.1 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

The reduction in our effective tax rate for the quarter ended March 26, 2008 was due primarily to the utilization of federal net operating loss carryforwards from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Note 12.   Net Income (Loss) Per Share

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$4,124	$1,087

Denominator:
Denominator for basic net income per share - weighted average shares	94,826	93,416
Effect of dilutive securities:
Options	2,640	4,417
Restricted stock units and awards	922	1,143
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	98,388	98,976

Basic and diluted net income per share	$0.04	$0.01

Stock options excluded (1)	2,552	1,423

(1)    Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 13.   Supplemental Cash Flow Information

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Income taxes paid, net	$52	$603
Interest paid	$4,118	$5,232

Noncash investing activities:
Net proceeds receivable from disposition of property	$12,722	$—
Notes received in connection with disposition of property	$2,100	$—

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$624	$222
Execution of capital leases	$1,670	$465

Note 14.     Related Party Transactions

During the quarter ended March 26, 2008, we sold company-owned restaurants to franchisees that are former employees. We received cash proceeds of $1.2 million from the sale of restaurant operations to these related parties.

Note 15.   Implementation of New Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We are required to adopt SFAS 161 in the first quarter of 2009.  We are currently evaluating the impact of adopting SFAS 161 on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. SFAS 141R applies to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. SFAS 141R will also require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as currently reflected as a reduction to the goodwill established in connection with the fresh start reporting. We are required to adopt SFAS 141R in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 141R on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008.  We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective December 27, 2007, the first day of fiscal 2008, we adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. We applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and are still evaluating the impact on our Condensed Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Condensed Consolidated Financial Statements upon adoption.

Note 16.   Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded reserves reflecting our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty. We record legal expenses and other litigation costs as those costs are incurred.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of March 26, 2008 and results of operations for the quarter ended March 26, 2008 compared to the quarter ended March 28, 2007. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 26, 2007.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended
	March 26, 2008		March 28, 2007
	(Dollars in thousands)
Revenue:
Company restaurant sales	$169,593	86.5%	$215,801	91.2%
Franchise and license revenue	26,403	13.5%	20,950	8.8%
Total operating revenue	195,996	100.0%	236,751	100.0%

Costs of company restaurant sales (a):
Product costs	41,947	24.7%	55,126	25.5%
Payroll and benefits	73,728	43.5%	92,868	43.0%
Occupancy	10,552	6.2%	13,128	6.1%
Other operating expenses	25,208	14.9%	30,313	14.0%
Total costs of company restaurant sales	151,435	89.3%	191,435	88.7%

Costs of franchise and license revenue (a)	8,171	30.9%	6,475	30.9%

General and administrative expenses	15,615	8.0%	15,926	6.7%
Depreciation and amortization	10,241	5.2%	12,878	5.4%
Operating gains, losses and other charges, net	(8,713)	(4.4%)	(2,549)	(1.1%)
Total operating costs and expenses	176,749	90.2%	224,165	94.7%
Operating income	19,247	9.8%	12,586	5.3%
Other expenses:
Interest expense, net	9,201	4.7%	11,341	4.8%
Other nonoperating expense (income), net	5,376	2.7%	(197)	(0.1%)
Total other expenses, net	14,577	7.4%	11,144	4.7%
Net income before income taxes	4,670	2.4%	1,442	0.6%
Provision for income taxes	546	0.3%	355	0.1%
Net income	$4,124	2.1%	$1,087	0.5%

Other Data:
Company-owned average unit sales	$433		$416
Franchise average unit sales	$367		$367
Company-owned equivalent units (b)	391		519
Franchise equivalent units (b)	1,159		1,023
Same-store sales increase (decrease) (company-owned) (c)(d)	0.7%		(1.8%)
Guest check average increase (d)	5.7%		2.7%
Guest count decrease (d)	(4.7%)		(4.3%)
Same-store sales decrease (franchised and licensed units) (c)(d)	(0.9%)		(0.7%)
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

(d)	Prior year amounts have not been restated for 2008 comparable units.

Quarter Ended March 26, 2008 Compared with Quarter Ended March 28, 2007

	Quarter Ended
	March 26, 2008	March 28, 2007
Company-owned restaurants, beginning of period	394	521
Units opened	1	1
Units acquired from franchisees	—	1
Units sold to franchisees	(21)	(6)
Units closed	(1)	—
End of period	373	517

Franchised and licensed restaurants, beginning of period	1,152	1,024
Units opened	9	3
Units acquired by Company	—	(1)
Units purchased from Company	21	6
Units closed	(5)	(4)
End of period	1,177	1,028
Total company-owned, franchised and licensed restaurants, end of period	1,550	1,545

Company Restaurant Operations

During the quarter ended March 26, 2008, we realized a 0.7% increase in same-store sales, comprised of a 5.7% increase in guest check average and a 4.7% decrease in guest counts. Company restaurant sales decreased $46.2 million or 21.4% resulting from a 128 equivalent-unit decrease in company-owned restaurants. The decrease was partially offset by the increase in same-store sales for the current year. The decrease in company-owned restaurants primarily resulted from the sale of 130 company-owned restaurants to franchisees as part of our Franchise Growth Initiative during fiscal 2007.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 89.3% from 88.7%. Product costs decreased to 24.7% from 25.5% due to favorable shifts in menu mix. Payroll and benefits increased to 43.5% from 43.0% primarily as a result of additional management staffing. Occupancy costs increased slightly to 6.2% from 6.1%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 26 2008		March 28, 2007
	(Dollars in thousands)
Utilities	$8,265	4.9%	$10,763	5.0%
Repairs and maintenance	3,658	2.2%	3,947	1.8%
Marketing	5,637	3.3%	7,153	3.3%
Legal settlement costs	385	0.2%	544	0.3%
Other	7,263	4.3%	7,906	3.7%
Other operating expenses	$25,208	14.9%	$30,313	14.0%

The percentage increase in other operating expenses is primarily the result of a $0.6 million benefit in fiscal 2007 related to insurance proceeds resulting from income lost due to hurricanes.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 26, 2008		March 28, 2007
	(Dollars in thousands)
Royalties	$16,836	63.8%	$14,798	70.6%
Initial and other fees	1,206	4.5%	519	2.5%
Occupancy revenue	8,361	31.7%	5,633	26.9%
Franchise and license revenue	26,403	100.0%	20,950	100.0%

Occupancy costs	6,520	24.7%	4,601	22.0%
Other direct costs	1,651	6.2%	1,874	8.9%
Costs of franchise and license revenue	$8,171	30.9%	$6,475	30.9%

Royalties increased by $2.0 million, or 13.8%, primarily resulting from the sale of 130 company-owned restaurants to franchisees during fiscal 2007, offset by the effects of a 0.9% decrease in same-store sales for franchised and licensed units. Initial fees increased $0.7 million primarily resulting from the sale of 21 company-owned restaurants to franchisees during the quarter ended March 26, 2008. The sale of restaurants to franchisees resulted in a 136 equivalent-unit increase in franchised and licensed units compared to the prior year. The increase in occupancy revenue of $2.7 million, or 48.4%, is primarily the result of the sale of company-owned restaurants to franchisees.

Costs of franchise and license revenue increased by $1.7 million, or 26.2%. The increase in occupancy costs of $1.9 million, or 41.7%, is primarily the result of the sale of company-owned restaurants to franchisees during fiscal 2007. As a percentage of franchise and license revenue, costs of franchise and license revenue remained constant at 30.9%.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Share-based compensation	$630	$1,184
Other general and administrative expenses	14,985	14,742
Total general and administrative expenses	$15,615	$15,926

The decrease in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of March 26, 2008.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Depreciation of property and equipment	$7,872	$9,804
Amortization of capital lease assets	844	1,209
Amortization of intangible assets	1,525	1,865
Total depreciation and amortization expense	$10,241	$12,878

The overall decrease in depreciation and amortization expense is due primarily to the sale of real estate properties during 2007 and the sale of 130 company-owned restaurants to franchisees during 2007.

Operating gains, losses and other charges, net represent gains or losses on the sales of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Gains on sales of assets and other, net	$(9,748)	$(3,187)
Restructuring charges and exit costs	1,035	638
Impairment charges	—	—
Operating gains, losses and other charges, net	$(8,713)	$(2,549)

Gains on sales of assets and other, net of $9.7 million in the first quarter of 2008 primarily include gains on sales of restaurant operations to franchisees. During the quarter ended March 26, 2008, we sold 21 restaurant operations to four franchisees for net proceeds of $16.5 million as part of FGI. The quarter ended March 28, 2007 included a $0.3 million gain on the sale of six restaurant operations to two franchisees for net proceeds of $1.6 million as part of FGI. The remaining fiscal 2007 gains resulted from the sale of real estate related to closed restaurants and restaurants operated by franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Exit costs	$840	$147
Severance and other restructuring charges	195	491
Total restructuring and exit costs	$1,035	$638

Operating income was $19.2 million for the quarter ended March 26, 2008 compared with $12.6 million for the quarter ended March 28, 2007.

Interest expense, net is comprised of the following:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	2,664	4,652
Interest on capital lease liabilities	943	1,004
Letters of credit and other fees	494	594
Interest income	(273)	(351)
Total cash interest	8,191	10,262
Amortization of deferred financing costs	277	288
Interest accretion on other liabilities	733	791
Total interest expense, net	$9,201	$11,341

The decrease in interest expense resulted primarily from the repayment of $100.3 million of debt during 2007.

Other nonoperating expenses, net were $5.4 million for the quarter ended March 26, 2008 compared with other nonoperating income of $0.2 million for the quarter ended March 28, 2007. Approximately $4.7 million of the increase in other nonoperating expense resulted from the discontinuance of hedge accounting related to the interest rate swap. The $4.7 million increase is comprised of a $4.4 million change in the fair value of the swap and $0.3 million of amortization of losses included in accumulated other comprehensive income.

The provision for income taxes was $0.5 million and $0.4 million for the quarters ended March 26, 2008 and March 28, 2007, respectively. The provision for income taxes for the first quarters of 2008 and 2007 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the quarters ended March 26, 2008 and March 28, 2007, we recognized approximately $0.1 million and $0.1 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998. The reduction in our effective tax rate for the quarter ended March 26, 2008 was due primarily to the utilization of federal net operating loss carryforwards from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Net income was $4.1 million for the quarter ended March 26, 2008 compared with net income of $1.1 million for the quarter ended March 28, 2007 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our Credit Facility (as defined in Note 7) and, in recent years, cash proceeds from the sale of surplus properties and sales of restaurant operations to franchisees. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the quarter ended March 26, 2008 and the quarter ended March 28, 2007:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Net cash provided by operating activities	$1,251	$14,513
Net cash used in investing activities	(5,320)	(1,093)
Net cash provided by (used in) financing activities	1,067	(4,481)
Net increase (decrease) in cash and cash equivalents	$(3,002)	$8,939

We believe that our estimated cash flows from operations for 2008, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2008.

Net cash flows used in investing activities were $5.3 million for the quarter ended March 26, 2008. These cash flows primarily represent capital expenditures of $8.6 million for the quarter ended March 26, 2008, of which $1.7 million was financed through capital leases. Capital expenditures were partially offset by net proceeds of $1.6 million on sales of restaurant operations to franchisees, real estate and other assets. Additional net proceeds of $12.7 million on sales of restaurant operations to franchisees was received subsequent to quarter end. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling and our strategic initiatives, as follows:

	Quarter Ended
	March 26, 2008	March 28, 2007
	(In thousands)
Facilities	$2,218	$2,112
New construction	2,234	2,062
Remodeling	1,754	378
Strategic initiatives	568	—
Other	179	69
Capital expenditures	6,953	4,621
Acquisitions	—	2,208
Capital expenditures and acquisitions	$6,953	$6,829

Cash flows provided by financing activities were $1.1 million for the quarter ended March 26, 2008, which primarily resulted from the timing of changes in bank overdrafts. During the quarter we made $1.6 million in scheduled debt payments. Subsequent to the quarter ended March 26, 2008, we made $2.1 million of term loan prepayments through a combination of asset sale proceeds, as noted above, and cash generated from operations.

Our credit facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $152.1 million term loan and an additional $37 million letter of credit facility. At March 26, 2008, we had outstanding letters of credit of $35.0 million (comprised of $35.0 million under our letter of credit facility and less than $0.1 million under our revolving facility). There were no revolving loans outstanding at March 26, 2008. These balances result in availability of $2.0 million under our letter of credit facility and approximately $50.0 million under the revolving facility.

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

The credit facility is guaranteed by Denny's Corporation and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the credit facility is secured by first-priority mortgages on 120 company-owned real estate assets. The credit facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the credit facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of March 26, 2008.

As of March 26, 2008, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of the interest rate swap, the weighted-average interest rate under the term loan was 6.8% as of March 26, 2008.

Our working capital deficit was $63.7 million at March 26, 2008 compared with $73.6 million at December 26, 2007. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

See Notes 2 and 15 to our Condensed Consolidated Financial Statements.

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

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, through March 26, 2008, we paid a fixed rate of 4.8925% on the $150 million notional amount and received payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. On March 26, 2008, we terminated $50 million of the notional amount of the interest rate swap. As of March 26, 2008, the swap effectively increases our ratio of fixed rate debt from approximately 54% of total debt to approximately 84% of total debt.

Based on the levels of borrowings under the credit facility at March 26, 2008, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.5 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at March 26, 2008. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $160.6 million, compared with a book value of $175.5 million at March 26, 2008. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at March 26, 2008 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012.

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

Item 4.   Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Executive Vice President, Growth Initiatives, Chief Administrative Officer and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 6.   Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Denny's Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities Exchange Commission on February 4, 2008)

10.2	Written description of the 2008 Corporate Incentive Program (incorporated by reference to the Current Report on Form 8-K of Denny's Corporation filed with the Securities Exchange Commission on January 11, 2008)

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of F. Mark Wolfinger, Executive Vice President, Growth Initiatives, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation and F. Mark Wolfinger, Executive Vice President, Growth Initiatives, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY'S CORPORATION

Date: May 5, 2008	By:	/s/ Rhonda J. Parish
Rhonda J. Parish
Executive Vice President, Chief Legal Officer and Secretary

Date: May 5, 2008	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Growth Initiatives, Chief Administrative Officer and Chief Financial Officer

Date: May 5, 2008	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller