Form 10-Q
period 2008-06-25
DENNYS CORP
filed 2008-07-29
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes [    ]                                                                                       No [X]

As of July 25, 2008, 95,267,020 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 25, 2008	June 27, 2007	June 25, 2008	June 27, 2007
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$163,233	$218,316	$332,826	$434,117
Franchise and license revenue	27,039	22,626	53,442	43,576
Total operating revenue	190,272	240,942	386,268	477,693
Costs of company restaurant sales:
Product costs	39,032	56,323	80,979	111,449
Payroll and benefits	69,021	91,932	142,749	184,800
Occupancy	9,976	13,024	20,528	26,152
Other operating expenses	24,730	31,782	49,938	62,095
Total costs of company restaurant sales	142,759	193,061	294,194	384,496
Costs of franchise and license revenue	8,520	6,933	16,691	13,408
General and administrative expenses	15,537	17,167	31,152	33,093
Depreciation and amortization	9,892	12,480	20,133	25,358
Operating gains, losses and other charges, net	3,027	(12,025)	(5,686)	(14,574)
Total operating costs and expenses	179,735	217,616	356,484	441,781
Operating income	10,537	23,326	29,784	35,912
Other expenses:
Interest expense, net	8,883	10,953	18,084	22,294
Other nonoperating expense (income), net	(1,617)	(228)	3,759	(425)
Total other expenses, net	7,266	10,725	21,843	21,869
Net income before income taxes	3,271	12,601	7,941	14,043
Provision for income taxes	120	2,018	666	2,373
Net income	$3,151	$10,583	$7,275	$11,670

Net income per share:
Basic net income per share	$0.03	$0.11	$0.08	$0.12
Diluted net income per share	$0.03	$0.11	$0.07	$0.12

Weighted average shares outstanding:
Basic	95,017	93,692	94,922	93,554
Diluted	98,911	98,967	98,659	98,796

See accompanying notes to unaudited condensed consolidated financial statements.

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 25, 2008	December 26, 2007
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$12,046	$21,565
Receivables, net	11,862	13,585
Receivable from sale of restaurants	3,223	—
Inventories	5,810	6,485
Assets held for sale	1,920	6,712
Prepaid and other current assets	7,253	9,526
Total Current Assets	42,114	57,873

Property, net of accumulated depreciation of $307,133 and $307,047, respectively	176,799	184,610

Other Assets:
Goodwill	41,064	42,439
Intangible assets, net	60,693	62,657
Deferred financing costs, net	4,461	5,078
Other assets	29,635	24,699
Total Assets	$354,766	$377,356

Liabilities and Shareholders' Deficit
Current Liabilities:
Current maturities of notes and debentures	$1,526	$2,085
Current maturities of capital lease obligations	3,757	4,051
Accounts payable	31,213	43,262
Other	79,045	82,069
Total Current Liabilities	115,541	131,467

Long-Term Liabilities:
Notes and debentures, less current maturities	310,913	325,971
Capital lease obligations, less current maturities	21,330	20,845
Liability for insurance claims, less current portion	25,874	27,148
Deferred income taxes	11,753	11,579
Other noncurrent liabilities and deferred credits	41,327	42,578
Total Long-Term Liabilities	411,197	428,121
Total Liabilities	526,738	559,588

Commitments and contingencies

Total Shareholders’ Deficit	(171,972)	(182,232)
Total Liabilities and Shareholders’ Deficit	$354,766	$377,356

See accompanying notes to unaudited condensed consolidated financial statements.

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
(Unaudited)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 26, 2007	94,626	$946	$533,612	$(700,284)	$(13,144)	$(178,870)
Goodwill adjustment (Note 3)	—	—	—	(3,362)	—	(3,362)
Balance, December 26, 2007	94,626	$946	$533,612	$(703,646)	$(13,144)	$(182,232)
Comprehensive income:
Net income	—	—	—	7,275	—	7,275
Recognition of unrealized loss on hedge transactions, net of tax	—	—	—	—	559	559
Comprehensive income	—	—	—	7,275	559	7,834
Share-based compensation on equity classified awards	—	—	1,623	—	—	1,623
Issuance of common stock for share-based compensation	210	2	289	—	—	291
Exercise of common stock options	253	3	509	—	—	512
Balance, June 25, 2008	95,089	$951	$536,033	$(696,371)	$(12,585)	$(171,972)

See accompanying notes to unaudited condensed consolidated financial statements.

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$7,275	$11,670
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	20,133	25,358
Operating gains, losses and other charges, net	(5,686)	(14,574)
Amortization of deferred financing costs	553	585
Loss (gain) on early extinguishment of debt	(30)	67
Loss on change in the fair value of interest rate swap	3,048	—
Deferred income tax expense	295	2,047
Share-based compensation	1,662	2,319
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	2,072	938
Inventories	675	134
Other current assets	2,273	2,333
Other assets	(3,045)	(1,728)
Increase (decrease) in liabilities:
Accounts payable	(6,827)	(826)
Accrued salaries and vacations	(3,756)	(469)
Accrued taxes	(1,207)	(731)
Other accrued liabilities	(4,080)	6,231
Other noncurrent liabilities and deferred credits	(6,224)	(4,504)
Net cash flows provided by operating activities	7,131	28,850

Cash Flows from Investing Activities:
Purchase of property	(14,829)	(10,992)
Proceeds from disposition of property	18,008	26,888
Acquisition of restaurant units	—	(2,208)
Net cash flows provided by investing activities	3,179	13,688

Cash Flows from Financing Activities:
Long-term debt payments	(17,837)	(18,996)
Deferred financing costs paid	—	(321)
Proceeds from exercise of stock options	512	807
Net bank overdrafts	(2,504)	(2,991)
Net cash flows used in financing activities	(19,829)	(21,501)

Increase (decrease) in cash and cash equivalents	(9,519)	21,037

Cash and Cash Equivalents at:
Beginning of period	21,565	26,226
End of period	$12,046	$47,263

See accompanying notes to unaudited condensed consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 25, 2008
	June 25, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,713	$6,713	$—	$—	market approach
Interest rate swap liability	(2,850)	—	(2,850)	—	income approach
Total	$3,863	$6,713	$(2,850)	$—

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 26, 2007, except as noted in Note 3.

Note 3.   Adjustments Related to Goodwill

In March 2008, we recorded adjustments to correct an error in accounting for goodwill in relation to the sale of restaurant operations during the quarters ending March 28, 2007, June 27 2007, September 26, 2007 and December 26, 2007. Historically, we did not write-off goodwill when we sold restaurant units to franchisees. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" requires that a portion of the entity level goodwill should be written off based on the relative fair values of the restaurant unit being sold and the remaining value of the entity, in our case, Denny's. The adjustments had no impact on previously reported cash flows.

The following line items on the Consolidated Statements of Operations for the quarter and two quarters ended June 27, 2007 and the fiscal year ended December 26, 2007 were impacted by the adjustments:

	Quarter Ended June 27, 2007			Two Quarters Ended June 27, 2007			Fiscal Year Ended December 26, 2007
	Unadjusted	Adjustment	Adjusted	Unadjusted	Adjustment	Adjusted	Unadjusted	Adjustment	Adjusted
	(In thousands, except per share amounts)
Operating gains, losses and other charges, net	$(13,047)	$1,022	$(12,025)	$(15,680)	$1,106	$(14,574)	$(34,828)	3,746	(31,082)
Total operating costs and expenses	216,594	1,022	217,616	440,675	1,106	441,781	855,838	3,746	859,584
Operating income	24,348	(1,022)	23,326	37,018	(1,106)	35,912	83,530	(3,746)	79,784
Net income before taxes	13,623	(1,022)	12,601	15,149	(1,106)	14,043	39,905	(3,746)	36,159
Provision for income taxes	2,123	(105)	2,018	2,486	(113)	2,373	5,192	(384)	4,808
Net income	11,500	(917)	10,583	12,663	(993)	11,670	34,713	(3,362)	31,351

Basic net income per share	$0.12	$(0.01)	$0.11	$0.14	$(0.02)	$0.12	$0.37	$(0.04)	$0.33
Diluted net income per share	$0.12	$(0.01)	$0.11	$0.13	$(0.01)	$0.12	$0.35	$(0.03)	$0.32

The following line items on the Consolidated Balance Sheet as of December 26, 2007 were impacted by the adjustments:

	December 26, 2007	Adjustment	Adjusted December 26, 2007
	(In thousands)
Goodwill	$46,185	$(3,746)	$42,439
Total assets	381,102	(3,746)	377,356
Deferred income taxes	11,963	(384)	11,579
Total long-term liabilities	428,505	(384)	428,121
Total liabilities	559,972	(384)	559,588
Total shareholders' deficit	(178,870)	(3,362)	(182,232)
Total liabilities and shareholders' deficit	381,102	(3,746)	377,356

The following reflects the adjusted quarterly data for fiscal 2007:

	Fiscal Year Ended December 26, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$215,801	$218,316	$216,792	$193,712
Franchise and licensing revenue	20,950	22,626	24,617	26,554
Total operating revenue	236,751	240,942	241,409	220,266
Total operating costs and expenses	224,165	217,616	225,529	192,274
Operating income	$12,586	$23,326	$15,880	$27,992

Net income	$1,087	$10,583	$4,950	$14,731

Basic net income per share (a)	$0.01	$0.11	$0.05	$0.16
Diluted net income per share (a)	$0.01	$0.11	$0.05	$0.15

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

Note 4.   Assets Held for Sale

Assets held for sale of $1.9 million and $6.7 million, as of June 25, 2008 and December 26, 2007, respectively, include restaurants to be sold to franchisees and certain real estate properties. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 7) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties. As a result, we classified a corresponding $0.4 million of our long-term debt as a current liability in our Consolidated Balance Sheet as of December 26, 2007. This amount represents the net book value of the specified properties as of the balance sheet date. As of June 25, 2008, there were no properties included in assets held for sale for which mandatory prepayment was required.

Note 5.   Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the two quarters ended June 25, 2008 are as follows:

(In thousands)
Balance at December 26, 2007	$42,439
Write-offs associated with sale of restaurants	(1,253)
Reversal of valuation allowance related to deferred tax assets (Note 11)	(122)
Balance at June 25, 2008	$41,064

The following table reflects goodwill and intangible assets as of June 25, 2008 and December 26, 2007:

	June 25, 2008		December 26, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$41,064	$—	$42,439	$—

Intangible assets with indefinite lives:
Trade names	$42,414	$—	$42,395	$—
Liquor licenses	262	—	279	—
Intangible assets with definite lives:
Franchise and license agreements	55,727	37,819	61,903	42,036
Foreign license agreements	241	132	241	125
Intangible assets	$98,644	$37,951	$104,818	$42,161

Other assets with definitive lives:
Software development costs	$31,675	$25,515	$30,853	$24,560

Note 6.   Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2008	June 27, 2007	June 25, 2008	June 27, 2007
	(In thousands)
Gains on sales of assets and other, net	$(3,176)	$(13,457)	$(12,924)	$(16,644)
Restructuring charges and exit costs	5,719	1,192	6,754	1,830
Impairment charges	484	240	484	240
Operating gains, losses and other charges, net	$3,027	$(12,025)	$(5,686)	$(14,574)

Gains on Sales of Assets

Proceeds and gains on sales of assets for the quarters ended June 25, 2008 and June 27, 2007 were comprised of the following:

	Quarter Ended June 25, 2008		Quarter Ended June 27, 2007
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$5,544	$2,201	$20,241	$12,637
Sales of other real estate assets	1,647	944	911	305
Recognition of deferred gains	—	31	—	515
Total	$7,191	$3,176	$21,152	$13,457

Proceeds and gains on sales of assets for the two quarters ended June 25, 2008 and June 27, 2007 were comprised of the following:

	Two Quarters Ended June 25, 2008		Two Quarters Ended June 27, 2007
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$21,999	$11,943	$21,853	$12,956
Sales of other real estate assets	1,622	919	5,035	3,142
Recognition of deferred gains	—	62	—	546
Total	$23,621	$12,924	$26,888	$16,644

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2008	June 27, 2007	June 25, 2008	June 27, 2007
	(In thousands)
Exit costs	$815	$588	$1,655	$735
Severance and other restructuring charges	4,904	604	5,099	1,095
Total restructuring and exit costs	$5,719	$1,192	$6,754	$1,830

Severance and other restructuring charges of $4.9 million for the quarter ended June 25, 2008 primarily resulted from severance costs of $4.3 million related to the reorganization to support our ongoing transition to a franchise-focused business model, which led to the elimination of approximately 50 positions.

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, beginning of year	$8,339
Provisions for units closed during the year (1)	414
Changes in estimates of accrued exit costs, net (1)	1,241
Payments, net	(1,831)
Interest accretion	409
Balance, end of quarter	8,572
Less current portion included in other current liabilities	1,957
Long-term portion included in other noncurrent liabilities	$6,615

(1)	Included as a component of operating gains, losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2008	$1,321
2009	2,182
2010	1,626
2011	1,401
2012	1,143
Thereafter	2,997
Total	10,670
Less imputed interest	2,098
Present value of exit cost liabilities	$8,572

As of June 25, 2008 and December 26, 2007, we had accrued severance and other restructuring charges of $4.5 million and $1.3 million, respectively.  The balance as of June 25, 2008 is expected to be paid during the next 12 months.

Note 7.   Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $137 million term loan and an additional $37 million letter of credit facility (together, the "Credit Facility"). At June 25, 2008, we had outstanding letters of credit of $35.3 million (comprised of $35.0 million under our letter of credit facility and less than $0.3 million under our revolving facility). There were no revolving loans outstanding at June 25, 2008. These balances result in availability of $2.0 million under our letter of credit facility and approximately $49.7 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's Corporation and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 119 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of June 25, 2008.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of the interest rate swap described below, the weighted-average interest rate under the term loan was 4.7% and 7.1% as of June 25, 2008 and June 27, 2007, respectively.

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

Prior to December 26, 2007, to the extent the swap was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap were not included in current earnings, but were reported as adjustments to other comprehensive income. At December 26, 2007, we determined that a portion of the underlying cash flows related to the swap (i.e., interest payments on $150 million of floating rate debt) were no longer probable of occurring over the term of the interest rate swap as a result of the probability of paying the debt down below $150 million through scheduled repayments and prepayments with cash from the sale of company-owned restaurant operations to franchisees. As a result, we discontinued hedge accounting treatment.  The losses related to the fair value of the swap included in accumulated other comprehensive income as of December 26, 2007 will be amortized to other nonoperating expense over the remaining term of the interest rate swap. Additionally, changes in the fair value of the swap are recorded in other nonoperating expense.

The changes in accumulated other comprehensive income related to the swap for the quarter and two quarters ended June 25, 2008 are as follows:

	Quarter Ended June 25, 2008	Two Quarters Ended June 25, 2008
	(In thousands)
Accumulated Other Comprehensive Income, beginning of period	$(2,091)	$(2,353)
Amortization of unrealized losses related to the interest rate swap (recorded in other nonoperating expense)	297	559
Accumulated Other Comprehensive Income, end of period	$(1,794)	$(1,794)

The changes in fair value of the interest rate swap for the quarter and two quarters ended June 25, 2008 are as follows:

	Quarter Ended June 25, 2008	Two Quarters Ended June 25, 2008
	(In thousands)
Fair value of the interest rate swap, beginning of period	$(4,723)	$(2,753)
Change in the fair value of the interest rate swap (recorded in other nonoperating expense)	1,881	(2,489)
Termination of swap	(8)	2,392
Fair value of the interest rate swap, end of period	$(2,850)	$(2,850)

On March 26, 2008, we terminated $50 million notional amount of the interest rate swap. The termination resulted in a $2.4 million cash payment, which was made during the quarter ended June 25, 2008.

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

Note 8.   Defined Benefit Plans

The components of net pension cost of our pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended by Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	June 25, 2008	June 27, 2007	June 25, 2008	June 27, 2007
	(In thousands)
Service cost	$87	$88	$—	$—
Interest cost	851	789	48	47
Expected return on plan assets	(966)	(879)	—	—
Amortization of net loss	150	224	5	6
Net periodic benefit cost	$122	$222	$53	$53

	Pension Plan		Other Defined Benefit Plans
	Two Quarters Ended		Two Quarters Ended
	June 25, 2008	June 27, 2007	June 25, 2008	June 27, 2007
	(In thousands)
Service cost	$175	$175	$—	$—
Interest cost	1,694	1,572	97	95
Expected return on plan assets	(1,939)	(1,764)	—	—
Amortization of net loss	300	441	10	12
Net periodic benefit cost	$230	$424	$107	$107

We made contributions of $0.9 million and $1.8 million to our qualified pension plan during the two quarters ended June 25, 2008 and June 27, 2007, respectively. We made contributions of $0.1 million and $0.2 million to our other defined benefit plans during the two quarters ended June 25, 2008 and June 27, 2007, respectively. We expect to contribute $0.5 million to our qualified pension plan and $0.5 million to our other defined benefit plans during the remainder of fiscal 2008.

Additional minimum pension liability of $10.8 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss as of June 25, 2008 and December 26, 2007.

Note 9.   Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 25, 2008	June 27, 2007	June 25, 2008	June 27, 2007
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$168	$209	$39	$682
Share based compensation related to equity classified awards:
Stock options	$686	$421	$925	$619
Restricted stock units	111	426	575	858
Board deferred stock units	67	79	123	160
Total share-based compensation related to equity classified awards	864	926	1,623	1,637
Total share-based compensation	$1,032	$1,135	$1,662	$2,319

Additionally, during the two quarters ended June 25, 2008, we issued approximately 97,000 shares of common stock in lieu of cash to pay approximately $0.3 million of incentive compensation.

Stock Options

During the two quarters ended June 25, 2008, we granted approximately 1.5 million stock options to certain employees and approximately 0.2 million stock options to the non-employee members of our Board of Directors. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option of options granted during the two quarters ended June 25, 2008 was $1.18. The fair value of the stock options granted in the period ended June 25, 2008 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the two quarters ended June 25, 2008:

Dividend yield	0.0%
Expected volatility	50.1%
Risk-free interest rate	2.7%
Weighted-average expected term	4.6 years

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

As of June 25, 2008, there was approximately $2.8 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 2.3 years.

Restricted Stock Units

During the two quarters ended June 25, 2008, we made payments of $0.4 million (before taxes) in cash and issued 0.1 million shares of common stock related to the restricted stock unit awards that vested as of December 26, 2007

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	June 25, 2008	December 26, 2007
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$1,377	$1,170
Other noncurrent liabilities	$2,277	$2,828

Equity classified restricted stock units:
Additional paid-in capital	$4,166	$3,925

As of June 25, 2008, we had approximately $3.1 million of unrecognized compensation cost (approximately $0.9 million for liability classified units and approximately $2.2 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.8 years.

Board Deferred Stock Units

During the two quarters ended June 25, 2008, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted-average grant date fair value of $3.30 per unit to non-employee members of our Board of Directors. These awards are restricted in that they may not be converted to shares until the recipient has ceased serving as a member of the Board of Directors for Denny's Corporation at which time the awards automatically convert to shares. During the quarter ended June 25, 2008, one board member did not stand for reelection. As a result, the board member's deferred stock units were converted into shares of common stock.

Note 10.   Accumulated Other Comprehensive Income (Loss)

Total comprehensive income was $7.8 million and $14.1 million for the two quarters ended June 25, 2008 and June 27, 2007, respectively

The components of Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Statement of Shareholder’s Deficit are as follows:

	June 25, 2008	December 26, 2007
	(In thousands)
Additional minimum pension liability	$(10,791)	$(10,791)
Unrealized gain on hedged transaction	(1,794)	(2,353)
Accumulated other comprehensive income (loss)	$(12,585)	$(13,144)

Note 11.   Income Taxes

The provision for income taxes was $0.1 million and $0.7 million for the quarter and two quarters ended June 25, 2008, respectively, compared with $2.0 million and $2.4 million for the quarter and two quarters ended June 27, 2007, respectively. The provision for income taxes for the first two quarters of 2008 and 2007 was determined using our effective rate estimated for the entire fiscal year. The two quarters ended June 27, 2007 also included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, federal and state deferred tax expense was recorded in connection with fresh start reporting on January 7, 1998 with a corresponding reduction to the goodwill.  The amounts recognized were approximately $0.0 million and $0.1 million for the quarter and two quarters ended June 25, 2008, respectively, and $2.4 million and $2.5 million for the quarter and two quarters ended June 27, 2007, respectively.

The reduction in our effective tax rate for the two quarters ended June 25, 2008 was due primarily to the utilization of federal net operating loss carryforwards from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Note 12.   Net Income Per Share

	Quarter Ended		Two Quarters Ended
	June 25, 2008	June 27, 2007	June 25, 2008	June 27, 2007
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$3,151	$10,583	$7,275	$11,670

Denominator:
Denominator for basic net income per share – weighted average shares	95,017	93,692	94,922	93,554
Effect of dilutive securities:
Options	2,797	4,159	2,724	4,131
Restricted stock units and awards	1,097	1,116	1,013	1,111
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	98,911	98,967	98,659	98,796

Basic net income per share	$0.03	$0.11	$0.08	$0.12
Diluted net income per share	$0.03	$0.11	$0.07	$0.12

Stock options excluded (1)	3,814	1,853	3,182	1,799

(1)                  Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 13.   Supplemental Cash Flow Information

	Two Quarters Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Income taxes paid, net	$668	$1,231
Interest paid	$17,540	$18,144

Noncash investing activities:
Net proceeds receivable from disposition of property	$3,223	$—
Notes received in connection with disposition of property	$2,390	$—
Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$771	$222
Execution of capital leases	$2,613	$597

Note 14.     Related Party Transactions

During the quarter and two quarters ended June 25, 2008, we sold company-owned restaurants to franchisees that are former employees. We received cash proceeds of $0.7 million and $1.9 million from the sale of restaurant operations to these related parties during the two periods, respectively.

Note 15.   Implementation of New Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not currently believe that adopting SFAS 162 will have a material impact on our Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations." We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective December 27, 2007, the first day of fiscal 2008, we adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. See Note 2 to the Condensed Consolidated Financial Statements. We applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and are still evaluating the impact on our Condensed Consolidated Financial Statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of June 25, 2008 and results of operations for the quarter and two quarters ended June 25, 2008 compared to the quarter and two quarters ended June 27, 2007. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 26, 2007.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 25, 2008		June 27, 2007		June 25, 2008		June 27, 2007
	(Dollars in thousands)
Revenue:
Company restaurant sales	$163,233	85.8%	$218,316	90.6%	$332,826	86.2%	$434,117	90.9%
Franchise and license revenue	27,039	14.2%	22,626	9.4%	53,442	13.8%	43,576	9.1%
Total operating revenue	190,272	100.0%	240,942	100.0%	386,268	100.0%	477,693	100.0%

Costs of company restaurant sales (a):
Product costs	39,032	23.9%	56,323	25.8%	80,979	24.3%	111,449	25.7%
Payroll and benefits	69,021	42.3%	91,932	42.1%	142,749	42.9%	184,800	42.6%
Occupancy	9,976	6.1%	13,024	6.0%	20,528	6.2%	26,152	6.0%
Other operating expenses	24,730	15.1%	31,782	14.6%	49,938	15.0%	62,095	14.3%
Total costs of company restaurant sales	142,759	87.5%	193,061	88.4%	294,194	88.4%	384,496	88.6%

Costs of franchise and license revenue (a)	8,520	31.5%	6,933	30.6%	16,691	31.2%	13,408	30.8%

General and administrative expenses	15,537	8.2%	17,167	7.1%	31,152	8.1%	33,093	6.9%
Depreciation and amortization	9,892	5.2%	12,480	5.2%	20,133	5.2%	25,358	5.3%
Operating gains, losses and other charges	3,027	1.6%	(12,025)	(5.0%)	(5,686)	(1.5%)	(14,574)	(3.1%)
Total operating costs and expenses	179,735	94.5%	217,616	90.3%	356,484	92.3%	441,781	92.5%
Operating income	10,537	5.5%	23,326	9.7%	29,784	7.7%	35,912	7.5%
Other expenses:
Interest expense, net	8,883	4.7%	10,953	4.5%	18,084	4.7%	22,294	4.7%
Other nonoperating expense (income), net	(1,617)	(0.8%)	(228)	(0.1%)	3,759	1.0%	(425)	(0.1%)
Total other expenses, net	7,266	3.8%	10,725	4.5%	21,843	5.7%	21,869	4.6%
Net income before income taxes	3,271	1.7%	12,601	5.2%	7,941	2.1%	14,043	2.9%
Provision for income taxes	120	0.1%	2,018	0.8%	666	0.2%	2,373	0.5%
Net income	$3,151	1.7%	$10,583	4.4%	$7,275	1.9%	$11,670	2.4%

Other Data:
Company-owned average unit sales	$442		$428		$875		$844
Franchise average unit sales	368		380		735		746
Company-owned equivalent units (b)	369		510		380		514
Franchise equivalent units (b)	1,178		1,032		1,168		1,028
Same-store sales increase (decrease) (company-owned) (c)(d)	(0.7)%		2.8%		0.0%		0.5%
Guest check average increase (d)	6.4%		3.6%		6.1%		3.1%
Guest count decrease (d)	(6.7)%		(0.8)%		(5.7)%		(2.6)%
Same-store sales increase (decrease) (franchised and licensed units) (c) (d)	(3.7)%		4.0%		(2.3)%		1.6%
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

(d)	Prior year amounts have not been adjusted for 2008 comparable units.

 Quarter Ended June 25, 2008 Compared with Quarter Ended June 27, 2007

	Quarter Ended
	June 25, 2008	June 27, 2007
Company-owned restaurants, beginning of period	373	517
Units opened	2	—
Units acquired from franchisees	—	—
Units sold to franchisees	(20)	(28)
Units closed	(1)	(1)
End of period	354	488

Franchised and licensed restaurants, beginning of period	1,177	1,028
Units opened	2	2
Units acquired by Company	—	—
Units purchased from Company	20	28
Units closed	(8)	(7)
End of period	1,191	1,051
Total company-owned, franchised and licensed restaurants, end of period	1,545	1,539

 Company Restaurant Operations

During the quarter ended June 25, 2008, we incurred a 0.7% decrease in same-store sales, comprised of a 6.4% increase in guest check average and a 6.7% decrease in guest counts. Company restaurant sales decreased $55.1 million, or 25.2%, primarily resulting from a 141 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees as part of our Franchise Growth Initiative.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 87.5% from 88.4%. Product costs decreased to 23.9% from 25.8% due to favorable shifts in menu mix. Payroll and benefits costs increased to 42.3% from 42.1% primarily as a result of increased group insurance and management staffing costs, offset by a decrease in restaurant staffing related to improved scheduling. Occupancy costs increased slightly to 6.1% from 6.0%.  Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	June 25, 2008		June 27, 2007
	(Dollars in thousands)
Utilities	$8,080	4.9%	$10,032	4.6%
Repairs and maintenance	3,607	2.2%	4,818	2.2%
Marketing	5,592	3.4%	7,315	3.4%
Legal	487	0.3%	985	0.4%
Other direct costs	6,964	4.3%	8,632	4.0%
Other operating expenses	$24,730	15.1%	$31,782	14.6%

The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	June 25, 2008		June 27, 2007
	(Dollars in thousands)
Royalties	$17,156	63.5%	$15,521	68.6%
Initial and other fees	1,056	3.9%	1,257	5.6%
Occupancy revenue	8,827	32.6%	5,848	25.8%
Franchise and license revenue	27,039	100.0%	22,626	100.0%

Occupancy costs	6,886	25.5%	4,932	21.8%
Other direct costs	1,634	6.0%	2,001	8.8%
Costs of franchise and license revenue	$8,520	31.5%	$6,933	30.6%

Royalties increased by $1.6 million, or 10.5%, primarily resulting from a 146 equivalent-unit increase in franchised and licensed units, as compared to the prior year quarter, offset by the effects of a 3.7% decrease in same-store sales. The increase in equivalent-units resulted from the sale of company-owned restaurants to franchisees. The increase in occupancy revenue of $3.0 million, or 50.9%, is also primarily the result of the sale of restaurants to franchisees.

Costs of franchise and license revenue increased by $1.6 million, or 22.9%. The increase in occupancy costs of $2.0 million, or 39.6%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs benefited by $0.4 million, or 18.3%, primarily as a result of the reorganization of the field management structure that occurred in the third quarter of 2007. As a percentage of franchise and license revenue, costs of franchise and license revenue increased to 31.5% for the quarter ended June 25, 2008 from 30.6% for the quarter ended June 27, 2007.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Share-based compensation	$1,032	$1,135
General and administrative expenses	14,505	16,032
Total general and administrative expenses	$15,537	$17,167

Depreciation and amortization is comprised of the following:

	Quarter Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Depreciation of property and equipment	$7,669	$9,632
Amortization of capital lease assets	827	1,216
Amortization of intangible assets	1,396	1,632
Total depreciation and amortization expense	$9,892	$12,480

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2007 and 2008.

Operating gains, losses and other charges, net are comprised of the following:

	Quarter Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Gains on sales of assets and other, net	$(3,176)	$(13,457)
Restructuring charges and exit costs	5,719	1,192
Impairment charges	484	240
Operating gains, losses and other charges, net	$3,027	$(12,025)

During the quarter ended June 25, 2008, we recognized $2.2 million of gains on the sale of 20 restaurant operations to seven franchisees for net proceeds of $5.5 million compared to $12.6 million of gains on the sale of 28 restaurant operations to five franchisees for net proceeds of $20.2 million during the prior year quarter. The remaining gains for the two periods resulted from the sale of real estate related to closed restaurants and restaurants operated by franchisees and the recognition of deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Exit costs	$815	$588
Severance and other restructuring charges	4,904	604
Total restructuring and exit costs	$5,719	$1,192

During the quarter ended June 25, 2008, we recognized $4.3 million in severance and other restructuring charges related to a reorganization to support our ongoing transition to a franchise-focused business model. The reorganization led to the elimination of approximately 50 positions.

Operating income was $10.5 million for the quarter ended June 25, 2008 compared with $23.3 million for the quarter ended June 27, 2007.

Interest expense, net is comprised of the following:

	Quarter Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	2,355	4,201
Interest on capital lease liabilities	915	995
Letters of credit and other fees	504	590
Interest income	(228)	(321)
Total cash interest	7,909	9,828
Amortization of deferred financing costs	277	297
Interest accretion on other liabilities	697	828
Total interest expense, net	$8,883	$10,953

The decrease in interest expense resulted primarily from the repayment of $100.3 million on the credit facilities during 2007.

The provision for income taxes was $0.1 million and $2.0 million for the quarter ended June 25, 2008 and June 27, 2007, respectively. The provision for income taxes for the quarters of 2008 and 2007 was determined using our effective rate estimated for the entire fiscal year. The quarter ended June 27, 2007 also included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the quarter ended June 25, 2008 and June 27, 2007, we recognized approximately $0.0 million and $2.4 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998. The reduction in our effective tax rate for the quarter ended June 25, 2008 was due primarily to the utilization of federal net operating loss carryforwards from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Net income was $3.2 million for the quarter ended June 25, 2008 compared with $10.6 million for the quarter ended June 27, 2007 due to the factors noted above.

Two Quarters Ended June 25, 2008 Compared with Two Quarters Ended June 27, 2007

	Two Quarters Ended
	June 25, 2008	June 27, 2007
Company-owned restaurants, beginning of period	394	521
Units opened	3	1
Units acquired from franchisees	—	1
Units sold to franchisees	(41)	(34)
Units closed	(2)	(1)
End of period	354	488

Franchised and licensed restaurants, beginning of period	1,152	1,024
Units opened	11	5
Units acquired by Company	—	(1)
Units purchased from Company	41	34
Units closed	(13)	(11)
End of period	1,191	1,051
Total company-owned, franchised and licensed restaurants, end of period	1,545	1,539

Company Restaurant Operations

During the two quarters ended June 25, 2008, same-store sales remained unchanged, but were comprised of a 6.1% increase in guest check average and a 5.7% decrease in guest counts. Company restaurant sales decreased $101.3 million, or 23.3%, primarily resulting from a 134 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees as part of our Franchise Growth Initiative.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 88.4% from 88.6%. Product costs decreased to 24.3% from 25.7% due to favorable shifts in menu mix. Payroll and benefits increased to 42.9% from 42.6% primarily as a result of increased management staffing costs, offset by a decrease in restaurant staffing related to improved scheduling. Occupancy costs increased to 6.2% from 6.0%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Two Quarters Ended
	June 25, 2008		June 27, 2007
	(Dollars in thousands)
Utilities	$16,345	4.9%	$20,795	4.8%
Repairs and maintenance	7,265	2.2%	8,765	2.0%
Marketing	11,229	3.4%	14,468	3.3%
Legal	872	0.3%	1,530	0.4%
Other direct costs	14,227	4.3%	16,537	3.8%
Other operating expenses	$49,938	15.0%	$62,095	14.3%

The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees. As a percentage of company restaurant sales, other direct costs in fiscal 2007 benefited from $0.6 million of insurance proceeds resulting from income lost due to hurricanes.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Two Quarters Ended
	June 25, 2008		June 27, 2007
	(Dollars in thousands)
Royalties	$33,992	63.6%	$30,319	69.6%
Initial fees	2,262	4.2%	1,776	4.1%
Occupancy revenue	17,188	32.2%	11,481	26.3%
Franchise and license revenue	53,442	100.0%	43,576	100.0%

Occupancy costs	13,407	25.1%	9,534	21.9%
Other direct costs	3,284	6.1%	3,874	8.9%
Costs of franchise and license revenue	$16,691	31.2%	$13,408	30.8%

Royalties increased by $3.7 million, or 12.1%, primarily resulting from a 140 equivalent-unit increase in franchised and licensed units, as compared to the prior year period, offset by the effects of a 2.3% decrease in same-store sales. The increase in equivalent-units resulted from the sale of company-owned restaurants to franchisees. The increase in occupancy revenue of $5.7 million, or 49.7%, is also primarily the result of the sale of company-owned restaurants to franchisees.

Costs of franchise and license revenue increased by $3.3 million, or 24.5%. The increase in occupancy costs of $3.9 million, or 40.6%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs benefited by $0.6 million, or 15.2%, primarily as a result of the reorganization of the field management structure that occurred in the third quarter of 2007. As a percentage of franchise and license revenue, costs of franchise and license revenue increased to 31.2% for the two quarters ended June 25, 2008, as compared to 30.8% for the two quarters ended June 27, 2007.

Other Operating Costs and Expenses

General and administrative expenses are comprised of the following:

	Two Quarters Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Share-based compensation	$1,662	$2,319
General and administrative expenses	29,490	30,774
Total general and administrative expenses	$31,152	$33,093

The decrease in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of June 25, 2008.

Depreciation and amortization is comprised of the following:

	Two Quarters Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Depreciation of property and equipment	$15,541	$19,436
Amortization of capital lease assets	1,670	2,425
Amortization of intangible assets	2,922	3,497
Total depreciation and amortization expense	$20,133	$25,358

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2007 and 2008.

Operating gains, losses and other charges, net are comprised of the following:

	Two Quarters Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Gains on sales of assets and other, net	$(12,924)	$(16,644)
Restructuring charges and exit costs	6,754	1,830
Impairment charges	484	240
Operating gains, losses and other charges, net	$(5,686)	$(14,574)

During the two quarters ended June 25, 2008, we recognized $11.9 million of gains on the sale of 41 restaurant operations to eleven franchisees for net proceeds of $22.0 million compared to $13.0 million of gains on the sale of 34 restaurant operations to six franchisees for net proceeds of $21.9 million during the prior year period. The remaining gains for the two periods resulted from the sale of real estate related to closed restaurants and restaurants operated by franchisees and the recognition of deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Two Quarters Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Exit costs	$1,655	$735
Severance and other restructuring charges	5,099	1,095
Total restructuring and exit costs	$6,754	$1,830

During the two quarters ended June 25, 2008, we recognized $4.3 million in severance and other restructuring charges related to a reorganization to support our ongoing transition to a franchise-focused business model. The reorganization led to the elimination of approximately 50 positions.

Operating income was $29.8 million for the two quarters ended June 25, 2008 compared with $35.9 million for the two quarters ended June 27, 2007.

Interest expense, net is comprised of the following:

	Two Quarters Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Interest on senior notes	$8,726	$8,726
Interest on credit facilities	5,019	8,853
Interest on capital lease liabilities	1,858	1,999
Letters of credit and other fees	997	1,183
Interest income	(501)	(672)
Total cash interest	16,099	20,089
Amortization of deferred financing costs	554	585
Interest accretion on other liabilities	1,431	1,620
Total interest expense, net	$18,084	$22,294

The decrease in interest expense resulted primarily from the repayment of $100.3 million on the credit facilities during 2007.

The provision for income taxes was $0.7 million and $2.4 million for the two quarters ended June 25, 2008 and June 27, 2007, respectively. The provision for income taxes for the two quarters of 2008 and 2007 was determined using our effective rate estimated for the entire fiscal year. The two quarters ended June 27, 2007 also included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the two quarters ended June 25, 2008 and June 27, 2007, we recognized approximately $0.1 million and $2.5 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998. The reduction in our effective tax rate for the two quarters ended June 25, 2008 was due primarily to the utilization of federal net operating loss carryforwards from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Net income was $7.3 million for the two quarters ended June 25, 2008 compared with $11.7 million for the two quarters ended June 27, 2007 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our Credit Facility (as defined in Note 7) and, in recent years, cash proceeds from the sale of surplus properties and sales of restaurant operations to franchisees. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Net cash provided by operating activities	$7,131	$28,850
Net cash provided by investing activities	3,179	13,688
Net cash used in financing activities	(19,829)	(21,501)
Net increase (decrease) in cash and cash equivalents	$(9,519)	$21,037

The decrease in operating cash flows primarily resulted from the runoff of working capital deficit following the sale of restaurant operations to franchisees and the timing of certain operating expense payments. We believe that our estimated cash flows from operations for 2008, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures through the end of 2008.

Net cash flows provided by investing activities were $3.2 million for the two quarters ended June 25, 2008. These cash flows primarily represent net proceeds of $18.0 million on sales of restaurant operations to franchisees, real estate related to restaurants operated by franchisees and other assets. The proceeds were offset by capital expenditures of $17.4 million for the two quarters ended June 25, 2008, of which $2.6 million was financed through capital leases. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling and our strategic initiatives, as follows:

	Two Quarters Ended
	June 25, 2008	June 27, 2007
	(In thousands)
Facilities	$4,994	$5,419
New construction	3,756	3,570
Remodeling	4,436	1,597
Strategic initiatives	1,557	—
Other	86	406
Capital expenditures	14,829	10,992
Acquisitions	—	2,208
Capital expenditures and acquisitions	$14,829	$13,200

Cash flows used in financing activities were $19.8 million for the two quarters ended June 25, 2008, which included $14.8 million of prepayments and $3.0 million of scheduled debt payments made through a combination of asset sale proceeds, as noted above, and surplus cash.

Our credit facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $137 million term loan and an additional $37 million letter of credit facility. At June 25, 2008, we had outstanding letters of credit of $35.3 million (comprised of $35.0 million under our letter of credit facility and $0.3 million under our revolving facility). There were no revolving loans outstanding at June 25, 2008. These balances result in availability of $2.0 million under our letter of credit facility and $49.7 million under the revolving facility.

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

The credit facility is guaranteed by Denny's Corporation and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the credit facility is secured by first-priority mortgages on 119 company-owned real estate assets. The credit facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the credit facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of June 25, 2008.

As of June 25, 2008, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of the interest rate swap, the weighted-average interest rate under the term loan was 4.7% as of June 25, 2008.

Our working capital deficit was $73.4 million at June 25, 2008 compared with $73.6 million at December 26, 2007. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, through March 26, 2008, we paid a fixed rate of 4.8925% on the $150 million notional amount and received payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. On March 26, 2008, we terminated $50 million of the notional amount of the interest rate swap. As of June 25, 2008, the swap effectively increases our ratio of fixed rate debt from approximately 56% of total debt to approximately 88% of total debt.

Based on the levels of borrowings under the credit facility at June 25, 2008, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.4 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at June 25, 2008. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $170.2 million, compared with a book value of $175.4 million at June 25, 2008. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at June 25, 2008 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Denny’s Corporation was held on Wednesday, May 21, 2008, and the following matters were voted on by the stockholders of Denny’s Corporation:

(i)	Election of Directors
	Name	Votes For	Votes Against	Votes Abstained

	Vera K. Farris	85,611,630	670,535	169,601
	Brenda J. Lauderback	80,460,640	5,912,363	78,763
	Nelson J. Marchioli	85,957,890	412,563	81,313
	Robert E. Marks	85,980,444	301,986	169,336
	Michael Montelongo	85,668,795	700,837	82,134
	Louis P. Neeb	85,942,393	340,711	168,662
	Donald C. Robinson	85,935,556	347,236	168,974
	Donald R. Shepherd	85,654,585	630,430	166,751
	Debra Smithart-Oglesby	85,737,996	636,451	77,319

(ii)	Ratification of the Selection of KPMG LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2008
	Votes For	Votes Against	Votes Abstaining

	85,663,819	672,445	115,502

(iii)	Proposal to approve the Denny’s Corporation 2008 Omnibus Incentive Plan
	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

	67,991,863	8,699,059	63,005	9,697,839

Item 6.   Exhibits

a.   The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Securities and Exchange Commission on May 27, 2008)

10.2	Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date: July 29, 2008	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Growth Initiatives, Chief Administrative Officer and Chief Financial Officer

Date: July 29, 2008	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller