Form 10-Q
period 2008-09-24
DENNYS CORP
filed 2008-10-28
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 24, 2008

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

Yes [    ]                                                                                       No [X]

As of October 24, 2008, 95,713,102 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 24, 2008	September 26, 2007	September 24, 2008	September 26, 2007
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$160,608	$216,792	$493,434	$650,909
Franchise and license revenue	28,667	24,617	82,109	68,193
Total operating revenue	189,275	241,409	575,543	719,102
Costs of company restaurant sales:
Product costs	38,811	55,520	119,790	166,969
Payroll and benefits	65,582	88,341	208,331	273,141
Occupancy	9,475	13,193	30,003	39,345
Other operating expenses	25,384	33,842	75,322	95,937
Total costs of company restaurant sales	139,252	190,896	433,446	575,392
Costs of franchise and license revenue	8,757	6,858	25,448	20,266
General and administrative expenses	14,894	15,974	46,046	49,067
Depreciation and amortization	9,977	12,117	30,110	37,475
Operating gains, losses and other charges, net	(4,294)	(316)	(9,980)	(14,890)
Total operating costs and expenses	168,586	225,529	525,070	667,310
Operating income	20,689	15,880	50,473	51,792
Other expenses:
Interest expense, net	8,761	10,489	26,845	32,783
Other nonoperating expense (income), net	677	34	4,436	(391)
Total other expenses, net	9,438	10,523	31,281	32,392
Net income before income taxes	11,251	5,357	19,192	19,400
Provision for income taxes	689	407	1,355	2,780
Net income	$10,562	$4,950	$17,837	$16,620

Net income per share:
Basic net income per share	$0.11	$0.05	$0.19	$0.18
Diluted net income per share	$0.11	$0.05	$0.18	$0.17

Weighted average shares outstanding:
Basic	95,333	93,915	95,059	93,674
Diluted	98,332	98,605	99,191	98,770

See accompanying notes to unaudited condensed consolidated financial statements.

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 24, 2008	December 26, 2007
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$21,422	$21,565
Receivables, net	11,408	13,585
Inventories	5,419	6,485
Assets held for sale	3,032	6,712
Prepaid and other current assets	12,893	9,526
Total Current Assets	54,174	57,873

Property, net of accumulated depreciation of $293,770 and $307,047, respectively	167,910	184,610

Other Assets:
Goodwill	40,634	42,439
Intangible assets, net	59,770	62,657
Deferred financing costs, net	4,188	5,078
Other assets	31,003	24,699
Total Assets	$357,679	$377,356

Liabilities and Shareholders' Deficit
Current Liabilities:
Current maturities of notes and debentures	$4,555	$2,085
Current maturities of capital lease obligations	3,637	4,051
Accounts payable	31,041	43,262
Other	73,202	82,069
Total Current Liabilities	112,435	131,467

Long-Term Liabilities:
Notes and debentures, less current maturities	307,504	325,971
Capital lease obligations, less current maturities	22,252	20,845
Liability for insurance claims, less current portion	24,480	27,148
Deferred income taxes	12,115	11,579
Other noncurrent liabilities and deferred credits	38,573	42,578
Total Long-Term Liabilities	404,924	428,121
Total Liabilities	517,359	559,588

Commitments and contingencies

Total Shareholders’ Deficit	(159,680)	(182,232)
Total Liabilities and Shareholders’ Deficit	$357,679	$377,356

See accompanying notes to unaudited condensed consolidated financial statements.

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
(Unaudited)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 26, 2007	94,626	$946	$533,612	$(700,284)	$(13,144)	$(178,870)
Goodwill adjustment (Note 3)	—	—	—	(3,362)	—	(3,362)
Balance, December 26, 2007	94,626	$946	$533,612	$(703,646)	$(13,144)	$(182,232)
Comprehensive income:
Net income	—	—	—	17,837	—	17,837
Recognition of unrealized loss on hedge transactions, net of tax	—	—	—	—	852	852
Comprehensive income	—	—	—	17,837	852	18,689
Share-based compensation on equity classified awards	—	—	2,591	—	—	2,591
Issuance of common stock for share-based compensation	385	4	288	—	—	292
Exercise of common stock options	675	7	973	—	—	980
Balance, September 24, 2008	95,686	$957	$537,464	$(685,809)	$(12,292)	$(159,680)

See accompanying notes to unaudited condensed consolidated financial statements.

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$17,837	$16,620
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	30,110	37,475
Operating gains, losses and other charges, net	(9,980)	(14,890)
Amortization of deferred financing costs	827	886
Loss (gain) on early extinguishment of debt	(30)	207
Loss on change in the fair value of interest rate swap	3,094	—
Deferred income tax expense	565	2,381
Share-based compensation	2,511	3,000
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	3,009	3,216
Inventories	1,066	506
Other current assets	(3,367)	(495)
Other assets	(2,909)	(2,644)
Increase (decrease) in liabilities:
Accounts payable	(9,416)	(2,530)
Accrued salaries and vacations	(8,225)	(5,696)
Accrued taxes	794	119
Other accrued liabilities	(8,310)	2,991
Other noncurrent liabilities and deferred credits	(9,622)	(5,702)
Net cash flows provided by operating activities	7,954	35,444

Cash Flows from Investing Activities:
Purchase of property	(21,173)	(18,807)
Proceeds from disposition of property	31,391	35,017
Acquisition of restaurant units	—	(2,208)
Net cash flows provided by investing activities	10,218	14,002

Cash Flows from Financing Activities:
Long-term debt payments	(19,208)	(46,468)
Deferred financing costs paid	—	(401)
Proceeds from exercise of stock options	980	918
Net bank overdrafts	(87)	(646)
Net cash flows used in financing activities	(18,315)	(46,597)

Increase (decrease) in cash and cash equivalents	(143)	2,849

Cash and Cash Equivalents at:
Beginning of period	21,565	26,226
End of period	$21,422	$29,075

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

Effective December 27, 2007, the first day of fiscal 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. We also applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and are still evaluating the impact on our Condensed Consolidated Financial Statements.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 24, 2008
	September 24, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,132	$6,132	$—	$—	market approach
Interest rate swap liability	(2,603)	—	(2,603)	—	income approach
Total	$3,529	$6,132	$(2,603)	$—

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

The following line items on the Consolidated Statements of Operations for the quarter and three quarters ended September 26, 2007 and the fiscal year ended December 26, 2007 were impacted by the adjustments:

	Quarter Ended September 26, 2007			Three Quarters Ended September 26, 2007			Fiscal Year Ended December 26, 2007
	Unadjusted	Adjustment	Adjusted	Unadjusted	Adjustment	Adjusted	Unadjusted	Adjustment	Adjusted
	(In thousands, except per share amounts)
Operating gains, losses and other charges, net	$(747)	$431	$(316)	$(16,427)	$1,537	$(14,890)	$(34,828)	3,746	(31,082)
Total operating costs and expenses	225,098	431	225,529	665,773	1,537	667,310	855,838	3,746	859,584
Operating income	16,311	(431)	15,880	53,329	(1,537)	51,792	83,530	(3,746)	79,784
Net income before taxes	5,788	(431)	5,357	20,937	(1,537)	19,400	39,905	(3,746)	36,159
Provision for income taxes	451	(44)	407	2,937	(157)	2,780	5,192	(384)	4,808
Net income	5,337	(387)	4,950	18,000	(1,380)	16,620	34,713	(3,362)	31,351

Basic net income per share	$0.06	$(0.01)	$0.05	$0.19	$(0.01)	$0.18	$0.37	$(0.04)	$0.33
Diluted net income per share	$0.05	$(0.00)	$0.05	$0.18	$(0.01)	$0.17	$0.35	$(0.03)	$0.32

The following line items on the Consolidated Balance Sheet as of December 26, 2007 were impacted by the adjustments:

	December 26, 2007	Adjustment	Adjusted December 26, 2007
	(In thousands)
Goodwill	$46,185	$(3,746)	$42,439
Total assets	381,102	(3,746)	377,356
Deferred income taxes	11,963	(384)	11,579
Total long-term liabilities	428,505	(384)	428,121
Total liabilities	559,972	(384)	559,588
Total shareholders' deficit	(178,870)	(3,362)	(182,232)
Total liabilities and shareholders' deficit	381,102	(3,746)	377,356

The following reflects the adjusted quarterly data for fiscal 2007:

	Fiscal Year Ended December 26, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$215,801	$218,316	$216,792	$193,712
Franchise and licensing revenue	20,950	22,626	24,617	26,554
Total operating revenue	236,751	240,942	241,409	220,266
Total operating costs and expenses	224,165	217,616	225,529	192,274
Operating income	$12,586	$23,326	$15,880	$27,992

Net income	$1,087	$10,583	$4,950	$14,731

Basic net income per share (a)	$0.01	$0.11	$0.05	$0.16
Diluted net income per share (a)	$0.01	$0.11	$0.05	$0.15

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

Note 4.   Assets Held for Sale

Assets held for sale of $3.0 million and $6.7 million, as of September 24, 2008 and December 26, 2007, respectively, include restaurants to be sold to franchisees and certain real estate properties. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 7) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties and restaurant operations to franchisees. As a result, we classified a corresponding $3.0 million and $0.4 million of our long-term debt as a current liability in our Consolidated Balance Sheet as of September 24, 2008 and December 26, 2007, respectively. This amount represents the net book value of the specified properties as of the balance sheet date.

Note 5.   Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the three quarters ended September 24, 2008 are as follows:

(In thousands)
Balance at December 26, 2007	$42,439
Write-offs associated with sale of restaurants	(1,777)
Reversal of valuation allowance related to deferred tax assets (Note 11)	(28)
Balance at September 24, 2008	$40,634

The following table reflects goodwill and intangible assets as of September 24, 2008 and December 26, 2007:

	September 24, 2008		December 26, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$40,634	$—	$42,439	$—

Intangible assets with indefinite lives:
Trade names	$42,432	$—	$42,395	$—
Liquor licenses	262	—	279	—
Intangible assets with definite lives:
Franchise and license agreements	55,551	38,581	61,903	42,036
Foreign license agreements	241	135	241	125
Intangible assets	$98,486	$38,716	$104,818	$42,161

Other assets with definitive lives:
Software development costs	$31,845	$25,974	$30,853	$24,560

Note 6.   Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2008	September 26, 2007	September 24, 2008	September 26, 2007
	(In thousands)
Gains on sales of assets and other, net	$(5,290)	$(4,197)	$(18,214)	$(20,841)
Restructuring charges and exit costs	752	3,701	7,506	5,531
Impairment charges	244	180	728	420
Operating gains, losses and other charges, net	$(4,294)	$(316)	$(9,980)	$(14,890)

Gains on Sales of Assets

Proceeds and gains on sales of assets for the quarters ended September 24, 2008 and September 26, 2007 were comprised of the following:

	Quarter Ended September 24, 2008		Quarter Ended September 26, 2007
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$8,242	$3,496	$8,748	$2,394
Sales of other real estate assets	2,198	1,764	353	353
Recognition of deferred gains	—	30	—	1,450
Total	$10,440	$5,290	$9,101	$4,197

Proceeds and gains on sales of assets for the three quarters ended September 24, 2008 and September 26, 2007 were comprised of the following:

	Three Quarters Ended September 24, 2008		Three Quarters Ended September 26, 2007
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$30,241	$15,439	$30,601	$15,350
Sales of other real estate assets	3,820	2,683	5,388	3,495
Recognition of deferred gains	—	92	—	1,996
Total	$34,061	$18,214	$35,989	$20,841

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2008	September 26, 2007	September 24, 2008	September 26, 2007
	(In thousands)
Exit costs	$821	$276	$2,476	$1,011
Severance and other restructuring charges	(69)	3,425	5,030	4,520
Total restructuring and exit costs	$752	$3,701	$7,506	$5,531

Severance and other restructuring charges of $5.0 million for the three quarters ended September 24, 2008 primarily resulted from severance costs of $4.3 million recognized during the second quarter related to the reorganization to support our ongoing transition to a franchise-focused business model, which led to the elimination of approximately 50 positions.

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, beginning of year	$8,339
Provisions for units closed during the year (1)	728
Changes in estimates of accrued exit costs, net (1)	1,748
Payments, net	(2,533)
Interest accretion	615
Balance, end of quarter	8,897
Less current portion included in other current liabilities	2,038
Long-term portion included in other noncurrent liabilities	$6,859

(1)	Included as a component of operating gains, losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2008	$843
2009	2,499
2010	1,768
2011	1,458
2012	1,153
Thereafter	3,101
Total	10,822
Less imputed interest	1,925
Present value of exit cost liabilities	$8,897

As of September 24, 2008 and December 26, 2007, we had accrued severance and other restructuring charges of $1.5 million and $1.3 million, respectively.  The balance as of September 24, 2008 is expected to be paid during the next 12 months.

Note 7.   Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $136.7 million term loan and an additional $37 million letter of credit facility (together, the "Credit Facility").  At September 24, 2008, we had outstanding letters of credit of $35.4 million (comprised of $35.2 million under our letter of credit facility and $0.2 million under our revolving facility). There were no revolving loans outstanding at September 24, 2008. These balances result in availability of $1.8 million under our letter of credit facility and $49.8 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $37 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The Credit Facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as required payments related to asset sales) typical for this type of credit facility and may make certain optional prepayments under the Credit Facility. We believe that our estimated cash flows from operations for 2008, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

The Credit Facility is guaranteed by Denny's Corporation and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 118 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of September 24, 2008.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of the interest rate swap described below, the weighted-average interest rate under the term loan was 4.8% and 7.1% as of September 24, 2008 and September 26, 2007, respectively.

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

The changes in accumulated other comprehensive income related to the swap for the quarter and three quarters ended September 24, 2008 are as follows:

	Quarter Ended September 24, 2008	Three Quarters Ended September 24, 2008
	(In thousands)
Accumulated Other Comprehensive Income, beginning of period	$(1,794)	$(2,353)
Amortization of unrealized losses related to the interest rate swap (recorded in other nonoperating expense)	293	852
Accumulated Other Comprehensive Income, end of period	$(1,501)	$(1,501)

The changes in fair value of the interest rate swap for the quarter and three quarters ended September 24, 2008 are as follows:

	Quarter Ended September 24, 2008	Three Quarters Ended September 24, 2008
	(In thousands)
Fair value of the interest rate swap, beginning of period	$(2,850)	$(2,753)
Change in the fair value of the interest rate swap (recorded in other nonoperating expense)	247	(2,242)
Termination of a portion of the swap	—	2,392
Fair value of the interest rate swap, end of period	$(2,603)	$(2,603)

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

Note 8.   Defined Benefit Plans

The components of net pension cost of our pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended by Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	September 24, 2008	September 26, 2007	September 24, 2008	September 26, 2007
	(In thousands)
Service cost	$88	$88	$—	$—
Interest cost	847	786	49	48
Expected return on plan assets	(969)	(883)	—	—
Amortization of net loss	151	221	4	5
Net periodic benefit cost	$117	$212	$53	$53

	Pension Plan		Other Defined Benefit Plans
	Three Quarters Ended		Three Quarters Ended
	September 24, 2008	September 26, 2007	September 24, 2008	September 26, 2007
	(In thousands)
Service cost	$263	$263	$—	$—
Interest cost	2,541	2,358	146	143
Expected return on plan assets	(2,908)	(2,647)	—	—
Amortization of net loss	451	662	14	17
Net periodic benefit cost	$347	$636	$160	$160

We made contributions of $1.3 million and $2.8 million to our qualified pension plan during the three quarters ended September 24, 2008 and September 26, 2007, respectively. We made contributions of $0.7 million and $0.2 million to our other defined benefit plans during the three quarters ended September 24, 2008 and September 26, 2007, respectively. We expect to contribute $0.1 million to our qualified pension plan and $0.1 million to our other defined benefit plans during the remainder of fiscal 2008.

Additional minimum pension liability of $10.8 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss as of September 24, 2008 and December 26, 2007.

Note 9.   Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 24, 2008	September 26, 2007	September 24, 2008	September 26, 2007
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$(119)	$(24)	$(80)	$658
Share based compensation related to equity classified awards:
Stock options	$396	$448	$1,321	$1,067
Restricted stock units	511	176	1,086	1,034
Board deferred stock units	61	81	184	241
Total share-based compensation related to equity classified awards	968	705	2,591	2,342
Total share-based compensation	$849	$681	$2,511	$3,000

Additionally, during the three quarters ended September 24, 2008, we issued approximately 97,000 shares of common stock in lieu of cash to pay approximately $0.3 million of incentive compensation.

Stock Options

During the three quarters ended September 24, 2008, we granted approximately 1.5 million stock options to certain employees and approximately 0.2 million stock options to the non-employee members of our Board of Directors. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option of options granted during the three quarters ended September 24, 2008 was $1.18. The fair value of the stock options granted in the period ended September 24, 2008 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the three quarters ended September 24, 2008:

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

As of September 24, 2008, there was approximately $2.4 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 2.0 years.

Restricted Stock Units

In July 2008, we granted approximately 0.3 million restricted stock units under the 2004 Omnibus Plan and approximately 0.9 million restricted stock units under the 2008 Omnibus Plan to certain employees. The awards (which are equity classified) have a grant date fair value of $2.57 per share. These restricted units will be earned and vest in 1/3 increments (from 50% to 120% of the target award for each such increment) based on the appreciation/(depreciation) of our common stock from the date of grant to each of three vesting periods (July 16, 2009, July 16, 2010 and July 16, 2011). Subsequent to the vesting periods, the earned restricted stock units will be paid to the holder in shares of common stock, provided the holder is then still employed with Denny’s or an affiliate. As these restricted stock units contain a market condition, the compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the four fiscal quarters ending prior to July 16, 2009.

During the quarter ended September 24, 2008, we made payments of $0.5 million (before taxes) in cash and issued 0.2 million shares of common stock related to the restricted stock unit awards that vested as of June 30, 2008.  In addition, we made payments of less than $0.1 million (before taxes) in cash related to the restricted stock unit awards that vested as of July 9, 2008. During the first quarter of 2008, we made payments of $0.4 million (before taxes) in cash and issued 0.1 million shares of common stock related to the restricted stock unit awards that vested as of December 26, 2007.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	September 24, 2008	December 26, 2007
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$2,042	$1,170
Other noncurrent liabilities	$924	$2,828

Equity classified restricted stock units:
Additional paid-in capital	$4,179	$3,925

As of September 24, 2008, we had approximately $4.7 million of unrecognized compensation cost (approximately $0.7 million for liability classified units and approximately $4.0 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.7 years.

Board Deferred Stock Units

During the three quarters ended September 24, 2008, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted-average grant date fair value of $3.27 per unit to non-employee members of our Board of Directors. These awards are restricted in that they may not be converted to shares until the recipient has ceased serving as a member of the Board of Directors for Denny's Corporation at which time the awards automatically convert to shares. During the second quarter of 2008, one board member did not stand for reelection. As a result, the board member's deferred stock units were converted into shares of common stock.

Note 10.   Accumulated Other Comprehensive Income (Loss)

Total comprehensive income was $18.7 million and $19.2 million for the three quarters ended September 24, 2008 and September 26, 2007, respectively.

The components of Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Statement of Shareholder’s Deficit are as follows:

	September 24, 2008	December 26, 2007
	(In thousands)
Additional minimum pension liability	$(10,791)	$(10,791)
Unrealized gain on hedged transaction	(1,501)	(2,353)
Accumulated other comprehensive income (loss)	$(12,292)	$(13,144)

Note 11.   Income Taxes

The provision for income taxes was $0.7 million and $1.4 million for the quarter and three quarters ended September 24, 2008, respectively, compared with $0.4 million and $2.8 million for the quarter and three quarters ended September 26, 2007, respectively. The provision for income taxes for the first three quarters of 2008 and 2007 was determined using our effective rate estimated for the entire fiscal year. The quarter and three quarters ended September 24, 2008 also included the recognition of $0.6 million of current tax benefits. This item resulted from the enactment of certain federal laws that benefited us during the third quarter of 2008. The three quarters ended September 26, 2007 also included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. Accordingly, federal and state deferred tax expense was recorded in connection with fresh start reporting on January 7, 1998 with a corresponding adjustment to goodwill.  The amounts recognized were an increase of approximately $0.1 million and a decrease of approximately $0.0 million for the quarter and three quarters ended September 24, 2008, respectively, and decreases of $0.4 million and $2.9 million for the quarter and three quarters ended September 26, 2007, respectively.

The reduction in our effective tax rate for the three quarters ended September 24, 2008 was due primarily to the utilization of federal net operating loss carryforwards from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Note 12.   Net Income Per Share

	Quarter Ended		Three Quarters Ended
	September 24, 2008	September 26, 2007	September 24, 2008	September 26, 2007
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$10,562	$4,950	$17,837	$16,620

Denominator:
Denominator for basic net income per share – weighted average shares	95,333	93,915	95,059	93,674
Effect of dilutive securities:
Options	2,056	3,737	2,517	4,073
Restricted stock units and awards	943	953	1,615	1,023
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	98,332	98,605	99,191	98,770

Basic net income per share	$0.11	$0.05	$0.19	$0.18
Diluted net income per share	$0.11	$0.05	$0.18	$0.17

Stock options excluded (1)	3,670	2,109	3,409	1,861

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 13.   Supplemental Cash Flow Information

	Three Quarters Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Income taxes paid, net	$1,001	$1,381
Interest paid	$21,594	$23,840

Noncash investing activities:
Notes received in connection with disposition of property	$2,670	$—
Execution of direct financing leases	$3,007	$132
Net proceeds receivable from disposition of property	$—	$972
Noncash financing activities:
Net proceeds receivable from stock option exercises	$—	$260
Issuance of common stock, pursuant to share-based compensation plans	$1,268	$1,125
Execution of capital leases	$4,516	$1,430

Note 14.     Related Party Transactions

During the quarter and three quarters ended September 24, 2008, we sold company-owned restaurants to franchisees that are former employees. We received cash proceeds of $1.0 million and $2.9 million from the sale of restaurant operations to these related parties during the two periods, respectively.

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

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations." We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date. We do not currently believe that adopting FSP FAS 142-3 will have a material impact on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We are required to adopt SFAS 161 in the first quarter of 2009.  We do not currently believe that adopting SFAS 161 will have a material impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008.  We are required to adopt SFAS 160 in the first quarter of 2009. We do not currently believe that adopting SFAS 160 will have a material impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. SFAS 141R applies to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. SFAS 141R will also require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as currently reflected as a reduction to the goodwill established in connection with the fresh start reporting. We are required to adopt SFAS 141R in the first quarter of 2009. The impact of SFAS 141R on our Condensed Consolidated Financial Statements will be dependent upon the extent to which we have transactions or events occur that are within its scope.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to highlight significant changes in our financial position as of September 24, 2008 and results of operations for the quarter and three quarters ended September 24, 2008 compared to the quarter and three quarters ended September 26, 2007. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below or in Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 26, 2007.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 24, 2008		September 26, 2007		September 24, 2008		September 26, 2007
	(Dollars in thousands)
Revenue:
Company restaurant sales	$160,608	84.9%	$216,792	89.8%	$493,434	85.7%	$650,909	90.5%
Franchise and license revenue	28,667	15.1%	24,617	10.2%	82,109	14.3%	68,193	9.5%
Total operating revenue	189,275	100.0%	241,409	100.0%	575,543	100.0%	719,102	100.0%

Costs of company restaurant sales (a):
Product costs	38,811	24.2%	55,520	25.6%	119,790	24.3%	166,969	25.7%
Payroll and benefits	65,582	40.8%	88,341	40.7%	208,331	42.2%	273,141	42.0%
Occupancy	9,475	5.9%	13,193	6.1%	30,003	6.1%	39,345	6.0%
Other operating expenses	25,384	15.8%	33,842	15.6%	75,322	15.3%	95,937	14.7%
Total costs of company restaurant sales	139,252	86.7%	190,896	88.1%	433,446	87.8%	575,392	88.4%

Costs of franchise and license revenue (a)	8,757	30.5%	6,858	27.9%	25,448	31.0%	20,266	29.7%

General and administrative expenses	14,894	7.9%	15,974	6.6%	46,046	8.0%	49,067	6.8%
Depreciation and amortization	9,977	5.3%	12,117	5.0%	30,110	5.2%	37,475	5.2%
Operating gains, losses and other charges	(4,294)	(2.3%)	(316)	(0.1%)	(9,980)	(1.7%)	(14,890)	(2.1%)
Total operating costs and expenses	168,586	89.1%	225,529	93.4%	525,070	91.2%	667,310	92.8%
Operating income	20,689	10.9%	15,880	6.6%	50,473	8.8%	51,792	7.2%
Other expenses:
Interest expense, net	8,761	4.6%	10,489	4.3%	26,845	4.7%	32,783	4.6%
Other nonoperating expense (income), net	677	0.4%	34	0.0%	4,436	0.8%	(391)	(0.1%)
Total other expenses, net	9,438	5.0%	10,523	4.4%	31,281	5.4%	32,392	4.5%
Net income before income taxes	11,251	5.9%	5,357	2.2%	19,192	3.3%	19,400	2.7%
Provision for income taxes	689	0.4%	407	0.2%	1,355	0.2%	2,780	0.4%
Net income	$10,562	5.6%	$4,950	2.1%	$17,837	3.1%	$16,620	2.3%

Other Data:
Company-owned average unit sales	$459		$446		$1,335		$1,289
Franchise average unit sales	377		402		1,112		1,149
Company-owned equivalent units (b)	348		485		369		505
Franchise equivalent units (b)	1,195		1,054		1,177		1,036
Same-store sales increase (decrease) (company- owned) (c)(d)	(2.7)%		1.3%		(0.9)%		0.7%
Guest check average increase (d)	6.7%		6.0%		6.3%		4.1%
Guest count decrease (d)	(8.8)%		(4.5)%		(6.7)%		(3.2)%
Same-store sales increase (decrease) (franchised and licensed units) (c) (d)	(6.1)%		3.2%		(3.6)%		2.2%
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

(d)	Prior year amounts have not been adjusted for 2008 comparable units.

 Quarter Ended September 24, 2008 Compared with Quarter Ended September 26, 2007

	Quarter Ended
	September 24, 2008	September 26, 2007
Company-owned restaurants, beginning of period	354	488
Units opened	—	2
Units acquired from franchisees	—	—
Units sold to franchisees	(21)	(22)
Units closed	(1)	—
End of period	332	468

Franchised and licensed restaurants, beginning of period	1,191	1,051
Units opened	8	2
Units acquired by Company	—	—
Units purchased from Company	21	22
Units closed	(14)	(4)
End of period	1,206	1,071
Total company-owned, franchised and licensed restaurants, end of period	1,538	1,539

 Company Restaurant Operations

During the quarter ended September 24, 2008, we incurred a 2.7% decrease in same-store sales, comprised of a 6.7% increase in guest check average and a 8.8% decrease in guest counts. Company restaurant sales decreased $56.2 million, or 25.9%, primarily resulting from a 137 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees as part of our Franchise Growth Initiative.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.7% from 88.1%. Product costs decreased to 24.2% from 25.6% due to favorable shifts in menu mix. Payroll and benefits costs increased to 40.8% from 40.7% primarily as a result of increased workers compensation and group insurance costs, offset by a decrease in management labor and restaurant staffing related to improved scheduling. Occupancy costs decreased slightly to 5.9% from 6.1% due to a benefit in general liability expense during the current quarter. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	September 24, 2008		September 26, 2007
	(Dollars in thousands)
Utilities	$9,139	5.7%	$10,960	5.1%
Repairs and maintenance	3,693	2.3%	5,414	2.5%
Marketing	5,682	3.5%	7,355	3.4%
Legal	698	0.4%	1,565	0.7%
Other direct costs	6,172	3.8%	8,548	3.9%
Other operating expenses	$25,384	15.8%	$33,842	15.6%

The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	September 24, 2008		September 26, 2007
	(Dollars in thousands)
Royalties	$17,791	62.1%	$16,779	68.2%
Initial and other fees	1,376	4.8%	1,180	4.8%
Occupancy revenue	9,500	33.1%	6,658	27.0%
Franchise and license revenue	28,667	100.0%	24,617	100.0%

Occupancy costs	7,354	25.6%	5,098	20.7%
Other direct costs	1,403	4.9%	1,760	7.2%
Costs of franchise and license revenue	$8,757	30.5%	$6,858	27.9%

Royalties increased by $1.0 million, or 6.0%, primarily resulting from a 141 equivalent-unit increase in franchised and licensed units, as compared to the prior year quarter, offset by the effects of a 6.1% decrease in same-store sales. The increase in equivalent-units resulted from the sale of company-owned restaurants to franchisees. The increase in occupancy revenue of $2.8 million, or 42.7%, is also primarily the result of the sale of restaurants to franchisees.

Costs of franchise and license revenue increased by $1.9 million, or 27.7%. The increase in occupancy costs of $2.3 million, or 44.3%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs decreased by $0.4 million, or 20.3%, primarily as a result of the reorganization of the field management structure that occurred in the third quarter of 2007. As a percentage of franchise and license revenue, costs of franchise and license revenue increased to 30.5% for the quarter ended September 24, 2008 from 27.9% for the quarter ended September 26, 2007.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Share-based compensation	$849	$681
General and administrative expenses	14,045	15,293
Total general and administrative expenses	$14,894	$15,974

The $1.2 million decrease in general and administrative expenses is due primarily to the reorganization to support our ongoing transition to a franchise-focused business model.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Depreciation of property and equipment	$7,706	$9,423
Amortization of capital lease assets	871	1,181
Amortization of intangible assets	1,400	1,513
Total depreciation and amortization expense	$9,977	$12,117

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2007 and 2008.

Operating gains, losses and other charges, net are comprised of the following:

	Quarter Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Gains on sales of assets and other, net	$(5,290)	$(4,197)
Restructuring charges and exit costs	752	3,701
Impairment charges	244	180
Operating gains, losses and other charges, net	$(4,294)	$(316)

During the quarter ended September 24, 2008, we recognized $3.5 million of gains on the sale of 21 restaurant operations to six franchisees for net proceeds of $8.3 million compared to $2.4 million of gains on the sale of 22 restaurant operations to eight franchisees for net proceeds of $8.7 million during the prior year quarter. The remaining gains for the two periods resulted from the sale of real estate related to closed restaurants and restaurants operated by franchisees and the recognition of deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Exit costs	$821	$276
Severance and other restructuring charges	(69)	3,425
Total restructuring and exit costs	$752	$3,701

The $3.7 million in severance and other restructuring charges recognized during the quarter ended September 26, 2007 primarily related to the reorganization of the field management structure.

Operating income was $20.7 million for the quarter ended September 24, 2008 compared with $15.9 million for the quarter ended September 26, 2007.

Interest expense, net is comprised of the following:

	Quarter Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	2,178	3,871
Interest on capital lease liabilities	989	960
Letters of credit and other fees	498	571
Interest income	(232)	(401)
Total cash interest	7,796	9,364
Amortization of deferred financing costs	273	301
Interest accretion on other liabilities	692	824
Total interest expense, net	$8,761	$10,489

The decrease in interest expense resulted primarily from the repayment of $15.9 million and $100.3 million on the credit facilities during 2008 and 2007, respectively.

The provision for income taxes was $0.7 million and $0.4 million for the quarter ended September 24, 2008 and September 26, 2007, respectively. The provision for income taxes for the quarters of 2008 and 2007 was determined using our effective rate estimated for the entire fiscal year. The quarter ended September 24, 2008 also included the recognition of $0.6 million of current tax benefits. This item resulted from the enactment of certain federal laws that benefited us during the third quarter of 2008. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. Accordingly, for the quarter ended September 24, 2008 and September 26, 2007, we recognized an increase of approximately $0.1 million and a decrease of $0.4 million, respectively, of federal and state deferred tax expense with a corresponding adjustment to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998. The reduction in our effective tax rate for the quarter ended September 24, 2008, as compared to the quarter ended September 26, 2007, was due primarily to the utilization of federal net operating loss carryforwards during 2007 from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Net income was $10.6 million for the quarter ended September 24, 2008 compared with $5.0 million for the quarter ended September 26, 2007 due to the factors noted above.

Three Quarters Ended September 24, 2008 Compared with Three Quarters Ended September 26, 2007

	Three Quarters Ended
	September 24, 2008	September 26, 2007
Company-owned restaurants, beginning of period	394	521
Units opened	3	3
Units acquired from franchisees	—	1
Units sold to franchisees	(62)	(56)
Units closed	(3)	(1)
End of period	332	468

Franchised and licensed restaurants, beginning of period	1,152	1,024
Units opened	19	7
Units acquired by Company	—	(1)
Units purchased from Company	62	56
Units closed	(27)	(15)
End of period	1,206	1,071
Total company-owned, franchised and licensed restaurants, end of period	1,538	1,539

Company Restaurant Operations

During the three quarters ended September 24, 2008, we incurred a 0.9% decrease in same-store sales, comprised of a 6.3% increase in guest check average and a 6.7% decrease in guest counts. Company restaurant sales decreased $157.5 million, or 24.2%, primarily resulting from a 136 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees as part of our Franchise Growth Initiative.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 87.8% from 88.4%. Product costs decreased to 24.3% from 25.7% due to favorable shifts in menu mix. Payroll and benefits increased to 42.2% from 42.0% primarily as a result of increased workers compensation, group insurance and management staffing costs, offset by a decrease in restaurant staffing related to improved scheduling. Occupancy costs increased to 6.1% from 6.0%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Three Quarters Ended
	September 24, 2008		September 26, 2007
	(Dollars in thousands)
Utilities	$25,484	5.2%	$31,755	4.9%
Repairs and maintenance	10,959	2.2%	14,179	2.2%
Marketing	16,911	3.4%	21,823	3.3%
Legal	1,570	0.3%	3,095	0.5%
Other direct costs	20,398	4.1%	25,085	3.8%
Other operating expenses	$75,322	15.3%	$95,937	14.7%

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

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Three Quarters Ended
	September 24, 2008		September 26, 2007
	(Dollars in thousands)
Royalties	$51,782	63.1%	$47,098	69.1%
Initial fees	3,639	4.4%	2,956	4.3%
Occupancy revenue	26,688	32.5%	18,139	26.6%
Franchise and license revenue	82,109	100.0%	68,193	100.0%

Occupancy costs	20,761	25.3%	14,632	21.4%
Other direct costs	4,687	5.7%	5,634	8.3%
Costs of franchise and license revenue	$25,448	31.0%	$20,266	29.7%

Royalties increased by $4.7 million, or 9.9%, primarily resulting from a 141 equivalent-unit increase in franchised and licensed units, as compared to the prior year period, offset by the effects of a 3.6% decrease in same-store sales. The increase in equivalent-units resulted from the sale of company-owned restaurants to franchisees. The increase in occupancy revenue of $8.5 million, or 47.1%, is also primarily the result of the sale of company-owned restaurants to franchisees.

Costs of franchise and license revenue increased by $5.2 million, or 25.6%. The increase in occupancy costs of $6.1 million, or 41.9%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs benefited by $0.9 million, or 16.8%, primarily as a result of the reorganization of the field management structure that occurred in the third quarter of 2007. As a percentage of franchise and license revenue, costs of franchise and license revenue increased to 31.0% for the three quarters ended September 24, 2008, as compared to 29.7% for the three quarters ended September 26, 2007.

Other Operating Costs and Expenses

General and administrative expenses are comprised of the following:

	Three Quarters Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Share-based compensation	$2,511	$3,000
General and administrative expenses	43,535	46,067
Total general and administrative expenses	$46,046	$49,067

The decrease in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of September 24, 2008. The $2.5 million decrease in general and administrative expenses is due primarily to the reorganization to support our ongoing transition to a franchise-focused business model.

Depreciation and amortization is comprised of the following:

	Three Quarters Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Depreciation of property and equipment	$23,247	$28,860
Amortization of capital lease assets	2,542	3,605
Amortization of intangible assets	4,321	5,010
Total depreciation and amortization expense	$30,110	$37,475

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2007 and 2008.

Operating gains, losses and other charges, net are comprised of the following:

	Three Quarters Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Gains on sales of assets and other, net	$(18,214)	$(20,841)
Restructuring charges and exit costs	7,506	5,531
Impairment charges	728	420
Operating gains, losses and other charges, net	$(9,980)	$(14,890)

During the three quarters ended September 24, 2008, we recognized $15.4 million of gains on the sale of 62 restaurant operations to 17 franchisees for net proceeds of $30.2 million compared to $15.3 million of gains on the sale of 56 restaurant operations to 12 franchisees for net proceeds of $30.6 million during the prior year period. The remaining gains for the two periods resulted from the sale of real estate related to closed restaurants and restaurants operated by franchisees and the recognition of deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Three Quarters Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Exit costs	$2,476	$1,011
Severance and other restructuring charges	5,030	4,520
Total restructuring and exit costs	$7,506	$5,531

During the three quarters ended September 24, 2008, we recognized $5.0 million in severance and other restructuring charges related to a reorganization to support our ongoing transition to a franchise-focused business model. The reorganization led to the elimination of approximately 50 positions.

Operating income was $50.5 million for the three quarters ended September 24, 2008 compared with $51.8 million for the three quarters ended September 26, 2007.

Interest expense, net is comprised of the following:

	Three Quarters Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Interest on senior notes	$13,089	$13,089
Interest on credit facilities	7,197	12,724
Interest on capital lease liabilities	2,847	2,959
Letters of credit and other fees	1,495	1,755
Interest income	(732)	(1,073)
Total cash interest	23,896	29,454
Amortization of deferred financing costs	827	886
Interest accretion on other liabilities	2,122	2,443
Total interest expense, net	$26,845	$32,783

The decrease in interest expense resulted primarily from the repayment of $15.9 million and $100.3 million on the credit facilities during 2008 and 2007, respectively.

Other nonoperating expenses, net were $4.4 million for the three quarters ended September 24, 2008 compared with other nonoperating income of $0.4 million for the three quarters ended September 26, 2007. Approximately $3.1 million of the increase in other nonoperating expense resulted from the discontinuance of hedge accounting related to the interest rate swap. The $3.1 million increase is comprised of a $2.2 million change in the fair value of the swap and $0.9 million of amortization of losses included in accumulated other comprehensive income.

The provision for income taxes was $1.4 million and $2.8 million for the three quarters ended September 24, 2008 and September 26, 2007, respectively. The provision for income taxes for the three quarters of 2008 and 2007 was determined using our effective rate estimated for the entire fiscal year. The three quarters ended September 24, 2008 also included the recognition of $0.6 million of current tax benefits. This item resulted from the enactment of certain federal laws that benefited us during the third quarter of 2008. The three quarters ended September 26, 2007 also included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. Accordingly, for the three quarters ended September 24, 2008 and September 26, 2007, we recognized approximately $0.0 million and $2.9 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998. The reduction in our effective tax rate for the three quarters ended September 24, 2008, as compared to the three quarters ended September 26, 2007, was due primarily to the utilization of federal net operating loss carryforwards during 2007 from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Net income was $17.8 million for the three quarters ended September 24, 2008 compared with $16.6 million for the three quarters ended September 26, 2007 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our Credit Facility (as defined in Note 7) and, in recent years, cash proceeds from the sale of surplus properties and sales of restaurant operations to franchisees. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Net cash provided by operating activities	$7,954	$35,444
Net cash provided by investing activities	10,218	14,002
Net cash used in financing activities	(18,315)	(46,597)
Net increase (decrease) in cash and cash equivalents	$(143)	$2,849

The decrease in operating cash flows primarily resulted from the runoff of working capital deficit following the sale of restaurant operations to franchisees and the timing of certain operating expense payments. We believe that our estimated cash flows from operations for 2008, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $10.2 million for the three quarters ended September 24, 2008. These cash flows primarily represent net proceeds of $31.4 million on sales of restaurant operations to franchisees, real estate related to restaurants operated by franchisees and other assets. The proceeds were offset by capital expenditures of $25.7 million for the three quarters ended September 24, 2008, of which $4.5 million was financed through capital leases. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling and our strategic initiatives, as follows:

	Three Quarters Ended
	September 24, 2008	September 26, 2007
	(In thousands)
Facilities	$7,393	$9,417
New construction	4,567	5,533
Remodeling	6,434	3,288
Strategic initiatives	2,502	24
Other	277	545
Total capital expenditures	21,173	18,807
Acquisitions	—	2,208
Total capital expenditures and acquisitions	$21,173	$21,015

Cash flows used in financing activities were $18.3 million for the three quarters ended September 24, 2008, which included $14.8 million of prepayments and $4.4 million of scheduled debt payments made through a combination of asset sale proceeds, as noted above, and surplus cash.

Our credit facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $136.7 million term loan and an additional $37 million letter of credit facility. At September 24, 2008 we had outstanding letters of credit of $35.4 million (comprised of $35.2 million under our letter of credit facility and $0.2 million under our revolving facility). There were no revolving loans outstanding at September 24, 2008. These balances result in availability of $1.8 million under our letter of credit facility and $49.8 million under the revolving facility.

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

The credit facility is guaranteed by Denny's Corporation and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the credit facility is secured by first-priority mortgages on 118 company-owned real estate assets. The credit facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the credit facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the credit facility as of September 24, 2008.

As of September 24, 2008, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of the interest rate swap, the weighted-average interest rate under the term loan was 4.8% as of September 24, 2008.

Our working capital deficit was $58.3 million at September 24, 2008 compared with $73.6 million at December 26, 2007. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. The interest rate swap economically hedges our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, through March 26, 2008, we paid a fixed rate of 4.8925% on the $150 million notional amount and received payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. On March 26, 2008, we terminated $50 million of the notional amount of the interest rate swap. As of September 24, 2008, the swap effectively increases our ratio of fixed rate debt from approximately 56% of total debt to approximately 88% of total debt.

Based on the levels of borrowings under the credit facility at September 24, 2008, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.4 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at September 24, 2008. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $161.4 million, compared with a book value of $175.4 million at September 24, 2008. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our consolidated balance sheets at September 24, 2008 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012.

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

Item 4.   Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Executive Vice President, Growth Initiatives, Chief Administrative Officer and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following:

• Our business may be adversely affected by changes in consumer tastes, economic conditions, demographic trends, bad publicity, regional weather conditions and increased supply and labor costs

• Our growth strategy, including the Franchise Growth Initiative and Market Growth Incentive Plan, depends on our ability and that of our franchisees to open new restaurants. Delays or failures in opening new restaurants could materially and adversely affect our planned growth.

• A majority of Denny’s restaurants are owned and operated by independent franchisees, and as a result the financial performance of franchisees can negatively impact our business.

A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2007. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we do not consider to be significant based on information that is currently available.

Item 6.   Exhibits

a.   The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Form of Performance-Based Restricted Stock Unit Award Certificate.

10.2	2008 Performance Restricted Stock Unit Program Description.

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date: October 28, 2008	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Growth Initiatives, Chief Administrative Officer and Chief Financial Officer

Date: October 28, 2008	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller