Form 10-K
period 2008-12-31
DENNYS CORP
filed 2009-03-12
CIK 852772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,"  "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐    Smaller reporting company ☐
                                                                                                                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $264.9 million as of June 25, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $3.21 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

As of March 6, 2009, 96,076,172 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. Denny’s, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand. At December 31, 2008, the Denny’s brand consisted of 1,541 restaurants, 1,226 (80%) of which were franchised/licensed restaurants and 315 (20%) of which were company-owned and operated. Denny’s restaurants are operated in 49 states, the District of Columbia, two U.S. territories and five foreign countries with concentrations in California (26% of total restaurants), Florida (10%) and Texas (10%).

Our restaurants generally are open 24 hours a day, 7 days a week. We provide high quality menu offerings and generous portions at reasonable prices with friendly and efficient service in a pleasant atmosphere. Denny’s expansive menu offers traditional American-style food such as breakfast items, appetizers, sandwiches, dinner entrees and desserts. Denny's restaurants are best known for breakfast items, such as our Grand Slam®. Sales are broadly distributed across each of the dayparts (i.e., breakfast, lunch, dinner and late-night).

References to "Denny's," the "Company," "we," "us," and "our" in this Form 10-K are references to Denny's Corporation and its subsidiaries.

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

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. We seek to ensure that our company-owned restaurants meet our high standards through a network of Company Regional Directors of Operations, Company Business Leaders and restaurant level managers, all of whom spend the majority of their time in the restaurants. A network of Franchise Regional Directors of Operations and Franchise Business Leaders oversee our franchised restaurants to ensure compliance with brand standards, promote operational excellence, and provide general support to our franchisees.

A principal feature of Denny’s restaurant operations is the consistent focus on improving operations at the unit level. Unit managers are hands-on and versatile in their supervisory activities. Many of our restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

Denny’s maintains training programs for associates and restaurant managers including Denny's University. Denny's University is a training program conducted at our Corporate Support Center for our company and franchise managers and general managers. The mission of Denny's University is to teach managers the skills needed to become business leaders with an owner/operator mentality, operating successful Denny's restaurants.

Franchising and Development

The Denny’s system is approximately 80% franchised and 20% company-operated. We expect that the future growth of the brand will come primarily from the development of franchise restaurants. Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full service brands. The initial fee for a single twenty-year Denny’s franchise agreement is $40,000 and the royalty payment is 4% of gross sales. Additionally, our franchisees are required to contribute up to 4% of gross sales for advertising.

During 2008, we continued the Franchise Growth Initiative ("FGI") to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. As a result, we sold 79 restaurant operations and certain related real estate to 22 franchisees for net proceeds of $35.5 million.  As of December 31, 2008, the total number of company restaurants sold since the FGI program began in early 2007 is 209.

Fulfilling the unit growth expectations of this program, certain franchisees that purchased company restaurants during the year also signed development agreements to build additional new franchise restaurants. In addition to franchise development agreements signed under FGI, we have been negotiating development agreements outside of the FGI program under our Market Growth Incentive Plan ("MGIP"). Over the last 18 months we have signed development agreements for 154 new restaurants under the FGI and MGIP programs, 26 of which have opened, yielding a development pipeline of 128 new restaurants as of December 31, 2008. The units in the pipeline are expected to open over an average of approximately four years.

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 31, 2008:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	105	39.0%	105	8.6%
Two to five	113	42.0%	324	26.4%
Six to ten	30	11.2%	233	19.0%
Eleven to fifteen	4	1.5%	53	4.3%
Sixteen to thirty	11	4.1%	249	20.3%
Thirty-one and over	6	2.2%	262	21.4%
Total	269	100.0%	1,226	100.0%

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

Research and Innovation

We continue our emphasis on being a consumer driven organization with particular focus on our service, menu, marketing, and overall guest experience. In 2008, we integrated our Innovations department with traditional marketing to gain economies of scale, as well as synergy of creative development. While two separate VP's head up each area, they work seamlessly in the development of new menu and product development, service models, and overall branding and concept innovation.

Additionally, both of these areas rely on consumer insights obtained through secondary and primary qualitative and quantitative studies. These insights form the strategic foundation for menu architecture, pricing, promotion and advertising. The added-value of these insights and strategic understandings also assist our Restaurant Operations and Information Technology personnel in the evaluation and development of new restaurant processes and upgraded restaurant equipment that may improve our speed of service, food quality and order accuracy.

Through this consumer focused effort, we are successfully innovating our brand and concept, striving for continued relevance and brand differentiation. This allows us to protect margins, gain market share and efficiently maximize the research investment.

Marketing and Advertising

Our marketing department manages contributions from both company-owned and franchised units and provides integrated marketing and advertising to promote our brand. The department includes brand and communications strategy, media advertising, menu management, menu pricing strategy, product development, consumer insights, public relations, field marketing and promotions.

Our marketing campaigns, including broadcast advertising, focus on differentiating Denny’s real breakfast – real ingredients, made to order, by real people, any time of the day – from our competitors. Our advertising is conducted through national network and cable television, radio, online media, outdoor and print.

Denny's reaches out to all consumers through integrated marketing programs, including community outreach. These programs are designed to enhance our brand image, support our brand message and, in some cases, augment our diversity efforts.

Product Sources and Availability

Our purchasing department administers programs for the procurement of food and non-food products. Our franchisees also purchase food and non-food products directly from the vendors under these programs. Our centralized purchasing program is designed to ensure uniform product quality as well as to minimize food, beverage and supply costs. Our size provides significant purchasing power which often enables us to obtain products at favorable prices from nationally recognized manufacturers.

While nearly all products are contracted for by our purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company, or MBM, under a long-term distribution contract. MBM distributes restaurant products and supplies to the Denny’s system from nearly 250 vendors, representing approximately 88% of our restaurant product and supply purchases. We believe that satisfactory sources of supply are generally available for all the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

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

Trademarks and Service Marks

Through our wholly owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including "Denny's" and "Grand Slam Breakfast".  We consider our trademarks and service marks important to the identification of our restaurants and believe they are of material importance to the conduct of our business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years. International trademark and service mark registrations have various durations from 5 to 20 years. We generally intend to renew trademarks and service marks which come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations. In addition, we have registered various domain names on the internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property.

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, the political environment (including acts of war and terrorism), changes in customer travel patterns, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants, unfavorable trends affecting restaurant operations, such as rising wage rates, healthcare costs and utilities expenses, and unfavorable weather. See "Risk Factors" for additional information.

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

We are also subject to federal and state laws, including the Fair Labor Standards Act, governing matters such as minimum wage, tip reporting, overtime, exempt status classification and other working conditions. At December 31, 2008, a substantial number of our employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces the minimum wage paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we will be successful in these efforts in the future.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s:

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History
Mark E. Chmiel	54
Executive Vice President, Chief Marketing and Innovation Officer of Denny’s (April, 2008–present); Senior Vice President, Brand and Concept Innovation of Denny's (April, 2007-April, 2008); Chief Marketing Strategist of Fresh Enterprises, Inc. and the Baja Fresh Division of Wendy’s International, Inc. (a restaurant company) (2005-2007); Chief Marketing Officer of Prandium, Inc. (a restaurant company) (2003-2005); Director, Marketing and Senior Consultant of Catalyst, LLC (a corporate consulting company) (2001-2005).

Janis S. Emplit	53
Executive Vice President and Chief Operating Officer of Denny’s (April, 2008–present); Senior Vice President, Sales and Company Operations of Denny's (October, 2006-April, 2008); Senior Vice President for Strategic Services of Denny’s (2003-October, 2006); Senior Vice President and Chief Information Officer of Denny’s (1999-January 2006).

Nelson J. Marchioli	59	Chief Executive Officer and President of Denny’s (2001-present).

F. Mark Wolfinger	53
Executive Vice President and Chief Administrative Officer of Denny’s (April, 2008-present); Executive Vice President, Growth Initiatives of Denny's (October, 2006-April, 2008); Chief Financial Officer of Denny’s (2005-present); Senior Vice President of Denny's (2005-October, 2006); Executive Vice President and Chief Financial Officer of Danka Business Systems (a document imaging company) (1998-2005).

Employees

At December 31, 2008, we had approximately 15,000 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider our relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one general manager, two or three restaurant managers and approximately 50 hourly employees. All managers of company-owned restaurants receive a salary and may receive a performance bonus based on financial measures. In addition, we employ Regional Vice Presidents, Company and Franchise Regional Directors of Operations and Company and Franchise Business Leaders. The Directors of Operations and Business Leaders’ duties include regular restaurant visits and inspections, which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy.

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

Item 1A.     Risk Factors

We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause actual results to differ materially from our historical results and from those anticipated in forward-looking statements contained in this Form 10-K, in our other filings with the SEC, in our news releases and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.

Risks Related to Our Business

Our financial condition depends on our ability and the ability of our franchisees to operate restaurants profitably, to generate positive cash flows and to generate acceptable returns on invested capital.  The returns and profitability of our restaurants may be negatively impacted by a number of factors, including those described below.

Food service businesses are often adversely affected by changes in:

•	consumer tastes;
•	consumer spending habits;
•	global, national, regional and local economic conditions; and
•	demographic trends.

The performance of our individual restaurants may be adversely affected by factors such as:

•	traffic patterns;
•	demographic considerations; and
•	the type, number and location of competing restaurants.

Multi-unit food service chains such as ours can also be adversely affected by publicity resulting from:

•	poor food quality;
•	food-related illness;
•	injury; and
•	other health concerns or operating issues.

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, the food service industry in general, and our results of operations and financial condition in particular, may also be adversely affected by unfavorable trends or developments such as:

•	inflation;
•	increased food costs;
•	increased energy costs;
•	labor and employee benefits costs (including increases in minimum hourly wage and employment tax rates and health care and workers' compensation cost);
•	regional weather conditions; and
•	the availability of experienced management and hourly employees.

A decline in general economic conditions could adversely affect our financial results.

Consumer spending habits, including discretionary spending on dining out at restaurants such as ours, are affected by many factors, including:

•	prevailing economic conditions, such as the housing and credit markets;
•	energy costs, especially gasoline prices;
•	levels of employment;
•	salaries and wage rates;
•	consumer confidence; and
•	consumer perception of economic conditions.

Continued weakness or uncertainty of the United States economy as a result of reactions to consumer credit availability, increasing energy prices, inflation, increasing interest rates, unemployment, war, terrorist activity or other unforeseen events could adversely affect consumer spending habits, which may result in lower restaurant sales.

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

Our growth strategy, including the Franchise Growth Initiative and Market Growth Incentive Plan, depends on our ability and that of our franchisees to open new restaurants.  Delays or failures in opening new restaurants could adversely affect our planned growth.

The development of new restaurants may be adversely affected by risks such as:

•	costs and availability of capital for the Company and/or franchisee;
•	competition for restaurant sites;
•	negotiation of favorable purchase or lease terms for restaurant sites;
•	inability to obtain all required governmental approvals and permits;
•	developed restaurants not achieving the expected revenue or cash flow; and
•	general economic conditions.

A majority of Denny's restaurants are owned and operated by independent franchisees, and as a result the financial performance of franchisees can negatively impact our business.

We receive royalties and contributions to advertising and, in some cases, lease payments from our franchisees. Our financial results are somewhat contingent upon the operational and financial success of our franchisees, including implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen and our collection rates may decline. Additionally, refusal on the part of franchisees to continue their franchise agreements upon expiration may result in decreased royalties and lease income.

For 2008, our ten largest franchisees accounted for approximately 32% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 259 franchisees. Although the loss of revenues from the closure of any one franchise restaurant may not be material, such revenues generate margins that may exceed those generated by other restaurants or offset fixed costs which we continue to incur.

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

Many factors, including those over which we have no control, affect the trading price of our stock.

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business, could have an impact of the trading price of our stock. In addition to investor expectations about our prospects, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders and non-operating initiatives such as a share repurchase program. Any failure to meet market expectations whether for sales growth rates, refranchising goals, earnings per share or other metrics could cause our share price to decline.

Numerous government regulations impact our business, and our failure to comply with them could adversely affect our business.

We and our franchisees are subject to federal, state and local laws and regulations governing, among other things:

•	health;
•	sanitation;
•	environmental matters;
•	safety;
•	the sale of alcoholic beverages; and
•	hiring and employment practices, including minimum wage laws and fair labor standards.

Our restaurant operations are also subject to federal and state laws that prohibit discrimination and laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. The operation of our franchisee system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. If we or our franchisees fail to comply with these laws and regulations, we or our franchisees could be subjected to restaurant closure, fines, penalties, and litigation, which may be costly and could adversely affect our results of operations and financial condition. In addition, the future enactment of additional legislation regulating the franchise relationship could adversely affect our operations, particularly our relationship with franchisees.

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

Our future success significantly depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and key team members, particularly regional and area managers and restaurant general managers. Competition for these employees is intense. The loss of the services of members of our senior management or key team members or the inability to attract additional qualified personnel as needed could harm our business.

If our internal controls are ineffective, we may not be able to accurately report our financial results or prevent fraud.

We maintain a documented system of internal controls which is reviewed and tested by the Company’s full time Internal Audit Department. The Internal Audit Department reports to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business, however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing errors or fraud. Any failures in the effectiveness of our internal controls could have an adverse effect on our operating results or cause us to fail to meet reporting obligations.

As holding companies, Denny’s Corporation and Denny’s Holdings depend on upstream payments from their operating subsidiaries. Our ability to repay our indebtedness depends on the performance of those subsidiaries and their ability to make distributions to us.

A substantial portion of our assets are owned, and a substantial percentage of our total operating revenues are earned, by our subsidiaries. Accordingly, Denny’s Corporation and Denny’s Holdings depend upon dividends, loans and other intercompany transfers from these subsidiaries to meet their debt service and other obligations. These transfers are subject to contractual restrictions.

The subsidiaries are separate and distinct legal entities and they have no obligation, contingent or otherwise, to make any funds available to meet our debt service and other obligations, whether by dividend, distribution, loan or other payments. If the subsidiaries do not pay dividends or other distributions, Denny’s Corporation and Denny’s Holdings may not have sufficient cash to fulfill their obligations.

Risks Related to our Indebtedness

Our indebtedness could have an adverse effect on our financial condition and operations.

We have a significant amount of indebtedness. As of December 31, 2008, we had total indebtedness of approximately $327.6 million.

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

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from making strategic acquisitions or pursuing business opportunities;
•	place us at a competitive disadvantage compared to our competitors that may have less indebtedness; and
•	limit our ability to borrow additional funds.

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

At December 31, 2008, we had an outstanding term loan of $126.7 million and outstanding letters of credit of $35.2 million under our letter of credit facility. There were no outstanding letters of credit under our revolver facility and no revolving loans outstanding at December 31, 2008. These balances result in availability of $1.8 million under our letter of credit facility and $50.0 million under the revolving facility. As of February 25, 2009, we had availability of $1.6 million under our letter of credit facility and $50.0 million under the revolving facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at February 25, 2009. In addition, we have Denny's Holdings Inc. 10% Senior Notes due in 2012 (the "10% Notes") with an aggregate principal amount of $175 million.

We continue to monitor our cash flow and liquidity needs. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover those needs, we may seek additional sources of funds including additional financing sources and continued selected asset sales, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months. There are no material debt maturities until December 2011.

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

Our ability to make scheduled payments on our indebtedness will depend upon our subsidiaries’ operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations. We cannot be sure that our subsidiaries will generate sufficient cash flow from operations to enable us to service or reduce our indebtedness or to fund our other liquidity needs. Our subsidiaries’ ability to maintain or increase operating cash flow will depend upon:

•	consumer tastes and spending habits;
•	the success of our marketing initiatives and other efforts by us to increase guest traffic in our restaurants; and
•	prevailing economic conditions and other matters discussed throughout "Risk Factors" in this Form 10-K, many of which are beyond our control.

If we are unable to meet our debt service obligations or fund other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before maturity or seek additional equity capital. We cannot be sure that we will be able to pay or refinance our indebtedness or obtain additional equity capital on commercially reasonable terms, or at all, especially in a difficult economic environment.

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

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. In addition, our credit agreement requires us to maintain certain financial ratios. Our ability to comply with these covenants may be affected by events beyond our control (such as uncertainties related to the current economy), and we cannot be sure that we will be able to comply with these covenants. Upon the occurrence of an event of default under any of our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our outstanding indebtedness.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average 4,500 square feet, allowing them to accommodate an average of 140 guests. The number and location of our restaurants as of December 31, 2008 and December 26, 2007 are presented below:

	2008		2007
State/Country	Company Owned	Franchised/Licensed	Company Owned	Franchised/Licensed
Alabama	2	1	3	—
Alaska	—	3	—	4
Arizona	18	57	18	56
Arkansas	—	9	—	9
California	102	304	131	272
Colorado	7	19	7	19
Connecticut	—	8	—	8
District of Columbia	—	1	—	1
Delaware	2	—	2	—
Florida	22	137	25	132
Georgia	—	13	—	12
Hawaii	4	3	4	3
Idaho	—	7	—	7
Illinois	20	32	28	23
Indiana	1	31	3	30
Iowa	—	1	—	1
Kansas	—	8	—	8
Kentucky	6	6	6	6
Louisiana	1	1	2	1
Maine	—	6	—	6
Maryland	3	20	6	17
Massachusetts	—	6	—	6
Michigan	10	12	10	12
Minnesota	—	15	3	13
Mississippi	—	1	1	—
Missouri	4	28	5	30
Montana	—	4	—	4
Nebraska	—	1	—	1
Nevada	8	20	8	21
New Hampshire	—	3	—	3
New Jersey	3	8	6	5
New Mexico	—	23	—	22
New York	33	9	33	11
North Carolina	—	18	4	13
North Dakota	—	4	—	3
Ohio	9	23	14	20
Oklahoma	—	12	—	21
Oregon	—	23	—	23
Pennsylvania	30	6	30	7
Rhode Island	—	2	—	2
South Carolina	—	13	—	12
South Dakota	—	2	—	2
Tennessee	3	1	2	1
Texas	21	137	27	130
Utah	—	21	—	20
Vermont	—	2	—	2
Virginia	6	18	7	16
Washington	—	51	—	52
West Virginia	—	2	—	2
Wisconsin	—	17	9	8
Guam	—	2	—	2
Puerto Rico	—	10	—	10
Canada	—	50	—	49
Other International	—	15	—	14
Total	315	1,226	394	1,152

Of the total 1,541 company-owned and franchised units, our interest in restaurant properties consists of the following:

	Company-Owned Units	Franchised Units	Total
Own land and building	80	39	119
Lease land and own building	18	—	18
Lease both land and building	217	353	570
	315	392	707

In addition to the restaurants, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 16 floors of the building, with a portion of the building leased to others.

See Note 11 to our Consolidated Financial Statements for information concerning encumbrances on substantially all of our properties.

Item 3.     Legal Proceedings

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded liabilities reflecting our best estimate of loss, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market. As of February 25, 2009, 96,076,172 shares of common stock were outstanding, and there were approximately 11,269 record and beneficial holders of common stock. We have never paid dividends on our common equity securities. Furthermore, restrictions contained in the instruments governing our outstanding indebtedness prohibit us from paying dividends on our common stock in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 to our Consolidated Financial Statements.

The following tables list the high and low sales prices of the common stock for each quarter of fiscal years 2008 and 2007, according to NASDAQ. Our common stock began trading on the NASDAQ Capital Market on May 10, 2005.

	High	Low
2008
First quarter	$4.22	$2.50
Second quarter	4.10	2.90
Third quarter	3.20	1.98
Fourth quarter	2.83	1.18

2007
First quarter	$5.60	$4.19
Second quarter	5.00	4.20
Third quarter	4.66	3.56
Fourth quarter	4.99	3.73

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholders’ return on the Common Stock for the five fiscal years ended December 31, 2008 (December 31, 2003 to December 31, 2008) against the cumulative total return of the Russell 2000® Index and a peer group.  The graph and table assume that $100 was invested on December 31, 2003 (the last day of fiscal year 2003) in each of the Company’s Common Stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG DENNY’S CORPORATION, RUSSELL 2000® INDEX AND PEER GROUP

ASSUMES $100 INVESTED ON DECEMBER 31, 2003
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2008

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 31, 2003	$100.00	$100.00	$100.00
December 29, 2004	$118.32	$118.90	$1,097.67
December 28, 2005	$123.72	$135.77	$982.99
December 27, 2006	$146.42	$154.37	$1,148.95
December 26, 2007	$144.16	$119.22	$914.69
December 31, 2008	$95.44	$92.39	$485.41

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of January 31, 2009, the average market capitalization of companies within the index was approximately $0.8 billion with the median market capitalization being approximately $0.3 billion.

(2)
The peer group consists of 20 public companies that operate in the restaurant industry.  The peer group includes the following companies: Burger King Holdings, Inc. (BKC), Bob Evans Farms, Inc. (BOBE), Buffalo Wild Wings, Inc. (BWLD), CBRL Group Inc. (CBRL), O’Charleys Inc. (CHUX), CKE Restaurants, Inc. (CKR), California Pizza Kitchen, Inc. (CPKI), Domino’s Pizza Inc. (DPZ), Darden Restaurants, Inc. (DRI), Brinker International, Inc. (EAT), DineEquity, Inc. (formerly IHOP Corporation) (DIN), Jack In The Box Inc. (JACK), Panera Bread Company (PNRA), Papa John’s International, Inc. (PZZA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruby Tuesday, Inc. (RT), Steak 'n Shake Company (SNS), Sonic Corp. (SONC), Texas Roadhouse, Inc. (TXRH) and Wendy’s/Arby’s Group, Inc. (WEN).

Item 6.     Selected Financial Data

The following table summarizes the consolidated financial and operating data of Denny’s Corporation as of and for the years ended December 31, 2008, December 26, 2007, December 27, 2006, December 28, 2005 and December 29, 2004. The consolidated statements of operations for the years ended December 31, 2008, December 26, 2007 and December 27, 2006 and the balance sheet data as of December 31, 2008 and December 26, 2007 are derived from our audited Consolidated Financial Statements included in this Form 10-K. The consolidated statements of operations for the years ended December 28, 2005 and December 29, 2004 and balance sheet data as of December 27, 2006, December 28, 2005 and December 29, 2004 are derived from our Audited Consolidated Financial Statements not included in this Form 10-K. The selected consolidated financial and operating data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

	Fiscal Year Ended
	December 31, 2008 (a)	December 26, 2007	December 27, 2006	December 28, 2005	December 29, 2004
	(In millions, except ratios and per share amounts)
Statement of Operations Data:
Operating revenue	$760.3	$939.4	$994.0	$978.7	$960.0
Operating income	60.9	79.8	110.5	48.5	53.8
Income (loss) from continuing operations before cumulative effect of change in accounting principle	14.7	31.4	30.1	(7.3)	(37.7)
Cumulative effect of change in accounting principle, net of tax	—	—	0.2	—	—
Income (loss) from continuing operations	14.7	31.4	30.3	(7.3)	(37.7)

Basic net income (loss) per share:
Basic net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.15	$0.33	$0.33	$(0.08)	$(0.58)
Cumulative effect of change in accounting principle, net of tax	—	—	0.00	—	—
Basic net income (loss) per share from continuing operations	$0.15	$0.33	$0.33	$(0.08)	$(0.58)

Diluted net income (loss) per share:
Diluted net income (loss) before cumulative effect of change in accounting principle, net of tax	$0.15	$0.32	$0.31	$(0.08)	$(0.58)
Cumulative of effect of change in accounting principle, net of tax	—	—	0.00	—	—
Diluted net income (loss) per share from continuing operations	$0.15	$0.32	$0.31	$(0.08)	$(0.58)

Cash dividends per common share (b)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets (c)	$53.5	$57.9	$63.2	$62.1	$42.4
Working capital deficit (c)(d)	(53.7)	(73.6)	(72.6)	(86.3)	(93.4)
Net property and equipment	160.0	184.6	236.3	288.1	285.4
Total assets (c)	347.2	377.4	444.4	511.7	499.3
Long-term debt, excluding current portion	322.7	346.8	440.7	545.7	547.4

(a)
The fiscal year ended December 31, 2008 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $16.6 million of operating revenue in 2008.

(b)	Our bank facilities have prohibited, and our previous and current public debt indentures have significantly limited, distributions and dividends on Denny’s Corporation’s common equity securities.

(c)
Fiscal years 2004 through 2007 have been adjusted from amounts previously reported to reflect certain adjustments as discussed in “Adjustments to Equity” in Note 2 to our Consolidated Financial Statements.

(d)
A negative working capital position is not unusual for a restaurant operating company. The decrease in working capital deficit from December 26, 2007 to December 31, 2008 is primarily due to the sale of company-owned restaurants to franchisees during 2007 and 2008.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our Consolidated Financial Statements and the notes thereto.

 Overview

At December 31, 2008, the Denny’s brand consisted of 1,541 restaurants, 1,226 (80%) of which were franchised/licensed restaurants and 315 (20%) of which were company-owned and operated.  Prior to the implementation of our Franchise Growth Initiative (FGI) in 2007, the Denny’s brand consisted of 1,545 restaurants, 1,024 (66%) of which were franchised/licensed restaurants and 521 (34%) of which were company-owned and operated.

Revenues

Our revenues are derived primarily from two sources: the sale of food and beverages at our company-owned restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name.

In 2007, we began our Franchise Growth Initiative (“FGI”), a strategic initiative to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. In 2008, as a result of FGI, we sold 79 restaurant operations and certain related real estate to 22 franchisees for net proceeds of $35.5 million. As of December 31, 2008, the total number of company restaurants sold since FGI began is 209.

The sale of company restaurants to franchisees has a significant impact on company restaurant sales and the collection of royalties and fees from restaurants operated by our franchisees.  Specifically, revenues are impacted as follows:

•
Company restaurant sales have decreased significantly and will continue to decrease as we sell restaurants under FGI.  In general, we have sold restaurants with below-average sales volumes, which in turn should raise the average sales volume and average operating margin of its remaining company restaurant portfolio.

•
The decline in company restaurant revenues is partially offset by increased royalty income derived from the growing franchise restaurant base.  This royalty income is included as a component of franchise and license revenue.  The resulting net loss in total revenue related to FGI is generally recovered by a decrease in depreciation and amortization from the sale of restaurant related assets to franchisees and a reduction in interest expense resulting from the use of FGI proceeds to reduce debt.

•
Additionally, initial franchise fees, included as a component of franchise and license revenue, are generally recorded in the period in which a restaurant is sold to a franchisee.  These initial fees are completely dependent on the number of restaurants sold during a particular period.

Certain franchisees purchasing company restaurants under FGI have also signed development agreements to build additional new franchise restaurants.  In addition to franchise development agreements signed under FGI, we have negotiated development agreements outside of the FGI program under our Market Growth Incentive Plan ("MGIP").  The positive impact of these development programs is evident in the 31 new franchise restaurant openings in 2008, which was the most franchise openings since 2002 and a considerable increase from 18 franchise openings in 2007.

As a result of FGI and MGIP, we expect that the majority of new Denny’s restaurants will be developed by our franchisees. Development of company-owned restaurants will focus on core markets, strategic locations and nontraditional opportunities.  As a result of continued franchisee demand for Denny’s restaurants and our desire to expand our base of franchise locations, we expect to continue our FGI and MGIP programs during 2009.  However, the current economic environment and availability of credit to franchisees will impact the number of restaurants we are able to sell to franchisees and the number of restaurants our franchisees are able to develop.

In addition to the impacts of FGI, sales and customer traffic at both company-operated and franchised restaurants are affected by the success of our marketing campaigns, new product introductions and customer service, as well as external factors including competition, economic conditions affecting consumer spending, and changes in guest tastes and preferences.

Cost of Company Restaurant Sales

Our costs of company restaurant sales are exposed to volatility in two main areas: product costs and payroll and benefit costs.

Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors.  During 2008, our ability to lock in prices on several key commodities added to our favorable product costs in an environment in which many commodity prices were on the rise.

In addition, our continued success with menu management helped to further reduce product costs.  Starting in the second quarter of 2008, our promotional activities focused on menu items with lower food costs that still provided a compelling value to our customers.  Increased incident rates of menu items such as our signature Grand Slam® breakfast and a strong reception of new items like our Sizzlin’ Skillets, our AllNighter menu and our new Pancake Puppies contributed to favorable product costs as a percentage of sales.

The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses such as medical benefit costs and workers’ compensation costs. A number of our employees are paid the minimum wage. Accordingly, substantial increases in the minimum wage increase our labor costs.  Additionally, declines in guest counts and investments in store-level labor can cause payroll and benefit costs to increase as a percentage of sales.

Many of our costs vary based on sales and unit count.  Certain costs such as occupancy and other operating expenses have fixed components that may not react as directly to changes in sales and unit count.  However, as noted above, many of our below-average sales volume units are sold through FGI.  As a result, cost of company restaurant sales as a percentage of sales have generally improved during 2008.

Costs of Franchise and License Revenue

Our costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel.  These costs are significantly affected by FGI.  As units are sold to franchisees, Denny’s generally leases or subleases the land and building to the franchisee.  As a result, the occupancy costs related to these restaurants moves from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy income from franchisee lease payments.

Debt and Interest

Interest expense has a significant impact on our net income as a result of our indebtedness. However, during 2008 and 2007, we continued to reduce interest expense through a series of debt repayments using the proceeds generated from FGI transactions, sales of real estate and cash flow from operations. These repayments resulted in an overall debt reduction of more than $25 million during 2008 and $100 million in 2007.

We continue to take a conservative approach to our cash management.  While we paid down more that $25 million in debt during 2008, we chose to maintain $21 million in cash at year end given the uncertain outlook for the economy and the capital markets.  We will continue to balance our debt reduction goals and our commitment to maintain an ample liquidity cushion.

We are subject to the effects of interest rate volatility since approximately $126.7 million, or 42%, of our debt has variable interest rates. To minimize the interest rate volatility we participate in an interest rate swap on the first $100 million of floating rate debt. As of December 31, 2008, the swap effectively increases our ratio of fixed rate debt from approximately 58% of total debt to approximately 91% of total debt.

Statements of Operations

	Fiscal Year Ended
	December 31, 2008		December 26, 2007		December 27, 2006
	(Dollars in thousands)
Revenue:
Company restaurant sales	$648,264	85.3%	$844,621	89.9%	$904,374	91.0%
Franchise and license revenue	112,007	14.7%	94,747	10.1%	89,670	9.0%
Total operating revenue	760,271	100.0%	939,368	100.0%	994,044	100.0%

Costs of company restaurant sales (a):
Product costs	157,545	24.3%	215,943	25.6%	226,404	25.0%
Payroll and benefits	271,933	41.9%	355,710	42.1%	372,292	41.2%
Occupancy	40,415	6.2%	50,977	6.0%	51,677	5.7%
Other operating expenses	100,182	15.5%	123,310	14.6%	131,404	14.5%
Total costs of company restaurant sales	570,075	87.9%	745,940	88.3%	781,777	86.4%

Costs of franchise and license revenue (a)	34,933	31.2%	28,005	29.6%	27,910	31.1%

General and administrative expenses	60,970	8.0%	67,374	7.2%	66,426	6.7%
Depreciation and amortization	39,766	5.2%	49,347	5.3%	55,290	5.6%
Operating gains, losses and other charges, net	(6,384)	(0.8%)	(31,082)	(3.3%)	(47,882)	(4.8%)
Total operating costs and expenses	699,360	92.0%	859,584	91.5%	883,521	88.9%
Operating income	60,911	8.0%	79,784	8.5%	110,523	11.1%
Other expenses:
Interest expense, net	35,457	4.7%	42,957	4.6%	57,720	5.8%
Other nonoperating expense (income), net	9,190	1.2%	668	0.1%	8,029	0.8%
Total other expenses, net	44,647	5.9%	43,625	4.6%	65,749	6.6%
Net income before income taxes and cumulative effect of change in accounting principle	16,264	2.1%	36,159	3.8%	44,774	4.5%
Provision for income taxes	1,602	0.2%	4,808	0.5%	14,668	1.5%
Net income before cumulative effect of change in accounting principle	14,662	1.9%	31,351	3.3%	30,106	3.0%
Cumulative effect of change in accounting principle	—	—%	—	—%	232	0.0%
Net income	$14,662	1.9%	$31,351	3.3%	$30,338	3.1%

Other Data:
Company-owned average unit sales	$1,813		$1,716		$1,693
Franchise average unit sales	$1,490		$1,523		$1,481
Company-owned equivalent units (b)	357		492		534
Franchise equivalent units (b)	1,186		1,049		1,027
Same-store sales increase (decrease) (company- owned) (c)(d)	(1.4%)		0.3%		2.5%
Guest check average increase (d)	5.9%		4.6%		4.4%
Guest count decrease (d)	(6.9%)		(4.1%)		(1.8%)
Same-store sales increase (decrease) (franchised and licensed units) (c)(d)	(4.6%)		1.7%		3.6%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)
Same-store sales include sales from restaurants that were open the same period in the prior year. For purposes of calculating same-store sales, the 53rd week of 2008 was compared to the 1st week of 2008.

(d)	Prior year amounts have not been restated for 2008 comparable units.

2008 Compared with 2007

Unit Activity

	2008	2007
Company-owned restaurants, beginning of period	394	521
Units opened	3	5
Units acquired from franchisees	—	1
Units sold to franchisees	(79)	(130)
Units closed	(3)	(3)
End of period	315	394

Franchised and licensed restaurants, beginning of period	1,152	1,024
Units opened	31	18
Units acquired by Company	—	(1)
Units purchased from Company	79	130
Units closed	(36)	(19)
End of period	1,226	1,152

Total company-owned, franchised and licensed restaurants, end of period	1,541	1,546

Company Restaurant Operations

During the year ended December 31, 2008, we incurred a 1.4% decrease in same-store sales, comprised of a 5.9% increase in guest check average and a 6.9% decrease in guest counts. Company restaurant sales decreased $196.4 million, or 23.2%, primarily resulting from a 135 equivalent unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees as part of our Franchise Growth Initiative.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 87.9% from 88.3%. Product costs decreased to 24.3% from 25.6% due to favorable shifts in menu mix. Payroll and benefits costs decreased to 41.9% from 42.1% primarily as a result of a decrease in management labor and restaurant staffing related to improved scheduling (0.8%), partially offset by the impact of unfavorable workers' compensation claims development (0.3%) and higher incentive compensation (0.2%). Occupancy costs increased slightly to 6.2% from 6.0% primarily due to base rent increases. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 31, 2008		December 26, 2007
	(Dollars in thousands)
Utilities	$33,160	5.1%	$40,898	4.8%
Repairs and maintenance	14,592	2.3%	18,300	2.2%
Marketing	23,243	3.6%	27,469	3.3%
Legal	2,283	0.4%	3,621	0.4%
Other direct costs	26,904	4.2%	33,022	3.9%
Other operating expenses	$100,182	15.5%	$123,310	14.6%

The increase in utilities expense as a percentage of company restaurant sales is primarily the result of higher natural gas costs. The increase in marketing expense as a percentage of company restaurant sales results from incremental advertising expenses during the fourth quarter of 2008. The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 31, 2008		December 26, 2007
	(Dollars in thousands)
Royalties	$70,081	62.6%	$63,127	66.6%
Initial and other fees	4,949	4.4%	6,349	6.7%
Occupancy revenue	36,977	33.0%	25,271	26.7%
Franchise and license revenue	112,007	100.0%	94,747	100.0%

Occupancy costs	28,451	25.4%	20,225	21.4%
Other direct costs	6,482	5.8%	7,780	8.2%
Costs of franchise and license revenue	$34,933	31.2%	$28,005	29.6%

Royalties increased by $7.0 million, or 11.0%, primarily resulting from a 137 equivalent unit increase in franchised and licensed units, as compared to the prior year, offset by the effects of a 4.6% decrease in same-store sales. The increase in equivalent units resulted from the sale of company-owned restaurants to franchisees. The decrease in initial fees of $1.4 million, or 22.1% primarily results from the sale of 79 restaurants to franchisees during fiscal 2008 as compared to 130 restaurants sold to franchisees during fiscal 2007. The increase in occupancy revenue of $11.7 million, or 46.3%, is also primarily the result of the sale of restaurants to franchisees.

Costs of franchise and license revenue increased by $6.9 million, or 24.7%. The increase in occupancy costs of $8.2 million, or 40.7%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs benefited by $1.3 million, or 16.7%, primarily as a result of the reorganization of the field management structure that occurred in the third quarter of 2007. As a percentage of franchise and license revenue, costs of franchise and license revenue increased to 31.2% for the year ended December 31, 2008 from 29.6% for the year ended December 26, 2007.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Share-based compensation	$4,117	$4,774
General and administrative expenses	56,853	62,600
Total general and administrative expenses	$60,970	$67,374

The decrease in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of December 31, 2008. The $5.7 million decrease in general and administrative expenses is primarily due to a reorganization to support our ongoing transition to a franchise-focused business model.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Depreciation of property and equipment	$30,609	$37,994
Amortization of capital lease assets	3,420	4,703
Amortization of intangible assets	5,737	6,650
Total depreciation and amortization	$39,766	$49,347

The overall decrease in depreciation and amortization expense is due to the sale of company-owned restaurants to franchisees during fiscal 2007 and 2008.

Operating gains, losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Gains on sales of assets and other, net	$(18,701)	$(39,028)
Restructuring charges and exit costs	9,022	6,870
Impairment charges	3,295	1,076
Operating gains, losses and other charges, net	$(6,384)	$(31,082)

During the year ended December 31, 2008, we recognized $15.2 million of gains on the sale of 79 restaurant operations to 22 franchisees for net proceeds of $35.5 million (which includes notes receivable of $2.7 million) compared to $32.8 million of gains on the sale of 130 restaurant operations to 30 franchisees for net proceeds of $73.2 million during the prior year. The remaining gains for the two periods resulted from the sale of real estate related to closed restaurants and restaurants leased to franchisees as well as the recognition of deferred gains.

Restructuring charges and exit costs are comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Exit costs	$3,435	$1,665
Severance and other restructuring charges	5,587	5,205
Total restructuring and exist costs	$9,022	$6,870

Exit costs for the year ended December 31, 2008 increased by $1.8 million, resulting primarily from changes in sublease assumptions related to closed stores. Severance and other restructuring charges for the year ended December 31, 2008 increased by $0.4 million. The $5.6 million of severance and other restructuring charges for the year ended December 31, 2008 resulted primarily from a reorganization to support our ongoing transition to a franchise-focused business model. The reorganization led to the elimination of approximately 70 positions. The $5.2 million of severance and other restructuring charges for the year ended December 26, 2007 resulted primarily from the reorganization of our field management structure, which led to the elimination of 80 to 90 out-of-restaurant operational positions. Of these eliminations, approximately 30 employees were reassigned to other positions within the Company.

Impairment charges of $3.3 million for the year ended December 31, 2008 and $1.1 million for the year ended December 26, 2007 relate to closed and underperforming restaurants as well as restaurants identified as held for sale.

Operating income was $60.9 million during 2008 compared with $79.8 million during 2007.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Interest on senior notes	$17,740	$17,452
Interest on credit facilities	9,278	16,296
Interest on capital lease liabilities	3,804	3,868
Letters of credit and other fees	2,019	2,280
Interest income	(1,289)	(1,372)
Total cash interest	31,552	38,524
Amortization of deferred financing costs	1,100	1,177
Interest accretion on other liabilities	2,805	3,256
Total interest expense, net	$35,457	$42,957

The decrease in interest expense resulted primarily from the repayment of $25.9 million and $100.3 million on the credit facilities during the years ended December 31, 2008 and December 26, 2007, respectively. The decrease from fiscal 2007 is partially offset by a 53rd week of interest in 2008.

Other nonoperating expenses, net were $9.2 million for the year ended December 31, 2008 compared with $0.7 million for the year ended December 26, 2007. Of the 2008 amount, approximately $5.4 million resulted from the discontinuance of hedge accounting related to our interest rate swap. The $5.4 million of expense is comprised of a $4.2 million change in the fair value of the swap and $1.2 million of amortization of losses included in accumulated other comprehensive income. The remainder of the increase in other nonoperating expenses relates primarily to losses on investments included in our deferred compensation plan.

The provision for income taxes was $1.6 million compared with $4.8 million for the years ended December 31, 2008 and December 26, 2007, respectively. The provision for income taxes for the year ended December 31, 2008 included the recognition of $0.7 million of current tax benefits. This item resulted from the enactment of certain federal laws that benefited us during the third quarter of 2008. The year ended December 26, 2007 included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. Accordingly, for the years ended December 31, 2008 and December 26, 2007, we recognized approximately $0.1 million and $4.5 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998. The reduction in our effective tax rate for the year ended December 31, 2008, as compared to the year ended December 26, 2007, was primarily due to the utilization of federal net operating loss carryforwards during 2007 from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Net income was $14.7 million for the year ended December 31, 2008 compared with $31.4 million for the year ended December 26, 2007 due to the factors noted above.

2007 Compared with 2006

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

Company Restaurant Operations

During the year ended December 26, 2007, we realized a 0.3% increase in same-store sales, comprised of a 4.6% increase in guest check average and a 4.1% decrease in guest counts. Company restaurant sales decreased $59.8 million, or 6.6%, primarily from a 42 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of 130 company-owned restaurants to franchisees as part of our Franchise Growth Initiative which began in fiscal 2007.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.3% from 86.4%. Product costs increased to 25.6% from 25.0% due to modest changes in commodity costs and shifts in menu mix. Payroll and benefits increased to 42.1% from 41.2% primarily as a result of increased management staffing and wage increases (1.1%), offset by a 0.1% benefit from favorable workers' compensation claims development. Occupancy costs increased to 6.0% from 5.7% primarily due to increased property tax expense. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

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

Royalties increased by $2.9 million, or 4.8%, and initial fees increased $5.3 million, primarily resulting from the sale of 130 company-owned restaurants to franchisees. The sale of restaurants to franchisees resulted in a 22 equivalent-unit increase in franchised and licensed units compared to the prior year. Additionally, franchised and licensed units realized a 1.7% increase in same-store sales. The decline in occupancy revenue of $3.1 million, or 10.9%, is comprised of a $5.4 million decrease attributable to the sale of franchisee-operated real estate properties during 2006 and 2007, offset by a $2.3 million increase in occupancy revenue primarily related to the sale of company-owned restaurants to franchisees. We continue to collect royalties from the franchisees operating restaurants at the properties sold during 2007 and 2006.

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

The overall decrease in depreciation and amortization expense is due to the sale of real estate properties during 2007 and 2006 and the sale of 130 company-owned restaurants to franchisees during 2007.

Operating gains, losses and other charges, net represent gains or losses on the sale of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Fiscal Year Ended
	December 26, 2007	December 27, 2006
	(In thousands)
Gains on dispositions of assets and other, net	$(39,028)	$(56,801)
Restructuring charges and exit costs	6,870	6,225
Impairment charges	1,076	2,694
Operating gains, losses and other charges, net	$(31,082)	$(47,882)

Gains on sales of assets and other, net of $39.0 million for the year ended December 26, 2007 include gains on sales of restaurant operations to franchisees, real estate and other assets. During 2007, we sold 130 restaurant operations and certain related real estate to 30 franchisees for net proceeds of $73.2 million as part of FGI. During 2006, we sold 81 company-owned, franchisee-operated real estate properties and five surplus real estate properties.

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

Operating income was $79.8 million during 2007 compared with $110.5 million during 2006.

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

The provision for income taxes was $4.8 million compared with $14.7 million for the years ended December 26, 2007 and December 27, 2006, respectively. The provision for income taxes for the year ended December 26, 2007 also included recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during 2007. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses generated in previous periods. In establishing our valuation allowance, we had previously taken into consideration certain tax planning strategies involving the sale of appreciated properties. The deferred tax provision of $12.1 million for the year ended December 27, 2006 related to our reevaluation of our tax planning strategies in light of the sale of appreciated properties during 2006. In addition, during 2006 and 2007, we utilized certain federal and state net operating loss carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the years ended December 26, 2007 and December 27, 2006, we recognized approximately $4.5 million and $0.7 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998.

Net income was $31.4 million for the year ended December 26, 2007 compared with $30.3 million for the year ended December 27, 2006 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our Credit Facility (as defined in Note 11) and, in recent years, cash proceeds from the sale of surplus properties and sales of restaurant operations to franchisees, to the extent allowed by our Credit Facility. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Net cash provided by operating activities	$20,483	$50,295
Net cash provided by investing activities	9,661	47,661
Net cash used in financing activities	(30,667)	(102,617)
Net decrease in cash and cash equivalents	$(523)	$(4,661)

The decrease in operating cash flows primarily resulted from the runoff of working capital deficit following the sale of restaurant operations to franchisees and the timing of certain operating expense payments. We believe that our estimated cash flows from operations for 2009, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $9.7 million for the year ended December 31, 2008. These cash flows primarily represent net proceeds of $37.5 million on sales of restaurant operations to franchisees, real estate related to restaurants operated by franchisees and other assets. The proceeds were offset by capital expenditures of $33.1 million for the year ended December 31, 2008, of which $5.2 million was financed through capital leases. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling and our strategic initiatives, as follows:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Facilities	$10,432	$12,447
New construction	4,992	8,325
Remodeling	8,306	7,057
Strategic initiatives	3,175	1,107
Other	975	1,916
Total capital expenditures	27,880	30,852
Acquisitions	—	2,208
Total capital expenditures and acquisitions	$27,880	$33,060

We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments.

Cash flows used in financing activities were $30.7 million for the year ended December 31, 2008, which included $24.4 million of term loan prepayments and $1.5 million of scheduled term loan payments made through a combination of asset sale proceeds, as noted above, and cash generated from operations.

Our Credit Facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $126.7 million term loan and an additional $37 million letter of credit facility. At December 31, 2008, we had outstanding letters of credit of $35.2 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at December 31, 2008. These balances result in availability of $1.8 million under our letter of credit facility and $50.0 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 118 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of December 31, 2008.

As of December 31, 2008, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. As of December 31, 2008, the weighted-average interest rate under the term loan, inclusive of our interest rate swap on $100 million of the term loan, was 6.36%. Exclusive of our interest rate swap, the weighted-average interest rate under the term loan as of December 31, 2008 was 4.35%.

Our future contractual obligations and commitments at December 31, 2008 consist of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$302,020	$1,403	$2,743	$297,874	$—
Capital lease obligations (a)	43,844	7,282	13,518	10,712	12,332
Operating lease obligations	361,617	43,976	78,553	63,251	175,837
Interest obligations (a)	98,639	26,422	52,548	19,669	—
Pension and other defined contribution plan obligations (b)	1,573	1,573	—	—	—
Purchase obligations (c)	199,763	184,834	14,929	—	—
Total	$1,007,456	$265,490	$162,291	$391,506	$188,169

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 31, 2008. For long-term debt with variable rates, we have used the rate applicable at December 31, 2008 to project interest over the periods presented in the table above. The capital lease obligation amounts above are inclusive of interest.

(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 31, 2008. Amounts cannot currently be estimated for more than one year.

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

As discussed in Note 14 to our Consolidated Financial Statements, effective December 28, 2006, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). At December 31, 2008, we had a reserve for unrecognized tax benefits including potential interest and penalties totaling $1.3 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

At December 31, 2008, our working capital deficit was $53.7 million compared with $73.6 million at December 26, 2007. The decrease in working capital deficit resulted primarily from the sale of company-owned restaurants to franchisees during 2007 and 2008. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Off-Balance Sheet Arrangements

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. We designated our interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, we pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. Interest rate differentials paid or received under the swap agreement will be recognized as adjustments to interest expense.

Prior to December 26, 2007, gains and losses on the swap were recorded as a component of accumulated other comprehensive income in our Consolidated Statement of Shareholders' Deficit and Comprehensive Income (Loss) in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." At December 26, 2007, we determined that a portion of the underlying cash flows related to the swap (i.e., interest payments on the first $150 million of floating rate debt) were no longer probable of occurring over the term of the interest rate swap as a result of the probability of paying the debt down below $150 million through scheduled repayments and prepayments with cash from the sale of company restaurant operations to franchisees. As a result, we discontinued hedge accounting treatment and recorded approximately $0.4 million of losses as a component of other nonoperating expense (income), net in our Consolidated Statement of Operations for the year ended December 26, 2007.  The losses related to the fair value of the swap included in accumulated other comprehensive income as of December 26, 2007 are amortized to other nonoperating expense over the remaining term of the interest rate swap. Additionally, changes in the fair value of the swap are recorded in other nonoperating expense.

During the year ended December 31, 2008, we amortized $1.2 million of the losses related to the fair value of the swap included in accumulated other comprehensive income and recorded changes in the fair value of the swap of $4.2 million to other nonoperating expense.

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

Total discounted workers' compensation and general liability insurance liabilities at December 31, 2008 and December 26, 2007 were $37.1 million reflecting a 3.5% discount rate and $39.4 million reflecting a 4.5% discount rate, respectively. The related undiscounted amounts at such dates were $40.5 million and $44.0 million, respectively.

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

During 2008, 2007 and 2006, we recorded impairment charges of $3.3 million, $1.1 million and $2.7 million, respectively, for underperforming restaurants, including restaurants closed and company-owned restaurants classified as held for sale.  These charges are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations. At December 31, 2008, we had a total of five restaurants with an aggregate net book value of approximately $0.5 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

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

The most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 31, 2008, our total discounted liability for closed units was approximately $9.2 million, net of $3.8 million related to existing sublease agreements and $1.6 million related to properties for which we expect to enter into sublease agreements in the future. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

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

Share-based compensation.  As required by Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of stock options using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The fair value of restricted stock units containing a market condition is determined using the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition. Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

See the New Accounting Standards section of Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

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

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. The interest rate swap economically hedged our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, through March 26, 2008, we paid a fixed rate of 4.8925% on the $150 million notional amount and received payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. On March 26, 2008, we terminated $50 million of the notional amount of the interest rate swap. As of December 31, 2008, the swap effectively increased our ratio of fixed rate debt from approximately 58% of total debt to approximately 91% of total debt.

Based on the levels of borrowings under the credit facility at December 31, 2008 and taking into consideration our interest rate swap, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.3 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at December 31, 2008. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $122.9 million compared with a book value of $175.4 million at December 31, 2008. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 31, 2008 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our pension plan by approximately $1.8 million and would impact the pension plan's net periodic benefit cost by $0.1 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our other defined benefit plans by less than $0.1 million and would impact the plans' net periodic benefit cost by less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

Commodity Price Risk

We purchase certain food products, such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, the majority of our purchasing arrangements are structured to contain features that minimize price volatility by establishing fixed pricing and/or price ceilings and floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

A. Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Executive Vice President, Chief Administrative Officer and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Messrs. Marchioli and Wolfinger, as appropriate to allow timely decisions regarding required disclosure.

B. Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective, based upon those criteria.

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

The Board of Directors
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.B.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 31, 2008 and December 26, 2007, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
March 12, 2009

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and "Code of Ethics" in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation 2009 Annual Meeting of the Shareholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). The information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

Item 14.     Principal Accounting Fees and Services

The information required by this item is furnished by incorporation by reference to information under the caption entitled “Selection of Independent Registered Public Accounting Firm - 2008 Audit Information” and “Audit Committee’s Pre-approved Policies and Procedures” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

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
*3.1
Restated Certificate of Incorporation of Denny’s Corporation dated March 3, 2003 as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

*3.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated August 27, 2004 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on August 27, 2004)

*3.2.1
Certificate of Elimination of the Series A Junior Participating Preferred Stock of Denny’s Corporation dated January 5, 2009 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on January 6, 2009)

*3.3
By-Laws of Denny’s Corporation, as effective as of November 12, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on November 17, 2008)

*4.1
10% Senior Notes due 2012 Indenture dated as of October 5, 2004 between Denny’s Holdings, Inc., as Issuer, Denny’s Corporation, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

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

Exhibit No.	Description
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

+*10.4
Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Denny’s Corporation (No. 333-103220) filed with the Commission on February 14, 2003)

+*10.5
Description of amendments to the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

+*10.6
Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004)

+*10.7
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.8
Employment Agreement dated May 11, 2005 between Denny’s Corporation and Nelson J. Marchioli (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on May 13, 2005)

+*10.9
Amendment dated November 10, 2006 to the Employment Agreement dated May 11, 2005 between Denny’s Corporation, Denny’s Inc. and Nelson J. Marchioli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on November 13, 2006)

+10.10	Amendment dated December 12, 2008 to the Employment Agreement dated May 11, 2005 and amended November 10, 2006, between Denny’s Corporation, Denny’s Inc. and Nelson J. Marchioli

+10.11	Amendment dated December 10, 2008 to the letter agreement dated February 09, 2000 between Denny’s Corporation, then known as Advantica, and Janis S. Emplit

+*10.12
Employment Offer Letter dated August 16, 2005 between Denny’s Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 28, 2005)

+*10.13
Written description of the 2006 Long Term Growth Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 29, 2006)

*10.14	Master Purchase Agreement and Escrow Instructions (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on September 28, 2006)

*10.15
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

*10.16
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

+*10.17
Written Description of Denny’s 2007 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2007)

+*10.18
Written Description of 2007 Long-Term Growth Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2007)

*10.19
Amendment No. 1 dated as of March 8, 2007 to the Amended and Restated Credit Agreement dated as of December 15, 2006 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on March 14, 2007)

Exhibit No.	Description
+*10.20
Award certificate evidencing restricted stock unit award to F. Mark Wolfinger, effective July 9, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on July 12, 2007)

+*10.21
Written Description of Denny's Paradigm Shift Incentive Program (incorporated by reference to the Current Reports on Form 8-K of Denny's Corporation filed with the Commission on December 4, 2007 and May 27, 2008)

+*10.22	Written Description of Denny's 2008 Corporate Incentive Program (incorporated by reference to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on January 11, 2008)

+*10.23	Denny's Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on February 4, 2008)

+*10.24	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008)

+*10.25
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008)

+*10.26
Form of Performance-Based Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2008)

+*10.27
2008 Performance Restricted Stock Unit Program Description (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2008)

+10.28	Written Description of Denny's 2009 Corporate Incentive Program

21.1	Subsidiaries of Denny’s

23.1	Consent of KPMG LLP

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

DENNY’S CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-2
Consolidated Statements of Operations for each of the Three Fiscal Years in the Period Ended December 31, 2008	F-3
Consolidated Balance Sheets as of December 31, 2008 and December 26, 2007	F-4
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) for each of the Three Fiscal Years in the Period Ended December 31, 2008	F-5
Consolidated Statements of Cash Flows for each of the Three Fiscal Years in the Period Ended December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 31, 2008 and December 26, 2007, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 31, 2008 and December 26, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Greenville, South Carolina
March 12, 2009

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$648,264	$844,621	$904,374
Franchise and license revenue	112,007	94,747	89,670
Total operating revenue	760,271	939,368	994,044
Costs of company restaurant sales:
Product costs	157,545	215,943	226,404
Payroll and benefits	271,933	355,710	372,292
Occupancy	40,415	50,977	51,677
Other operating expenses	100,182	123,310	131,404
Total costs of company restaurant sales	570,075	745,940	781,777
Costs of franchise and license revenue	34,933	28,005	27,910
General and administrative expenses	60,970	67,374	66,426
Depreciation and amortization	39,766	49,347	55,290
Operating gains, losses and other charges, net	(6,384)	(31,082)	(47,882)
Total operating costs and expenses	699,360	859,584	883,521
Operating income	60,911	79,784	110,523
Other expenses:
Interest expense, net	35,457	42,957	57,720
Other nonoperating expense, net	9,190	668	8,029
Total other expenses, net	44,647	43,625	65,749
Net income before income taxes and cumulative effect of change in accounting principle	16,264	36,159	44,774
Provision for income taxes	1,602	4,808	14,668
Net income before cumulative effect of change in accounting principle	14,662	31,351	30,106
Cumulative effect of change in accounting principle, net of tax	—	—	232
Net income	$14,662	$31,351	$30,338

Basic net income per share:
Basic net income before cumulative effect of change in accounting principle, net of tax	$0.15	$0.33	$0.33
Cumulative effect of change in accounting principle, net of tax	—	—	0.00
Basic net income per share	$0.15	$0.33	$0.33

Diluted net income per share:
Diluted net income before cumulative effect of change in accounting principle, net of tax	$0.15	$0.32	$0.31
Cumulative effect of change in accounting principle, net of tax	—	—	0.00
Diluted net income per share	$0.15	$0.32	$0.31

Weighted average shares outstanding:
Basic	95,230	93,855	92,250
Diluted	98,842	98,844	97,364

See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2008	December 26, 2007
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$21,042	$21,565
Receivables, less allowance for doubtful accounts of $475 and $75, respectively	15,146	13,585
Inventories	5,455	6,485
Assets held for sale	2,285	6,712
Prepaid and other current assets	9,531	9,526
Total Current Assets	53,459	57,873

Property, net of accumulated depreciation of $284,933 and $307,047, respectively	159,978	184,610

Other Assets:
Goodwill	40,006	42,439
Intangible assets, net	58,832	62,657
Deferred financing costs, net	3,879	5,078
Other noncurrent assets	31,041	24,699
Total Assets	$347,195	$377,356

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$1,403	$2,085
Current maturities of capital lease obligations	3,535	4,051
Accounts payable	25,255	43,262
Other current liabilities	76,924	82,069
Total Current Liabilities	107,117	131,467

Long-Term Liabilities:
Notes and debentures, less current maturities	300,617	325,971
Capital lease obligations, less current maturities	22,084	20,845
Liability for insurance claims, less current portion	25,832	27,148
Deferred income taxes	12,345	11,579
Other noncurrent liabilities and deferred credits	53,237	42,578
Total Long-Term Liabilities	414,115	428,121
Total Liabilities	521,232	559,588

Commitments and contingencies

Shareholders' Deficit
Common stock $0.01 par value; shares authorized - 135,000; issued and outstanding: 2008 – 95,713; 2007 – 94,626	957	946
Paid-in capital	538,911	533,612
Deficit	(688,984)	(703,646)
Accumulated other comprehensive loss, net of tax	(24,921)	(13,144)
Total Shareholders' Deficit	(174,037)	(182,232)
Total Liabilities and Shareholders' Deficit	$347,195	$377,356

 See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Paid-in Capital	(Deficit)	(Loss), Net	Deficit
	(In thousands)
Balance, December 28, 2005	91,751	$918	$517,854	$(765,335)	$(19,543)	$(266,106)
Comprehensive income:
Net income	—	—	—	30,338	—	30,338
Recognition of unrealized gain on hedged transactions, net of tax	—	—	—	—	(1,256)	(1,256)
Minimum pension liability adjustment, net of tax	—	—	—	—	3,376	3,376
Comprehensive income	—	—	—	30,338	2,120	32,458
Share-based compensation on equity classified awards	—	—	5,316	—	—	5,316
Reclassification of share-based compensation in connection with adoption of SFAS 123(R) (Note 15)	—	—	2,534	—	—	2,534
Issuance of common stock for share-based compensation	296	3	206	—	—	209
Exercise of common stock options	1,139	11	2,001	—	—	2,012
Balance, December 27, 2006	93,186	932	527,911	(734,997)	(17,423)	(223,577)
Comprehensive income:
Net income (Note 2)	—	—	—	31,351	—	31,351
Recognition of unrealized loss on hedged transactions, net of tax	—	—	—	—	(2,753)	(2,753)
Reclassification of unrealized loss on hedged transactions resulting from the loss of hedge accounting (Note 11)	—	—	—	—	400	400
Minimum pension liability adjustment, net of tax	—	—	—	—	6,632	6,632
Comprehensive income	—	—	—	31,351	4,279	35,630
Share-based compensation on equity classified awards	—	—	3,367	—	—	3,367
Issuance of common stock for share-based compensation	247	2	220	—	—	222
Exercise of common stock options	1,193	12	2,114	—	—	2,126
Balance, December 26, 2007	94,626	946	533,612	(703,646)	(13,144)	(182,232)
Comprehensive income:
Net income	—	—	—	14,662	—	14,662
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	1,166	1,166
Minimum pension liability adjustment, net of tax	—	—	—	—	(12,943)	(12,943)
Comprehensive income	—	—	—	14,662	(11,777)	2,885
Share-based compensation on equity classified awards	—	—	4,025	—	—	4,025
Issuance of common stock for share-based compensation	385	4	286	—	—	290
Exercise of common stock options	702	7	988	—	—	995
Balance December 31, 2008	95,713	$957	$538,911	$(688,984)	$(24,921)	$(174,037)

See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands)
Cash Flows from Operating Activities:
Net income	$14,662	$31,351	$30,338
Adjustments to reconcile net income to cash flows provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	(232)
Depreciation and amortization	39,766	49,347	55,290
Operating gains, losses and other charges, net	(6,384)	(31,082)	(47,882)
Amortization of deferred financing costs	1,100	1,177	3,316
Loss on early extinguishment of debt	6	545	8,508
Loss on interest rate swap	5,351	400	—
Deferred income tax expense	837	3,921	12,827
Share-based compensation	4,117	4,774	7,627
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	(727)	1,420	(2,164)
Inventories	1,030	1,714	9
Other current assets	(5)	(447)	(719)
Other assets	(2,148)	(3,338)	(4,242)
Increase (decrease) in liabilities:
Accounts payable	(14,838)	2,329	(2,338)
Accrued salaries and vacations	(6,408)	(2,514)	(1,671)
Accrued taxes	(861)	(2,076)	947
Other accrued liabilities	(5,406)	1,184	(11,523)
Other noncurrent liabilities and deferred credits	(9,609)	(8,410)	(7,935)
Net cash flows provided by operating activities	20,483	50,295	40,156

Cash Flows from Investing Activities:
Purchase of property	(27,880)	(30,852)	(32,265)
Proceeds from disposition of property	37,541	80,721	90,578
Acquisition of restaurant units	—	(2,208)	(825)
Collection of note receivable payments from former subsidiary	—	—	4,870
Net cash flows provided by investing activities	9,661	47,661	62,358

Cash Flows from Financing Activities:
Long-term debt payments	(30,200)	(102,104)	(104,334)
Deferred financing costs paid	—	(401)	(1,278)
Proceeds from exercise of stock options	995	2,126	2,012
Debt transaction costs	—	—	(1,095)
Net bank overdrafts	(1,462)	(2,238)	171
Net cash flows used in financing activities	(30,667)	(102,617)	(104,524)

Decrease in cash and cash equivalents	(523)	(4,661)	(2,010)

Cash and Cash Equivalents at:
Beginning of year	21,565	26,226	28,236
End of year	$21,042	$21,565	$26,226

See notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At December 31, 2008, the Denny’s brand consisted of 1,541 restaurants, 1,226 (80%) of which were franchised/licensed restaurants and 315 (20%) of which were company-owned and operated. Denny’s restaurants are operated in 49 states, the District of Columbia, two U.S. territories and five foreign countries with principal concentrations in California (26% of total restaurants), Florida (10%) and Texas (10%).

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

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries, the most significant of which are Denny’s Holdings, Inc.; and Denny’s, Inc. and DFO, LLC, which are subsidiaries of Denny’s Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years.  Fiscal 2008 included 53 weeks of operations, whereas 2007 and 2006 each included 52 weeks of operations.

Cash Equivalents and Short-term Investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include short-term investments of $16.2 million and $15.9 million at December 31, 2008 and December 26, 2007, respectively.  On December 31, 2008, the $16.2 million was held overnight in Denny's main bank account due to earnings credits and asset security provided under the FDIC Transaction Account Guarantee Program (TAGP). On December 26, 2007, the $15.9 million was invested overnight in Eurodollar Time Deposits.

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

Assets Held for Sale. Assets held for sale consist of real estate properties and restaurant operations that we expect to sell within the next 12 months. The assets are reported at the lower of carrying amount or fair value less costs to sell. We cease recording depreciation on assets that are classified as held for sale. If the determination is made that we no longer expect to sell an asset within the next 12 months, the asset is reclassified out of held for sale.

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

Goodwill. Amounts recorded as goodwill primarily represent excess reorganization value recognized as a result of our 1998 bankruptcy. We test goodwill for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. Such indicators include, but are not limited to, a significant decline in our expected future cash flows; a significant adverse decline in our stock price; significantly adverse legal developments; and a significant change in the business climate.

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

Note 2.     Summary of Significant Accounting Policies (Continued)

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses in our Consolidated Statement of Operations. For the years ended December 31, 2008, December 26, 2007 and December 27, 2006, we incurred a net loss of $1.7 million and net gains of $0.5 million and $0.5 million, respectively. The fair value of the investments of the deferred compensation plan were $5.4 million and $6.3 million at December 31, 2008 and December 26, 2007, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. We have included in accounts payable in our Consolidated Balance Sheets cash overdrafts totaling $8.5 million and $10.0 million at December 31, 2008 and December 26, 2007, respectively. Changes in such amounts are reflected in the cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

Total discounted insurance liabilities at December 31, 2008 and December 26, 2007 were $37.1 million reflecting a 3.5% discount rate and $39.4 million reflecting a 4.5% discount rate, respectively. The related undiscounted amounts at such dates were $40.5 million and $44.0 million, respectively.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more-likely-than-not to be realized. While we have considered ongoing, prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance (except for the valuation allowance established in connection with the adoption of fresh start reporting on January 7, 1998—see Note 14) would decrease income tax expense in the period such determination was made. Interest and penalties accrued in relation to unrecognized tax benefits are recognized in income tax expense.

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

Fair Value Measurements. The carrying amount of cash and cash equivalents, investments, accounts receivables, accounts payable and accrued expenses is deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances. The fair value of our debt is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Financial Statements relates to the market quotations for our 10% Notes. See Note 10.

Derivative Instruments. We record all derivative instruments as either assets or liabilities in the balance sheet at fair value. If we elect to apply hedge accounting, we formally document all hedging relationships, our risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness. We assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. To the extent the derivative instrument is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative instrument are not included in current earnings but are reported as other comprehensive income (loss). The ineffective portion of the hedge is recorded as an adjustment to earnings. If hedge accounting is not elected for a derivative instrument, we carry the derivative at its fair value on the balance sheet and recognize and subsequent changes in its fair value in earnings.

During various periods within the years ended December 31, 2008, December 26, 2007 and December 27, 2006, we utilized derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes. See Note 11.

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

Note 2.     Summary of Significant Accounting Policies (Continued)

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

Gift cards. We sell gift cards which have no stated expiration dates. Proceeds from the sale of gift cards are deferred and recognized as revenue when they are redeemed. We do not recognize breakage on gift cards until, among other things, sufficient gift card history is available to estimate our potential breakage. We do not believe gift card breakage will have a material impact on our future operations.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2008, 2007 and 2006, we recorded initial fees of $4.6 million, $6.0 million and $0.9 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Operations. At December 31, 2008 and December 26, 2007, deferred fees were $1.3 million and $1.2 million, respectively and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. For 2008, our ten largest franchisees accounted for approximately 32% of our franchise revenues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2008, 2007 and 2006 was $23.2 million, $27.5 million and $29.9 million, respectively, net of contributions from franchisees of $44.7 million, $39.0 million and $36.7 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Operations.

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

Impairment of long-lived assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing our assessment, we make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

Gains on Sales of Restaurants Operations to Franchisees, Real Estate and Other Assets. Generally, gains on sales of restaurant operations to franchisees (which may include real estate), real estate properties and other assets, are recognized when the sales are consummated and certain other gain recognition criteria are met. Total gains are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

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

Note 2.     Summary of Significant Accounting Policies (Continued)

Adjustments to Equity. Certain previously reported amounts have been reclassified to conform to the current presentation. During fiscal 2008, we recorded adjustments to correct an error in accounting for goodwill in relation to the sale of restaurant operations during the quarters ending March 28, 2007, June 27 2007, September 26, 2007 and December 26, 2007. Historically, we did not write-off goodwill when we sold restaurant units to franchisees. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" requires that a portion of the entity level goodwill should be written off based on the relative fair values of the restaurant unit being sold and the remaining value of the entity, in our case, Denny's. The adjustments had no impact on previously reported cash flows. In addition, during fiscal 2007, we recorded a $0.4 million adjustment to receivables and the beginning balance of retained earnings for items related to periods prior to December 29, 2004. The adjustment had no impact on our results of operations for the periods ended December 26, 2007 and December 27, 2006.

The following line items on the Consolidated Statements of Operations for the fiscal year ended December 26, 2007 were impacted by the adjustments:

	Fiscal Year Ended December 26, 2007
	Unadjusted	Adjustment	Adjusted
	(In thousands, except per share data)
Operating gains, losses and other charges, net	$(34,828)	3,746	(31,082)
Total operating costs and expenses	855,838	3,746	859,584
Operating income	83,530	(3,746)	79,784
Net income before taxes	39,905	(3,746)	36,159
Provision for income taxes	5,192	(384)	4,808
Net income	34,713	(3,362)	31,351

Basic net income per share	$0.37	$(0.04)	$0.33
Diluted net income per share	$0.35	$(0.03)	$0.32

The following line items on the Consolidated Balance Sheet as of December 26, 2007 were impacted by the adjustments:

	December 26, 2007	Adjustment	Adjusted December 26, 2007
	(In thousands)
Goodwill	$46,185	$(3,746)	$42,439
Total assets	381,102	(3,746)	377,356
Deferred income taxes	11,963	(384)	11,579
Total long-term liabilities	428,505	(384)	428,121
Total liabilities	559,972	(384)	559,588
Total shareholders' deficit	(178,870)	(3,362)	(182,232)
Total liabilities and shareholders' deficit	381,102	(3,746)	377,356

See Note 21 for the adjusted quarterly data for 2007.

New Accounting Standards.

In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-3 ("FSP FAS 157-3"), "Determining the Fair Value of a Financial Asset in a Market That Is Not Active," which clarifies the application of Statement of Financial Accounting Standard 157 ("SFAS 157") in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008. The implementation of FAS 157-3 did not have a material impact on the our Consolidated Financial Statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS 162, effective November 15, 2008, did not impact our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations." We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date. We do not currently believe that adopting FSP FAS 142-3 will have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We are required to adopt SFAS 161 in the first quarter of 2009.  We do not currently believe that adopting SFAS 161 will have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement 157,"which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. We applied the provisions of FSP FAS 157-2 and are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009. We do not expect adoption to have a material impact on our Consolidated Financial Statements.

Note 2.     Summary of Significant Accounting Policies (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008.  We are required to adopt SFAS 160 in the first quarter of 2009. We do not currently believe that adopting SFAS 160 will have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. SFAS 141R applies to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. SFAS 141R will also require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as currently reflected as a reduction to the goodwill established in connection with the fresh start reporting. We are required to adopt SFAS 141R in the first quarter of 2009. The impact of SFAS 141R on our Consolidated Financial Statements will depend upon the extent to which we have transactions or events occur that are within its scope.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 effective December 27, 2007, the first day of fiscal 2008. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective December 27, 2007, the first day of fiscal 2008, we adopted the provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. See Note 10 to the Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

Note 3.     Assets Held for Sale

Assets held for sale of $2.3 million and $6.7 million as of December 31, 2008 and December 26, 2007, respectively, include restaurants to be sold to franchisees and certain real estate properties. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 11) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties and restaurant operations to franchisees, net of a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant operations to franchisees. As a result, there was no reclassification of long-term debt to current liabilities required as of December 31, 2008. As of December 26, 2007, as a result of the mandatory prepayment requirements, we classified $0.4 million of our long-term debt as a current liability in our Consolidated Balance Sheet. These amounts represent the net book value of the specified properties as of the balance sheet dates. As a result of classifying certain assets as held for sale, we recognized impairment charges of $2.4 million and $0.2 million for the years ended December 31, 2008 and December 26, 2007, respectively. This expense is included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

Note 4.     Property, Net

Property, net, consists of the following:

	December 31, 2008	December 26, 2007
	(In thousands)
Land	$33,885	$33,953
Buildings and leasehold improvements	276,745	312,117
Other property and equipment	102,168	114,806
Total property owned	412,798	460,876
Less accumulated depreciation	266,462	288,364
Property owned, net	146,336	172,512
Buildings, vehicles, and other equipment held under capital leases	32,113	30,780
Less accumulated amortization	18,471	18,682
Property held under capital leases, net	13,642	12,098
Total property, net	$159,978	$184,610

The following table reflects the property assets, included in the table above, which are leased to franchisees:

	December 31, 2008	December 26, 2007
	(In thousands)
Land	$10,209	$5,195
Buildings and leasehold improvements	33,553	32,728
Total property owned, leased to franchisees	43,762	37,923
Less accumulated depreciation	29,017	28,610
Property owned, leased to franchisees, net	14,745	9,313
Buildings held under capital leases, leased to franchisees	12,779	10,152
Less accumulated amortization	7,955	6,484
Property held under capital leases, leased to franchisees, net	4,824	3,668
Total property leased to franchisees, net	$19,569	$12,981

Depreciation expense, including amortization of property under capital leases, for 2008, 2007 and 2006 was $34.0 million, $42.7 million and $48.8 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 11.

Note 5.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill for the years ended December 31, 2008 and December 26, 2007:

	December 31, 2008	December 26, 2007
	(In thousands)
Balance, beginning of year	$42,439	$50,064
Write-offs associated with sale of restaurants	(2,362)	(3,746)
Reversal of valuation allowance related to deferred tax assets (Note 14)	(71)	(4,467)
Goodwill related to acquisition of restaurant	—	588
Balance, end of year	$40,006	$42,439

The following table reflects goodwill and intangible assets as reported at December 31, 2008 and December 26, 2007:

	December 31, 2008		December 26, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$40,006	$—	$42,439	$—

Intangible assets with indefinite lives:
Trade names	$42,438	$—	$42,395	$—
Liquor licenses	262	—	279	—
Intangible assets with definite lives:
Franchise and license agreements	55,332	39,303	61,903	42,036
Foreign license agreements	241	138	241	125
Intangible assets	$98,273	$39,441	$104,818	$42,161

Other assets with definite lives:
Software development costs	$31,979	$26,446	$30,853	$24,560

The $6.6 million decrease in franchise agreements resulted from the removal of fully amortized agreements and the write-off of agreements related to closed units. The amortization expense for definite-lived intangibles and other assets for 2008, 2007 and 2006 was $5.7 million, $6.7 million and $6.5 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2009	$3,310
2010	2,949
2011	2,712
2012	2,349
2013	2,029

We performed an annual impairment test as of December 31, 2008 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Notes Receivable from Former Subsidiary

As a result of the divestiture of FRD Acquisition Co., ("FRD"), on July 10, 2002, Denny’s provided $5.6 million of cash collateral to support FRD’s letters of credit, for a fee, until the letters of credit terminated or were replaced. We received scheduled payments of $4.9 million related to the amounts due from FRD during 2006 (through the end of the collateral agreement). This amount is shown in the cash flows from investing activities section of our Consolidated Statement of Cash Flows. During 2006, we recorded interest income related to these receivables of $0.1 million.

Note 7.     Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2008	December 26, 2007
	(In thousands)
Accrued salaries and vacation	$23,954	$28,842
Accrued insurance, primarily current portion of liability for insurance claims	13,591	14,913
Accrued taxes	8,846	9,707
Accrued interest	4,945	6,962
Restructuring charges and exit costs	3,253	3,169
Accrued advertising	6,425	4,908
Other	15,910	13,568
Other current liabilities	$76,924	$82,069

Note 8.     Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands)
Gains on sales of assets and other, net	$(18,701)	$(39,028)	$(56,801)
Restructuring charges and exit costs	9,022	6,870	6,225
Impairment charges	3,295	1,076	2,694
Operating gains, losses and other charges, net	$(6,384)	$(31,082)	$(47,882)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Fiscal Year Ended
	December 31, 2008		December 26, 2007		December 27, 2006
	Net Proceeds	Gains	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$35,520	$15,224	$73,202	$32,835	$—	$—
Sales of other real estate assets	4,691	3,354	7,519	4,166	90,578	56,678
Recognition of deferred gains	—	123	—	2,027	—	123
Total	$40,211	$18,701	$80,721	$39,028	$90,578	$56,801

During 2008, as part of our Franchise Growth Initiative ("FGI"), we recognized $15.2 million of gains on the sale of 79 restaurant operations to 22 franchisees for net proceeds of $35.5 million, which includes notes receivable of $2.7 million. During 2007, as part of FGI, we recognized $32.8 million of gains on the sale of 130 restaurant operations and certain related real estate to 30 franchisees for net proceeds of $73.2 million. The remaining gains for the two periods resulted from the sale of real estate related to closed restaurants and restaurants operated by franchisees and the recognition of deferred gains. During 2006, we sold five surplus and 81 franchisee-operated real estate properties. Gains of $1.9 million were deferred on the 2006 sales of franchisee-operated real estate properties and were recognized during fiscal 2007.

The balance, net of any allowance for doubtful accounts, and classification of notes receivable in the Consolidated Balance Sheets related to the sale of restaurants to franchisees as of December 31, 2008 and December 26, 2007 are as follows:

	December 31, 2008	December 26, 2007
	(In thousands)
Current assets:
Receivables, less allowance for doubtful accounts of $339 and $0, respectively	$1,366	$—
Noncurrent assets:
Other noncurrent assets, less allowance for doubtful accounts of $0 and $339, respectively	2,060	339
Total receivables related to sale of restaurants to franchisees	3,426	339

Restructuring Charges and Exit Costs

Restructuring charges and exit costs consist primarily of the costs of future obligations related to closed units and severance and other restructuring charges for terminated employees and were comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands)
Exit costs	$3,435	$1,665	$4,254
Severance and other restructuring charges	5,587	5,205	1,971
Total restructuring charges and exit costs	$9,022	$6,870	$6,225

Severance and other restructuring charges of $5.6 million for the year ended December 31, 2008 primarily resulted from severance costs of $4.3 million recognized during the second quarter related to the reorganization to support our ongoing transition to a franchise-focused business model, which led to the elimination of approximately 70 positions. The $5.2 million of severance and other restructuring charges for the year ended December 26, 2007 resulted primarily from the reorganization of our field management structure, which led to the elimination of 80 to 90 out-of-restaurant operational positions. Of these eliminations, approximately 30 employees were reassigned to other positions within the Company.

Note 8.     Operating Gains, Losses and Other Charges, Net (Continued)

The components of the change in accrued exit cost liabilities are as follows:

	December 31, 2008	December 26, 2007
	(In thousands)
Balance, beginning of year	$8,339	$11,934
Provisions for units closed during the year (1)	1,021	187
Provisions for sublease losses related to the sale of restaurant operations to franchisees	—	710
Changes in estimates of accrued exit costs, net (1)	2,414	1,478
Reclassification of certain lease liabilities, net	—	(2,284)
Payments, net	(3,366)	(4,620)
Interest accretion	831	934
Balance, end of year	9,239	8,339
Less current portion included in other current liabilities	2,079	1,869
Long-term portion included in other noncurrent liabilities	$7,160	$6,470

(1)	Included as a component of operating gains, losses and other charges, net

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2009	$2,611
2010	2,051
2011	1,718
2012	1,415
2013	1,019
Thereafter	2,341
Total	11,155
Less imputed interest	1,916
Present value of exit cost liabilities	$9,239

The present value of exit cost liabilities is net of $3.8 million relating to existing sublease arrangements and $1.6 million related to properties for which we expect to enter into sublease agreements in the future. See Note 9 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed units.

As of December 31, 2008 and December 26, 2007, we had accrued severance and other restructuring charges of $1.2 million and $1.3 million, respectively.  The balance at the end of fiscal 2008 is expected to be paid during 2009.

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

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable, of which the current portion is recorded in prepaid and other current assets and the long-term portion is recorded in other noncurrent assets in our Consolidated Balance Sheets, is as follows:

	December 31, 2008	December 26, 2007
	(In thousands)
Total minimum rents receivable	$24,886	$9,981
Less unearned income	18,506	7,858
Net investment in direct financing leases receivable	$6,380	$2,123

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed units, at December 31, 2008 are as follows:

	Commitments		Lease Receipts
	Capital	Operating	Direct Financing	Operating
	(In thousands)
2009	$7,282	$43,976	$1,301	$30,078
2010	6,929	41,363	1,301	29,543
2011	6,589	37,190	1,301	27,458
2012	6,013	33,504	1,301	26,356
2013	4,699	29,747	1,301	24,989
Thereafter	12,332	175,837	18,381	183,334
Total	43,844	$361,617	$24,886	$321,758
Less imputed interest	18,225
Present value of capital lease obligations	$25,619

Note 9.     Leases and Related Guarantees (Continued)

Rent expense and lease and sublease rental income are recorded as components of occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Operations and are comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands)
Rent expense:
Base rents	$43,903	$43,494	$43,548
Contingent rents	5,884	6,524	7,109
Total rental expense	$49,787	$50,018	$50,657
Rental income:
Base rents	$28,705	$18,651	$20,390
Contingent rents	3,660	3,565	4,392
Total rental income	$32,365	$22,216	$24,782
Net rent expense:
Base rents	$15,198	$24,843	$23,158
Contingent rents	2,224	2,959	2,717
Net rental expense	$17,422	$27,802	$25,875

Note 10.     Fair Value of Financial Instruments

Effective December 27, 2007, the first day of fiscal 2008, we adopted the provisions of SFAS 157, “Fair Value Measurements,” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not change existing guidelines as to whether or not an instrument is carried at fair value. We also applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the adoption of SFAS 157 for nonfinancial assets and liabilities to the first quarter of fiscal 2009. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2008
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,430	$5,430	$—	$—	market approach
Natural gas contract liability	(933)	—	(933)	—	market approach
Interest rate swap liability	(4,545)	—	(4,545)	—	income approach
Total	$(48)	$5,430	$(5,478)	$—

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	December 31, 2008	December 26, 2007
	(In thousands)
Book value:
Fixed rate long-term debt	$175,368	$175,533
Variable rate long-term debt	126,652	152,523
Long term debt excluding capital lease obligations	$302,020	$328,056

Estimate fair value:
Fixed rate long-term debt	$122,868	$168,533
Variable rate long-term debt	126,652	152,523
Long term debt excluding capital lease obligations	$249,520	$321,056

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 31, 2008 and December 26, 2007 relates primarily to market quotations for our 10% Notes.

Note 11.     Long-Term Debt

Long-term debt consists of the following at December 31, 2008 and December 26, 2007:

	December 31, 2008	December 26, 2007
	(In thousands)
Notes and Debentures:
10% Senior Notes due October 1, 2012, interest payable semi-annually	$175,000	$175,000
Credit Facility:
Revolver Loans outstanding due December 15, 2011	—	—
Term Loans due March 31, 2012	126,652	152,523
Other notes payable, maturing over various terms up to 5 years, payable in monthly installments with interest rates ranging from 9.0% to 9.17%	368	533
Capital lease obligations	25,619	24,896
	327,639	352,952
Less current maturities and mandatory prepayments	4,938	6,136
Total long-term debt	$322,701	$346,816

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 9), at December 31, 2008 are as follows:

Year:	(In thousands)
2009	$1,403
2010	1,368
2011	1,375
2012	297,866
2013	8
Thereafter	—
Total long-term debt, excluding capital lease obligations	$302,020

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $126.7 million term loan and an additional $37 million letter of credit facility (together, the "Credit Facility"). At December 31, 2008, we had outstanding letters of credit of $35.2 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at December 31, 2008. These balances result in availability of $1.8 million under our letter of credit facility and $50.0 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $37 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The Credit Facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as required payments related to asset sales) typical for this type of credit facility and may make certain optional prepayments under the Credit Facility. We believe that our estimated cash flows from operations for 2009, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 118 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of December 31, 2008.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of our interest rate swap described below, the weighted-average interest rate under the term loan was 4.35% and 7.20% as of December 31, 2008 and December 26, 2007, respectively. Taking into consideration our interest rate swap, described below, the weighted-average interest rate under the term loan was 6.36% and 6.90% as of December 31, 2008 and December 26, 2007, respectively.

During 2008, we paid $25.9 million (which included $24.4 million of prepayments and $1.5 million of scheduled payments) on the term loan through a combination of proceeds on sales of restaurant operations to franchisees, real estate and other assets, as well as cash generated from operations. As a result of these prepayments, we recorded $0.1 million of losses on early extinguishment of debt resulting from the write-off of deferred financing costs. These losses are included as a component of other nonoperating expense in our Consolidated Statements of Operations.

Interest Rate Swaps

By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.

Note 11.     Long-Term Debt (Continued)

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

Prior to December 26, 2007, to the extent the swap was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap were not included in current earnings, but were reported as other comprehensive income. At December 26, 2007, we determined that a portion of the underlying cash flows related to the swap (i.e., interest payments on $150 million of floating rate debt) were no longer probable of occurring over the term of the interest rate swap as a result of the probability of paying the debt down below $150 million through scheduled repayments and prepayments with cash from the sale of company-owned restaurant operations to franchisees. As a result, we discontinued hedge accounting treatment and recorded approximately $0.4 million of losses related to the fair value of the swap as a component of other nonoperating expense (income), net in our Consolidated Statement of Operations for the year ended December 26, 2007. The losses related to the fair value of the swap included in accumulated other comprehensive income as of December 26, 2007 are amortized to other nonoperating expense over the remaining term of the interest rate swap. Additionally, changes in the fair value of the swap are recorded in other nonoperating expense.

The changes in accumulated other comprehensive income related to the swap in our Consolidated Statement of Shareholders’ Deficit and Comprehensive Income (Loss) for the years ended December 31, 2008, December 26, 2007 and December 27, 2006 are as follows:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands)
Accumulated other comprehensive income, beginning of period	(2,353)	—	1,256
Amortization of unrealized losses related to the interest rate swap (recorded in other nonoperating expense)	1,166	—	—
Net interest income recognized as a result of interest rate swap	—	(464)	(962)
Unrealized gain(loss) for changes in fair value of interest swap rates	—	(2,289)	560
(Gain) loss recognized on de-designation or extinguishment of interest rate swap	—	400	(854)
Accumulated other comprehensive income, end of period	(1,187)	(2,353)	—

The changes in fair value of the interest rate swap for the years ended December 31, 2008 and December 26, 2007 are as follows:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Fair value of the interest rate swap, beginning of period	$(2,753)	$—
Change in the fair value of the interest rate swap (recorded in other nonoperating expense)	(4,184)	(400)
Change in the fair value of the interest rate swap (recorded in accumulated other comprehensive income)	—	(2,353)
Termination of a portion of the swap	2,392	—
Fair value of the interest rate swap, end of period	$(4,545)	$(2,753)

The fair value of the interest rate swap is recorded as a component of other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets.

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

Note 11.     Long-Term Debt (Continued)

Denny’s Holdings may redeem all or a portion of the 10% Notes for cash at its option, upon not less than 30 days nor more than 60 days notice to each holder of 10% Notes, at the following redemption prices (expressed as percentages of the principal amount) with accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption of the 10% Notes (the “Redemption Date”):

Year:	Percentage
January 1, 2009 through September 30, 2009	105.0%
October 1, 2009 through September 30, 2010	102.5%
October 1, 2010 and thereafter	100.0%

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

Note 12.     Employee Benefit Plans

Adoption of SFAS 158

Effective December 27, 2006, the last day of fiscal 2006, we adopted SFAS 158. This standard requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. This measurement requirement was effective for fiscal years ending after December 15, 2008, however, the measurement date of our plans was already in accordance with this requirement. We adopted the recognition of the funded status and changes in the funded status of our benefit plans in the fourth quarter of 2006. The adoption had no impact on our Statement of Shareholders' Deficit.

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

The components of net pension cost of the pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended by Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," are as follows:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands)
Pension Plan:
Service cost	$350	$350	$375
Interest cost	3,388	3,145	3,111
Expected return on plan assets	(3,877)	(3,529)	(3,250)
Amortization of net loss	601	882	1,078
Net periodic benefit cost	$462	$848	$1,314

Other comprehensive (income) loss	$12,982	$(6,478)	$(3,304)

Other Defined Benefit Plans:
Service cost	$—	$—	$—
Interest cost	194	190	192
Amortization of net loss	19	23	25
Settlement loss recognized	58	—	14
Net periodic benefit cost	$271	$213	$231

Other comprehensive (income) loss	$(39)	$(154)	$(73)

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2008, 2007 and 2006 were $0.7 million, $1.1 million and $1.5 million, respectively.

Note 12.     Employee Benefit Plans (Continued)

The following table sets forth the funded status and amounts recognized in our Consolidated Balance Sheet for our pension plan and other defined benefit plans:

	Pension Plan		Other Defined Benefit Plans
	December 31, 2008	December 26, 2007	December 31, 2008	December 26, 2007
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$50,209	$54,097	$3,096	$3,313
Service cost	350	350	—	—
Interest cost	3,388	3,145	194	190
Actuarial losses (gains)	6,389	(4,487)	(38)	(132)
Settlement loss	—	—	75	—
Benefits paid	(3,038)	(2,896)	(774)	(275)
Benefit obligation at end of year	$57,298	$50,209	$2,553	$3,096
Accumulated benefit obligation	$57,298	$50,209	$2,553	$3,096

Change in Plan Assets
Fair value of plan assets at beginning of year	$49,410	$44,163	$—	$—
Actual return on plan assets	(3,317)	4,637	—	—
Employer contributions	1,396	3,506	774	275
Benefits paid	(3,038)	(2,896)	(774)	(275)
Fair value of plan assets at end of year	$44,451	$49,410	$—	$—

Reconciliation of Funded Status
Funded status	$(12,847)	$(799)	$(2,553)	$(3,096)

Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$(23,307)	(10,325)	(426)	(466)
Accumulated other comprehensive loss	$(23,307)	(10,325)	(426)	(466)
Cumulative employer contributions in excess of cost	10,460	9,526	(2,127)	(2,630)
Net amount recognized	$(12,847)	(799)	(2,553)	(3,096)

Amounts in Accumulated Other Comprehensive Income to be Recognized in Fiscal 2009
Amortization of net loss	$1,359		$15

Amounts Recognized in the Consolidated Balance Sheet
Other current liabilities	$—	$—	$(215)	$(231)
Other noncurrent liabilities and deferred credits	(12,847)	(799)	(2,338)	(2,865)
Net amount recognized	$(12,847)	$(799)	$(2,553)	$(3,096)

Minimum pension liability adjustments for the years ended December 31, 2008, December 26, 2007 and December 27, 2006 were an addition of $12.9 million and reductions of $6.6 million and $3.4 million, respectively. Accumulated other comprehensive losses of $23.7 million and $10.8 million related to minimum pension liability adjustments are included as a component of accumulated other comprehensive income (loss) in our Consolidated Statement of Shareholders' Deficit and Comprehensive Income (Loss) for the years ended December 31, 2008 and December 26, 2007, respectively. The application of SFAS 158, effective December 27, 2006, did not increase or decrease the amount of accumulated other comprehensive loss.

Note 12.     Employee Benefit Plans (Continued)

The components of the change in accumulated other comprehensive loss are as follows:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Pension Plan:
Balance, beginning of year	$(10,325)	$(16,802)
Benefit obligation actuarial gain (loss)	(6,389)	4,487
Net gain (loss)	(7,194)	1,108
Amortization of net loss	601	882
Balance, end of year	$(23,307)	$(10,325)

Other Defined Benefit Plans:
Balance, beginning of year	$(466)	$(621)
Benefit obligation actuarial gain	38	132
Net gain (loss)	(18)	—
Amortization of net loss	19	23
Balance, end of year	$(427)	$(466)

 Because our pension plan was closed to new participants as of December 31, 1999, and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2008, 2007 or 2006. Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 31, 2008 and December 26, 2007, were as follows:

	December 31, 2008	December 26, 2007
Discount rate	6.19%	6.57%
Measurement date	12/31/08	12/26/07

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the most recent three fiscal year periods were as follows:

	December 31, 2008	December 26, 2007	December 27, 2006
Discount rate	6.57%	5.94%	5.75%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.25%
Measurement date	12/31/08	12/26/07	12/27/06

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

Our pension plan weighted-average asset allocations as a percentage of plan assets as of December 31, 2008 and December 26, 2007, by asset category, were as follows:

	Target	December 31, 2008	December 26, 2007
Asset Category
Equity securities	57%	55%	55%
Debt securities	43%	44%	44%
Cash	0%	1%	1%
Total	100%	100%	100%

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

We made contributions of $1.4 million and $3.5 million to our qualified pension plan during the years ended December 31, 2008 and December 26, 2007, respectively. We made contributions of $0.8 million and $0.3 million to our other defined benefit plans during the years ended December 31, 2008 and December 26, 2007. In 2009 we expect to contribute $1.4 million to our qualified pension plan and $0.2 million to our other defined benefit plans. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2014 through 2018 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2009	$2,882	$215
2010	2,806	216
2011	2,739	267
2012	2,855	197
2013	2,850	238
2014 through 2018	15,530	1,030

Note 12.     Employee Benefit Plans (Continued)

In addition, eligible employees can elect to contribute 1% to 15% of their compensation to our 401(k) plan.  As a result of certain IRS limitations, participation in a non-qualified deferred compensation plan is offered to certain employees.  Under this deferred compensation plan, participants are allowed to defer 1% to 50% of their annual salary and 1% to 100% of their incentive compensation.  Under both plans, we make matching contributions of up to 3% of compensation.  Participants in the deferred compensation plan are eligible to participate in the 401(k) plan, however, due to the above referenced IRS limitations, are not eligible to receive the matching contributions under the 401(k) plan. Under these plans, we made contributions of $1.9 million, $2.2 million and $2.0 million for 2008, 2007 and 2006, respectively.

Note 13.     Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) in our Consolidated Statements of Shareholders' Deficit and Comprehensive Income (Loss) are as follows:

	December 31, 2008	December 26, 2007
	(In thousands)
Additional minimum pension liability (Note 12)	$(23,734)	$(10,791)
Unrealized loss on interest rate swap (Note 11)	(1,187)	(2,353)
Accumulated other comprehensive income (loss)	$(24,921)	$(13,144)

Note 14.     Income Taxes

A summary of the provision for income taxes is as follows:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands)
Current:
Federal	$(542)	$(301)	$427
State, foreign and other	1,307	1,188	1,414
	765	887	1,841
Deferred:
Federal	601	4,238	9,689
State, foreign and other	236	(317)	3,138
	837	3,921	12,827
Provision for income taxes	$1,602	$4,808	$14,668

The provision for income taxes for the year ended December 31, 2008 included the recognition of $0.7 million of current tax benefits. This item resulted from the enactment of certain federal laws that benefited us during the third quarter of 2008. The year ended December 26, 2007 included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007.

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities from continuing operations:

	December 31, 2008	December 26, 2007
	(In thousands)
Deferred tax assets:
Lease liabilities	$947	$1,514
Self-insurance accruals	15,076	15,881
Capitalized leases	4,789	5,113
Closed store liabilities	4,765	4,444
Fixed assets	24,304	22,674
Pension, other retirement and compensation plans	18,761	13,286
Other accruals	5,047	4,029
Alternative minimum tax credit carryforwards	12,629	12,941
General business credit carryforwards	43,945	44,406
Net operating loss carryforwards - state	31,346	34,520
Net operating loss carryforwards - federal	15,059	22,021
Total deferred tax assets before valuation allowance	176,668	180,829
Less: valuation allowance	(161,803)	(164,857)
Deferred tax assets	14,865	15,972
Deferred tax liabilities:
Intangible assets	(27,210)	(27,551)
Total deferred tax liabilities	(27,210)	(27,551)
Net deferred tax liability	$(12,345)	$(11,579)

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. The valuation allowance decreased $3.1 million during the year ended December 31, 2008. The South Carolina net operating loss carryforwards represent 76% of the total state net operating loss carryforwards. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. Accordingly, for the years ended December 31, 2008 and December 26, 2007, we recognized approximately $0.1 million and $4.5 million, respectively, of federal and state deferred tax expense with a corresponding reduction to goodwill (see Note 5) in connection with fresh start reporting.

Note 14.     Income Taxes (Continued)

Any additional reversal of the valuation allowance established in connection with fresh start reporting on January 7, 1998 (approximately $41.4 million at December 31, 2008) would be applied first to goodwill recorded in connection with fresh start reporting, then to reduce other identifiable intangible assets, followed by a credit directly to equity. Effective first quarter of 2009, SFAS 141R will require any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense.

The difference between our statutory federal income tax rate and our effective tax rate on loss from continuing operations is as follows:

	December 31, 2008	December 26, 2007	December 27, 2006
Statutory provision (benefit) rate	35%	35%	35%
Differences:
State, foreign, and other taxes, net of federal income tax benefit	6	3	9
Portion of net operating losses, capital losses and unused income tax credits resulting from the establishment or reduction in the valuation allowance	(31)	(23)	(11)
Other	—	(2)	—
Effective tax rate	10%	13%	33%

At December 31, 2008, Denny’s has available, on a consolidated basis, general business credit carryforwards of approximately $43.9 million, most of which expire in 2009 through 2028, and alternative minimum tax, ("AMT"), credit carryforwards of approximately $12.6 million, which never expire. Denny’s also has available regular NOL and AMT NOL carryforwards of approximately $43.0 million and $125.2 million, respectively, which expire in 2012 through 2028. Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of our NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of our net unrealized built-in gains at the time of any ownership change recognized in that taxable year. Therefore, some of our tax attributes recorded in the gross deferred tax asset inventory may expire prior to their utilization. A valuation allowance has already been established for a significant portion of these deferred tax assets since it is our position it is more-likely-than-not the tax benefit will not be realized from these assets.

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

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. We remain subject to examination for U.S. federal taxes for 2005-2008 and in the following major state jurisdictions: California (2004-2008); Florida (2005-2008) and Texas (2004-2008).

As a result of the implementation of FIN 48, we did not recognize any change to our liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.7 million. These benefits affect our effective tax rate when recognized.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at the date of adoption was less than $0.1 million. For the years ending December 31, 2008 and December 26, 2007, no amount of interest and penalties was recognized in our Consolidated Balance Sheet and Consolidated Statement of Operations.

The components of the change in unrecognized tax benefits are as follows:

December 31, 2008
(In thousands)
Balance, as of December 26, 2007	$226
Change resulting from tax positions taken during a prior year:
Increase	1,045
Decrease	—
Change resulting from tax positions taken during the current year:
Increase	—
Decrease	—
Decrease from settlements with taxing authorities	—
Decrease from a lapse of the applicable statute of limitations	—
Balance, as of December 31, 2008	$1,271

$0.2 million of the $1.3 million of unrecognized benefits as of December 31, 2008 will impact our effective rate. We expect the unrecognized tax benefits will increase over the next twelve months by less than $1.0 million, of which less than $0.3 million of this change is expected to impact our effective rate. This change is due to the timing of recognition on certain income items.

Note 15.     Share-Based Compensation

Share-Based Compensation Plans

We maintain five share-based compensation plans (the Denny’s Corporation 2008 Omnibus Incentive Plan (the “2008 Omnibus Plan”), the Denny’s Corporation Amended and Restated 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”), the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan) under which stock options and other awards granted to our employees and directors are outstanding.

On May 21, 2008, our stockholders approved the 2008 Omnibus Plan which, in addition to the 2004 Omnibus Plan, will be used to grant share-based compensation to our employees, officers and directors. Four and a half million shares of our common stock are reserved for issuance upon the grant and exercise of awards pursuant to the 2008 Omnibus Plan. The 2008 Omnibus Plan authorizes the granting of incentive awards from time to time to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of the 2008 Omnibus Plan. We will not grant any awards under the 2008 Omnibus Plan to our current President and Chief Executive Officer, but may continue to grant awards to him under the 2004 Omnibus Plan.

On August 25, 2004, our stockholders approved the 2004 Omnibus Plan which replaced the other plans existing at that time as the vehicle for granting share-based compensation to our employees, officers and directors. Ten million shares of our common stock are reserved for issuance upon the grant and exercise of awards pursuant to the 2004 Omnibus Plan, plus a number of additional shares (not to exceed 1,500,000) underlying awards outstanding as of August 25, 2004 pursuant to the other plans which thereafter cancel, terminate or expire unexercised for any reason. The 2004 Omnibus Plan authorizes the granting of incentive awards from time to time to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of the 2004 Omnibus Plan.

The Compensation Committee, or the Board of Directors as a whole, has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such plans. Under the terms of the above referenced plans, generally, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

Additionally, under the 2008 Omnibus Plan, the 2004 Omnibus Plan and the previous director plan, directors have been granted options under terms which are substantially similar to the terms of the plans noted above.

Adoption of SFAS 123(R)

Effective December 29, 2005, the first day of fiscal 2006, we adopted SFAS 123(R). This standard requires all share-based compensation to be recognized in the statement of operations based on fair value and applies to all awards granted, modified, cancelled or repurchased after the effective date. Additionally, for awards outstanding as of December 29, 2005 for which the requisite service had not been rendered, compensation expense was recognized as the requisite service is rendered. The statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

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

Total share-based compensation included as a component of net income was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006

Share-based compensation related to liability classified restricted stock units	$92	$1,407	$2,311
Share-based compensation related to equity classified awards:
Stock options	$1,817	$1,386	$3,234
Restricted stock units	1,980	1,657	1,766
Board deferred stock units	228	324	316
Total share-based compensation related to equity classified awards	4,025	3,367	5,316
Total share-based compensation	$4,117	$4,774	$7,627

Note 15.     Share-Based Compensation (Continued)

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

The following tables summarizes information about stock option outstanding and exercisable at December 31, 2008:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	7,978	$2.55
Granted	1,674	2.65
Exercised	(702)	1.42
Forfeited	(639)	3.46
Expired	(386)	4.21
Outstanding, end of year	7,925	2.51	4.80	$2,252
Exercisable, end of year	6,203	2.33	3.67	$2,252

The aggregate intrinsic value was calculated using the difference between the market price of our stock on December 31, 2008 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $1.1 million, $3.3 million and $3.0 million during the years ended December 31, 2008, December 26, 2007 and December 27, 2006, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008 (option amounts in thousands):

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.54 – 0.92	796	3.18	$0.74	796	$0.74
1.03 – 1.03	1,250	2.10	1.03	1,250	1.03
1.06 – 2.00	810	2.10	1.93	810	1.93
2.42 – 2.42	1,662	4.88	2.42	1,662	2.42
2.59 – 2.59	1,229	8.71	2.59	92	2.59
2.65 – 4.10	816	4.03	3.57	646	3.60
4.34 – 4.61	1,142	6.80	4.49	804	4.45
4.75 – 5.40	175	7.58	5.38	98	5.37
6.31 – 6.31	10	0.01	6.31	10	6.31
7.00 – 7.00	35	0.09	7.00	35	7.00
	7,925	4.80		6,203

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

The weighted average fair value per option of options granted during the years ended December 31, 2008, December 26, 2007 and December 27, 2006 was $1.18, $3.07 and $3.20, respectively.

The fair value of the stock options granted in the periods ended December 31, 2008, December 26, 2007 and December 27, 2006 was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in our Consolidated Statements of Operations.  We used the following weighted average assumptions for the grants:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.1%	67.5%	87.1%
Risk-free interest rate	2.7%	4.6%	4.7%
Weighted average expected term	4.6 years	6.0 years	6.0 years

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

Note 15.     Share-Based Compensation (Continued)

Compensation expense for options granted prior to fiscal 2006 is recognized based on the graded vesting attribution method.  Compensation expense for options granted subsequent to December 28, 2005 is recognized on a straight-line basis over the requisite service period for the entire award. We recognized compensation expense of approximately $1.8 million, $1.4 million and $3.2 million for the years ended December 31, 2008, December 26, 2007 and December 27, 2006, respectively, related to all options, which is included as a component of general and administrative expenses in our Consolidated Statements of Operations.

As of December 31, 2008, we had approximately $2.0 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 1.9 years.

Restricted Stock Units

The following table summarizes information about restricted stock units outstanding at December 31, 2008:

	Units	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	2,828	$4.32
Granted	1,204	2.57
Vested	(452)	4.30
Forfeited	(485)	4.07
Outstanding, end of year	3,095	3.68

In July 2008, we granted approximately 1.2 million restricted stock units to certain employees. The awards (which are equity classified) have a grant date fair value of $2.56 per share. These restricted units will be earned and vest in 1/3 increments (from 50% to 120% of the target award for each such increment) based on the appreciation/(depreciation) of our common stock from the date of grant to each of three vesting periods (July 16, 2009, July 16, 2010 and July 16, 2011). Subsequent to the vesting periods, the earned restricted stock units will be paid to the holder in shares of common stock, provided the holder is then still employed with Denny’s or an affiliate. As these restricted stock units contain a market condition, the compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the four fiscal quarters ending prior to July 16, 2009. As of December 31, 2008, approximately 1.1 million of the restricted stock units were outstanding.

During fiscal 2007, we granted approximately 0.6 million performance shares (which are equity classified) and 0.6 million performance units (which are liability classified) with a grant date fair value of $4.61 per share to certain employees. The awards were earned at 100% of the target award based on certain operating performance measures for fiscal 2007. The performance shares and units vest 15% as of December 26, 2007, 35% as of December 31, 2008 and 50% as of December 30, 2009. Subsequent to the vesting periods, the earned performance shares will be paid to the holder in shares of common stock and the earned performance units will be paid to the holder in cash, provided the holder is then still employed with Denny’s or an affiliate. During the year ended December 31, 2008, we paid $0.4 million in cash and issued 0.1 million shares of common stock related to the 0.1 million performance units and 0.1 million performance shares that vested on December 26, 2007. Compensation expense related to the awards is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of the common stock on the date of grant. As of December 31, 2008, approximately 0.4 million and 0.4 million of the performance shares and units were outstanding, respectively.

In addition, during fiscal 2007, we granted approximately 0.1 million stock-settled restricted stock units (which are equity classified) and 0.1 million cash-settled restricted stock units (which are liability classified) with a grant date fair value of $4.55 per share to the Company's Chief Financial Officer. The stock-settled and cash-settled units will vest in 20% annual increments between July 9, 2008 and July 9, 2012.  The vested stock-settled units will be paid in shares of common stock on July 9, 2012 and the vested cash-settled units will be paid in cash as of each vesting period, provided that he is then still employed with Denny's or an affiliate, previously terminated due to death or disability or previously terminated within two years following a change in control by the Company without cause or by grantee for good reason. During the year ended December 31, 2008, we paid less then $0.1 million in cash related to the cash-settled restricted stock units that vested on July 9, 2008. Compensation expense related to the equity classified restricted stock units is based on the number of shares expected to vest, the period over which the shares are expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified restricted stock units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related to the liability classified units are adjusted to fair value at each balance sheet date.  As of December 31, 2008, approximately 0.1 million and less than 0.1 million of the stock-settled restricted stock units and cash-settled restricted stock units were outstanding, respectively.

During fiscal 2006, we granted approximately 0.4 million performance shares (which are equity classified) and 0.4 million performance units (which are liability classified) with a grant date fair value of $4.45 per share to certain employees. The awards were earned at 100% of the target award based on certain operating performance measures for fiscal 2006. The performance shares and units will vest over a period of two years based on continued employment of the holder. Subsequent to the two-year vesting period, the earned performance shares restricted stock units will be paid to the holder in shares of common stock and the performance units will be paid to the holder in cash, provided the holder is then still employed with Denny's or an affiliate. Compensation expense related to the awards is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of the common stock on the date of grant. As of December 31, 2008, approximately 0.2 million and 0.2 million of the performance shares and units were outstanding, respectively.

Note 15.     Share-Based Compensation (Continued)

During fiscal 2005, we granted approximately 0.3 million performance shares (which are equity classified) and 0.3 million performance units (which are liability classified) with a grant date fair value of $4.06 per share to certain employees. The awards will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The annual periods ended June 30, 2006, 2007 and 2008.  The first two incremental portions of the awards were not earned during the three annual periods, but will be considered earned after 5 years based on continued employment. The third incremental portion of the awards was earned on June 30, 2008. Once earned, the performance shares and units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned performance shares will be paid to the holder in shares of common stock and 50% of the earned performance units will be paid to the holder in cash, provided that the holder is then still employed with Denny’s or an affiliate. Compensation expense related to the equity classified performance shares is based on the number of shares expected to vest, the period over which the shares are expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified performance units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related to the liability classified units are adjusted to fair value at each balance sheet date. As of December 31, 2008, approximately 0.2 million and 0.2 million of the performance shares and units were outstanding, respectively.

During fiscal 2004, we granted approximately 1.7 million performance shares (which are equity classified) and 1.7 million performance units (which are liability classified) with a grant date fair value of $4.22 per share to certain employees. These awards will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The annual periods ended on June 30, 2005, 2006 and 2007. The first 1/3 of the award was earned on June 30, 2005.  The second 1/3 of the award was not earned on June 30, 2006, but was cumulatively earned on June 30, 2007. The third 1/3 of the award was not earned on June 30, 2007, but will be considered earned after 5 years based on continued employment. Once earned, the performance shares and units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned performance shares will be paid to the holder in shares of common stock and 50% of the earned performance units will be paid to the holder in cash, provided that the holder is then still employed with Denny’s or an affiliate. During the year ended December 31, 2008, we paid $0.5 million in cash and issued 0.2 million shares of common stock related to the 0.2 million performance units and 0.2 million performance shares that vested as of June 30, 2008. During the year ended December 26, 2007, we paid $0.9 million in cash and issued 0.2 million shares of common stock related to the 0.2 million performance units and 0.2 million performance shares that vested as of June 30, 2007. During the year ended December 27, 2006, we paid $0.8 million in cash and issued 0.2 million shares of common stock related to the 0.2 million performance units and 0.2 million performance shares that vested as of June 30, 2006. Compensation expense related to the equity classified performance shares is based on the number of shares expected to vest, the period over which the shares are expected to vest and the fair market value of the common stock on the grant date. Compensation expense related to the liability classified performance units is based on the number of units expected to vest, the period over which the units are expected to vest and the fair market value of the common stock on the date of payment. Therefore, balances related to the liability classified units are adjusted to fair value at each balance sheet date. As of December 31, 2008, approximately 0.4 million and 0.4 million of the performance shares and units were outstanding, respectively.

We recognized compensation expense of approximately $2.1 million, $3.1 million and $4.1 million for the years ended December 31, 2008, December 26, 2007 and December 27, 2006, respectively, related to the restricted stock units, which is included as a component of general and administrative expenses in our Consolidated Statements of Operations.

At December 31, 2008, approximately $2.0 million and $1.1 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 31, 2008) and $5.1 million was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to the equity classified restricted stock units. At December 26, 2007, approximately $1.2 million and $2.8 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 26, 2007) and $3.9 million was included as a component of additional paid-in capital in our Consolidated Balance Sheet related to the equity classified restricted stock units.

As of December 31, 2008, we had approximately $3.6 million of unrecognized compensation cost (approximately $0.4 million for liability classified units and approximately $3.2 million for equity classified units) related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 1.4 years.

Board Deferred Stock Units

Non-employee members of the Board of Directors are granted deferred stock units in return for attendance at non-regularly scheduled meetings. These awards are restricted in that they may not be exercised until the recipient has ceased serving as a member of the Board of Directors for Denny's. The fair value of the deferred stock units is based upon the fair value of the underlying common stock on the date of grant. We recognized compensation expense of approximately $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2008, December 26, 2007 and December 27, 2006, respectively, related to the board deferred stock units, which is included as a component of general and administrative expenses in our Consolidated Statements of Operations. During 2008, one board member did not stand for reelection. As a result, the board member’s deferred stock units were converted into shares of common stock. As of December 31, 2008 and December 26, 2007, approximately 0.2 million and 0.2 million of these units were outstanding, respectively. As of December 31, 2008, there was no unrecognized compensation cost related to deferred stock units.

Note 16.     Net Income Per Share

The net income per share for the years ending December 31, 2008, December 26, 2007 and December 27, 2006 were as follows:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income from continuing operations before cumulative effect of change in accounting principle	$14,662	$31,351	$30,106
Numerator for basic and diluted net income per share - net income	$14,662	$31,351	$30,338
Denominator:
Denominator for basic net income per share—weighted average shares	95,230	93,855	92,250
Effect of dilutive securities:
Options	2,141	3,948	4,305
Restricted stock units and awards	1,471	1,041	809
Denominator for diluted net income per share—adjusted weighted average shares and assumed conversions of dilutive securities	98,842	98,844	97,364

Basic net income per share before cumulative effect of change in accounting principle	$0.15	$0.33	$0.33
Diluted net income per share before cumulative effect of change in accounting principle	$0.15	$0.32	$0.31
Basic net income per share	$0.15	$0.33	$0.33
Diluted net income per share	$0.15	$0.32	$0.31

Stock options excluded (1)	3,413	1,839	1,468

(1)	Excluded from diluted weighted-average shares outstanding as the impact would be antidilutive.

Note 17.     Stockholders’ Equity

Stockholders’ Rights Plan

Our Board of Directors adopted a stockholders’ rights plan on December 14, 1998 which was designed to provide protection for our shareholders against coercive or unfair takeover tactics. The rights plan was also designed to prevent an acquirer from gaining control of Denny’s without offering a fair price to all shareholders. The rights plan was not adopted in response to any specific proposal or inquiry to gain control of Denny’s. The rights plan expired on December 30, 2008 pursuant to its own terms.

Note 18.     Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded liabilities reflecting our best estimate of loss, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty. We record legal expenses and other litigation costs as other operating expenses in our Consolidated Statements of Operations as those costs are incurred.

We have amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments at December 31, 2008 under these contracts consist of the following:

Purchase Obligations
(In thousands)
Payments due by period:
Less than 1 year	$184,834
1-2 years	14,929
3-4 years	—
5 years and thereafter	—
Total	$199,763

Amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 19.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 31, 2008	December 26, 2007	December 27, 2006
	(In thousands)
Income taxes paid, net	$1,067	$2,257	$1,292
Interest paid	$34,858	$37,772	$56,063

Noncash investing activities:
Notes received in connection with disposition of property	$2,670	$—	$—
Accrued purchase of property	$1,011	$2,718	$1,695
Execution of direct financing leases	$4,287	1,906	—
Net proceeds receivable from disposition of property	$—	$—	$226

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,268	$1,125	$1,128
Execution of capital leases	$5,242	$2,065	$4,133

Note 20.     Related Party Transactions

During fiscal 2008 and 2007, we sold company-owned restaurants to franchisees that are former employees, including two former executives. We received cash proceeds of $5.1 million and recognized losses of $2.0 million from these related party sales during the year ended December 31, 2008. We received cash proceeds of $9.1 million and recognized gains of $0.6 million from these related party sales during the year ended December 26, 2007.  There were no sales of company-owned restaurants to former employees during the year ended December 27, 2006. In relation to these sales, we may enter into leases or subleases with the franchisees. These leases and subleases are entered into at fair market value.

Note 21.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2008 and 2007 are set forth below:

	Fiscal Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(In thousands, except per share data)
Company restaurant sales	$169,593	$163,233	$160,608	$154,830
Franchise and licensing revenue	26,403	27,039	28,667	29,898
Total operating revenue	195,996	190,272	189,275	184,728
Total operating costs and expenses	176,749	179,735	168,586	174,290
Operating income	$19,247	$10,537	$20,689	$10,438

Net income (loss)	$4,124	$3,151	$10,562	$(3,175)

Basic and diluted net income (loss) per share (b)	$0.04	$0.03	$0.11	$(0.03)

(a)	The fiscal year ended December 31, 2008 includes 53 weeks of operations as compared to 52 weeks for all other years presented.
(b)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 26, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$215,801	$218,316	$216,792	$193,712
Franchise and licensing revenue	20,950	22,626	24,617	26,554
Total operating revenue	236,751	240,942	241,409	220,266
Total operating costs and expenses	224,165	217,616	225,529	192,274
Operating income	$12,586	$23,326	$15,880	$27,992

Net income	$1,087	$10,583	$4,950	$14,731

Basic net income per share (a)	$0.01	$0.11	$0.05	$0.16
Diluted net income per share (a)	$0.01	$0.11	$0.05	$0.15

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

The fluctuations in net income during the fiscal 2008 and 2007 quarters relate primarily to the timing of the sale of company-owned restaurants to franchisees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2009

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nelson J. Marchioli	President, Chief Executive Officer and Director	March 12, 2009
(Nelson J. Marchioli)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer and Chief Financial Officer	March 12, 2009
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	March 12, 2009
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Debra Smithart-Oglesby	Director and Chair of the Board of Directors	March 12, 2009
(Debra Smithart-Oglesby)

/s/ Vera K. Farris	Director	March 12, 2009
(Vera K. Farris)

/s/ Brenda J. Lauderback	Director	March 12, 2009
(Brenda J. Lauderback)

/s/ Robert E. Marks	Director	March 12, 2009
(Robert E. Marks)

/s/ Michael Montelongo	Director	March 12, 2009
(Michael Montelongo)

/s/ Louis P. Neeb	Director	March 12, 2009
(Louis P. Neeb)

/s/ Donald C. Robinson	Director	March 12, 2009
(Donald C. Robinson)

/s/ Donald R. Shepherd	Director	March 12, 2009
(Donald R. Shepherd)