Form 10-Q
period 2009-04-01
DENNYS CORP
filed 2009-05-05
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2009

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☑

As of May 1, 2009, 96,089,922 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$135,576	$169,593
Franchise and license revenue	30,184	26,403
Total operating revenue	165,760	195,996
Costs of company restaurant sales:
Product costs	32,283	41,947
Payroll and benefits	57,760	73,728
Occupancy	9,044	10,552
Other operating expenses	20,598	25,208
Total costs of company restaurant sales	119,685	151,435
Costs of franchise and license revenue	11,298	8,171
General and administrative expenses	13,847	15,615
Depreciation and amortization	8,712	10,241
Operating gains, losses and other changes, net	298	(8,713)
Total operating costs and expenses	153,840	176,749
Operating income	11,920	19,247
Other expenses:
Interest expense, net	8,491	9,201
Other nonoperating expense (income), net	(486)	5,376
Total other expenses, net	8,005	14,577
Net income before income taxes	3,915	4,670
Provision for (benefit from) income taxes	(392)	546
Net income	$4,307	$4,124

Basic and diluted net income per share:	$0.04	$0.04

Weighted average shares outstanding:
Basic	96,045	94,826
Diluted	97,606	98,388

See accompanying unaudited notes to condensed consolidated financial statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	April 1, 2009	December 31, 2008
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$21,607	$21,042
Receivables, less allowance for doubtful accounts of $766 and $475, respectively	13,417	15,146
Inventories	4,796	5,455
Assets held for sale	4,242	2,285
Prepaid and other current assets	9,036	9,531
Total Current Assets	53,098	53,459

Property, net of accumulated depreciation of $271,709 and $284,933, respectively	148,754	159,978

Other Assets:
Goodwill	39,476	40,006
Intangible assets, net	57,903	58,832
Deferred financing costs, net	3,608	3,879
Other noncurrent assets	33,759	31,041
Total Assets	$336,598	$347,195

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$1,748	$1,403
Current maturities of capital lease obligations	3,500	3,535
Accounts payable	20,297	25,255
Other current liabilities	75,169	76,924
Total Current Liabilities	100,714	107,117

Long-Term Liabilities:
Notes and debentures, less current maturities	299,914	300,617
Capital lease obligations, less current maturities	21,194	22,084
Liability for insurance claims, less current portion	24,723	25,832
Deferred income taxes	12,446	12,345
Other noncurrent liabilities and deferred credits	46,282	53,237
Total Long-Term Liabilities	404,559	414,115
Total Liabilities	505,273	521,232

Commitments and contingencies

Total Shareholders' Deficit	(168,675)	(174,037)
Total Liabilities and Shareholders' Deficit	$336,598	$347,195

See accompanying unaudited notes to condensed consolidated financial statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
 (Unaudited)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 31, 2008	95,713	$957	$538,911	$(688,984)	$(24,921)	$(174,037)
Comprehensive income:
Net income	—	—	—	4,307	—	4,307
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	238	238
Comprehensive income	—	—	—	4,307	238	4,545
Share-based compensation on equity classified awards	—	—	812	—	—	812
Issuance of common stock for share-based compensation	363	4	(4)	—	—	—
Exercise of common stock options	7	—	5	—	—	5
Balance, April 1, 2009	96,083	$961	$539,724	$(684,677)	$(24,683)	$(168,675)

See accompanying unaudited notes to condensed consolidated financial statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Cash Flows from Operating Activities:
Net income	$4,307	$4,124
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,712	10,241
Operating gains, losses and other charges, net	298	(8,713)
Amortization of deferred financing costs	271	277
(Gain) on early extinguishment of debt	(17)	—
(Gain) loss on interest rate swap	(563)	4,632
Deferred income tax expense	101	199
Share-based compensation	885	630
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	1,769	146
Inventories	658	390
Other current assets	496	982
Other assets	(463)	(2,060)
Increase (decrease) in liabilities:
Accounts payable	(1,923)	(5,511)
Accrued salaries and vacations	(1,544)	(5,691)
Accrued taxes	(1,261)	(331)
Other accrued liabilities	(4,059)	5,786
Other noncurrent liabilities and deferred credits	(2,594)	(3,850)
Net cash flows provided by operating activities	5,073	1,251

Cash Flows from Investing Activities:
Purchase of property	(3,937)	(6,953)
Proceeds from disposition of property	3,391	1,633
Net cash flows used in investing activities	(546)	(5,320)

Cash Flows from Financing Activities:
Long-term debt payments	(1,289)	(1,632)
Proceeds from exercise of stock options	5	385
Net bank overdrafts	(2,678)	2,314
Net cash flows provided by (used in) financing activities	(3,962)	1,067

Increase (decrease) in cash and cash equivalents	565	(3,002)

Cash and Cash Equivalents at:
Beginning of period	21,042	21,565
End of period	$21,607	$18,563

See accompanying unaudited notes to condensed consolidated financial statements

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 30, 2009.

Note 2.     Summary of Significant Accounting Policies

Effective January 1, 2009, the first day of fiscal 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” We will apply FSP FAS 142-3 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of FSP FAS 142-3 had no impact on our Condensed Consolidated Financial Statements as of April 1, 2009.

Effective January 1, 2009, we adopted, Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of SFAS 161 did not have a material impact on our Condensed Consolidated Financial Statements.  See Note 8.

During 2008, we adopted FASB Staff Position No. 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement 157,"which deferred the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, we adopted the provisions of SFAS 157 for nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 did not have a material impact on our Condensed Consolidated Financial Statements. See Note 6.

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of SFAS 160 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. We will apply SFAS 141R to any business combinations subsequent to adoption. In addition, this Statement requires that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. See Note 12.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, "Accounting for Contingencies", to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, we adopted this FSP during the first quarter of 2009. The adoption of FSP FAS 141R-1 did not have a material impact on our Condensed Consolidated Financial Statements.

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2008.

Note 3.     Assets Held for Sale

Assets held for sale of $4.2 million and $2.3 million as of April 1, 2009 and December 31, 2008, respectively, include restaurants to be sold to franchisees. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 7) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties and restaurant operations to franchisees, net of a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant operations to franchisees. As of April 1, 2009, as a result of the mandatory prepayment requirements, we classified $0.4 million of our long-term debt as a current liability in our Condensed Consolidated Balance Sheet. This amount represents the required prepayment based on the net book value of the specified properties as of the balance sheet date less the remaining balance of the annual exclusion. As of December 31, 2008, no reclassification of long-term debt to current liabilities required. As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.3 million for the quarter ended April 1, 2009. This expense is included as a component of operating gains, losses and other charges, net in our Condensed Consolidated Statements of Operations. There were no impairment charges recognized related to assets held for sale for the quarter ended March 26, 2008.

Note 4.    Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the quarter ended April 1, 2009 are as follows:

(In thousands)
Balance at December 31, 2008	$40,006
Write-offs associated with sale of restaurants	(530)
Balance at April 1, 2009	$39,476

The following table reflects goodwill and intangible assets as of April 1, 2009 and December 31, 2008:

	April 1, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$39,476	$—	$40,006	$—

Intangible assets with indefinite lives:
Trade names	$42,442	$—	$42,438	$—
Liquor licenses	262	—	262	—
Intangible assets with definite lives:
Franchise and license agreements	51,344	36,245	55,332	39,303
Foreign license agreements	241	141	241	138
Intangible assets	$94,289	$36,386	$98,273	$39,441

Other assets with definite lives:
Software development costs	$32,253	26,931	$31,979	26,446

Note 5.     Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net are comprised of the following:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Gains on sales of assets and other, net	$(524)	$(9,748)
Restructuring charges and exit costs	429	1,035
Impairment charges	393	—
Operating gains, losses and other charges, net	$298	$(8,713)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Quarter Ended April 1, 2009		Quarter Ended March 26, 2008
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$4,791	$460	$16,455	$9,717
Recognition of deferred gains	—	64	—	31
Total	$4,791	$524	$16,455	$9,748

During the quarter ended April 1, 2009, as part of our Franchise Growth Initiative ("FGI"), we recognized $0.5 million of gains on the sale of 30 restaurant operations to three franchisees for net proceeds of $4.8 million, which included a note receivable of $1.4 million. During the quarter ended March 26, 2008, we recognized $9.7 million of gains on the sale of 21 restaurant operations to four franchisees for net proceeds of $16.5 million, which included a note receivable of $2.1 million and a $12.7 million receivable related to proceeds of a transaction that were collected immediately after the end of the period.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Exit costs	$50	$840
Severance and other restructuring charges	379	195
Total restructuring and exit costs	$429	$1,035

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 31, 2008	$9,239
Provisions for units closed during the year (1)	—
Changes in estimates of accrued exit costs, net (1)	50
Payments, net of sublease receipts	(967)
Interest accretion	219
Balance at April 1, 2009	8,541
Less current portion included in other current liabilities	2,388
Long-term portion included in other noncurrent liabilities	$6,153

(1)	Included as a component of operating gains, losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2009	$1,893
2010	2,015
2011	1,722
2012	1,418
2013	1,022
Thereafter	2,349
Total	10,419
Less imputed interest	1,878
Present value of exit cost liabilities	$8,541

As of April 1, 2009 and December 31, 2008, we had accrued severance and other restructuring charges of $0.8 million and $1.2 million, respectively.  The balance as of April 1, 2009 is expected to be paid during the next 12 months.

Note 6.     Fair Value of Financial Instruments

Effective December 27, 2007, the first day of fiscal 2008, we adopted the provisions of SFAS 157, “Fair Value Measurements,” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Effective January 1, 2009, the first day of fiscal 2009, we applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which deferred the adoption of SFAS 157 for nonfinancial assets and liabilities.

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of April 1, 2009
	April 1, 2009	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,545	$5,545	$—	$—	market approach
Natural gas contract liability	(998)	—	(998)	—	market approach
Interest rate swap liability	(3,745)	—	(3,745)	—	income approach
Total	$802	$5,545	$(4,743)	$—

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements as of April 1, 2009
	April 1, 2009	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Impaired assets (1)	$—	$—	$—	$—	income approach
Assets held for sale (2)	873	—	873	—	market approach
Total	$873	$—	$873	$—

(1)	The assets measured for impairment were written down to a fair value of $0.
(2)
In addition to the $0.9 million in assets held for sale recorded at fair value, we classified an additional $3.3 million as assets held for sale, which are recorded at their carrying amount. See Note 3.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	April 1, 2009	December 31, 2008
	(In thousands)
Book value:
Fixed rate long-term debt	$175,333	$175,368
Variable rate long-term debt	126,329	126,652
Long term debt excluding capital lease obligations	$301,662	$302,020

Estimate fair value:
Fixed rate long-term debt	$150,833	$122,868
Variable rate long-term debt	126,329	126,652
Long term debt excluding capital lease obligations	$277,162	$249,520

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at April 1, 2009 and December 31, 2008 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012 (the "10% Notes").

Note 7.     Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $126.3 million term loan and an additional $37 million letter of credit facility (together, the "Credit Facility"). At April 1, 2009, we had outstanding letters of credit of $31.3 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at April 1, 2009. These balances result in availability of $5.7 million under our letter of credit facility and $50.0 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 117 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of April 1, 2009.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of our interest rate swap described below, the weighted-average interest rate under the term loan was 4.0% and 6.8% as of April 1, 2009 and March 26, 2008, respectively. Taking into consideration our interest rate swap, described below, the weighted-average interest rate under the term loan was 6.3% and 6.9% as of April 1, 2009 and March 26, 2008, respectively.

Note 8.     Derivative Financial Instruments

We utilize derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes.

Interest Rate Swap

We manage our exposure to fluctuations in interest rates on our variable rate debt by entering into interest rate swaps. The fair value of the swaps is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable in case of changes in market conditions or interest rates.  We manage our exposure to counterparty credit risk by entering into derivative financial instruments with high-quality financial institutions that can be expected to fully perform under the terms of such agreements.  We monitor the credit rating of these institutions on a quarterly basis. We do not require collateral or other security to support derivative financial instruments, if any, with credit risk.  The interest rate swap is considered an obligation under the Credit Facility, as it was entered into with counterparties that are also lenders under the Credit Facility. The security interest and collateral provided by the Credit Facility is also available to the swap counterparties.  Our counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

In 2007, we entered into an interest rate swap with a notional amount of $150 million and designated it as a cash flow hedge of our interest rate exposure on the first $150 million of floating rate debt. Under the terms of the swap, we pay a fixed rate of 4.8925% on the $150 million notional amount and receive payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount at the inception of the swap. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense.

In accordance with hedge accounting, to the extent the swap was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap were reported as adjustments to other comprehensive income. At December 26, 2007, we determined that a portion of the underlying cash flows related to the swap (i.e., interest payments on $150 million of floating rate debt) were no longer probable of occurring over the term of the swap as a result of the probability of paying the debt down below $150 million. As a result, we discontinued hedge accounting treatment. The losses included in accumulated other comprehensive income as of December 26, 2007 are amortized to other nonoperating expense over the remaining term of the interest rate swap. Additionally, changes in the fair value of the swap are recorded in other nonoperating expense.

On March 26, 2008, we terminated $50 million notional amount of the interest rate swap. The termination resulted in a $2.4 million cash payment, which was made during the second quarter of 2008.

Natural Gas Hedge Contracts

We enter into natural gas hedge contracts in order to limit our exposure to price increases for natural gas. These pay fixed/receive floating agreements are based on NYMEX prices. As of April 1, 2009, the outstanding contracts represent approximately 85% of our anticipated natural gas purchases through October 2009. Realized gains (losses) on the contracts are recorded as utility cost which is a component of other operating expenses. The contracts are not accounted for under hedge accounting, therefore, changes in the contracts' fair value are recorded in other nonoperating expense. Under the terms of the natural gas hedge contracts, both parties may be required to provide collateral related to any liability positions held.  As of April 1, 2009, collateral of $1.7 million was held in an interest-bearing cash account.

The fair value of derivative instruments not designated as hedging instruments is included in the Condensed Consolidated Balance Sheets as follows:

	Interest Rate Swap	Natural Gas Contracts
	(In thousands)
April 1, 2009:
Other current liabilities	$(3,745)	$(998)
Other noncurrent liabilities and deferred credits	—	—
Fair value of derivative instrument	$(3,745)	$(998)

December 31, 2008:
Other current liabilities	$—	$(933)
Other noncurrent liabilities and deferred credits	(4,545)	—
Fair value of derivative instrument	$(4,545)	$(933)

Both the interest rate swap and the natural gas hedge contracts are currently in liability positions, therefore there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in our Condensed Consolidated Statements of Operations as a result of the interest rate swap and natural gas hedge contracts are as follows:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Realized gains (losses):
Interest rate swap - included as a component of interest expense	$(867)	$(16)
Natural gas contracts - included as a component of utility expense, which is included in other operating expenses	$(582)	$—

Unrealized gains (losses) included as a component of nonoperating expense
Interest rate swap	$563	$(4,631)
Natural gas contracts	$6	$—

The unrealized gains (losses) related to the interest rate swap include both the changes in the fair value of the swap and the amortization of losses previously recorded in accumulated other comprehensive income.

Note 9.     Defined Benefit Plans

The components of net pension cost of our pension plan and other defined benefit plans as determined under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended by Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans," are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	April 1, 2009	March 26 2008	April 1, 2009	March 26 2008
	(In thousands)
Service cost	$88	$88	$—	$—
Interest cost	864	843	38	49
Expected return on plan assets	(868)	(973)	—	—
Amortization of net loss	340	150	4	5
Net periodic benefit cost	$424	$108	$42	$54

We made contributions of $0.3 million and $0.1 million to our qualified pension plan in the quarters ended April 1, 2009 and March 26, 2008, respectively. We made contributions of $0.1 million and $0.1 million to our other defined benefit plans during the quarters ended April 1, 2009 and March 26, 2008, respectively. We expect to contribute an additional $1.1 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2009.

Additional minimum pension liability of $23.7 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income (Loss) as of April 1, 2009 and December 31, 2008.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$73	$(129)
Share-based compensation related to equity classified awards:
Stock options	$142	$239
Restricted stock units	662	464
Board deferred stock units	8	56
Total share-based compensation related to equity classified awards	812	759
Total share-based compensation	$885	$630

Stock Options

During the quarter ended April 1, 2009, we granted approximately 1.4 million stock options to certain employees. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the quarter ended April 1, 2009 was $0.81. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the quarter ended April 1, 2009:

Dividend yield	0.0%
Expected volatility	57.5%
Risk-free interest rate	1.82%
Weighted-average expected term	4.6 years

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

As of April 1, 2009, we had approximately $2.6 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 2.5 years.

Restricted Stock Units

In March 2009, we granted approximately 0.3 million performance shares (which are equity classified) and 0.3 million cash-based performance units (which are liability classified) to certain employees. The performance shares have a grant date fair value of $1.84 per share. The performance units were valued at $2.00 per unit. The performance period is the three year fiscal period beginning January 1, 2009 and ending December 28, 2011. The performance shares and units will vest and be earned (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies. Subsequent to the vesting period, the earned performance shares will be paid to the holder in shares of common stock and the performance units will be paid to the holder in cash, provided the holder is then still employed with Denny’s or an affiliate. As these performance shares contain a market condition, the compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award.

During the quarter ended April 1, 2009, we made payments of $1.6 million (before taxes) in cash and issued 0.4 million shares of common stock related to the restricted stock unit awards that vested as of December 31, 2008.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	April 1, 2009	December 31, 2008
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$1,294	$2,028
Other noncurrent liabilities	$166	$1,110

Equity classified restricted stock units:
Additional paid-in capital	$5,014	$5,073

As of April 1, 2009, we had approximately $3.9 million of unrecognized compensation cost (approximately $0.7 million for liability classified units and approximately $3.2 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 2.2 years.

Board Deferred Stock Units

During the quarter ended April 1, 2009, we granted less than 0.1 million deferred stock units (which are equity classified) with a weighted-average grant date fair value of $1.67 per unit to non-employee members of our Board of Directors. These awards are restricted in that they may not be converted to shares until the recipient has ceased serving as a member of the Board of Directors for Denny's Corporation, at which time the awards automatically convert to shares of our common stock.

Note 11.     Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income was $4.5 million and $4.4 million for the quarters ended April 1, 2009 and March 26, 2008, respectively.

The components of Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss are as follows:

	April 1, 2009	December 31, 2008
	(In thousands)
Additional minimum pension liability	$(23,734)	$(23,734)
Unrealized loss on interest rate swap	(949)	(1,187)
Accumulated other comprehensive loss	$(24,683)	$(24,921)

Note 12.     Income Taxes

The benefit from income taxes was $0.4 million for the quarter ended April 1, 2009 compared to a provision for income taxes of $0.5 million for the quarter ended March 26, 2008. The benefit from and provision for income taxes for the first quarters of 2009 and 2008 were determined using our effective rate estimated for the entire fiscal year. The quarter ended April 1, 2009 included the recognition of $0.7 million of current tax benefits resulting from the enactment of certain federal laws that benefited us during the first quarter of 2009.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. For the quarter ended March 26, 2008, we recognized approximately $0.1 million of state deferred tax expense with a corresponding reduction to goodwill in connection with fresh start reporting. The adoption of SFAS 141R during the quarter ended April 1, 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

The reduction in our effective tax rate for the quarter ended April 1, 2009 results primarily from the recognition of $0.7 million of current tax benefits related to the enactment of certain federal laws during the first quarter of 2009.

Note 13.     Net Income (Loss) Per Share

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$4,307	$4,124

Denominator:
Denominator for basic net income per share - weighted average shares	96,045	94,826
Effect of dilutive securities:
Options	978	2,640
Restricted stock units and awards	583	922
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	97,606	98,388

Basic and diluted net income per share	$0.04	$0.04

Stock options excluded (1)	5,768	2,552
Restricted stock units and awards excluded (1)	1,549	—

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 14.     Supplemental Cash Flow Information

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Income taxes paid, net	$142	$52
Interest paid	$12,499	$4,118

Noncash investing activities:
Notes received in connection with disposition of property	$1,400	$2,100
Execution of direct financing leases	$1,384	$—
Net proceeds receivable from disposition of property	$—	$12,722

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$722	$624
Execution of capital leases	$35	$1,670

Note 15.     Implementation of New Accounting Standards

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. We are required to adopt FSP FAS 132(R)-1 in the fourth quarter of 2009. We are currently in the process of assessing the impact that the FSP may have on the disclosures in our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We are required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. We do not currently believe that adopting the FSP will have a material impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009.  We do not currently believe that adopting the FSP will have a material impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt FSP FAS 157-4 in the second quarter of 2009.  We do not currently believe that adopting the FSP will have a material impact on our Condensed Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

Note 16.     Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us, including actions involving employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded reserves reflecting our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty. We record legal expenses and other litigation costs as those costs are incurred.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of April 1, 2009 and results of operations for the quarter ended April 1, 2009 compared to the quarter ended March 26, 2008. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended
	April 1, 2009		March 26, 2008
	(Dollars in thousands)
Revenue:
Company restaurant sales	$135,576	81.8%	$169,593	86.5%
Franchise and license revenue	30,184	18.2%	26,403	13.5%
Total operating revenue	165,760	100.0%	195,996	100.0%

Costs of company restaurant sales (a):
Product costs	32,283	23.8%	41,947	24.7%
Payroll and benefits	57,760	42.6%	73,728	43.5%
Occupancy	9,044	6.7%	10,552	6.2%
Other operating expenses	20,598	15.2%	25,208	14.9%
Total costs of company restaurant sales	119,685	88.3%	151,435	89.3%

Costs of franchise and license revenue (a)	11,298	37.4%	8,171	30.9%

General and administrative expenses	13,847	8.4%	15,615	8.0%
Depreciation and amortization	8,712	5.3%	10,241	5.2%
Operating, gains, losses and other charges, net	298	0.2%	(8,713)	(4.4%)
Total operating costs and expenses	153,840	92.8%	176,749	90.2%
Operating income	11,920	7.2%	19,247	9.8%
Other expenses:
Interest expense, net	8,491	5.1%	9,201	4.7%
Other nonoperating expense (income), net	(486)	(0.3%)	5,376	2.7%
Total other expenses, net	8,005	4.8%	14,577	7.4%
Net income before income taxes	3,915	2.4%	4,670	2.4%
Provision for (benefit from) income taxes	(392)	(0.2%)	546	0.3%
Net income	$4,307	2.6%	$4,124	2.1%

Other Data:
Company-owned average unit sales	$455		$433
Franchise average unit sales	$362		$367
Company-owned equivalent units (b)	298		391
Franchise equivalent units (b)	1,241		1,159
Same-store sales increase (company-owned) (c)(d)	0.3%		0.7%
Guest check average increase (d)	0.5%		5.7%
Guest count decrease (d)	(0.2%)		(4.7%)
Same-store sales decrease (franchised and licensed units) (c)(d)	(1.4%)		(0.8%)
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

(c)
Same-store sales include sales from restaurants that were open the same period in the prior year. For purposes of calculating same-store sales, the 1st week of 2009 was compared to the 2nd week of 2008 due to a 53rd week in 2008.

(d)	Prior year amounts have not been restated for 2009 comparable units.

Quarter Ended April 1, 2009 Compared with Quarter Ended March 26, 2008

Unit Activity

	Quarter Ended
	April 1, 2009	March 26, 2008
Company-owned restaurants, beginning of period	315	394
Units opened	1	1
Units sold to franchisees	(30)	(21)
Units closed	—	(1)
End of period	286	373

Franchised and licensed restaurants, beginning of period	1,226	1,152
Units opened	10	9
Units purchased from Company	30	21
Units closed	(6)	(5)
End of period	1,260	1,177
Total company-owned, franchised and licensed restaurants, end of period	1,546	1,550

Company Restaurant Operations

During the quarter ended April 1, 2009, we realized a 0.3% increase in same-store sales, comprised of a 0.5% increase in guest check average and a 0.2% decrease in guest counts. Company restaurant sales decreased $34.0 million, or 20.1%, resulting from a 93 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees as part of our Franchise Growth Initiative.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 88.3% from 89.3%. Product costs decreased to 23.8% from 24.7% due to favorable shifts in menu mix. Payroll and benefits decreased to 42.6% from 43.5% primarily as a result of a decrease in management labor and improved scheduling of restaurant staff. Occupancy costs increased to 6.7% from 6.2% as a result of the negative development of certain general liability claims and margin decline resulting from the change in the portfolio of company-owned restaurants. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	April 1, 2009		March 26, 2008
	(Dollars in thousands)
Utilities	$6,849	5.1%	$8,265	4.9%
Repairs and maintenance	2,565	1.9%	3,658	2.2%
Marketing	4,782	3.5%	5,637	3.3%
Legal settlement costs	355	0.3%	385	0.2%
Other	6,047	4.5%	7,263	4.3%
Other operating expenses	$20,598	15.2%	$25,208	14.9%

Utilities increased by 0.2% primarily due to the recognition of $0.6 million in losses on natural gas contracts during the quarter ended April 1, 2009. Marketing increased by 0.2% primarily as a result of the establishment of local advertising cooperatives during the fourth quarter of 2008 and the first quarter of 2009.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	April 1, 2009		March 26, 2008
	(Dollars in thousands)
Royalties	$17,894	59.3%	$16,836	63.8%
Initial and other fees	1,619	5.4%	1,206	4.5%
Occupancy revenue	10,671	35.3%	8,361	31.7%
Franchise and license revenue	30,184	100.0%	26,403	100.0%

Occupancy costs	8,021	26.6%	6,520	24.7%
Other direct costs	3,277	10.8%	1,651	6.2%
Costs of franchise and license revenue	$11,298	37.4%	$8,171	30.9%

Royalties increased by $1.1 million, or 6.3%, primarily resulting from an 82 equivalent unit increase in franchised and licensed units, as compared to the prior year, offset by the effects of a 1.4% decrease in same-store sales. The increase in equivalent units resulted from the sale of company-owned restaurants to franchisees. The increase in initial fees of $0.4 million, or 34.2%, primarily results from the sale of 30 restaurants to franchisees during the first quarter of 2009 as compared to 21 restaurants sold to franchisees during the first quarter on 2008. The increase in occupancy revenue of $2.3 million, or 27.6%, is also primarily the result of the sale of restaurants to franchisees.

Costs of franchise and license revenue increased by $3.1 million, or 38.3%. The increase in occupancy costs of $1.5 million, or 23.0%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $1.6 million, or 98.5%, due to $1.1 million of franchise-related costs associated with our Super Bowl promotion. Additionally, we recorded $0.3 million of bad debt expense related to a note receivable on units sold to a franchisee in 1999. As a percentage of franchise and license revenue, costs of franchise and license revenue increased to 37.4% for the quarter ended April 1, 2009 from 30.9% for the quarter ended March 26, 2008.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Share-based compensation	$885	$630
Other general and administrative expenses	12,962	14,985
Total general and administrative expenses	$13,847	$15,615

The $2.0 million decrease in other general and administrative expenses is primarily due to the 2008 reorganization to support our ongoing transition to a franchise-focused business model.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Depreciation of property and equipment	$6,577	$7,872
Amortization of capital lease assets	717	844
Amortization of intangible assets	1,418	1,525
Total depreciation and amortization expense	$8,712	$10,241

The overall decrease in depreciation and amortization expense is due to the sale of company-owned restaurants to franchisees during fiscal 2008 and 2009.

Operating gains, losses and other charges, net represent gains or losses on the sales of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Gains on sales of assets and other, net	$(524)	$(9,748)
Restructuring charges and exit costs	429	1,035
Impairment charges	393	—
Operating gains, losses and other charges, net	$298	$(8,713)

During the quarter ended April 1, 2009, we recognized $0.5 million of gains on the sale of 30 restaurant operations to three franchisees for net proceeds of $4.8 million (which includes notes receivable of $1.4 million) compared to $9.7 million of gains on the sale of 21 restaurant operations to four franchisees for net proceeds of $16.5 million during the prior year quarter. The remaining gains for the two periods resulted from the recognition of deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Exit costs	$50	$840
Severance and other restructuring charges	379	195
Total restructuring and exit costs	$429	$1,035

Impairment charges of $0.4 million for the quarter ended April 1, 2009 relate to an underperforming restaurant as well as restaurants identified as held for sale.

Operating income was $11.9 million for the quarter ended April 1, 2009 compared with $19.2 million for the quarter ended March 26, 2008.

Interest expense, net is comprised of the following:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	2,182	2,664
Interest on capital lease liabilities	962	943
Letters of credit and other fees	461	494
Interest income	(388)	(273)
Total cash interest	7,580	8,191
Amortization of deferred financing costs	271	277
Interest accretion on other liabilities	640	733
Total interest expense, net	$8,491	$9,201

The decrease in interest expense resulted primarily from the repayment of $25.9 million of term loan debt during 2008.

Other nonoperating income, net was $0.5 million for the quarter ended April 1, 2009 compared with other nonoperating expense of $5.4 million for the quarter ended March 26, 2008. Approximately $4.6 million of the amounts recorded in 2008 resulted from the discontinuance of hedge accounting related to the interest rate swap.

The benefit from income taxes was $0.4 million for the quarter ended April 1, 2009 compared with a provision for income taxes of $0.5 million for the quarter ended March 26, 2008. The provision for income taxes for the quarters of 2009 and 2008 was determined using our effective rate estimated for the entire fiscal year. The quarter ended April 1, 2009 included the recognition of $0.7 million of current tax benefits resulting from the enactment of certain federal laws that benefited us during the first quarter of 2009. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. For the quarter ended March 26, 2008, we recognized approximately $0.1 million of state deferred tax expense with a corresponding reduction to goodwill in connection with fresh start reporting.  The adoption of SFAS 141R during the quarter ended April 1, 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The reduction in our effective tax rate for the quarter ended April 1, 2009, as compared to the quarter ended March 26, 2008, results primarily from the recognition of $0.7 million of current tax benefits related to the enactment of certain federal laws during the first quarter of 2009.

Net income was $4.3 million for the quarter ended April 1, 2009 compared with net income of $4.1 million for the quarter ended March 26, 2008 due to the factors noted above.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Net cash provided by operating activities	$5,073	$1,251
Net cash used in investing activities	(546)	(5,320)
Net cash provided by (used in) financing activities	(3,962)	1,067
Net increase (decrease) in cash and cash equivalents	$565	$(3,002)

The increase in operating cash flows primarily resulted from the runoff of working capital deficit following the sale of restaurant operations to franchisees and the timing of certain operating expense payments during the prior year quarter. The increase was partially offset by the semi-annual interest payment of $8.8 million on our 10% Notes (as defined in Note 7) paid during the quarter ended April 1, 2009.  Historically, this payment is made during the second quarter (as was the case in 2008), however due to our fiscal period dates, the payment date fell in the first quarter of 2009. We believe that our estimated cash flows from operations for 2009, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $0.5 million for the quarter ended April 1, 2009. These cash flows primarily represent capital expenditures of $4.0 million, of which $0.1 million was financed through capital leases. The expenditures were offset by net proceeds of $3.4 million on sales of restaurant operations to franchisees. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling and our strategic initiatives, as follows:

	Quarter Ended
	April 1, 2009	March 26, 2008
	(In thousands)
Facilities	$1,377	$2,218
New construction	1,173	2,234
Remodeling	334	1,754
Strategic initiatives	301	568
Other	751	179
Capital expenditures	$3,936	$6,953

We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments.

Cash flows used in financing activities were $4.0 million for the quarter ended April 1, 2009, which primarily resulted from the timing of changes in bank overdrafts. During the quarter we made $1.3 million in scheduled debt payments.

Our Credit Facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $126.3 million term loan and an additional $37 million letter of credit facility. At April 1, 2009, we had outstanding letters of credit of $31.3 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at April 1, 2009. These balances result in availability of $5.7 million under our letter of credit facility and $50.0 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 117 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of April 1, 2009.

As of April 1, 2009, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. As of April 1, 2009, the weighted-average interest rate under the term loan, inclusive of our interest rate swap on $100 million of the term loan, was 6.3%. Exclusive of our interest rate swap, the weighted-average interest rate under the term loan as of April 1, 2009 was 4.0%.

Our working capital deficit was $47.6 million at April 1, 2009 compared with $53.7 million at December 31, 2008. The decrease in working capital deficit resulted primarily from the sale of company-owned restaurants to franchisees during 2008 and 2009. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows attributable to interest payments on our variable rate debt through March 30, 2010. Under the terms of the swap, through March 26, 2008, we paid a fixed rate of 4.8925% on the $150 million notional amount and received payments from the counterparties based on the 3-month LIBOR rate, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. On March 26, 2008, we terminated $50 million of the notional amount of the interest rate swap. As of April 1, 2009, the swap effectively increases our ratio of fixed rate debt from approximately 58% of total debt to approximately 91% of total debt.

Based on the levels of borrowings under the Credit Facility at April 1, 2009, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.3 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facility at April 1, 2009. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $150.8 million, compared with a book value of $175.3 million at April 1, 2009. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheet at April 1, 2009 relates primarily to market quotations for our 10% Notes.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our pension plan by approximately $1.8 million and would impact the pension plan's net periodic benefit cost by $0.1 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our other defined benefit plans by less than $0.1 million and would impact the plans' net periodic benefit cost by less than $0.1 million. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million.

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

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Executive Vice President, Chief Administrative Officer and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Messrs. Marchioli and Wolfinger, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There are various claims and pending legal actions against or indirectly involving us, including actions involving employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded reserves reflecting our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	2009 Performance Award Certificate

10.2	2009 Performance Restricted Stock Unit Program

10.3	Amendment to the Denny's Corporation 2008 Omnibus Incentive Plan

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date: May 5, 2009	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: May 5, 2009	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller