Form 10-Q
period 2009-07-01
DENNYS CORP
filed 2009-08-04
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2009

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

Yes  ☐    No  ☑

As of July 30, 2009, 96,541,829 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	July 1, 2009	June 25, 2008	July 1, 2009	June 25, 2008
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$125,500	$163,233	$261,076	$332,826
Franchise and license revenue	30,313	27,039	60,497	53,442
Total operating revenue	155,813	190,272	321,573	386,268
Costs of company restaurant sales:
Product costs	29,306	39,032	61,589	80,979
Payroll and benefits	52,151	69,021	109,911	142,749
Occupancy	8,056	9,976	17,100	20,528
Other operating expenses	17,994	24,730	38,592	49,938
Total costs of company restaurant sales	107,507	142,759	227,192	294,194
Costs of franchise and license revenue	10,689	8,520	21,987	16,691
General and administrative expenses	15,907	15,537	29,754	31,152
Depreciation and amortization	8,015	9,892	16,727	20,133
Operating gains, losses and other charges, net	(3,751)	3,027	(3,453)	(5,686)
Total operating costs and expenses	138,367	179,735	292,207	356,484
Operating income	17,446	10,537	29,366	29,784
Other expenses:
Interest expense, net	8,239	8,883	16,730	18,084
Other nonoperating expense (income), net	(745)	(1,617)	(1,231)	3,759
Total other expenses, net	7,494	7,266	15,499	21,843
Net income before income taxes	9,952	3,271	13,867	7,941
Provision for income taxes	616	120	224	666
Net income	$9,336	$3,151	$13,643	$7,275

Net income per share:
Basic	$0.10	$0.03	$0.14	$0.08
Diluted	$0.09	$0.03	$0.14	$0.07

Weighted average shares outstanding:
Basic	96,113	95,017	96,079	94,922
Diluted	98,457	98,911	97,893	98,659

See accompanying notes to unaudited condensed consolidated financial statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	July 1, 2009	December 31, 2008
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$19,865	$21,042
Receivables, less allowance for doubtful accounts of $831 and $475, respectively	14,185	15,146
Inventories	4,383	5,455
Assets held for sale	3,100	2,285
Prepaid and other current assets	14,582	9,531
Total Current Assets	56,115	53,459

Property, net of accumulated depreciation of $264,174 and $284,933, respectively	140,513	159,978

Other Assets:
Goodwill	38,804	40,006
Intangible assets, net	57,091	58,832
Deferred financing costs, net	3,307	3,879
Other noncurrent assets	33,649	31,041
Total Assets	$329,479	$347,195

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$3,388	$1,403
Current maturities of capital lease obligations	3,506	3,535
Accounts payable	19,435	25,255
Other current liabilities	69,039	76,924
Total Current Liabilities	95,368	107,117

Long-Term Liabilities:
Notes and debentures, less current maturities	288,563	300,617
Capital lease obligations, less current maturities	19,912	22,084
Liability for insurance claims, less current portion	24,663	25,832
Deferred income taxes	12,624	12,345
Other noncurrent liabilities and deferred credits	46,076	53,237
Total Long-Term Liabilities	391,838	414,115
Total Liabilities	487,206	521,232

Commitments and contingencies

Total Shareholders' Deficit	(157,727)	(174,037)
Total Liabilities and Shareholders' Deficit	$329,479	$347,195

See accompanying notes to unaudited condensed consolidated financial statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
 (Unaudited)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 31, 2008	95,713	$957	$538,911	$(688,984)	$(24,921)	$(174,037)
Comprehensive income:
Net income	—	—	—	13,643	—	13,643
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	537	537
Comprehensive income	—	—	—	13,643	537	14,180
Share-based compensation on equity classified awards	—	—	2,106	—	—	2,106
Issuance of common stock for share-based compensation	437	4	(4)	—	—	—
Exercise of common stock options	23	—	24	—	—	24
Balance, July 1, 2009	96,173	$961	$541,037	$(675,341)	$(24,384)	$(157,727)

See accompanying notes to unaudited condensed consolidated financial statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Cash Flows from Operating Activities:
Net income	$13,643	$7,275
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	16,727	20,133
Operating gains, losses and other charges, net	(3,453)	(5,686)
Amortization of deferred financing costs	542	553
(Gain) loss on early extinguishment of debt	12	(30)
(Gain) loss on interest rate swap	(875)	3,048
Deferred income tax expense	278	295
Share-based compensation	2,702	1,662
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	1,242	2,072
Inventories	1,072	675
Other current assets	(5,051)	2,273
Other assets	(1,100)	(3,045)
Increase (decrease) in liabilities:
Accounts payable	(3,112)	(6,827)
Accrued salaries and vacations	(3,067)	(3,756)
Accrued taxes	(342)	(1,207)
Other accrued liabilities	(9,230)	(4,080)
Other noncurrent liabilities and deferred credits	(2,561)	(6,224)
Net cash flows provided by operating activities	7,427	7,131

Cash Flows from Investing Activities:
Purchase of property	(7,936)	(14,829)
Proceeds from disposition of property	13,030	18,008
Net cash flows provided by investing activities	5,094	3,179

Cash Flows from Financing Activities:
Long-term debt payments	(12,025)	(17,837)
Proceeds from exercise of stock options	24	512
Net bank overdrafts	(1,697)	(2,504)
Net cash flows used in financing activities	(13,698)	(19,829)

Decrease in cash and cash equivalents	(1,177)	(9,519)

Cash and Cash Equivalents at:
Beginning of period	21,042	21,565
End of period	$19,865	$12,046

See accompanying notes to unaudited condensed consolidated financial statements

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

Note 2.     Summary of Significant Accounting Policies

Effective July 1, 2009, we adopted Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events,” which was issued by the Financial Accounting Standards Board ("FASB") in May 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have a material impact on our Condensed Consolidated Financial Statements as of July 1, 2009. See Note 18.

Effective July 1, 2009, we adopted FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1did not have a material impact on our Condensed Consolidated Financial Statements.

Effective July 1, 2009, we adopted FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective July 1, 2009, we adopted FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2009, the first day of fiscal 2009, we adopted FASB Staff Position No. FSP FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” We will apply FSP FAS 142-3 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of FSP FAS 142-3 had no impact on our Condensed Consolidated Financial Statements.

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

Effective January 1, 2009, we adopted FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, "Accounting for Contingencies", to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of FSP FAS 141R-1 did not have a material impact on our Condensed Consolidated Financial Statements.

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2008.

Note 3.     Assets Held for Sale

Assets held for sale of $3.1 million and $2.3 million as of July 1, 2009 and December 31, 2008, respectively, include restaurants to be sold to franchisees and real estate to be sold to third parties. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 7) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties and restaurant operations to franchisees, net of a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant operations to franchisees. As of July 1, 2009, as a result of the mandatory prepayment requirements, we classified $2.1 million of our long-term debt as a current liability in our Condensed Consolidated Balance Sheet. This amount represents the required prepayment based on the net book value of the specified properties as of the balance sheet date less the remaining balance of the annual exclusion. As of December 31, 2008, no reclassification of long-term debt to current liabilities was required. As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.1 million and $0.4 million for the quarter and two quarters ended July 1, 2009. This expense is included as a component of operating gains, losses and other charges, net in our Condensed Consolidated Statements of Operations. There were no impairment charges recognized related to assets held for sale for the quarter or two quarters ended June 25, 2008.

Note 4.    Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the quarter ended July 1, 2009 are as follows:

(In thousands)
Balance at December 31, 2008	$40,006
Write-offs associated with sale of restaurants	(1,202)
Balance at July 1, 2009	$38,804

The following table reflects goodwill and intangible assets as of July 1, 2009 and December 31, 2008:

	July 1, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$38,804	$—	$40,006	$—

Intangible assets with indefinite lives:
Trade names	$42,445	$—	$42,438	$—
Liquor licenses	262	—	262	—
Intangible assets with definite lives:
Franchise and license agreements	51,344	37,057	55,332	39,303
Foreign license agreements	241	144	241	138
Intangible assets	$94,292	$37,201	$98,273	$39,441

Other assets with definite lives:
Software development costs	$32,476	$27,425	$31,979	$26,446

Note 5.     Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	July 1, 2009	June 25, 2008	July 1, 2009	June 25, 2008
	(In thousands)
Gains on sales of assets and other, net	$(3,508)	$(3,176)	$(4,032)	$(12,924)
Restructuring charges and exit costs	(673)	5,719	(244)	6,754
Impairment charges	430	484	823	484
Operating gains, losses and other charges, net	$(3,751)	$3,027	$(3,453)	$(5,686)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Quarter Ended July 1, 2009		Quarter Ended June 25, 2008
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$6,960	$2,343	$5,544	$2,201
Sales of other real estate assets	2,754	1,134	1,647	944
Recognition of deferred gains	—	31	—	31
Total	$9,714	$3,508	$7,191	$3,176

During the quarter ended July 1, 2009, as part of our Franchise Growth Initiative ("FGI"), we recognized $2.3 million of gains on the sale of 22 restaurant operations to eight franchisees for net proceeds of $7.0 million, which included a note receivable of $0.1 million. During the quarter ended June 25, 2008, we recognized $2.2 million of gains on the sale of 20 restaurant operations to seven franchisees for net proceeds of $5.5 million, which included a note receivable of $0.3 million and a $3.2 million receivable related to proceeds of a transaction that were collected immediately after the end of the period.

	Two Quarters Ended July 1, 2009		Two Quarters Ended June 25, 2008
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$11,751	$2,803	$21,999	$11,943
Sales of other real estate assets	2,754	1,134	1,622	919
Recognition of deferred gains	—	95	—	62
Total	$14,505	$4,032	$23,621	$12,924

During the two quarters ended July 1, 2009, as part of our FGI, we recognized $2.8 million of gains on the sale of 52 restaurant operations to ten franchisees for net proceeds of $11.8 million, which included a note receivable of $1.5 million. During the two quarters ended June 25, 2008, we recognized $11.9 million of gains on the sale of 41 restaurant operations to eleven franchisees for net proceeds of $22.0 million, which included notes receivable of $2.4 million and a $3.2 million receivable related to proceeds of a transaction that were collected immediately after the end of the period.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	July 1, 2009	June 25, 2008	July 1, 2009	June 25, 2008
	(In thousands)
Exit costs	$(795)	$815	$(745)	$1,655
Severance and other restructuring charges	122	4,904	501	5,099
Total restructuring and exit costs	$(673)	$5,719	$(244)	$6,754

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 31, 2008	$9,239
Provisions for units closed during the year (1)	—
Changes in estimates of accrued exit costs, net (1)	(745)
Payments, net of sublease receipts	(2,265)
Interest accretion	408
Balance at July 1, 2009	6,637
Less current portion included in other current liabilities	1,692
Long-term portion included in other noncurrent liabilities	$4,945

(1)	Included as a component of operating gains, losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2009	$1,074
2010	1,592
2011	1,273
2012	1,018
2013	743
Thereafter	2,025
Total	7,725
Less imputed interest	1,088
Present value of exit cost liabilities	$6,637

As of July 1, 2009 and December 31, 2008, we had accrued severance and other restructuring charges of $0.4 million and $1.2 million, respectively.  The balance as of July 1, 2009 is expected to be paid during the next 12 months.

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

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of July 1, 2009
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,056	$6,056	$—	$—	market approach
Natural gas contract liability	(540)	—	(540)	—	market approach
Interest rate swap liability	(3,133)	—	(3,133)	—	income approach
Total	$2,383	$6,056	$(3,673)	$—

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements as of July 1, 2009
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Impaired assets (1)	$—	$—	$—	$—	income approach
Assets held for sale (2)	563	—	563	—	market approach
Total	$563	$—	$563	$—

(1)	The assets measured for impairment were written down to a fair value of $0.
(2)
In addition to the $0.6 million in assets held for sale recorded at fair value, we classified an additional $2.5 million as assets held for sale, which are recorded at their carrying amount. See Note 3.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	July 1, 2009	December 31, 2008
	(In thousands)
Book value:
Fixed rate long-term debt	$175,299	$175,368
Variable rate long-term debt	116,652	126,652
Long term debt excluding capital lease obligations	$291,951	$302,020

Estimate fair value:
Fixed rate long-term debt	$172,673	$122,868
Variable rate long-term debt	116,652	126,652
Long term debt excluding capital lease obligations	$289,325	$249,520

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at July 1, 2009 and December 31, 2008 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012 (the "10% Notes").

Note 7.     Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $116.7 million term loan and an additional $37 million letter of credit facility (together, the "Credit Facility"). At July 1, 2009, we had outstanding letters of credit of $33.3 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at July 1, 2009. These balances result in availability of $3.7 million under our letter of credit facility and $50.0 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 114 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of July 1, 2009.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of our interest rate swap described below, the weighted-average interest rate under the term loan was 3.6% and 4.5% as of July 1, 2009 and June 25, 2008, respectively. Taking into consideration our interest rate swap the weighted-average interest rate under the term loan was 6.4% and 6.3% as of July 1, 2009 and June 25, 2008, respectively.

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

In accordance with hedge accounting, to the extent the swap was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap were reported as adjustments to other comprehensive income. At December 26, 2007, we determined that a portion of the underlying cash flows related to the swap (i.e., interest payments on $150 million of floating rate debt) were no longer probable of occurring over the term of the swap as a result of the probability of paying the debt down below $150 million. As a result, we discontinued hedge accounting treatment. The losses included in accumulated other comprehensive income as of December 26, 2007 are amortized to other nonoperating expense over the remaining term of the interest rate swap. See Note 11. Additionally, changes in the fair value of the swap are recorded in other nonoperating expense.

On March 26, 2008, we terminated $50 million notional amount of the interest rate swap. The termination resulted in a $2.4 million cash payment, which was made during the second quarter of 2008.

Natural Gas Hedge Contracts

We enter into natural gas hedge contracts in order to limit our exposure to price increases for natural gas. These pay fixed/receive floating agreements are based on NYMEX prices. As of July 1, 2009, the outstanding contracts represent approximately 86% of our anticipated natural gas purchases through October 2009. Realized gains (losses) on the contracts are recorded as utility cost which is a component of other operating expenses. The contracts are not accounted for under hedge accounting, therefore, changes in the contracts' fair value are recorded in other nonoperating expense. Under the terms of the natural gas hedge contracts, both parties may be required to provide collateral related to any liability positions held.  As of July 1, 2009, collateral of $1.7 million was held by the counterparty in an interest-bearing cash account.

The fair value of derivative instruments not designated as hedging instruments is included in the Condensed Consolidated Balance Sheets as follows:

	Interest Rate Swap	Natural Gas Contracts
	(In thousands)
July 1, 2009:
Other current liabilities	$(3,133)	$(540)
Other noncurrent liabilities and deferred credits	—	—
Fair value of derivative instrument	$(3,133)	$(540)

December 31, 2008:
Other current liabilities	$—	$(933)
Other noncurrent liabilities and deferred credits	(4,545)	—
Fair value of derivative instrument	$(4,545)	$(933)

Both the interest rate swap and the natural gas hedge contracts are currently in liability positions, therefore there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in our Condensed Consolidated Statements of Operations as a result of the interest rate swap and natural gas hedge contracts are as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2009	June 25, 2008	July 1, 2009	June 25, 2008
	(In thousands)
Realized gains (losses):
Interest rate swap - included as a component of interest expense	$(927)	$(526)	$(1,794)	$(542)
Natural gas contracts - included as a component of utility expense, which is included in other operating expenses	$(438)	$—	$(1,020)	$—

Unrealized gains (losses) included as a component of nonoperating expense:
Interest rate swap	$312	$1,583	$875	$(3,048)
Natural gas contracts	$400	$—	$406	$—

The unrealized gains (losses) related to the interest rate swap include both the changes in the fair value of the swap and the amortization of losses previously recorded in accumulated other comprehensive income.

Note 9.     Defined Benefit Plans

The components of net pension cost of our pension plan and other defined benefit plans are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	July 1, 2009	June 25, 2008	July 1, 2009	June 25, 2008
	(In thousands)
Service cost	$107	$87	$—	$—
Interest cost	862	851	38	48
Expected return on plan assets	(864)	(966)	—	—
Amortization of net loss	313	150	3	5
Net periodic benefit cost	$418	$122	$41	$53

	Pension Plan		Other Defined Benefit Plans
	Two Quarters Ended		Two Quarters Ended
	July 1, 2009	June 25, 2008	July 1, 2009	June 25, 2008
	(In thousands)
Service cost	$195	$175	$—	$—
Interest cost	1,726	1,694	76	97
Expected return on plan assets	(1,732)	(1,939)	—	—
Amortization of net loss	653	300	7	10
Net periodic benefit cost	$842	$230	$83	$107

We made contributions of $0.6 million and $0.9 million to our qualified pension plan in the two quarters ended July 1, 2009 and June 25, 2008, respectively. We made contributions of $0.1 million and $0.1 million to our other defined benefit plans during the two quarters ended July 1, 2009 and June 25, 2008, respectively. We expect to contribute an additional $0.8 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2009.

Additional minimum pension liability of $23.7 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income (Loss) as of July 1, 2009 and December 31, 2008.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2009	June 25, 2008	July 1, 2009	June 25, 2008
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$523	$168	$596	$39
Share based compensation related to equity classified awards:
Stock options	$364	$686	$506	$925
Restricted stock units	781	111	1,443	575
Board deferred stock units	149	67	157	123
Total share-based compensation related to equity classified awards	1,294	864	2,106	1,623
Total share-based compensation	$1,817	$1,032	$2,702	$1,662

Stock Options

During the two quarters ended July 1, 2009, we granted approximately 1.4 million stock options to certain employees. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the two quarters ended July 1, 2009 was $0.81. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the two quarters ended July 1, 2009:

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

As of July 1, 2009, we had approximately $2.2 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 2.2 years.

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

During the two quarters ended July 1, 2009, we made payments of $1.6 million (before taxes) in cash and issued 0.4 million shares of common stock related to restricted stock unit awards that vested as of December 31, 2008.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	July 1, 2009	December 31, 2008
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$1,429	$2,028
Other noncurrent liabilities	$553	$1,110

Equity classified restricted stock units:
Additional paid-in capital	$5,794	$5,073

As of July 1, 2009, we had approximately $3.3 million of unrecognized compensation cost (approximately $0.8 million for liability classified units and approximately $2.5 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.3 years.

Board Deferred Stock Units

During the two quarters ended July 1, 2009, we granted 0.1 million deferred stock units (which are equity classified) with a weighted-average grant date fair value of $2.25 per unit to non-employee members of our Board of Directors. These awards are restricted in that they may not be converted to shares until the recipient has ceased serving as a member of the Board of Directors for Denny's Corporation, at which time the awards automatically convert to shares of our common stock. During the quarter ended July 1, 2009, two board members did not stand for reelection. As a result, their deferred stock units were converted into shares of common stock.

Note 11.     Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income was $14.2 million and $7.8 million for the quarters ended July 1, 2009 and June 25, 2008, respectively.

The components of Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss are as follows:

	July 1, 2009	December 31, 2008
	(In thousands)
Additional minimum pension liability	$(23,734)	$(23,734)
Unrealized loss on interest rate swap	(650)	(1,187)
Accumulated other comprehensive loss	$(24,384)	$(24,921)

Note 12.     Income Taxes

The provision for income taxes was $0.6 million and $0.2 million for the quarter and two quarters ended July 1, 2009 compared with $0.1 million and $0.7 million for the quarter and two quarters ended June 25, 2008. The provision for income taxes for the first two quarters of 2009 and 2008 were determined using our effective rate estimated for the entire fiscal year. The reduction in our effective tax rate for the two quarters ended July 1, 2009 results primarily from the recognition of $0.7 million of current tax benefits related to the enactment of certain federal laws during the first quarter of 2009.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. For the quarter and two quarters ended June 25, 2008, we recognized less than $0.1 million and approximately $0.1 million of federal and state deferred tax expense with a corresponding reduction to goodwill in connection with fresh start reporting. The adoption of SFAS 141R during the first quarter of 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

Note 13.     Net Income (Loss) Per Share

	Quarter Ended		Two Quarters Ended
	July 1, 2009	June 25, 2008	July 1, 2009	June 25, 2008
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$9,336	$3,151	$13,643	$7,275

Denominator:
Denominator for basic net income per share – weighted average shares	96,113	95,017	96,079	94,922
Effect of dilutive securities:
Options	1,311	2,797	1,132	2,724
Restricted stock units and awards	1,033	1,097	682	1,013
Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions of dilutive securities	98,457	98,911	97,893	98,659

Basic net income per share	$0.10	$0.03	$0.14	$0.08
Diluted net income per share	$0.09	$0.03	$0.14	$0.07

Stock options excluded (1)	6,147	3,814	5,583	3,182
Restricted stock units and awards excluded (1)	420	—	420	—

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 14.     Supplemental Cash Flow Information

	Two Quarters Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Income taxes paid, net	$791	$668
Interest paid	$15,750	$17,540

Noncash investing activities:
Notes received in connection with disposition of property	$1,475	$2,390
Execution of direct financing leases	$2,275	$823
Net proceeds receivable from disposition of property	$—	$3,223

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,021	$771
Execution of capital leases	$35	$2,613

Note 15.     Related Party Transactions:

During the quarter and two quarters ended July 1, 2009 and the respective periods ended June 25, 2008, we sold company-owned restaurants to franchisees that are former employees, including a former executive. We received cash proceeds of $1.1 million and recognized losses of $0.1 million from these related party sales during the quarter and two quarters ended July 1, 2009.  We received cash proceeds of $0.7 million and $1.9 million and recognized losses of $0.4 million and $0.4 million from these related party sales during the quarter and two quarters ended June 25, 2008, respectively. In relation to these sales, we may enter into leases or subleases with the franchisees. These leases and subleases are entered into at fair market value.

Note 16.     Implementation of New Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement 162.” SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("U.S. GAAP"). The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. The Company expects to adopt the use of the Codification for the quarter ended September 30, 2009.  This will have an impact to the Company's financial statement disclosures, as all future references to authoritative accounting literature will be references in accordance with the Codification.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 ("SFAS 167"), "Amendments to FASB Interpretation No. 46(R)." SFAS 167 amends the guidance in FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, this Statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. We are required to adopt SFAS 167 in the first quarter of 2010. We are currently in the process of assessing the impact that the Statement may have on our Condensed Consolidated Financial Statements.

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

Note 17.     Commitments and Contingencies

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

Note 18.     Subsequent Events

Subsequent events have been evaluated through August 4, 2009, the date these financial statements were issued.  No events required disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of July 1, 2009 and results of operations for the quarter and two quarters ended July 1, 2009 compared to the quarter and two quarters ended June 25, 2008. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	July 1, 2009		June 25, 2008		July 1, 2009		June 25, 2008
	(Dollars in thousands)
Revenue:
Company restaurant sales	$125,500	80.5%	$163,233	85.8%	$261,076	81.2%	$332,826	86.2%
Franchise and license revenue	30,313	19.5%	27,039	14.2%	60,497	18.8%	53,442	13.8%
Total operating revenue	155,813	100.0%	190,272	100.0%	321,573	100.0%	386,268	100.0%

Costs of company restaurant sales (a):
Product costs	29,306	23.4%	39,032	23.9%	61,589	23.6%	80,979	24.3%
Payroll and benefits	52,151	41.6%	69,021	42.3%	109,911	42.1%	142,749	42.9%
Occupancy	8,056	6.4%	9,976	6.1%	17,100	6.5%	20,528	6.2%
Other operating expenses	17,994	14.3%	24,730	15.1%	38,592	14.8%	49,938	15.0%
Total costs of company restaurant sales	107,507	85.7%	142,759	87.5%	227,192	87.0%	294,194	88.4%

Costs of franchise and license revenue (a)	10,689	35.3%	8,520	31.5%	21,987	36.3%	16,691	31.2%

General and administrative expenses	15,907	10.2%	15,537	8.2%	29,754	9.3%	31,152	8.1%
Depreciation and amortization	8,015	5.1%	9,892	5.2%	16,727	5.2%	20,133	5.2%
Operating gains, losses and other charges	(3,751)	(2.4%)	3,027	1.6%	(3,453)	(1.1%)	(5,686)	(1.5%)
Total operating costs and expenses	138,367	88.8%	179,735	94.5%	292,207	90.9%	356,484	92.3%
Operating income	17,446	11.2%	10,537	5.5%	29,366	9.1%	29,784	7.7%
Other expenses:
Interest expense, net	8,239	5.3%	8,883	4.7%	16,730	5.2%	18,084	4.7%
Other nonoperating expense (income), net	(745)	(0.5%)	(1,617)	(0.8%)	(1,231)	(0.4%)	3,759	1.0%
Total other expenses, net	7,494	4.8%	7,266	3.8%	15,499	4.8%	21,843	5.7%
Net income before income taxes	9,952	6.4%	3,271	1.7%	13,867	4.3%	7,941	2.1%
Provision for income taxes	616	0.4%	120	0.1%	224	0.1%	666	0.2%
Net income	$9,336	6.0%	$3,151	1.7%	$13,643	4.2%	$7,275	1.9%

Other Data:
Company-owned average unit sales	$460		$442		$915		$875
Franchise average unit sales	357		368		719		735
Company-owned equivalent units (b)	272		369		285		380
Franchise equivalent units (b)	1,273		1,178		1,257		1,168
Same-store sales increase (decrease) (company- owned) (c)(d)	(2.7%)		(0.7%)		(1.1%)		0.0%
Guest check average increase (d)	2.3%		6.4%		1.3%		6.1%
Guest count decrease (d)	(4.9%)		(6.7%)		(2.5%)		(5.7%)
Same-store sales decrease (franchised and licensed units) (c) (d)	(4.7%)		(3.6%)		(3.1%)		(2.3%)
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

(d)	Prior year amounts have not been restated for 2009 comparable units.

Quarter Ended July 1, 2009 Compared with Quarter Ended June 25, 2008

Unit Activity

	Quarter Ended
	July 1, 2009	June 25, 2008
Company-owned restaurants, beginning of period	286	373
Units opened	—	2
Units sold to franchisees	(22)	(20)
Units closed	(1)	(1)
End of period	263	354

Franchised and licensed restaurants, beginning of period	1,260	1,177
Units opened	10	2
Units purchased from Company	22	20
Units closed	(11)	(8)
End of period	1,281	1,191
Total company-owned, franchised and licensed restaurants, end of period	1,544	1,545

Company Restaurant Operations

During the quarter ended July 1, 2009, we realized a 2.7% decrease in same-store sales, comprised of a 2.3% increase in guest check average and a 4.9% decrease in guest counts. Company restaurant sales decreased $37.7 million, or 23.1%, resulting from a 97 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees as part of our Franchise Growth Initiative ("FGI").

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.7% from 87.5%. Product costs decreased to 23.4% from 23.9% due to price increases taken to help offset commodity inflation. Payroll and benefits decreased to 41.6% from 42.3% primarily as a result of a decrease in management labor and improved scheduling of restaurant staff, partially offset by an increase in incentive compensation. Occupancy costs increased to 6.4% from 6.1% primarily due to changes in the portfolio of company-owned restaurants and the decrease in same-store sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	July 1, 2009		June 25, 2008
	(Dollars in thousands)
Utilities	$5,584	4.4%	$8,080	4.9%
Repairs and maintenance	2,533	2.0%	3,607	2.2%
Marketing	4,812	3.8%	5,592	3.4%
Legal settlement costs	—	0.0%	487	0.3%
Other direct costs	5,065	4.0%	6,964	4.3%
Other operating expenses	$17,994	14.3%	$24,730	15.1%

Utilities decreased by 0.5 percentage points primarily due to lower natural gas costs during the quarter ended July 1, 2009. Marketing increased by 0.4 percentage points primarily as a result of the establishment of local advertising cooperatives during 2008 and 2009. The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	July 1, 2009		June 25, 2008
	(Dollars in thousands)
Royalties	$17,991	59.4%	$17,156	63.5%
Initial and other fees	1,287	4.2%	1,056	3.9%
Occupancy revenue	11,035	36.4%	8,827	32.6%
Franchise and license revenue	$30,313	100.0%	$27,039	100.0%

Occupancy costs	8,586	28.3%	6,886	25.5%
Other direct costs	2,103	7.0%	1,634	6.0%
Costs of franchise and license revenue	$10,689	35.3%	$8,520	31.5%

Royalties increased by $0.8 million, or 4.9%, primarily resulting from a 95 equivalent unit increase in franchised and licensed units, as compared to the prior year, offset by the effects of a 4.7% decrease in same-store sales. The increase in equivalent units resulted from the sale of company-owned restaurants to franchisees. The increase in initial fees of $0.2 million, or 21.9%, primarily results from the opening of ten franchise restaurants during the second quarter of 2009 as compared to the opening of two franchise restaurants during the second quarter of 2008. The increase in occupancy revenue of $2.2 million, or 25.0%, is primarily the result of the sale of restaurants to franchisees during 2008 and 2009.

Costs of franchise and license revenue increased by $2.2 million, or 25.5%. The increase in occupancy costs of $1.7 million, or 24.7%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $0.5 million, or 28.7%, due primarily to $0.1 million of costs related to our March Madness promotion and costs related to the increased number of restaurant openings during 2009. Occupancy costs as a percentage of occupancy revenue are generally higher than other direct costs as a percentage of royalties and fees. Therefore, as occupancy revenue increases as a percentage of total franchise and license revenue, the cost of franchise and license revenue as a percentage of franchise and license revenue will increase.  As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 35.3% for the quarter ended July 1, 2009 from 31.5% for the quarter ended June 25, 2008.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Share-based compensation	$1,817	$1,032
Other general and administrative expenses	14,090	14,505
Total general and administrative expenses	$15,907	$15,537

The increase in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of July 1, 2009. The $0.4 million decrease in other general and administrative expenses is the result of decreased staffing attributable to the new organizational structure implemented during the second quarter of 2008, offset by a $1.7 million increase in incentive compensation and a $0.5 million increase in expense related to our deferred compensation plan.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Depreciation of property and equipment	$6,028	$7,669
Amortization of capital lease assets	678	827
Amortization of intangible assets	1,309	1,396
Total depreciation and amortization expense	$8,015	$9,892

The overall decrease in depreciation and amortization expense is due to the sale of company-owned restaurants to franchisees during fiscal 2008 and 2009.

Operating gains, losses and other charges, net represent gains or losses on the sales of assets, restructuring charges, exit costs and impairment charges and were comprised of the following:

	Quarter Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Gains on sales of assets and other, net	$(3,508)	$(3,176)
Restructuring charges and exit costs	(673)	5,719
Impairment charges	430	484
Operating gains, losses and other charges, net	$(3,751)	$3,027

During the quarter ended July 1, 2009, as part of our FGI, we recognized $2.3 million of gains on the sale of 22 restaurant operations to eight franchisees for net proceeds of $7.0 million. During the quarter ended June 25, 2008, we recognized $2.2 million of gains on the sale of 20 restaurant operations to seven franchisees for net proceeds of $5.5 million, which included a note receivable of $0.3 million and a $3.2 million receivable related to proceeds of a transaction that were collected immediately after the end of the period. The remaining gains for the two periods resulted from the recognition of gain on the sale of other real estate assets and deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Exit costs	$(795)	$815
Severance and other restructuring charges	122	4,904
Total restructuring and exit costs	$(673)	$5,719

The benefit in exit costs for the quarter ended July 1, 2009 related to the favorable termination of certain leases related to closed restaurants. During the quarter ended June 25, 2008, we recognized $4.3 million in severance and other restructuring charges related to a reorganization to support our ongoing transition to a franchise-focused business model. The reorganization led to the elimination of approximately 50 positions.

Impairment charges for the quarters ended July 1, 2009 and June 25, 2008 generally relate to underperforming restaurants as well as restaurants and real estate held for sale.

Operating income was $17.4 million for the quarter ended July 1, 2009 compared with $10.5 million for the quarter ended June 25, 2008.

Interest expense, net is comprised of the following:

	Quarter Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	2,118	2,355
Interest on capital lease liabilities	932	915
Letters of credit and other fees	398	504
Interest income	(442)	(228)
Total cash interest	7,369	7,909
Amortization of deferred financing costs	271	277
Interest accretion on other liabilities	599	697
Total interest expense, net	$8,239	$8,883

The decrease in interest expense resulted primarily from the repayment of $25.9 million of term loan debt during 2008.

Other nonoperating income, net was $0.7 million for the quarter ended July 1, 2009 compared with other nonoperating income of $1.6 million for the quarter ended June 25, 2008. The decrease in other nonoperating income primarily relates to the recognition of unrealized gains and losses related to the interest rate swap.

The provision for income taxes was $0.6 million for the quarter ended July 1, 2009 compared with a provision for income taxes of $0.1 million for the quarter ended June 25, 2008. The provision for income taxes for the second quarters of 2009 and 2008 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. The adoption of SFAS 141R during the first quarter of 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

Net income was $9.3 million for the quarter ended July 1, 2009 compared with net income of $3.2 million for the quarter ended June 25, 2008 due to the factors noted above.

Two Quarters Ended July 1, 2009 Compared with Two Quarters Ended June 25, 2008

	Two Quarters Ended
	July 1, 2009	June 25, 2008
Company-owned restaurants, beginning of period	315	394
Units opened	1	3
Units sold to franchisees	(52)	(41)
Units closed	(1)	(2)
End of period	263	354

Franchised and licensed restaurants, beginning of period	1,226	1,152
Units opened	20	11
Units purchased from Company	52	41
Units closed	(17)	(13)
End of period	1,281	1,191
Total company-owned, franchised and licensed restaurants, end of period	1,544	1,545

Company Restaurant Operations

During the two quarters ended July 1, 2009, we realized a 1.1% decrease in same-store sales, comprised of a 1.3% increase in guest check average and a 2.5% decrease in guest counts. Company restaurant sales decreased $71.8 million, or 21.6%, resulting from a 95 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees as part of our Franchise Growth Initiative ("FGI").

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 87.0% from 88.4%. Product costs decreased to 23.6% from 24.3% due to favorable shifts in menu mix and price increases taken to help offset commodity inflation. Payroll and benefits decreased to 42.1% from 42.9% primarily as a result of a decrease in management labor and improved scheduling of restaurant staff offset by an increase in incentive compensation. Occupancy costs increased to 6.5% from 6.2% primarily due to changes in the portfolio of company-owned restaurants and the decrease in same-store sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Two Quarters Ended
	July 1, 2009		June 25, 2008
	(Dollars in thousands)
Utilities	$12,433	4.8%	$16,345	4.9%
Repairs and maintenance	5,098	2.0%	7,265	2.2%
Marketing	9,594	3.7%	11,229	3.4%
Legal	355	0.1%	872	0.3%
Other direct costs	11,112	4.3%	14,227	4.3%
Other operating expenses	$38,592	14.8%	$49,938	15.0%

Utilities decreased by 0.1 percentage points primarily due to lower natural gas costs during the two quarters ended July 1, 2009.  Marketing increased by 0.3 percentage points primarily as a result of the establishment of local advertising cooperatives during 2008 and 2009. The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Two Quarters Ended
	July 1, 2009		June 25, 2008
	(Dollars in thousands)
Royalties	$35,885	59.3%	$33,992	63.6%
Initial fees	2,906	4.8%	2,262	4.2%
Occupancy revenue	21,706	35.9%	17,188	32.2%
Franchise and license revenue	$60,497	100.0%	$53,442	100.0%

Occupancy costs	16,608	27.4%	13,407	25.1%
Other direct costs	5,379	8.9%	3,284	6.1%
Costs of franchise and license revenue	$21,987	36.3%	$16,691	31.2%

Royalties increased by $1.9 million, or 5.6%, primarily resulting from an 89 equivalent-unit increase in franchised and licensed units, as compared to the prior year period, offset by the effects of a 3.1% decrease in same-store sales. The increase in equivalent-units resulted from the sale of company-owned restaurants to franchisees. The increase in initial fees of $0.6 million, or 28.5%, primarily results from the opening of 20 franchise restaurants and the sale of 52 restaurants to franchisees during the two quarters ended July 1, 2009 as compared to the opening of 11 franchise restaurants and the sale of 41 restaurants to franchisees during the two quarters ended June 25, 2008. The increase in occupancy revenue of $4.5 million, or 26.3%, is also primarily the result of the sale of company-owned restaurants to franchisees.

Costs of franchise and license revenue increased by $5.3 million, or 31.7%. The increase in occupancy costs of $3.2 million, or 23.9%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $2.1 million, or 63.8% due primarily to $1.1 million of franchise-related costs associated with our Super Bowl promotion during the first quarter of 2009.  Additionally, during the first quarter of 2009, we recorded $0.3 million of bad debt expense. Occupancy costs as a percentage of occupancy revenue are generally higher than other direct costs as a percentage of royalties and fees. Therefore, as occupancy revenue increases as a percentage of total franchise and license revenue, the cost of franchise and license revenue as a percentage of franchise and license revenue will increase.  As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 36.3% for the two quarters ended July 1, 2009 from 31.2% for the two quarters ended June 25, 2008.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Two Quarters Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Share-based compensation	$2,702	$1,662
General and administrative expenses	27,052	29,490
Total general and administrative expenses	$29,754	$31,152

The increase in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of July 1, 2009. The $2.4 million decrease in other general and administrative expenses is the result of decreased staffing attributable to the new organizational structure implemented during the second quarter of 2008, offset by a $2.0 million increase in incentive compensation and a $0.7 million increase in expense related to our deferred compensation plan.

Depreciation and amortization is comprised of the following:

	Two Quarters Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Depreciation of property and equipment	$12,604	$15,541
Amortization of capital lease assets	1,396	1,670
Amortization of intangible assets	2,727	2,922
Total depreciation and amortization expense	$16,727	$20,133

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2008 and 2009.

Operating gains, losses and other charges, net are comprised of the following:

	Two Quarters Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Gains on sales of assets and other, net	$(4,032)	$(12,924)
Restructuring charges and exit costs	(244)	6,754
Impairment charges	823	484
Operating gains, losses and other charges, net	$(3,453)	$(5,686)

During the two quarters ended July 1, 2009, as part of our FGI, we recognized $2.8 million of gains on the sale of 52 restaurant operations to ten franchisees for net proceeds of $11.8 million, which included notes receivable of $1.5 million. During the two quarters ended June 25, 2008, we recognized $11.9 million of gains on the sale of 41 restaurant operations to eleven franchisees for net proceeds of $22.0 million, which included notes receivable of $2.4 million and a $3.2 million receivable related to proceeds of a transaction that were collected immediately after the end of the period. The remaining gains for the two periods resulted from the recognition of gain on the sale of other real estate assets and deferred gains.

 Restructuring charges and exit costs were comprised of the following:

	Two Quarters Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Exit costs	$(745)	$1,655
Severance and other restructuring charges	501	5,099
Total restructuring and exit costs	$(244)	$6,754

The benefit in exit costs for the two quarters ended July 1, 2009 related to the favorable termination of certain leases related to closed restaurants. During the two quarters ended June 25, 2008, we recognized $4.3 million in severance and other restructuring charges related to a reorganization to support our ongoing transition to a franchise-focused business model. The reorganization led to the elimination of approximately 50 positions.

Impairment charges for the two quarters ended July 1, 2009 and June 25, 2008 generally relate to underperforming restaurants as well as restaurants and real estate held for sale.

Operating income was $29.4 million for the two quarters ended July 1, 2009 compared with $29.8 million for the two quarters ended June 25, 2008.

Interest expense, net is comprised of the following:

	Two Quarters Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Interest on senior notes	$8,726	$8,726
Interest on credit facilities	4,299	5,019
Interest on capital lease liabilities	1,896	1,858
Letters of credit and other fees	859	997
Interest income	(830)	(501)
Total cash interest	14,950	16,099
Amortization of deferred financing costs	542	554
Interest accretion on other liabilities	1,238	1,431
Total interest expense, net	$16,730	$18,084

The decrease in interest expense resulted primarily from the repayment of $25.9 million of term loan debt during 2008.

Other nonoperating income, net was $1.2 million for the two quarters ended July 1, 2009 compared with other nonoperating expense of $3.8 million for the two quarters ended June 25, 2008. The nonoperating expense for the 2008 period resulted primarily from the discontinuance of hedge accounting related to the interest rate swap.

The provision for income taxes was $0.2 million for the two quarters ended July 1, 2009 compared with $0.7 million for the two quarters ended June 25, 2008. The provision for income taxes for the first two quarters of 2009 and 2008 were determined using our effective rate estimated for the entire fiscal year. The reduction in our effective tax rate for the two quarters ended July 1, 2009 results primarily from the recognition of $0.7 million of current tax benefits related to the enactment of certain federal laws during the first quarter of 2009. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. For the two quarters ended June 25, 2008, we recognized approximately $0.1 million of federal and state deferred tax expense with a corresponding reduction to goodwill in connection with fresh start reporting. The adoption of SFAS 141R during the first quarter of 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

Net income was $13.6 million for the two quarters ended July 1, 2009 compared with $7.3 million for the two quarters ended June 25, 2008 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our Credit Facility (as defined in Note 7 to our Condensed Consolidated Financial Statements) and, in recent years, cash proceeds from the sale of surplus properties and sales of restaurant operations to franchisees, to the extent allowed by our Credit Facility. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Net cash provided by operating activities	$7,427	$7,131
Net cash provided by investing activities	5,094	3,179
Net cash used in financing activities	(13,698)	(19,829)
Net decrease in cash and cash equivalents	$(1,177)	$(9,519)

The increase in operating cash flows primarily resulted from the increase in net income, offset by the runoff of working capital deficit following the sale of restaurant operations to franchisees and the timing of certain operating expense payments. We believe that our estimated cash flows from operations for 2009, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $5.1 million for the two quarters ended July 1, 2009. These cash flows primarily represent net proceeds of $13.0 million on sales of restaurant operations to franchisees and the sale of other real estate assets. The proceeds were offset by capital expenditures of $8.0 million, of which $0.1 million was financed through capital leases. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling and our strategic initiatives, as follows:

	Two Quarters Ended
	July 1, 2009	June 25, 2008
	(In thousands)
Facilities	$2,904	$4,994
New construction	1,819	3,756
Remodeling	1,253	4,436
Strategic initiatives	836	1,557
Corporate and other	1,124	86
Capital expenditures	$7,936	$14,829

We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments.

Cash flows used in financing activities were $13.7 million for the two quarters ended July 1, 2009, which included $9.4 million of term loan prepayments and $0.6 million of scheduled term loan payments made through a combination of asset sale proceeds, as noted above, and cash generated from operations.

Our Credit Facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $116.7 million term loan and an additional $37 million letter of credit facility. At July 1, 2009, we had outstanding letters of credit of $33.3 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at July 1, 2009. These balances result in availability of $3.7 million under our letter of credit facility and $50.0 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 114 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of July 1, 2009.

As of July 1, 2009, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. As of July 1, 2009, the weighted-average interest rate under the term loan, exclusive of our interest rate swap on $100 million of the term loan, was 3.6%. Inclusive of our interest rate swap, the weighted-average interest rate under the term loan as of July 1, 2009 was 6.4%.

Our working capital deficit was $39.3 million at July 1, 2009 compared with $53.7 million at December 31, 2008. The decrease in working capital deficit resulted primarily from the sale of company-owned restaurants to franchisees during 2008 and 2009. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

See Notes 2 and 16 to our Condensed Consolidated Financial Statements.

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

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows attributable to interest payments on our variable rate debt through March 30, 2010. Under the terms of the swap, through March 26, 2008, we paid a fixed rate of 4.8925% on the $150 million notional amount and received payments from the counterparties based on the 3-month LIBOR rate, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. On March 26, 2008, we terminated $50 million of the notional amount of the interest rate swap. As of July 1, 2009, the swap effectively increases our ratio of fixed rate debt from approximately 60% of total debt to approximately 94% of total debt.

Based on the levels of borrowings under the Credit Facility at July 1, 2009, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facility at July 1, 2009. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $172.7 million, compared with a book value of $175.3 million at July 1, 2009. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheet at July 1, 2009 relates primarily to market quotations for our 10% Notes.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Denny’s Corporation was held on Wednesday, May 20, 2009, and the following matters were voted on by the stockholders of Denny’s Corporation:

(i)	Election of Directors
	Name	Votes For	Votes Against	Votes Abstained

	Brenda J. Lauderback	77,222,844	8,026,892	148,801
	Nelson J. Marchioli	84,316,558	952,540	129,439
	Robert E. Marks	84,783,453	481,204	133,880
	Louis P. Neeb	84,326,626	935,700	136,211
	Donald C. Robinson	84,373,260	890,687	134,590
	Donald R. Shepherd	84,255,531	1,009,131	133,875
	Debra Smithart-Oglesby	84,353,147	923,528	121,862

(ii)	Ratification of the Selection of KPMG LLP as the independent registered public accounting firm for the fiscal year ending December 30, 2009
	Votes For	Votes Against	Votes Abstaining

	84,510,964	800,100	87,473

(iii)	Stockholder Proposal encouraging Denny's Corporation to commit to selling at least 10 percent cage-free eggs by volume.
	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

	1,221,534	58,125,188	14,860,352	11,191,463

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement dated May 1, 2009 between Denny's Corporation, Denny's Inc. and Nelson J. Marchioli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2009)

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation and F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY'S CORPORATION

Date: August 4, 2009	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: August 4, 2009	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller