Form 10-Q
period 2009-09-30
DENNYS CORP
filed 2009-10-30
CIK 852772

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes  ☐    No  ☑

As of October 27, 2009, 96,605,496 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 30, 2009	September 24, 2008	September 30, 2009	September 24, 2008
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$116,579	$160,608	$377,655	$493,434
Franchise and license revenue	29,485	28,667	89,982	82,109
Total operating revenue	146,064	189,275	467,637	575,543
Costs of company restaurant sales:
Product costs	26,924	38,811	88,513	119,790
Payroll and benefits	44,712	65,582	154,623	208,331
Occupancy	7,808	9,475	24,908	30,003
Other operating expenses	18,147	25,384	56,739	75,322
Total costs of company restaurant sales	97,591	139,252	324,783	433,446
Costs of franchise and license revenue	10,308	8,757	32,295	25,448
General and administrative expenses	14,313	14,894	44,067	46,046
Depreciation and amortization	7,865	9,977	24,592	30,110
Operating gains, losses and other charges, net	(2,648)	(4,294)	(6,101)	(9,980)
Total operating costs and expenses	127,429	168,586	419,636	525,070
Operating income	18,635	20,689	48,001	50,473
Other expenses:
Interest expense, net	8,117	8,761	24,847	26,845
Other nonoperating expense (income), net	(363)	677	(1,594)	4,436
Total other expenses, net	7,754	9,438	23,253	31,281
Net income before income taxes	10,881	11,251	24,748	19,192
Provision for income taxes	848	689	1,072	1,355
Net income	$10,033	$10,562	$23,676	$17,837

Net income per share:
Basic	$0.10	$0.11	$0.25	$0.19
Diluted	$0.10	$0.11	$0.24	$0.18

Weighted average shares outstanding:
Basic	96,506	95,333	96,221	95,059
Diluted	99,158	98,332	98,295	99,191

See accompanying notes to unaudited condensed consolidated financial statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$29,886	$21,042
Receivables, less allowance for doubtful accounts of $786 and $475, respectively	12,620	15,146
Inventories	4,141	5,455
Assets held for sale	5,019	2,285
Prepaid and other current assets	14,223	9,531
Total Current Assets	65,889	53,459

Property, net of accumulated depreciation of $262,533 and $284,933, respectively	134,777	159,978

Other Assets:
Goodwill	38,342	40,006
Intangible assets, net	55,997	58,832
Deferred financing costs, net	3,011	3,879
Other noncurrent assets	32,702	31,041
Total Assets	$330,718	$347,195

Liabilities and Shareholders' Deficit
Current Liabilities:
Current maturities of notes and debentures	$2,431	$1,403
Current maturities of capital lease obligations	3,549	3,535
Accounts payable	17,550	25,255
Other current liabilities	72,260	76,924
Total Current Liabilities	95,790	107,117

Long-Term Liabilities:
Notes and debentures, less current maturities	279,496	300,617
Capital lease obligations, less current maturities	20,125	22,084
Liability for insurance claims, less current portion	23,780	25,832
Deferred income taxes	12,995	12,345
Other noncurrent liabilities and deferred credits	45,262	53,237
Total Long-Term Liabilities	381,658	414,115
Total Liabilities	477,448	521,232

Commitments and contingencies

Total Shareholders’ Deficit	(146,730)	(174,037)
Total Liabilities and Shareholders’ Deficit	$330,718	$347,195

See accompanying notes to unaudited condensed consolidated financial statements.

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
(Unaudited)

	Common Stock				Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 31, 2008	95,713	$957	$538,911	$(688,984)	$(24,921)	$(174,037)
Comprehensive income:
Net income	—	—	—	23,676	—	23,676
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	773	773
Comprehensive income	—	—	—	23,676	773	24,449
Share-based compensation on equity classified awards	—	—	2,756	—	—	2,756
Issuance of common stock for share-based compensation	806	8	(8)	—	—	—
Exercise of common stock options	86	1	101	—	—	102
Balance, September 30, 2009	96,605	$966	$541,760	$(665,308)	$(24,148)	$(146,730)

See accompanying notes to unaudited condensed consolidated financial statements.

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Cash Flows from Operating Activities:
Net income	$23,676	$17,837
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	24,592	30,110
Operating gains, losses and other charges, net	(6,101)	(9,980)
Amortization of deferred financing costs	811	827
(Gain) loss on early extinguishment of debt	40	(30)
(Gain) loss on interest rate swap	(1,486)	3,094
Deferred income tax expense	650	565
Share-based compensation	3,899	2,511
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	3,313	3,009
Inventories	1,314	1,066
Other current assets	(4,691)	(3,367)
Other assets	(2,175)	(2,909)
Increase (decrease) in liabilities:
Accounts payable	(2,949)	(9,416)
Accrued salaries and vacations	(3,009)	(8,225)
Accrued taxes	1,105	794
Other accrued liabilities	(7,107)	(8,310)
Other noncurrent liabilities and deferred credits	(4,482)	(9,622)
Net cash flows provided by operating activities	27,400	7,954

Cash Flows from Investing Activities:
Purchase of property	(12,484)	(21,173)
Proceeds from disposition of property	20,730	31,391
Net cash flows provided by investing activities	8,246	10,218

Cash Flows from Financing Activities:
Long-term debt payments	(22,906)	(19,208)
Proceeds from exercise of stock options	102	980
Tax withholding on share-based payments	(253)	—
Net bank overdrafts	(3,745)	(87)
Net cash flows used in financing activities	(26,802)	(18,315)

Increase (decrease) in cash and cash equivalents	8,844	(143)

Cash and Cash Equivalents at:
Beginning of period	21,042	21,565
End of period	$29,886	$21,422

See accompanying notes to unaudited condensed consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At September 30, 2009, the Denny’s brand consisted of 1,545 restaurants, 1,289 (83%) of which were franchised/licensed restaurants and 256 (17%) of which were company-owned and operated.

The following table shows the unit activity for the quarter and three quarters ended September 30, 2009 and September 24, 2008:

	Quarter Ended		Three Quarters Ended
	September 30, 2009	September 24, 2008	September 30, 2009	September 24, 2008
Company-owned restaurants, beginning of period	263	354	315	394
Units opened	—	—	1	3
Units sold to franchisees	(7)	(21)	(59)	(62)
Units closed	—	(1)	(1)	(3)
End of period	256	332	256	332

Franchised and licensed restaurants, beginning of period	1,281	1,191	1,226	1,152
Units opened	9	8	29	19
Units purchased from Company	7	21	59	62
Units closed	(8)	(14)	(25)	(27)
End of period	1,289	1,206	1,289	1,206
Total company-owned, franchised and licensed restaurants, end of period	1,545	1,538	1,545	1,538

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

Note 2.   Summary of Significant Accounting Policies

Effective September 30, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“FASB ASC”) 105-10-05 (Prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement 162”), which provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("U.S. GAAP"). The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. The adoption of FASB ASC 105-10-05 impacted the Company's financial statement disclosures, as all references to authoritative accounting literature will be in accordance with the Codification.

Effective July 1, 2009, we adopted FASB ASC 855-10 (Prior authoritative literature: SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The adoption of FASB ASC 855-10 did not have a material impact on our Condensed Consolidated Financial Statements. See Note 18.

Effective July 1, 2009, we adopted FASB ASC 825-10-65 (Prior authoritative literature: FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective July 1, 2009, we adopted FASB ASC 320-10-65 (Prior authoritative literature: FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FASB ASC 320-10-65 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective July 1, 2009, we adopted FASB ASC 820-10-65 (Prior authoritative literature: FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FASB ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FASB ASC 820-10-65 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2009, the first day of fiscal 2009, we adopted FASB ASC 350-30 and FASB ASC 275-10-50 (Prior authoritative literature, FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. We will apply these FASB ASCs prospectively to intangible assets acquired subsequent to the adoption date. The adoption of FASB ASC 350-30 and FASB ASC 275-10-50 had no impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2009, we adopted FASB ASC 815-10-65 (Prior authoritative literature: SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses.  This FASB ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of FASB ASC 815-10-65 did not have a material impact on our Condensed Consolidated Financial Statements. See Note 8.

During 2008, we adopted FASB ASC 820-10 (Prior authoritative literature: FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, we adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on our Condensed Consolidated Financial Statements. See Note 6.

Effective January 1, 2009, we adopted FASB ASC 810-10-65 (Prior authoritative literature: SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this FASB ASC requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of FASB ASC 810-10-65 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2009, we adopted FASB ASC 805-10, (Prior authoritative literature: SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. We will apply FASB ASC 805-10 to any business combinations subsequent to adoption. In addition, this FASB ASC requires that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. See Note 12.

Effective January 1, 2009, we adopted FASB ASC 805-20 (Prior authoritative literature: FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends FASB ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on contingencies to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of FASB ASC 805-20 did not have a material impact on our Condensed Consolidated Financial Statements.

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2008.

Note 3.   Assets Held for Sale

Assets held for sale of $5.0 million and $2.3 million as of September 30, 2009 and December 31, 2008, respectively, include restaurants to be sold to franchisees and real estate to be sold to third parties. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 7) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties, restaurant assets and restaurant operations to franchisees, net of a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant operations to franchisees and a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant assets. As of September 30, 2009, as a result of the mandatory prepayment requirements, we classified $1.3 million of our long-term debt as a current liability in our Condensed Consolidated Balance Sheet. This amount represents the required prepayment based on the net book value of the specified properties as of the balance sheet date less the remaining balance of the annual exclusion. As of December 31, 2008, no reclassification of long-term debt to current liabilities was required.

As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.4 million for the three quarters ended September 30, 2009 and $0.2 million for the quarter and three quarters ended September 24, 2008. This expense is included as a component of operating gains, losses and other charges, net in our Condensed Consolidated Statements of Operations.

Note 4.    Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the three quarters ended September 30, 2009 are as follows:

(In thousands)
Balance at December 31, 2008	$40,006
Write-offs associated with sale of restaurants	(1,664)
Balance at September 30, 2009	$38,342

The following table reflects goodwill and intangible assets as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$38,342	$—	$40,006	$—

Intangible assets with indefinite lives:
Trade names	$42,450	$—	$42,438	$—
Liquor licenses	262	—	262	—
Intangible assets with definite lives:
Franchise and license agreements	50,786	37,594	55,332	39,303
Foreign license agreements	241	148	241	138
Intangible assets	$93,739	$37,742	$98,273	$39,441

Other assets with definite lives:
Software development costs	$32,630	$27,888	$31,979	$26,446

Note 5.     Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 30, 2009	September 24, 2008	September 30, 2009	September 24, 2008
	(In thousands)
Gains on sales of assets and other, net	$(3,127)	$(5,290)	$(7,159)	$(18,214)
Restructuring charges and exit costs	479	752	235	7,506
Impairment charges	—	244	823	728
Operating gains, losses and other charges, net	$(2,648)	$(4,294)	$(6,101)	$(9,980)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Quarter Ended September 30, 2009		Quarter Ended September 24, 2008
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$2,136	$580	$8,242	$3,496
Sales of other real estate assets	5,753	2,437	2,198	1,764
Recognition of deferred gains	—	110	—	30
Total	$7,889	$3,127	$10,440	$5,290

During the quarter ended September 30, 2009, as part of our Franchise Growth Initiative ("FGI"), we recognized $0.6 million of gains on the sale of seven restaurant operations to four franchisees for net proceeds of $2.1 million. During the quarter ended September 24, 2008, we recognized $3.5 million of gains on the sale of 21 restaurant operations to six franchisees for net proceeds of $8.2 million, which included a note receivable of $0.3 million.

	Three Quarters Ended September 30, 2009		Three Quarters Ended September 24, 2008
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$13,887	$3,383	$30,241	$15,439
Sales of other real estate assets	8,507	3,571	3,820	2,683
Recognition of deferred gains	—	205	—	92
Total	$22,394	$7,159	$34,061	$18,214

During the three quarters ended September 30, 2009, as part of our FGI, we recognized $3.4 million of gains on the sale of 59 restaurant operations to 14 franchisees for net proceeds of $13.9 million, which included notes receivable of $1.5 million. During the three quarters ended September 24, 2008, we recognized $15.4 million of gains on the sale of 62 restaurant operations to 17 franchisees for net proceeds of $30.2 million, which included notes receivable of $2.7 million.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 30, 2009	September 24, 2008	September 30, 2009	September 24, 2008
	(In thousands)
Exit costs	$376	$821	$(369)	$2,476
Severance and other restructuring charges	103	(69)	604	5,030
Total restructuring and exit costs	$479	$752	$235	$7,506

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 31, 2008	$9,239
Provisions for units closed during the year (1)	149
Changes in estimates of accrued exit costs, net (1)	(518)
Payments, net of sublease receipts	(2,966)
Interest accretion	562
Balance at September 30, 2009	6,466
Less current portion included in other current liabilities	1,698
Long-term portion included in other noncurrent liabilities	$4,768

(1)	Included as a component of operating gains, losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2009	$544
2010	1,776
2011	1,322
2012	1,057
2013	766
Thereafter	2,076
Total	7,541
Less imputed interest	1,075
Present value of exit cost liabilities	$6,466

As of September 30, 2009 and December 31, 2008, we had accrued severance and other restructuring charges of $0.1 million and $1.2 million, respectively.  The balance as of September 30, 2009 is expected to be paid during the next 12 months.

Note 6.     Fair Value of Financial Instruments

Effective December 27, 2007, the first day of fiscal 2008, we adopted the Codification's guidance on fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Effective January 1, 2009, the first day of fiscal 2009, we applied the Codification's guidance on fair value measurements to nonfinancial assets and liabilities.

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,319	$5,319	$—	$—	market approach
Interest rate swap liability	(2,287)	—	(2,287)	—	income approach
Total	$3,032	$5,319	$(2,287)	$—

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Book value:
Fixed rate long-term debt	$175,275	$175,368
Variable rate long-term debt	106,652	126,652
Long term debt excluding capital lease obligations	$281,927	$302,020

Estimate fair value:
Fixed rate long-term debt	$178,232	$122,868
Variable rate long-term debt	106,652	126,652
Long term debt excluding capital lease obligations	$284,884	$249,520

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012 (the "10% Notes").

Note 7.   Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $106.7 million term loan and an additional $37 million letter of credit facility (together, the "Credit Facility"). At September 30, 2009, we had outstanding letters of credit of $33.4 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at September 30, 2009. These balances result in availability of $3.6 million under our letter of credit facility and $50.0 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 107 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of September 30, 2009.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. Prior to considering the impact of our interest rate swap described below, the weighted-average interest rate under the term loan was 2.9% and 5.1% as of September 30, 2009 and September 24, 2008, respectively. Taking into consideration our interest rate swap the weighted-average interest rate under the term loan was 6.6% and 6.4% as of September 30, 2009 and September 24, 2008, respectively.

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

Natural Gas Hedge Contracts

We enter into natural gas hedge contracts in order to limit our exposure to price increases for natural gas. These pay fixed/receive floating agreements are based on NYMEX prices. As of September 30, 2009, there were no outstanding contracts related to our natural gas purchases. Realized gains (losses) on the contracts are recorded as utility cost which is a component of other operating expenses. The contracts are not accounted for under hedge accounting, and therefore, changes in the contracts' fair value are recorded in other nonoperating expense. Under the terms of the natural gas hedge contracts, both parties may be required to provide collateral related to any liability positions held.  As of September 30, 2009, collateral of $0.6 million was held by the counterparty in an interest-bearing cash account.

The fair value of derivative instruments not designated as hedging instruments is included in the Condensed Consolidated Balance Sheets as follows:

	Interest Rate Swap	Natural Gas Contracts
	(In thousands)
September 30, 2009:
Other current liabilities	$(2,287)	$—
Other noncurrent liabilities and deferred credits	—	—
Fair value of derivative instrument	$(2,287)	$—

December 31, 2008:
Other current liabilities	$—	$(933)
Other noncurrent liabilities and deferred credits	(4,545)	—
Fair value of derivative instrument	$(4,545)	$(933)

The interest rate swap is currently in liability position, therefore there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in our Condensed Consolidated Statements of Operations as a result of the interest rate swap and natural gas hedge contracts are as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2009	September 24, 2008	September 30, 2009	September 24, 2008
	(In thousands)
Realized gains (losses):
Interest rate swap - included as a component of interest expense	$(1,086)	$(530)	$(2,880)	$(1,072)
Natural gas contracts - included as a component of utility expense, which is included in other operating expenses	$(464)	$(166)	$(1,484)	$(166)

Unrealized gains (losses) included as a component of nonoperating expense:
Interest rate swap	$611	$(46)	$1,486	$(3,094)
Natural gas contracts	$405	$(154)	$811	$(154)

The unrealized gains (losses) related to the interest rate swap include both the changes in the fair value of the swap and the amortization of losses previously recorded in accumulated other comprehensive income.

Note 9.   Defined Benefit Plans

The components of net pension cost of our pension plan and other defined benefit plans are as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	September 30, 2009	September 24, 2008	September 30, 2009	September 24, 2008
	(In thousands)
Service cost	$98	$88	$—	$—
Interest cost	863	847	37	49
Expected return on plan assets	(866)	(969)	—	—
Amortization of net loss	327	151	4	4
Net periodic benefit cost	$422	$117	$41	$53

	Pension Plan		Other Defined Benefit Plans
	Three Quarters Ended		Three Quarters Ended
	September 30, 2009	September 24, 2008	September 30, 2009	September 24, 2008
	(In thousands)
Service cost	$293	$263	$—	$—
Interest cost	2,589	2,541	113	146
Expected return on plan assets	(2,598)	(2,908)	—	—
Amortization of net loss	980	451	11	14
Net periodic benefit cost	$1,264	$347	$124	$160

We made contributions of $1.1 million and $1.3 million to our qualified pension plan during the three quarters ended September 30, 2009 and September 24, 2008, respectively. We made contributions of $0.1 million and $0.7 million to our other defined benefit plans during the three quarters ended September 30, 2009 and September 24, 2008, respectively. We expect to contribute an additional $0.1 million to our other defined benefit plans during the remainder of fiscal 2009, however no additional contributions are expected to be made to the qualified pension plan.

Additional minimum pension liability of $23.7 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss as of September 30, 2009 and December 31, 2008.

Note 10.   Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2009	September 24, 2008	September 30, 2009	September 24, 2008
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$547	$(119)	$1,143	$(80)
Share based compensation related to equity classified awards:
Stock options	$349	$396	$855	$1,321
Restricted stock units	226	511	1,669	1,086
Board deferred stock units	75	61	232	184
Total share-based compensation related to equity classified awards	650	968	2,756	2,591
Total share-based compensation	$1,197	$849	$3,899	$2,511

Stock Options

During the three quarters ended September 30, 2009, we granted approximately 1.4 million stock options to certain employees. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the three quarters ended September 30, 2009 was $0.81. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the three quarters ended September 30, 2009:

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

As of September 30, 2009, we had approximately $1.8 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 2.0 years.

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

During the quarter ended September 30, 2009, we made payments of $0.4 million (before taxes) in cash and issued 0.4 million shares of common stock, net of 0.1 million shares that were used to pay taxes, related to restricted stock unit awards.  During the three quarters ended September 30, 2009, we made payments of $2.2 million (before taxes) in cash and issued 0.7 million shares of common stock, net of 0.1 million shares that were used to pay taxes, related to restricted stock unit awards.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$1,425	$2,028
Other noncurrent liabilities	$422	$1,110

Equity classified restricted stock units:
Additional paid-in capital	$5,218	$5,073

As of September 30, 2009, we had approximately $2.8 million of unrecognized compensation cost (approximately $0.7 million for liability classified units and approximately $2.1 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.2 years.

Board Deferred Stock Units

During the three quarters ended September 30, 2009, we granted 0.1 million deferred stock units (which are equity classified) with a weighted-average grant date fair value of $2.23 per unit to non-employee members of our Board of Directors. These awards are restricted in that they may not be converted to shares until the recipient has ceased serving as a member of the Board of Directors for Denny's Corporation, at which time the awards automatically convert to shares of our common stock. During the second quarter of 2009, two board members did not stand for reelection. As a result, their deferred stock units were converted into shares of common stock.

Note 11.   Accumulated Other Comprehensive Income (Loss)

Total comprehensive income was $24.4 million and $18.7 million for the three quarters ended September 30, 2009 and September 24, 2008, respectively.

The components of Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Additional minimum pension liability	$(23,734)	$(23,734)
Unrealized loss on interest rate swap	(414)	(1,187)
Accumulated other comprehensive loss	$(24,148)	$(24,921)

Note 12.   Income Taxes

The provision for income taxes was $0.8 million and $1.1 million for the quarter and three quarters ended September 30, 2009 compared with $0.7 million and $1.4 million for the quarter and three quarters ended September 24, 2008, respectively. The provision for income taxes for the first three quarters of 2009 and 2008 was determined using our effective rate estimated for the entire fiscal year. The reduction in our effective tax rate for the three quarters ended September 30, 2009 and September 24, 2008 results primarily from the recognition of $0.7 million and $0.6 million of current tax benefits in 2009 and 2008 related to the enactment of certain federal laws during the first quarter of 2009 and the third quarter of 2008, respectively.

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. For the quarter and three quarters ended September 24, 2008, we recognized an increase of approximately $0.1 million and a decrease of less than $0.1 million of federal and state deferred tax expense with a corresponding reduction to goodwill in connection with fresh start reporting. The adoption of the Codification’s guidance on business combinations during the first quarter of 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

Note 13.   Net Income Per Share

	Quarter Ended		Three Quarters Ended
	September 30, 2009	September 24, 2008	September 30, 2009	September 24, 2008
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$10,033	$10,562	$23,676	$17,837

Denominator:
Denominator for basic net income per share – weighted average shares	96,506	95,333	96,221	95,059
Effect of dilutive securities:
Options	1,562	2,056	1,230	2,517
Restricted stock units and awards	1,090	943	844	1,615
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	99,158	98,332	98,295	99,191

Basic net income per share	$0.10	$0.11	$0.25	$0.19
Diluted net income per share	$0.10	$0.11	$0.24	$0.18

Stock options excluded (1)	3,038	3,670	5,671	3,409
Restricted stock units and awards excluded (1)	418	—	418	—

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 14.   Supplemental Cash Flow Information

	Three Quarters Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Income taxes paid, net	$384	$1,001
Interest paid	$19,229	$21,594

Noncash investing activities:
Notes received in connection with disposition of property	$1,665	$2,670
Execution of direct financing leases	$2,815	$3,007
Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,823	$1,268
Execution of capital leases	$1,405	$4,516

Note 15.     Related Party Transactions:

During the quarter and three quarters ended September 30, 2009 and the respective periods ended September 24, 2008, we sold company-owned restaurants to franchisees that are former employees, including a former officer. We received cash proceeds of $1.1 million  and $2.2 million and recognized gains of $0.7 million and $0.6 million from these related party sales during the quarter and three quarters ended September 30, 2009, respectively.  We received cash proceeds of $1.0 million and $2.9 million and recognized gains of $0.3 million and losses of $0.1 million from these related party sales during the quarter and three quarters ended September 24, 2008, respectively. In relation to these sales, we may enter into leases or subleases with the franchisees. These leases and subleases are entered into at fair market value.

Note 16.     Implementation of New Accounting Standards

In August, 2009, the FASB issued FASB ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (Prior authoritative literature: SFAS 157, "Fair Value Measurements").  We are required to adopt Update 2009-05 in the fourth quarter of 2009.  We are currently in the process of assessing the impact that Update 2009-05 may have on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued FASB ASC 810-10 (Prior authoritative literature: SFAS 167, “Amendments to FASB Interpretation No. 46(R)”), which amends the guidance on the consolidation of variable interest entities for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, this FASB ASC requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. We are required to adopt FASB ASC 810-10 in the first quarter of 2010. We are currently in the process of assessing the impact that the FASB ASC 810-10 may have on our Condensed Consolidated Financial Statements.

In December 2008, the FASB issued FASB ASC 715-20-65 (Prior authoritative literature FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. We are required to adopt FASB ASC 715-20-65 in the fourth quarter of 2009. We are currently in the process of assessing the impact that FASB ASC 715-20-65 may have on the disclosures in our Condensed Consolidated Financial Statements.

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

Note 18.     Subsequent Events

Subsequent events have been evaluated through October 30, 2009, the date these financial statements were issued. No events required disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of September 30, 2009 and results of operations for the quarter and three quarters ended September 30, 2009 compared to the quarter and three quarters ended September 24, 2008. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 30, 2009		September 24, 2008		September 30, 2009		September 24, 2008
	(Dollars in thousands)
Revenue:
Company restaurant sales	$116,579	79.8%	$160,608	84.9%	$377,655	80.8%	$493,434	85.7%
Franchise and license revenue	29,485	20.2%	28,667	15.1%	89,982	19.2%	82,109	14.3%
Total operating revenue	146,064	100.0%	189,275	100.0%	467,637	100.0%	575,543	100.0%

Costs of company restaurant sales (a):
Product costs	26,924	23.1%	38,811	24.2%	88,513	23.4%	119,790	24.3%
Payroll and benefits	44,712	38.4%	65,582	40.8%	154,623	40.9%	208,331	42.2%
Occupancy	7,808	6.7%	9,475	5.9%	24,908	6.6%	30,003	6.1%
Other operating expenses	18,147	15.6%	25,384	15.8%	56,739	15.0%	75,322	15.3%
Total costs of company restaurant sales	97,591	83.7%	139,252	86.7%	324,783	86.0%	433,446	87.8%

Costs of franchise and license revenue (a)	10,308	35.0%	8,757	30.5%	32,295	35.9%	25,448	31.0%

General and administrative expenses	14,313	9.8%	14,894	7.9%	44,067	9.4%	46,046	8.0%
Depreciation and amortization	7,865	5.4%	9,977	5.3%	24,592	5.3%	30,110	5.2%
Operating gains, losses and other charges	(2,648)	(1.8%)	(4,294)	(2.3%)	(6,101)	(1.3%)	(9,980)	(1.7%)
Total operating costs and expenses	127,429	87.2%	168,586	89.1%	419,636	89.7%	525,070	91.2%
Operating income	18,635	12.8%	20,689	10.9%	48,001	10.3%	50,473	8.8%
Other expenses:
Interest expense, net	8,117	5.6%	8,761	4.6%	24,847	5.3%	26,845	4.7%
Other nonoperating expense (income), net	(363)	(0.2%)	677	0.4%	(1,594)	(0.3%)	4,436	0.8%
Total other expenses, net	7,754	5.3%	9,438	5.0%	23,253	5.0%	31,281	5.4%
Net income before income taxes	10,881	7.4%	11,251	5.9%	24,748	5.3%	19,192	3.3%
Provision for income taxes	848	0.6%	689	0.4%	1,072	0.2%	1,355	0.2%
Net income	$10,033	6.9%	$10,562	5.6%	$23,676	5.1%	$17,837	3.1%

Other Data:
Company-owned average unit sales	$450		$459		$1,365		$1,335
Franchise average unit sales	348		377		1,067		1,112
Company-owned equivalent units (b)	259		348		277		369
Franchise equivalent units (b)	1,285		1,195		1,266		1,177
Same-store sales increase (decrease) (company- owned) (c)(d)	(6.6)%		(2.7)%		(2.9)%		(0.9)%
Guest check average increase (d)	0.8%		6.7%		1.1%		6.3%
Guest count decrease (d)	(7.3)%		(8.8)%		(4.0)%		(6.7)%
Same-store sales increase (decrease) (franchised and licensed units) (c) (d)	(7.3)%		(6.1)%		(4.5)%		(3.6)%
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same days in both the current year and prior year.

(d)	Prior year amounts have not been adjusted for 2008 comparable units.

 Quarter Ended September 30, 2009 Compared with Quarter Ended September 24, 2008

	Quarter Ended
	September 30, 2009	September 24, 2008
Company-owned restaurants, beginning of period	263	354
Units opened	—	—
Units sold to franchisees	(7)	(21)
Units closed	—	(1)
End of period	256	332

Franchised and licensed restaurants, beginning of period	1,281	1,191
Units opened	9	8
Units purchased from Company	7	21
Units closed	(8)	(14)
End of period	1,289	1,206
Total company-owned, franchised and licensed restaurants, end of period	1,545	1,538

 Company Restaurant Operations

During the quarter ended September 30, 2009, we realized a 6.6% decrease in same-store sales, comprised of a 0.8% increase in guest check average and a 7.3% decrease in guest counts. Company restaurant sales decreased $44.0 million, or 27.4%, resulting from a 89 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees as part of our Franchise Growth Initiative ("FGI").

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 83.7% from 86.7%. Product costs decreased to 23.1% from 24.2% due to price increases taken to help offset commodity inflation and favorable shifts in menu mix. Payroll and benefits decreased to 38.4% from 40.8% primarily as a result of $2.3 million of favorable workers' compensation claims development. Occupancy costs increased to 6.7% from 5.9% as a result of the positive development of certain general liability claims in the prior year period, changes in the portfolio of company-owned restaurants and the decrease in same-store sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	September 30, 2009		September 24, 2008
	(Dollars in thousands)
Utilities	$5,868	5.0%	$9,139	5.7%
Repairs and maintenance	2,496	2.1%	3,693	2.3%
Marketing	4,493	3.9%	5,682	3.5%
Legal	19	0.0%	698	0.4%
Other direct costs	5,271	4.5%	6,172	3.8%
Other operating expenses	$18,147	15.6%	$25,384	15.8%

Utilities decreased by 0.7 percentage points primarily due to lower natural gas and electricity costs during the quarter ended September 30, 2009. Marketing increased by 0.4 percentage points primarily as a result of the establishment of local advertising cooperatives during 2008 and 2009. Other direct costs increased by 0.7 percentage points primarily due to $0.4 million of business interruption income recorded in the prior year period. The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	September 30, 2009		September 24, 2008
	(Dollars in thousands)
Royalties	$17,805	60.4%	$17,791	62.1%
Initial and other fees	665	2.2%	1,376	4.8%
Occupancy revenue	11,015	37.4%	9,500	33.1%
Franchise and license revenue	29,485	100.0%	28,667	100.0%

Occupancy costs	8,633	29.3%	7,354	25.6%
Other direct costs	1,675	5.7%	1,403	4.9%
Costs of franchise and license revenue	$10,308	35.0%	$8,757	30.5%

Royalties increased by less than $0.1 million, or 0.1%, primarily resulting from a 90 equivalent unit increase in franchised and licensed units as compared to the prior year, partially offset by the effects of a 7.3% decrease in same-store sales. The increase in equivalent units resulted from the sale of company-owned restaurants to franchisees. The decrease in initial fees of $0.7 million, or 51.7%, primarily results from the opening of nine franchise restaurants and the sale of seven restaurants to franchisees during the third quarter of 2009 as compared to the opening of eight franchise restaurants and the sale of 21 restaurants to franchisees during the third quarter of 2008. The increase in occupancy revenue of $1.5 million, or 15.9%, is primarily the result of the sale of restaurants to franchisees during 2008 and 2009.

Costs of franchise and license revenue increased by $1.6 million, or 17.7%. The increase in occupancy costs of $1.3 million, or 17.4%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $0.3 million, or 19.4%. Occupancy costs as a percentage of occupancy revenue are generally higher than other direct costs as a percentage of royalties and fees. Therefore, as occupancy revenue increases as a percentage of total franchise and license revenue, the cost of franchise and license revenue as a percentage of franchise and license revenue will increase.  As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 35.0% for the quarter ended September 30, 2009 from 30.5% for the quarter ended September 24, 2008.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Share-based compensation	$1,197	$849
General and administrative expenses	13,116	14,045
Total general and administrative expenses	$14,313	$14,894

The increase in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of September 30, 2009. The $0.9 million decrease in other general and administrative expenses is primarily the result of decreased staffing attributable to the new organizational structure implemented during the second quarter of 2008. The decrease in other general and administrative expenses is partially offset by a $1.0 million increase in expense related to our deferred compensation plan resulting from gains on the underlying assets of the plan.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Depreciation of property and equipment	$5,872	$7,706
Amortization of capital lease assets	659	871
Amortization of intangible assets	1,334	1,400
Total depreciation and amortization expense	$7,865	$9,977

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2008 and 2009.

Operating gains, losses and other charges, net are comprised of the following:

	Quarter Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Gains on sales of assets and other, net	$(3,127)	$(5,290)
Restructuring charges and exit costs	479	752
Impairment charges	—	244
Operating gains, losses and other charges, net	$(2,648)	$(4,294)

During the quarter ended September 30, 2009, as part of our FGI, we recognized $0.6 million of gains on the sale of seven restaurant operations to four franchisees for net proceeds of $2.1 million. During the quarter ended September 24, 2008, we recognized $3.5 million of gains on the sale of 21 restaurant operations to six franchisees for net proceeds of $8.2 million, which included a note receivable of $0.3 million. The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

Restructuring charges and exit costs are comprised of the following:

	Quarter Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Exit costs	$376	$821
Severance and other restructuring charges	103	(69)
Total restructuring and exit costs	$479	$752

There were no impairment charges for the quarter ended September 30, 2009.  Impairment charges for the quarter September 24, 2008 relate to restaurants held for sale.

Operating income was $18.6 million for the quarter ended September 30, 2009 compared with $20.7 million for the quarter ended September 24, 2008.

Interest expense, net is comprised of the following:

	Quarter Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	2,051	2,178
Interest on capital lease liabilities	960	989
Letters of credit and other fees	425	498
Interest income	(464)	(232)
Total cash interest	7,335	7,796
Amortization of deferred financing costs	269	273
Interest accretion on other liabilities	513	692
Total interest expense, net	$8,117	$8,761

The decrease in interest expense resulted primarily from the repayment of $20.0 million and $25.9 million of term loan debt during 2009 and 2008, respectively.

Other nonoperating income, net was $0.4 million for the quarter ended September 30, 2009 compared with other nonoperating expense of $0.7 million for the quarter ended September 24, 2008.

The provision for income taxes was $0.8 million and $0.7 million for the quarter ended September 30, 2009 and September 24, 2008, respectively. The provision for income taxes for the third quarters of 2009 and 2008 was determined using our effective rate estimated for the entire fiscal year. The quarter ended September 24, 2008 also included the recognition of $0.6 million of current tax benefits. This item resulted from the enactment of certain federal laws that benefited us during the third quarter of 2008. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the quarter ended September 24, 2008, we recognized an increase of approximately $0.1 million of federal and state deferred tax expense with a corresponding reduction to goodwill in connection with fresh start reporting. The adoption of the Codification’s guidance on business combinations during the first quarter of 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

Net income was $10.0 million for the quarter ended September 30, 2009 compared with $10.6 million for the quarter ended September 24, 2008 due to the factors noted above.

Three Quarters Ended September 30, 2009 Compared with Three Quarters Ended September 24, 2008

	Three Quarters Ended
	September 30, 2009	September 24, 2008
Company-owned restaurants, beginning of period	315	394
Units opened	1	3
Units sold to franchisees	(59)	(62)
Units closed	(1)	(3)
End of period	256	332

Franchised and licensed restaurants, beginning of period	1,226	1,152
Units opened	29	19
Units purchased from Company	59	62
Units closed	(25)	(27)
End of period	1,289	1,206
Total company-owned, franchised and licensed restaurants, end of period	1,545	1,538

Company Restaurant Operations

During the three quarters ended September 30, 2009, we realized a 2.9% decrease in same-store sales, comprised of a 1.1% increase in guest check average and a 4.0% decrease in guest counts. Company restaurant sales decreased $115.8 million, or 23.5%, resulting from a 92 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees as part of our FGI.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.0% from 87.8%. Product costs decreased to 23.4% from 24.3% due to price increases taken to help offset commodity inflation. Payroll and benefits decreased to 40.9% from 42.2% primarily as a result of the $2.7 million of favorable workers' compensation claims development. Additionally, these costs benefited from improved scheduling of restaurant staff. Occupancy costs increased to 6.6% from 6.1% as a result of the negative development of certain general liability claims, changes in the portfolio of company-owned restaurants and the decrease in same-store sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Three Quarters Ended
	September 30, 2009		September 24, 2008
	(Dollars in thousands)
Utilities	$18,302	4.8%	$25,484	5.2%
Repairs and maintenance	7,593	2.0%	10,959	2.2%
Marketing	14,087	3.7%	16,911	3.4%
Legal	374	0.1%	1,570	0.3%
Other direct costs	16,383	4.3%	20,398	4.1%
Other operating expenses	$56,739	15.0%	$75,322	15.3%

Utilities decreased by 0.4 percentage points primarily due to lower natural gas and electricity costs during the three quarters ended September 30, 2009.  Marketing increased by 0.3 percentage points primarily as a result of the establishment of local advertising cooperatives during 2008 and 2009. The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Three Quarters Ended
	September 30, 2009		September 24, 2008
	(Dollars in thousands)
Royalties	$53,690	59.7%	$51,782	63.1%
Initial fees	3,571	4.0%	3,639	4.4%
Occupancy revenue	32,721	36.3%	26,688	32.5%
Franchise and license revenue	89,982	100.0%	82,109	100.0%

Occupancy costs	25,241	28.1%	20,761	25.3%
Other direct costs	7,054	7.8%	4,687	5.7%
Costs of franchise and license revenue	$32,295	35.9%	$25,448	31.0%

Royalties increased by $1.9 million, or 3.7%, primarily resulting from an 89 equivalent-unit increase in franchised and licensed units as compared to the prior year period, partially offset by the effects of a 4.5% decrease in same-store sales. The increase in equivalent-units resulted from the sale of company-owned restaurants to franchisees. During the first three quarters of 2009 we opened 29 franchise restaurants and sold 59 restaurants to franchisees as compared to the opening of 19 franchise restaurants and the sale of 62 restaurants to franchisees during the first three quarters of 2008. Although we opened more franchise units in the 2009 period, initial fees decreased by approximately $0.1 million, or 1.9%. The decrease results from incentives included in certain franchise development agreements. The increase in occupancy revenue of $6.0 million, or 22.6%, is also primarily the result of the sale of company-owned restaurants to franchisees.

Costs of franchise and license revenue increased by $6.8 million, or 26.9%. The increase in occupancy costs of $4.5 million, or 21.6%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $2.4 million, or 50.5% due primarily to $1.1 million of franchise-related costs associated with our Super Bowl promotion and $0.3 million of bad debt expense recorded during the first quarter of 2009, as well as costs related to the increased number of restaurant openings during 2009.  Occupancy costs as a percentage of occupancy revenue are generally higher than other direct costs as a percentage of royalties and fees. Therefore, as occupancy revenue increases as a percentage of total franchise and license revenue, the cost of franchise and license revenue as a percentage of franchise and license revenue will increase.  As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 35.9% for the three quarters ended September 30, 2009 from 31.0% for the three quarters ended September 24, 2008.

Other Operating Costs and Expenses

General and administrative expenses are comprised of the following:

	Three Quarters Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Share-based compensation	$3,899	$2,511
General and administrative expenses	40,168	43,535
Total general and administrative expenses	$44,067	$46,046

The increase in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of September 30, 2009. The $3.4 million decrease in other general and administrative expenses is primarily the result of decreased staffing attributable to the new organizational structure implemented during the second quarter of 2008. The decrease in other general and administrative expenses is partially offset by a $2.1 million increase in incentive compensation and a $1.6 million increase in expense related to our deferred compensation plan resulting from gains on the underlying assets of the plan.

Depreciation and amortization is comprised of the following:

	Three Quarters Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Depreciation of property and equipment	$18,477	$23,247
Amortization of capital lease assets	2,054	2,542
Amortization of intangible assets	4,061	4,321
Total depreciation and amortization expense	$24,592	$30,110

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2008 and 2009.

Operating gains, losses and other charges, net are comprised of the following:

	Three Quarters Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Gains on sales of assets and other, net	$(7,159)	$(18,214)
Restructuring charges and exit costs	235	7,506
Impairment charges	823	728
Operating gains, losses and other charges, net	$(6,101)	$(9,980)

During the three quarters ended September 30, 2009, as part of our FGI, we recognized $3.4 million of gains on the sale of 59 restaurant operations to 14 franchisees for net proceeds of $13.9 million, which included  notes receivable of $1.5 million. During the three quarters ended September 24, 2008, we recognized $15.4 million of gains on the sale of 62 restaurant operations to 17 franchisees for net proceeds of $30.2 million, which included notes receivable of $2.7 million. The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

Restructuring charges and exit costs are comprised of the following:

	Three Quarters Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Exit costs	$(369)	$2,476
Severance and other restructuring charges	604	5,030
Total restructuring and exit costs	$235	$7,506

The benefit in exit costs for the three quarters ended September 30, 2009 related to the favorable termination of certain leases related to closed restaurants. During the three quarters ended September 24, 2008, we recognized $5.0 million in severance and other restructuring charges related to a reorganization to support our ongoing transition to a franchise-focused business model. The reorganization led to the elimination of approximately 50 positions.

Impairment charges for the three quarters ended September 30, 2009 and September 24, 2008 generally relate to underperforming restaurants as well as restaurants and real estate held for sale.

Operating income was $48.0 million for the three quarters ended September 30, 2009 compared with $50.5 million for the three quarters ended September 24, 2008.

Interest expense, net is comprised of the following:

	Three Quarters Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Interest on senior notes	$13,089	$13,089
Interest on credit facilities	6,350	7,197
Interest on capital lease liabilities	2,855	2,847
Letters of credit and other fees	1,284	1,495
Interest income	(1,294)	(732)
Total cash interest	22,284	23,896
Amortization of deferred financing costs	811	827
Interest accretion on other liabilities	1,752	2,122
Total interest expense, net	$24,847	$26,845

The decrease in interest expense resulted primarily from the repayment of $20.0 million and $25.9 million of term loan debt during 2009 and 2008, respectively.

Other nonoperating income, net was $1.6 million for the three quarters ended September 30, 2009 compared with other nonoperating expense of $4.4 million for the three quarters ended September 24, 2008. The nonoperating expense for the 2008 period resulted primarily from the discontinuance of hedge accounting related to the interest rate swap.

The provision for income taxes was $1.1 million and $1.4 million for the three quarters ended September 30, 2009 and September 24, 2008, respectively. The provision for income taxes for the first three quarters of 2009 and 2008 was determined using our effective rate estimated for the entire fiscal year. The reduction in our effective tax rate for the three quarters ended September 30, 2009 and September 24, 2008 results primarily from the recognition of $0.7 million and $0.6 million of current tax benefits in 2009 and 2008 related to the enactment of certain federal laws during the first quarter of 2009 and the third quarter of 2008, respectively. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. Accordingly, for the three quarters ended September 24, 2008, we recognized a decrease of less than $0.1 million of federal and state deferred tax expense with a corresponding reduction to goodwill in connection with fresh start reporting. The adoption of the Codification’s guidance on business combinations during the first quarter of 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

Net income was $23.7 million for the three quarters ended September 30, 2009 compared with $17.8 million for the three quarters ended September 24, 2008 due to the factors noted above.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Net cash provided by operating activities	$27,400	$7,954
Net cash provided by investing activities	8,246	10,218
Net cash used in financing activities	(26,802)	(18,315)
Net increase (decrease) in cash and cash equivalents	$8,844	$(143)

The increase in operating cash flows primarily resulted from a decrease in the runoff of working capital deficit following the sale of restaurant operations to franchisees. This decrease was primarily the result of the sale of a large number of restaurants to franchisees during the fourth quarter of 2007. We believe that our estimated cash flows from operations for 2009, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $8.2 million for the three quarters ended September 30, 2009. These cash flows primarily represent net proceeds of $20.7 million on sales of restaurant operations to franchisees and the sale of other real estate assets. The proceeds were partially offset by capital expenditures of $13.9 million, of which $1.4 million was financed through capital leases. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling and our strategic initiatives, as follows:

	Three Quarters Ended
	September 30, 2009	September 24, 2008
	(In thousands)
Facilities	$4,745	$7,393
New construction	3,782	4,567
Remodeling	1,563	6,434
Strategic initiatives	994	2,502
Other	1,400	277
Capital expenditures	$12,484	$21,173

We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments.

Cash flows used in financing activities were $26.8 million for the three quarters ended September 30, 2009, which included $19.1 million of term loan prepayments and $0.9 million of scheduled term loan payments made through a combination of asset sale proceeds, as noted above, and cash generated from operations.

Our credit facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $106.7 million term loan and an additional $37 million letter of credit facility. At September 30, 2009, we had outstanding letters of credit of $33.4 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at September 30, 2009. These balances result in availability of $3.6 million under our letter of credit facility and $50.0 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 107 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of September 30, 2009.

As of September 30, 2009, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. As of September 30, 2009, the weighted-average interest rate under the term loan, exclusive of our interest rate swap on $100 million of the term loan, was 2.9%. Inclusive of our interest rate swap, the weighted-average interest rate under the term loan as of September 30, 2009 was 6.6%.

Our working capital deficit was $29.9 million at September 30, 2009 compared with $53.7 million at December 31, 2008. The decrease in working capital deficit resulted primarily from the sale of company-owned restaurants to franchisees during 2008 and 2009. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

During the second quarter of fiscal 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows attributable to interest payments on our variable rate debt through March 30, 2010. Under the terms of the swap, through March 26, 2008, we paid a fixed rate of 4.8925% on the $150 million notional amount and received payments from the counterparties based on the 3-month LIBOR rate, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. On March 26, 2008, we terminated $50 million of the notional amount of the interest rate swap. As of September 30, 2009, the swap effectively increases our ratio of fixed rate debt from approximately 62% of total debt to approximately 98% of total debt.

Based on the levels of borrowings under the Credit Facility at September 30, 2009, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by less than $0.1 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facility at September 30, 2009. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $178.2 million, compared with a book value of $175.2 million at September 30, 2009. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheet at September 30, 2009 relates primarily to market quotations for our 10% Notes.

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

We have established a policy to identify, control and manage market risks which may arise from changes in interest rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading or speculative purposes.

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

10.2
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

DENNY'S CORPORATION

Date: October 30, 2009	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: October 30, 2009	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller