Form 10-K
period 2009-12-30
DENNYS CORP
filed 2010-03-12
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2009

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

Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $214.2 million as of July 1, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $2.26 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

As of March 1, 2010, 96,826,746 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. Denny’s, through its wholly owned subsidiaries, Denny’s Holdings, Inc. and Denny’s, Inc., owns and operates the Denny’s restaurant brand. At December 30, 2009, the Denny’s brand consisted of 1,551 restaurants, 1,318 (85%) of which were franchised/licensed restaurants and 233 (15%) of which were company-owned and operated. Denny’s restaurants are operated in 49 states, the District of Columbia, two U.S. territories and five foreign countries with concentrations in California (26% of total restaurants), Florida (10%) and Texas (10%).

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

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. We seek to ensure that our company-owned restaurants meet our high standards through a network of Regional Directors of Company Operations, Company Business Leaders and restaurant level managers, all of whom spend the majority of their time in the restaurants. A network of Regional Directors of Franchise Operations and Franchise Business Leaders oversee our franchised restaurants to ensure compliance with brand standards, promote operational excellence, and provide general support to our franchisees.

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

Franchising and Development

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full service brands. The initial fee for a single twenty-year Denny’s franchise agreement is $40,000 and the royalty payment is 4% of gross sales. Additionally, our franchisees are required to contribute up to 4% of gross sales for advertising and, depending on their market location, may make additional advertising contributions as part of a local marketing co-operative.

During 2009, we continued our Franchise Growth Initiative ("FGI") to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. As a result, we sold 81 restaurant operations and certain related real estate to 18 franchisees for net proceeds of $30.3 million.  As of December 30, 2009, the total number of company restaurants sold since our FGI program began in early 2007 is 290. The Denny’s system is approximately 85% franchised and 15% company-operated. Our targeted portfolio mix is 90% franchised and 10% company-operated. We anticipate achieving this goal through a combination of new franchise unit growth and the sale of restaurants to franchisees over the next couple of years. We expect that the future growth of the brand will come primarily from the development of franchise restaurants.

Fulfilling the unit growth expectations of this program, certain franchisees that purchased company restaurants during the year also signed development agreements to build additional new franchise restaurants. In addition to franchise development agreements signed under our FGI, we have been negotiating development agreements outside of our FGI program under our Market Growth Incentive Plan ("MGIP"). Over the last 30 months we have signed development agreements for 185 new restaurants under our FGI and MGIP programs, 58 of which have opened. The majority of the units in the pipeline are expected to open over the next five years. While the majority of the units developing under FGI and MGIP agreements are on track, from time to time some of our franchisees' ability to grow and meet their development commitments is hampered by the economy, access to capital and the difficult lending environment.

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 30, 2009:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	94	35.5%	94	7.1%
Two to five	115	43.4%	329	25.0%
Six to ten	30	11.3%	221	16.8%
Eleven to fifteen	7	2.6%	90	6.8%
Sixteen to thirty	11	4.2%	251	19.0%
Thirty-one and over	8	3.0%	333	25.3%
Total	265	100.0%	1,318	100.0%

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

Research and Innovation

We continue our emphasis on being a consumer driven organization with particular focus on our service, menu, marketing, and overall guest experience. We rely on consumer insights obtained through secondary and primary qualitative and quantitative studies. These insights form the strategic foundation for menu architecture, pricing, promotion and advertising. The added-value of these insights and strategic understandings also assist our Restaurant Operations and Information Technology personnel in the evaluation and development of new restaurant processes and upgraded restaurant equipment that may improve our speed of service, food quality and order accuracy.

Through this consumer focused effort, we are successfully innovating our brand and concept, striving for continued relevance and brand differentiation. This allows us the opportunity to protect margins, gain market share and efficiently maximize our research investment.

Marketing and Advertising

Our marketing department manages contributions from both company-owned and franchised units and provides integrated marketing and advertising to promote our brand. The department focuses include brand and communications strategy, media, advertising, menu management, product innovation and development, consumer insights, public relations, field marketing and national promotions.

Our marketing campaigns, including broadcast advertising, focus on amplifying Denny's brand strengths with the consumer -- made-to-order variety with an emphasis on breakfast at an affordable value offered all day, every day. On a national level and through recently formed local co-operatives, the campaigns reach their consumer targets through network, cable and local television, radio, online, digital, social, outdoor and print.

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

We are also subject to federal and state laws, including the Fair Labor Standards Act, governing matters such as minimum wage, tip reporting, overtime, exempt status classification and other working conditions. At December 30, 2009, a substantial number of our employees were paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces wages deemed to be paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we will be successful in these efforts in the future.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s:

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History
Nelson J. Marchioli	60	Chief Executive Officer and President of Denny’s (2001-present).

F. Mark Wolfinger	54
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

In addition to the executive officer positions noted above, our executive officer positions also include a Chief Operating Officer and a Chief Marketing Officer.  These positions are currently vacant. We are in the process of identifying appropriate talent for both positions and expect to complete this process during 2010.

Employees

At December 30, 2009, we had approximately 11,000 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one general manager, two or three restaurant managers and approximately 50 hourly employees. All managers of company-owned restaurants receive a salary and may receive a performance bonus based on financial measures. In addition, we employ Divisional Vice Presidents, Company and Franchise Regional Directors of Operations and Company and Franchise Business Leaders. The Directors of Operations' and Business Leaders’ duties include regular restaurant visits and inspections, which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy.

Available Information

We make available free of charge through our website at www.dennys.com (in the Investor Relations—SEC Filings section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission ("SEC"), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Item 1A.     Risk Factors

We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause actual results to differ materially from our historical results and from those anticipated in forward-looking statements contained in this Form 10-K, in our other filings with the SEC, in our news releases and in public statements made orally by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.

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

Our growth strategy depends on our ability and that of our franchisees to open new restaurants.  Delays or failures in opening new restaurants could adversely affect our planned growth.

The development of new restaurants may be adversely affected by risks such as:

•	costs and availability of capital for the Company and/or franchisees;
•	competition for restaurant sites;
•	negotiation of favorable purchase or lease terms for restaurant sites;
•	inability to obtain all required governmental approvals and permits;
•	developed restaurants not achieving the expected revenue or cash flow; and
•	general economic conditions.

A majority of Denny's restaurants are owned and operated by independent franchisees, and as a result the financial performance of franchisees can negatively impact our business.

As we become more heavily franchised, our financial results are increasingly contingent upon the operational and financial success of our franchisees. We receive royalties and contributions to advertising and, in some cases, lease payments from our franchisees. We set forth operational standards, guidelines and strategic plans; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire chain of restaurants and for taking a longer term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might sometimes conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Denny’s restaurants.  If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay debt existing debt, it could result in financial distress or even bankruptcy.  If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalties and lease income.

For 2009, our ten largest franchisees accounted for approximately 33% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 255 franchisees. Although the loss of revenues from the closure of any one franchise restaurant may not be material, such revenues generate margins that may exceed those generated by other restaurants or offset fixed costs which we continue to incur.

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

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business, could have an impact of the trading price of our stock. In addition to investor expectations about our prospects, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives that we may institute from time to time. Any failure to meet market expectations whether for sales growth rates, refranchising goals, earnings per share or other metrics could cause our share price to decline.

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

The positions of Chief Operating Officer and Chief Marketing Officer are currently vacant. We are in the process of identifying appropriate talent for both positions and expect to complete this process during 2010.  We do not expect our business to suffer as a result of these temporary vacancies.

If our internal controls are ineffective, we may not be able to accurately report our financial results or prevent fraud.

We maintain a documented system of internal controls which is reviewed and tested by the Company’s full time Internal Audit Department. The Internal Audit Department reports to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business; however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing errors or fraud. Any failures in the effectiveness of our internal controls could have an adverse effect on our operating results or cause us to fail to meet reporting obligations.

Risks Related to our Indebtedness

Our indebtedness could have an adverse effect on our financial condition and operations.

We have a significant amount of indebtedness. As of December 30, 2009, we had total indebtedness of approximately $278.7 million.

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

Despite our current level of indebtedness, we may still be able to incur substantially more debt, which could further exacerbate the risks associated with our leverage.

Despite our current and anticipated debt levels, we may be able to incur substantial additional indebtedness in the future. Our credit agreement and the indenture governing our indebtedness limit, but do not fully prohibit, us from incurring additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

At December 30, 2009, we had an outstanding term loan of $80.0 million and outstanding letters of credit of $28.2 million under our letter of credit facility. There were no outstanding letters of credit under our revolver facility and no revolving loans outstanding at December 30, 2009. These balances result in availability of $1.8 million under our letter of credit facility and $50.0 million under the revolving facility. As of March 8, 2010, we had availability of $5.0 million under our letter of credit facility and $50.0 million under the revolving facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at March 8, 2010. In addition, we have Denny's Holdings Inc. 10% Senior Notes due in 2012 (the "10% Notes") with an aggregate principal amount of $175 million.

We continue to monitor our cash flow and liquidity needs. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover those needs, we may seek additional sources of funds including additional financing sources and continued selected asset sales, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months. There are no material debt maturities until March 2012.

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

Upon the occurrence of specific kinds of change of control events, we would be required to offer to repurchase all outstanding 10% Notes at 101% of their principal amount, together with any accrued and unpaid interest and liquidated damages, if any, from the issue date. We may not be able to repurchase the notes upon a change of control because we may not have sufficient funds. Further, our credit agreement restricts our ability to repurchase the notes, and also provides that certain change of control events will constitute a default under our credit agreement that permits our lenders thereunder to accelerate the maturity of related borrowings, and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the notes. Any future credit agreements or other agreements relating to indebtedness to which we become a party may contain similar restrictions and provisions. In the event a change of control occurs at a time when we are prohibited by any other indebtedness from purchasing the notes, we could seek consent of the lenders of such indebtedness to the purchase of the notes or could attempt to refinance the borrowings that contain such prohibition. If we do not obtain such consent or repay or refinance such borrowings, we will remain prohibited from purchasing the notes. In such case, our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes which would, in turn, constitute a default under our credit agreement.

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

The subsidiaries are separate and distinct legal entities and they have no obligation to Denny's Corporation or Denny's Holdings, contingent or otherwise, to make any funds available to meet our debt service and other obligations, whether by dividend, distribution, loan or other payments. If the subsidiaries do not pay dividends or other distributions, Denny’s Corporation and Denny’s Holdings may not have sufficient cash to fulfill their obligations.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average 4,500 square feet, allowing them to accommodate an average of 140 guests. The number and location of our restaurants as of December 30, 2009 and December 31, 2008 are presented below:

	2009		2008
State/Country	Company Owned	Franchised/Licensed	Company Owned	Franchised/Licensed
Alabama	—	3	2	1
Alaska	—	3	—	3
Arizona	18	58	18	57
Arkansas	—	9	—	9
California	80	328	102	304
Colorado	7	19	7	19
Connecticut	—	8	—	8
District of Columbia	—	1	—	1
Delaware	1	—	2	—
Florida	22	132	22	137
Georgia	—	14	—	13
Hawaii	5	3	4	3
Idaho	—	7	—	7
Illinois	17	35	20	32
Indiana	1	32	1	31
Iowa	—	1	—	1
Kansas	—	8	—	8
Kentucky	6	6	6	6
Louisiana	1	1	1	1
Maine	—	6	—	6
Maryland	3	20	3	20
Massachusetts	—	6	—	6
Michigan	9	13	10	12
Minnesota	—	14	—	15
Mississippi	—	1	—	1
Missouri	4	30	4	28
Montana	—	4	—	4
Nebraska	—	1	—	1
Nevada	8	22	8	20
New Hampshire	—	3	—	3
New Jersey	2	8	3	8
New Mexico	—	24	—	23
New York	1	42	33	9
North Carolina	—	19	—	18
North Dakota	—	4	—	4
Ohio	4	28	9	23
Oklahoma	—	13	—	12
Oregon	—	24	—	23
Pennsylvania	17	19	30	6
Rhode Island	—	2	—	2
South Carolina	—	14	—	13
South Dakota	—	2	—	2
Tennessee	1	3	3	1
Texas	20	140	21	137
Utah	—	21	—	21
Vermont	—	2	—	2
Virginia	6	19	6	18
Washington	—	50	—	51
West Virginia	—	2	—	2
Wisconsin	—	17	—	17
Guam	—	2	—	2
Puerto Rico	—	11	—	10
Canada	—	49	—	50
Other International	—	15	—	15
Total	233	1,318	315	1,226

Of the total 1,551 company-owned and franchised units, our interest in restaurant properties consists of the following:

	Company-Owned Units	Franchised Units	Total
Own land and building	60	40	100
Lease land and own building	17	—	17
Lease both land and building	156	384	540
	233	424	657

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

Item 4.     Reserved

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market. As of March 1, 2010, 96,826,746 shares of common stock were outstanding, and there were approximately 10,250 record and beneficial holders of common stock. We have never paid dividends on our common equity securities. Furthermore, restrictions contained in the instruments governing our outstanding indebtedness prohibit us from paying dividends on our common stock in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 to our Consolidated Financial Statements.

The following tables list the high and low sales prices of the common stock for each quarter of fiscal years 2009 and 2008, according to NASDAQ. Our common stock began trading on the NASDAQ Capital Market on May 10, 2005.

	High	Low
2009
First quarter	$2.23	$1.15
Second quarter	3.10	1.60
Third quarter	2.87	2.07
Fourth quarter	3.02	2.14

2008
First quarter	$4.22	$2.50
Second quarter	4.10	2.90
Third quarter	3.20	1.98
Fourth quarter	2.83	1.18

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholders’ return on our Common Stock for the five fiscal years ended December 30, 2009 (December 29, 2004 to December 30, 2009) against the cumulative total return of the Russell 2000® Index and a peer group.  The graph and table assume that $100 was invested on December 29, 2004 (the last day of fiscal year 2004) in each of the Company’s Common Stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
DENNY’S CORPORATION, RUSSELL 2000® INDEX AND PEER GROUP

ASSUMES $100 INVESTED ON DECEMBER 29, 2004
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 30, 2009

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 29, 2004	$100.00	$100.00	$100.00
December 28, 2005	$104.56	$114.48	$89.55
December 27, 2006	$123.75	$130.15	$104.67
December 26, 2007	$121.83	$100.67	$83.33
December 31, 2008	$80.66	$78.01	$44.22
December 30, 2009	$102.59	$93.16	$48.66

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 31, 2009, the average market capitalization of companies within the index was approximately $1.0 billion with the median market capitalization being approximately $0.4 billion.

(2)
The peer group consists of 20 public companies that operate in the restaurant industry. The peer group includes the following companies: Burger King Holdings, Inc. (BKC), Bob Evans Farms, Inc. (BOBE), Buffalo Wild Wings, Inc. (BWLD), Cracker Barrel Old Country Store, Inc. (CBRL), O’Charleys Inc. (CHUX), CKE Restaurants, Inc. (CKR), California Pizza Kitchen, Inc. (CPKI), Domino’s Pizza, Inc. (DPZ), Darden Restaurants, Inc. (DRI), Brinker International, Inc. (EAT), DineEquity, Inc. (DIN), Jack In The Box Inc. (JACK), Panera Bread Company (PNRA), Papa John’s International, Inc. (PZZA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruby Tuesday, Inc. (RT), Steak 'n Shake Company (SNS), Sonic Corp. (SONC), Texas Roadhouse, Inc. (TXRH) and Wendy’s/Arby’s Group, Inc. (WEN).

Item 6.     Selected Financial Data

The following table summarizes the consolidated financial and operating data of Denny’s Corporation as of and for the years ended December 30, 2009, December 31, 2008, December 26, 2007, December 27, 2006 and December 28, 2005. The consolidated statements of operations for the years ended December 30, 2009, December 31, 2008 and December 26, 2007 and the balance sheet data as of December 30, 2009 and December 31, 2008 are derived from our audited Consolidated Financial Statements included in this Form 10-K. The consolidated statements of operations for the years ended December 27, 2006 and December 28, 2005 and balance sheet data as of December 26, 2007, December 27, 2006 and December 28, 2005 are derived from our Audited Consolidated Financial Statements not included in this Form 10-K. The selected consolidated financial and operating data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

	Fiscal Year Ended
	December 30, 2009	December 31, 2008 (a)	December 26, 2007	December 27, 2006	December 28, 2005
	(In millions, except ratios and per share amounts)
Statement of Operations Data:
Operating revenue	$608.1	$760.3	$939.4	$994.0	$978.7
Operating income	72.4	60.9	79.8	110.5	48.5
Income (loss) from continuing operations before cumulative effect of change in accounting principle (b)	41.6	12.7	29.5	28.5	(7.3)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.2	—
Income (loss) from continuing operations (b)	41.6	12.7	29.5	28.7	(7.3)

Basic net income (loss) per share:
Basic net income (loss) before cumulative effect of change in accounting principle, net of tax (b)	$0.43	$0.13	$0.31	$0.31	$(0.08)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.00	—
Basic net income (loss) per share from continuing operations (b)	$0.43	$0.13	$0.31	$0.31	$(0.08)

Diluted net income (loss) per share:
Diluted net income (loss) before cumulative effect of change in accounting principle, net of tax (b)	$0.42	$0.13	$0.30	$0.29	$(0.08)
Cumulative of effect of change in accounting principle, net of tax	—	—	—	0.00	—
Diluted net income (loss) per share from continuing operations (b)	$0.42	$0.13	$0.30	$0.30	$(0.08)

Cash dividends per common share (c)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets	$58.3	$53.5	$57.9	$63.2	$62.1
Working capital deficit (d)	(33.8)	(53.7)	(73.6)	(72.6)	(86.3)
Net property and equipment	131.5	160.0	184.6	236.3	288.1
Total assets	312.6	341.8	373.9	442.7	511.7
Long-term debt, excluding current portion	274.0	322.7	346.8	440.7	545.7

(a)
The fiscal year ended December 31, 2008 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $14.3 million of operating revenue in 2008.

(b)
Fiscal years 2006 through 2008 have been adjusted from amounts previously reported to reflect certain adjustments as discussed in "Adjustments to Previously Issued Financial Statements" in Note 2 to our Consolidated Financial Statements.

(c)	Our bank facilities have prohibited, and our previous and current public debt indentures have significantly limited, distributions and dividends on Denny’s Corporation’s common equity securities.

(d)
A negative working capital position is not unusual for a restaurant operating company. The decrease in working capital deficit from December 26, 2007 to December 30, 2009 is primarily due to the sale of company-owned restaurants to franchisees during 2007, 2008 and 2009.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our Consolidated Financial Statements and the notes thereto.

 Overview

At December 30, 2009, the Denny’s brand consisted of 1,551 restaurants, 1,318 (85%) of which were franchised/licensed restaurants and 233 (15%) of which were company-owned and operated.  Prior to the implementation of our Franchise Growth Initiative in 2007, the Denny’s brand consisted of 1,545 restaurants, 1,024 (66%) of which were franchised/licensed restaurants and 521 (34%) of which were company-owned and operated.

Revenues

Our revenues are derived primarily from two sources: the sale of food and beverages at our company-owned restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name.

During 2009, we continued our Franchise Growth Initiative (“FGI”), a strategic initiative to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. In 2009, as a result of our FGI, we sold 81 restaurant operations and certain related real estate to 18 franchisees for net proceeds of $30.3 million. As of December 30, 2009, the total number of company restaurants sold since our FGI program began in early 2007 is 290.

The sale of company restaurants to franchisees has a significant impact on company restaurant sales and the collection of royalties and fees from restaurants operated by our franchisees. Specifically, revenues are impacted as follows:

•
Company restaurant sales have decreased significantly as a result of the sale of restaurants to franchisees. In general, we have sold restaurants with below-average sales volumes, which in turn should raise the average sales volume and average operating margin of our remaining company restaurant portfolio.

•
The decline in company restaurant revenues is partially offset by increased royalty income derived from the growing franchise restaurant base. This royalty income is included as a component of franchise and license revenue. The resulting net reduction in total revenue related to our FGI is generally recovered by a decrease in depreciation and amortization from the sale of restaurant related assets to franchisees and a reduction in interest expense resulting from the use of our FGI proceeds to reduce debt.

•
Additionally, initial franchise fees, included as a component of franchise and license revenue, are generally recorded in the period in which a restaurant is sold to a franchisee. These initial fees are completely dependent on the number of restaurants sold during a particular period.

Certain franchisees purchasing company restaurants under our FGI have also signed development agreements to build additional new franchise restaurants. In addition to franchise development agreements signed under our FGI, we have negotiated development agreements outside of our FGI program under our Market Growth Incentive Plan ("MGIP"). The positive impact of these development programs is evident in the 39 new franchise restaurant openings in 2009.

As a result of our FGI and MGIP programs, we expect that the majority of new Denny’s restaurants will be developed by our franchisees. Development of company-owned restaurants will focus on core markets, strategic locations and nontraditional opportunities. As a result of continued franchisee demand for Denny’s restaurants and our desire to expand our base of franchise locations, we expect to continue to sell company restaurants to franchisees during 2010. Our targeted portfolio mix is appropriately 90% franchised and 10% company-operated. We anticipate achieving this goal through a combination of new franchise unit growth and the sale of restaurants to franchisees over the next couple of years. However, the current economic environment and availability of credit to franchisees will impact the number of restaurants we are able to sell to franchisees and the number of restaurants our franchisees are able to develop.

Sales and customer traffic at both company-operated and franchised restaurants are affected by the success of our marketing campaigns, new product introductions and customer service, as well as external factors including competition, economic conditions affecting consumer spending, and changes in guest tastes and preferences. As with many other restaurant companies, the economy has had a significant impact on sales during 2008 and 2009.

Cost of Company Restaurant Sales

Our costs of company restaurant sales are exposed to volatility in two main areas: product costs and payroll and benefit costs.

Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. During 2008 and 2009, our ability to lock in prices on several key commodities added to our favorable product costs in an environment in which many commodity prices were on the rise.

In addition, our continued success with menu management helped to further reduce product costs. Our promotional activities focused on menu items with lower food costs that still provided a compelling value to our customers, such as our Build Your Own Grand Slam® promotion. Increased incident rates of menu items such as our signature Grand Slam® breakfast, Everyday Value Slam® and Weekday Slam® contributed to favorable product costs as a percentage of sales.

The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses such as medical benefit costs and workers’ compensation costs. A number of our employees are paid the minimum wage. Accordingly, substantial increases in the minimum wage increase our labor costs. Additionally, declines in guest counts and investments in store-level labor can cause payroll and benefit costs to increase as a percentage of sales. During 2009, payroll and benefit costs especially benefited from the favorable development of workers' compensation claims. This benefit is the result of multiple years of increased focus on safety at the unit level in addition to the benefit derived from selling company-owned restaurants to franchisees.

Many of our costs vary based on sales and unit count. Certain costs such as occupancy and other operating expenses have fixed components that may not react as directly to changes in sales and unit count. However, as noted above, many of our below-average sales volume units have been sold through our FGI. As a result, cost of company restaurant sales as a percentage of sales have generally improved during 2009.

Costs of Franchise and License Revenue

Our costs of franchise and license revenue include occupancy costs related to restaurants leased or subleased to franchisees and direct costs consisting primarily of payroll and benefit costs of franchise operations personnel. These costs are significantly affected by our FGI. As units are sold to franchisees, Denny’s generally leases or subleases the land and building to the franchisee. As a result, the occupancy costs related to these restaurants moves from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy income from franchisee lease payments.

Debt and Interest

Interest expense has a significant impact on our net income as a result of our indebtedness. However, during 2008 and 2009, we continued to reduce interest expense through a series of debt repayments using the proceeds generated from our FGI transactions, sales of real estate and cash flow from operations. These repayments resulted in an overall debt reduction of approximately $49 million during 2009 and $25 million in 2008.

We continue to take a conservative approach to our cash management. While we paid down approximately $49 million in debt during 2009, we chose to maintain more than $26 million in cash at year end given the uncertain outlook for the economy and the capital markets. We will continue to balance our debt reduction goals and our commitment to maintain an ample liquidity cushion.

We are subject to the effects of interest rate volatility since approximately $80.0 million, or 31%, of our debt has variable interest rates. To minimize the interest rate volatility we participated in an interest rate swap on the first $100 million of floating rate debt. The interest rate swap, which was scheduled to end on March 30, 2010, was terminated on December 17, 2009.

Statements of Operations

	Fiscal Year Ended
	December 30, 2009		December 31, 2008		December 26, 2007
	(Dollars in thousands)
Revenue:
Company restaurant sales (a)	$488,948	80.4%	$648,264	85.3%	$844,621	89.9%
Franchise and license revenue (b)	119,155	19.6%	112,007	14.7%	94,747	10.1%
Total operating revenue	608,103	100.0%	760,271	100.0%	939,368	100.0%

Costs of company restaurant sales (c):
Product costs	114,861	23.5%	157,545	24.3%	215,943	25.6%
Payroll and benefits	197,612	40.4%	271,933	41.9%	355,710	42.1%
Occupancy	31,937	6.5%	40,415	6.2%	50,977	6.0%
Other operating expenses	73,496	15.0%	100,182	15.5%	123,310	14.6%
Total costs of company restaurant sales	417,906	85.5%	570,075	87.9%	745,940	88.3%

Costs of franchise and license revenue (c)	42,626	35.8%	34,933	31.2%	28,005	29.6%

General and administrative expenses	57,282	9.4%	60,970	8.0%	67,374	7.2%
Depreciation and amortization	32,343	5.3%	39,766	5.2%	49,347	5.3%
Operating (gains), losses and other charges, net	(14,483)	(2.4%)	(6,384)	(0.8%)	(31,082)	(3.3%)
Total operating costs and expenses	535,674	88.1%	699,360	92.0%	859,584	91.5%
Operating income	72,429	11.9%	60,911	8.0%	79,784	8.5%
Other expenses:
Interest expense, net	32,600	5.4%	35,457	4.7%	42,957	4.6%
Other nonoperating (income) expense, net	(3,125)	(0.5%)	9,190	1.2%	668	0.1%
Total other expenses, net	29,475	4.8%	44,647	5.9%	43,625	4.6%
Net income before income taxes	42,954	7.1%	16,264	2.1%	36,159	3.8%
Provision for income taxes (d)	1,400	0.2%	3,522	0.5%	6,675	0.7%
Net income (d)	$41,554	6.8%	$12,742	1.7%	$29,484	3.1%

Other Data:
Company-owned average unit sales	$1,810		$1,813		$1,716
Franchise average unit sales	$1,396		$1,490		$1,523
Company-owned equivalent units (e)	270		357		492
Franchise equivalent units (e)	1,274		1,186		1,049
Same-store sales increase (decrease) (company-owned) (f)(g)	(3.7%)		(1.4%)		0.3%
Guest check average increase (g)	1.0%		5.9%		4.6%
Guest count decrease (g)	(4.6%)		(6.9%)		(4.1%)
Same-store sales increase (decrease) (franchised and licensed units) (f)(g)	(5.2%)		(4.6%)		1.7%

(a)	We estimate that the additional, or 53rd, week added approximately $12.1 million of company restaurant sales in 2008.

(b)	We estimate that the additional, or 53rd, week added approximately $2.2 million of franchise and license revenue in 2008, consisting of $1.5 million of royalties and $0.7 million of occupancy revenue.

(c)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(d)
Fiscal years 2007 and 2008 have been adjusted from amounts previously reported to reflect certain adjustments as discussed in “Adjustments to Previously Issued Financial Statements” in Note 2 to our Consolidated Financial Statements.

(e)	Equivalent units are calculated as the weighted-average number of units outstanding during the defined time period.

(f)
Same-store sales include sales from restaurants that were open the same period in the prior year. For purposes of calculating same-store sales, the 53rd week of 2008 was compared to the 1st week of 2008.

(g)	Prior year amounts have not been restated for 2009 comparable units.

2009 Compared with 2008

Unit Activity

	2009	2008
Company-owned restaurants, beginning of period	315	394
Units opened	1	3
Units sold to franchisees	(81)	(79)
Units closed	(2)	(3)
End of period	233	315

Franchised and licensed restaurants, beginning of period	1,226	1,152
Units opened	39	31
Units purchased from Company	81	79
Units closed	(28)	(36)
End of period	1,318	1,226
Total company-owned, franchised and licensed restaurants, end of period	1,551	1,541

Company Restaurant Operations

During the year ended December 30, 2009, we incurred a 3.7% decrease in same-store sales, comprised of a 1.0% increase in guest check average and a 4.6% decrease in guest counts. Company restaurant sales decreased $159.3 million, or 24.6%, primarily resulting from an 87 equivalent unit decrease in company-owned restaurants and the 53rd week in 2008. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees as part of our FGI program.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.5% from 87.9%. Product costs decreased to 23.5% from 24.3% due to price increases taken to help offset commodity inflation. Payroll and benefits costs decreased to 40.4% from 41.9% primarily as a result of $5.2 million in favorable workers’ compensation claims development over the prior year (1.2%). Payroll and benefit costs also benefited from improved scheduling of restaurant staff (0.7%), partially offset by higher incentive compensation (0.4%). Occupancy costs increased to 6.5% from 6.2% as a result of changes in the portfolio of company-owned restaurants and the decrease in same-store sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 30, 2009		December 31, 2008
	(Dollars in thousands)
Utilities	$23,083	4.7%	$33,160	5.1%
Repairs and maintenance	9,909	2.0%	14,592	2.3%
Marketing	20,082	4.1%	23,243	3.6%
Legal settlement costs	412	0.1%	2,283	0.4%
Other direct costs	20,010	4.1%	26,904	4.2%
Other operating expenses	$73,496	15.0%	$100,182	15.5%

Utilities decreased by 0.4 percentage points primarily due to lower natural gas and electricity costs.  Marketing increased by 0.5 percentage points primarily as a result of the establishment of local advertising cooperatives during 2008 and 2009. The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 30, 2009		December 31, 2008
	(Dollars in thousands)
Royalties	$70,743	59.4%	$70,081	62.6%
Initial and other fees	4,910	4.1%	4,949	4.4%
Occupancy revenue	43,502	36.5%	36,977	33.0%
Franchise and license revenue	119,155	100.0%	112,007	100.0%

Occupancy costs	33,658	28.3%	28,451	25.4%
Other direct costs	8,968	7.5%	6,482	5.8%
Costs of franchise and license revenue	$42,626	35.8%	$34,933	31.2%

Royalties increased by $0.7 million, or 0.9%, primarily resulting from an 88 equivalent unit increase in franchised and licensed units. This increase was partially offset by the decrease from the 53rd week in 2008 and the effects of a 5.2% decrease in same-store sales. The increase in equivalent units resulted from the sale of company-owned restaurants to franchisees. During 2009 we opened 39 franchise restaurants and sold 81 restaurants to franchisees as compared to the opening of 31 franchise restaurants and the sale of 79 restaurants to franchisees during 2008. Although we opened more franchise units during 2009, initial fees remained essentially flat as a result of incentives included in certain franchise development agreements. The increase in occupancy revenue of $6.5 million, or 17.6%, is primarily the result of the sale of company-owned restaurants to franchisees, offset by the decrease from the 53rd week in 2008.

Costs of franchise and license revenue increased by $7.7 million, or 22.0%. The increase in occupancy costs of $5.2 million, or 18.3%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $2.5 million, or 38.4%, due primarily to $1.1 million of franchise-related costs associated with our 2009 Super Bowl promotion and $1.0 million increase in field management labor and incentive compensation. Occupancy costs as a percentage of occupancy revenue are generally higher than other direct costs as a percentage of royalties and fees. Therefore, as occupancy revenue increases as a percentage of total franchise and license revenue, the cost of franchise and license revenue as a percentage of franchise and license revenue will increase. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 35.8% for the year ended December 30, 2009 from 31.2% for the year ended December 31, 2008.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Share-based compensation	$4,671	$4,117
General and administrative expenses	52,611	56,853
Total general and administrative expenses	$57,282	$60,970

The increase in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of December 30, 2009. The $4.2 million decrease in other general and administrative expenses is primarily the result of decreased staffing attributable to organizational structure changes implemented during the second quarter of 2008. This decrease is partially offset by a $2.8 million increase in expense related to our deferred compensation plan resulting from gains on the underlying assets of the plan and a $0.7 million increase in incentive compensation.

Depreciation and amortization was comprised of the following:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Depreciation of property and equipment	$24,240	$30,609
Amortization of capital lease assets	2,723	3,420
Amortization of intangible assets	5,380	5,737
Total depreciation and amortization	$32,343	$39,766

The overall decrease in depreciation and amortization expense was due to the sale of company-owned restaurants to franchisees during 2008 and 2009.

Operating gains, losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Gains on sales of assets and other, net	$(19,429)	$(18,701)
Restructuring charges and exit costs	3,960	9,022
Impairment charges	986	3,295
Operating (gains), losses and other charges, net	$(14,483)	$(6,384)

During the year ended December 30, 2009, we recognized $12.5 million of gains on the sale of 81 restaurant operations to 18 franchisees for net proceeds of $30.3 million, which included notes receivable of $3.5 million. During the year ended December 31, 2008, we recognized $15.2 million of gains on the sale of 79 restaurant operations to 22 franchisees for net proceeds of $35.5 million, which included notes receivable of $2.7 million. The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Exit costs	$698	$3,435
Severance and other restructuring charges	3,262	5,587
Total restructuring and exist costs	$3,960	$9,022

Exit costs for the year ended December 30, 2009 decreased by $2.7 million, resulting primarily from the favorable termination of certain leases related to closed restaurants. Severance and other restructuring charges decreased by $2.3 million. The $3.3 million of severance and other restructuring charges for the year ended December 30, 2009 primarily resulted from the departure of our Chief Operating Officer and Chief Marketing Officer during the fourth quarter. The $5.6 million of severance and other restructuring charges for the year ended December 31, 2008 resulted primarily from a reorganization to support our ongoing transition to a franchise-focused business model. The reorganization led to the elimination of approximately 70 positions in 2008.

Impairment charges for the years ended December 30, 2009 and December 31, 2008 related to underperforming restaurants, as well as restaurants and real estate held for sale.

Operating income was $72.4 million during 2009 compared with $60.9 million during 2008.

Interest expense, net was comprised of the following:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Interest on senior notes	$17,452	$17,740
Interest on credit facilities	8,101	9,278
Interest on capital lease liabilities	3,785	3,804
Letters of credit and other fees	1,695	2,019
Interest income	(1,721)	(1,289)
Total cash interest	29,312	31,552
Amortization of deferred financing costs	1,077	1,100
Interest accretion on other liabilities	2,211	2,805
Total interest expense, net	$32,600	$35,457

The decrease in interest expense resulted primarily from the repayment of $46.7 million and $25.9 million on the credit facilities during the years ended December 30, 2009 and December 31, 2008, respectively.

Other nonoperating income, net was $3.1 million for the year ended December 30, 2009 compared with nonoperating expense of $9.2 million for the year ended December 31, 2008. The $12.3 million improvement over the prior year is primarily comprised of a $7.6 million increase related to the interest rate swap and a $2.7 million increase related to gains on investments included in our deferred compensation plan.

The provision for income taxes was $1.4 million compared with $3.5 million for the years ended December 30, 2009 and December 31, 2008, respectively. The reduction in our effective tax rate for the years ended December 30, 2009 and December 31, 2008 results primarily from the recognition of $0.7 million and $0.7 million of current tax benefits in 2009 and 2008 related to the enactment of certain federal laws during the first quarter of 2009 and the third quarter of 2008, respectively. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards and deductions from expired federal wage based income tax credits whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. Accordingly, for the year ended December 31, 2008, we recognized approximately $2.0 million of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting. The adoption of the Accounting Standards Codification’s guidance on business combinations during the first quarter of 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

Net income was $41.6 million for the year ended December 30, 2009 compared with $12.7 million for the year ended December 31, 2008 due to the factors noted above.

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

Company Restaurant Operations

During the year ended December 31, 2008, we incurred a 1.4% decrease in same-store sales, comprised of a 5.9% increase in guest check average and a 6.9% decrease in guest counts. Company restaurant sales decreased $196.4 million, or 23.2%, primarily resulting from a 135 equivalent unit decrease in company-owned restaurants, partially offset by the impact of the 53rd week in 2008. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees as part of our FGI program.

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

	Fiscal Year Ended
	December 31, 2008		December 26, 2007
	(Dollars in thousands)
Utilities	$33,160	5.1%	$40,898	4.8%
Repairs and maintenance	14,592	2.3%	18,300	2.2%
Marketing	23,243	3.6%	27,469	3.3%
Legal settlement costs	2,283	0.4%	3,621	0.4%
Other direct costs	26,904	4.2%	33,022	3.9%
Other operating expenses	$100,182	15.5%	$123,310	14.6%

Utilities increased by 0.3 percentage points primarily due to higher natural gas costs. Marketing increased by 0.3 percentage points primarily as a result of incremental advertising expenses during the fourth quarter of 2008. The overall decrease in other operating expenses primarily results from the sale of company-owned restaurants to franchisees.

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

Royalties increased by $7.0 million, or 11.0%, primarily resulting from a 137 equivalent unit increase in franchised and licensed units and the impact of the 53rd week in 2008. This increase was partially offset by the effects of a 4.6% decrease in same-store sales. The increase in equivalent units resulted from the sale of company-owned restaurants to franchisees. The decrease in initial fees of $1.4 million, or 22.1% primarily results from the opening of 31 franchise restaurants and the sale of 79 restaurants to franchisees during 2008 as compared to the opening of 18 franchise restaurants and the sale of 130 restaurants to franchisees during 2007. The increase in occupancy revenue of $11.7 million, or 46.3%, is also primarily the result of the sale of restaurants to franchisees and the impact of the 53rd week in 2008.

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

General and administrative expenses were comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Share-based compensation	$4,117	$4,774
General and administrative expenses	56,853	62,600
Total general and administrative expenses	$60,970	$67,374

The decrease in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of December 31, 2008. The $5.7 million decrease in other general and administrative expenses is primarily due to a reorganization to support our ongoing transition to a franchise-focused business model.

Depreciation and amortization was comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Depreciation of property and equipment	$30,609	$37,994
Amortization of capital lease assets	3,420	4,703
Amortization of intangible assets	5,737	6,650
Total depreciation and amortization	$39,766	$49,347

The overall decrease in depreciation and amortization expense was due to the sale of company-owned restaurants to franchisees during 2007 and 2008.

Operating gains, losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 26, 2007
	(In thousands)
Gains on sales of assets and other, net	$(18,701)	$(39,028)
Restructuring charges and exit costs	9,022	6,870
Impairment charges	3,295	1,076
Operating (gains), losses and other charges, net	$(6,384)	$(31,082)

During the year ended December 31, 2008, we recognized $15.2 million of gains on the sale of 79 restaurant operations to 22 franchisees for net proceeds of $35.5 million, which included notes receivable of $2.7 million. During the year ended December 26, 2007, we recognized $32.8 million of gains on the sale of 130 restaurant operations to 30 franchisees for net proceeds of $73.2 million. The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

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

Impairment charges for the years ended December 31, 2008 and December 26, 2007 related to closed and underperforming restaurants, as well as restaurants identified as held for sale.

Operating income was $60.9 million during 2008 compared with $79.8 million during 2007.

Interest expense, net was comprised of the following:

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

The decrease in interest expense resulted primarily from the repayment of $25.9 million and $100.3 million on the credit facilities during the years ended December 31, 2008 and December 26, 2007, respectively. The decrease from 2007 is partially offset by a 53rd week of interest in 2008.

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

The provision for income taxes was $3.5 million compared with $6.7 million for the years ended December 31, 2008 and December 26, 2007, respectively. The provision for income taxes for the year ended December 31, 2008 included the recognition of $0.7 million of current tax benefits. This item resulted from the enactment of certain federal laws that benefited us during the third quarter of 2008. The year ended December 26, 2007 included the recognition of $0.3 million of current tax benefits and a $0.6 million reduction to the valuation allowance. These items resulted from the enactment of certain federal and state laws that benefited us during the second quarter of 2007. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008 and 2007, we utilized certain federal and state NOL carryforwards and deductions from expired wage based federal income tax credits whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. Accordingly, for the years ended December 31, 2008 and December 26, 2007, we recognized approximately $2.0 million and $6.4 million, respectively, of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting on January 7, 1998. The reduction in our effective tax rate for the year ended December 31, 2008, as compared to the year ended December 26, 2007, was primarily due to the utilization of federal net operating loss carryforwards during 2007 from periods prior to fresh start reporting on January 7, 1998. These federal net operating loss carryforwards were fully utilized during fiscal 2007. We still have certain state net operating loss carryforwards from periods prior to fresh start reporting that have been utilized in both fiscal 2007 and 2008.

Net income was $12.7 million for the year ended December 31, 2008 compared with $29.5 million for the year ended December 26, 2007 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our Credit Facility (as defined in Note 10) and, in recent years, cash proceeds from the sale of surplus properties and sales of restaurant operations to franchisees, to the extent allowed by our Credit Facility. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Net cash provided by operating activities	$33,261	$20,483
Net cash provided by investing activities	23,763	9,661
Net cash used in financing activities	(51,541)	(30,667)
Net increase (decrease) in cash and cash equivalents	$5,483	$(523)

The increase in operating cash flows primarily resulted from a decrease in the runoff of working capital deficit during 2008 following the sale of a large number of restaurant operations to franchisees during the fourth quarter of 2007. We believe that our estimated cash flows from operations for 2010, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $23.8 million for the year ended December 30, 2009. These cash flows primarily represent net proceeds of $40.7 million on sales of restaurant operations to franchisees and sales of other real estate assets. The proceeds were partially offset by capital expenditures of $20.2 million, of which $1.8 million was financed through capital leases. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling and our strategic initiatives, as follows:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Facilities	$6,733	$10,432
New construction	4,604	4,992
Remodeling	4,130	8,306
Strategic initiatives	1,065	3,175
Other	1,875	975
Total capital expenditures	$18,407	$27,880

We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments.

Cash flows used in financing activities were $51.5 million for the year ended December 30, 2009, which included $45.5 million of term loan prepayments and $1.2 million of scheduled term loan payments made through a combination of asset sale proceeds, as noted above, and cash generated from operations.

Our Credit Facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $80.0 million term loan and an additional $30 million letter of credit facility (reduced from $37 million during the fourth quarter of 2009). At December 30, 2009, we had outstanding letters of credit of $28.2 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at December 30, 2009. These balances result in availability of $1.8 million under our letter of credit facility and $50.0 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $30 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The revolving facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as required payments related to asset sales) typical for this type of credit facility and may make certain optional prepayments under the Credit Facility.

The Credit Facility is guaranteed by Denny's and its subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 99 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of December 30, 2009.

As of December 30, 2009, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. As of December 30, 2009, the weighted-average interest rate under the term loan was 2.55%.

Our future contractual obligations and commitments at December 30, 2009 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$255,257	$900	$254,349	$8	$—
Capital lease obligations (a)	40,165	7,210	13,164	9,005	10,786
Operating lease obligations	320,476	40,629	70,420	55,624	153,803
Interest obligations (a)	57,083	19,553	37,530	—	—
Pension and other defined contribution plan obligations (b)	221	221	—	—	—
Purchase obligations (c)	152,820	147,690	5,130	—	—
Total	$826,022	$216,203	$380,593	$64,637	$164,589

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 30, 2009. For long-term debt with variable rates, we have used the rate applicable at December 30, 2009 to project interest over the periods presented in the table above. The capital lease obligation amounts above are inclusive of interest.

(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 30, 2009. Amounts cannot currently be estimated for more than one year.

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

We have not included in the contractual obligations table approximately $1.5 million for long-term liabilities for unrecognized tax benefits including potential interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.

At December 30, 2009, our working capital deficit was $33.8 million compared with $53.7 million at December 31, 2008. The decrease in working capital deficit resulted primarily from the sale of company-owned restaurants to franchisees during 2008 and 2009. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Off-Balance Sheet Arrangements

Except for operating leases entered into the normal course of business, we do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to self-insurance liabilities, impairment of long-lived assets, restructuring and exit costs, income taxes and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Total discounted workers' compensation and general liability insurance liabilities at December 30, 2009 and December 31, 2008 were $30.2 million reflecting a 2.5% discount rate and $37.1 million reflecting a 3.5% discount rate, respectively. The related undiscounted amounts at such dates were $32.2 million and $40.5 million, respectively.

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

During 2009, 2008 and 2007, we recorded impairment charges of $1.0 million, $3.3 million and $1.1 million, respectively, for underperforming restaurants, including restaurants closed and company-owned restaurants classified as held for sale.  These charges are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations. At December 30, 2009, we had a total of three restaurants with an aggregate net book value of less than $0.1 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

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

The most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 30, 2009, our total discounted liability for closed units was approximately $6.6 million, net of $3.1 million related to existing sublease agreements and $1.4 million related to properties for which we expect to enter into sublease agreements in the future. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

Income taxes. We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized.

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

Recent Accounting Pronouncements

See the New Accounting Standards section of Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

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

During the second quarter of 2007, we entered into an interest rate swap with a notional amount of $150 million to hedge a portion of the cash flows of our variable rate debt. The interest rate swap economically hedged our exposure to variability in future cash flows attributable to interest payments on the first $150 million of floating rate debt. Under the terms of the swap, through March 26, 2008, we paid a fixed rate of 4.8925% on the $150 million notional amount and received payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount. On March 26, 2008, we terminated $50 million of the notional amount of the interest rate swap. On December 17, 2009, we terminated the remaining $100 million of the notional amount of the interest rate swap.

Based on the levels of borrowings under the credit facility at December 30, 2009, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.8 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at December 30, 2009. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $179.2 million compared with a book value of $175.3 million at December 30, 2009. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 30, 2009 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our pension plan by approximately $1.8 million and would impact the pension plan's net periodic benefit cost by $0.1 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our other defined benefit plans by less than $0.1 million while the plans' net periodic benefit cost would remain flat. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

A. Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, Nelson J. Marchioli, and our Executive Vice President, Chief Administrative Officer and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Messrs. Marchioli and Wolfinger each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Messrs. Marchioli and Wolfinger, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 30, 2009. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 30, 2009, our internal control over financial reporting was effective, based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.B.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 30, 2009 and December 31, 2008, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 30, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
March 12, 2010

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and "Code of Ethics" in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation 2010 Annual Meeting of the Shareholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). The information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

Item 14.     Principal Accounting Fees and Services

The information required by this item is furnished by incorporation by reference to information under the caption entitled “Selection of Independent Registered Public Accounting Firm - 2009 and 2008 Audit Information” and “Audit Committee’s Pre-approval Policies and Procedures” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

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
*3.1
Restated Certificate of Incorporation of Denny’s Corporation dated March 3, 2003 as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

*3.2
By-Laws of Denny’s Corporation, as effective as of November 11, 2009 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on November 16, 2009)

*4.1
10% Senior Notes due 2012 Indenture dated as of October 5, 2004 between Denny’s Holdings, Inc., as Issuer, Denny’s Corporation, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

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

Exhibit No.	Description
+*10.4
Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Denny’s Corporation (No. 333-103220) filed with the Commission on February 14, 2003)

+*10.5
Description of amendments to the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

+*10.6
Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004)

+*10.7
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.8
Employment Agreement dated May 11, 2005 between Denny’s Corporation and Nelson J. Marchioli (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on May 13, 2005)

+*10.9
Amendment dated November 10, 2006 to the Employment Agreement dated May 11, 2005 between Denny’s Corporation, Denny’s Inc. and Nelson J. Marchioli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on November 13, 2006)

+*10.10
Amendment dated December 12, 2008 to the Employment Agreement dated May 11, 2005 and amended November 10, 2006, between Denny’s Corporation, Denny’s Inc. and Nelson J. Marchioli (incorporated by reference to Exhibit 10.10 the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 31, 2008)

+*10.11
Amended and Restated Employment Agreement dated May 1, 2009 between Denny’s Corporation, Denny’s Inc. and Nelson J. Marchioli  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on May 7, 2009)

+*10.12
Amendment dated December 10, 2008 to the letter agreement dated February 09, 2000 between Denny’s Corporation, then known as Advantica, and Janis S. Emplit (incorporated by reference to Exhibit 10.11 the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 31, 2008)

+*10.13
Employment Offer Letter dated August 16, 2005 between Denny’s Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 28, 2005)

*10.14
Amended and Restated Credit Agreement dated as of December 15, 2006, among Denny’s Inc. and Denny’s Realty, LLC, as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., and DFO, LLC, as Guarantors, the Lenders named therein, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 30, 2009)

*10.15
Amended and Restated Guarantee and Collateral Agreement dated as of December 15, 2006, among Denny’s Inc., Denny’s Realty, LLC, Denny’s Corporation, Denny’s Holdings, Inc., DFO, LLC, each other Subsidiary Loan Party referenced therein and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 30, 2009)

+*10.16
Written Description of Denny’s 2007 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2007)

+*10.17
Written Description of 2007 Long-Term Growth Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2007)

*10.18
Amendment No. 1 dated as of March 8, 2007 to the Amended and Restated Credit Agreement dated as of December 15, 2006 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on March 14, 2007)

+*10.19
Award certificate evidencing restricted stock unit award to F. Mark Wolfinger, effective July 9, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on July 12, 2007)

+*10.20
Written Description of Denny's Paradigm Shift Incentive Program (incorporated by reference to the Current Reports on Form 8-K of Denny's Corporation filed with the Commission on December 4, 2007 and May 27, 2008)

+*10.21	Denny's Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on February 4, 2008)

+*10.22	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008)

Exhibit No.	Description
+*10.23
Amendment to the Denny’s Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009)

+*10.24
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008)

+*10.25
Form of Performance-Based Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2008)

+*10.26
2008 Performance Restricted Stock Unit Program Description (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2008)

+*10.27
Form of 2009 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009)

+*10.28
Written Description of Denny’s 2009 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009)

+*10.29	Written Description of the Denny's 2009 Corporate Incentive Program (incorporate by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 31, 2008)

+10.30	Denny's Corporate Incentive Plan

21.1	Subsidiaries of Denny’s

23.1	Consent of KPMG LLP

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

+	Denotes management contracts or compensatory plans or arrangements.

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 30, 2009 and December 31, 2008, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 30, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Greenville, South Carolina
March 12, 2010

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$488,948	$648,264	$844,621
Franchise and license revenue	119,155	112,007	94,747
Total operating revenue	608,103	760,271	939,368
Costs of company restaurant sales:
Product costs	114,861	157,545	215,943
Payroll and benefits	197,612	271,933	355,710
Occupancy	31,937	40,415	50,977
Other operating expenses	73,496	100,182	123,310
Total costs of company restaurant sales	417,906	570,075	745,940
Costs of franchise and license revenue	42,626	34,933	28,005
General and administrative expenses	57,282	60,970	67,374
Depreciation and amortization	32,343	39,766	49,347
Operating (gains), losses and other charges, net	(14,483)	(6,384)	(31,082)
Total operating costs and expenses	535,674	699,360	859,584
Operating income	72,429	60,911	79,784
Other expenses:
Interest expense, net	32,600	35,457	42,957
Other nonoperating (income) expense, net	(3,125)	9,190	668
Total other expenses, net	29,475	44,647	43,625
Net income before income taxes	42,954	16,264	36,159
Provision for income taxes	1,400	3,522	6,675
Net income	$41,554	$12,742	$29,484

Net income per share:
Basic	$0.43	$0.13	$0.31
Diluted	$0.42	$0.13	$0.30

Weighted-average shares outstanding:
Basic	96,318	95,230	93,855
Diluted	98,499	98,842	98,844

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 30, 2009	December 31, 2008
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$26,525	$21,042
Receivables, less allowance for doubtful accounts of $171 and $475, respectively	18,106	15,146
Inventories	4,165	5,455
Assets held for sale	—	2,285
Prepaid and other current assets	9,549	9,531
Total Current Assets	58,345	53,459

Property, net of accumulated depreciation of $258,695 and $284,933, respectively	131,484	159,978

Other Assets:
Goodwill	32,440	34,609
Intangible assets, net	55,110	58,832
Deferred financing costs, net	2,676	3,879
Other noncurrent assets	32,572	31,041
Total Assets	$312,627	$341,798

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$900	$1,403
Current maturities of capital lease obligations	3,725	3,535
Accounts payable	22,842	25,255
Other current liabilities	64,641	76,924
Total Current Liabilities	92,108	107,117

Long-Term Liabilities:
Notes and debentures, less current maturities	254,357	300,617
Capital lease obligations, less current maturities	19,684	22,084
Liability for insurance claims, less current portion	21,687	25,832
Deferred income taxes	13,016	12,345
Other noncurrent liabilities and deferred credits	39,273	53,237
Total Long-Term Liabilities	348,017	414,115
Total Liabilities	440,125	521,232

Commitments and contingencies

Shareholders' Deficit
Common stock $0.01 par value; shares authorized - 135,000; issued and outstanding: 2009 – 96,613; 2008 – 95,713	966	957
Paid-in capital	542,576	538,911
Deficit	(652,827)	(694,381)
Accumulated other comprehensive loss, net of tax	(18,213)	(24,921)
Total Shareholders' Deficit	(127,498)	(179,434)
Total Liabilities and Shareholders' Deficit	$312,627	$341,798

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss

	Common Stock				Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Paid-in Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 27, 2006	93,186	$932	$527,911	$(734,997)	$(17,423)	$(223,577)
Income tax adjustment (Note 2)	—	—	—	(1,610)	—	(1,610)
Balance, December 27, 2006	93,186	932	527,911	(736,607)	(17,423)	(225,187)
Comprehensive income:
Net income (Note 2)	—	—	—	29,484	—	29,484
Recognition of unrealized loss on hedged transactions, net of tax	—	—	—	—	(2,753)	(2,753)
Reclassification of unrealized loss on hedged transactions resulting from the loss of hedge accounting	—	—	—	—	400	400
Minimum pension liability adjustment, net of tax	—	—	—	—	6,632	6,632
Comprehensive income	—	—	—	29,484	4,279	33,763
Share-based compensation on equity classified awards	—	—	3,367	—	—	3,367
Issuance of common stock for share-based compensation	247	2	220	—	—	222
Exercise of common stock options	1,193	12	2,114	—	—	2,126
Balance, December 26, 2007	94,626	946	533,612	(707,123)	(13,144)	(185,709)
Comprehensive income:
Net income (Note 2)	—	—	—	12,742	—	12,742
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	1,166	1,166
Minimum pension liability adjustment, net of tax	—	—	—	—	(12,943)	(12,943)
Comprehensive income	—	—	—	12,742	(11,777)	965
Share-based compensation on equity classified awards	—	—	4,025	—	—	4,025
Issuance of common stock for share-based compensation	385	4	286	—	—	290
Exercise of common stock options	702	7	988	—	—	995
Balance, December 31, 2008	95,713	957	538,911	(694,381)	(24,921)	(179,434)
Comprehensive income:
Net income	—	—	—	41,554	—	41,554
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	1,020	1,020
Minimum pension liability adjustment, net of tax	—	—	—	—	5,688	5,688
Comprehensive income	—	—	—	41,554	6,708	48,262
Share-based compensation on equity classified awards	—	—	3,567	—	—	3,567
Issuance of common stock for share-based compensation	806	8	(8)	—	—	—
Exercise of common stock options	94	1	106	—	—	107
Balance, December 30, 2009	96,613	$966	$542,576	$(652,827)	$(18,213)	$(127,498)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$41,554	$12,742	$29,484
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	32,343	39,766	49,347
Operating (gains), losses and other charges, net	(14,483)	(6,384)	(31,082)
Amortization of deferred financing costs	1,077	1,100	1,177
Loss on early extinguishment of debt	109	6	545
(Gain) loss on interest rate swap	(2,241)	5,351	400
Deferred income tax expense	671	2,757	5,788
Share-based compensation	4,671	4,117	4,774
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	(736)	(727)	1,420
Inventories	1,290	1,030	1,714
Other current assets	(17)	(5)	(447)
Other assets	(3,486)	(2,148)	(3,338)
Increase (decrease) in liabilities:
Accounts payable	(1,366)	(14,838)	2,329
Accrued salaries and vacations	(3,946)	(6,408)	(2,514)
Accrued taxes	(893)	(861)	(2,076)
Other accrued liabilities	(13,323)	(5,406)	1,184
Other noncurrent liabilities and deferred credits	(7,963)	(9,609)	(8,410)
Net cash flows provided by operating activities	33,261	20,483	50,295

Cash Flows from Investing Activities:
Purchase of property	(18,407)	(27,880)	(30,852)
Proceeds from disposition of property	40,658	37,541	80,721
Collections on notes receivable	1,512	—	—
Acquisition of restaurant units	—	—	(2,208)
Net cash flows provided by investing activities	23,763	9,661	47,661

Cash Flows from Financing Activities:
Long-term debt payments	(50,452)	(30,200)	(102,104)
Proceeds from exercise of stock options	107	995	2,126
Tax withholding on share-based payments	(253)	—	—
Net bank overdrafts	(943)	(1,462)	(2,238)
Deferred financing costs paid	—	—	(401)
Net cash flows used in financing activities	(51,541)	(30,667)	(102,617)

Increase (decrease) in cash and cash equivalents	5,483	(523)	(4,661)

Cash and Cash Equivalents at:
Beginning of year	21,042	21,565	26,226
End of year	$26,525	$21,042	$21,565

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At December 30, 2009, the Denny’s brand consisted of 1,551 restaurants, 1,318 (85%) of which were franchised/licensed restaurants and 233 (15%) of which were company-owned and operated. Denny’s restaurants are operated in 49 states, the District of Columbia, two U.S. territories and five foreign countries with principal concentrations in California (26% of total restaurants), Florida (10%) and Texas (10%).

The following table shows the unit activity for the years ended December 30, 2009 and December 31, 2008:

	2009	2008
Company-owned restaurants, beginning of period	315	394
Units opened	1	3
Units sold to franchisees	(81)	(79)
Units closed	(2)	(3)
End of period	233	315

Franchised and licensed restaurants, beginning of period	1,226	1,152
Units opened	39	31
Units purchased from Company	81	79
Units closed	(28)	(36)
End of period	1,318	1,226
Total company-owned, franchised and licensed restaurants, end of period	1,551	1,541

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

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries, the most significant of which are Denny’s Holdings, Inc. and the subsidiaries of Denny's Holdings, Inc.; Denny’s, Inc. and DFO, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years.  Fiscal 2008 included 53 weeks of operations, whereas 2009 and 2007 each included 52 weeks of operations.

Cash Equivalents and Short-term Investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include short-term investments of $24.2 million and $16.2 million at December 30, 2009 and December 31, 2008, respectively. These amounts were held overnight in Denny's main bank account due to earnings credits and asset security provided under the FDIC Transaction Account Guarantee Program (TAGP).

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

Note 2.     Summary of Significant Accounting Policies (continued)

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

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses in our Consolidated Statement of Operations. During 2009, 2008 and 2007, we incurred a net gain of $1.0 million, a net loss of $1.7 million and a net gain of $0.5 million, respectively. The fair value of the investments of the deferred compensation plan were $5.7 million and $5.4 million at December 30, 2009 and December 31, 2008, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. We have included in accounts payable in our Consolidated Balance Sheets cash overdrafts totaling $7.6 million and $8.5 million at December 30, 2009 and December 31, 2008, respectively. Changes in such amounts are reflected in the cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

Total discounted insurance liabilities at December 30, 2009 and December 31, 2008 were $30.2 million reflecting a 2.5% discount rate and $37.1 million reflecting a 3.5% discount rate, respectively. The related undiscounted amounts at such dates were $32.2 million and $40.5 million, respectively.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more-likely-than-not to be realized. While we have considered ongoing, prudent and feasible tax planning strategies in assessing the need for our valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance would decrease income tax expense in the period such determination was made. Interest and penalties accrued in relation to unrecognized tax benefits are recognized in income tax expense.

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

Fair Value Measurements. The carrying amounts of cash and cash equivalents, investments, accounts receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances. The fair value of our debt is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Financial Statements relates to the market quotations for our 10% Notes. See Note 9.

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

During various periods within 2009, 2008 and 2007, we utilized derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes. See Note 11.

Note 2.     Summary of Significant Accounting Policies (continued)

Contingencies and Litigation. We are subject to legal proceedings involving ordinary and routine claims incidental to our business, as well as legal proceedings that are nonroutine and include compensatory or punitive damage claims. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement costs as other operating expenses in our Consolidated Statements of Operations as those costs are incurred.

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

Gift cards. We sell gift cards which have no stated expiration dates. Proceeds from the sale of gift cards are deferred and recognized as revenue when they are redeemed. We recognize breakage on gift cards when, among other things, sufficient gift card history is available to estimate our potential breakage. We do not believe gift card breakage will have a material impact on our future operations.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2009, 2008 and 2007, we recorded initial fees of $4.7 million, $4.6 million and $6.0 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Operations. At December 30, 2009 and December 31, 2008, deferred fees were $1.2 million and $1.3 million, respectively, and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. For 2009, our ten largest franchisees accounted for approximately 33% of our franchise revenues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2009, 2008 and 2007 was $20.1 million, $23.2 million and $27.5 million, respectively, net of contributions from franchisees of $46.6 million, $44.7 million and $39.0 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Operations.

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

Share-Based Compensation.  Share-based compensation cost is measured at the grant date based on the fair value of the award. These costs for 2009, 2008 and 2007 include compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested on, December 29, 2005, the first day of fiscal 2006. We estimate potential forfeitures of share-based awards and adjust the compensation cost accordingly. Our estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Operations. Any benefit of tax deductions in excess of recognized compensation cost is reported as a financing cash flow on our Consolidated Statements of Cash Flows.

Note 2.     Summary of Significant Accounting Policies (continued)

The fair value of the stock options granted during 2009, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for the grants:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	57.5%	50.1%	67.5%
Risk-free interest rate	1.8%	2.7%	4.6%
Weighted average expected term	4.6 years	4.6 years	6.0 years

The dividend yield assumption was based on our dividend payment history and expectations of future dividend payments. The expected volatility was based on the historical volatility of our stock for a period approximating the expected life of the options granted. The risk-free interest rate was based on published U.S. Treasury spot rates in effect at the time of grant with terms approximating the expected life of the option. The weighted average expected term of the options represents the period of time the options are expected to be outstanding based on historical trends.

Compensation expense for stock options granted prior to fiscal 2006 is recognized based on the graded vesting attribution method.  Compensation expense for options granted subsequent to December 28, 2005 is recognized on a straight-line basis over the requisite service period for the entire award.

Generally, compensation expense related to restricted stock units, performance shares, performance units and board deferred stock units is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of the common stock on the date of grant. For restricted stock units and performance shares that contain a market condition, compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. The amount of certain cash-settled awards is determined based on the date of payment. Therefore, compensation expense related to these cash-settled awards is adjusted to fair value at each balance sheet date.

Subsequent to the vesting period, earned stock-settled restricted stock units and performance shares (both of which are equity classified) are paid to the holder in shares of common stock, and the cash-settled restricted stock units and performance units (both of which are liability classified) are paid to the holder in cash, provided the holder is then still employed with Denny’s or an affiliate.

Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and potential common shares outstanding during the period.

Adjustments to Previously Issued Financial Statements. Certain previously reported amounts from fiscal years 2006, 2007 and 2008 included in retained earnings have been reclassified to goodwill to conform to Accounting Standards Codification 740, "Income Taxes." During fiscal 2009, we recorded immaterial adjustments to correct errors in income tax accounting for the deductions of expired income tax credits and the related release of valuation allowance established in connection with fresh start reporting on January 7, 1998. The adjustments increased our deficit as of December 27, 2006 by $1.6 million (see the Consolidated Statements of Shareholders' Deficit and Comprehensive Loss) and had no impact on previously reported cash flows.

The following line items on the Consolidated Statements of Operations for the fiscal year ended December 31, 2008 were impacted by the adjustments:

	Fiscal Year Ended December 31, 2008
	Unadjusted	Adjustment	Adjusted
	(In thousands, except per share data)
Provision for income taxes	$1,602	$1,920	$3,522
Net income	14,662	(1,920)	12,742

Basic net income per share	$0.15	$(0.02)	$0.13
Diluted net income per share	$0.15	$(0.02)	$0.13

The following line items on the Consolidated Statements of Operations for the fiscal year ended December 26, 2007 were impacted by the adjustments:

	Fiscal Year Ended December 26, 2007
	Unadjusted	Adjustment	Adjusted
	(In thousands, except per share data)
Provision for income taxes	$4,808	$1,867	$6,675
Net income	31,351	(1,867)	29,484

Basic net income per share	$0.33	$(0.02)	$0.31
Diluted net income per share	$0.32	$(0.02)	$0.30

Note 2.     Summary of Significant Accounting Policies (continued)

The following line items on the Consolidated Balance Sheet as of December 31, 2008 were impacted by the adjustments:

	December 31, 2008	Adjustment	Adjusted December 31, 2008
	(In thousands)
Goodwill	$40,006	$(5,397)	$34,609
Total assets	347,195	(5,397)	341,798
Deficit	(688,984)	(5,397)	(694,381)
Total shareholders' deficit	(174,037)	(5,397)	(179,434)
Total liabilities and shareholders' deficit	347,195	(5,397)	341,798

See Note 20 for the adjusted quarterly data for 2008.

New Accounting Standards.

Accounting Standards CodificationTM (the "Codification” or "ASC")

Accounting Standards Update (“ASU”) No. 2009-01(Prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement 162”)

Effective September 30, 2009, we adopted ASU No. 2009-01, which provides for the Codification to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("U.S. GAAP"). The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. The adoption impacted the Company's financial statement disclosures, as all references to authoritative accounting literature will be in accordance with the Codification.

Fair Value

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (Prior authoritative literature : SFAS No. 157, “Fair Value Measurements”)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, which improves disclosure requirements related to fair value measurements under the Codification. The new disclosure requirements relate to transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. We are required to adopt ASU No. 2010-06 in the first quarter of 2010 with the exception of the requirements to provide the Level 3 activity, which will be effective for the first quarter of 2011. We are currently in the process of assessing the impact that ASU No. 2010-06 may have on our Consolidated Financial Statements.

ASU No. 2009-05,"Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value” (Prior authoritative literature: SFAS No. 157, “Fair Value Measurements”)

Effective December 30, 2009, we adopted ASU No. 2009-05 to provide guidance on measuring the fair value of liabilities under FASB ASC 820. The adoption did not have a material impact on our Consolidated Financial Statements.

FASB ASC 820-10-65 (“Prior authoritative literature: FASB Staff Position (“FSP”) FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly")

Effective July 1, 2009, we adopted FASB ASC 820-10-65, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This Codification section also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FASB ASC 820-10-65 did not have a material impact on our Consolidated Financial Statements.

FASB ASC 820-10 (Prior authoritative literature: FSP FAS 157-2, "Effective Date of FASB Statement 157")

During 2008, we adopted FASB ASC 820-10, which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, we adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on our Consolidated Financial Statements. See Note 9.

Postretirement Benefit Plans

FASB ASC 715-20-65 (Prior authoritative literature: FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”)

Effective December 30, 2009, we adopted FASB ASC 715-20-65, which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption did not impact our Consolidated Financial Statements. See Note 12.

ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)"

Effective December 30, 2009, we adopted ASU No.  2009-12, which amends the guidance on measuring fair value under FASB ASC 820 to permit, as a practical expedient, an entity to measure the fair value of an investment within the scope of ASU 2009-12 on the basis of the net asset value per share of the investment. For the Company, ASU No.  2009-12 pertains only to alternative investments held in the defined benefit pension plan and postretirement plans as we do not invest in alternative investments outside of these plans. Furthermore, the disclosure provisions of ASU No. 2009-12 are not applicable to employer’s disclosures about pension and postretirement benefit plan assets. FASB ASC 715 prescribes the disclosure requirements for pension and other postretirement benefit plan assets.

Note 2.     Summary of Significant Accounting Policies (continued)

Subsequent Events

FASB ASC 855-10 (Prior authoritative literature: SFAS 165, “Subsequent Events”)

Effective July 1, 2009, we adopted FASB ASC 855-10, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The adoption did not have a material impact on our Consolidated Financial Statements. See Note 21.

ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements"

Effective February 24, 2010, we adopted ASC No. 2010-09, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption did not have a material impact on our Consolidated Financial Statements. See Note 21.

Financial Instruments

FASB ASC 825-10-65 (Prior authoritative literature: FSP No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments")

Effective July 1, 2009, we adopted FASB ASC 825-10-65, which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption did not have a material impact on our Consolidated Financial Statements.

Investments – Debt and Equity Securities

FASB ASC 320-10-65 (Prior authoritative literature: FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments")

Effective July 1, 2009, we adopted FASB ASC 320-10-65, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption did not have a material impact on our Consolidated Financial Statements.

Variable Interest Entities

FASB ASC 810-10 (Prior authoritative literature: SFAS 167, “Amendments to FASB Interpretation No. 46(R)”)

In June 2009, the FASB issued FASB ASC 810-10, which amends the guidance on the consolidation of variable interest entities for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, it requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. We are required to adopt FASB ASC 810-10 in the first quarter of 2010 and are currently in the process of assessing the impact that it may have on our Consolidated Financial Statements.

Intangible Assets

FASB ASC 350-30 and FASB ASC 275-10-50 (Prior authoritative literature: FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”)

Effective January 1, 2009, the first day of fiscal 2009, we adopted FASB ASC 350-30 and FASB ASC 275-10-50, which amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. We will apply this literature prospectively to intangible assets acquired subsequent to the adoption date. The adoption had no impact on our Consolidated Financial Statements.

Derivative Instruments

FASB ASC 815-10-65 (Prior authoritative literature: SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”)

Effective January 1, 2009, we adopted FASB ASC 815-10-65, which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses.  It also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption did not have a material impact on our Consolidated Financial Statements. See Note 11.

Noncontrolling Interests

FASB ASC 810-10-65 (Prior authoritative literature: SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51")

Effective January 1, 2009, we adopted FASB ASC 810-10-65, which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this literature requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption did not have a material impact on our Consolidated Financial Statements.

Note 2.     Summary of Significant Accounting Policies (continued)

Business Combinations

FASB ASC 805-10, (Prior authoritative literature: SFAS 141R, "Business Combinations")

Effective January 1, 2009, we adopted FASB ASC 805-10, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. We will apply this literature to any business combinations subsequent to adoption. In addition, this FASB ASC requires that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The adoption of FASB ASC 805-10 resulted a $2 million reduction to both our deferred tax asset and valuation allowance, since we reversed only the valuation allowance related to the deferred tax asset recognized during 2009. In the prior year, we would have recognized $2 million as income tax expense with a corresponding reduction to goodwill. See Note 14.

FASB ASC 805-20 (Prior authoritative literature: FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies")

Effective January 1, 2009, we adopted FASB ASC 805-20, which amends the literature on Business Combinations to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on contingencies to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption did not have a material impact on our Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

Note 3.     Assets Held for Sale

There were no assets held for sale as of December 30, 2009. Assets held for sale of $2.3 million as of December 31, 2008 included restaurants to be sold to franchisees. Our Credit Facility (defined in Note 10) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties restaurant assets and restaurant operations to franchisees, net of a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant operations to franchisees and a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant assets. As of December 30, 2009 and December 31, 2008, no reclassification of long-term debt to current liabilities was required.

As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.4 million and $2.4 million for the years ended December 30, 2009 and December 31, 2008, respectively. This expense is included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

Note 4.     Property, Net

Property, net, consisted of the following:

	December 30, 2009	December 31, 2008
	(In thousands)
Land	$28,966	$33,885
Buildings and leasehold improvements	243,832	276,745
Other property and equipment	89,822	102,168
Total property owned	362,620	412,798
Less accumulated depreciation	243,387	266,462
Property owned, net	119,233	146,336
Buildings, vehicles, and other equipment held under capital leases	27,559	32,113
Less accumulated amortization	15,308	18,471
Property held under capital leases, net	12,251	13,642
Total property, net	$131,484	$159,978

The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 30, 2009	December 31, 2008
	(In thousands)
Land	$10,973	$10,209
Buildings and leasehold improvements	34,821	33,553
Total property owned, leased to franchisees	45,794	43,762
Less accumulated depreciation	30,672	29,017
Property owned, leased to franchisees, net	15,122	14,745
Buildings held under capital leases, leased to franchisees	15,227	12,779
Less accumulated amortization	9,360	7,955
Property held under capital leases, leased to franchisees, net	5,867	4,824
Total property leased to franchisees, net	$20,989	$19,569

Depreciation expense, including amortization of property under capital leases, for 2009, 2008 and 2007 was $27.0 million, $34.0 million and $42.7 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 5.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 30, 2009	December 31, 2008
	(In thousands)
Balance, beginning of year	$34,609	$38,961
Write-offs associated with sale of restaurants	(2,169)	(2,360)
Reversal of valuation allowance related to deferred tax assets (Notes 2 and 14)	—	(1,992)
Balance, end of year	$32,440	$34,609

Goodwill and intangible assets were comprised of the following:

	December 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$32,440	$—	$34,609	$—

Intangible assets with indefinite lives:
Trade names	$42,454	$—	$42,438	$—
Liquor licenses	176	—	262	—
Intangible assets with definite lives:
Franchise and license agreements	50,787	38,397	55,332	39,303
Foreign license agreements	241	151	241	138
Intangible assets	$93,658	$38,548	$98,273	$39,441

Other assets with definite lives:
Software development costs	$32,806	$28,401	$31,979	$26,446

The $4.5 million decrease in franchise agreements primarily resulted from the removal of fully amortized agreements. The amortization expense for definite-lived intangibles and other assets for 2009, 2008 and 2007 was $5.4 million, $5.7 million and $6.7 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2010	$2,894
2011	2,668
2012	2,305
2013	1,996
2014	1,441

We performed an annual impairment test as of December 30, 2009 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 30, 2009	December 31, 2008
	(In thousands)
Accrued salaries and vacation	$21,453	$23,954
Accrued insurance, primarily current portion of liability for insurance claims	10,814	13,591
Accrued taxes	7,953	8,846
Accrued interest	4,845	4,945
Restructuring charges and exit costs	2,901	3,253
Accrued advertising	3,697	6,425
Other	12,978	15,910
Other current liabilities	$64,641	$76,924

Note 7.     Operating Gains, Losses and Other Charges, Net

Operating gains, losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands)
Gains on sales of assets and other, net	$(19,429)	$(18,701)	$(39,028)
Restructuring charges and exit costs	3,960	9,022	6,870
Impairment charges	986	3,295	1,076
Operating (gains), losses and other charges, net	$(14,483)	$(6,384)	$(31,082)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Fiscal Year Ended
	December 30, 2009		December 31, 2008		December 26, 2007
	Net Proceeds	Gains	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$30,309	$12,498	$35,520	$15,224	$73,202	$32,835
Sales of other real estate assets	14,014	6,695	4,691	3,354	7,519	4,166
Recognition of deferred gains	—	236	—	123	—	2,027
Total	$44,323	$19,429	$40,211	$18,701	$80,721	$39,028

During 2009, as part of our Franchise Growth Initiative ("FGI"), we recognized $12.5 million of gains on the sale of 81 restaurant operations to 18 franchisees for net proceeds of $30.3 million, which included notes receivable of $3.5 million. During 2008, we recognized $15.2 million of gains on the sale of 79 restaurant operations to 22 franchisees for net proceeds of $35.5 million, which included notes receivable of $2.7 million. During 2007, we recognized $32.8 million of gains on the sale of 130 restaurant operations and certain related real estate to 30 franchisees for net proceeds of $73.2 million. Gains of $1.9 million were deferred on the 2006 sales of franchisee-operated real estate properties and were recognized during fiscal 2007. The remaining gains for the three periods resulted from the recognition of gains on the sale of other real estate assets, which include sales of certain real estate assets to franchisees, and deferred gains.

The balance, net of any allowance for doubtful accounts, and classification of notes receivable in the Consolidated Balance Sheets related to the sale of restaurants to franchisees were as follows:

	December 30, 2009	December 31, 2008
	(In thousands)
Current assets:
Receivables, less allowance for doubtful accounts of $0 and $339, respectively	$3,505	$1,366
Noncurrent assets:
Other noncurrent assets, less allowance for doubtful accounts of $0 and $0, respectively	1,894	2,060
Total receivables related to sale of restaurants to franchisees	5,399	3,426

Restructuring Charges and Exit Costs

Restructuring charges and exit costs consist primarily of the costs of future obligations related to closed units and severance and other restructuring charges for terminated employees and were comprised of the following:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands)
Exit costs	$698	$3,435	$1,665
Severance and other restructuring charges	3,262	5,587	5,205
Total restructuring charges and exit costs	$3,960	$9,022	$6,870

Severance and other restructuring charges of $3.3 million for 2009 primarily resulted from severance costs related to the departure of our Chief Operating Officer and Chief Marketing Officer during the fourth quarter. The $5.6 million of severance and other restructuring charges for 2008 primarily resulted from severance costs of $4.3 million recognized during the second quarter related to the reorganization to support our ongoing transition to a franchise-focused business model, which led to the elimination of approximately 70 positions. The $5.2 million of severance and other restructuring charges for 2007 resulted primarily from the reorganization of our field management structure, which led to the elimination of 80 to 90 out-of-restaurant operational positions. Of these eliminations, approximately 30 employees were reassigned to other positions within the Company.

Note 7.     Operating Gains, Losses and Other Charges, Net (continued)

The components of the change in accrued exit cost liabilities were as follows:

	December 30, 2009	December 31, 2008
	(In thousands)
Balance, beginning of year	$9,239	$8,339
Provisions for units closed during the year (1)	683	1,021
Changes in estimates of accrued exit costs, net (1)	15	2,414
Payments, net of sublease receipts	(4,098)	(3,366)
Interest accretion	716	831
Balance, end of year	6,555	9,239
Less current portion included in other current liabilities	2,003	2,079
Long-term portion included in other noncurrent liabilities	$4,552	$7,160

(1)	Included as a component of operating gains, losses and other charges, net

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2010	$2,414
2011	1,317
2012	998
2013	761
2014	672
Thereafter	1,410
Total	7,572
Less imputed interest	1,017
Present value of exit cost liabilities	$6,555

The present value of exit cost liabilities is net of $3.1 million of existing sublease arrangements and $1.4 million related to properties for which we expect to enter into sublease agreements in the future. See Note 8 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed units.

As of December 30, 2009 and December 31, 2008, we had accrued severance and other restructuring charges of $0.9 million and $1.2 million, respectively.  The balance as of December 30, 2009 is expected to be paid during 2010.

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

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable, of which the current portion is recorded in prepaid and other current assets and the long-term portion is recorded in other noncurrent assets in our Consolidated Balance Sheets, was as follows:

	December 30, 2009	December 31, 2008
	(In thousands)
Total minimum rents receivable	$23,981	$24,088
Estimated residual value of leased property (unguaranteed)	2,300	2,400
	26,281	26,488
Less unearned income	19,743	20,101
Net investment in direct financing leases receivable	$6,538	$6,387

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed units, at December 30, 2009 are as follows:

	Commitments		Lease Receipts
	Capital	Operating	Direct Financing	Operating
	(In thousands)
2010	$7,210	$40,629	$1,310	$35,036
2011	6,876	37,141	1,310	32,288
2012	6,288	33,279	1,310	30,749
2013	5,056	29,088	1,310	28,646
2014	3,949	26,536	1,310	26,466
Thereafter	10,786	153,803	17,431	168,487
Total	40,165	$320,476	$23,981	$321,672
Less imputed interest	16,756
Present value of capital lease obligations	$23,409

Note 8.     Leases and Related Guarantees (continued)

Rent expense and lease and sublease rental income are recorded as components of occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Operations and were comprised of the following:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands)
Rent expense:
Base rents	$44,146	$43,903	$43,494
Contingent rents	4,657	5,884	6,524
Total rental expense	$48,803	$49,787	$50,018
Rental income:
Base rents	$34,265	$28,705	$18,651
Contingent rents	3,299	3,660	3,565
Total rental income	$37,564	$32,365	$22,216
Net rent expense:
Base rents	$9,881	$15,198	$24,843
Contingent rents	1,358	2,224	2,959
Net rental expense	$11,239	$17,422	$27,802

Note 9.     Fair Value of Financial Instruments

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,721	$5,721	$—	$—	market approach
Total	$5,721	$5,721	$—	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of December 30, 2009, impaired assets related to an underperforming unit were written down to a fair value of $0 based on the income approach.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	December 30, 2009	December 31, 2008
	(In thousands)
Book value:
Fixed rate long-term debt	$175,257	$175,368
Variable rate long-term debt	80,000	126,652
Long term debt excluding capital lease obligations	$255,257	$302,020

Estimate fair value:
Fixed rate long-term debt	$179,194	$122,868
Variable rate long-term debt	80,000	126,652
Long term debt excluding capital lease obligations	$259,194	$249,520

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 30, 2009 and December 31, 2008 relates primarily to market quotations for our 10% Notes.

Note 10.     Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2009	December 31, 2008
	(In thousands)
Notes and Debentures:
10% Senior Notes due October 1, 2012, interest payable semi-annually	$175,000	$175,000
Credit Facility:
Revolver Loans outstanding due December 15, 2011	—	—
Term Loans due March 31, 2012	80,000	126,652
Other notes payable, maturing over various terms up to 4 years, payable in monthly installments with interest rates ranging from 9.0% to 9.17%	257	368
Capital lease obligations	23,409	25,619
	278,666	327,639
Less current maturities and mandatory prepayments	4,625	4,938
Total long-term debt	$274,041	$322,701

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 8), at December 30, 2009 are as follows:

Year:	(In thousands)
2010	$900
2011	908
2012	253,441
2013	8
2014 and thereafter	—
Total long-term debt, excluding capital lease obligations	$255,257

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $80.0 million term loan and an additional $30 million letter of credit facility (reduced from $37 million during the fourth quarter of 2009) (together, the "Credit Facility"). At December 30, 2009, we had outstanding letters of credit of $28.2 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at December 30, 2009. These balances result in availability of $1.8 million under our letter of credit facility and $50.0 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $30 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The Credit Facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as required payments related to asset sales) typical for this type of credit facility and may make certain optional prepayments under the Credit Facility. We believe that our estimated cash flows from operations for 2010, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

The Credit Facility is guaranteed by Denny's and its subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 99 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 2.55% and 4.35% as of December 30, 2009 and December 31, 2008, respectively, prior to considering the impact of our interest rate swap as of December 31, 2008, as described in Note 11. Taking into consideration our interest rate swap, the weighted-average interest rate under the term loan was 6.36% as of December 31, 2008.  The interest rate swap was terminated during the fourth quarter of 2009.  See Note 11.

During 2009, we paid $46.7 million (which included $45.5 million of prepayments and $1.2 million of scheduled payments) on the term loan through a combination of proceeds on sales of restaurant operations to franchisees, real estate and other assets, as well as cash generated from operations. As a result of these prepayments, we recorded $0.1 million of losses on early extinguishment of debt resulting from the write-off of deferred financing costs. These losses are included as a component of other nonoperating expense in our Consolidated Statements of Operations.

Note 10.     Long-Term Debt (continued)

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

Denny’s Holdings may redeem all or a portion of the 10% Notes for cash at its option, upon not less than 30 days nor more than 60 days notice to each holder of 10% Notes, at the following redemption prices (expressed as percentages of the principal amount) with accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption of the 10% Notes (the “Redemption Date”):

Year:	Percentage
January 1, 2010 through September 30, 2010	102.5%
October 1, 2010 and thereafter	100.0%

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

Note 11.     Derivative Financial Instruments

We utilize derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs.

Interest Rate Swaps

We manage our exposure to fluctuations in interest rates on our variable rate debt by entering into interest rate swaps. The fair value of swaps is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable in case of changes in market conditions or interest rates.  We manage our exposure to counterparty credit risk by entering into derivative financial instruments with high-quality financial institutions that can be expected to fully perform under the terms of such agreements.  We monitor the credit rating of these institutions on a quarterly basis. We do not require collateral or other security to support derivative financial instruments, if any, with credit risk.  The interest rate swap described below was considered an obligation under the Credit Facility as it was entered into with counterparties that are also lenders under the Credit Facility. The security interest and collateral provided by the Credit Facility is also available to the swap counterparties.  Our counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

In 2007, we entered into an interest rate swap with a notional amount of $150 million and designated it as a cash flow hedge of our interest rate exposure on the first $150 million of floating rate debt. Under the terms of the swap, we paid a fixed rate of 4.8925% on the $150 million notional amount and received payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the $150 million notional amount at the inception of the swap. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense.

In accordance with hedge accounting, to the extent the swap was effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swap were reported as adjustments to other comprehensive income. At December 26, 2007, we determined that a portion of the underlying cash flows related to the swap (i.e., interest payments on $150 million of floating rate debt) was no longer probable of occurring over the term of the swap as a result of the probability of paying the debt down below $150 million. As a result, we discontinued hedge accounting treatment. The losses included in accumulated other comprehensive income as of December 26, 2007 were and continue to be amortized to other nonoperating expense over the remaining original term of the interest rate swap. See Note 13. Additionally, changes in the fair value of the swap were recorded in other nonoperating expense.

In 2008, we terminated $50 million notional amount of the interest rate swap. The termination resulted in a  $2.4 million cash payment, which was made during 2008. In the fourth quarter of 2009, we terminated the remaining $100 million of the notional amount of the interest rate swap. The termination resulted in a $1.3 million cash payment, which was made in the fourth quarter of 2009. There were no interest rate swaps outstanding as of December 30, 2009.

Natural Gas Hedge Contracts

We enter into natural gas hedge contracts in order to limit our exposure to price increases for natural gas. These pay fixed/receive floating agreements are based on NYMEX prices. As of December 30, 2009, there were no outstanding contracts related to our natural gas purchases. Realized gains (losses) on the contracts are recorded as utility cost which is a component of other operating expenses. The contracts are not accounted for under hedge accounting, and therefore, changes in the contracts' fair value are recorded in other nonoperating expense. Under the terms of the natural gas hedge contracts, both parties may be required to provide collateral related to any liability positions held.  As of December 30, 2009, no collateral was held by the counterparty.

Note 11.     Derivative Financial Instruments (continued)

As of December 30, 2009, there were no derivative instruments included in the Consolidated Balance Sheet. The fair values of derivative instruments not designated as hedging instruments included in the Consolidated Balance Sheet as of December 31, 2008 were as follows:

	Interest Rate Swap	Natural Gas Contracts
	(In thousands)
December 31, 2008:
Other current liabilities	$—	$(933)
Other noncurrent liabilities and deferred credits	(4,545)	—
Fair value of derivative instrument	$(4,545)	$(933)

The changes in fair value of the interest rate swap were as follows:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Fair value of the interest rate swap, beginning of period	$(4,545)	$(2,753)
Change in the fair value of the interest rate swap (recorded in other nonoperating expense)	3,261	(4,184)
Termination of a portion of the swap	1,284	2,392
Fair value of the interest rate swap, end of period	$—	$(4,545)

The gains (losses) recognized in our Consolidated Statements of Operations as a result of the interest rate swap and natural gas hedge contracts were as follows:

	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands)
Realized gains (losses):
Interest rate swap - included as a component of interest expense	$(3,930)	$(1,402)	$464
Natural gas contracts - included as a component of utility expense, which is included in other operating expenses	$(1,484)	$(556)	$(263)

Unrealized gains (losses) included as a component of nonoperating expense:
Interest rate swap	$2,241	$(5,351)	$(400)
Natural gas contracts	$811	$(811)	$143

The unrealized gains (losses) related to the interest rate swap include both the changes in the fair value of the swap and the amortization of losses previously recorded in accumulated other comprehensive income.

Note 12.     Employee Benefit Plans

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

Defined Benefit Plans

The obligations and funded status for our pension plan and other defined benefit plans were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 30, 2009	December 31, 2008	December 30, 2009	December 31, 2008
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$57,298	$50,209	$2,553	$3,096
Service cost	390	350	—	—
Interest cost	3,452	3,388	151	194
Actuarial losses (gains)	1,018	6,389	98	(38)
Settlement loss	—	—	16	75
Benefits paid	(3,328)	(3,038)	(394)	(774)
Benefit obligation at end of year	$58,830	$57,298	$2,424	$2,553
Accumulated benefit obligation	$58,830	$57,298	$2,424	$2,553

Change in Plan Assets:
Fair value of plan assets at beginning of year	$44,451	$49,410	$—	$—
Actual return on plan assets	8,933	(3,317)	—	—
Employer contributions	1,072	1,396	394	774
Benefits paid	(3,328)	(3,038)	(394)	(774)
Fair value of plan assets at end of year	$51,128	$44,451	$—	$—

Reconciliation of Funded Status:
Funded status	$(7,702)	$(12,847)	$(2,424)	$(2,553)

The amounts recognized in the Consolidated Balance Sheets were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 30, 2009	December 31, 2008	December 30, 2009	December 31, 2008
	(In thousands)
Other current liabilities	$—	$—	$(221)	$(215)
Other noncurrent liabilities and deferred credits	(7,702)	(12,847)	(2,203)	(2,338)
Net amount recognized	$(7,702)	$(12,847)	$(2,424)	$(2,553)

The amounts recognized in accumulated other comprehensive income that have not yet been recognized as a component of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 30, 2009	December 31, 2008	December 30, 2009	December 31, 2008
	(In thousands)
Net loss	$(17,549)	(23,307)	(496)	(426)
Accumulated other comprehensive loss	$(17,549)	(23,307)	(496)	(426)
Cumulative employer contributions in excess of cost	9,847	10,460	(1,928)	(2,127)
Net amount recognized	$(7,702)	(12,847)	(2,424)	(2,553)

During fiscal 2010, $0.9 million and less than $0.1 million of accumulated other comprehensive income will be recognized related to the pension plan and other defined benefit plans, respectively.

Note 12.     Employee Benefit Plans (continued)

The components of the change in accumulated other comprehensive loss were as follows:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Pension Plan:
Balance, beginning of year	$(23,307)	$(10,325)
Benefit obligation actuarial gain (loss)	(1,018)	(6,389)
Net gain (loss)	5,469	(7,194)
Amortization of net loss	1,307	601
Balance, end of year	$(17,549)	$(23,307)

Other Defined Benefit Plans:
Balance, beginning of year	$(427)	$(466)
Benefit obligation actuarial gain	(98)	38
Net gain (loss)	13	(18)
Amortization of net loss	15	19
Balance, end of year	$(497)	$(427)

Minimum pension liability adjustments for 2009, 2008 and 2007 were a reduction of $5.7 million, an addition of $12.9 million and a reduction of $6.6 million, respectively. Accumulated other comprehensive losses of $18.0 million and $23.7 million related to minimum pension liability adjustments are included as a component of accumulated other comprehensive income (loss) in our Consolidated Statement of Shareholders' Deficit and Comprehensive Income (Loss) for the years ended December 30, 2009 and December 31, 2008, respectively.

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands)
Pension Plan:
Service cost	$390	$350	$350
Interest cost	3,452	3,388	3,145
Expected return on plan assets	(3,464)	(3,877)	(3,529)
Amortization of net loss	1,307	601	882
Net periodic benefit cost	$1,685	$462	$848

Other comprehensive (income) loss	$(5,758)	$12,982	$(6,478)

Other Defined Benefit Plans:
Service cost	$—	$—	$—
Interest cost	151	194	190
Amortization of net loss	15	19	23
Settlement loss recognized	29	58	—
Net periodic benefit cost	$195	$271	$213

Other comprehensive (income) loss	$70	$(39)	$(154)

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2009, 2008 and 2007 were $1.9 million, $0.7 million and $1.1 million, respectively.

Assumptions

Because our pension plan was closed to new participants as of December 31, 1999, and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2009, 2008 or 2007. Weighted-average assumptions used to determine benefit obligations were as follows:

	December 30, 2009	December 31, 2008
Discount rate	5.99%	6.19%
Measurement date	12/30/09	12/31/08

Weighted-average assumptions used to determine net periodic pension cost were as follows:

	December 30, 2009	December 31, 2008	December 26, 2007
Discount rate	6.19%	6.57%	5.94%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Measurement date	12/30/09	12/31/08	12/26/07

Note 12.     Employee Benefit Plans (continued)

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

Plan Assets

The investment policy of our pension plan is based on an evaluation of our ability and willingness to assume investment risk in light of the financial and benefit-related goals objectives deemed to be prudent by the fiduciaries of our pension plan assets. These objectives include, but are not limited to, earning a rate of return over time to satisfy the benefit obligation, managing funded status volatility, and maintaining sufficient liquidity. As of December 30, 2009, the strategic target asset allocation is 56% equity securities (diversified between domestic and international holdings) and 44% fixed income securities (diversified between corporate and government holdings and generally long duration).

We review the strategic asset allocation periodically to determine the appropriate balance between cost and risk, taking into account the regulatory funding requirements and the nature of our pension plan's liabilities. We monitor the competitive performance versus market benchmarks and rebalance to target allocations if necessary on a quarterly basis.

The fair values of our pension plan assets were as follows:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$1,033	$—	$1,033	$—
Equity securities:
U.S. large-cap (a)	13,600	13,600	—	—
U.S. mid-cap (b)	4,004	4,004	—	—
U.S. small-cap (c)	1,005	1,005	—	—
International large-cap	8,161	8,161	—	—
Fixed income securities:
U.S. Treasuries	4,579	4,579	—	—
Corporate bonds (d)	15,657	15,657	—	—
Other types of investments:
Commingled funds (e)	3,089	—	3,089	—
Total	$51,128	$47,006	$4,122	$—

(a)	The majority of this category represents a fund with the objective of approximating the return of the S&P 500 Index. The remaining securities include both a large-value fund and a large-growth fund investing in diverse industries.
(b)	This category includes both a mid-growth fund with the objective of outperforming the Russell Mid Cap Growth Index and a mid-value fund investing in diverse industries.
(c)	This category includes both a small-value fund and a small-growth fund investing in diverse industries.
(d)	This category includes intermediate and long-term investment grade bonds from diverse industries.
(e)	This category represents a fund of well diversified hedged mutual funds with the objective of providing a low-volatility means to access equity-like returns.

Following is a description of the valuation methodologies used for assets measured at fair value.

• Equity Securities and Fixed Income Securities:  Valued at the net asset value (“NAV”) of shares held by the pension plan at year-end. The NAV is a quoted price in an active market.

• Cash Equivalents and Commingled Funds:  Valuation determined by the trustee of the money market funds and commingled funds based on the fair value of the underlying securities within the fund, which represent the NAV, a practical expedient to fair value, of the units held by the pension plan at year-end.

Contributions and Expected Future Benefit Payments

We made contributions of $1.1 million and $1.4 million to our qualified pension plan during the years ended December 30, 2009 and December 31, 2008, respectively. We made contributions of $0.4 million and $0.8 million to our other defined benefit plans during the years ended December 30, 2009 and December 31, 2008. We expect to contribute $0.2 million to our other defined benefit plans during 2010. We do not expect to contribute to our qualified pension plan during 2010. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2015 through 2019 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2010	$3,057	$221
2011	3,052	284
2012	3,107	198
2013	3,188	245
2014	3,244	203
2015 through 2019	18,914	1,055

Note 12.     Employee Benefit Plans (continued)

Defined Contribution Plans

Eligible employees can elect to contribute 1% to 15% of their compensation to our 401(k) plan.  As a result of certain IRS limitations, participation in a non-qualified deferred compensation plan is offered to certain employees.  Under this deferred compensation plan, participants are allowed to defer 1% to 50% of their annual salary and 1% to 100% of their incentive compensation.  Under both plans, we make matching contributions of up to 3% of compensation.  Participants in the deferred compensation plan are eligible to participate in the 401(k) plan; however, due to the above referenced IRS limitations, they are not eligible to receive the matching contributions under the 401(k) plan. Under these plans, we made contributions of $1.6 million, $1.9 million and $2.2 million for 2009, 2008 and 2007, respectively.

Note 13.     Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss in our Consolidated Statements of Shareholders' Deficit and Comprehensive Loss were as follows:

	December 30, 2009	December 31, 2008
	(In thousands)
Additional minimum pension liability (Note 12)	$(18,046)	$(23,734)
Unrealized loss on interest rate swap (Note 11)	(167)	(1,187)
Accumulated other comprehensive loss	$(18,213)	$(24,921)

Note 14.     Income Taxes

The following is a summary of the provision for income taxes:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands)
Current:
Federal	$(897)	$(542)	$(301)
State, foreign and other	1,626	1,307	1,188
	729	765	887
Deferred:
Federal	525	2,408	5,996
State, foreign and other	146	349	(208)
	671	2,757	5,788
Provision for income taxes	$1,400	$3,522	$6,675

The federal provision for income taxes included the recognition of $0.7 million, $0.7 million and $0.3 million of current tax benefits related to the enactment of certain federal and state laws enacted during the years ended December 30, 2009, December 31, 2008 and December 26, 2007, respectively.  In addition, we recognized a $0.6 million reduction to the valuation allowance related to the enactment of certain federal and state laws during the year ended December 26, 2007.

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 30, 2009	December 31, 2008	December 26, 2007
Statutory provision (benefit) rate	35%	35%	35%
State, foreign, and other taxes, net of federal income tax benefit	3	6	3
Portion of net operating losses, capital losses and unused income tax credits resulting from the establishment or reduction in the valuation allowance	(35)	(19)	(18)
Other	—	—	(2)
Effective tax rate	3%	22%	18%

Note 14.     Income Taxes (continued)

The following represents the approximate tax effect of each significant type of temporary difference giving rise to deferred income tax assets or liabilities:

	December 30, 2009	December 31, 2008
	(In thousands)
Deferred tax assets:
Lease liabilities	$569	$947
Self-insurance accruals	12,408	15,076
Capitalized leases	4,463	4,789
Closed store liabilities	3,545	4,765
Fixed assets	22,767	24,304
Pension, other retirement and compensation plans	17,243	18,761
Other accruals	1,047	5,047
Alternative minimum tax credit carryforwards	12,307	12,629
General business credit carryforwards - state and federal	38,887	45,644
Net operating loss carryforwards - state	28,574	31,110
Net operating loss carryforwards - federal	7,302	13,408
Total deferred tax assets before valuation allowance	149,112	176,480
Less: valuation allowance	(135,333)	(161,615)
Deferred tax assets	13,779	14,865
Deferred tax liabilities:
Intangible assets	(26,795)	(27,210)
Total deferred tax liabilities	(26,795)	(27,210)
Net deferred tax liability	$(13,016)	$(12,345)

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. The valuation allowance decreased $26.3 million during the year ended December 30, 2009. The South Carolina net operating loss carryforwards represent 77% of the total state net operating loss carryforwards. During 2008 and 2007, we utilized certain state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. For the years ended December 31, 2008 and December 26, 2007, we recognized an increase of approximately $2.0 million and $6.4 million, respectively, of federal and state deferred tax expense with a corresponding reduction to goodwill (see Note 5) in connection with fresh start reporting. The adoption of the Codification’s guidance on business combinations during the first quarter of 2009 requires that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

At December 30, 2009, we have available, on a consolidated basis, general business credit carryforwards of approximately $38.9 million, most of which expire in 2010 through 2029, and alternative minimum tax ("AMT") credit carryforwards of approximately $12.3 million, which never expire. We also have available regular NOL and AMT NOL carryforwards of approximately $24.3 million and $111.4 million, respectively, which expire in 2021 through 2029. Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of our NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of our net unrealized built-in gains at the time of any ownership change recognized in that taxable year. Therefore, some of our tax attributes recorded in the gross deferred tax asset inventory may expire prior to their utilization. A valuation allowance has already been established for a significant portion of these deferred tax assets since it is our position it is more-likely-than-not the tax benefit will not be realized from these assets.

The reconciliation of changes in unrecognized tax benefits was as follows:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Balance, beginning of year	$1,271	$226
Increases attributable to tax positions taken during a prior year	242	1,045
Balance, end of year	$1,513	$1,271

The $1.5 million of unrecognized benefits as of December 30 2009 will have no impact on our effective rate. We expect the unrecognized tax benefits to decrease over the next twelve months by $1.0 to $1.5 million, none of which is expected to impact our effective rate. The expected reduction is due to the timing of recognition on certain income items. As of and for the years ended December 30, 2009 and December 31, 2008, there were no interest and penalties recognized in our Consolidated Balance Sheet and Consolidated Statement of Operations.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. We remain subject to examination for U.S. federal taxes for 2006-2009 and in the following major state jurisdictions: California (2005-2009); Florida (2006-2009) and Texas (2005-2009).

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

Note 15.     Share-Based Compensation (continued)

The 2008 Omnibus Plan and the 2004 Omnibus Plan will be used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of these plans. There were originally four and a half million shares reserved for issuance under the 2008 Omnibus Plan. There were originally ten million shares reserved for issuance under the 2004 Omnibus Plan, plus a number of additional shares (not to exceed 1,500,000) underlying awards that were outstanding prior to the adoption of the 2004 Omnibus Plan pursuant to our other plans which thereafter cancel, terminate or expire unexercised for any reason. We will not grant any awards under the 2008 Omnibus Plan to our current President and Chief Executive Officer, but may continue to grant awards to him under the 2004 Omnibus Plan.

The Compensation Committee, or the Board of Directors as a whole, has sole discretion to determine the terms and conditions of awards granted under such plans. Under the terms of options granted under the above referenced plans, generally, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows (in thousands):

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007

Share-based compensation related to liability classified restricted stock units	$1,104	$92	$1,407
Share-based compensation related to equity classified awards:
Stock options	$1,567	$1,817	$1,386
Restricted stock units	1,687	1,980	1,657
Board deferred stock units	313	228	324
Total share-based compensation related to equity classified awards	3,567	4,025	3,367
Total share-based compensation	$4,671	$4,117	$4,774

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

The following table summarizes information about stock option outstanding and exercisable at December 30, 2009:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	7,925	$2.51
Granted	1,394	1.67
Exercised	(94)	1.14
Forfeited	(408)	2.42
Expired	(515)	3.30
Outstanding, end of year	8,302	2.34	4.56	$3,374
Exercisable, end of year	6,366	2.36	3.30	$2,788

The aggregate intrinsic value was calculated using the difference between the market price of our stock on December 30, 2009 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $0.1 million, $1.1 million and $3.3 million during the years ended December 30, 2009, December 31, 2008 and December 26, 2007, respectively.

The weighted average fair value per option of options granted during the years ended December 30, 2009, December 31, 2008 and December 26, 2007 was $0.81, $1.18 and $3.07, respectively.

As of December 30, 2009, we had approximately $1.1 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 1.7 years.

Note 15.     Share-Based Compensation (continued)

Restricted Stock Units

The following table summarizes information about restricted stock units outstanding at December 30, 2009:

	Units	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	3,095	$3.68
Granted	312	1.84
Vested	(1,035)	3.82
Forfeited	(363)	3.01
Outstanding, end of year	2,009	3.56

In March 2009, we granted approximately 0.3 million performance shares and 0.3 million performance units to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares grant date fair value of $1.84 per share. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 30, 2009. The performance units were valued at $2.00 per unit. The performance period is the three year fiscal period beginning January 1, 2009 and ending December 28, 2011. The performance shares and units will vest and be earned (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies. As of December 30, 2009, approximately 0.2 million and 0.2 million performance shares and units were outstanding, respectively.

During 2008, we granted approximately 1.2 million restricted stock units to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $2.56 per share. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the four fiscal quarters ending prior to July 16, 2009. These restricted units will be earned and vest in 1/3 increments (from 50% to 120% of the target award for each such increment) based on the appreciation/(depreciation) of our common stock from the date of grant to each of three vesting periods (July 16, 2009, July 16, 2010 and July 16, 2011).  During the year ended December 30, 2009, we issued 0.2 million shares of common stock, net of 0.1 million shares that were used to pay taxes, related to the 0.3 million restricted stock units that vested as of July 16, 2009. As of December 30, 2009, approximately 0.6 million of the restricted stock units were outstanding.

During 2007, we granted approximately 0.6 million performance shares and 0.6 million performance units with a grant date fair value of $4.61 per share to certain employees. The awards were earned at 100% of the target award based on certain operating performance measures for fiscal 2007. The performance shares and units vest 15% as of December 26, 2007, 35% as of December 31, 2008 and 50% as of December 30, 2009. During the year ended December 30, 2009, we paid $0.7 million (before taxes) in cash and issued 0.1 million shares of common stock related to the 0.1 million performance units and 0.1 million performance shares that vested on December 31, 2008. During the year ended December 31, 2008, we paid $0.4 million in cash and issued 0.1 million shares of common stock related to the 0.1 million performance units and 0.1 million performance shares that vested on December 26, 2007. As of December 30, 2009, approximately 0.2 million and 0.2 million of the performance shares and units were outstanding, respectively.

In addition, during 2007, we granted approximately 0.1 million stock-settled restricted stock units and 0.1 million cash-settled restricted stock units with a grant date fair value of $4.55 per share to the Company's Chief Financial Officer. The stock-settled and cash-settled units will vest in 20% annual increments between July 9, 2008 and July 9, 2012.  The vested stock-settled units will be paid in shares of common stock on July 9, 2012 and the vested cash-settled units will be paid in cash as of each vesting period, provided that he is then still employed with Denny's or an affiliate, previously terminated due to death or disability or previously terminated within two years following a change in control by the Company without cause or by grantee for good reason. During the year ended December 30, 2009, we paid less then $0.1 million in cash related to the cash-settled restricted stock units that vested on July 9, 2009. During the year ended December 31, 2008, we paid less then $0.1 million in cash related to the cash-settled restricted stock units that vested on July 9, 2008. As of December 30, 2009, approximately 0.1 million and less than 0.1 million of the stock-settled restricted stock units and cash-settled restricted stock units were outstanding, respectively.

During 2006, we granted approximately 0.4 million performance shares and 0.4 million performance units with a grant date fair value of $4.45 per share to certain employees. The awards were earned at 100% of the target award based on certain operating performance measures for fiscal 2006. The performance shares and units vested over a period of two years based on continued employment of the holder. During the year ended December 30, 2009, we paid $1.0 million (before taxes) in cash and issued 0.2 million share of common stock related to the 0.2 million performance units and 0.2 million performance shares that vested as of December 31, 2008. As of December 30, 2009, there were no performance shares or units outstanding under this award.

During 2005, we granted approximately 0.3 million performance shares and 0.3 million performance units with a grant date fair value of $4.06 per share to certain employees. The awards will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The annual periods ended June 30, 2006, 2007 and 2008.  The first two incremental portions of the awards were not earned during the three annual periods, but will be considered earned after 5 years based on continued employment. The third incremental portion of the awards was earned on June 30, 2008. Once earned, the performance shares and units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned performance shares and 50% of the earned performance units will be paid. During the year ended December 30, 2009, we paid $0.1 million (before taxes) in cash and issued less than 0.1 million shares of common stock related to the less than 0.1 million performance units and less than 0.1 million performance shares that vested as of June 30, 2009. As of December 30, 2009, approximately 0.2 million and 0.2 million of the performance shares and units were outstanding, respectively.

Note 15.     Share-Based Compensation (continued)

During 2004, we granted approximately 1.7 million performance shares and 1.7 million performance units with a grant date fair value of $4.22 per share to certain employees. These awards will be earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The annual periods ended on June 30, 2005, 2006 and 2007. The first 1/3 of the award was earned on June 30, 2005.  The second 1/3 of the award was not earned on June 30, 2006, but was cumulatively earned on June 30, 2007. The third 1/3 of the award was not earned on June 30, 2007, but will be considered earned after 5 years based on continued employment. Once earned, the performance shares and units will vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned performance shares and 50% of the earned performance units will be paid. During the year ended December 30, 2009, we paid $0.3 million (before taxes) in cash and issued 0.1 million shares of common stock related to the 0.1 million performance units and 0.1 million performance shares that vested as of June 30, 2009. During the year ended December 31, 2008, we paid $0.5 million in cash and issued 0.2 million shares of common stock related to the 0.2 million performance units and 0.2 million performance shares that vested as of June 30, 2008. During the year ended December 26, 2007, we paid $0.9 million in cash and issued 0.2 million shares of common stock related to the 0.2 million performance units and 0.2 million performance shares that vested as of June 30, 2007. As of December 30, 2009, approximately 0.2 million and 0.2 million of the performance shares and units were outstanding, respectively.

At December 30, 2009, approximately $1.3 million and $0.5 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 30, 2009) and $5.2 million was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to the equity classified restricted stock units. At December 31, 2008, approximately $2.0 million and $1.1 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 31, 2008) and $5.1 million was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to the equity classified restricted stock units.

As of December 30, 2009, we had approximately $1.9 million of unrecognized compensation cost (approximately $0.5 million for liability classified units and approximately $1.4 million for equity classified units) related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 1.2 years.

Board Deferred Stock Units

Non-employee members of the Board of Directors are granted deferred stock units annually, as well as in return for attendance at non-regularly scheduled meetings. The directors may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During 2009, two board members did not stand for re-election and during 2008, one board member did not stand for re-election. As a result, the board members’ deferred stock units were converted into shares of common stock. As of December 30, 2009 and December 31, 2008, approximately 0.3 million and 0.2 million of these units were outstanding, respectively. As of December 30, 2009, there was no unrecognized compensation cost related to deferred stock units.

Note 16.     Net Income Per Share

The net income per share was as follows:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$41,554	$12,742	$29,484
Denominator:
Denominator for basic net income per share—weighted-average shares	96,318	95,230	93,855
Effect of dilutive securities:
Options	1,274	2,141	3,948
Restricted stock units and awards	907	1,471	1,041
Denominator for diluted net income per share—adjusted weighted- average shares and assumed conversions of dilutive securities	98,499	98,842	98,844

Basic net income per share	$0.43	$0.13	$0.31
Diluted net income per share	$0.42	$0.13	$0.30

Stock options excluded (1)	5,606	3,413	1,839
Restricted stock units and awards excluded (1)	352	—	—

(1)	Excluded from diluted weighted-average shares outstanding as the impact would be antidilutive.

Note 17.     Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights of employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded liabilities reflecting our best estimate of loss, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty. We record legal settlement costs as other operating expenses in our Consolidated Statements of Operations as those costs are incurred.

We have amounts payable under purchase contracts for food and non-food products. In most cases, these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments at December 30, 2009 under these contracts consist of the following:

Purchase Obligations
(In thousands)
Payments due by period:
Less than 1 year	$147,690
1-2 years	5,130
3-4 years	—
5 years and thereafter	—
Total	$152,820

Amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 18.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 30, 2009	December 31, 2008	December 26, 2007
	(In thousands)
Income taxes paid, net	$610	$1,067	$2,257
Interest paid	$31,133	$34,858	$37,772

Noncash investing activities:
Notes received in connection with disposition of property	$3,665	$2,670	$—
Accrued purchase of property	$908	$1,011	$2,718
Execution of direct financing leases	$2,950	4,287	1,906

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,823	$1,268	$1,125
Execution of capital leases	$1,766	$5,242	$2,065

Note 19.     Related Party Transactions

During the past three years we sold company-owned restaurants to franchisees that are former employees, including former officers. We received cash proceeds of $2.5 million, $5.1 million and $9.1 million from these related party sales during 2009, 2008 and 2007, respectively.  We recognized gains of $0.8 million, losses of $2.0 million and gains of $0.6 million from these related party sales during 2009, 2008 and 2007, respectively.  In relation to these sales, we may enter into leases or subleases with the franchisees. These leases and subleases are entered into at fair market value.

Note 20.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2009 and 2008 are set forth below:

	Fiscal Year Ended December 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$135,576	$125,500	$116,579	$111,293
Franchise and licensing revenue	30,184	30,313	29,485	29,173
Total operating revenue	165,760	155,813	146,064	140,466
Total operating costs and expenses	153,840	138,367	127,429	116,038
Operating income	$11,920	$17,446	$18,635	$24,428

Net income	$4,307	$9,336	$10,033	$17,878

Basic net income per share (a)	$0.04	$0.10	$0.10	$0.19
Diluted net income per share (a)	$0.04	$0.09	$0.10	$0.18

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(In thousands, except per share data)
Company restaurant sales	$169,593	$163,233	$160,608	$154,830
Franchise and licensing revenue	26,403	27,039	28,667	29,898
Total operating revenue	195,996	190,272	189,275	184,728
Total operating costs and expenses	176,749	179,735	168,586	174,290
Operating income	$19,247	$10,537	$20,689	$10,438

Net income (loss) (b)	$3,662	$3,090	$9,470	$(3,480)

Basic and diluted net income (loss) per share (c)	$0.04	$0.03	$0.10	$(0.04)

(a)	The fiscal quarter ended December 31, 2008 includes 14 weeks of operations as compared to 13 weeks for all other quarters presented.
(b)	The first, second and third quarters have been adjusted from amounts previously reported to reflect certain adjustments discussed in "Adjustments to Previously Issued Financial Statements" in Note 2.
(c)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

 The fluctuations in net income during the fiscal 2009 and 2008 quarters relate primarily to the timing of the sale of company-owned restaurants to franchisees.

Note 21.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2010

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nelson J. Marchioli	President, Chief Executive Officer and Director	March 12, 2010
(Nelson J. Marchioli)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer and Chief Financial Officer	March 12, 2010
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	March 12, 2010
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Debra Smithart-Oglesby	Director and Chair of the Board of Directors	March 12, 2010
(Debra Smithart-Oglesby)

/s/ Brenda J. Lauderback	Director	March 12, 2010
(Brenda J. Lauderback)

/s/ Robert E. Marks	Director	March 12, 2010
(Robert E. Marks)

/s/ Louis P. Neeb	Director	March 12, 2010
(Louis P. Neeb)

/s/ Donald C. Robinson	Director	March 12, 2010
(Donald C. Robinson)

/s/ Donald R. Shepherd	Director	March 12, 2010
(Donald R. Shepherd)

/s/ Laysha Ward	Director	March 12, 2010
(Laysha Ward)