Form 10-Q
period 2010-03-31
DENNYS CORP
filed 2010-05-10
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes  ☐    No  ☑

As of May 5, 2010, 99,223,812 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$107,783	$135,576
Franchise and license revenue	29,789	30,184
Total operating revenue	137,572	165,760
Costs of company restaurant sales:
Product costs	25,692	32,283
Payroll and benefits	44,176	57,760
Occupancy	7,401	9,044
Other operating expenses	15,864	20,598
Total costs of company restaurant sales	93,133	119,685
Costs of franchise and license revenue	12,366	11,298
General and administrative expenses	13,074	13,847
Depreciation and amortization	7,373	8,712
Operating (gains), losses and other changes, net	423	298
Total operating costs and expenses	126,369	153,840
Operating income	11,203	11,920
Other expenses:
Interest expense, net	6,398	8,491
Other nonoperating income, net	(12)	(486)
Total other expenses, net	6,386	8,005
Net income before income taxes	4,817	3,915
Provision for (benefit from) income taxes	229	(392)
Net income	$4,588	$4,307

Basic and diluted net income per share	$0.05	$0.04

Weighted average shares outstanding:
Basic	97,095	96,045
Diluted	100,153	97,606

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2010	December 30, 2009
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$33,741	$26,525
Receivables, less allowance for doubtful accounts of $85 and $171, respectively	13,735	18,106
Inventories	3,812	4,165
Assets held for sale	3,024	—
Prepaid and other current assets	11,377	9,549
Total Current Assets	65,689	58,345

Property, net of accumulated depreciation of $253,462 and $258,695, respectively	125,665	131,484

Other Assets:
Goodwill	32,440	32,440
Intangible assets, net	54,346	55,110
Deferred financing costs, net	2,406	2,676
Other noncurrent assets	33,187	32,572
Total Assets	$313,733	$312,627

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$1,320	$900
Current maturities of capital lease obligations	3,784	3,725
Accounts payable	25,008	22,842
Other current liabilities	60,283	64,641
Total Current Liabilities	90,395	92,108

Long-Term Liabilities:
Notes and debentures, less current maturities	248,919	254,357
Capital lease obligations, less current maturities	19,480	19,684
Liability for insurance claims, less current portion	21,256	21,687
Deferred income taxes	13,045	13,016
Other noncurrent liabilities and deferred credits	39,631	39,273
Total Long-Term Liabilities	342,331	348,017
Total Liabilities	432,726	440,125

Commitments and contingencies

Shareholders' Deficit
Common stock $0.01 par value; authorized - 135,000; issued - 99,098 and 96,613, respectively	991	966
Paid-in capital	546,301	542,576
Deficit	(648,239)	(652,827)
Accumulated other comprehensive loss, net of tax	(18,046)	(18,213)
Total Shareholders' Deficit	(118,993)	(127,498)
Total Liabilities and Shareholders' Deficit	$313,733	$312,627

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
 (Unaudited)

	Common Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 30, 2009	96,613	$966	$542,576	$(652,827)	$(18,213)	$(127,498)
Comprehensive income:
Net income	—	—	—	4,588	—	4,588
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	167	167
Comprehensive income	—	—	—	4,588	167	4,755
Share-based compensation on equity classified awards	—	—	634	—	—	634
Issuance of common stock for share-based compensation	198	2	(2)	—	—	—
Exercise of common stock options	2,287	23	3,093	—	—	3,116
Balance, March 31, 2010	99,098	$991	$546,301	$(648,239)	$(18,046)	$(118,993)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Cash Flows from Operating Activities:
Net income	$4,588	$4,307
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	7,373	8,712
Operating (gains), losses and other charges, net	423	298
Amortization of deferred financing costs	259	271
(Gain) loss on early extinguishment of debt	26	(17)
(Gain) loss on interest rate swap	167	(563)
Deferred income tax expense	29	101
Share-based compensation	1,358	885
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	2,692	1,769
Inventories	352	658
Other current assets	(1,828)	496
Other assets	(1,380)	(463)
Increase (decrease) in liabilities:
Accounts payable	6,140	(1,923)
Accrued salaries and vacations	(5,822)	(1,544)
Accrued taxes	(275)	(1,261)
Other accrued liabilities	1,390	(4,059)
Other noncurrent liabilities and deferred credits	(826)	(2,594)
Net cash flows provided by operating activities	14,666	5,073

Cash Flows from Investing Activities:
Purchase of property	(3,164)	(3,937)
Collections on notes receivable	1,890	—
Proceeds from disposition of property	4	3,391
Net cash flows used in investing activities	(1,270)	(546)

Cash Flows from Financing Activities:
Long-term debt payments	(5,924)	(1,289)
Proceeds from exercise of stock options	3,116	5
Net bank overdrafts	(3,372)	(2,678)
Net cash flows used in financing activities	(6,180)	(3,962)

Increase in cash and cash equivalents	7,216	565

Cash and Cash Equivalents at:
Beginning of period	26,525	21,042
End of period	$33,741	$21,607

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At March 31, 2010, the Denny’s brand consisted of 1,559 restaurants, 1,322 (85%) of which were franchised/licensed restaurants and 237 (15%) of which were company-owned and operated.

The following table shows the unit activity for the quarter ended March 31, 2010 and April 1, 2009:

	Quarter Ended
	March 31, 2010	April 1, 2009
Company-owned restaurants, beginning of period	233	315
Units opened	4	1
Units sold to franchisees	—	(30)
Units closed	—	—
End of period	237	286

Franchised and licensed restaurants, beginning of period	1,318	1,226
Units opened	6	10
Units purchased from Company	—	30
Units closed	(2)	(6)
End of period	1,322	1,260
Total company-owned, franchised and licensed restaurants, end of period	1,559	1,546

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 30, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2009. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 29, 2010.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Fair Value

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

Effective March 31, 2010, we adopted ASU No. 2010-06, which improves disclosure requirements related to fair value measurements under the Codification. The new disclosure requirements relate to transfers in and out of Levels 1 and 2. ASU No. 2010-06 also includes separate disclosure requirements about purchases, sales, issuances and settlements relating to Level 3 measurements, which we are required to adopt in the first quarter of 2011. The adoption did not have a material impact on the disclosures included in our Condensed Consolidated Financial Statements.

Subsequent Events

ASU No. 2010-09,“Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements"

Effective December 31, 2010, the first day of fiscal 2010, we adopted ASC No. 2010-09, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption did not have a material impact on the disclosures included in our Condensed Consolidated Financial Statements. See Note 17.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”

Effective December 31, 2010, the first day of fiscal 2010, we adopted FASB ASC 810, which amends the guidance on the consolidation of variable interest entities for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, it requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

There have been no other material changes to our significant accounting policies and estimates from the information provided in Note 2 of our Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 30, 2009.

Accounting Standards to be Adopted

Fair Value

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

As mentioned under the "Fair Value" section above, we are required to adopt the disclosure requirements of ASU 2010-06 about purchases, sales, issuances and settlements relating to Level 3 measurements in the first quarter of 2011. We do not anticipate the adoption to have a material impact on the disclosures included in our Condensed Consolidated Financial Statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

Note 3.     Notes Receivables

Notes receivable were comprised of the following:

	March 31, 2010	December 30, 2009
	(In thousands)
Current assets (included as a component of receivables):
Receivables related to sale of restaurants to franchisees	$1,824	$3,504
Receivables related to sale of real estate to a third party	62	61
Total current notes receivable	$1,886	$3,565

Noncurrent (included as a component of other noncurrent assets):
Receivables related to sale of restaurants to franchisees	$1,700	$1,894
Receivables related to sale of real estate to a third party	95	111
Total noncurrent notes receivable	$1,795	$2,005

Note 4.     Assets Held for Sale

Assets held for sale of $3.0 million as of March 31, 2010, include restaurants and real estate to be sold to franchisees. There were no assets held for sale as of December 30, 2009. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 8) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties, restaurant assets and restaurant operations to franchisees, net of a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant operations to franchisees and a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant assets. As of March 31, 2010, as a result of the mandatory prepayment requirements, we classified $0.5 million of our long-term debt as a current liability in our Condensed Consolidated Balance Sheet. This amount represents the required prepayment generally based on the net book value of the specified property as of the balance sheet date. As of December 30, 2009, no reclassification of long-term debt to current liabilities was required. There were no impairment charges recognized related to assets held for sale for the quarter ended March 31, 2010.  As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.3 million for the quarter ended April 1, 2009. This expense is included as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Operations.

Note 5.    Goodwill and Other Intangible Assets

Goodwill and intangible assets were comprised of the following:

	March 31, 2010		December 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$32,440	$—	$32,440	$—

Intangible assets with indefinite lives:
Trade names	$42,455	$—	$42,454	$—
Liquor licenses	176	—	176	—
Intangible assets with definite lives:
Franchise and license agreements	46,687	35,059	50,787	38,397
Foreign license agreements	241	154	241	151
Intangible assets	$89,559	$35,213	$93,658	$38,548

Other assets with definite lives:
Software development costs	$33,355	28,887	$32,806	$28,401

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Gains on sales of assets and other, net	$(210)	$(524)
Restructuring charges and exit costs	633	429
Impairment charges	—	393
Operating (gains), losses and other charges, net	$423	$298

Gains on Sales of Assets

Gains on the sale of assets were $0.2 million for the quarter ended March 31, 2010 as compared with $0.5 million for the quarter ended April 1, 2009. During the quarter ended March 31, 2010, we did not sell any restaurant operations to franchisees. During the quarter ended April 1, 2009, we recognized $0.5 million of gains on the sale of 30 restaurant operations to three franchisees for net proceeds of $4.8 million (which included notes receivable of $1.4 million).

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Exit costs	$628	$50
Severance and other restructuring charges	5	379
Total restructuring and exit costs	$633	$429

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 30, 2009	$6,555
Provisions for units closed during the year (1)	493
Changes in estimates of accrued exit costs, net (1)	135
Payments, net of sublease receipts	(984)
Interest accretion	152
Balance at March 31, 2010	6,351
Less current portion included in other current liabilities	1,942
Long-term portion included in other noncurrent liabilities	$4,409

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2010	$1,931
2011	1,424
2012	1,084
2013	797
2014	675
Thereafter	1,415
Total	7,326
Less imputed interest	975
Present value of exit cost liabilities	$6,351

As of March 31, 2010 and December 30, 2009, we had accrued severance and other restructuring charges of $0.5 million and $0.9 million, respectively.  The balance as of March 31, 2010 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,374	$6,374	$—	$—	market approach
Total	$6,374	$6,374	$—	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of March 31, 2010, there were no such nonrecurring measurements.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	March 31, 2010	December 30, 2009
	(In thousands)
Book value:
Fixed rate long-term debt	$175,238	$175,257
Variable rate long-term debt	75,000	80,000
Long term debt excluding capital lease obligations	$250,238	$255,257

Estimate fair value:
Fixed rate long-term debt	$178,528	$179,194
Variable rate long-term debt	75,000	80,000
Long term debt excluding capital lease obligations	$253,528	$259,194

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at March 31, 2010 and December 30, 2009 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012 (the "10% Notes").

Note 8.     Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $75 million term loan and an additional $30 million letter of credit facility (together, the "Credit Facility"). At March 31, 2010, we had outstanding letters of credit of $25.0 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at March 31, 2010. These balances result in availability of $5.0 million under our letter of credit facility and $50.0 million under the revolving facility.

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

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 2.3% and 4.0% as of March 31, 2010 and April 1, 2009, respectively. Taking into consideration our interest rate swap, described below, the weighted-average interest rate under the term loan was 6.3% as of April 1, 2009.

Note 9.     Derivative Financial Instruments

We may choose to utilize derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes.

As of March 31, 2010 and December 30, 2009, there were no derivative instruments included in the Condensed Consolidated Balance Sheet.

The gains (losses) recognized in our Condensed Consolidated Statements of Operations as a result of interest rate swaps and natural gas hedge contracts are as follows:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Realized gains (losses):
Interest rate swap - included as a component of interest expense	$—	$(867)
Natural gas contracts - included as a component of utility expense, which is included in other operating expenses	$—	$(582)

Unrealized gains (losses) included as a component of nonoperating expense:
Interest rate swap	$(167)	$563
Natural gas contracts	$—	$6

The unrealized gains (losses) related to the interest rate swap include both the changes in the fair value of the swap and the amortization of losses previously recorded in accumulated other comprehensive income.

Interest Rate Swap

In 2007, we entered into an interest rate swap with a notional amount of $150 million that was designated as a cash flow hedge of our interest rate exposure. Under the terms of the swap, we paid a fixed rate of 4.8925% on the notional amount and received payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the notional amount. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. At the end of 2007, we determined that a portion of the underlying cash flows related to the swap were no longer probable of occurring over the term of the swap as a result of the probability of paying the debt down below the notional amount. As a result, we discontinued hedge accounting treatment. The losses included in accumulated other comprehensive income as of December 26, 2007 were amortized to other nonoperating expense over the remaining term of the swap. In 2008, we terminated $50 million of the notional amount of the swap. In the fourth quarter of 2009 we terminated the remaining $100 million of the notional amount of the swap. The 2009 termination resulted in a $1.3 million cash payment, which was made in the fourth quarter of 2009. There were no interest rate swaps outstanding as of December 30, 2009 or March 31, 2010.

Natural Gas Hedge Contracts

Realized gains (losses) on the contracts are recorded as utility cost which is a component of other operating expenses. The contracts are not accounted for under hedge accounting; therefore, changes in the contracts' fair value are recorded in other nonoperating expense.

Note 10.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	March 31, 2010	April 1, 2009	March 31, 2010	April 1, 2009
	(In thousands)
Service cost	$94	$88	$—	$—
Interest cost	858	864	35	38
Expected return on plan assets	(985)	(868)	—	—
Amortization of net loss	217	340	5	4
Net periodic benefit cost	$184	$424	$40	$42

We did not make any contributions to our qualified pension plan during the quarter ended March 31, 2010. We made contributions of $0.3 million to our qualified pension plan in the quarter April 1, 2009. We made contributions of $0.1 million and $0.1 million to our other defined benefit plans during the quarters ended March 31, 2010 and April 1, 2009, respectively. We do not expect to contribute to our qualified pension plan during 2010. We expect to contribute an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2010.

Additional minimum pension liability of $18.0 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income as of March 31, 2010 and December 30, 2009.

Note 11.     Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$724	$73
Share-based compensation related to equity classified awards:
Stock options	$310	$142
Restricted stock units	303	662
Board deferred stock units	21	8
Total share-based compensation related to equity classified awards	634	812
Total share-based compensation	$1,358	$885

Stock Options

During the quarter ended March 31, 2010, we granted approximately 0.6 million stock options to certain employees. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the quarter ended March 31, 2010 was $1.21. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the quarter ended March 31, 2010:

Dividend yield	0.0%
Expected volatility	60.2%
Risk-free interest rate	2.48%
Weighted average expected term	4.7 years

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

As of March 31, 2010, we had approximately $1.5 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 2.1 years.

Restricted Stock Units

In January 2010, we granted approximately 0.1 million performance shares and 0.1 million performance units to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares grant date fair value of $2.69 per share. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 29, 2010. The performance units were valued at $2.00 per unit. The performance period is the three year fiscal period beginning December 31, 2009 and ending December 26, 2012. The performance shares and units will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies.

During the quarter ended March 31, 2010, we made payments of $0.9 million (before taxes) in cash and issued 0.2 million shares of common stock related to the restricted stock unit awards that vested as of December 30, 2009.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	March 31, 2010	December 30, 2009
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$649	$1,303
Other noncurrent liabilities	$900	$506

Equity classified restricted stock units:
Additional paid-in capital	$5,102	$5,237

As of March 31, 2010, we had approximately $2.4 million of unrecognized compensation cost (approximately $0.9 million for liability classified units and approximately $1.5 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.3 years.

Board Deferred Stock Units

During the quarter ended March 31, 2010, we granted less than 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $2.84 per unit to non-employee members of our Board of Directors. The directors may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors.

Note 12.     Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income was $4.8 million and $4.5 million for the quarters ended March 31, 2010 and April 1, 2009, respectively.

The components of Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss are as follows:

	March 31, 2010	December 30, 2009
	(In thousands)
Additional minimum pension liability	$(18,046)	$(18,046)
Unrealized loss on interest rate swap	—	(167)
Accumulated other comprehensive loss	$(18,046)	$(18,213)

Note 13.     Income Taxes

The provision for income taxes was $0.2 million for the quarter ended March 31, 2010 compared to a benefit from income taxes of $0.4 million for the quarter ended April 1, 2009. The provision for and benefit from income taxes for the first quarters of 2010 and 2009 were determined using our effective rate estimated for the entire fiscal year. The increase in our effective tax rate for the quarter ended March 31, 2010 results primarily from the recognition of $0.7 million of current tax benefits during the quarter ended April 1, 2009 related to the enactment of certain federal laws during the first quarter of 2009. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

Note 14.     Net Income Per Share

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$4,588	$4,307

Denominator:
Denominator for basic net income per share - weighted average shares	97,095	96,045
Effect of dilutive securities:
Options	1,877	978
Restricted stock units and awards	1,181	583
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	100,153	97,606

Basic and diluted net income per share	$0.05	$0.04

Stock options excluded (1)	3,068	5,768
Restricted stock units and awards excluded (1)	—	1,549

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 15.     Supplemental Cash Flow Information

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Income taxes paid, net	$380	$142
Interest paid	$1,971	$12,499

Noncash investing activities:
Notes received in connection with disposition of property	$—	$1,400
Execution of direct financing leases	$—	$1,384

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$438	$722
Execution of capital leases	$760	$35

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

Note 17.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of March 31, 2010 and results of operations for the quarter ended March 31, 2010 compared to the quarter ended April 1, 2009. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 30, 2009.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended
	March 31, 2010		April 1, 2009
	(Dollars in thousands)
Revenue:
Company restaurant sales	$107,783	78.3%	$135,576	81.8%
Franchise and license revenue	29,789	21.7%	30,184	18.2%
Total operating revenue	137,572	100.0%	165,760	100.0%

Costs of company restaurant sales (a):
Product costs	25,692	23.8%	32,283	23.8%
Payroll and benefits	44,176	41.0%	57,760	42.6%
Occupancy	7,401	6.9%	9,044	6.7%
Other operating expenses	15,864	14.7%	20,598	15.2%
Total costs of company restaurant sales	93,133	86.4%	119,685	88.3%

Costs of franchise and license revenue (a)	12,366	41.5%	11,298	37.4%

General and administrative expenses	13,074	9.5%	13,847	8.4%
Depreciation and amortization	7,373	5.4%	8,712	5.3%
Operating, (gains), losses and other charges, net	423	0.3%	298	0.2%
Total operating costs and expenses	126,369	91.9%	153,840	92.8%
Operating income	11,203	8.1%	11,920	7.2%
Other expenses:
Interest expense, net	6,398	4.7%	8,491	5.1%
Other nonoperating income, net	(12)	(0.0%)	(486)	(0.3%)
Total other expenses, net	6,386	4.6%	8,005	4.8%
Net income before income taxes	4,817	3.5%	3,915	2.4%
Provision for (benefit from) income taxes	229	0.2%	(392)	(0.2%)
Net income	$4,588	3.3%	$4,307	2.6%

Other Data:
Company-owned average unit sales	$458		$455
Franchise average unit sales	$342		$362
Company-owned equivalent units (b)	235		298
Franchise equivalent units (b)	1,320		1,241
Same-store sales increase (decrease) (company-owned) (c)(d)	(5.5%)		0.3%
Guest check average increase (d)	0.1%		0.5%
Guest count decrease (d)	(5.6%)		(0.2%)
Same-store sales decrease (franchised and licensed units) (c)(d)	(6.3%)		(1.4%)
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2010 comparable units.

Quarter Ended March 31, 2010 Compared with Quarter Ended April 1, 2009

Unit Activity

	Quarter Ended
	March 31, 2010	April 1, 2009
Company-owned restaurants, beginning of period	233	315
Units opened	4	1
Units sold to franchisees	—	(30)
Units closed	—	—
End of period	237	286

Franchised and licensed restaurants, beginning of period	1,318	1,226
Units opened	6	10
Units purchased from Company	—	30
Units closed	(2)	(6)
End of period	1,322	1,260
Total company-owned, franchised and licensed restaurants, end of period	1,559	1,546

Company Restaurant Operations

During the quarter ended March 31, 2010, we incurred a 5.5% decrease in same-store sales, comprised of a 0.1% increase in guest check average and a 5.6% decrease in guest counts. Company restaurant sales decreased $27.8 million, or 20.5%, primarily resulting from a 63 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.4% from 88.3%. Product costs remained flat at 23.8%. Payroll and benefits decreased to 41.0% from 42.6% primarily as a result of a decrease in incentive compensation. Occupancy costs increased slightly to 6.9% from 6.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 31, 2010		April 1, 2009
	(Dollars in thousands)
Utilities	$4,651	4.3%	$6,849	5.1%
Repairs and maintenance	1,944	1.8%	2,565	1.9%
Marketing	4,302	4.0%	4,782	3.5%
Legal settlement costs	123	0.1%	355	0.3%
Other	4,844	4.5%	6,047	4.5%
Other operating expenses	$15,864	14.7%	$20,598	15.2%

Utilities decreased by 0.8 percentage points primarily due to lower natural gas and electricity costs, as well as the recognition of $0.6 million in losses on natural gas contracts during the prior year quarter.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 31, 2010		April 1, 2009
	(Dollars in thousands)
Royalties	$17,994	60.4%	$17,894	59.3%
Initial and other fees	433	1.5%	1,619	5.4%
Occupancy revenue	11,362	38.1%	10,671	35.3%
Franchise and license revenue	29,789	100.0%	30,184	100.0%

Occupancy costs	8,678	29.1%	8,021	26.6%
Other direct costs	3,688	12.4%	3,277	10.8%
Costs of franchise and license revenue	$12,366	41.5%	$11,298	37.4%

Royalties increased by $0.1 million, or 0.6%, primarily resulting from a 79 equivalent unit increase in franchised and licensed units, as compared to the prior year, partially offset by the effects of a 6.3% decrease in same-store sales. The increase in equivalent units resulted from the sale of company-owned restaurants to franchisees. During the first quarter of 2010, franchisees opened six restaurants. No restaurants were sold to franchisees during the first quarter. During the first quarter of 2009, franchisees opened ten restaurants and 30 restaurants were sold to franchisees. This activity resulted in a decrease in initial fees of $1.2 million, or 73.3%. The increase in occupancy revenue of $0.7 million, or 6.5%, is also primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue increased by $1.1 million, or 9.5%. The increase in occupancy costs of $0.7 million, or 8.2%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $0.4 million, or 12.5%, due primarily to an increase in field management labor, partially offset by an improvement in bad debt expense. Occupancy costs as a percentage of occupancy revenue are generally higher than other direct costs as a percentage of royalties and fees. Therefore, as occupancy revenue increases as a percentage of total franchise and license revenue, the cost of franchise and license revenue as a percentage of franchise and license revenue will increase. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 41.5% for the quarter ended March 31, 2010 from 37.4% for the quarter ended April 1, 2009.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Share-based compensation	$1,358	$885
Other general and administrative expenses	11,716	12,962
Total general and administrative expenses	$13,074	$13,847

The $0.5 million increase in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of March 31, 2010. The $1.2 million decrease in other general and administrative expenses is primarily the result of a $1.9 million decrease in incentive compensation, partially offset by a $0.4 million increase in expense related to our deferred compensation plan.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Depreciation of property and equipment	$5,468	$6,577
Amortization of capital lease assets	654	717
Amortization of intangible assets	1,251	1,418
Total depreciation and amortization expense	$7,373	$8,712

The overall decrease in depreciation and amortization expense is due to the sale of company-owned restaurants to franchisees during fiscal 2009.

Operating gains, losses and other charges, net were comprised of the following:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Gains on sales of assets and other, net	$(210)	$(524)
Restructuring charges and exit costs	633	429
Impairment charges	—	393
Operating gains, losses and other charges, net	$423	$298

During the quarter ended March 31, 2010, we did not sell any restaurant operations to franchisees. During the quarter ended April 1, 2009, we recognized $0.5 million of gains on the sale of 30 restaurant operations to three franchisees for net proceeds of $4.8 million (which included notes receivable of $1.4 million).

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Exit costs	$628	$50
Severance and other restructuring charges	5	379
Total restructuring and exit costs	$633	$429

Impairment charges for the quarter ended April 1, 2009 relate to underperforming restaurants as well as restaurants held for sale.

Operating income was $11.2 million for the quarter ended March 31, 2010 compared with $11.9 million for the quarter ended April 1, 2009.

Interest expense, net was comprised of the following:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	483	2,182
Interest on capital lease liabilities	933	962
Letters of credit and other fees	389	461
Interest income	(450)	(388)
Total cash interest	5,718	7,580
Amortization of deferred financing costs	259	271
Interest accretion on other liabilities	421	640
Total interest expense, net	$6,398	$8,491

The decrease in interest expense resulted primarily from the repayment of $46.7 million of term loan debt during 2009.

Other nonoperating income, net was less than $0.1 million for the quarter ended March 31, 2010 compared with $0.5 million for the quarter ended April 1, 2009.

The provision for income taxes was $0.2 million for the quarter ended March 31, 2010 compared with a benefit from income taxes of $0.4 million for the quarter ended April 1, 2009. The provision for and benefit from income taxes for the first quarters of 2010 and 2009 were determined using our effective rate estimated for the entire fiscal year. The increase in our effective tax rate for the quarter ended March 31, 2010 results primarily from the recognition of $0.7 million of current tax benefits during the quarter ended April 1, 2009 related to the enactment of certain federal laws during the first quarter of 2009. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

Net income was $4.6 million for the quarter ended March 31, 2010 compared with $4.3 million for the quarter ended April 1, 2009 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our Credit Facility (as defined in Note 8) and, in recent years, cash proceeds from the sale of surplus properties and sales of restaurant operations to franchisees, to the extent allowed by our Credit Facility. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Net cash provided by operating activities	$14,666	$5,073
Net cash used in investing activities	(1,270)	(546)
Net cash used in financing activities	(6,180)	(3,962)
Net increase in cash and cash equivalents	$7,216	$565

The increase in operating cash flows primarily resulted from the fact that the prior year quarter included an $8.8 million semi-annual interest payment on our 10% Notes (as defined in Note 8). Historically, this payment is made during the second quarter (as will be the case in 2010), however due to our fiscal period dates, the payment date fell in the first quarter of 2009. We believe that our estimated cash flows from operations for 2010, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $1.3 million for the quarter ended March 31, 2010. These cash flows include capital expenditures of $3.9 million, of which $0.8 million was financed through capital leases, partially offset by collections of notes receivable of $1.9 million. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling, information technology and our strategic initiatives, as follows:

	Quarter Ended
	March 31, 2010	April 1, 2009
	(In thousands)
Facilities	$1,142	$1,377
New construction	1,140	1,173
Remodeling	136	334
Information technology	380	2
Strategic initiatives	9	301
Other	357	750
Capital expenditures	$3,164	$3,937

We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments.

Cash flows used in financing activities were $6.2 million for the quarter ended March 31, 2010, which included $4.8 million of term loan prepayments and $0.2 million of scheduled term loan payments.

Our Credit Facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility), a $75 million term loan and an additional $30 million letter of credit facility. At March 31, 2010, we had outstanding letters of credit of $25.0 million under our letter of credit facility. There were no outstanding letters of credit under our revolving facility and no revolving loans outstanding at March 31, 2010. These balances result in availability of $5.0 million under our letter of credit facility and $50.0 million under the revolving facility.

The revolving facility matures on December 15, 2011. The term loan and the $30 million letter of credit facility mature on March 31, 2012. The term loan amortizes in equal quarterly installments at a rate equal to 1% per annum with all remaining amounts due on the maturity date. The revolving facility is available for working capital, capital expenditures and other general corporate purposes. We will be required to make mandatory prepayments under certain circumstances (such as required payments related to asset sales) typical for this type of credit facility and may make certain optional prepayments under the Credit Facility.

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on 99 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of March 31, 2010.

As of March 31, 2010, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. As of March 31, 2010, the weighted-average interest rate under the term loan was 2.3%.

Our working capital deficit was $24.7 million at March 31, 2010 compared with $33.8 million at December 30, 2009. The decrease in working capital deficit resulted primarily from the sale of company-owned restaurants to franchisees during 2009 and a $3.0 million increase in assets held for sale. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Recent Events

On March 16, 2010, we announced that Denny's has been selected as the full-service restaurant operator of choice for Pilot Travel Centers LLC (“Pilot”), one of the nation’s largest retail operators of travel centers catering to the professional driver and traveling motorist in 41 states with over 300 retail interstate properties. Pilot is in the process of merging with Flying J Travel Centers (“Flying J”), subject to final approval by the Federal Trade Commission (FTC). Up to 140 Flying J Travel Centers across North America could have their full-service restaurants converted to Denny’s. We expect to have a majority of the conversions completed by year end, pending final FTC approval of the merger in the coming months. Denny’s franchisees will convert and operate most of the Flying J locations with the Company planning to convert and operate approximately fifteen of the restaurants. We also expect up to an additional 50 Denny's restaurants will open in existing and proposed Pilot Travel Centers over the next several years.

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

Based on the levels of borrowings under the Credit Facility at March 31, 2010, if interest rates changed by 100 basis points, our annual cash flow and income before income taxes would change by approximately $0.8 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facility at March 31, 2010. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $178.5 million, compared with a book value of $175.2 million at March 31, 2010. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheet at March 31, 2010 relates to market quotations for our 10% Notes.

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

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Form of the 2010 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate

10.2	Written Description of the Denny's 2010 Long-Term Performance Incentive Program

31.1	Certification of Nelson J. Marchioli, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date: May 10, 2010	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: May 10, 2010	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller