Form 10-Q
period 2010-06-30
DENNYS CORP
filed 2010-08-03
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Yes  ☐    No  ☑

As of July 30, 2010, 99,623,334 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 30, 2010	July 1, 2009	June 30, 2010	July 1, 2009
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$105,301	$125,500	$213,084	$261,076
Franchise and license revenue	29,776	30,313	59,565	60,497
Total operating revenue	135,077	155,813	272,649	321,573
Costs of company restaurant sales:
Product costs	24,500	29,306	50,192	61,589
Payroll and benefits	43,363	52,151	87,539	109,911
Occupancy	6,908	8,056	14,309	17,100
Other operating expenses	15,994	17,994	31,858	38,592
Total costs of company restaurant sales	90,765	107,507	183,898	227,192
Costs of franchise and license revenue	11,123	10,689	23,489	21,987
General and administrative expenses	13,111	15,907	26,185	29,754
Depreciation and amortization	7,291	8,015	14,664	16,727
Operating (gains), losses and other charges, net	(117)	(3,751)	306	(3,453)
Total operating costs and expenses	122,173	138,367	248,542	292,207
Operating income	12,904	17,446	24,107	29,366
Other expenses:
Interest expense, net	6,514	8,239	12,912	16,730
Other nonoperating expense (income), net	570	(745)	558	(1,231)
Total other expenses, net	7,084	7,494	13,470	15,499
Net income before income taxes	5,820	9,952	10,637	13,867
Provision for income taxes	362	616	591	224
Net income	$5,458	$9,336	$10,046	$13,643

Net income per share:
Basic	$0.05	$0.10	$0.10	$0.14
Diluted	$0.05	$0.09	$0.10	$0.14

Weighted average shares outstanding:
Basic	99,263	96,113	98,179	96,079
Diluted	101,983	98,457	101,068	97,893

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	December 30, 2009
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$21,677	$26,525
Receivables, less allowance for doubtful accounts of $147 and $171, respectively	13,352	18,106
Inventories	3,741	4,165
Assets held for sale	2,941	—
Prepaid and other current assets	12,583	9,549
Total current assets	54,294	58,345

Property, net of accumulated depreciation of $254,158 and $258,695, respectively	122,987	131,484

Other assets:
Goodwill	32,283	32,440
Intangible assets, net	53,587	55,110
Deferred financing costs, net	2,128	2,676
Other noncurrent assets	31,386	32,572
Total assets	$296,665	$312,627

Liabilities and shareholders' deficit
Current liabilities:
Current maturities of notes and debentures	$753	$900
Current maturities of capital lease obligations	3,785	3,725
Accounts payable	17,676	22,842
Other current liabilities	55,251	64,641
Total current liabilities	77,465	92,108

Long-term liabilities:
Notes and debentures, less current maturities	239,467	254,357
Capital lease obligations, less current maturities	19,934	19,684
Liability for insurance claims, less current portion	20,973	21,687
Deferred income taxes	13,109	13,016
Other noncurrent liabilities and deferred credits	38,628	39,273
Total long-term liabilities	332,111	348,017
Total liabilities	409,576	440,125

Commitments and contingencies

Shareholders' deficit:
Common stock $0.01 par value; authorized - 135,000; issued – 99,362 and 96,613, respectively	994	966
Paid-in capital	546,922	542,576
Deficit	(642,781)	(652,827)
Accumulated other comprehensive loss, net of tax	(18,046)	(18,213)
Total shareholders' deficit	(112,911)	(127,498)
Total liabilities and shareholders' deficit	$296,665	$312,627

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
 (Unaudited)

	Common Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 30, 2009	96,613	$966	$542,576	$(652,827)	$(18,213)	$(127,498)
Comprehensive income:
Net income	—	—	—	10,046	—	10,046
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	167	167
Comprehensive income	—	—	—	10,046	167	10,213
Share-based compensation on equity classified awards	—	—	1,038	—	—	1,038
Issuance of common stock for share-based compensation	198	2	(2)	—	—	—
Exercise of common stock options	2,551	26	3,310	—	—	3,336
Balance, June 30, 2010	99,362	$994	$546,922	$(642,781)	$(18,046)	$(112,911)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$10,046	$13,643
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	14,664	16,727
Operating (gains), losses and other charges, net	306	(3,453)
Amortization of deferred financing costs	516	542
(Gain) loss on early extinguishment of debt	7	12
(Gain) loss on interest rate swap	167	(875)
Deferred income tax expense	93	278
Share-based compensation	1,249	2,702
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	2,344	1,242
Inventories	424	1,072
Other current assets	(3,040)	(5,051)
Other assets	(1,268)	(1,100)
Increase (decrease) in liabilities:
Accounts payable	(2,472)	(3,112)
Accrued salaries and vacations	(7,899)	(3,067)
Accrued taxes	(105)	(342)
Other accrued liabilities	(2,470)	(9,230)
Other noncurrent liabilities and deferred credits	(1,870)	(2,561)
Net cash flows provided by operating activities	10,692	7,427

Cash flows from investing activities:
Purchase of property	(6,310)	(7,936)
Proceeds from disposition of property	3,322	13,030
Collections on notes receivable	2,691	—
Net cash flows (used in) provided by investing activities	(297)	5,094

Cash flows from financing activities:
Long-term debt payments	(16,793)	(12,025)
Proceeds from exercise of stock options	3,336	24
Net bank overdrafts	(1,786)	(1,697)
Net cash flows used in financing activities	(15,243)	(13,698)

Decrease in cash and cash equivalents	(4,848)	(1,177)

Cash and cash equivalents at:
Beginning of period	26,525	21,042
End of period	$21,677	$19,865

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At June 30, 2010, the Denny’s brand consisted of 1,556 restaurants, 1,328 (85%) of which were franchised/licensed restaurants and 228 (15%) of which were company-owned and operated.

The following table shows the unit activity for the quarter and two quarters ended June 30, 2010 and July 1, 2009:

	Quarter Ended		Two Quarters Ended
	June 30, 2010	July 1, 2009	June 30, 2010	July 1, 2009
Company-owned restaurants, beginning of period	237	286	233	315
Units opened	—	—	4	1
Units sold to franchisees	(9)	(22)	(9)	(52)
Units closed	—	(1)	—	(1)
End of period	228	263	228	263

Franchised and licensed restaurants, beginning of period	1,322	1,260	1,318	1,226
Units opened	7	10	13	20
Units purchased from Company	9	22	9	52
Units closed	(10)	(11)	(12)	(17)
End of period	1,328	1,281	1,328	1,281
Total restaurants, end of period	1,556	1,544	1,556	1,544

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

Subsequent Events

ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements"

Effective December 31, 2009, the first day of fiscal 2010, we adopted ASC No. 2010-09, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption did not have a material impact on the disclosures included in our Condensed Consolidated Financial Statements. See Note 18.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”

Effective December 31, 2009, the first day of fiscal 2010, we adopted FASB ASC 810, which amends the guidance on the consolidation of variable interest entities for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, it requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

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

Note 3.     Notes Receivables

Notes receivable were comprised of the following:

	June 30, 2010	December 30, 2009
	(In thousands)
Current assets (included as a component of receivables):
Receivables related to sale of restaurants to franchisees	$1,093	$3,504
Receivables related to sale of real estate to a third party	62	61
Total current notes receivable	$1,155	$3,565

Noncurrent (included as a component of other noncurrent assets):
Receivables related to sale of restaurants to franchisees	$1,844	$1,894
Receivables related to sale of real estate to a third party	80	111
Total noncurrent notes receivable	$1,924	$2,005

Note 4.     Assets Held for Sale

Assets held for sale of $2.9 million as of June 30, 2010, include restaurants and real estate to be sold to franchisees. There were no assets held for sale as of December 30, 2009. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 8) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties, restaurant assets and restaurant operations to franchisees, net of a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant operations to franchisees and a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant assets. As of June 30, 2010 and December 30, 2009, no reclassification of long-term debt to current liabilities was required. There were no impairment charges recognized related to assets held for sale for the quarter and two quarters ended June 30, 2010.  As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.1 million and $0.4 million for the quarter and two quarters ended July 1, 2009. This expense is included as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Operations.

Note 5.    Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the quarter ended June 30, 2010 are as follows:

(In thousands)
Balance at December 30, 2009	$32,440
Write-offs associated with sale of restaurants	(157)
Balance at June 30, 2010	$32,283

Goodwill and intangible assets were comprised of the following:

	June 30, 2010		December 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$32,283	$—	$32,440	$—

Intangible assets with indefinite lives:
Trade names	$42,463	$—	$42,454	$—
Liquor licenses	176	—	176	—
Intangible assets with definite lives:
Franchise and license agreements	46,513	35,649	50,787	38,397
Foreign license agreements	241	157	241	151
Intangible assets	$89,393	$35,806	$93,658	$38,548

Other assets with definite lives:
Software development costs	$33,438	$29,392	$32,806	$28,401

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2010	July 1, 2009	June 30, 2010	July 1, 2009
	(In thousands)
Gains on sales of assets and other, net	$(1,266)	$(3,508)	$(1,476)	$(4,032)
Restructuring charges and exit costs	1,149	(673)	1,782	(244)
Impairment charges	—	430	—	823
Operating gains, losses and other charges, net	$(117)	$(3,751)	$306	$(3,453)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Quarter Ended June 30, 2010		Quarter Ended July 1, 2009
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$3,003	$1,196	$6,960	$2,343
Sales of other real estate assets	515	39	2,754	1,134
Recognition of deferred gains	—	31	—	31
Total	$3,518	$1,266	$9,714	$3,508

During the quarter ended June 30, 2010, we recognized $1.2 million of gains on the sale of nine restaurant operations to four franchisees for net proceeds of $3.0 million (which included a note receivable of $0.2 million). During the quarter ended July 1, 2009, we recognized $2.3 million of gains on the sale of 22 restaurant operations to eight franchisees for net proceeds of $7.0 million (which included a note receivable of $0.1 million).

	Two Quarters Ended June 30, 2010		Two Quarters Ended July 1, 2009
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$2,998	$1,366	$11,751	$2,803
Sales of other real estate assets	524	48	2,754	1,134
Recognition of deferred gains	—	62	—	95
Total	$3,522	$1,476	$14,505	$4,032

During the two quarters ended June 30, 2010, we recognized $1.2 million of gains on the sale of nine restaurant operations to four franchisees for net proceeds of $3.0 million (which included a note receivable of $0.2 million) and additional gains on prior year restaurant sale transactions. During the two quarters ended July 1, 2009, we recognized $2.8 million of gains on the sale of 52 restaurant operations to ten franchisees for net proceeds of $11.8 million (which included notes receivable of $1.5 million).

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 30, 2010	July 1, 2009	June 30, 2010	July 1, 2009
	(In thousands)
Exit costs	$235	$(795)	$863	$(745)
Severance and other restructuring charges	914	122	919	501
Total restructuring and exit costs	$1,149	$(673)	$1,782	$(244)

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 30, 2009	$6,555
Provisions for units closed during the year (1)	500
Changes in estimates of accrued exit costs, net (1)	363
Payments, net of sublease receipts	(1,628)
Interest accretion	295
Balance at June 30, 2010	6,085
Less current portion included in other current liabilities	1,838
Long-term portion included in other noncurrent liabilities	$4,247

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2010	$1,449
2011	1,583
2012	1,086
2013	800
2014	677
Thereafter	1,422
Total	7,017
Less imputed interest	932
Present value of exit cost liabilities	$6,085

As of June 30, 2010 and December 30, 2009, we had accrued severance and other restructuring charges of $1.1 million and $0.9 million, respectively.  The balance as of June 30, 2010 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,192	$6,192	$—	$—	market approach
Total	$6,192	$6,192	$—	$—

	Fair Value Measurements as of December 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,721	$5,721	$—	$—	market approach
Total	$5,721	$5,721	$—	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of June 30, 2010, there were no such nonrecurring measurements. As of December 30, 2009, impaired assets related to an underperforming unit were written down to a fair value of $0 based on the income approach.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	June 30, 2010	December 30, 2009
	(In thousands)
Book value:
Fixed rate long-term debt	$175,220	$175,257
Variable rate long-term debt	65,000	80,000
Long term debt excluding capital lease obligations	$240,220	$255,257

Estimate fair value:
Fixed rate long-term debt	$175,220	$179,194
Variable rate long-term debt	65,000	80,000
Long term debt excluding capital lease obligations	$240,220	$259,194

The market quotation for our Denny’s Holdings, Inc. 10% Senior Notes due 2012 (“the 10% Notes”) was equal to their par value as of June 30, 2010. Therefore, there was no difference between the estimated fair value of long-term debt and its historical cost reported in our Condensed Consolidated Balance Sheets at June 30, 2010. The difference between the estimated fair value and historical cost at December 30, 2009 directly relates to the market quotations for the 10% Notes.

Note 8.     Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), have a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility for short term needs), a $65 million term loan and an additional $30 million letter of credit facility for longer term needs (together, the "Credit Facility"). At June 30, 2010, we had outstanding letters of credit of $24.5  million (comprised of $24.4 million under our letter of credit facility and less than $0.1 million under our revolving letter of credit facility). There were no revolving loans outstanding at June 30, 2010. These balances result in availability of $5.6 million under our letter of credit facility and $49.9 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on approximately 100 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type.

A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. The weighted-average interest rate under the term loan was 2.5% and 3.6% as of June 30, 2010 and July 1, 2009, respectively. Taking into consideration our interest rate swap, described below, the weighted-average interest rate under the term loan was 6.4% as of July 1, 2009.

Note 9.     Derivative Financial Instruments

We may choose to utilize derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes.

As of June 30, 2010 and December 30, 2009, there were no derivative instruments included in the Condensed Consolidated Balance Sheet.

The gains (losses) recognized in our Condensed Consolidated Statements of Operations as a result of interest rate swaps and natural gas hedge contracts are as follows:

	Quarter Ended		Two Quarters Ended
	June 30, 2010	July 1, 2009	June 30, 2010	July 1, 2009
	(In thousands)
Realized gains (losses):
Interest rate swap - included as a component of interest expense	$—	$(927)	$—	$(1,794)
Natural gas contracts - included as a component of utility expense, which is included in other operating expenses	$—	$(438)	$—	$(1,020)

Unrealized gains (losses) included as a component of nonoperating expense:
Interest rate swap	$—	$312	$(167)	$875
Natural gas contracts	$—	$400	$—	$406

The unrealized gains (losses) related to the interest rate swap include both the changes in the fair value of the swap and the amortization of losses previously recorded in accumulated other comprehensive income.

Interest Rate Swap

In 2007, we entered into an interest rate swap with a notional amount of $150 million that was designated as a cash flow hedge of our interest rate exposure. Under the terms of the swap, we paid a fixed rate of 4.8925% on the notional amount and received payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the notional amount. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. At the end of 2007, we determined that a portion of the underlying cash flows related to the swap were no longer probable of occurring over the term of the swap as a result of the probability of paying the debt down below the notional amount. As a result, we discontinued hedge accounting treatment. The losses included in accumulated other comprehensive income as of December 26, 2007 were amortized to other nonoperating expense over the remaining term of the swap. In 2008, we terminated $50 million of the notional amount of the swap. In the fourth quarter of 2009 we terminated the remaining $100 million of the notional amount of the swap. The 2009 termination resulted in a $1.3 million cash payment, which was made in the fourth quarter of 2009. There were no interest rate swaps outstanding as of December 30, 2009 or June 30, 2010.

Natural Gas Hedge Contracts

Realized gains (losses) on the contracts are recorded as utility cost which is a component of other operating expenses. The contracts are not accounted for under hedge accounting; therefore, changes in the contracts' fair value are recorded in other nonoperating expense.

Note 10.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	June 30, 2010	July 1, 2009	June 30, 2010	July 1, 2009
	(In thousands)
Service cost	$94	$107	$—	$—
Interest cost	858	862	34	38
Expected return on plan assets	(979)	(864)	—	—
Amortization of net loss	240	313	6	3
Net periodic benefit cost	$213	$418	$40	$41

	Pension Plan		Other Defined Benefit Plans
	Two Quarters Ended		Two Quarters Ended
	June 30, 2010	July 1, 2009	June 30, 2010	July 1, 2009
	(In thousands)
Service cost	$188	$195	$—	$—
Interest cost	1,716	1,726	69	76
Expected return on plan assets	(1,964)	(1,732)	—	—
Amortization of net loss	457	653	11	7
Net periodic benefit cost	$397	$842	$80	$83

We did not make any contributions to our qualified pension plan during the two quarters ended June 30, 2010. We made contributions of $0.6 million to our qualified pension plan during the two quarters ended July 1, 2009. We made contributions of $0.1 million and $0.1 million to our other defined benefit plans during the two quarters ended June 30, 2010 and July 1, 2009, respectively. We do not expect to contribute to our qualified pension plan during 2010. We expect to contribute an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2010.

Additional minimum pension liability of $18.0 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income as of June 30, 2010 and December 30, 2009.

Note 11.     Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 30, 2010	July 1, 2009	June 30, 2010	July 1, 2009
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$(513)	$523	$211	$596
Share based compensation related to equity classified awards:
Stock options	$225	$364	$535	$506
Restricted stock units	105	781	408	1,443
Board deferred stock units	74	149	95	157
Total share-based compensation related to equity classified awards	404	1,294	1,038	2,106
Total share-based compensation	$(109)	$1,817	$1,249	$2,702

Stock Options

During the two quarters ended June 30, 2010, we granted approximately 0.6 million stock options to certain employees. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the two quarters ended June 30, 2010 was $1.21. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the two quarters ended June 30, 2010:

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

As of June 30, 2010, we had approximately $1.3 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 1.8 years.

Restricted Stock Units

In June 2010, we granted two awards of less than 0.1 million restricted stock units to certain non-employee board members. One award had a grant date fair value of $2.72 and the other had a grant date fair value of $2.82. The units vest 12 months from the grant date and, based on the participant's election, are converted to shares of Denny's stock either upon vesting or upon the board member's separation from the Board of Directors.

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

During the two quarters ended June 30, 2010, we made payments of $0.9 million (before taxes) in cash and issued 0.2 million shares of common stock related to the restricted stock unit awards that vested as of December 30, 2009.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	June 30, 2010	December 30, 2009
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$440	$1,303
Other noncurrent liabilities	$596	$506

Equity classified restricted stock units:
Additional paid-in capital	$5,207	$5,237

As of June 30, 2010, we had approximately $1.6 million of unrecognized compensation cost (approximately $0.6 million for liability classified units and approximately $1.0 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.4 years.

Board Deferred Stock Units

During the two quarters ended June 30, 2010, we granted 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $2.92 per unit to non-employee members of our Board of Directors. The directors may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors.

Note 12.     Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income was $10.2 million and $14.2 million for the two quarters ended June 30, 2010 and July 1, 2009, respectively.

The components of Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss are as follows:

	June 30, 2010	December 30, 2009
	(In thousands)
Additional minimum pension liability	$(18,046)	$(18,046)
Unrealized loss on interest rate swap	—	(167)
Accumulated other comprehensive loss	$(18,046)	$(18,213)

Note 13.     Income Taxes

The provision for income taxes was $0.4 and $0.6 million for the quarter and two quarters ended June 30, 2010 compared to $0.6 million and $0.2 million for the quarter and two quarters ended July 1, 2009. The provision for income taxes for the first two quarters of 2010 and 2009 was determined using our effective rate estimated for the entire fiscal year. The increase in our effective tax rate for the two quarters ended June 30, 2010 results primarily from the recognition of $0.7 million of current tax benefits during the first quarter of 2009 related to the enactment of certain federal laws during the first quarter of 2009. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

Note 14.     Net Income Per Share

	Quarter Ended		Two Quarters Ended
	June 30, 2010	July 1, 2009	June 30, 2010	July 1, 2009
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$5,458	$9,336	$10,046	$13,643

Denominator:
Denominator for basic net income per share – weighted average shares	99,263	96,113	98,179	96,079
Effect of dilutive securities:
Options	1,235	1,311	1,585	1,132
Restricted stock units and awards	1,485	1,033	1,304	682
Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions of dilutive securities	101,983	98,457	101,068	97,893

Basic net income per share	$0.05	$0.10	$0.10	$0.14
Diluted net income per share	$0.05	$0.09	$0.10	$0.14

Stock options excluded (1)	2,313	6,147	2,231	5,583
Restricted stock units and awards excluded (1)	—	420	—	420

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 15.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Income taxes paid, net	$882	$791
Interest paid	$12,612	$15,750

Noncash investing activities:
Notes received in connection with disposition of property	$200	$1,475
Execution of direct financing leases	$—	$2,275

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$438	$1,021
Execution of capital leases	$2,084	$35

Note 16.     Related Party Transactions:

During the quarter and two quarters ended July 1, 2009, we sold company-owned restaurants to franchisees that are former employees, including a former executive. We received cash proceeds of $1.1 million and recognized losses of $0.1 million from these related party sales during the quarter and two quarters ended July 1, 2009.  In relation to these sales, we may enter into leases or subleases with the franchisees. These leases and subleases are entered into at fair market value.

Note 17.     Commitments and Contingencies

On July 23, 2010, the Company received notice that our former Chief Executive Officer (“CEO”) has elected to arbitrate issues with respect to the settlement of any outstanding obligations related to his departure. Under the terms of the employment agreement with our former CEO, such arbitration proceeding is to be held before a single arbitrator in Charlotte, North Carolina in accordance with the rules of the American Arbitration Association and is to be completed within 60 days of the delivery of such notice. We estimate that the arbitration could result in payments to our former CEO ranging from approximately $0.8 million to $3.2 million. At June 30, 2010, we have recorded $0.8 million of severance and other restructuring charges related to the resolution of this matter.

In addition, there are various other claims and pending legal actions against or indirectly involving us, including actions involving employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded reserves reflecting our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty. We record legal expenses and other litigation costs as those costs are incurred.

Note 18.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of June 30, 2010 and results of operations for the quarter and two quarters ended June 30, 2010 compared to the quarter and two quarters ended July 1, 2009. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 30, 2009.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 30, 2010		July 1, 2009		June 30, 2010		July 1, 2009
	(Dollars in thousands)
Revenue:
Company restaurant sales	$105,301	78.0%	$125,500	80.5%	$213,084	78.2%	$261,076	81.2%
Franchise and license revenue	29,776	22.0%	30,313	19.5%	59,565	21.8%	60,497	18.8%
Total operating revenue	135,077	100.0%	155,813	100.0%	272,649	100.0%	321,573	100.0%

Costs of company restaurant sales (a):
Product costs	24,500	23.3%	29,306	23.4%	50,192	23.6%	61,589	23.6%
Payroll and benefits	43,363	41.2%	52,151	41.6%	87,539	41.1%	109,911	42.1%
Occupancy	6,908	6.6%	8,056	6.4%	14,309	6.7%	17,100	6.5%
Other operating expenses	15,994	15.2%	17,994	14.3%	31,858	15.0%	38,592	14.8%
Total costs of company restaurant sales	90,765	86.2%	107,507	85.7%	183,898	86.3%	227,192	87.0%

Costs of franchise and license revenue (a)	11,123	37.4%	10,689	35.3%	23,489	39.4%	21,987	36.3%

General and administrative expenses	13,111	9.7%	15,907	10.2%	26,185	9.6%	29,754	9.3%
Depreciation and amortization	7,291	5.4%	8,015	5.1%	14,664	5.4%	16,727	5.2%
Operating (gains), losses and other charges	(117)	(0.1%)	(3,751)	(2.4%)	306	0.1%	(3,453)	(1.1%)
Total operating costs and expenses	122,173	90.4%	138,367	88.8%	248,542	91.2%	292,207	90.9%
Operating income	12,904	9.6%	17,446	11.2%	24,107	8.8%	29,366	9.1%
Other expenses:
Interest expense, net	6,514	4.8%	8,239	5.3%	12,912	4.7%	16,730	5.2%
Other nonoperating expense (income), net	570	0.4%	(745)	(0.5%)	558	0.2%	(1,231)	(0.4%)
Total other expenses, net	7,084	5.2%	7,494	4.8%	13,470	4.9%	15,499	4.8%
Net income before income taxes	5,820	4.3%	9,952	6.4%	10,637	3.9%	13,867	4.3%
Provision for income taxes	362	0.3%	616	0.4%	591	0.2%	224	0.1%
Net income	$5,458	4.0%	$9,336	6.0%	$10,046	3.7%	$13,643	4.2%

Other Data:
Company-owned average unit sales	$448		$460		$906		$915
Franchise average unit sales	$339		$357		$681		$719
Company-owned equivalent units (b)	235		272		235		285
Franchise equivalent units (b)	1,322		1,273		1,321		1,257
Same-store sales decrease (company-owned) (c)(d)	(6.2%)		(2.7%)		(5.8%)		(1.1%)
Guest check average (decrease) increase (d)	(2.7%)		2.3%		(1.3%)		1.3%
Guest count decrease (d)	(3.7%)		(4.9%)		(4.6%)		(2.5%)
Same-store sales decrease (franchised and licensed units) (c) (d)	(5.9%)		(4.7%)		(6.1%)		(3.1%)
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2010 comparable units.

Quarter Ended June 30, 2010 Compared with Quarter Ended July 1, 2009

Unit Activity

	Quarter Ended
	June 30, 2010	July 1, 2009
Company-owned restaurants, beginning of period	237	286
Units opened	—	—
Units sold to franchisees	(9)	(22)
Units closed	—	(1)
End of period	228	263

Franchised and licensed restaurants, beginning of period	1,322	1,260
Units opened	7	10
Units purchased from Company	9	22
Units closed	(10)	(11)
End of period	1,328	1,281
Total restaurants, end of period	1,556	1,544

Company Restaurant Operations

During the quarter ended June 30, 2010, we incurred a 6.2% decrease in same-store sales, comprised of a 2.7% decrease in guest check average and a 3.7% decrease in guest counts. Company restaurant sales decreased $20.2 million, or 16.1%, primarily resulting from a 37 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 86.2% from 85.7%. Product costs decreased to 23.3% from 23.4%. Payroll and benefits decreased to 41.2% from 41.6% primarily as a result of a decrease in incentive compensation, partially offset by the deleveraging effect of lower sales and unfavorable workers’ compensation claims development. Occupancy costs increased to 6.6% from 6.4% primarily due to the effect of lower sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	June 30, 2010		July 1, 2009
	(Dollars in thousands)
Utilities	$4,391	4.2%	$5,584	4.4%
Repairs and maintenance	1,999	1.9%	2,533	2.0%
Marketing	4,522	4.3%	4,812	3.8%
Legal settlement costs	77	0.1%	—	0.0%
Other direct costs	5,005	4.8%	5,065	4.0%
Other operating expenses	$15,994	15.2%	$17,994	14.3%

Utilities decreased 0.2 percentage points primarily due to the recognition of $0.4 million in losses on natural gas contracts during the prior year quarter. Marketing increased 0.5 percentage points as we funded additional advertising for the Super Bowl promotion and the $2/$4/$6/$8 value menu program. Other direct costs increased 0.8 percentage points primarily as a result of charges for excess promotional materials.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	June 30, 2010		July 1, 2009
	(Dollars in thousands)
Royalties	$17,824	59.9%	$17,991	59.4%
Initial and other fees	679	2.3%	1,287	4.2%
Occupancy revenue	11,273	37.8%	11,035	36.4%
Franchise and license revenue	$29,776	100.0%	$30,313	100.0%

Occupancy costs	8,642	29.0%	8,586	28.3%
Other direct costs	2,481	8.4%	2,103	7.0%
Costs of franchise and license revenue	$11,123	37.4%	$10,689	35.3%

Royalties decreased by $0.2 million, or 0.9%, primarily resulting from the effects of a 5.9% decrease in same-store sales, partially offset by a 49 equivalent unit increase in franchised and licensed units. The increase in equivalent units resulted primarily from the sale of company-owned restaurants to franchisees. Initial fees decreased by $0.6 million, or 47.2%, as fewer restaurants were opened by and sold to franchisees during the current year quarter. The increase in occupancy revenue of $0.2 million, or 2.2%, is also primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue increased by $0.4 million, or 4.1%. The increase in occupancy costs of $0.1 million, or 0.7%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $0.4 million, or 18.0%, primarily as a result of expenses associated with future restaurant openings related to the Pilot Flying J transaction (See Recent Events section). As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 37.4% for the quarter ended June 30, 2010 from 35.3% for the quarter ended July 1, 2009.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Share-based compensation	$(109)	$1,817
Other general and administrative expenses	13,220	14,090
Total general and administrative expenses	$13,111	$15,907

The $1.9 million decrease in share-based compensation expense is primarily due to the adjustment of the liability classified restricted stock units to fair value as of June 30, 2010 and a $0.5 million reduction in expense related to forfeitures resulting from the departure of the Company's former Chief Executive Officer. The $0.9 million decrease in other general and administrative expenses is primarily the result of a $2.6 million decrease in incentive and deferred compensation, partially offset by a $1.5 million increase in costs related to our recent proxy contest.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Depreciation of property and equipment	$5,328	$6,028
Amortization of capital lease assets	691	678
Amortization of intangible assets	1,272	1,309
Total depreciation and amortization expense	$7,291	$8,015

The overall decrease in depreciation and amortization expense is due to the sale of company-owned restaurants to franchisees during fiscal 2009.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Gains on sales of assets and other, net	$(1,266)	$(3,508)
Restructuring charges and exit costs	1,149	(673)
Impairment charges	—	430
Operating (gains), losses and other charges, net	$(117)	$(3,751)

During the quarter ended June 30, 2010, we recognized $1.2 million of gains on the sale of nine restaurant operations to four franchisees for net proceeds of $3.0 million (which included a note receivable of $0.2 million). During the quarter ended July 1, 2009, we recognized $2.3 million of gains on the sale of 22 restaurant operations to eight franchisees for net proceeds of $7.0 million (which included a note receivable of $0.1 million). The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Exit costs	$235	$(795)
Severance and other restructuring charges	914	122
Total restructuring and exit costs	$1,149	$(673)

Severance and other restructuring charges for the quarter ended June 30, 2010 includes $0.8 million related to the departure of the Company's former Chief Executive Officer (see Part II Item 1. Legal Proceedings).

Impairment charges for the quarter ended July 1, 2009 relate to underperforming restaurants as well as restaurants held for sale.

Operating income was $12.9 million for the quarter ended June 30, 2010 compared with $17.4 million for the quarter ended July 1, 2009.

Interest expense, net was comprised of the following:

	Quarter Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	444	2,118
Interest on capital lease liabilities	1,046	932
Letters of credit and other fees	387	398
Interest income	(388)	(442)
Total cash interest	5,852	7,369
Amortization of deferred financing costs	258	271
Interest accretion on other liabilities	404	599
Total interest expense, net	$6,514	$8,239

The decrease in interest expense resulted primarily from the repayment of $15.0 million and $46.7 million of term loan debt during 2010 and 2009, respectively.

Other nonoperating expense (income), net was $0.6 million for the quarter ended June 30, 2010 compared with other nonoperating income of $0.7 million for the quarter ended July 1, 2009.

The provision for income taxes was $0.4 million for the quarter ended June 30, 2010 compared to $0.6 million for the quarter ended July 1, 2009. The provision for income taxes for the second quarters of 2010 and 2009 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

Net income was $5.5 million for the quarter ended June 30, 2010 compared with $9.3 million for the quarter ended July 1, 2009 due to the factors noted above.

Two Quarters Ended June 30, 2010 Compared with Two Quarters Ended July 1, 2009

Unit Activity

	Two Quarters Ended
	June 30, 2010	July 1, 2009
Company-owned restaurants, beginning of period	233	315
Units opened	4	1
Units sold to franchisees	(9)	(52)
Units closed	—	(1)
End of period	228	263

Franchised and licensed restaurants, beginning of period	1,318	1,226
Units opened	13	20
Units purchased from Company	9	52
Units closed	(12)	(17)
End of period	1,328	1,281
Total restaurants, end of period	1,556	1,544

Company Restaurant Operations

During the two quarters ended June 30, 2010, we realized a 5.8% decrease in same-store sales, comprised of a 1.3% decrease in guest check average and a 4.6% decrease in guest counts. Company restaurant sales decreased $48.0 million, or 18.4%, primarily resulting from a 50 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.3% from 87.0%. Product costs remained constant at 23.6%. Payroll and benefits decreased to 41.1% from 42.1% primarily as a result of a decrease in incentive compensation. Occupancy costs increased to 6.7% from 6.5% primarily due to the deleveraging effect of lower sales. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Two Quarters Ended
	June 30, 2010		July 1, 2009
	(Dollars in thousands)
Utilities	$9,042	4.2%	$12,433	4.8%
Repairs and maintenance	3,944	1.9%	5,098	2.0%
Marketing	8,824	4.1%	9,594	3.7%
Legal	200	0.1%	355	0.1%
Other direct costs	9,848	4.6%	11,112	4.3%
Other operating expenses	$31,858	15.0%	$38,592	14.8%

Utilities decreased 0.6 percentage points primarily due to the recognition of $1.0 million in losses on natural gas contracts during the prior year. Marketing increased 0.4 percentage points as we funded additional advertising for the Super Bowl promotion and the $2/$4/$6/$8 value menu program.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Two Quarters Ended
	June 30, 2010		July 1, 2009
	(Dollars in thousands)
Royalties	$35,818	60.1%	$35,885	59.3%
Initial fees	1,112	1.9%	2,906	4.8%
Occupancy revenue	22,635	38.0%	21,706	35.9%
Franchise and license revenue	$59,565	100.0%	$60,497	100.0%

Occupancy costs	17,319	29.1%	16,608	27.4%
Other direct costs	6,170	10.3%	5,379	8.9%
Costs of franchise and license revenue	$23,489	39.4%	$21,987	36.3%

Royalties decreased by $0.1 million, or 0.2% primarily resulting from the effects of a 6.1% decrease in same-store sales, offset by a 64 equivalent-unit increase in franchised and licensed units. The increase in equivalent-units resulted primarily from the sale of company-owned restaurants to franchisees. Initial fees decreased by $1.8 million, or 61.7%, as fewer restaurants were opened by and sold to franchisees during the current year period. The increase in occupancy revenue of $0.9 million, or 4.3%, is also primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue increased by $1.5 million, or 6.8%. The increase in occupancy costs of $0.7 million, or 4.3%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $0.8 million, or 14.7%, primarily as a result of expenses associated with future restaurant openings related to the Pilot Flying J transaction (See Recent Events section). As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 39.4% for the two quarters ended June 30, 2010 from 36.3% for the two quarters ended July 1, 2009.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Two Quarters Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Share-based compensation	$1,249	$2,702
General and administrative expenses	24,936	27,052
Total general and administrative expenses	$26,185	$29,754

The $1.5 million decrease in share-based compensation expense is primarily due to a $0.5 million reduction in expense related to forfeitures resulting from the departure of the Company's former Chief Executive Officer and the adoption of lower cost share-based compensation plans during recent years. The $2.1 million decrease in other general and administrative expenses is primarily the result of a $4.1 million decrease in incentive and deferred compensation, partially offset by a $2.0 million increase in costs related to our recent proxy contest.

Depreciation and amortization is comprised of the following:

	Two Quarters Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Depreciation of property and equipment	$10,796	$12,604
Amortization of capital lease assets	1,345	1,396
Amortization of intangible assets	2,523	2,727
Total depreciation and amortization expense	$14,664	$16,727

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2009.

Operating gains, losses and other charges, net are comprised of the following:

	Two Quarters Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Gains on sales of assets and other, net	$(1,476)	$(4,032)
Restructuring charges and exit costs	1,782	(244)
Impairment charges	—	823
Operating gains, losses and other charges, net	$306	$(3,453)

During the two quarters ended June 30, 2010, we recognized $1.2 million of gains on the sale of nine restaurant operations to four franchisees for net proceeds of $3.0 million (which included a note receivable of $0.2 million) and additional gains on prior year restaurant sale transactions. During the two quarters ended July 1, 2009, we recognized $2.8 million of gains on the sale of 52 restaurant operations to ten franchisees for net proceeds of $11.8 million (which included notes receivable of $1.5 million). The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

 Restructuring charges and exit costs were comprised of the following:

	Two Quarters Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Exit costs	$863	$(745)
Severance and other restructuring charges	919	501
Total restructuring and exit costs	$1,782	$(244)

Severance and other restructuring charges for the two quarters ended June 30, 2010 includes $0.8 million related to the departure of the Company's former Chief Executive Officer (see Part II Item 1. Legal Proceedings).

Impairment charges for the two quarters ended July 1, 2009 generally relate to underperforming restaurants as well as restaurants and real estate held for sale.

Operating income was $24.1 million for the two quarters ended June 30, 2010 and $29.4 million for the two quarters ended July 1, 2009.

Interest expense, net is comprised of the following:

	Two Quarters Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Interest on senior notes	$8,726	$8,726
Interest on credit facilities	927	4,299
Interest on capital lease liabilities	1,979	1,896
Letters of credit and other fees	776	859
Interest income	(838)	(830)
Total cash interest	11,570	14,950
Amortization of deferred financing costs	517	542
Interest accretion on other liabilities	825	1,238
Total interest expense, net	$12,912	$16,730

The decrease in interest expense resulted primarily from the repayment of $15.0 million and $46.7 million of term loan debt during 2010 and 2009, respectively.

Other nonoperating expense (income), net was $0.6 million for the two quarters ended June 30, 2010 compared with other nonoperating income of $1.2 million for the two quarters ended July 1, 2009.

The provision for income taxes was $0.6 for the two quarters ended June 30, 2010 compared to $0.2 million for the two quarters ended July 1, 2009. The provision for income taxes for the first two quarters of 2010 and 2009 was determined using our effective rate estimated for the entire fiscal year. The increase in our effective tax rate for the two quarters ended June 30, 2010 results primarily from the recognition of $0.7 million of current tax benefits during the first quarter of 2009 related to the enactment of certain federal laws during the first quarter of 2009. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

Net income was $10.0 million for the two quarters ended June 30, 2010 compared with $13.6 million for the two quarters ended July 1, 2009 due to the factors noted above.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Net cash provided by operating activities	$10,692	$7,427
Net cash (used in) provided by investing activities	(297)	5,094
Net cash used in financing activities	(15,243)	(13,698)
Net decrease in cash and cash equivalents	$(4,848)	$(1,177)

The increase in operating cash flows is primarily the result of timing differences in marketing spending and the reduction in our interest payments. We believe that our estimated cash flows from operations for 2010, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $0.3 million for the two quarters ended June 30, 2010. These cash flows include capital expenditures of $8.4 million, of which $2.1 million was financed through capital leases. These expenditures were partially offset by $3.3 million in proceeds from the sales of restaurant operations to franchisees and the sale of other real estate assets and collections of notes receivable of $2.7 million. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling, information technology and our strategic initiatives, as follows:

	Quarter Ended
	June 30, 2010	July 1, 2009
	(In thousands)
Facilities	$2,742	$2,904
New construction	1,630	1,819
Remodeling	756	1,253
Information technology	597	35
Strategic initiatives	11	836
Other	574	1,089
Capital expenditures	$6,310	$7,936

We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments.

Cash flows used in financing activities were $15.2 million for the two quarters ended June 30, 2010, which included $14.6 million of term loan prepayments and $0.4 million of scheduled term loan payments.

Our Credit Facility consists of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility for short term needs), a $65 million term loan and an additional $30 million letter of credit facility for longer term needs. At June 30, 2010, we had outstanding letters of credit of $24.5  million (comprised of $24.4 million under our letter of credit facility and less than $0.1 million under our revolving letter of credit facility). There were no revolving loans outstanding at June 30, 2010. These balances result in availability of $5.6 million under our letter of credit facility and $49.9 million under the revolving facility.

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

The Credit Facility is guaranteed by Denny's and its other subsidiaries and is secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility is secured by first-priority mortgages on approximately 100 company-owned real estate assets. The Credit Facility contains certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of June 30, 2010.

As of June 30, 2010, interest on loans under the revolving facility is payable at per annum rates equal to LIBOR plus 250 basis points and will adjust over time based on our leverage ratio. Interest on the term loan and letter of credit facility is payable at per annum rates equal to LIBOR plus 200 basis points. As of June 30, 2010, the weighted-average interest rate under the term loan was 2.5%.

Our working capital deficit was $23.2 million at June 30, 2010 compared with $33.8 million at December 30, 2009. The decrease in working capital deficit resulted primarily from the sale of company-owned restaurants to franchisees during 2009 and 2010 and a $2.9 million increase in assets held for sale. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Recent Events

As previously disclosed, Denny's has been selected as the full-service restaurant operator of choice for Pilot Travel Centers LLC (“Pilot”). On June 30, 2010, the Federal Trade Commission approved Pilot’s merger with Flying J Travel Centers (“Flying J”). Now named Pilot Flying J, the company is North America’s largest retail operator of travel centers. Up to 140 Flying J full-service restaurants could be converted to Denny’s. We began converting former Flying J restaurant operations in July 2010 and expect to have 80 sites converted by year end 2010, including 10 sites which will operate as company restaurants. Denny’s franchisees will convert and operate most of the Flying J locations with the Company planning to convert and operate approximately fifteen of the restaurants. We also expect up to an additional 50 Denny's restaurants will open in existing and proposed Pilot Travel Centers over the next several years.

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

Based on the levels of borrowings under the Credit Facility at June 30, 2010, if interest rates changed by 100 basis points, our annual cash flow and income before income taxes would change by approximately $0.7 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facility at June 30, 2010. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The book value and estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $175.2 million at June 30, 2010. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The market quotation for the 10% Notes was equal to their par value as of June 30, 2010, therefore there was no difference between the estimated fair value of long-term debt compared with its historical cost.

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

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our Interim Chief Executive Officer, Debra Smithart-Oglesby, and our Executive Vice President, Chief Administrative Officer and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Ms. Smithart-Oglesby and Mr. Wolfinger each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Ms. Smithart-Oglesby and Wolfinger, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On July 23, 2010, the Company received notice that our former Chief Executive Officer (“CEO”) has elected to arbitrate issues with respect to the settlement of any outstanding obligations related to his departure. Under the terms of the employment agreement with our former CEO, such arbitration proceeding is to be held before a single arbitrator in Charlotte, North Carolina in accordance with the rules of the American Arbitration Association and is to be completed within 60 days of the delivery of such notice. We estimate that the arbitration could result in payments to our former CEO ranging from approximately $0.8 million to $3.2 million. At June 30, 2010, we have recorded $0.8 million of severance and other restructuring charges related to the resolution of this matter.

In addition, there are various other claims and pending legal actions against or indirectly involving us, including actions involving employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded reserves reflecting our best estimate of liability, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

31.1	Certification of Debra Smithart-Oglesby, Interim Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Debra Smithart-Oglesby, Interim Chief Executive Officer of Denny’s Corporation and F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY'S CORPORATION

Date: August 3, 2010	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: August 3, 2010	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller