Form 10-Q
period 2010-09-29
DENNYS CORP
filed 2010-11-03
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2010

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

Yes  ☐    No  ☑

As of October 28, 2010, 99,697,084 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 29, 2010	September 30, 2009	September 29, 2010	September 30, 2009
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$107,171	$116,579	$320,255	$377,655
Franchise and license revenue	32,761	29,485	92,326	89,982
Total operating revenue	139,932	146,064	412,581	467,637
Costs of company restaurant sales:
Product costs	25,405	26,924	75,597	88,513
Payroll and benefits	41,533	44,712	129,072	154,623
Occupancy	7,097	7,808	21,406	24,908
Other operating expenses	17,158	18,147	49,016	56,739
Total costs of company restaurant sales	91,193	97,591	275,091	324,783
Costs of franchise and license revenue	12,009	10,308	35,498	32,295
General and administrative expenses	14,375	14,313	40,560	44,067
Depreciation and amortization	7,320	7,865	21,984	24,592
Operating (gains), losses and other charges, net	(1,900)	(2,648)	(1,594)	(6,101)
Total operating costs and expenses	122,997	127,429	371,539	419,636
Operating income	16,935	18,635	41,042	48,001
Other expenses:
Interest expense, net	6,394	8,117	19,306	24,847
Other nonoperating expense (income), net	188	(363)	746	(1,594)
Total other expenses, net	6,582	7,754	20,052	23,253
Net income before income taxes	10,353	10,881	20,990	24,748
Provision for income taxes	419	848	1,010	1,072
Net income	$9,934	$10,033	$19,980	$23,676

Net income per share:
Basic	$0.10	$0.10	$0.20	$0.25
Diluted	$0.10	$0.10	$0.20	$0.24

Weighted average shares outstanding:
Basic	99,579	96,506	98,646	96,221
Diluted	101,305	99,158	101,264	98,295

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 29, 2010	December 30, 2009
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$40,638	$26,525
Receivables, less allowance for doubtful accounts of $177 and $171, respectively	13,718	18,106
Inventories	3,743	4,165
Assets held for sale	6,541	—
Prepaid and other current assets	11,260	9,549
Total current assets	75,900	58,345

Property, net of accumulated depreciation of $247,975 and $258,695, respectively	118,090	131,484

Other assets:
Goodwill	31,892	32,440
Intangible assets, net	52,888	55,110
Deferred financing costs, net	2,773	2,676
Other noncurrent assets	31,135	32,572
Total assets	$312,678	$312,627

Liabilities and shareholders' deficit
Current liabilities:
Current maturities of notes and debentures	$754	$900
Current maturities of capital lease obligations	3,899	3,725
Accounts payable	19,248	22,842
Other current liabilities	62,738	64,641
Total current liabilities	86,639	92,108

Long-term liabilities:
Notes and debentures, less current maturities	239,446	254,357
Capital lease obligations, less current maturities	18,960	19,684
Liability for insurance claims, less current portion	19,082	21,687
Deferred income taxes	13,121	13,016
Other noncurrent liabilities and deferred credits	37,854	39,273
Total long-term liabilities	328,463	348,017
Total liabilities	415,102	440,125

Commitments and contingencies

Shareholders' deficit:
Common stock $0.01 par value; authorized - 135,000; issued – 99,627 and 96,613, respectively	996	966
Paid-in capital	547,473	542,576
Deficit	(632,847)	(652,827)
Accumulated other comprehensive loss, net of tax	(18,046)	(18,213)
Total shareholders' deficit	(102,424)	(127,498)
Total liabilities and shareholders' deficit	$312,678	$312,627

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
 (Unaudited)

	Common Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss, Net	Deficit
	(In thousands)
Balance, December 30, 2009	96,613	$966	$542,576	$(652,827)	$(18,213)	$(127,498)
Comprehensive income:
Net income	—	—	—	19,980	—	19,980
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	167	167
Comprehensive income	—	—	—	19,980	167	20,147
Share-based compensation on equity classified awards	—	—	1,588	—	—	1,588
Issuance of common stock for share-based compensation	459	4	(4)	—	—	—
Exercise of common stock options	2,555	26	3,313	—	—	3,339
Balance, September 29, 2010	99,627	$996	$547,473	$(632,847)	$(18,046)	$(102,424)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$19,980	$23,676
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	21,984	24,592
Operating (gains), losses and other charges, net	(1,594)	(6,101)
Amortization of deferred financing costs	771	811
Loss on early extinguishment of debt	221	40
(Gain) loss on interest rate swap	167	(1,486)
Deferred income tax expense	105	650
Share-based compensation	2,010	3,899
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	1,704	3,313
Inventories	422	1,314
Other current assets	(1,716)	(4,691)
Other assets	(2,117)	(2,175)
Increase (decrease) in liabilities:
Accounts payable	(977)	(2,949)
Accrued salaries and vacations	(5,600)	(3,009)
Accrued taxes	1,932	1,105
Other accrued liabilities	(1,496)	(7,107)
Other noncurrent liabilities and deferred credits	(4,203)	(4,482)
Net cash flows provided by operating activities	31,593	27,400

Cash flows from investing activities:
Purchase of property	(13,202)	(12,484)
Proceeds from disposition of property	9,917	20,730
Collections on notes receivable	3,151	—
Net cash flows (used in) provided by investing activities	(134)	8,246

Cash flows from financing activities:
Long-term debt payments	(17,747)	(22,906)
Proceeds from exercise of stock options	3,339	102
Tax withholding on share-based payments	(154)	(253)
Net bank overdrafts	(2,716)	(3,745)
Deferred financing costs	(58)	—
Debt transaction costs	(10)	—
Net cash flows used in financing activities	(17,346)	(26,802)

Increase in cash and cash equivalents	14,113	8,844

Cash and cash equivalents at:
Beginning of period	26,525	21,042
End of period	$40,638	$29,886

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At September 29, 2010, the Denny’s brand consisted of 1,612 restaurants, 1,380 (86%) of which were franchised/licensed restaurants and 232 (14%) of which were company-owned and operated.

The following table shows the unit activity for the quarter and three quarters ended September 29, 2010 and September 30, 2009:

	Quarter Ended		Three Quarters Ended
	September 29, 2010	September 30, 2009	September 29, 2010	September 30, 2009
Company-owned restaurants, beginning of period	228	263	233	315
Units opened	6	—	10	1
Units sold to franchisees	(2)	(7)	(11)	(59)
Units closed	—	—	—	(1)
End of period	232	256	232	256

Franchised and licensed restaurants, beginning of period	1,328	1,281	1,318	1,226
Units opened	55	9	68	29
Units purchased from Company	2	7	11	59
Units closed	(5)	(8)	(17)	(25)
End of period	1,380	1,289	1,380	1,289
Total restaurants, end of period	1,612	1,545	1,612	1,545

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

Accounting Standards to be Adopted

Fair Value

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

As mentioned under the "Fair Value" section above, we are required to adopt the disclosure requirements of ASU 2010-06 about purchases, sales, issuances and settlements relating to Level 3 measurements in the first quarter of 2011. We do not anticipate that the adoption will have a material impact on the disclosures included in our Condensed Consolidated Financial Statements.

Receivables

Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”

In July 2010, the FASB issued ASU 2010-20, which requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the allowance for doubtful accounts. We are required to adopt the provisions of this ASU in the fourth quarter of 2010.  We believe the adoption will result in increased notes receivable disclosure, but will not have any impact on our Condensed Consolidated Financial Statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

Note 3.     Notes Receivables

Notes receivable were comprised of the following:

	September 29, 2010	December 30, 2009
	(In thousands)
Current assets (included as a component of receivables):
Receivables related to sale of restaurants to franchisees	$825	$3,504
Receivables related to sale of real estate to a third party	63	61
Total current notes receivable	$888	$3,565

Noncurrent (included as a component of other noncurrent assets):
Receivables related to sale of restaurants to franchisees	$1,667	$1,894
Receivables related to sale of real estate to a third party	64	111
Total noncurrent notes receivable	$1,731	$2,005

Note 4.     Assets Held for Sale

Assets held for sale of $6.5 million as of September 29, 2010, include restaurants and real estate to be sold to franchisees. There were no assets held for sale as of December 30, 2009. We expect to sell each of these assets within 12 months. Our Credit Facility (defined in Note 8) required us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of specified real estate properties, restaurant assets and restaurant operations to franchisees, net of a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant operations to franchisees and a voluntary $10.0 million annual exclusion related to proceeds from the sale of restaurant assets. As of September 29, 2010 and December 30, 2009, no reclassification of long-term debt to current liabilities was required. As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.1 million for the quarter and three quarters ended September 29, 2010 and $0.4 million for the three quarters ended September 30, 2009. This expense is included as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Operations.

Note 5.    Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill for the three quarters ended September 29, 2010 are as follows:

(In thousands)
Balance at December 30, 2009	$32,440
Write-offs associated with sale of restaurants	(548)
Balance at September 29, 2010	$31,892

Goodwill and intangible assets were comprised of the following:

	September 29, 2010		December 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$31,892	$—	$32,440	$—

Intangible assets with indefinite lives:
Trade names	$42,483	$—	$42,454	$—
Liquor licenses	176	—	176	—
Intangible assets with definite lives:
Franchise and license agreements	46,513	36,365	50,787	38,397
Foreign license agreements	241	160	241	151
Intangible assets	$89,413	$36,525	$93,658	$38,548

Other assets with definite lives:
Software development costs	$33,570	$29,899	$32,806	$28,401

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2010	September 30, 2009	September 29, 2010	September 30, 2009
	(In thousands)
Gains on sales of assets and other, net	$(3,757)	$(3,127)	$(5,233)	$(7,159)
Restructuring charges and exit costs	1,778	479	3,560	235
Impairment charges	79	—	79	823
Operating (gains), losses and other charges, net	$(1,900)	$(2,648)	$(1,594)	$(6,101)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Quarter Ended September 29, 2010		Quarter Ended September 30, 2009
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$808	$63	$2,136	$580
Sales of other real estate assets	5,787	3,663	5,753	2,437
Recognition of deferred gains	—	31	—	110
Total	$6,595	$3,757	$7,889	$3,127

During the quarter ended September 29, 2010, we recognized $0.1 million of gains on the sale of two restaurant operations to two franchisees for net proceeds of $0.8 million. In addition, during the quarter ended September 29, 2010, we recognized $3.7 million of gains on real estate sold to franchisees. During the quarter ended September 30, 2009, we recognized $0.6 million of gains on the sale of seven restaurant operations to four franchisees for net proceeds of $2.1 million.

	Three Quarters Ended September 29, 2010		Three Quarters Ended September 30, 2009
	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$3,806	$1,429	$13,887	$3,383
Sales of other real estate assets	6,311	3,711	8,507	3,571
Recognition of deferred gains	—	93	—	205
Total	$10,117	$5,233	$22,394	$7,159

During the three quarters ended September 29, 2010, we recognized $1.4 million of gains on the sale of 11 restaurant operations to six franchisees for net proceeds of $3.8 million (which included a note receivable of $0.2 million). In addition, during the three quarters ended September 29, 2010, we recognized $3.6 million of gains on real estate sold to franchisees. During the three quarters ended September 30, 2009, we recognized $3.4 million of gains on the sale of 59 restaurant operations to 14 franchisees for net proceeds of $13.9 million (which included notes receivable of $1.5 million).

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 29, 2010	September 30, 2009	September 29, 2010	September 30, 2009
	(In thousands)
Exit costs	$(45)	$376	$818	$(369)
Severance and other restructuring charges	1,823	103	2,742	604
Total restructuring and exit costs	$1,778	$479	$3,560	$235

See Note 17 for details on the severance and other restructuring charges related to the departure of our former Chief Executive Officer.

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 30, 2009	$6,555
Provisions for units closed during the year (1)	528
Changes in estimates of accrued exit costs, net (1)	290
Payments, net of sublease receipts	(2,281)
Reclassification of certain lease liabilities, net	(136)
Interest accretion	433
Balance at September 29, 2010	5,389
Less current portion included in other current liabilities	1,595
Long-term portion included in other noncurrent liabilities	$3,794

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2010	$818
2011	1,522
2012	1,054
2013	772
2014	649
Thereafter	1,394
Total	6,209
Less imputed interest	820
Present value of exit cost liabilities	$5,389

As of September 29, 2010 and December 30, 2009, we had accrued severance and other restructuring charges of $2.5 million and $0.9 million, respectively.  The balance as of September 29, 2010 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 29, 2010
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,746	$5,746	$—	$—	market approach
Total	$5,746	$5,746	$—	$—

	Fair Value Measurements as of December 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,721	$5,721	$—	$—	market approach
Total	$5,721	$5,721	$—	$—

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements as of September 29, 2010
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Assets held for sale (1)	$20	$—	$20	$—	market approach
Total	$20	$—	$20	$—

(1)
In addition to the less than $0.1 million in assets held for sale recorded at fair value, we classified an additional $6.5 million as assets held for sale, which are recorded at their carrying amount. See Note 4.

As of December 30, 2009, impaired assets related to an underperforming unit were written down to a fair value of $0 based on the income approach.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	September 29, 2010	December 30, 2009
	(In thousands)
Book value:
Fixed rate long-term debt	$175,200	$175,257
Variable rate long-term debt	65,000	80,000
Long term debt excluding capital lease obligations	$240,200	$255,257

Estimate fair value:
Fixed rate long-term debt	$175,638	$179,194
Variable rate long-term debt	65,000	80,000
Long term debt excluding capital lease obligations	$240,638	$259,194

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at September 29, 2010 and December 30, 2009 relates primarily to market quotations for our Denny's Holdings, Inc. 10% Senior Notes due 2012 (the "10% Notes").

During the quarter ended September 29, 2010, we commenced a tender offer on the 10% Notes. See Note 18.

Note 8.     Long-Term Debt

Credit Facility

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC (the "Borrowers"), had, at September 29, 2010, a senior secured credit agreement consisting of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility for short term needs), a $65 million term loan and an additional $30 million letter of credit facility for longer term needs (together, the "Credit Facility"). At September 29, 2010, we had outstanding letters of credit of $25.1 million under our letter of credit facility. There were no outstanding letters of credit under our revolving letter of credit facility and no revolving loans outstanding at September 29, 2010. These balances resulted in availability of $4.9 million under our letter of credit facility and $50.0 million under the revolving facility.

The revolving facility was scheduled to mature on December 15, 2011. The term loan and the $30 million letter of credit facility were scheduled to mature on March 31, 2012. The term loan amortized in equal quarterly installments at a rate equal to approximately 1% per annum with all remaining amounts due on the maturity date. The Credit Facility was available for working capital, capital expenditures and other general corporate purposes. We were required to make mandatory prepayments under certain circumstances (such as required payments related to asset sales) typical for this type of credit facility and could have made certain optional prepayments under the Credit Facility.

The Credit Facility was guaranteed by Denny's and its other subsidiaries and was secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility was secured by first-priority mortgages on approximately 100 company-owned real estate assets. The Credit Facility contained certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type.

A commitment fee of 0.5% was paid on the unused portion of the revolving credit facility. Interest on loans under the revolving facility was payable at per annum rates equal to LIBOR plus 250 basis points and adjusted over time based on our leverage ratio. Interest on the term loan and letter of credit facility was payable at per annum rates equal to LIBOR plus 200 basis points. The weighted average interest rate under the term loan was 2.6% and 2.9% as of September 29, 2010 and September 30, 2009, respectively. Taking into consideration our interest rate swap, described below, the weighted average interest rate under the term loan was 6.6% as of September 30, 2009.

We believe that our estimated cash flows from operations for 2010, combined with our capacity for additional borrowings under our Credit Facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Subsequent to the end of the quarter, we refinanced the Credit Facility. See Note 18.

Note 9.     Derivative Financial Instruments

We may choose to utilize derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes.

As of September 29, 2010 and December 30, 2009, there were no derivative instruments included in the Condensed Consolidated Balance Sheet.

The gains (losses) recognized in our Condensed Consolidated Statements of Operations as a result of interest rate swaps and natural gas hedge contracts are as follows:

	Quarter Ended		Three Quarters Ended
	September 29, 2010	September 30, 2009	September 29, 2010	September 30, 2009
	(In thousands)
Realized gains (losses):
Interest rate swap - included as a component of interest expense	$—	$(1,086)	$—	$(2,880)
Natural gas contracts - included as a component of utility expense, which is included in other operating expenses	$—	$(464)	$—	$(1,484)

Unrealized gains (losses) included as a component of nonoperating expense:
Interest rate swap	$—	$611	$(167)	$1,486
Natural gas contracts	$—	$405	$—	$811

The unrealized gains (losses) related to the interest rate swap include both the changes in the fair value of the swap and the amortization of losses previously recorded in accumulated other comprehensive income.

Interest Rate Swap

In 2007, we entered into an interest rate swap with a notional amount of $150 million that was designated as a cash flow hedge of our interest rate exposure. Under the terms of the swap, we paid a fixed rate of 4.8925% on the notional amount and received payments from the counterparties based on the 3-month LIBOR rate for a term ending on March 30, 2010, effectively resulting in a fixed rate of 6.8925% on the notional amount. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. At the end of 2007, we determined that a portion of the underlying cash flows related to the swap were no longer probable of occurring over the term of the swap as a result of the probability of paying the debt down below the notional amount. Accordingly, we discontinued hedge accounting treatment. The losses included in accumulated other comprehensive income as of December 26, 2007 were amortized to other nonoperating expense over the remaining term of the swap. In 2008, we terminated $50 million of the notional amount of the swap. In the fourth quarter of 2009 we terminated the remaining $100 million of the notional amount of the swap. The 2009 termination resulted in a $1.3 million cash payment, which was made in the fourth quarter of 2009. There were no interest rate swaps outstanding as of December 30, 2009 or September 29, 2010.

Natural Gas Hedge Contracts

Realized gains (losses) on the contracts are recorded as utility cost which is a component of other operating expenses. The contracts are not accounted for under hedge accounting; therefore, changes in the contracts' fair value are recorded in other nonoperating expense.

Note 10.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	September 29, 2010	September 30, 2009	September 29, 2010	September 30, 2009
	(In thousands)
Service cost	$94	$98	$—	$—
Interest cost	858	863	35	37
Expected return on plan assets	(982)	(866)	—	—
Amortization of net loss	229	327	5	4
Net periodic benefit cost	$199	$422	$40	$41

	Pension Plan		Other Defined Benefit Plans
	Three Quarters Ended		Three Quarters Ended
	September 29, 2010	September 30, 2009	September 29, 2010	September 30, 2009
	(In thousands)
Service cost	$282	$293	$—	$—
Interest cost	2,574	2,589	104	113
Expected return on plan assets	(2,946)	(2,598)	—	—
Amortization of net loss	686	980	16	11
Net periodic benefit cost	$596	$1,264	$120	$124

We did not make any contributions to our qualified pension plan during the three quarters ended September 29, 2010. We made contributions of $1.1 million to our qualified pension plan during the three quarters ended September 30, 2009. We made contributions of $0.1 million to our other defined benefit plans during both the three quarters ended September 29, 2010 and September 30, 2009, respectively. We do not expect to contribute to our qualified pension plan during 2010. We expect to contribute an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2010.

Additional minimum pension liability of $18.0 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income as of September 29, 2010 and December 30, 2009.

Note 11.     Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 29, 2010	September 30, 2009	September 29, 2010	September 30, 2009
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$211	$547	$422	$1,143
Share based compensation related to equity classified awards:
Stock options	$347	$349	$882	$855
Restricted stock units	93	226	501	1,669
Board deferred stock units	110	75	205	232
Total share-based compensation related to equity classified awards	550	650	1,588	2,756
Total share-based compensation	$761	$1,197	$2,010	$3,899

Stock Options

During the three quarters ended September 29, 2010, we granted approximately 0.6 million stock options to certain employees. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the three quarters ended September 29, 2010 was $1.21. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the three quarters ended September 29, 2010:

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

As of September 29, 2010, we had approximately $1.1 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 1.6 years.

Restricted Stock Units

In September 2010, we granted approximately 0.3 million performance shares as an employment incentive related to the hiring of our new Chief Operating Officer. As these awards contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The weighted average fair value per share was $2.18. The performance shares will vest and be earned if the closing price of Denny’s common stock meets or exceeds set price hurdles for 20 consecutive days. The performance period is the five year period beginning September 13, 2010 and ending September 13, 2015.

In August 2010, we granted approximately 0.2 million performance shares as an employment incentive related to the hiring of our new Chief Marketing Officer. As these awards contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The weighted average fair value per share was $2.09. The performance shares will vest and be earned if the closing price of Denny’s common stock meets or exceeds set price hurdles for 20 consecutive days. The performance period is the five year period beginning July 21, 2010 and ending July 21, 2015.

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

During the quarter ended September 29, 2010, we made payments of $0.6 million (before taxes) in cash and issued 0.3 million shares of common stock, net of 0.1 million shares that were used to pay taxes, related to restricted stock unit awards. During the three quarters ended September 29, 2010, we made payments of $1.5 million (before taxes) in cash and issued 0.5 million shares of common stock, net of 0.1 million shares that were used to pay taxes, related to restricted stock unit awards.

Accrued compensation expense related to liability classified restricted stock units included as a component of the Condensed Consolidated Balance Sheet was as follows:

	September 29, 2010	December 30, 2009
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$344	$1,303
Other noncurrent liabilities	$299	$506

As of September 29, 2010, we had approximately $2.2 million of unrecognized compensation cost (approximately $0.4 million for liability classified units and approximately $1.8 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.4 years.

Board Deferred Stock Units

During the three quarters ended September 29, 2010, we granted 0.2 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $2.91 per unit to non-employee members of our Board of Directors. The directors may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors.

Note 12.     Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income was $20.1 million and $24.4 million for the three quarters ended September 29, 2010 and September 30, 2009, respectively.

The components of Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss are as follows:

	September 29, 2010	December 30, 2009
	(In thousands)
Additional minimum pension liability	$(18,046)	$(18,046)
Unrealized loss on interest rate swap	—	(167)
Accumulated other comprehensive loss	$(18,046)	$(18,213)

Note 13.     Income Taxes

The provision for income taxes was $0.4 million and $1.0 million for the quarter and three quarters ended September 29, 2010 compared to $0.8 million and $1.1 million for the quarter and three quarters ended September 30, 2009. The provision for income taxes for the first three quarters of 2010 and 2009 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

Note 14.     Net Income Per Share

	Quarter Ended		Three Quarters Ended
	September 29, 2010	September 30, 2009	September 29, 2010	September 30, 2009
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share – net income	$9,934	$10,033	$19,980	$23,676

Denominator:
Denominator for basic net income per share – weighted average shares	99,579	96,506	98,646	96,221
Effect of dilutive securities:
Options	627	1,562	1,248	1,230
Restricted stock units and awards	1,099	1,090	1,371	844
Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions of dilutive securities	101,305	99,158	101,264	98,295

Basic net income per share	$0.10	$0.10	$0.20	$0.25
Diluted net income per share	$0.10	$0.10	$0.20	$0.24

Stock options excluded (1)	3,206	3,038	2,232	5,671
Restricted stock units and awards excluded (1)	—	418	—	418

(1)	Excluded from diluted weighted average shares outstanding as the impact would have been antidilutive.

Note 15.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Income taxes paid, net	$1,083	$384
Interest paid	$14,426	$19,229

Noncash investing activities:
Notes received in connection with disposition of property	$200	$1,665
Execution of direct financing leases	$—	$2,815

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,120	$1,823
Execution of capital leases	$2,173	$1,405
Accrued deferred financing costs	$841	$—

Note 16.     Related Party Transactions

During the quarter and three quarters ended September 30, 2009, we sold company-owned restaurants to franchisees that are former employees, including a former executive. We received cash proceeds of $1.1 million and $2.2 million and recognized gains of $0.7 million and $0.6 million from these related party sales during the quarter and three quarters ended September 30, 2009, respectively. In relation to these sales, we may enter into leases or subleases with the franchisees. These leases and subleases are entered into at fair market value.

Note 17.     Commitments and Contingencies

On July 23, 2010, the Company received notice that our former Chief Executive Officer (“CEO”) had elected to arbitrate issues with respect to the settlement of any outstanding obligations related to his departure. We estimated that the arbitration could result in payments to our former CEO ranging from approximately $0.8 million to $3.2 million, and, as of June 30, 2010, we recorded $0.8 million of severance and other restructuring charges related to the resolution of this matter. During the quarter ended September 29, 2010, we recorded an additional $1.5 million of severance and other restructuring charges related to this matter, bringing the total to $2.3 million. On November 2, 2010, we settled all outstanding obligations. See Note 18.

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

Note 18.     Subsequent Events

Credit Facility

On September 30, 2010, our subsidiaries Denny’s, Inc. and Denny’s Realty, LLC, (the “Borrowers”), refinanced our Credit Facility (the “Old Credit Facility”) and entered into a new senior secured credit agreement in an aggregate principal of $300 million (the “New Credit Facility”). The New Credit Facility consists of a $50 million five year senior secured revolver (with a $30 million letter of credit sublimit) and a $250 million six year senior secured term loan.

Interest on the New Credit Facility is payable at per annum rates equal to LIBOR plus 475 basis points with a LIBOR floor of 1.75%. The term loan was issued at 98.5% reflecting an original issue discount. The New Credit Facility includes an accordion feature that would allow the Borrowers to increase the size of the facility by $25 million subject to lender approval. The maturity date for the revolver is September 30, 2015. The maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments equal to approximately 1% per annum with all remaining amounts due on the maturity date. Mandatory prepayments will be required under certain circumstances and we will have the option to make certain prepayments under the New Credit Facility.
Proceeds from the New Credit Facility were used principally to repurchase or redeem the $175 million aggregate principal amount of the 10% Notes, as described below, and to repay the $65 million term loan under the Old Credit Facility. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries.

The New Credit Facility includes certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures. These covenants are substantially similar to those that were contained in the Old Credit Facility.

Tender Offer

On September 9, 2010, we commenced an offer (the “Tender Offer”) to purchase for cash any and all of the outstanding 10% Notes. In conjunction with the Tender Offer, we solicited consents to the adoption of certain amendments to the indenture governing the 10% Notes (the “Indenture”) and to the execution of the “Supplemental Indenture” effecting the amendments.

The “Total Consideration” for each $1,000 principal amount of the 10% Notes validly tendered and not withdrawn on or before September 22, 2010 (the “Consent Date”) and accepted for purchase was $1,002.50, which included a consent payment of $10.00 per $1,000 principal amount of 10% Notes. The “Tender Offer Consideration” for each $1,000 principal amount of the Notes validly tendered after the Consent Date and on or before October 6, 2010 (the “Expiration Time”) and accepted for purchase was $992.50. In addition to the Total Consideration or Tender Offer Consideration payable for the 10% Notes accepted for purchase, Holders received accrued and unpaid interest on their purchased 10% Notes up to, but not including, the date of payment. The Offer expired on October 6, 2010.

As of the Consent Date, $125,266,000 in principal amount of the 10% Notes had been validly tendered and not validly withdrawn. On September 30, 2010, we paid the Total Consideration for each $1,000 principal amount of the 10% Notes validly tendered on or prior to the Consent Date, plus accrued and unpaid interest. At the Expiration Time, an aggregate of $125,279,000 in principal amount of the 10% Notes (71.59% of the original amount of the 10% Notes) had been validly tendered and not validly withdrawn in the Tender Offer. On October 7, 2010, we paid the Tender Offer Consideration for each $1,000 principal amount of the 10% Notes tendered after the Consent Date but before the Expiration Time, plus accrued and unpaid interest.

Redemption of Remaining 10% Notes

On October 1, 2010, we gave a notice of redemption pursuant to the Indenture (as amended by Supplemental Indenture) providing redemption of the aggregate principal amount of the 10% Notes not purchased in the Offer at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. On November 1, 2010 we redeemed the remaining $49,721,000 in principal amount of the 10% Notes.

Settlement of Pending Arbitration

On November 2, 2010, in settlement of a previously disclosed arbitration proceeding between the Company and Nelson Marchioli, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with our former Chief Executive Officer related to his departure from the Company effective June 30, 2010. Pursuant to the terms of the Settlement Agreement Mr. Marchioli will receive (i) a lump sum from the Company in the amount of $2,250,000, (ii) performance-based incentive awards and outstanding stock option awards held by Mr. Marchioli, as of his departure from the Company, generally subject to the terms and conditions set forth in his May 1, 2009 employment agreement, as if Mr. Marchioli’s termination of employment was under circumstances constituting a “Termination without Cause” under the employment agreement, and (iii) any and all of Mr. Marchioli’s previously deferred compensation, together with any accrued interest or earnings valued as of December 31, 2010.  The Settlement Agreement also contains mutual releases between the Company and Mr. Marchioli and confirms his resignation from the Board of Directors of Denny's Corporation effective as of June 30, 2010.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of September 29, 2010 and results of operations for the quarter and three quarters ended September 29, 2010 compared to the quarter and three quarters ended September 30, 2009. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 30, 2009.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 29, 2010		September 30, 2009		September 29, 2010		September 30, 2009
	(Dollars in thousands)
Revenue:
Company restaurant sales	$107,171	76.6%	$116,579	79.8%	$320,255	77.6%	$377,655	80.8%
Franchise and license revenue	32,761	23.4%	29,485	20.2%	92,326	22.4%	89,982	19.2%
Total operating revenue	139,932	100.0%	146,064	100.0%	412,581	100.0%	467,637	100.0%

Costs of company restaurant sales (a):
Product costs	25,405	23.7%	26,924	23.1%	75,597	23.6%	88,513	23.4%
Payroll and benefits	41,533	38.8%	44,712	38.4%	129,072	40.3%	154,623	40.9%
Occupancy	7,097	6.6%	7,808	6.7%	21,406	6.7%	24,908	6.6%
Other operating expenses	17,158	16.0%	18,147	15.6%	49,016	15.3%	56,739	15.0%
Total costs of company restaurant sales	91,193	85.1%	97,591	83.7%	275,091	85.9%	324,783	86.0%

Costs of franchise and license revenue (a)	12,009	36.7%	10,308	35.0%	35,498	38.4%	32,295	35.9%

General and administrative expenses	14,375	10.3%	14,313	9.8%	40,560	9.8%	44,067	9.4%
Depreciation and amortization	7,320	5.2%	7,865	5.4%	21,984	5.3%	24,592	5.3%
Operating (gains), losses and other charges	(1,900)	(1.4%)	(2,648)	(1.8%)	(1,594)	(0.4%)	(6,101)	(1.3%)
Total operating costs and expenses	122,997	87.9%	127,429	87.2%	371,539	90.1%	419,636	89.7%
Operating income	16,935	12.1%	18,635	12.8%	41,042	9.9%	48,001	10.3%
Other expenses:
Interest expense, net	6,394	4.6%	8,117	5.6%	19,306	4.7%	24,847	5.3%
Other nonoperating expense (income), net	188	0.1%	(363)	(0.2%)	746	0.2%	(1,594)	(0.3%)
Total other expenses, net	6,582	4.7%	7,754	5.3%	20,052	4.9%	23,253	5.0%
Net income before income taxes	10,353	7.4%	10,881	7.4%	20,990	5.1%	24,748	5.3%
Provision for income taxes	419	0.3%	848	0.6%	1,010	0.2%	1,072	0.2%
Net income	$9,934	7.1%	$10,033	6.9%	$19,980	4.8%	$23,676	5.1%

Other Data:
Company-owned average unit sales	$462		$450		$1,368		$1,365
Franchise average unit sales	$348		$348		$1,029		$1,067
Company-owned equivalent units (b)	232		259		234		277
Franchise equivalent units (b)	1,348		1,285		1,330		1,266
Same-store sales decrease (company-owned) (c)(d)	(0.7%)		(6.6%)		(4.2%)		(2.9%)
Guest check average (decrease) increase (d)	(2.9%)		0.8%		(1.8%)		1.1%
Guest count increase (decrease) (d)	2.3%		(7.3%)		(2.4%)		(4.0%)
Same-store sales decrease (franchised and licensed units) (c)(d)	(1.2%)		(7.3%)		(4.5%)		(4.5%)
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2010 comparable units.

Quarter Ended September 29, 2010 Compared with Quarter Ended September 30, 2009

Unit Activity

	Quarter Ended
	September 29, 2010	September 30, 2009
Company-owned restaurants, beginning of period	228	263
Units opened	6	—
Units sold to franchisees	(2)	(7)
Units closed	—	—
End of period	232	256

Franchised and licensed restaurants, beginning of period	1,328	1,281
Units opened	55	9
Units purchased from Company	2	7
Units closed	(5)	(8)
End of period	1,380	1,289
Total restaurants, end of period	1,612	1,545

Of the 61 units opened during the quarter ended September 29, 2010, six company-owned units and 42 franchise units represent conversions of restaurants at Pilot Flying J Travel Centers.

Company Restaurant Operations

During the quarter ended September 29, 2010, we incurred a 0.7% decrease in same-store sales, comprised of a 2.9% decrease in guest check average and a 2.3% increase in guest counts. Company restaurant sales decreased $9.4 million, or 8.1%, primarily resulting from a 27 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 85.1% from 83.7%. Product costs increased to 23.7% from 23.1% primarily due to unfavorable shifts in menu mix. Payroll and benefits increased to 38.8% from 38.4% primarily as a result of a higher incentive compensation, partially offset by improved scheduling of restaurant staff and favorable worker's compensation claims development. Occupancy costs decreased slightly to 6.6% from 6.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	September 29, 2010		September 30, 2009
	(Dollars in thousands)
Utilities	$4,926	4.6%	$5,868	5.0%
Repairs and maintenance	1,767	1.6%	2,496	2.1%
Marketing	4,645	4.3%	4,493	3.9%
Legal settlement costs	602	0.6%	19	0.0%
Other direct costs	5,218	4.9%	5,271	4.5%
Other operating expenses	$17,158	16.0%	$18,147	15.6%

Utilities decreased 0.4 percentage points primarily due to the recognition of $0.5 million in losses on natural gas contracts during the prior year quarter. Legal settlement costs increased 0.6 percentage points primarily resulting from unfavorable claims development. Other direct costs increased 0.4 percentage points primarily as a result of expenses related to new store openings.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	September 29, 2010		September 30, 2009
	(Dollars in thousands)
Royalties	$18,670	57.0%	$17,805	60.4%
Initial and other fees	2,760	8.4%	665	2.2%
Occupancy revenue	11,331	34.6%	11,015	37.4%
Franchise and license revenue	$32,761	100.0%	$29,485	100.0%

Occupancy costs	8,743	26.7%	8,633	29.3%
Other direct costs	3,266	10.0%	1,675	5.7%
Costs of franchise and license revenue	$12,009	36.7%	$10,308	35.0%

Royalties increased by $0.9 million, or 4.9% primarily resulting from a 63 equivalent unit increase in franchised and licensed units, partially offset by the effects of a 1.2% decrease in same-store sales. The increase in equivalent units resulted primarily from the sale of company-owned restaurants to franchisees. Initial fees increased by $2.1 million, or 315.0%, as a greater number of restaurants were opened by franchisees during the current year quarter. The increase in occupancy revenue of $0.3 million, or 2.9%, is primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue increased by $1.7 million, or 16.5%. Occupancy costs increased $0.1 million, or 1.3%. Other direct costs increased by $1.6 million, or 95.0%, primarily as a result of expenses associated with Pilot Flying J restaurant openings. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 36.7% for the quarter ended September 29, 2010 from 35.0% for the quarter ended September 30, 2009.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Share-based compensation	$761	$1,197
Other general and administrative expenses	13,614	13,116
Total general and administrative expenses	$14,375	$14,313

The $0.4 million decrease in share-based compensation expense is primarily due to the departure of certain employees during the fourth quarter of 2009 and the first half of 2010 and the adoption of lower cost share-based compensation plans during recent years. The $0.5 million increase in other general and administrative expenses results primarily from executive hiring costs incurred during the quarter.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Depreciation of property and equipment	$5,384	$5,872
Amortization of capital lease assets	710	659
Amortization of intangible assets	1,226	1,334
Total depreciation and amortization expense	$7,320	$7,865

The overall decrease in depreciation and amortization expense is due to the sale of company-owned restaurants to franchisees during fiscal 2009 and 2010.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Gains on sales of assets and other, net	$(3,757)	$(3,127)
Restructuring charges and exit costs	1,778	479
Impairment charges	79	—
Operating (gains), losses and other charges, net	$(1,900)	$(2,648)

During the quarter ended September 29, 2010, we recognized $0.1 million of gains on the sale of two restaurant operations to two franchisees for net proceeds of $0.8 million. In addition, during the quarter ended September 29, 2010, we recognized $3.6 million of gains on real estate sold to franchisees. During the quarter ended September 30, 2009, we recognized $0.6 million of gains on the sale of seven restaurant operations to four franchisees for net proceeds of $2.1 million. The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Exit costs	$(45)	$376
Severance and other restructuring charges	1,823	103
Total restructuring and exit costs	$1,778	$479

Severance and other restructuring charges for the quarter ended September 29, 2010 includes $1.5 million related to the departure of the Company's former Chief Executive Officer (see Part II Item 1. Legal Proceedings).

Impairment charges for the quarter ended September 29, 2010 relate to restaurants identified as held for sale during the quarter.

Operating income was $16.9 million for the quarter ended September 29, 2010 compared with $18.6 million for the quarter ended September 30, 2009.

Interest expense, net was comprised of the following:

	Quarter Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Interest on senior notes	$4,363	$4,363
Interest on credit facilities	402	2,051
Interest on capital lease liabilities	964	960
Letters of credit and other fees	397	425
Interest income	(345)	(464)
Total cash interest	5,781	7,335
Amortization of deferred financing costs	254	269
Interest accretion on other liabilities	359	513
Total interest expense, net	$6,394	$8,117

The decrease in interest expense resulted from a decrease in interest rates and the repayment of term loan debt during the three quarters ended September 29, 2010 and fiscal 2009, of $15.0 million and $46.7 million, respectively. Subsequent to the end of the quarter, we refinanced the 10% Notes and our Credit Facility.  See "Liquidity and Capital Resources".

Other nonoperating expense (income), net was $0.2 million of expense for the quarter ended September 29, 2010 compared with other nonoperating income of $0.4 million for the quarter ended September 30, 2009.

The provision for income taxes was $0.4 million for the quarter ended September 29, 2010 compared to $0.8 million for the quarter ended September 30, 2009. The provision for income taxes for the third quarters of 2010 and 2009 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

Net income was $9.9 million for the quarter ended September 29, 2010 compared with $10.0 million for the quarter ended September 30, 2009 due to the factors noted above.

Three Quarters Ended September 29, 2010 Compared with Three Quarters Ended September 30, 2009

Unit Activity

	Three Quarters Ended
	September 29, 2010	September 30, 2009
Company-owned restaurants, beginning of period	233	315
Units opened	10	1
Units sold to franchisees	(11)	(59)
Units closed	—	(1)
End of period	232	256

Franchised and licensed restaurants, beginning of period	1,318	1,226
Units opened	68	29
Units purchased from Company	11	59
Units closed	(17)	(25)
End of period	1,380	1,289
Total restaurants, end of period	1,612	1,545

Of the 78 units opened during the three quarters ended September 29, 2010, ten company-owned and 43 franchise units represent conversions of restaurants at Pilot Flying J Travel Centers.

Company Restaurant Operations

During the three quarters ended September 29, 2010, we realized a 4.2% decrease in same-store sales, comprised of a 1.8% decrease in guest check average and a 2.4% decrease in guest counts. Company restaurant sales decreased $57.4 million, or 15.2%, primarily resulting from a 43 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.9% from 86.0%. Product costs increased to 23.6% from 23.4% due to unfavorable shifts in menu mix. Payroll and benefits decreased to 40.3% from 40.9% primarily as a result of a decrease in incentive compensation. Occupancy costs increased slightly to 6.7% from 6.6%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Three Quarters Ended
	September 29, 2010		September 30, 2009
	(Dollars in thousands)
Utilities	$13,968	4.4%	$18,302	4.8%
Repairs and maintenance	5,711	1.8%	7,593	2.0%
Marketing	13,469	4.2%	14,087	3.7%
Legal settlement costs	802	0.3%	374	0.1%
Other direct costs	15,066	4.7%	16,383	4.3%
Other operating expenses	$49,016	15.3%	$56,739	15.0%

Utilities decreased 0.4 percentage points primarily due to the recognition of $1.5 million in losses on natural gas contracts during the prior year. Other direct costs increased 0.4 percentage points primarily as a result of expenses related to new store openings and charges for excess promotional materials.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Three Quarters Ended
	September 29, 2010		September 30, 2009
	(Dollars in thousands)
Royalties	$54,488	59.0%	$53,690	59.7%
Initial fees	3,872	4.2%	3,571	4.0%
Occupancy revenue	33,966	36.8%	32,721	36.3%
Franchise and license revenue	$92,326	100.0%	$89,982	100.0%

Occupancy costs	26,062	28.2%	25,241	28.1%
Other direct costs	9,436	10.2%	7,054	7.8%
Costs of franchise and license revenue	$35,498	38.4%	$32,295	35.9%

Royalties increased by $0.8 million, or 1.5% primarily resulting from a 64 equivalent-unit increase in franchised and licensed units, partially offset by the effects of a 4.5% decrease in same-store sales. The increase in equivalent-units resulted primarily from the sale of company-owned restaurants to franchisees. Initial fees increased by $0.3 million, or 8.4%. The increase in initial fees resulted from the greater number of restaurants opened by franchisees, partially offset by the fewer number of restaurants sold to franchisees during the current year period. The increase in occupancy revenue of $1.2 million, or 3.8%, is also primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue increased by $3.2 million, or 9.9%. The increase in occupancy costs of $0.8 million, or 3.3%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $2.4 million, or 33.8%, primarily as a result of expenses associated with Pilot Flying J restaurant openings. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 38.4% for the three quarters ended September 29, 2010 from 35.9% for the three quarters ended September 30, 2009.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Three Quarters Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Share-based compensation	$2,010	$3,899
General and administrative expenses	38,550	40,168
Total general and administrative expenses	$40,560	$44,067

The $1.9 million decrease in share-based compensation expense is primarily due to the departure of certain employees during the fourth quarter of 2009 and the first half of 2010 and the adoption of lower cost share-based compensation plans during recent years. The $1.6 million decrease in other general and administrative expenses is primarily the result of a $4.6 million decrease in incentive and deferred compensation, partially offset by a $2.0 million increase in costs related to our recent proxy contest.

Depreciation and amortization is comprised of the following:

	Three Quarters Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Depreciation of property and equipment	$16,180	$18,477
Amortization of capital lease assets	2,055	2,054
Amortization of intangible assets	3,749	4,061
Total depreciation and amortization expense	$21,984	$24,592

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2009 and 2010.

Operating (gains), losses and other charges, net are comprised of the following:

	Three Quarters Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Gains on sales of assets and other, net	$(5,233)	$(7,159)
Restructuring charges and exit costs	3,560	235
Impairment charges	79	823
Operating (gains), losses and other charges, net	$(1,594)	$(6,101)

During the three quarters ended September 29, 2010, we recognized $1.4 million of gains on the sale of 11 restaurant operations to six franchisees for net proceeds of $3.8 million (which included a note receivable of $0.2 million). In addition, during the three quarters ended September 29, 2010, we recognized $3.6 million of gains on real estate sold to franchisees. During the three quarters ended September 30, 2009, we recognized $3.4 million of gains on the sale of 59 restaurant operations to 14 franchisees for net proceeds of $13.9 million (which included notes receivable of $1.5 million). The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

 Restructuring charges and exit costs were comprised of the following:

	Three Quarters Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Exit costs	$818	$(369)
Severance and other restructuring charges	2,742	604
Total restructuring and exit costs	$3,560	$235

Severance and other restructuring charges for the three quarters ended September 29, 2010 includes $2.3 million related to the departure of the Company's former Chief Executive Officer (see Part II Item 1. Legal Proceedings).

Impairment charges for the three quarters ended September 29, 2010 and September 30, 2009 generally relate to underperforming restaurants as well as restaurants and real estate identified as held for sale during the period.

Operating income was $41.0 million for the three quarters ended September 29, 2010 and $48.0 million for the three quarters ended September 30, 2009.

Interest expense, net is comprised of the following:

	Three Quarters Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Interest on senior notes	$13,089	$13,089
Interest on credit facilities	1,329	6,350
Interest on capital lease liabilities	2,943	2,855
Letters of credit and other fees	1,173	1,284
Interest income	(1,183)	(1,294)
Total cash interest	17,351	22,284
Amortization of deferred financing costs	771	811
Interest accretion on other liabilities	1,184	1,752
Total interest expense, net	$19,306	$24,847

The decrease in interest expense resulted from a decrease in interest rates and the repayment of term loan debt during the three quarters ended September 29, 2010 and fiscal 2009, of $15.0 million and $46.7 million, respectively. Subsequent to the end of the quarter, we refinanced the 10% Notes and our Credit Facility.  See "Liquidity and Capital Resources".

Other nonoperating expense (income), net was $0.7 million of expense for the three quarters ended September 29, 2010 compared with other nonoperating income of $1.6 million for the three quarters ended September 30, 2009. The decrease is primarily related to interest rate swap and natural gas hedge activity during the prior year period.

The provision for income taxes was $1.0 million for the three quarters ended September 29, 2010 compared to $1.1 million for the three quarters ended September 30, 2009. The provision for income taxes for the first three quarters of 2010 and 2009 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our NOL's generated in previous periods.

Net income was $20.0 million for the three quarters ended September 29, 2010 compared with $23.7 million for the three quarters ended September 30, 2009 due to the factors noted above.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Net cash provided by operating activities	$31,593	$27,400
Net cash (used in) provided by investing activities	(134)	8,246
Net cash used in financing activities	(17,346)	(26,802)
Net increase in cash and cash equivalents	$14,113	$8,844

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

Net cash flows used in investing activities were $0.1 million for the three quarters ended September 29, 2010. These cash flows include capital expenditures of $15.4 million, of which $2.2 million was financed through capital leases. These expenditures were partially offset by $9.9 million in proceeds from asset sales and collections of notes receivable of $3.2 million. Our principal capital requirements have been largely associated with the maintenance of our existing company-owned restaurants and facilities, new construction, remodeling, information technology and our strategic initiatives, as follows:

	Three Quarters Ended
	September 29, 2010	September 30, 2009
	(In thousands)
Facilities	$3,932	$4,745
New construction	6,806	3,782
Remodeling	1,187	1,563
Information technology	622	199
Strategic initiatives	6	994
Other	649	1,201
Capital expenditures	$13,202	$12,484

The increase in new construction is primarily the result of the conversion of restaurants at Pilot Flying J Travel Centers. We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments.

Cash flows used in financing activities were $17.3 million for the three quarters ended September 29, 2010, which included $14.6 million of term loan prepayments and $0.4 million of scheduled term loan payments.

Our Credit Facility consisted of a $50 million revolving credit facility (including up to $10 million for a revolving letter of credit facility for short term needs), a $65 million term loan and an additional $30 million letter of credit facility for longer term needs. At September 29, 2010, we had outstanding letters of credit of $25.1 million under our letter of credit facility. There were no outstanding letters of credit under our revolving letter of credit facility and no revolving loans outstanding at September 29, 2010. These balances resulted in availability of $4.9 million under our letter of credit facility and $50.0 million under the revolving facility.

The revolving facility was scheduled to mature on December 15, 2011. The term loan and the $30 million letter of credit facility were scheduled to mature on March 31, 2012. The term loan amortized in equal quarterly installments at a rate equal to 1% per annum with all remaining amounts due on the maturity date. The revolving facility was available for working capital, capital expenditures and other general corporate purposes. We were required to make mandatory prepayments under certain circumstances (such as required payments related to asset sales) typical for this type of credit facility and could have made certain optional prepayments under the Credit Facility.

The Credit Facility was guaranteed by Denny's and its other subsidiaries and was secured by substantially all of the assets of Denny's and its subsidiaries. In addition, the Credit Facility was secured by first-priority mortgages on approximately 100 company-owned real estate assets. The Credit Facility contained certain financial covenants (i.e., maximum total debt to EBITDA (as defined under the Credit Facility) ratio requirements, maximum senior secured debt to EBITDA ratio requirements, minimum fixed charge coverage ratio requirements and limitations on capital expenditures), negative covenants, conditions precedent, material adverse change provisions, events of default and other terms, conditions and provisions customarily found in credit agreements for facilities and transactions of this type. We were in compliance with the terms of the Credit Facility as of September 29, 2010.

Refinancing of Credit Facility and Tender Offer

On September 30, 2010, our subsidiaries Denny’s, Inc. and Denny’s Realty, LLC, (the “Borrowers”), refinanced our Credit Facility (the “Old Credit Facility”) and entered into a new senior secured credit agreement in an aggregate principal of $300 million (the “New Credit Facility”). The New Credit Facility consists of a $50 million five year senior secured revolver (with a $30 million letter of credit sublimit) and a $250 million six year senior secured term loan.

Interest on the New Credit Facility is payable at per annum rates equal to LIBOR plus 475 basis points with a LIBOR floor of 1.75%. The term loan was issued at 98.5% reflecting an original issue discount. The New Credit Facility includes an accordion feature that would allow the Borrowers to increase the size of the facility by $25 million subject to lender approval. The maturity date for the revolver is September 30, 2015. The maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments equal to approximately 1% per annum with all remaining amounts due on the maturity date. Mandatory prepayments will be required under certain circumstances and we will have the option to make certain prepayments under the New Credit Facility.

Proceeds from the New Credit Facility were used principally to repurchase or redeem the $175 million aggregate principal amount of the 10% Notes and to repay the $65 million term loan under the Old Credit Facility. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries.

The New Credit Facility includes certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures. These covenants are substantially similar to those that were contained in the Old Credit Facility.

On September 9, 2010, we commenced an offer (the “Tender Offer”) to purchase for cash any and all of the outstanding 10% Notes. In conjunction with the Tender Offer, we solicited consents to the adoption of certain amendments to the indenture governing the 10% Notes (the “Indenture”) and to the execution of the “Supplemental Indenture” effecting the amendments.

The “Total Consideration” for each $1,000 principal amount of the 10% Notes validly tendered and not withdrawn on or before September 22, 2010 (the “Consent Date”) and accepted for purchase was $1,002.50, which included a consent payment of $10.00 per $1,000 principal amount of 10% Notes. The “Tender Offer Consideration” for each $1,000 principal amount of the Notes validly tendered after the Consent Date and on or before October 6, 2010 (the “Expiration Time”) and accepted for purchase was $992.50. In addition to the Total Consideration or Tender Offer Consideration payable for the 10% Notes accepted for purchase, Holders received accrued and unpaid interest on their purchased 10% Notes up to, but not including, the date of payment. The Offer expired on October 6, 2010.

As of the Consent Date, $125,266,000 in principal amount of the 10% Notes had been validly tendered and not validly withdrawn. On September 30, 2010, we paid the Total Consideration for each $1,000 principal amount of the 10% Notes validly tendered on or prior to the Consent Date, plus accrued and unpaid interest. At the Expiration Time, an aggregate of $125,279,000 in principal amount of the 10% Notes (71.59% of the original amount of the 10% Notes) had been validly tendered and not validly withdrawn in the Tender Offer. On October 7, 2010, we paid the Tender Offer Consideration for each $1,000 principal amount of the 10% Notes tendered after the Consent Date but before the Expiration Time, plus accrued and unpaid interest.

On October 1, 2010, we gave a notice of redemption pursuant to the Indenture (as amended by Supplemental Indenture) providing redemption of the aggregate principal amount of the 10% Notes not purchased in the Offer at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. On November 1, 2010 we redeemed the remaining $49,721,000 in principal amount of the 10% Notes.

Our working capital deficit was $10.7 million at September 29, 2010 compared with $33.8 million at December 30, 2009. The decrease in working capital deficit resulted primarily from the sale of company-owned restaurants to franchisees during 2009 and 2010, a $6.5 million increase in assets held for sale and an overall increase in cash resulting from the timing of the debt refinancing. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, at September 29, 2010, borrowings under the term loan and revolving credit facility bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum for the term loan and letter of credit facility and 250 basis points per annum for the revolving credit facility.

Based on the levels of borrowings under the Credit Facility at September 29, 2010, if interest rates changed by 100 basis points, our annual cash flow and income before income taxes would change by approximately $0.7 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the Credit Facility at September 29, 2010. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The estimated fair value of our fixed rate long-term debt (excluding capital lease obligations and revolving credit facility advances) was approximately $175.6 million, compared with a book value of $175.2 million at September 29, 2010. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Specifically, the difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheet at September 29, 2010 relates primarily to market quotations for our 10% Notes, which we subsequently repurchased and redeemed as described elsewhere in this report.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On July 23, 2010, the Company received notice that our former Chief Executive Officer (“CEO”) had elected to arbitrate issues with respect to the settlement of any outstanding obligations related to his departure. We estimated that the arbitration could result in payments to our former CEO ranging from approximately $0.8 million to $3.2 million, and, as of June 30, 2010, we recorded $0.8 million of severance and other restructuring charges related to the resolution of this matter. During the quarter ended September 29, 2010, we recorded an additional $1.5 million of severance and other restructuring charges related to this matter, bringing the total to $2.3 million. On November 2, 2010, we settled all outstanding obligations (see Item 5. Other Information).

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

Item 5.     Other Information

Redemption of 10% Notes

On November, 1, 2010, Denny's Holdings, Inc. redeemed all the $49,721,000 in principal amount of the 10% Notes that remained outstanding following completion of the Tender Offer for the 10% Notes described elsewhere in this report, at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, in accordance with the Indenture (as amended by the Supplemental Indenture) governing the 10% Senior Notes due 2012, among Denny's Holdings, Inc., as issuer, Denny's Corporation, as guarantor, and U.S. Bank National Association, as trustee, and the October 1, 2010 notice of redemption thereunder. As a result, the Indenture (as amended by the Supplemental Indenture) was discharged and generally ceased to be of further effect.

Settlement of Pending Arbitration

On November 2, 2010, in settlement of a previously disclosed arbitration proceeding between the Company and Nelson Marchioli, the Company entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with its former Chief Executive Officer related to his departure from the Company effective June 30, 2010. Pursuant to the terms of the Settlement Agreement Mr. Marchioli will receive (i) a lump sum from the Company in the amount of $2,250,000, (ii) performance-based incentive awards and outstanding stock option awards held by Mr. Marchioli, as of his departure from the Company, generally subject to the terms and conditions set forth in his May 1, 2009 employment agreement, as if Mr. Marchioli’s termination of employment was under circumstances constituting a “Termination without Cause” under the employment agreement, and (iii) any and all of Mr. Marchioli’s previously deferred compensation, together with any accrued interest or earnings valued as of December 31, 2010.  The Settlement Agreement also contains mutual releases between the Company and Mr. Marchioli and confirms his resignation from the Board of Directors of Denny's Corporation effective as of June 30, 2010.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Supplemental Indenture dated as of September 9, 2010 to 10% Senior Notes due 2012 Indenture dated as of October 5, 2004 between Denny's Holdings, Inc., as Issuer, Denny's Corporation, as Guarantor, and U.S. Bank National Association, as Trustee.

10.2	Second Amended and Restated Credit Agreement dated as of September 30, 2010 among Denny's, Inc. and Denny's Realty, LLC, as Borrowers, Denny's Corporation, Denny's Holdings, Inc., and DFO, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer, certain other lenders and Wells Fargo Bank, N.A., as Syndication Agent.

10.3	Second Amended and Restated Guarantee and Collateral Agreement dated as of September 30, 2010, among Denny's, Inc., Denny's Realty, LLC, Denny's Corporation, Denny's Holdings, Inc., DFO, LLC, and Bank of America, N.A., as Administrative Agent.

10.4	Employment Offer Letter dated July 19, 2010 between Denny’s Corporation and Frances L. Allen.

10.5	Employment Offer Letter dated August 20, 2010 between Denny’s Corporation and Robert Rodriguez.

31.1	Certification of Debra Smithart-Oglesby, Interim Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date: November 3, 2010	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: November 3, 2010	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller