Form 10-K
period 2010-12-29
DENNYS CORP
filed 2011-03-11
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2010

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

Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $218.1 million as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $2.60 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

As of March 1, 2011, 99,168,293 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s) is one of America’s largest family-style restaurant chains. Denny’s, through its wholly owned subsidiary, Denny’s, Inc., owns and operates the Denny’s restaurant brand. At December 29, 2010, the Denny’s brand consisted of 1,658 restaurants, 1,426 (86%) of which were franchised/licensed restaurants and 232 (14%) of which were company-owned and operated.

Open 24/7 in most locations, Denny’s restaurants have been providing their guests with quality food, good value and friendly service in a pleasant dining atmosphere for over 50 years. Denny’s is best known for its breakfast fare served around the clock. The Original Grand Slam®, introduced in 1977, remains one of our most popular menu items. Denny’s has increased its popularity as a lunch and dinner destination by offering something for everyone in a “come as you are” atmosphere including cravable burgers, sandwiches, salads and entrees. In addition to these products with our "always open" appeal, sharable appetizers and desserts cater to the late-night crowd.

References to "Denny's," the "Company," "we," "us," and "our" in this Form 10-K are references to Denny's Corporation and its subsidiaries.

Significant Developments

Leadership Team

Fiscal 2010 was a year of transition for our leadership team. During the year we hired Frances Allen as our Chief Marketing Officer and Robert Rodriguez as our Chief Operating Officer. Effective February 1, 2011, subsequent to fiscal 2010, John Miller joined Denny's as our President and Chief Executive Officer. Together with Mark Wolfinger, our Chief Financial Officer and Chief Administrative Officer, these positions comprise our executive leadership team.

Debt Refinancing

During the fourth quarter of 2010, we refinanced our then existing credit facility (the “Old Credit Facility”) and entered into an amended and restated senior secured credit agreement in an aggregate principal of $300 million (the “New Credit Facility”). The New Credit Facility consists of a $50 million five year senior secured revolver (with a $30 million letter of credit sublimit) and a $250 million six year senior secured term loan.

Proceeds from the New Credit Facility were used principally to repurchase or redeem the then outstanding $175 million aggregate principal amount of our 10% Senior Notes due 2012 (the "10% Notes") and to repay the $65 million term loan under the Old Credit Facility.

On March 1, 2011, subsequent to fiscal year 2010, we completed a re-pricing of the New Credit Facility to reduce the interest rates under the facility. Interest on the New Credit Facility, as amended, is payable at per annum rates equal to LIBOR plus 375 basis points, with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver, compared with an interest rate of LIBOR plus 475 basis points and a LIBOR floor of 1.75% for both the revolver and the term loan prior to the re-pricing.

Share Repurchase

The New Credit Facility permits the payment of cash dividends and/or the purchase of Denny’s stock subject to certain limitations. In November 2010, the Board of Directors approved a share repurchase program authorizing us to repurchase up to 3.0 million shares of our Common Stock. Under the program, we may, from time to time, purchase shares through December 31, 2011 in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of December 29, 2010, we had repurchased 1,036,800 shares of Common Stock for approximately $3.9 million under the share repurchase program.

For more information see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends and Share Repurchases."

Business Strategy

During 2010, we focused on the following initiatives, which we believe are important steps to making the Denny’s brand the leading family-style restaurant in the nation:

Traditional Development

We continued our Franchise Growth Initiative ("FGI") to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees.  As of December 29, 2010, the total number of company restaurants sold since our FGI program began in early 2007 is 314. Fulfilling the unit growth expectations of this program, certain franchisees that purchased company restaurants during the year also signed development agreements to build additional new franchise restaurants. In addition to franchise development agreements signed under our FGI, we have been negotiating development agreements outside of our FGI program under our Market Growth Incentive Plan ("MGIP"). Over the last 30 months we have signed development agreements for 204 new restaurants under our FGI and MGIP programs, 87 of which have opened. The majority of the units in the pipeline are expected to open over the next five years. While the majority of the units scheduled under MGIP agreements are on track, from time to time some of our franchisees' ability to grow and meet their development commitments is hampered by the economy and the difficult lending environment.

Non-Traditional Development

During 2010, Denny's was selected as the full-service restaurant operator of choice for Pilot Travel Centers LLC (“Pilot”). Also, during the year, Pilot merged with Flying J Travel Centers (“Flying J”). Now named Pilot Flying J, the company is North America’s largest retail operator of travel centers. We began converting former Flying J restaurant operations in July 2010 and as of December 29, 2010 had converted 100 sites, 21 of which operate as company restaurants and 79 of which operate as franchise restaurants. We plan to convert up to a total of 125 Flying J full-service restaurants to Denny’s. We also expect to open up to an additional 50 Denny's restaurants in existing and proposed Pilot Travel Centers over the next several years.

Additionally during 2010, we expanded the Denny’s brand to include university campus and fast-casual locations. We opened six franchised locations on university campuses during 2010, which operate under either the Denny’s Fresh Express® or Denny’s AllNighter® names. We expect to open an additional ten university locations in 2011. Two company-operated fast-casual Denny’s Cafe locations were opened as test sites during 2010. We expect to open two additional fast-casual Denny's Cafe test sites in 2011.

International Development

We opened one franchised location in Honduras during 2010 and expect to open several international locations during 2011. We believe that there is a significant opportunity for development of the Denny's brand in several international growth markets.

Ongoing Transition to a Franchise Focused Business Model

As a result of the development efforts described above, over the past five years we have transitioned from a portfolio mix of 66% franchised and 34% company-operated to a portfolio mix of 86% franchised and 14% company-operated. Our targeted portfolio mix is 90% franchised and 10% company-operated. We anticipate achieving this goal through a combination of new franchise unit growth and the sale of restaurants to franchisees over the next couple of years. We expect that the future growth of the brand will come primarily from the development of franchise restaurants. The following table summarizes the changes in the number of company-owned and franchised and licensed restaurants during the past five years:

	2010	2009	2008	2007	2006
Company-owned restaurants, beginning of period	233	315	394	521	543
Units opened	24	1	3	5	3
Units relocated	1	—	—	—	—
Units acquired from franchisees	—	—	—	1	1
Units sold to franchisees	(24)	(81)	(79)	(130)	—
Units closed (including units relocated)	(2)	(2)	(3)	(3)	(26)
End of period	232	233	315	394	521

Franchised and licensed restaurants, beginning of period	1,318	1,226	1,152	1,024	1,035
Units opened	112	39	31	18	17
Units relocated	4	3	1	4	1
Units acquired by Company	—	—	—	(1)	(1)
Units purchased from Company	24	81	79	130	—
Units closed (including units relocated)	(32)	(31)	(37)	(23)	(28)
End of period	1,426	1,318	1,226	1,152	1,024
Total restaurants, end of period	1,658	1,551	1,541	1,546	1,545

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 29, 2010:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	93	35.0%	93	6.5%
Two to five	111	41.7%	325	22.8%
Six to ten	31	11.7%	224	15.7%
Eleven to fifteen	11	4.1%	143	10.0%
Sixteen to thirty	12	4.5%	269	18.9%
Thirty-one and over	8	3.0%	372	26.1%
Total	266	100.0%	1,426	100.0%

Value Menu
Responding to the economic downturn and cost-conscious consumers, during 2010, Denny’s introduced a $2-$4-$6-$8 Value Menu that crosses all dayparts. We balance this focus on value by offering innovative limited time products. Together, these items have proven to be an effective sales and traffic driver.

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

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. We seek to ensure that our company-owned restaurants meet our high standards through a network of regional Directors of Company Operations, Company Regional Managers, Company District Managers and restaurant level managers, all of whom spend the majority of their time in the restaurants. A network of Regional Directors of Franchise Operations and Franchise Business Leaders oversee our franchised restaurants to ensure compliance with brand standards, promote operational excellence and provide general support to our franchisees.

A principal feature of Denny’s restaurant operations is the consistent focus on improving operations at the unit level. Unit managers are hands-on and versatile in their supervisory activities. Many of our restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

Denny’s maintains professional training programs for hourly associates and restaurant managers.  Hourly associate training programs are position specific and focus on skills and tasks necessary to successfully fulfill the responsibilities assigned to them while continually enhancing guest satisfaction. Denny's Manager In Training (“MIT”) program is conducted at Designated Training Restaurants. The MIT program is required for all company new hires and internal promotes, and is available for use by Denny's franchisees to train their managers to Denny's standards. The mission of the MIT program is to provide managers with the knowledge and leadership skills needed to successfully run a Denny's restaurant.

Franchising and Development

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full service brands. The initial fee for a single twenty-year Denny’s franchise agreement is $40,000 and the royalty payment is up to 4% of gross sales. Additionally, our franchisees are required to contribute up to 4% of gross sales for advertising and may make additional advertising contributions as part of a local marketing co-operative.

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

Research and Innovation

Denny’s is a consumer-driven brand with particular focus on hospitality, menu choices, marketing strategy, and overall guest experience. We rely on consumer insights obtained through secondary and primary qualitative and quantitative studies. These insights form the strategic foundation for menu architecture, pricing, promotion and advertising. The added-value of these insights and strategic understandings also assist our Restaurant Operations and Information Technology staffs in the evaluation and development of new restaurant processes and upgraded restaurant equipment that may enhance our speed of service, food quality and order accuracy.

Through this consumer-focused effort, we are successfully innovating our brand and concept, striving for continued relevance and brand differentiation. This allows us the opportunity to protect margins, gain market share and efficiently maximize our research investment.

Marketing and Advertising

Denny’s marketing team employs integrated marketing and advertising strategies that promote the Denny’s brand. Communications strategy, media, advertising, menu management, product innovation and development, consumer insights, public relations, field marketing and national promotions all fall under the marketing umbrella.

Our marketing campaigns, including broadcast advertising, focus on amplifying Denny's brand strengths with what consumers want – it’s about choice with made-to-order variety and an emphasis on breakfast at an affordable value offered all day, every day. On a national level and through recently formed local co-operatives, the campaigns reach their consumer targets through network, cable and local television, radio, online, digital, social, outdoor and print.

Product Development

Denny’s Product Development team works closely with consumer insights to create menu choices that are relevant to our consumers and align with current menu trends. Input and ideas from our franchisees, vendors and operators can also be integrated into this process. Before a new menu item can be brought to fruition, it is rigorously tested by standards of culinary discipline, food science and technology, nutritional analysis and operational execution. This testing process ensures that new menu items are not only appealing and marketable, but can be prepared and delivered with excellence in our restaurants.

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

While nearly all products are contracted for by our purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company, or MBM, under a long-term distribution contract. MBM distributes restaurant products and supplies to the Denny’s system from nearly 230 vendors, representing approximately 89% of our restaurant product and supply purchases. We believe that satisfactory sources of supply are generally available for all the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

Brand Protection & Quality

Denny’s will only serve our guests food that is safe, wholesome and that meets our quality standards. Our systems, from the supply chain through our restaurants, are based on Hazard Analysis and Critical Control Points (HACCP), whereby we prevent, eliminate, or reduce hazards to a safe level to protect the health of the employees and guests. To ensure this basic expectation to our guests, Denny’s also has risk-based systems in place to validate only approved vendors and distributors which meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurants employees follow regulatory requirements (federal, state & local), industry “best practices” and Denny’s Brand Standards.

We use multiple approaches including third party unannounced restaurant inspections (utilizing Denny’s Brand Protection Reviews), health department reviews, and employee/manager training in their respective roles. If operational brand standard expectations are not met, a remediation process is immediately initiated. Our HACCP system uses nationally recognized food safety training courses and American National Standards Institute accredited certification programs.

All Denny’s restaurants are required to have a person certified in food protection on duty for all hours of operation. Our Food Safety/HACCP program has been recognized nationally by regulatory departments, industry, and our peers as one of the best. We have established a strong food safety culture within Denny’s. We continue to be leading edge advocates for the advancement of food safety within the industry’s organizations such as National Council of Chain Restaurants (NCCR), National Restaurant Association (NRA) and Quality Assurance Executive Study Groups.

Seasonality

Restaurant sales are generally higher in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

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

Competition

The restaurant industry is highly competitive. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety, and perceived value of their food offerings; the quality and speed of their guest service; and the convenience and attractiveness of their facilities.

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

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, the political environment (including acts of war and terrorism), changes in customer travel patterns, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants, unfavorable trends affecting restaurant operations, such as rising wage rates, healthcare costs, utilities expenses and unfavorable weather. See "Risk Factors" for additional information.

Government Regulations

We and our franchisees are subject to local, state and federal laws and regulations governing various aspects of the restaurant business.

The operation of our franchise system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. We believe we are in material compliance with applicable laws and regulations, but we cannot predict the effect on operations of the enactment of additional regulations in the future.

We are also subject to federal and state laws, including the Fair Labor Standards Act, governing matters such as minimum wage, tip reporting, overtime, exempt status classification and other working conditions. A substantial number of our employees are paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces wages deemed to be paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we will be successful in these efforts in the future.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s:

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History
Frances L. Allen	48
Executive Vice President and Chief Marketing Officer of Denny's (July, 2010-present); Chief Marketing Officer of Dunkin' Donuts, USA (2007-2009); Vice President, Marketing of Sony Ericsson Mobile Communication (2004-2007).

John C. Miller	55
Chief Executive Officer and President of Denny’s (February, 2011-present); Chief Executive Officer and President of Taco Bueno Restaurants, Inc. (an operator and franchisor of quick service Mexican eateries) (2005 - February, 2011);  President of Romano's Macaroni Grill (1997-2004).

Robert Rodriguez	58
Executive Vice President and Chief Operating Officer of Denny's (September, 2010-present); President and Chief Operating Officer of Pick Up Stix (a multi-divisional franchise company in the Asian quick casual segment) (2008-2010); President of Dunkin' Donuts (2004-2008).

F. Mark Wolfinger	55
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

Employees

At December 29, 2010, we had approximately 11,500 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one general manager, two or three restaurant managers and approximately 45 hourly employees. In addition, we employ two Divisional Vice Presidents, Company Directors of Operations, Franchise Regional Directors of Operations, Company Regional Managers, Company District Managers and Franchise Business Leaders. The Directors of Operations', Regional Managers’, District Managers’ and Business Leaders’ duties include regular restaurant visits and inspections, which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy.

Available Information

We make available free of charge through our website at www.dennys.com (in the Investor Relations—SEC Filings section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission ("SEC"), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Item 1A.     Risk Factors

We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause actual results to differ materially from our historical results and from projections in forward-looking statements contained in this Form 10-K, in our other filings with the SEC, in our news releases and in public statements made orally by our representatives.

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

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, the food service industry in general, and our results of operations and financial condition in particular, may also be adversely affected by unfavorable trends or developments such as:

•	inflation;
•	increased food costs;
•	increased energy costs;
•	labor and employee benefits costs (including increases in minimum hourly wage and employment tax rates and health care and workers’ compensation cost);
•	regional weather conditions; and
•	the availability of experienced management and hourly employees.

A comprehensive U.S. health care reform law was enacted in 2010. We are evaluating the impact the new law will have on us and our employees. Although we cannot predict with certainty the financial and operational impacts the new law will have on us and our franchisees, we expect that our expenses will increase over the long term as a result of the law, particularly in 2014, and any such increases could be large enough to materially impact our results of operations.

A decline in general economic conditions could adversely affect our financial results.

Consumer spending habits, including discretionary spending on dining out at restaurants such as ours, are affected by many factors, including:

•	prevailing economic conditions;
•	energy costs, especially gasoline prices;
•	levels of employment;
•	salaries and wage rates;
•	consumer confidence; and
•	consumer perception of economic conditions.

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

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties and contributions to advertising and, in some cases, lease payments from our franchisees. We prescribe to our franchisees operational standards, guidelines and strategic plans; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire chain of restaurants and for taking a longer term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might sometimes conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Denny’s restaurants.  If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even bankruptcy.  If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalties and lease income.

For 2010, our ten largest franchisees accounted for approximately 33% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 256 franchisees. Although the loss of revenues from the closure of any one franchise restaurant may not be material, such revenues generate margins that may exceed those generated by other restaurants or offset fixed costs which we continue to incur.

Our growth strategy depends on our ability and that of our franchisees to open new restaurants.  Delays or failures in opening new restaurants could adversely affect our planned growth.

The development of new restaurants may be adversely affected by risks such as:

•	costs and availability of capital for the Company and/or franchisees;
•	competition for restaurant sites;
•	negotiation of favorable purchase or lease terms for restaurant sites;
•	inability to obtain all required governmental approvals and permits;
•	developed restaurants not achieving the expected revenue or cash flow; and
•	general economic conditions.

The restaurant business is highly competitive, and if we are unable to compete effectively, our business will be adversely affected.

We expect competition to continue to increase. The following are important aspects of competition:

•	restaurant location;
•	number and location of competing restaurants;
•	food quality and value;
•	training, courtesy and hospitality standards;
•	availability of and quality of staff;
•	dietary trends, including nutritional content;
•	quality and speed of service;
•	attractiveness and repair and maintenance of facilities; and
•	the effectiveness of marketing and advertising programs.

Each of our restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. There is also active competition for advantageous commercial real estate sites suitable for restaurants.

Many factors, including those over which we have no control, affect the trading price of our stock.

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report directly relates to our business, could have an impact of the trading price of our stock. In addition to investor expectations about our prospects, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives such as a share repurchase program. Any failure to meet market expectations whether for sales growth rates, refranchising goals, earnings per share or other metrics could cause our share price to decline.

Our reputation and business could be materially harmed as a result of the failure to protect the integrity and security of guest information.

We receive and maintain certain personal information about our guests. Our use of this information is regulated at the federal and state levels, as well as by certain third party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

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

Our restaurant operations are also subject to federal and state laws that prohibit discrimination and laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. The operation of our franchisee system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. If we or our franchisees fail to comply with these laws and regulations, we or our franchisees could be subjected to restaurant closure, fines, penalties, and litigation, which may be costly and could adversely affect our results of operations and financial condition. In addition, the future enactment of additional legislation regulating the franchise relationship could adversely affect our operations.

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

On September 30, 2010, in connection with a refinancing of our then existing indebtedness, we amended and restated our Old Credit Facility by entering into the New Credit Facility. The New Credit Facility consists of a $50 million five year senior secured revolver (with a $30 million letter of credit sublimit) and a $250 million six year senior secured term loan. A portion of the proceeds of the New Credit Facility were used to repurchase or redeem our previously outstanding $175 million aggregate principal amount of 10% Notes. As of December 29, 2010, we had total indebtedness of approximately $263.3 million.

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

Despite our current and anticipated debt levels, we may be able to incur substantial additional indebtedness in the future. The credit agreement governing our indebtedness limits, but does not fully prohibit, us from incurring additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We continue to monitor our cash flow and liquidity needs. Although we believe that our existing cash balances, funds from operations and amounts available under our New Credit Facility will be adequate to cover those needs, we may seek additional sources of funds including additional financing sources and continued selected asset sales, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months. There are no material debt maturities until September 2015. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations. If we default on payments under our debt obligations, virtually all of our other debt would become immediately due and payable.

For additional information concerning our indebtedness see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our debt instruments include restrictive covenants. These covenants may restrict or prohibit our ability to engage in or enter a variety of transactions. A breach of these covenants could cause acceleration of a significant portion of our outstanding indebtedness.

The credit agreement governing our indebtedness contains various covenants that limit, among other things, our ability to:

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

Our credit agreement contains additional restrictive covenants, including financial maintenance requirements.  Our ability to comply with these covenants may be affected by events beyond our control (such as uncertainties related to the current economy), and we cannot be sure that we will be able to comply with these covenants

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under any of our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our outstanding indebtedness.

As a holding company, Denny’s Corporation depends on upstream payments from its operating subsidiaries. Accordingly, its ability to pay its obligations and to make any distributions to its shareholders depends on the performance of those subsidiaries and their ability to make distributions to Denny’s Corporation.

A substantial portion of our assets are owned, and a substantial percentage of our total operating revenues are earned, by our subsidiaries. Accordingly, Denny’s Corporation depends upon dividends, loans and other intercompany transfers from these subsidiaries to meet its obligations. These transfers may be subject to contractual and other restrictions.

The subsidiaries are separate and distinct legal entities and they have no obligation to Denny's Corporation, contingent or otherwise (other than under the New Credit Facility with respect to which Denny’s Corporation is a guarantor and certain of its subsidiaries are borrowers), to make any funds available to meet its obligations, whether by dividend, distribution, loan or other payments. If the subsidiaries do not pay dividends or other distributions, Denny’s Corporation may not have sufficient cash to fulfill its obligations.

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

If we are unable to meet our debt service obligations or fund our other liquidity needs, our subsidiaries may need to refinance all or a portion of their indebtedness on or before maturity or seek additional equity capital. We cannot be sure that they will be able to pay or refinance our indebtedness or that we will be able to obtain additional equity capital on commercially reasonable terms, or at all, especially in a difficult economic environment.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities, with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 4,800 square feet, allowing them to accommodate an average of 130-150 guests. The number and location of our restaurants as of December 29, 2010 and December 30, 2009 are presented below:

	2010			2009
State/Country	Company-Owned	Franchised / Licensed	Total	Company-Owned	Franchised / Licensed	Total
Alabama	—	4	4	—	3	3
Alaska	—	3	3	—	3	3
Arizona	10	68	78	18	58	76
Arkansas	—	9	9	—	9	9
California	74	346	420	80	328	408
Colorado	8	19	27	7	19	26
Connecticut	—	8	8	—	8	8
Delaware	1	—	1	1	—	1
District of Columbia	—	1	1	—	1	1
Florida	22	136	158	22	132	154
Georgia	1	15	16	—	14	14
Hawaii	6	3	9	5	3	8
Idaho	—	9	9	—	7	7
Illinois	19	38	57	17	35	52
Indiana	1	36	37	1	32	33
Iowa	—	3	3	—	1	1
Kansas	—	8	8	—	8	8
Kentucky	8	7	15	6	6	12
Louisiana	1	2	3	1	1	2
Maine	—	6	6	—	6	6
Maryland	3	21	24	3	20	23
Massachusetts	—	6	6	—	6	6
Michigan	6	16	22	9	13	22
Minnesota	—	13	13	—	14	14
Mississippi	—	2	2	—	1	1
Missouri	7	32	39	4	30	34
Montana	—	5	5	—	4	4
Nebraska	—	3	3	—	1	1
Nevada	8	24	32	8	22	30
New Hampshire	—	3	3	—	3	3
New Jersey	3	5	8	2	8	10
New Mexico	—	26	26	—	24	24
New York	1	48	49	1	42	43
North Carolina	—	20	20	—	19	19
North Dakota	—	4	4	—	4	4
Ohio	3	35	38	4	28	32
Oklahoma	—	16	16	—	13	13
Oregon	—	24	24	—	24	24
Pennsylvania	18	22	40	17	19	36
Rhode Island	—	2	2	—	2	2
South Carolina	—	16	16	—	14	14
South Dakota	—	3	3	—	2	2
Tennessee	2	4	6	1	3	4
Texas	19	157	176	20	140	160
Utah	—	23	23	—	21	21
Vermont	—	2	2	—	2	2
Virginia	10	20	30	6	19	25
Washington	—	46	46	—	50	50
West Virginia	—	2	2	—	2	2
Wisconsin	—	18	18	—	17	17
Wyoming	1	—	1	—	—	—
Guam	—	2	2	—	2	2
Puerto Rico	—	11	11	—	11	11
Canada	—	58	58	—	49	49
Other International	—	16	16	—	15	15
Total	232	1,426	1,658	233	1,318	1,551

Of the total 1,658 units in the Denny's brand, our interest in restaurant properties consists of the following:

	Company-Owned Units	Franchised Units	Total
Own land and building	51	41	92
Lease land and own building	16	—	16
Lease both land and building	165	374	539
	232	415	647

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 22 years, including optional renewal periods. In addition to the restaurants, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 16 floors of the building, with a portion of the building leased to others.

See Note 11 to our Consolidated Financial Statements for information concerning encumbrances on substantially all of our properties.

Item 3.     Legal Proceedings

On July 23, 2010, the Company received notice that our former Chief Executive Officer had elected to arbitrate issues with respect to the settlement of any outstanding obligations related to his departure. As a result, we recorded $2.3 million of severance and other restructuring charges. On November 2, 2010, we settled all outstanding obligations related to this matter.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights and safety of employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded liabilities reflecting our best estimate of loss, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty.

Item 4.     Reserved

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market. The following table lists the high and low sales prices of the common stock for each quarter of fiscal years 2010 and 2009, according to NASDAQ.

	High	Low
2010
First quarter	$3.99	$2.16
Second quarter	3.99	2.45
Third quarter	2.98	2.29
Fourth quarter	3.84	2.93

2009
First quarter	$2.23	$1.15
Second quarter	3.10	1.60
Third quarter	2.87	2.07
Fourth quarter	3.02	2.14

Stockholders

As of March 1, 2011, 99,168,293 shares of common stock were outstanding, and there were approximately 12,740 record and beneficial holders of common stock.

Dividends and Share Repurchases

Historically, we have not paid dividends on our common equity securities and our Old Credit Facility contained restrictions that prohibited us from doing so. Our New Credit Facility allows for the payment of cash dividends and/or the purchase of Common Stock subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. The determination of the aggregate amount available for such dividends or stock purchases is based on the following:

•
a $10 million amount that can be used immediately or from time to time during the term of the facility subject to a reduction for the use of such amount for certain investments and capital expenditures;

•	starting in 2011, an annual aggregate amount equal to $0.05 times the number of outstanding shares of Common Stock, that may not be carried forward to a future year if unused; and
•
starting in 2011, an annual amount based on Excess Cash Flow, as defined by the Credit Agreement, with the percentage available for any dividend or stock repurchase either set at 50% or 75% of said Excess Cash Flow based on achievement of certain financial ratios with the amount carried forward to future years if unused.

As of December 29, 2010, as more fully described in the table below, we had repurchased 1,036,800 shares of Common Stock for approximately $3.9 million under the share repurchase program that was approved by the Board of Directors in November 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)(2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
	(In thousands, except per share amounts)
December 2010	1,037	$3.72	1,037	1,963
Total 2010	1,037	$3.72	1,037	1,963

(1)	On November 9, 2010, we announced that our Board of Directors had approved the repurchase of 3 million shares of Common Stock, which may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or through negotiated transactions, subject to market and business conditions.
(2)	As of December 29, 2010, we had purchased 1,036,800 share of Common Stock, for aggregate consideration of approximately $3.9 million, pursuant to the share repurchase program, leaving an additional 1,963,200 shares remaining authorized for purchase under the program. Our share repurchase program expires December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 29, 2010 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,190,216	(1)	$2.74	2,390,014	(2)
Equity compensation plans not approved by security holders	650,000	(3)	3.20	850,000	(4)
Total	7,840,216		$2.76	3,240,014

(1)
Includes shares issuable pursuant to the grant or exercise of awards under the Denny’s Corporation 2008 Omnibus Incentive Plan (the “2008 Omnibus Plan”), the Denny’s Corporation Amended and Restated 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”), the Denny’s Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (collectively, the "Denny's Incentive Plans").

(2)
Includes shares of Common Stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards, under the 2008 Omnibus Plan and the 2004 Omnibus Plan.

(3)	Includes shares issuable pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units granted outside of the Denny's Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

(4)	Includes shares of Common Stock available for issuance as awards of stock options and restricted stock units outside of the Denny's Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

Performance Graph

The following graph compares the cumulative total stockholders’ return on our Common Stock for the five fiscal years ended December 29, 2010 (December 28, 2005 to December 29, 2010) against the cumulative total return of the Russell 2000® Index and a peer group.  The graph and table assume that $100 was invested on December 28, 2005 (the last day of fiscal year 2005) in each of the Company’s Common Stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
DENNY’S CORPORATION, RUSSELL 2000® INDEX AND PEER GROUP

ASSUMES $100 INVESTED ON DECEMBER 28, 2005
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 29, 2010

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 28, 2005	$100.00	$100.00	$100.00
December 27, 2006	$118.35	$113.12	$116.88
December 26, 2007	$116.52	$81.07	$93.05
December 31, 2008	$77.14	$62.23	$49.38
December 30, 2009	$98.11	$78.99	$54.34
December 29, 2010	$124.45	$105.40	$88.82

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 31, 2010, the average market capitalization of companies within the index was approximately $1.3 billion with the median market capitalization being approximately $0.5 billion.

(2)
The peer group consists of 17 public companies that operate in the restaurant industry. The peer group includes the following companies: Bob Evans Farms, Inc. (BOBE), Buffalo Wild Wings, Inc. (BWLD), Cracker Barrel Old Country Store, Inc. (CBRL), O’Charleys Inc. (CHUX), California Pizza Kitchen, Inc. (CPKI), Domino’s Pizza, Inc. (DPZ), Darden Restaurants, Inc. (DRI), Brinker International, Inc. (EAT), DineEquity, Inc. (DIN), Jack In The Box Inc. (JACK), Panera Bread Company (PNRA), Papa John’s International, Inc. (PZZA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruby Tuesday, Inc. (RT), Sonic Corp. (SONC), Texas Roadhouse, Inc. (TXRH) and Wendy’s/Arby’s Group, Inc. (WEN).

Item 6.     Selected Financial Data

The following table provides selected financial data that was extracted or derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this report.

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008 (a)	December 26, 2007	December 27, 2006
	(In millions, except ratios and per share amounts)
Statement of Operations Data:
Operating revenue	$548.5	$608.1	$760.3	$939.4	$994.0
Operating income	55.2	72.4	60.9	79.8	110.5
Income from continuing operations before cumulative effect of change in accounting principle	22.7	41.6	12.7	29.5	28.5
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	0.2
Income from continuing operations	22.7	41.6	12.7	29.5	28.7

Basic net income per share:
Basic net income before cumulative effect of change in accounting principle, net of tax	$0.23	$0.43	$0.13	$0.31	$0.31
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	0.00
Basic net income per share from continuing operations	$0.23	$0.43	$0.13	$0.31	$0.31

Diluted net income per share:
Diluted net income before cumulative effect of change in accounting principle, net of tax	$0.22	$0.42	$0.13	$0.30	$0.29
Cumulative of effect of change in accounting principle, net of tax	—	—	—	—	0.00
Diluted net income per share from continuing operations	$0.22	$0.42	$0.13	$0.30	$0.30

Cash dividends per common share (b)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets	$62.5	$58.3	$53.5	$57.9	$63.2
Working capital deficit (c)	(27.8)	(33.8)	(53.7)	(73.6)	(72.6)
Net property and equipment	129.5	131.5	160.0	184.6	236.3
Total assets	311.2	312.6	341.8	373.9	442.7
Long-term debt, excluding current portion	253.1	274.0	322.7	346.8	440.7

(a)
The fiscal year ended December 31, 2008 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $14.3 million of operating revenue in 2008.

(b)
Our previous bank facilities have prohibited, our current bank facility significantly limits and our previous public debt indentures significantly limited, distributions and dividends on Denny’s Corporation’s common equity securities. See Part II Item 5.

(c)
A negative working capital position is not unusual for a restaurant operating company. The decrease in working capital deficit from December 26, 2007 to December 29, 2010 is primarily due to the sale of company-owned restaurants to franchisees during 2007, 2008, 2009 and 2010.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our Consolidated Financial Statements and the notes thereto.

Overview

Denny’s Corporation (Denny’s) is one of America’s largest family-style restaurant chains. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years.  Fiscal 2008 included 53 weeks of operations, whereas 2010 and 2009 each included 52 weeks of operations. Our revenues are derived primarily from two sources: the sale of food and beverages at our company-owned restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company-operated and franchised restaurants are affected by the success of our marketing campaigns, new product introductions and customer service, as well as external factors including competition, economic conditions affecting consumer spending and changes in guest tastes and preferences.

Our operating costs are exposed to volatility in two main areas: product costs and payroll and benefit costs. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. Our ability to lock in prices on certain key commodities is imperative to control food costs in an environment in which many commodity prices are on the rise. In addition, our continued success with menu management helps us to maintain favorable product costs. Our new $2-$4-$6-$8 Everyday Value Menu along with other promotional activities are generally focused on menu items with lower food costs that still provide a compelling value to our customers. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses such as medical benefit costs and workers’ compensation costs. A number of our employees are paid the minimum wage. Accordingly, substantial increases in the minimum wage increase our labor costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales.

Our focus on the following initiatives has had a significant impact on our financial performance during 2010 and over the past several years:

Franchise Growth Initiative

During 2010, we continued our Franchise Growth Initiative, a strategic initiative to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. In 2010, as a result of our FGI, we sold 24 restaurant operations and certain related real estate to 14 franchisees for net proceeds of $9.8 million. As of December 29, 2010, we have sold 314 company restaurants since our FGI program began in early 2007.

Fulfilling the unit growth expectations of this program, certain franchisees that purchased company restaurants over the past several years have also signed development agreements to build additional new franchise restaurants. In addition to franchise development agreements signed under our FGI, we have been negotiating development agreements outside of our FGI program under our Market Growth Incentive Plan.  The positive impact of these development programs is evident in the increasing number of franchise restaurant openings over the past several years.

Conversion of Flying J Travel Center Restaurants

During 2010, Denny's was selected as the full-service restaurant operator of choice for Pilot Travel Centers LLC. Also, during the year, Pilot merged with Flying J Travel Centers. Now named Pilot Flying J, the company is North America’s largest retail operator of travel centers. We began converting former Flying J restaurant operations in July 2010, and as of December 29, 2010, had converted 100 sites, 21 of which operate as company restaurants and 79 of which operate as franchise restaurants.

Specifically, our focus on these growth initiatives has impacted our financial performance as follows:

•	Company restaurant sales have decreased from $648.3 million in 2008 to $423.9 million in 2010 primarily as a result of the sale of restaurants to franchisees.
•
The decline in company restaurant revenues is partially offset by increased royalty income derived from the growth in the franchise restaurant base resulting from both traditional development and the conversion of restaurants. As a result, royalty income, which is included as a component of franchise and license revenue, has increased from $70.1 million in 2008 to $73.0 million in 2010.

•
The resulting net reduction in total revenue related to our FGI is generally recovered by the benefits of a lower cost structure related to franchise and license revenues, a decrease in depreciation and amortization from the sale of restaurant related assets to franchisees (from $39.8 million in 2008 to $29.6 million in 2010) and a reduction in interest expense resulting from the use of proceeds to reduce debt (from $35.5 million in 2008 to $25.8 million in 2010).

•
Initial franchise fees, included as a component of franchise and license revenue, are generally recognized in the period in which a restaurant is sold to a franchisee or when a new unit is opened. These initial fees are completely dependent on the number of restaurants sold to or opened by franchisees during a particular period, and as a result, can cause fluctuations in our total franchise and license revenue from year to year.

•
Occupancy revenues, also included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. As a result of our FGI, occupancy revenues have increased from $37.0 million in 2008 to $44.8 million in 2010. Additionally, when a restaurant is sold and leased or subleased to a franchisee, the occupancy costs related to these restaurants moves from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. Occupancy costs related to franchise units has increased from $28.5 million in 2008 to $34.4 million in 2010.

•
Gains on sales of assets are primarily dependent on the number of restaurants sold to franchisees during a particular period, and as a result, can cause fluctuations in net income from year to year. As we near the completion of our FGI, gains on sales of assets will continue to decrease.

As a result of the development efforts described above, over the past five years we have transitioned from a portfolio mix of 66% franchised and 34% company-operated to a portfolio mix of 86% franchised and 14% company-operated. Our targeted portfolio mix is 90% franchised and 10% company-operated. We anticipate achieving this goal through a combination of new franchise unit growth and the sale of restaurants to franchisees over the next couple of years. We expect that the future growth of the brand will come primarily from the development of franchise restaurants.

Debt Refinancing

Interest expense has a significant impact on our net income as a result of our indebtedness. However, during 2009 and 2010, we continued to reduce interest expense through a series of debt repayments using the proceeds generated from our FGI transactions, sales of real estate and cash flow from operations. These repayments resulted in an overall debt reduction of approximately $46.7 million during 2009 and $15.0 million during 2010.

On September 30, 2010, we refinanced our then existing credit facility and entered into an amended and restated senior secured credit agreement in an aggregate principal of $300 million. The New Credit Facility consists of a $50 million five year senior secured revolver and a $250 million six year senior secured term loan. Interest on the New Credit Facility was initially payable at per annum rates equal to LIBOR plus 475 basis points with a LIBOR floor of 1.75% for both the revolver and the term loan. Proceeds from the New Credit Facility were used principally to repurchase or redeem the then outstanding $175 million aggregate principal amount of the 10% Notes and to repay the $65 million term loan under the Old Credit Facility. Interest on the term loan under the Old Credit Facility was payable at per annum rates equal to LIBOR plus 200 basis points.

On March 1, 2011, subsequent to fiscal year 2010, we completed a re-pricing of the New Credit Facility to reduce the interest rate under the facility. Interest on the New Credit Facility, as amended, is payable at per annum rates equal to LIBOR plus 375 basis points, with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver.

The combination of lower debt balances and lower overall interest rates on our debt will continue to positively benefit our financial performance on an ongoing basis.

Share Repurchase

The New Credit Facility permits the payment of cash dividends and/or the purchase of Denny’s stock subject to certain limitations. In November 2010, the Board of Directors approved a share repurchase program authorizing us to repurchase up to 3.0 million shares of our Common Stock. As of December 29, 2010, we had repurchased 1,036,800 shares of Common Stock for approximately $3.9 million under the share repurchase program.

Statements of Operations

	Fiscal Year Ended
	December 29, 2010		December 30, 2009		December 31, 2008
	(Dollars in thousands)
Revenue:
Company restaurant sales (a)	$423,936	77.3%	$488,948	80.4%	$648,264	85.3%
Franchise and license revenue (b)	124,530	22.7%	119,155	19.6%	112,007	14.7%
Total operating revenue	548,466	100.0%	608,103	100.0%	760,271	100.0%

Costs of company restaurant sales (c):
Product costs	101,470	23.9%	114,861	23.5%	157,545	24.3%
Payroll and benefits	172,533	40.7%	197,612	40.4%	271,933	41.9%
Occupancy	27,967	6.6%	31,937	6.5%	40,415	6.2%
Other operating expenses	64,029	15.1%	73,496	15.0%	100,182	15.5%
Total costs of company restaurant sales	365,999	86.3%	417,906	85.5%	570,075	87.9%

Costs of franchise and license revenue (c)	46,987	37.7%	42,626	35.8%	34,933	31.2%

General and administrative expenses	55,619	10.1%	57,282	9.4%	60,970	8.0%
Depreciation and amortization	29,637	5.4%	32,343	5.3%	39,766	5.2%
Operating (gains), losses and other charges, net	(4,944)	(0.9%)	(14,483)	(2.4%)	(6,384)	(0.8%)
Total operating costs and expenses	493,298	89.9%	535,674	88.1%	699,360	92.0%
Operating income	55,168	10.1%	72,429	11.9%	60,911	8.0%
Other expenses:
Interest expense, net	25,792	4.7%	32,600	5.4%	35,457	4.7%
Other nonoperating expense (income), net	5,282	1.0%	(3,125)	(0.5%)	9,190	1.2%
Total other expenses, net	31,074	5.7%	29,475	4.8%	44,647	5.9%
Net income before income taxes	24,094	4.4%	42,954	7.1%	16,264	2.1%
Provision for income taxes	1,381	0.3%	1,400	0.2%	3,522	0.5%
Net income	$22,713	4.1%	$41,554	6.8%	$12,742	1.7%

Other Data:
Company-owned average unit sales	$1,813		$1,810		$1,813
Franchise average unit sales	$1,361		$1,396		$1,490
Company-owned equivalent units (d)	234		270		357
Franchise equivalent units (d)	1,349		1,274		1,186
Same-store sales decrease (company-owned) (e)(f)	(3.6%)		(3.7%)		(1.4%)
Guest check average (decrease) increase (f)	(1.7%)		1.0%		5.9%
Guest count decrease (f)	(1.9%)		(4.6%)		(6.9%)
Same-store sales decrease (franchised and licensed units) (e)(f)	(3.7%)		(5.2%)		(4.6%)

(a)	We estimate that the additional, or 53rd, week added approximately $12.1 million of company restaurant sales in 2008.

(b)	We estimate that the additional, or 53rd, week added approximately $2.2 million of franchise and license revenue in 2008, consisting of $1.5 million of royalties and $0.7 million of occupancy revenue.

(c)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(d)	Equivalent units are calculated as the weighted-average number of units outstanding during the defined time period.

(e)
Same-store sales include sales from restaurants that were open the same period in the prior year. For purposes of calculating same-store sales, the 53rd week of 2008 was compared to the 1st week of 2008.

(f)	Prior year amounts have not been restated for 2010 comparable units.

2010 Compared with 2009

Unit Activity

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
Company-owned restaurants, beginning of period	233	315
Units opened	24	1
Units relocated	1	—
Units sold to franchisees	(24)	(81)
Units closed (including units relocated)	(2)	(2)
End of period	232	233

Franchised and licensed restaurants, beginning of period	1,318	1,226
Units opened	112	39
Units relocated	4	3
Units purchased from Company	24	81
Units closed (including units relocated)	(32)	(31)
End of period	1,426	1,318
Total restaurants, end of period	1,658	1,551

Of the 136 units opened during the year ended December 29, 2010, 21 company-owned and 79 franchise units represent conversions of restaurants at Pilot Flying J Travel Centers.

Company Restaurant Operations

During the year ended December 29, 2010, we incurred a 3.6% decrease in same-store sales, comprised of a 1.7% decrease in guest check average and a 1.9% decrease in guest counts. Company restaurant sales decreased $65.0 million, or 13.3%, primarily resulting from a 36 equivalent unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 86.3% from 85.5%. Product costs increased to 23.9% from 23.5% due to the impact of increased commodity costs and a higher mix of value priced items. Payroll and benefits costs increased to 40.7% from 40.4% primarily as a result of a $4.6 million reduction in workers’ compensation claims development benefit (0.8%), partially offset by a decrease in incentive compensation (0.7%). Occupancy costs increased to 6.6% from 6.5%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 29, 2010		December 30, 2009
	(Dollars in thousands)
Utilities	$18,221	4.3%	$23,083	4.7%
Repairs and maintenance	7,428	1.8%	9,909	2.0%
Marketing	17,376	4.1%	20,082	4.1%
Legal settlement costs	446	0.1%	412	0.1%
Other direct costs	20,558	4.8%	20,010	4.1%
Other operating expenses	$64,029	15.1%	$73,496	15.0%

Utilities decreased 0.4 percentage points primarily due to the recognition of $1.5 million in losses on natural gas contracts during the prior year.  Other direct costs increased 0.7 percentage points primarily as a result of expenses related to new store openings and a reduction in credit card settlement receipts.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 29, 2010		December 30, 2009
	(Dollars in thousands)
Royalties	$73,034	58.6%	$70,743	59.4%
Initial and other fees	6,721	5.4%	4,910	4.1%
Occupancy revenue	44,775	36.0%	43,502	36.5%
Franchise and license revenue	124,530	100.0%	119,155	100.0%

Occupancy costs	34,373	27.6%	33,658	28.3%
Other direct costs	12,614	10.1%	8,968	7.5%
Costs of franchise and license revenue	$46,987	37.7%	$42,626	35.8%

Royalties increased by $2.3 million, or 3.2%, primarily resulting from a 75 equivalent-unit increase in franchised and licensed units, partially offset by the effects of a 3.7% decrease in same-store sales. The increase in equivalent-units primarily resulted from the conversion of 79 restaurants at Pilot Flying J Travel Centers during 2010. Initial fees increased by $1.8 million, or 36.9%. The increase in initial fees resulted from the higher number of restaurants opened by franchisees, partially offset by the lower number of restaurants sold to franchisees during 2010. The increase in occupancy revenue of $1.3 million, or 2.9%, is also primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue increased by $4.4 million, or 10.2%. The increase in occupancy costs of $0.7 million, or 2.1%, is primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $3.6 million, or 40.7%, primarily as a result of expenses associated with Pilot Flying J restaurant openings. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 37.7% for the year ended December 29, 2010 from 35.8% for the year ended December 30, 2009.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Share-based compensation	$2,840	$4,671
General and administrative expenses	52,779	52,611
Total general and administrative expenses	$55,619	$57,282

The $1.8 million decrease in share-based compensation expense was primarily due to the departure of certain employees during the fourth quarter of 2009 and during 2010 and the adoption of lower cost share-based compensation plans during recent years. The $0.2 million increase in other general and administrative expenses was primarily the result of a $2.0 million increase in costs related to our 2010 proxy contest and a $1.0 million increase in relocation and recruiting costs related to our new executive team, partially offset by a $2.6 million decrease in incentive and deferred compensation.

Depreciation and amortization was comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Depreciation of property and equipment	$21,716	$24,240
Amortization of capital lease assets	2,814	2,723
Amortization of intangible assets	5,107	5,380
Total depreciation and amortization	$29,637	$32,343

The overall decrease in depreciation and amortization expense was due to the sale of company-owned restaurants to franchisees during 2009 and 2010.

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Gains on sales of assets and other, net	$(9,481)	$(19,429)
Restructuring charges and exit costs	4,162	3,960
Impairment charges	375	986
Operating (gains), losses and other charges, net	$(4,944)	$(14,483)

During the year ended December 29, 2010, we recognized $3.8 million of gains on the sale of 24 restaurant operations to 14 franchisees for net proceeds of $9.8 million (which included a note receivable of $0.2 million). In addition, during the year ended December 29, 2010, we recognized $5.5 million of gains on real estate sold to franchisees. During the year ended December 30, 2009, we recognized $12.5 million of gains on the sale of 81 restaurant operations to 18 franchisees for net proceeds of $30.3 million (which included notes receivable of $3.5 million). In addition, during the year ended December 30, 2009, we recognized $4.6 million of gains on real estate sold to franchisees. The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Exit costs	$1,247	$698
Severance and other restructuring charges	2,915	3,262
Total restructuring and exist costs	$4,162	$3,960

Severance and other restructuring charges for the year ended December 29, 2010 included $2.3 million related to the departure of the Company's former Chief Executive Officer. The $3.3 million of severance and other restructuring charges for the year ended December 30, 2009 primarily resulted from the departure of our Chief Operating Officer and Chief Marketing Officer.

Impairment charges for the years ended December 29, 2010 and December 30, 2009 generally related to underperforming or closed restaurants as well as restaurants and real estate identified as held for sale during the period.

Operating income was $55.2 million during 2010 compared with $72.4 million during 2009.

Interest expense, net was comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Interest on senior notes	$13,565	$17,452
Interest on credit facilities	5,406	8,101
Interest on capital lease liabilities	3,911	3,785
Letters of credit and other fees	1,703	1,695
Interest income	(1,480)	(1,721)
Total cash interest	23,105	29,312
Amortization of deferred financing costs	1,045	1,077
Amortization of debt discount	160	—
Interest accretion on other liabilities	1,482	2,211
Total interest expense, net	$25,792	$32,600

The decrease in interest expense resulted from a decrease in interest rates under our New Credit Facility and debt reductions during the years ended December 29, 2010 and December 30, 2009, of $15.0 million and $46.7 million, respectively.

Other nonoperating expense (income), net was $5.3 million of expense for the year ended December 29, 2010 compared with nonoperating income of $3.1 million for the year ended December 30, 2009. The $8.4 million change was primarily the result of a $4.5 million loss related to our debt refinancing and a $3.2 million decrease in gains related to the prior year interest rate swap and natural gas hedge activity.

The provision for income taxes was $1.4 million for each of the years ended December 29, 2010 and December 30, 2009, respectively. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our NOL's generated in previous periods. In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing a portion or all of the valuation allowance currently in place on our deferred tax assets. Based upon this assessment, the release of the valuation allowance is not appropriate as of December 29, 2010, but may occur during 2011 or 2012. The required accounting for a release will involve significant tax amounts and will impact earnings in the quarter in which it is deemed appropriate to release the reserve. At December 29, 2010, the valuation allowance was approximately $126.6 million.

Net income was $22.7 million for the year ended December 29, 2010 compared with $41.6 million for the year ended December 30, 2009 due to the factors noted above.

2009 Compared with 2008

Unit Activity

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
Company-owned restaurants, beginning of period	315	394
Units opened	1	3
Units sold to franchisees	(81)	(79)
Units closed	(2)	(3)
End of period	233	315

Franchised and licensed restaurants, beginning of period	1,226	1,152
Units opened	39	31
Units relocated	3	1
Units purchased from Company	81	79
Units closed (including units relocated)	(31)	(37)
End of period	1,318	1,226
Total restaurants, end of period	1,551	1,541

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

Utilities decreased 0.4 percentage points primarily due to lower natural gas and electricity costs. Marketing increased 0.5 percentage points primarily as a result of the establishment of local advertising cooperatives during 2008 and 2009. The overall decrease in other operating expenses primarily resulted from the sale of company-owned restaurants to franchisees.

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

Royalties increased by $0.7 million, or 0.9%, primarily resulting from an 88 equivalent unit increase in franchised and licensed units. This increase was partially offset by the decrease from the 53rd week in 2008 and the effects of a 5.2% decrease in same-store sales. The increase in equivalent units resulted from the sale of company-owned restaurants to franchisees. During 2009, we opened 39 franchise restaurants and sold 81 restaurants to franchisees as compared to the opening of 31 franchise restaurants and the sale of 79 restaurants to franchisees during 2008. Although we opened more franchise units during 2009, initial fees remained essentially flat as a result of incentives included in certain franchise development agreements. The increase in occupancy revenue of $6.5 million, or 17.6%, is primarily the result of the sale of company-owned restaurants to franchisees, offset by the decrease from the 53rd week in 2008.

Costs of franchise and license revenue increased by $7.7 million, or 22.0%. The increase in occupancy costs of $5.2 million, or 18.3%, was primarily the result of the sale of company-owned restaurants to franchisees. Other direct costs increased by $2.5 million, or 38.4%, primarily due to $1.1 million of franchise-related costs associated with our 2009 Super Bowl promotion and $1.0 million increase in field management labor and incentive compensation. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 35.8% for the year ended December 30, 2009 from 31.2% for the year ended December 31, 2008.

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

The $0.6 million increase in share-based compensation expense was primarily due to the adjustment of the liability classified restricted stock units to fair value as of December 30, 2009. The $4.2 million decrease in other general and administrative expenses was primarily the result of decreased staffing attributable to organizational structure changes implemented during the second quarter of 2008. This decrease was partially offset by a $2.8 million increase in expense related to our deferred compensation plan resulting from gains on the underlying assets of the plan and a $0.7 million increase in incentive compensation.

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

During the year ended December 30, 2009, we recognized $12.5 million of gains on the sale of 81 restaurant operations to 18 franchisees for net proceeds of $30.3 million (which included notes receivable of $3.5 million). In addition, during the year ended December 30, 2009, we recognized $4.6 million of gains on real estate sold to franchisees. During the year ended December 31, 2008, we recognized $15.2 million of gains on the sale of 79 restaurant operations to 22 franchisees for net proceeds of $35.5 million (which included notes receivable of $2.7 million). In addition, during the year ended December 31, 2008, we recognized $0.9 million of gains on real estate sold to franchisees. The remaining gains for the two periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 30, 2009	December 31, 2008
	(In thousands)
Exit costs	$698	$3,435
Severance and other restructuring charges	3,262	5,587
Total restructuring and exist costs	$3,960	$9,022

Exit costs for the year ended December 30, 2009 decreased by $2.7 million, primarily due to the favorable termination of certain leases related to closed restaurants. Severance and other restructuring charges decreased by $2.3 million. The $3.3 million of severance and other restructuring charges for the year ended December 30, 2009 primarily resulted from the departure of our Chief Operating Officer and Chief Marketing Officer. The $5.6 million of severance and other restructuring charges for the year ended December 31, 2008 primarily resulted from a reorganization to support our ongoing transition to a franchise-focused business model. The reorganization led to the elimination of approximately 70 positions in 2008.

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

Other nonoperating expense (income), net was $3.1 million of income for the year ended December 30, 2009 compared with nonoperating expense of $9.2 million for the year ended December 31, 2008. The $12.3 million improvement over the prior year was primarily comprised of a $7.6 million increase related to the interest rate swap and a $2.7 million increase related to gains on investments included in our deferred compensation plan.

The provision for income taxes was $1.4 million compared with $3.5 million for the years ended December 30, 2009 and December 31, 2008, respectively. The reduction in our effective tax rate for the years ended December 30, 2009 and December 31, 2008 primarily resulted from the recognition of $0.7 million of current tax benefits in both 2009 and 2008 related to the enactment of certain federal laws during the first quarter of 2009 and the third quarter of 2008, respectively. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. In addition, during 2008, we utilized certain state NOL carryforwards and deductions from expired federal wage based income tax credits whose valuation allowances were established in connection with fresh start reporting on January 7, 1998. Accordingly, for the year ended December 31, 2008, we recognized approximately $2.0 million of federal and state deferred tax expense with a corresponding reduction to the goodwill that was recorded in connection with fresh start reporting. The adoption of the Accounting Standards Codification’s guidance on business combinations during the first quarter of 2009 required that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

Net income was $41.6 million for the year ended December 30, 2009 compared with $12.7 million for the year ended December 31, 2008 due to the factors noted above.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our New Credit Facility and, in recent years, cash proceeds from the sale of surplus properties and sales of restaurant operations to franchisees, to the extent allowed by our credit facility. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Net cash provided by operating activities	$38,255	$33,261
Net cash provided by (used in) investing activities	(5,280)	23,763
Net cash used in financing activities	(30,426)	(51,541)
Net increase in cash and cash equivalents	$2,549	$5,483

The increase in operating cash flows is primarily the result of timing differences in marketing spending and the reduction in our interest payments. We believe that our estimated cash flows from operations for 2011, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $5.3 million for the year ended December 29, 2010. These cash flows include capital expenditures of $27.4 million, partially offset by $18.7 million in proceeds from asset sales and collections of notes receivable of $3.4 million. Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Facilities	$5,299	$6,733
New construction	16,287	4,604
Remodeling	3,527	4,130
Information technology	1,310	467
Strategic initiatives	193	1,065
Other	765	1,408
Total capital expenditures	$27,381	$18,407

The increase in new construction is primarily the result of the conversion of restaurants at Pilot Flying J Travel Centers. We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments. In fiscal year 2011, capital expenditures are expected to be approximately $18 million, comprised primarily of costs related to the conversion of Pilot Flying J Travel Centers, facilities and new construction.

Cash flows used in financing activities were $30.4 million for the year ended December 29, 2010, which included long-term debt payments of $268.8 million, deferred financing costs of $5.3 million and debt financing costs of $2.7 million. These uses of cash were partially offset by $246.3 million of net borrowings on our Credit Facility, most of which related to our debt refinancing, as described below.

Refinancing of Credit Facility and Tender Offer

On September 30, 2010, our subsidiaries Denny’s, Inc. and Denny’s Realty, LLC, (the “Borrowers”), refinanced the Old Credit Facility and entered into the New Credit Facility. The New Credit Facility consists of a $50 million five year senior secured revolver (with a $30 million letter of credit sublimit) and a $250 million six year senior secured term loan.

Interest on the New Credit Facility was initially payable at per annum rates equal to LIBOR plus 475 basis points with a LIBOR floor of 1.75%. The term loan was issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The New Credit Facility includes an accordion feature that would allow the Borrowers to increase the size of the facility by $25 million subject to lender approval. The maturity date for the revolver is September 30, 2015. The maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments equal to approximately 1% per annum with all remaining amounts due on the maturity date. Mandatory prepayments will be required under certain circumstances and we will have the option to make certain prepayments under the New Credit Facility.

Proceeds from the New Credit Facility were used principally to repurchase or redeem the $175 million aggregate principal amount of the 10% Notes through a tender offer and subsequent redemption of the 10% Notes not tendered by noteholders pursuant to the tender offer and to repay the $65 million term loan under the Old Credit Facility. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. The New Credit Facility includes certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures. These covenants are substantially similar to those that were contained in the Old Credit Facility.

As a result of the debt refinancing, we recorded $4.5 million of losses on early extinguishment of debt, consisting primarily of $1.8 million of transaction costs, $1.8 million from the write-off of deferred financing costs and other costs related to the tender offer. These losses are included as a component of other nonoperating expense in the Consolidated Statements of Operations.

Long-term debt consisted of the following:

	December 29, 2010	December 30, 2009
	(In thousands)
New Credit Facility:
Revolver loans outstanding due September 30, 2015	$—	$—
Term loans due September 30, 2016	240,000	—
Old Credit Facility (repaid during the year ended December 29, 2010):
Revolver loans outstanding due December 15, 2011	—	—
Term loans due March 31, 2012	—	80,000
Notes and debentures (repaid during the year ended December 29, 2010):
10% Senior Notes due October 1, 2012, interest payable semi-annually	—	175,000
Other notes payable, maturing 1/1/2013, payable in monthly installments with an interest rate of 9.17%	181	257
Capital lease obligations	23,097	23,409
Total long-term debt	263,278	278,666
Unamortized discount	(3,455)	—
Total long-term debt, net	259,823
Less current maturities and mandatory prepayments	6,692	4,625
Noncurrent portion of long-term debt	$253,131	$274,041

As of December 29, 2010, the term loan had a weighted-average interest rate of 6.50%. We had outstanding letters of credit of $26.4 million under our revolving letter of credit facility as of December 29, 2010. There were no revolving loans outstanding at December 29, 2010. These balances resulted in availability of $23.6 million under the revolving facility.

On March 1, 2011, subsequent to fiscal year 2010, we completed a re-pricing of the New Credit Facility to reduce the interest rates under the facility. Interest on the New Credit Facility, as amended, is payable at per annum rates equal to LIBOR plus 375 basis points, with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver, compared with an interest rate of LIBOR plus 475 basis points and a LIBOR floor of 1.75% for both the revolver and the term loan prior to the re-pricing.

Contractual Obligations

Our future contractual obligations and commitments at December 29, 2010 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$240,181	$2,583	$5,098	$5,000	$227,500
Capital lease obligations (a)	37,600	7,675	12,999	7,965	8,961
Operating lease obligations	270,144	38,731	66,331	52,106	112,976
Interest obligations (a)	87,149	15,552	30,596	29,941	11,060
Pension and other defined contribution plan obligations (b)	2,167	2,167	—	—	—
Purchase obligations (c)	162,450	134,058	11,955	11,955	4,482
Total	$799,691	$200,766	$126,979	$106,967	$364,979

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 29, 2010. For long-term debt with variable rates, we have used the rate applicable at December 29, 2010 to project interest over the periods presented in the table above. The capital lease obligation amounts above are inclusive of interest.

(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 29, 2010. Amounts cannot currently be estimated for more than one year.

(c)
Purchase obligations include amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice.

Unrecognized tax benefits are not included in the contractual obligations table as these liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. At December 29, 2010, there were no unrecognized tax benefits including potential interest and penalties.

At December 29, 2010, our working capital deficit was $27.8 million compared with $33.8 million at December 30, 2009. The decrease in working capital deficit primarily resulted from a $5.4 million decrease in accrued salaries and vacation and a $1.9 million increase in assets held for sale. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

Total discounted workers’ compensation and general liability insurance liabilities at December 29, 2010 and December 30, 2009 were $26.2 million, reflecting a 1.5% discount rate, and $30.2 million, reflecting a 2.5% discount rate, respectively. The related undiscounted amounts at such dates were $27.3 million and $32.2 million, respectively.

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

During 2010, 2009 and 2008, we recorded impairment charges of $0.4 million, $1.0 million and $3.3 million, respectively, for underperforming restaurants, including restaurants closed and company-owned restaurants classified as held for sale.  These charges are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations. At December 29, 2010, we had a total of three restaurants with an aggregate net book value of approximately $1.5 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

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

The most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 29, 2010, our total discounted liability for closed units was approximately $4.9 million, net of $3.8 million related to existing sublease agreements and $0.8 million related to properties for which we expect to enter into sublease agreements in the future. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of the end of fiscal 2010, borrowings under the term loan and revolving credit facility bore interest at variable rates based on LIBOR plus a spread of 475 basis points per annum with a LIBOR floor of 1.75%. Subsequent to the end of fiscal 2010, we completed a re-pricing of the New Credit Facility to reduce the interest rate thereunder. Interest under the New Credit Facility, as amended, is payable at per annum rates equal to LIBOR plus 375 basis points, with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. We have utilized interest rate swaps in the past, and may chose to do so again in the future, to mitigate the interest rate risk related to our variable rate debt.

Based on the levels of borrowings under the credit facility at December 29, 2010, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $2.4 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at December 29, 2010. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors. The estimated fair value of our borrowings under the credit facility was approximately $243.0 million compared with a book value of $240.0 million at December 29, 2010. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Our other outstanding long-term debt bears fixed rates of interest.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our pension plan by approximately $1.9 million and would impact the pension plan's net periodic benefit cost by less than $0.1 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our other defined benefit plans by less than $0.1 million while the plans' net periodic benefit cost would remain flat. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

Commodity Price Risk

We purchase certain food products, such as beef, poultry, pork, eggs and coffee, and utilities, such as gas and electricity, which are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, the majority of our purchasing arrangements are structured to contain features that minimize price volatility by establishing fixed pricing and/or price ceilings and floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

A. Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, John C. Miller, and our Executive Vice President, Chief Administrative Officer and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, Messrs. Miller and Wolfinger each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Messrs. Miller and Wolfinger, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 29, 2010. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 29, 2010, our internal control over financial reporting was effective, based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 29, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.B.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 29, 2010 and December 30, 2009, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 29, 2010, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
March 11, 2011

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and "Code of Ethics" in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation's 2011 Annual Meeting of the Shareholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

Item 14.     Principal Accounting Fees and Services

The information required by this item is furnished by incorporation by reference to information under the caption entitled “Selection of Independent Registered Public Accounting Firm - 2010 and 2009 Audit Information” and “Audit Committee’s Pre-approval Policies and Procedures” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

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
*3.1
Restated Certificate of Incorporation of Denny’s Corporation dated March 3, 2003, as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

*3.2
By-Laws of Denny’s Corporation, as effective as of November 11, 2009 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on November 16, 2009)

*4.1
10% Senior Notes due 2012 Indenture dated as of October 5, 2004 between Denny’s Holdings, Inc., as Issuer, Denny’s Corporation, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

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
+*10.3
Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Denny’s Corporation (No. 333-103220) filed with the Commission on February 14, 2003)

+*10.4
Description of amendments to the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

+*10.5
Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004)

+*10.6
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.7
Amended and Restated Employment Agreement dated May 1, 2009 between Denny’s Corporation, Denny’s Inc. and Nelson J. Marchioli  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on May 7, 2009)

+*10.8
Employment Offer Letter dated August 16, 2005 between Denny’s Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 28, 2005)

+*10.9
Employment Offer Letter dated July 19, 2010 between Denny’s Corporation and Frances L. Allen (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2010).

+*10.10
Employment Offer Letter dated August 20, 2010 between Denny’s Corporation and Robert Rodriguez (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2010).

*10.11
Amended and Restated Credit Agreement dated as of December 15, 2006, among Denny’s Inc. and Denny’s Realty, LLC, as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., and DFO, LLC, as Guarantors, the Lenders named therein, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 30, 2009)

*10.12
Amended and Restated Guarantee and Collateral Agreement dated as of December 15, 2006, among Denny’s Inc., Denny’s Realty, LLC, Denny’s Corporation, Denny’s Holdings, Inc., DFO, LLC, each other Subsidiary Loan Party referenced therein and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 30, 2009)

*10.13
Amendment No. 1 dated as of March 8, 2007 to the Amended and Restated Credit Agreement dated as of December 15, 2006 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on March 14, 2007)

*10.14
Supplemental Indenture dated as of September 9, 2010 to 10% Senior Notes due 2012 Indenture dated as of October 5, 2004 between Denny’s Holdings, Inc. as Issuer, Denny’s Corporation, as Guarantor, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2010).

*10.15
Second Amended and Restated Credit Agreement dated as of September 30, 2010 among Denny’s, Inc. and Denny’s Realty, LLC as Borrowers, Denny’s Corporation, Denny’s Holdings, Inc., and DFO, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer, certain other lenders and Wells Fargo Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2010).

*10.16
Second Amended and Restated Guarantee and Collateral Agreement dated as of September 30, 2010 among Denny’s, Inc. and Denny’s Realty, LLC, Denny’s Corporation, Denny’s Holdings, Inc., DFO, LLC, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2010).

+*10.17
Award certificate evidencing restricted stock unit award to F. Mark Wolfinger, effective July 9, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on July 12, 2007)

+*10.18	Denny's Corporation Amended and Restated Executive Severance Pay Plan

+*10.19	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008)

+*10.20
Amendment to the Denny’s Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009)

+*10.21
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008)

+*10.22
Form of 2008 Performance-Based Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2008)

Exhibit No.	Description
+*10.23
2008 Performance Restricted Stock Unit Program Description (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2008)

+*10.24
Form of 2009 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009)

+*10.25
Written Description of Denny’s 2009 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009)

+*10.26
Form of the 2010 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 31, 2010).

+*10.27
Written Description of the Denny's 2010 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 31, 2010).

+10.28	Form of Stock Option Award Agreement

+10.29	Form of Performance-Based Restricted Stock Unit Award Certificate

+10.30	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 30, 2009)

10.31	First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 1, 2011, among Denny's Inc. and Denny's Realty, LLC as the Borrowers, Denny's Corporation and DFO, LLC as Guarantors, each lender from time to time party hereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer.

21.1	Subsidiaries of Denny’s

23.1	Consent of KPMG LLP

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Statement of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, and F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contracts or compensatory plans or arrangements.

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 29, 2010 and December 30, 2009, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 29, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 29, 2010 and December 30, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Greenville, South Carolina
March 11, 2011

Denny’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$423,936	$488,948	$648,264
Franchise and license revenue	124,530	119,155	112,007
Total operating revenue	548,466	608,103	760,271
Costs of company restaurant sales:
Product costs	101,470	114,861	157,545
Payroll and benefits	172,533	197,612	271,933
Occupancy	27,967	31,937	40,415
Other operating expenses	64,029	73,496	100,182
Total costs of company restaurant sales	365,999	417,906	570,075
Costs of franchise and license revenue	46,987	42,626	34,933
General and administrative expenses	55,619	57,282	60,970
Depreciation and amortization	29,637	32,343	39,766
Operating (gains), losses and other charges, net	(4,944)	(14,483)	(6,384)
Total operating costs and expenses	493,298	535,674	699,360
Operating income	55,168	72,429	60,911
Other expenses:
Interest expense, net	25,792	32,600	35,457
Other nonoperating (income) expense, net	5,282	(3,125)	9,190
Total other expenses, net	31,074	29,475	44,647
Net income before income taxes	24,094	42,954	16,264
Provision for income taxes	1,381	1,400	3,522
Net income	$22,713	$41,554	$12,742

Net income per share:
Basic	$0.23	$0.43	$0.13
Diluted	$0.22	$0.42	$0.13

Weighted-average shares outstanding:
Basic	98,902	96,318	95,230
Diluted	101,391	98,499	98,842

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 29, 2010	December 30, 2009
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$29,074	$26,525
Receivables, less allowance for doubtful accounts of $207 and $171, respectively	17,280	18,106
Inventories	4,037	4,165
Assets held for sale	1,933	—
Prepaid and other current assets	10,162	9,549
Total Current Assets	62,486	58,345

Property, net of accumulated depreciation of $247,492 and $258,695, respectively	129,518	131,484

Other Assets:
Goodwill	31,308	32,440
Intangible assets, net	52,054	55,110
Deferred financing costs, net	5,286	2,676
Other noncurrent assets	30,554	32,572
Total Assets	$311,206	$312,627

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$2,583	$900
Current maturities of capital lease obligations	4,109	3,725
Accounts payable	25,957	22,842
Other current liabilities	57,685	64,641
Total Current Liabilities	90,334	92,108

Long-Term Liabilities:
Notes and debentures, less current maturities, net of discount of $3,455 and $0, respectively	234,143	254,357
Capital lease obligations, less current maturities	18,988	19,684
Liability for insurance claims, less current portion	18,810	21,687
Deferred income taxes	13,339	13,016
Other noncurrent liabilities and deferred credits	39,304	39,273
Total Long-Term Liabilities	324,584	348,017
Total Liabilities	414,918	440,125

Commitments and contingencies

Shareholders' Deficit
Common stock $0.01 par value; shares authorized - 135,000; issued and outstanding: 2010 – 100,073; 2009 – 96,613	1,001	966
Paid-in capital	548,490	542,576
Deficit	(630,114)	(652,827)
Accumulated other comprehensive loss, net of tax	(19,199)	(18,213)
	(99,822)	(127,498)
Treasury stock, at cost, 1,037 and 0 shares, respectively	(3,890)	—
Total Shareholders' Deficit	(103,712)	(127,498)
Total Liabilities and Shareholders' Deficit	$311,206	$312,627

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 26, 2007	94,626	$946	—	$—	$533,612	$(707,123)	$(13,144)	$(185,709)
Comprehensive income:
Net income	—	—	—	—	—	12,742	—	12,742
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	1,166	1,166
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(12,943)	(12,943)
Comprehensive income	—	—	—	—	—	12,742	(11,777)	965
Share-based compensation on equity classified awards	—	—	—	—	4,025	—	—	4,025
Issuance of common stock for share-based compensation	385	4	—	—	286	—	—	290
Exercise of common stock options	702	7	—	—	988	—	—	995
Balance, December 31, 2008	95,713	957	—	—	538,911	(694,381)	(24,921)	(179,434)
Comprehensive income:
Net income	—	—	—	—	—	41,554	—	41,554
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	1,020	1,020
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	5,688	5,688
Comprehensive income	—	—	—	—	—	41,554	6,708	48,262
Share-based compensation on equity classified awards	—	—	—	—	3,567	—	—	3,567
Issuance of common stock for share-based compensation	806	8	—	—	(8)	—	—	—
Exercise of common stock options	94	1	—	—	106	—	—	107
Balance, December 30, 2009	96,613	966	—	—	542,576	(652,827)	(18,213)	(127,498)
Comprehensive income:
Net income	—	—	—	—	—	22,713	—	22,713
Amortization of unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	167	167
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,153)	(1,153)
Comprehensive income	—	—	—	—	—	22,713	(986)	21,727
Share-based compensation on equity classified awards	—	—	—	—	1,922	—	—	1,922
Purchase of treasury stock	—	—	(1,037)	(3,890)	—	—	—	(3,890)
Issuance of common stock for share-based compensation	573	6	—	—	(6)	—	—	—
Exercise of common stock options	2,887	29	—	—	3,998	—	—	4,027
Balance, December 29, 2010	100,073	$1,001	(1,037)	$(3,890)	$548,490	$(630,114)	$(19,199)	$(103,712)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands)
Cash Flows from Operating Activities:
Net income	$22,713	$41,554	$12,742
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	29,637	32,343	39,766
Operating (gains), losses and other charges, net	(4,944)	(14,483)	(6,384)
Amortization of deferred financing costs	1,045	1,077	1,100
Amortization of debt discount	160	—	—
Loss on early extinguishment of debt	4,755	109	6
(Gain) loss on interest rate swap	167	(2,241)	5,351
Deferred income tax expense	324	671	2,757
Share-based compensation	2,840	4,671	4,117
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	(1,713)	(736)	(727)
Inventories	128	1,290	1,030
Other current assets	(634)	(17)	(5)
Other assets	(2,534)	(3,486)	(2,148)
Increase (decrease) in liabilities:
Accounts payable	1,366	(1,366)	(14,838)
Accrued salaries and vacations	(5,983)	(3,946)	(6,408)
Accrued taxes	(429)	(893)	(861)
Other accrued liabilities	(4,108)	(13,323)	(5,406)
Other noncurrent liabilities and deferred credits	(4,535)	(7,963)	(9,609)
Net cash flows provided by operating activities	38,255	33,261	20,483

Cash Flows from Investing Activities:
Purchase of property	(27,381)	(18,407)	(27,880)
Proceeds from disposition of property	18,680	40,658	37,541
Collections on notes receivable	3,421	1,512	—
Net cash flows provided by (used in) investing activities	(5,280)	23,763	9,661

Cash Flows from Financing Activities:
Net borrowings under credit agreement	246,250	—	—
Long-term debt payments	(268,769)	(50,452)	(30,200)
Debt transaction costs	(2,695)	—	—
Deferred financing costs	(5,342)	—	—
Purchase of treasury stock	(3,890)	—	—
Proceeds from exercise of stock options	4,027	107	995
Tax withholding on share-based payments	(455)	(253)	—
Net bank overdrafts	448	(943)	(1,462)
Net cash flows used in financing activities	(30,426)	(51,541)	(30,667)

Increase (decrease) in cash and cash equivalents	2,549	5,483	(523)

Cash and Cash Equivalents at:
Beginning of year	26,525	21,042	21,565
End of year	$29,074	$26,525	$21,042

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At December 29, 2010, the Denny’s brand consisted of 1,658 restaurants, 1,426 (86%) of which were franchised/licensed restaurants and 232 (14%) of which were company-owned and operated. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and six foreign countries with principal concentrations in California (25% of total restaurants), Florida (10%) and Texas (11%).

The following table shows the unit activity for the years ended December 29, 2010 and December 30, 2009:

	2010	2009
Company-owned restaurants, beginning of period	233	315
Units opened	24	1
Units relocated	1	—
Units sold to franchisees	(24)	(81)
Units closed (including units relocated)	(2)	(2)
End of period	232	233

Franchised and licensed restaurants, beginning of period	1,318	1,226
Units opened	112	39
Units relocated	4	3
Units purchased from Company	24	81
Units closed (including units relocated)	(32)	(31)
End of period	1,426	1,318
Total restaurants, end of period	1,658	1,551

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

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries, Denny’s, Inc. and DFO, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years.  Fiscal 2008 included 53 weeks of operations, whereas 2010 and 2009 each included 52 weeks of operations.

Cash Equivalents and Short-term Investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include short-term investments of $26.9 million and $24.2 million at December 29, 2010 and December 30, 2009, respectively. These amounts were held overnight in Denny's transaction bank accounts at highly rated financial institutions that provided earnings credits.

Receivables. Receivables primarily consist of trade accounts receivables and financing receivables from franchisees (together “franchisee receivables”), vendor receivables and credit card receivables and are recorded at net realizable value. Trade accounts receivables from franchisees consist of royalties, advertising and rent. Financing receivables from franchisees consist of notes receivable from franchisees resulting from the sales of restaurant operations and direct financing leases. As franchisee receivables primarily relate to our ongoing business agreements with franchisees, we consider them to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts. We maintain the allowance for doubtful accounts on franchisee receivables based upon pre-defined aging criteria or upon the occurrence of other events that indicate that the balance may be uncollectible. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends and periodic financial information, which the franchisees are required to submit to us. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. See Note 3.

We recognized interest income on notes receivable from franchisees of $0.3 million, $0.3 million and $0.2 million for the years ended December 29, 2010, December 30, 2009 and December 31, 2008, respectively, which is included as a component of interest expense, net on our Consolidated Statements of Operations. We recognized interest income on direct financing leases of $1.1 million , $1.4 million and $0.7 million for the years ended December 29, 2010, December 30, 2009 and December 31, 2008, respectively, which is included as a component of interest expense, net on our Consolidated Statements of Operations.

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

Note 2.     Summary of Significant Accounting Policies (continued)

Property and Depreciation. Owned property is stated at cost. Property under capital leases is stated at the lesser of its fair value or the net present value of the related minimum lease payments at the lease inception. We depreciate owned property over its estimated useful life using the straight-line method. We amortize property held under capital leases (at capitalized value) over the lesser of its estimated useful life or the initial lease term. In certain situations, one or more option periods may be used in determining the depreciable life of certain properties leased under operating lease agreements if we deem that an economic penalty will be incurred and exercise of such option periods is reasonably assured. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing rent expense. The following estimated useful service lives were in effect during all periods presented in the financial statements:

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

Other Intangible Assets. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements and capitalized software development costs. Trade names and trademarks are considered indefinite-lived intangible assets and are not amortized. Franchise and other operating agreements are amortized using the straight-line basis over the term of the related agreement. Capitalized software development costs are amortized over the estimated useful life of the software. We test trade name and trademark assets for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. We assess impairment of franchise and other operating agreements and capitalized software development costs whenever changes or events indicate that the carrying value may not be recoverable. Costs incurred to renew or extend the term of recognized intangible assets are recorded in general and administrative expenses in our Consolidated Statement of Operations.

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses in our Consolidated Statement of Operations. During 2010, 2009 and 2008, we incurred net gains of $0.5 million and $1.0 million and a net loss of $1.7 million, respectively. The fair value of the deferred compensation plan investments were $5.9 million and $5.7 million at December 29, 2010 and December 30, 2009, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. We have included in accounts payable in our Consolidated Balance Sheets cash overdrafts totaling $8.0 million and $7.6 million at December 29, 2010 and December 30, 2009, respectively. Changes in such amounts are reflected in the cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

Total discounted insurance liabilities at December 29, 2010 and December 30, 2009 were $26.2 million reflecting a 1.5% discount rate and $30.2 million reflecting a 2.5% discount rate, respectively. The related undiscounted amounts at such dates were $27.3 million and $32.2 million, respectively.

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

Leases and Subleases. Our policy requires the use of a consistent lease term for (i) calculating the maximum depreciation period for related buildings and leasehold improvements; (ii) classifying the lease; and (iii) computing periodic rent expense increases where the lease terms include escalations in rent over the lease term. The lease term commences on the date when we become legally obligated for the rent payments. We account for rent escalations in leases on a straight-line basis over the expected lease term. Any rent holidays after lease commencement are recognized on a straight-line basis over the expected lease term, which includes the rent holiday period. Leasehold improvements that have been funded by lessors have historically been insignificant. Any leasehold improvements we make that are funded by lessor incentives or allowances under operating leases are recorded as leasehold improvement assets and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to lease expense over the expected lease term. We record contingent rent expense based on estimated sales for respective units over the contingency period. Contingent rental income is recognized when earned.

Note 2.     Summary of Significant Accounting Policies (continued)

Fair Value Measurements. The carrying amounts of cash and cash equivalents, investments, accounts receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances. The fair value of our debt is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Financial Statements relates to the market quotations for our senior secured term loan. See Note 10.

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

From time to time, we utilize derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes. See Note 12.

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

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items that are excluded from net income (loss) under U.S. generally accepted accounting principles. Other comprehensive income (loss) items include additional minimum pension liability adjustments and the effective unrealized portion of changes in the fair value of cash flow hedges. See Note 14.

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

Gift cards. We sell gift cards which have no stated expiration dates. Prior to 2007 we sold gift certificates. Proceeds from the sale of gift cards are deferred and recognized as revenue when they are redeemed. We evaluate breakage related to gift cards and gift certificates separately, but generally under the same methodology. Based on our historical analysis, we recognize breakage two years following the sale date of the gift card or gift certificate. Our historical data shows that after two years more than 90% of gift cards or gift certificates sold have been redeemed and that future redemptions are insignificant. We maintain a liability for future redemptions based on a year-by-year analysis of gift cards and gift certificates outstanding, which represents approximately 5% of gift cards or gift certificates sold. We recognized $0.2 million in breakage on gift cards and gift certificates combined for both the years ended December 29, 2010 and December 30, 2009. No breakage was recognized during fiscal 2008. Of these amounts, approximately $0.2 million and $0.1 million of the breakage recognized during 2010 and 2009, respectively, related to gift cards. All remaining amounts recognized relate to gift certificates. We believe that the amounts recognized for breakage have been and will continue to be insignificant.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2010, 2009 and 2008, we recorded initial fees of $6.6 million, $4.7 million and $4.6 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Operations. At December 29, 2010 and December 30, 2009, deferred fees were $0.8 million and $1.2 million, respectively, and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. For 2010, our ten largest franchisees accounted for approximately 33% of our franchise revenues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2010, 2009 and 2008 was $17.4 million, $20.1 million and $23.2 million, respectively, net of contributions from franchisees of $48.2 million, $46.6 million and $44.7 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Operations.

Restructuring and exit costs. As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded restructuring and exit costs. These costs consist primarily of the costs of future obligations related to closed units, severance and other restructuring charges for terminated employees, and are included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

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

Note 2.     Summary of Significant Accounting Policies (continued)

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

Share-Based Compensation.  Share-based compensation cost is measured at the grant date based on the fair value of the award. These costs for 2010, 2009 and 2008 include compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested on, December 29, 2005, the first day of fiscal 2006. We estimate potential forfeitures of share-based awards and adjust the compensation cost accordingly. Our estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Operations. Any benefit of tax deductions in excess of recognized compensation cost is reported as a financing cash flow on our Consolidated Statements of Cash Flows.

The fair value of the stock options granted during 2010, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for the grants:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	60.3%	57.5%	50.1%
Risk-free interest rate	2.2%	1.8%	2.7%
Weighted average expected term	4.7 years	4.6 years	4.6 years

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

Generally, compensation expense related to restricted stock units, performance shares, performance units and board deferred stock units is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of the common stock on the date of the grant. For restricted stock units and performance shares that contain a market condition, compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. The amount of certain cash-settled awards is determined based on the date of payment. Therefore, compensation expense related to these cash-settled awards is adjusted to fair value at each balance sheet date.

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

New Accounting Standards.

Receivables

Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”

Effective December 29, 2010, we adopted ASU 2010-20, which requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the allowance for doubtful accounts. The adoption resulted in increased notes receivable disclosure, but did not have any impact on our Consolidated Financial Statements. See Note 3.

Fair Value

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

Effective March 31, 2010, we adopted ASU No. 2010-06, which improves disclosure requirements related to fair value measurements under the Codification. The new disclosure requirements relate to transfers in and out of Levels 1 and 2. ASU No. 2010-06 also includes separate disclosure requirements about purchases, sales, issuances and settlements relating to Level 3 measurements, which we are required to adopt in the first quarter of 2011. The adoption did not have a material impact on the disclosures included in our Consolidated Financial Statements.

Subsequent Events

ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements"

Effective December 31, 2009, the first day of fiscal 2010, we adopted ASC No. 2010-09, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption did not have a material impact on the disclosures included in our Consolidated Financial Statements. See Note 23.

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

Accounting Standards to be Adopted.

Fair Value

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

As mentioned under the "Fair Value" section above, we are required to adopt the disclosure requirements of ASU No. 2010-06 about purchases, sales, issuances and settlements relating to Level 3 measurements in the first quarter of 2011. We do not anticipate that the adoption will have a material impact on the disclosures included in our Consolidated Financial Statements.

Receivables

ASU  No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”

In addition to the provisions of ASU No. 2010-20 that were adopted as of December 29, 2010, this guidance requires a rollforward of the allowance for credit losses and new disclosures about modifications. We are required to adopt these provisions of ASU No. 2010-20 in the first quarter of 2011. We believe the adoption will result in increased notes receivable disclosure, but will not have any impact on our Consolidated Financial Statements.

Goodwill

ASU  No. 2010-28, “ Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”

In December 2010, the FASB issued ASU No. 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. We are required to adopt ASU No. 2010-28 in the first quarter of 2011. We do not anticipate that the adoption will have a material impact on our Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Consolidated Financial Statements upon adoption.

Note 3.     Receivables

Receivables, net were comprised of the following:

	December 29, 2010	December 30, 2009
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$11,538	$8,415
Notes receivable from franchisees and third parties	1,020	3,565
Vendor receivables	2,571	2,566
Credit card receivables	1,206	1,231
Other	1,152	2,500
Allowance for doubtful accounts	(207)	(171)
	$17,280	$18,106
Direct financing lease receivables (included as a component of prepaid and other current assets)	$74	$79

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees and third parties	$1,329	$2,005
Direct financing lease receivables	5,119	6,459
	$6,448	$8,464

We recorded provisions for credit losses of less than $0.1 million for both the years ended December 29, 2010 and December 20, 2009, respectively.

Note 4.     Assets Held for Sale

Assets held for sale of $1.9 million as of December 29, 2010 included restaurants to be sold to franchisees. There were no assets held for sale as of December 30, 2009. Our Credit Facility (defined in Note 11) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of restaurant assets and restaurant operations to franchisees net of a voluntary $25.0 million annual exclusion. As of December 29, 2010 and December 30, 2009, no reclassification of long-term debt to current liabilities was required.

As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.1 million, $0.4 million and $2.4 million for the years ended December 29, 2010, December 30, 2009 and December 31, 2008, respectively. This expense is included as a component of operating gains, losses and other charges, net in our Consolidated Statements of Operations.

Note 5.     Property, Net

Property, net, consisted of the following:

	December 29, 2010	December 30, 2009
	(In thousands)
Land	$27,328	$28,966
Buildings and leasehold improvements	232,583	243,832
Other property and equipment	87,718	89,822
Total property owned	347,629	362,620
Less accumulated depreciation	230,928	243,387
Property owned, net	116,701	119,233
Buildings, vehicles, and other equipment held under capital leases	29,381	27,559
Less accumulated amortization	16,564	15,308
Property held under capital leases, net	12,817	12,251
Total property, net	$129,518	$131,484

Note 5.     Property, Net (continued)

The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 29, 2010	December 30, 2009
	(In thousands)
Land	$11,677	$10,973
Buildings and leasehold improvements	38,853	34,821
Total property owned, leased to franchisees	50,530	45,794
Less accumulated depreciation	34,398	30,672
Property owned, leased to franchisees, net	16,132	15,122
Buildings held under capital leases, leased to franchisees	15,644	15,227
Less accumulated amortization	10,047	9,360
Property held under capital leases, leased to franchisees, net	5,597	5,867
Total property leased to franchisees, net	$21,729	$20,989

Depreciation expense, including amortization of property under capital leases, for 2010, 2009 and 2008 was $24.5 million, $27.0 million and $34.0 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 11.

Note 6.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 29, 2010	December 30, 2009
	(In thousands)
Balance, beginning of year	$32,440	$34,609
Write-offs associated with sale of restaurants	(982)	(2,169)
Reclassification to assets held for sale	(150)	—
Balance, end of year	$31,308	$32,440

Goodwill and intangible assets were comprised of the following:

	December 29, 2010		December 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$31,308	$—	$32,440	$—

Intangible assets with indefinite lives:
Trade names	$42,493	$—	$42,454	$—
Liquor licenses	164	—	176	—
Intangible assets with definite lives:
Franchise and license agreements	46,088	36,769	50,787	38,397
Foreign license agreements	241	163	241	151
Intangible assets	$88,986	$36,932	$93,658	$38,548

Other assets with definite lives:
Software development costs	$33,673	$30,426	$32,806	$28,401

The $4.7 million decrease in franchise agreements primarily resulted from the removal of fully amortized agreements. The amortization expense for definite-lived intangibles and other assets for 2010, 2009 and 2008 was $5.1 million, $5.4 million and $5.7 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2011	$2,626
2012	2,262
2013	1,953
2014	1,398
2015	834

We performed an annual impairment test as of December 29, 2010 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 7.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 29, 2010	December 30, 2009
	(In thousands)
Accrued salaries and vacation	$16,056	$21,453
Accrued insurance, primarily current portion of liability for insurance claims	9,603	10,814
Accrued taxes	7,525	7,953
Accrued interest	4,152	4,845
Restructuring charges and exit costs	1,508	2,901
Accrued advertising	5,471	3,697
Other	13,370	12,978
Other current liabilities	$57,685	$64,641

Note 8.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands)
Gains on sales of assets and other, net	$(9,481)	$(19,429)	$(18,701)
Restructuring charges and exit costs	4,162	3,960	9,022
Impairment charges	375	986	3,295
Operating (gains), losses and other charges, net	$(4,944)	$(14,483)	$(6,384)

Gains on Sales of Assets

Proceeds and gains on sales of assets were comprised of the following:

	Fiscal Year Ended
	December 29, 2010		December 30, 2009		December 31, 2008
	Net Proceeds	Gains	Net Proceeds	Gains	Net Proceeds	Gains
	(In thousands)
Sales of restaurant operations and related real estate to franchisees	$9,758	$3,766	$30,309	$12,498	$35,520	$15,224
Sales of other real estate assets	9,142	5,592	14,014	6,695	4,691	3,354
Recognition of deferred gains	—	123	—	236	—	123
Total	$18,900	$9,481	$44,323	$19,429	$40,211	$18,701

During 2010, we recognized $3.8 million of gains on the sale of 24 restaurant operations to 14 franchisees for net proceeds of $9.8 million (which included a note receivable of $0.2 million). In addition, during 2010, we recognized $5.5 million of gains on real estate sold to franchisees. During 2009, we recognized $12.5 million of gains on the sale of 81 restaurant operations to 18 franchisees for net proceeds of $30.3 million (which included notes receivable of $3.5 million). In addition, during 2009, we recognized $4.6 million of gains on real estate sold to franchisees. During 2008, we recognized $15.2 million of gains on the sale of 79 restaurant operations to 22 franchisees for net proceeds of $35.5 million (which included notes receivable of $2.7 million). In addition, during 2008, we recognized $0.9 million of gains on real estate sold to franchisees. The remaining gains for the three periods resulted from the recognition of gains on the sale of other real estate assets and deferred gains.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs consist primarily of the costs of future obligations related to closed units and severance and other restructuring charges for terminated employees and were comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands)
Exit costs	$1,247	$698	$3,435
Severance and other restructuring charges	2,915	3,262	5,587
Total restructuring charges and exit costs	$4,162	$3,960	$9,022

Note 8.     Operating (Gains), Losses and Other Charges, Net (continued)

Severance and other restructuring charges of $2.9 million for 2010 resulted primarily from severance costs related to the departure of our Chief Executive Officer effective June 30, 2010. See Note 19. The $3.3 million of severance and other restructuring charges for 2009 primarily resulted from severance costs related to the departure of our Chief Operating Officer and Chief Marketing Officer during the fourth quarter. The $5.6 million of severance and other restructuring charges for 2008 primarily resulted from severance costs of $4.3 million recognized during the second quarter related to the reorganization to support our ongoing transition to a franchise-focused business model, which led to the elimination of approximately 70 positions.

The components of the change in accrued exit cost liabilities were as follows:

	December 29, 2010	December 30, 2009
	(In thousands)
Balance, beginning of year	$6,555	$9,239
Provisions for units closed during the year (1)	755	683
Changes in estimates of accrued exit costs, net (1)	492	15
Payments, net of sublease receipts	(3,275)	(4,098)
Reclassification of certain lease liabilities, net	(136)	—
Interest accretion	557	716
Balance, end of year	4,948	6,555
Less current portion included in other current liabilities	1,400	2,003
Long-term portion included in other noncurrent liabilities	$3,548	$4,552

(1)	Included as a component of operating gains, losses and other charges, net

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2011	$1,606
2012	1,116
2013	757
2014	630
2015	341
Thereafter	1,197
Total	5,647
Less imputed interest	699
Present value of exit cost liabilities	$4,948

The present value of exit cost liabilities is net of $3.8 million of existing sublease arrangements and $0.8 million related to properties for which we expect to enter into sublease agreements in the future. See Note 9 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed units.

As of December 29, 2010 and December 30, 2009, we had accrued severance and other restructuring charges of $0.1 million and $0.9 million, respectively.  The balance as of December 29, 2010 is expected to be paid during 2011.

Note 9.     Leases

Our operations utilize property, facilities and equipment leased from others. Buildings and facilities are primarily used for restaurants and support facilities. Many of our restaurants are operated under lease arrangements which generally provide for a fixed basic rent, and, in many instances, contingent rent based on a percentage of gross revenues. Initial terms of land and restaurant building leases generally are not less than 15 years exclusive of options to renew. Leases of other equipment consist primarily of restaurant equipment, computer systems and vehicles.

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable, of which the current portion is recorded in prepaid and other current assets and the long-term portion is recorded in other noncurrent assets in our Consolidated Balance Sheets, was as follows:

	December 29, 2010	December 30, 2009
	(In thousands)
Total minimum rents receivable	$17,969	$23,981
Estimated residual value of leased property (unguaranteed)	1,900	2,300
	19,869	26,281
Less unearned income	14,676	19,743
Net investment in direct financing leases receivable	$5,193	$6,538

Note 9.     Leases (continued)

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed units, at December 29, 2010 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Direct Financing	Operating
	(In thousands)
2011	$7,675	$38,731	$1,061	$34,119
2012	7,112	35,319	1,061	32,455
2013	5,887	31,012	1,061	30,638
2014	4,748	27,940	1,061	28,843
2015	3,217	24,166	1,061	25,855
Thereafter	8,961	112,976	12,664	150,387
Total	37,600	$270,144	$17,969	$302,297
Less imputed interest	14,503
Present value of capital lease obligations	$23,097

Rent expense and lease and sublease rental income are recorded as components of occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Operations and were comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands)
Rent expense:
Base rents	$42,575	$43,585	$43,405
Contingent rents	4,374	4,657	5,884
Total rental expense	$46,949	$48,242	$49,289
Rental income:
Base rents	$35,882	$34,265	$28,705
Contingent rents	2,660	3,299	3,660
Total rental income	$38,542	$37,564	$32,365
Net rent expense:
Base rents	$6,693	$9,320	$14,700
Contingent rents	1,714	1,358	2,224
Net rental expense	$8,407	$10,678	$16,924

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 29, 2010
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,926	$5,926	$—	$—	market approach
Total	$5,926	$5,926	$—	$—

	Fair Value Measurements as of December 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,721	$5,721	$—	$—	market approach
Total	$5,721	$5,721	$—	$—

Note 10.     Fair Value of Financial Instruments (continued)

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of December 29, 2010 and December 20, 2009, impaired assets related to underperforming units were written down to a fair value of $0 based on the income approach.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, before original issue discount and excluding capital lease obligations, was as follows:

	December 29, 2010	December 30, 2009
	(In thousands)
Book value:
Fixed rate long-term debt	$181	$175,257
Variable rate long-term debt	240,000	80,000
Long term debt excluding capital lease obligations	$240,181	$255,257

Estimate fair value:
Fixed rate long-term debt	$181	$179,194
Variable rate long-term debt	243,000	80,000
Long term debt excluding capital lease obligations	$243,181	$259,194

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 29, 2010 relates primarily to market quotations for our senior secured term loan. The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 30, 2009 relates primarily to market quotations for our 10% Senior Notes due 2012 (the "10% Notes"). During 2010, we completed a tender offer on the 10% Notes. See Note 11.

Note 11.     Long-Term Debt

Long-term debt consisted of the following:

	December 29, 2010	December 30, 2009
	(In thousands)
New Credit Facility:
Revolver loans outstanding due September 30, 2015	$—	$—
Term loans due September 30, 2016	240,000	—
Old Credit Facility (repaid during the year ended December 29, 2010):
Revolver loans outstanding due December 15, 2011	—	—
Term loans due March 31, 2012	—	80,000
Notes and debentures (repaid during the year ended December 29, 2010):
10% Senior Notes due October 1, 2012, interest payable semi-annually	—	175,000
Other notes payable, maturing 1/1/2013, payable in monthly installments with an interest rate of 9.17%	181	257
Capital lease obligations	23,097	23,409
Total long-term debt	263,278	278,666
Unamortized discount	(3,455)	—
Total long-term debt, net	259,823
Less current maturities and mandatory prepayments	6,692	4,625
Noncurrent portion of long-term debt	$253,131	$274,041

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 9), at December 29, 2010 are as follows:

(In thousands)
2011	$2,583
2012	2,590
2013	2,508
2014	2,500
2015 and thereafter	230,000
Total long-term debt, excluding capital lease obligations	$240,181

Refinancing of Credit Facility and Tender Offer

On September 30, 2010, our subsidiaries Denny’s, Inc. and Denny’s Realty, LLC, (the “Borrowers”), refinanced our then existing credit facility (the “Old Credit Facility”) and entered into an amended and restated senior secured credit agreement in an aggregate principal of $300 million (the “New Credit Facility”). The New Credit Facility consists of a $50 million five year senior secured revolver (with a $30 million letter of credit sublimit) and a $250 million six year senior secured term loan.

Note 11.     Long-Term Debt (continued)

A commitment fee of 0.625% is paid on the unused portion of the revolving credit facility. Interest on the New Credit Facility was initially payable at per annum rates equal to LIBOR plus 475 basis points with a LIBOR floor of 1.75%. The term loan was issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID is being amortized into interest expense over the life of the term loan using the effective interest rate method. The New Credit Facility includes an accordion feature that would allow the Borrowers to increase the size of the facility by $25 million subject to lender approval. The maturity date for the revolver is September 30, 2015. The maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments equal to approximately 1% per annum with all remaining amounts due on the maturity date. Mandatory prepayments will be required under certain circumstances and we will have the option to make certain prepayments under the New Credit Facility.

Proceeds from the New Credit Facility were used principally to repurchase or redeem the $175 million aggregate principal amount of our 10% Senior Notes due 2012 (the "10% Notes") through a tender offer and subsequent redemption of the 10% Notes not tendered by noteholders pursuant to the tender offer and to repay the $65 million term loan under the Old Credit Facility. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries.

The New Credit Facility includes certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures. These covenants are substantially similar to those that were contained in the Old Credit Facility.

As a result of the debt refinancing, we recorded $4.5 million of losses on early extinguishment of debt, consisting primarily of $1.8 million of transaction costs, $1.8 million from the write-off of deferred financing costs and other costs related to the tender offer. These losses are included as a component of other nonoperating expense in the Consolidated Statements of Operations.

As of December 29, 2010, we had an outstanding term loan of $236.5 million ($240.0 million less unamortized OID of $3.5 million) and outstanding letters of credit of $26.4 million under our revolving letter of credit facility. There were no revolving loans outstanding at December 29, 2010. These balances resulted in availability of $23.6 million under the revolving facility. The weighted-average interest rate under the term loan was 6.50%, 2.55% and 4.35% as of December 29, 2010, December 30, 2009 and December 31, 2008, respectively, prior to considering the impact of our interest rate swap as of December 31, 2008, as described in Note 12. Taking into consideration our interest rate swap, the weighted-average interest rate under the term loan was 6.36% as of December 31, 2008. The interest rate swap was terminated during the fourth quarter of 2009.  See Note 12.

Prior to refinancing our credit facility, during 2010, we paid $15.0 million (which included $14.6 million of prepayments and $0.4 million of scheduled payments) on the term loan in the Old Credit Facility through a combination of proceeds on sales of restaurant operations to franchisees, real estate and other assets, as well as cash generated from operations. As a result of these prepayments, we recorded less than $0.1 million of losses on early extinguishment of debt resulting from the write-off of deferred financing costs. These losses are included as a component of other nonoperating expense in our Consolidated Statements of Operations.

Also, during 2010, we paid $10.0 million (which included $9.4 million of prepayments and $0.6 million of scheduled payments) on the term loan in the New Credit Facility through a combination of proceeds on sales of restaurant operations to franchisees, real estate and other assets, as well as cash generated from operations. As a result of these prepayments, we recorded $0.2 million of losses on early extinguishment of debt resulting from the write-off of $0.1 million in deferred financing costs and $0.1 million in OID. These losses are included as a component of other nonoperating expense in our Consolidated Statements of Operations.

Note 12.     Derivative Financial Instruments

We may choose to utilize derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes.

Interest Rate Swaps

In 2007, we entered into an interest rate swap and designated it as a cash flow hedge.  Under the terms of the swap, we effectively fixed the interest rate on the first $150 million of our floating rate debt to 6.8925%. During 2007, we determined that a portion of the underlying cash flows related to the swap were no longer probable of occurring, which resulted in the discontinuance of hedge accounting. The losses included in accumulated other comprehensive income at that time were amortized to other nonoperating expense over the remaining term of the interest rate swap (through March 30, 2010). In 2008, we terminated $50 million of the notional amount of the interest rate swap, resulting in a $2.4 million cash payment that was made during 2008. In 2009, we terminated the remaining $100 million of the notional amount of the interest rate swap, resulting in a $1.3 million cash payment that was made in during 2009. There were no interest rate swaps outstanding as of December 29, 2010 or December 30, 2009.

Natural Gas Hedge Contracts

During 2008 and 2009, we entered into natural gas hedge contracts in order to limit our exposure to price increases for natural gas. These paid fixed/received floating agreements were based on NYMEX prices. As of December 29, 2010 and December 30, 2009, there were no outstanding contracts related to our natural gas purchases. Realized gains (losses) on the contracts were recorded as utility cost which is a component of other operating expenses. The contracts were not accounted for under hedge accounting, and therefore, changes in the contracts' fair value were recorded in other nonoperating expense. Under the terms of the natural gas hedge contracts, both parties may have been required to provide collateral related to any liability positions held.  As of December 29, 2010 and December 30, 2009, no collateral was held by the counterparty.

Note 12.     Derivative Financial Instruments (continued)

As of December 29, 2010 and December 30, 2009, there were no derivative instruments included in the Consolidated Balance Sheets.

The changes in fair value of the interest rate swap during 2009 were as follows:

(In thousands)
Fair value of the interest rate swap, December 31, 2008	$(4,545)
Change in the fair value of the interest rate swap (recorded in other nonoperating expense)	3,261
Termination of a portion of the swap	1,284
Fair value of the interest rate swap, December 30, 2009	$—

The gains (losses) recognized in our Consolidated Statements of Operations as a result of the interest rate swap and natural gas hedge contracts were as follows:

	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands)
Realized gains (losses):
Interest rate swap - included as a component of interest expense	$—	$(3,930)	$(1,402)
Natural gas contracts - included as a component of utility expense, which is included in other operating expenses	$—	$(1,484)	$(556)

Unrealized gains (losses) included as a component of nonoperating expense:
Interest rate swap	$(167)	$2,241	$(5,351)
Natural gas contracts	$—	$811	$(811)

The unrealized gains (losses) related to the interest rate swap include both the changes in the fair value of the swap and the amortization of losses previously recorded in accumulated other comprehensive income.

Note 13.     Employee Benefit Plans

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

Note 13.     Employee Benefit Plans (continued)

Defined Benefit Plans

The obligations and funded status for our pension plan and other defined benefit plans were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 29, 2010	December 30, 2009	December 29, 2010	December 30, 2009
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$58,830	$57,298	$2,424	$2,553
Service cost	375	390	—	—
Interest cost	3,431	3,452	139	151
Actuarial losses (gains)	3,838	1,018	125	98
Settlement loss	—	—	—	16
Benefits paid	(3,349)	(3,328)	(195)	(394)
Benefit obligation at end of year	$63,125	$58,830	$2,493	$2,424
Accumulated benefit obligation	$63,125	$58,830	$2,493	$2,424

Change in Plan Assets:
Fair value of plan assets at beginning of year	$51,128	$44,451	$—	$—
Actual return on plan assets	5,801	8,933	—	—
Employer contributions	—	1,072	195	394
Benefits paid	(3,349)	(3,328)	(195)	(394)
Fair value of plan assets at end of year	$53,580	$51,128	$—	$—

Reconciliation of Funded Status:
Funded status	$(9,545)	$(7,702)	$(2,493)	$(2,424)

The amounts recognized in the Consolidated Balance Sheets were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 29, 2010	December 30, 2009	December 29, 2010	December 30, 2009
	(In thousands)
Other current liabilities	$—	$—	$(302)	$(221)
Other noncurrent liabilities and deferred credits	(9,545)	(7,702)	(2,191)	(2,203)
Net amount recognized	$(9,545)	$(7,702)	$(2,493)	$(2,424)

The amounts recognized in accumulated other comprehensive income, that have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 29, 2010	December 30, 2009	December 29, 2010	December 30, 2009
	(In thousands)
Net loss	$(18,599)	(17,549)	(600)	(496)
Accumulated other comprehensive loss	$(18,599)	(17,549)	(600)	(496)
Cumulative employer contributions in excess of cost	9,054	9,847	(1,893)	(1,928)
Net amount recognized	$(9,545)	(7,702)	(2,493)	(2,424)

Note 13.     Employee Benefit Plans (continued)

During fiscal 2011, $1.0 million and less than $0.1 million of accumulated other comprehensive income will be recognized related to the pension plan and other defined benefit plans, respectively.

The components of the change in accumulated other comprehensive loss were as follows:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Pension Plan:
Balance, beginning of year	$(17,549)	$(23,307)
Benefit obligation actuarial gain (loss)	(3,838)	(1,018)
Net gain (loss)	1,873	5,469
Amortization of net loss	915	1,307
Balance, end of year	$(18,599)	$(17,549)

Other Defined Benefit Plans:
Balance, beginning of year	$(497)	$(427)
Benefit obligation actuarial gain (loss)	(125)	(98)
Net gain (loss)	—	13
Amortization of net loss	22	15
Balance, end of year	$(600)	$(497)

Minimum pension liability adjustments for 2010, 2009 and 2008 were an addition of $1.2 million, a reduction of $5.7 million and an addition of $12.9 million, respectively. Accumulated other comprehensive losses of $19.2 million and $18.0 million related to minimum pension liability adjustments are included as a component of accumulated other comprehensive income (loss) in our Consolidated Statement of Shareholders' Deficit and Comprehensive Income (Loss) for the years ended December 29, 2010 and December 30, 2009, respectively.

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands)
Pension Plan:
Service cost	$375	$390	$350
Interest cost	3,431	3,452	3,388
Expected return on plan assets	(3,928)	(3,464)	(3,877)
Amortization of net loss	915	1,307	601
Net periodic benefit cost	$793	$1,685	$462

Other comprehensive (income) loss	$1,050	$(5,758)	$12,982

Other Defined Benefit Plans:
Service cost	$—	$—	$—
Interest cost	138	151	194
Amortization of net loss	22	15	19
Settlement loss recognized	—	29	58
Net periodic benefit cost	$160	$195	$271

Other comprehensive (income) loss	$103	$70	$(39)

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2010, 2009 and 2008 were $1.0 million, $1.9 million and $0.7 million, respectively.

Assumptions

Because our pension plan was closed to new participants as of December 31, 1999, and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2010, 2009 or 2008. Weighted-average assumptions used to determine benefit obligations were as follows:

	December 29, 2010	December 30, 2009
Discount rate	5.42%	5.99%
Measurement date	12/29/10	12/30/09

Note 13.     Employee Benefit Plans (continued)

Weighted-average assumptions used to determine net periodic pension cost were as follows:

	December 29, 2010	December 30, 2009	December 31, 2008
Discount rate	5.99%	6.19%	6.57%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Measurement date	12/29/10	12/30/09	12/31/08

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

Plan Assets

The investment policy of our pension plan is based on an evaluation of our ability and willingness to assume investment risk in light of the financial and benefit-related goals objectives deemed to be prudent by the fiduciaries of our pension plan assets. These objectives include, but are not limited to, earning a rate of return over time to satisfy the benefit obligation, managing funded status volatility, and maintaining sufficient liquidity. As of December 29, 2010, the strategic target asset allocation is 60% equity securities (diversified between domestic and international holdings) and 40% fixed income securities (diversified between corporate and government holdings and generally long duration).

We review the strategic asset allocation periodically to determine the appropriate balance between cost and risk, taking into account the regulatory funding requirements and the nature of our pension plan's liabilities. We monitor the competitive performance versus market benchmarks and rebalance to target allocations if necessary on a quarterly basis.

The fair values of our pension plan assets were as follows:

	Fair Value Measurements as of December 29, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$690	$—	$690	$—
Equity securities:
U.S. large-cap (a)	14,368	14,368	—	—
U.S. mid-cap (b)	4,240	4,240	—	—
U.S. small-cap (c)	1,055	1,055	—	—
International large-cap	8,542	8,542	—	—
Fixed income securities:
U.S. Treasuries	2,397	2,397	—	—
Corporate bonds (d)	18,878	18,878	—	—
Other types of investments:
Commingled funds (e)	3,410	—	3,410	—
Total	$53,580	$49,480	$4,100	$—

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

Note 13.     Employee Benefit Plans (continued)

	Fair Value Measurements as of December 30, 2009
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

(b)	This category includes both a mid-growth fund with the objective of outperforming the Russell Mid Cap Growth Index and a mid-value fund investing in diverse industries.
(c)	This category includes both a small-value fund and a small-growth fund investing in diverse industries.
(d)	This category includes intermediate and long-term investment grade bonds from diverse industries.
(e)	This category represents a fund of well diversified hedged mutual funds with the objective of providing a low-volatility means to access equity-like returns.

Following is a description of the valuation methodologies used for assets measured at fair value.

●	Equity Securities and Fixed Income Securities: Valued at the net asset value (“NAV”) of shares held by the pension plan at year-end. The NAV is a quoted price in an active market.

●	Cash Equivalents and Commingled Funds: Valuation determined by the trustee of the money market funds and commingled funds based on the fair value of the underlying securities within the fund, which represent the NAV, a practical expedient to fair value, of the units held by the pension plan at year-end.

Contributions and Expected Future Benefit Payments

We did not make contributions to our qualified pension plan during 2010. We made contributions of $1.1 million to our qualified pension plan during the year ended December 30, 2009. We made contributions of $0.2 million and $0.4 million to our other defined benefit plans during the years ended December 29, 2010 and December 30, 2009, respectively. We expect to contribute $1.9 million and $0.3 million to our qualified pension plan and other defined benefit plans, respectively, during 2011. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2016 through 2020 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2011	$3,307	$302
2012	3,309	204
2013	3,349	252
2014	3,360	206
2015	3,414	182
2016 through 2020	19,338	1,052

Defined Contribution Plans

Eligible employees can elect to contribute 1% to 15% of their compensation to our 401(k) plan. As a result of certain IRS limitations, participation in a non-qualified deferred compensation plan is offered to certain employees. Under this deferred compensation plan, participants are allowed to defer 1% to 50% of their annual salary and 1% to 100% of their incentive compensation. Under both plans, we make matching contributions of up to 3% of compensation. Participants in the deferred compensation plan are eligible to participate in the 401(k) plan; however, due to the above referenced IRS limitations, they are not eligible to receive the matching contributions under the 401(k) plan. Under these plans, we made contributions of $1.4 million, $1.6 million and $1.9 million for 2010, 2009 and 2008, respectively.

Note 14.     Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss in our Consolidated Statements of Shareholders' Deficit and Comprehensive Loss were as follows:

	December 29, 2010	December 30, 2009
	(In thousands)
Additional minimum pension liability (Note 13)	$(19,199)	$(18,046)
Unrealized loss on interest rate swap (Note 12)	—	(167)
Accumulated other comprehensive loss	$(19,199)	$(18,213)

Note 15.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands)
Current:
Federal	$—	$(897)	$(542)
State, foreign and other	1,058	1,626	1,307
	1,058	729	765
Deferred:
Federal	235	525	2,408
State, foreign and other	88	146	349
	323	671	2,757
Provision for income taxes	$1,381	$1,400	$3,522

The federal provision for income taxes included the recognition of $0.7 million of current tax benefits related to the enactment of certain federal and state laws enacted for both the years ended December 30, 2009 and December 31, 2008. There was no such recognition during the year ended December 29, 2010.

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 29, 2010	December 30, 2009	December 31, 2008
Statutory provision (benefit) rate	35%	35%	35%
State, foreign, and other taxes, net of federal income tax benefit	3	3	5
Wage addback (deductions) on income tax credits earned (expired), net	(9)	—	(2)
Portion of net operating losses, temporary differences and unused income tax credits resulting from the establishment or reduction in the valuation allowance	(24)	(35)	(19)
Other	1	—	3
Effective tax rate	6%	3%	22%

During the years ended December 29, 2010, December 30, 2009 and December 31, 2008, the statutory provision rate included reductions of 24%, 35% and 19%, respectively, principally related to the reversal of valuation allowances associated with the utilization of net operating losses, temporary differences and alternative minimum tax credits. Specifically, during fiscal 2010, we recorded a $1.1 million, or 5%, increase related to net operating losses, a $7.2 million, or 30%, reduction related to temporary differences and a $0.3 million, or 1%, increase in other items. During fiscal 2009, we recorded a $6.6 million, or 15%, reduction related to net operating losses, an $8.2 million, or 19%, reduction related to temporary differences and a $0.9 million, or 1%, reduction related to alternative minimum taxes. During fiscal 2008, we recorded a $4.4 million, or 27%, reduction related to net operating losses, a $0.9 million, or 5%, reduction related to temporary differences, a $0.5 million, or 3%, reduction related to alternative minimum taxes, a $2.0 million, or 13%, increase related to the utilization of deferred tax assets established in fresh start reporting, which was recorded as a reduction in the Company's goodwill upon utilization and a $0.5 million, or 3%, increase in other items.

Note 15.     Income Taxes (continued)

The following represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities:

	December 29, 2010	December 30, 2009
	(In thousands)
Deferred tax assets:
Lease liabilities	$265	$569
Self-insurance accruals	10,676	12,408
Capitalized leases	4,111	4,463
Closed store liabilities	2,752	3,545
Fixed assets	17,758	22,767
Pension, other retirement and compensation plans	16,587	17,243
Other accruals	1,673	1,047
Future deductions on expired wage based credits	2,500	3,618
Alternative minimum tax credit carryforwards	12,376	12,307
General business credit carryforwards - state and federal	35,456	38,887
Net operating loss carryforwards - state	26,186	28,574
Net operating loss carryforwards - federal	8,964	7,302
Total deferred tax assets before valuation allowance	139,304	152,730
Less: valuation allowance	(126,621)	(138,951)
Deferred tax assets	12,683	13,779
Deferred tax liabilities:
Intangible assets	(26,023)	(26,795)
Total deferred tax liabilities	(26,023)	(26,795)
Net deferred tax liability	$(13,340)	$(13,016)

We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods. The valuation allowance decreased $12.3 million during the year ended December 29, 2010. The South Carolina net operating loss carryforwards represent 74% of the total state net operating loss carryforwards. During 2008, we utilized certain state NOL carryforwards whose valuation allowance was established in connection with fresh start reporting on January 7, 1998. For the year ended December 31, 2008, we recognized an increase of approximately $2.0 million of federal and state deferred tax expense with a corresponding reduction to goodwill in connection with fresh start reporting. In accordance with the 2009 adoption of the Codification’s guidance on business combinations any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting is recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

At December 29, 2010, we had available, on a consolidated basis, general business credit carryforwards of approximately $34.8 million, most of which expire between 2011 and 2029, and alternative minimum tax ("AMT") credit carryforwards of approximately $12.3 million, which never expire. We also had available regular NOL and AMT NOL carryforwards of approximately $31.1 million and $120.4 million, respectively, which expire between 2020 and 2030.

Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of our NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of our net unrealized built-in gains at the time of any ownership change recognized in that taxable year. Therefore, some of our tax attributes recorded in the gross deferred tax asset inventory may expire prior to their utilization. A valuation allowance was established for a significant portion of these deferred tax assets since it was our position that it was more-likely-than-not the tax benefit would not be realized from these assets. In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing a portion or all of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is not appropriate as of December 29, 2010, but may occur during 2011 or 2012. The required accounting for a release of the valuation allowance will involve significant tax amounts and will impact earnings in the quarter in which it is deemed appropriate to release the reserve. At December 29, 2010, the valuation allowance was approximately $126.6 million.

The reconciliation of changes in unrecognized tax benefits was as follows:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Balance, beginning of year	$1,513	$1,271
Increases attributable to tax positions taken during a prior year	—	242
Lapse of statute of limitations	(1,513)	—
Balance, end of year	$—	$1,513

We expect the unrecognized tax benefits to increase over the next twelve months by $0.1 to $0.2 million, none of which is expected to impact our effective rate. The expected increase is due to the timing of recognition on certain income items. As of and for the years ended December 29, 2010 and December 30, 2009, there were no interest and penalties recognized in our Consolidated Balance Sheet and Consolidated Statement of Operations.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. We remain subject to examination for U.S. federal taxes for 2007-2010 and in the following major state jurisdictions: California (2006-2010); Florida (2007-2010) and Texas (2006-2010).

Note 16.     Share-Based Compensation

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

The 2008 Omnibus Plan and the 2004 Omnibus Plan will be used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of these plans. There were originally 4.5 million shares reserved for issuance under the 2008 Omnibus Plan. There were originally 10.0 million shares reserved for issuance under the 2004 Omnibus Plan, plus a number of additional shares (not to exceed 1.5 million) underlying awards that were outstanding prior to the adoption of the 2004 Omnibus Plan pursuant to our other plans which thereafter cancel, terminate or expire unexercised for any reason. During 2010, we registered 1.5 million shares to be issued outside of these plans pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4). In 2010, a portion of these shares were used to grant options and restricted stock awards to our new Chief Operating Officer and new Chief Marketing Officer, as described below.

The Compensation and Incentives Committee of our Board or Directors, or our Board of Directors as a whole, has sole discretion to determine the terms and conditions of awards granted under such plans. Under the terms of options granted under the above referenced plans, generally, optionees who terminate for any reason other than cause, disability, retirement or death will be allowed 60 days after the termination date to exercise vested options. Vested options are generally exercisable for one year when termination is by a reason of disability, retirement or death. If termination is for cause, no option shall be exercisable after the termination date.

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008

Share-based compensation related to liability classified restricted stock units	$918	$1,104	$92
Share-based compensation related to equity classified awards:
Stock options	$1,072	$1,567	$1,817
Restricted stock units	533	1,687	1,980
Board deferred stock units	317	313	228
Total share-based compensation related to equity classified awards	1,922	3,567	4,025
Total share-based compensation	$2,840	$4,671	$4,117

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 29, 2010:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	8,302	$2.34
Granted	825	2.56
Exercised	(2,887)	1.40
Forfeited	(327)	3.82
Expired	—	—
Outstanding, end of year	5,913	2.76	4.28	$5,812
Exercisable, end of year	4,019	3.00	3.04	$3,414

The aggregate intrinsic value was calculated using the difference between the market price of our stock on December 29, 2010 and the exercise price for only those options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $5.6 million, $0.1 million and $1.1 million during the years ended December 29, 2010, December 30, 2009 and December 31, 2008, respectively.

The weighted average fair value per option of options granted during the years ended December 29, 2010, December 30, 2009 and December 31, 2008 was $1.31, $0.81 and $1.18, respectively.

Note 16.     Share-Based Compensation (continued)

At December 29, 2010 and December 30, 2009, approximately $15.7 million and $14.6 million, respectively, was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to stock options. As of December 29, 2010, we had approximately $1.2 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted average of 1.5 years.

Restricted Stock Units

The following table summarizes information about restricted stock units outstanding at December 29, 2010:

	Units	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	2,009	$3.47
Granted	619	2.29
Vested	(908)	3.54
Forfeited	(270)	3.47
Outstanding, end of year	1,450	2.92

In September 2010, we granted approximately 0.3 million performance-based restricted stock units as an employment incentive related to the hiring of our new Chief Operating Officer. As these awards contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The weighted average fair value per share was $2.18. The units will vest and be earned if the closing price of Denny’s common stock meets or exceeds set price hurdles for 20 consecutive days. The performance period is the five year period beginning September 13, 2010 and ending September 13, 2015. As of December 29, 2010 approximate 0.3 million performance-based restricted stock units were outstanding under this award.

In August 2010, we granted approximately 0.2 million performance-based restricted stock units as an employment incentive related to the hiring of our new Chief Marketing Officer. As these awards contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The weighted average fair value per share was $2.09. The units will vest and be earned if the closing price of Denny’s common stock meets or exceeds set price hurdles for 20 consecutive days. The performance period is the five year period beginning July 21, 2010 and ending July 21, 2015. As of December 29, 2010 approximate 0.2 million performance-based restricted stock units were outstanding under this award.

In June 2010, we granted two awards of less than 0.1 million restricted stock units to certain non-employee board members. One award had a grant date fair value of $2.72 and the other had a grant date fair value of $2.82. The units vest 12 months from the grant date and, based on the participant's election, are converted to shares of Denny's stock either upon vesting or upon the board member's separation from the Board of Directors. As of December 29, 2010 less than 0.1 million restricted stock units were outstanding under these awards.

In January 2010, we granted approximately 0.1 million performance shares and related performance-based target cash awards of $0.3 million to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $2.69 per share and the payout probability of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 29, 2010. The performance period is the three year fiscal period beginning December 31, 2009 and ending December 26, 2012. The performance shares and cash awards will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies. As of December 29, 2010, approximately 0.1 million performance shares and performance-based target cash awards of $0.3 million were outstanding under this award, respectively.

During 2009, we granted approximately 0.3 million performance shares and related performance-based target cash awards of $0.6 million to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $1.84 per share and the payout probability of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 30, 2009. The performance period is the three year fiscal period beginning January 1, 2009 and ending December 28, 2011. The performance shares and cash awards are earned and vest (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies. During the year ended December 29, 2010, in connection with the settlement with our former Chief Executive Officer (see Note 19), we paid less than $0.1 million (before taxes) in cash and issued less than 0.1 million shares of common stock, net of less than 0.1 million share that were used to pay taxes, related to his performance shares and cash award that vested as of June 30, 2010. As of December 29, 2010, approximately 0.1 million performance shares and performance-based target cash awards of $0.3 million were outstanding under this award, respectively.

During 2008, we granted approximately 1.2 million restricted stock units to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $2.56 per share. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the four fiscal quarters ending prior to July 16, 2009. These restricted units are earned and vest in 1/3 increments (from 50% to 120% of the target award for each such increment) based on the appreciation/(depreciation) of our common stock from the date of grant to each of three vesting periods (July 16, 2009, July 16, 2010 and July 16, 2011).  During the year ended December 29, 2010, we issued 0.1 million shares of common stock, net of less than 0.1 million shares that were used to pay taxes, related to the 0.2 million restricted stock units that vested on July 16, 2010. Also during the year ended December 29, 2010, in connection with the settlement with our former Chief Executive Officer (see Note 19), we issued 0.1 million shares of common stock, net of less than 0.1 million shares that were used to pay taxes, related to his restricted stock units that vested on June 30, 2010. During the year ended December 30, 2009, we issued 0.2 million shares of common stock, net of 0.1 million shares that were used to pay taxes, related to the 0.3 million restricted stock units that vested as of July 16, 2009. As of December 29, 2010, approximately 0.2 million of the restricted stock units were outstanding under this award.

Note 16.     Share-Based Compensation (continued)

During 2007, we granted approximately 0.6 million performance shares and 0.6 million performance units with a grant date fair value of $4.61 per share to certain employees. The awards were earned at 100% of the target award based on certain operating performance measures for fiscal 2007. The performance shares and units vest 15% as of December 26, 2007, 35% as of December 31, 2008 and 50% as of December 30, 2009. During the year ended December 29, 2010, we paid $0.9 million (before taxes) in cash and issued 0.2 million shares of common stock related to the 0.2 million performance units and 0.2 million performance shares that vested on December 30, 2009. During the year ended December 30, 2009, we paid $0.7 million (before taxes) in cash and issued 0.1 million shares of common stock related to the 0.1 million performance units and 0.1 million performance shares that vested on December 31, 2008. During the year ended December 31, 2008, we paid $0.4 million (before taxes) in cash and issued 0.1 million shares of common stock related to the 0.1 million performance units and 0.1 million performance shares that vested on December 26, 2007. As of December 29, 2010, there were no performance shares or units outstanding under this award.

In addition, during 2007, we granted approximately 0.1 million stock-settled restricted stock units and 0.1 million cash-settled restricted stock units with a grant date fair value of $4.55 per share to the Company's Chief Financial Officer. The stock-settled and cash-settled units vest in 20% annual increments between July 9, 2008 and July 9, 2012.  The vested stock-settled units will be paid in shares of common stock on July 9, 2012 and the vested cash-settled units will be paid in cash as of each vesting period, provided that he is then still employed with Denny's or an affiliate, previously terminated due to death or disability or previously terminated within two years following a change in control by the Company without cause or by grantee for good reason. During the year ended December 29, 2010, we paid less than $0.1 million (before taxes) in cash related to the cash-settled restricted stock units that vested on July 9, 2010. During the year ended December 30, 2009, we paid less then $0.1 million (before taxes) in cash related to the cash-settled restricted stock units that vested on July 9, 2009. During the year ended December 31, 2008, we paid less then $0.1 million (before taxes) in cash related to the cash-settled restricted stock units that vested on July 9, 2008. As of December 29, 2010, approximately 0.1 million and less than 0.1 million of the stock-settled restricted stock units and cash-settled restricted stock units were outstanding under this award, respectively.

During 2006, we granted approximately 0.4 million performance shares and 0.4 million performance units with a grant date fair value of $4.45 per share to certain employees. The awards were earned at 100% of the target award based on certain operating performance measures for fiscal 2006. The performance shares and units vested over a period of two years based on continued employment of the holder. During the year ended December 30, 2009, we paid $1.0 million (before taxes) in cash and issued 0.2 million share of common stock related to the 0.2 million performance units and 0.2 million performance shares that vested as of December 31, 2008. As of December 29, 2010 and December 30, 2009, there were no performance shares or units outstanding under this award.

During 2005, we granted approximately 0.3 million performance shares and 0.3 million performance units with a grant date fair value of $4.06 per share to certain employees. The awards are earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The annual periods ended June 30, 2006, 2007 and 2008. The first two incremental portions of the awards were not earned during the three annual periods, but will be considered earned after 5 years based on continued employment. The third incremental portion of the awards was earned on June 30, 2008. Once earned, the performance shares and units vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned performance shares and 50% of the earned performance units are paid. During the year ended December 29, 2010, we paid $0.1 million (before taxes) and issued less than 0.1 million shares of common stock related to the less than 0.1 million performance units and less than 0.1 million performance shares that vested as of June 30, 2010. During the year ended December 30, 2009, we paid $0.1 million (before taxes) in cash and issued less than 0.1 million shares of common stock related to the less than 0.1 million performance units and less than 0.1 million performance shares that vested as of June 30, 2009. As of December 29, 2010, approximately 0.1 million and 0.1 million of the performance shares and units were outstanding under this award, respectively.

During 2004, we granted approximately 1.7 million performance shares and 1.7 million performance units with a grant date fair value of $4.22 per share to certain employees. These awards are earned in 1/3 increments (from 0% to 100% of the target award for each such increment) based on the “total shareholder return” of our common stock over a 1-year performance period (measured as the increase of stock price plus reinvested dividends, divided by beginning stock price) as compared with the total shareholder return of a peer group of restaurant companies over the same period. The annual periods ended on June 30, 2005, 2006 and 2007. The first 1/3 of the award was earned on June 30, 2005.  The second 1/3 of the award was not earned on June 30, 2006, but was cumulatively earned on June 30, 2007. The third 1/3 of the award was not earned on June 30, 2007, but will be considered earned after 5 years based on continued employment. Once earned, the performance shares and units vest over a period of two years based on continued employment of the holder. On each of the first two anniversaries of the end of the performance period, 50% of the earned performance shares and 50% of the earned performance units are paid. During the year ended December 29, 2010, we paid $0.3 million (before taxes) in cash and issued 0.1 million shares of common stock related to the 0.1 million performance units and 0.1 million performance shares that vested as of June 30, 2010. During the year ended December 30, 2009, we paid $0.3 million (before taxes) in cash and issued 0.1 million shares of common stock related to the 0.1 million performance units and 0.1 million performance shares that vested as of June 30, 2009. During the year ended December 31, 2008, we paid $0.5 million (before taxes) in cash and issued 0.2 million shares of common stock related to the 0.2 million performance units and 0.2 million performance shares that vested as of June 30, 2008. As of December 29, 2010, approximately less than 0.1 million and less than 0.1 million of the performance shares and units were outstanding under this award, respectively.

At December 29, 2010, approximately $0.4 million and $0.4 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 29, 2010) and $4.3 million was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to the equity classified restricted stock units. At December 30, 2009, approximately $1.3 million and $0.5 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 30, 2009) and $5.2 million was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to the equity classified restricted stock units.

As of December 29, 2010, we had approximately $1.9 million of unrecognized compensation cost (approximately $0.4 million for liability classified units and approximately $1.5 million for equity classified units) related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 1.1 years.

Note 16.     Share-Based Compensation (continued)

Board Deferred Stock Units

Non-employee members of the Board of Directors are granted deferred stock units annually, as well as in return for attendance at non-regularly scheduled meetings of the Board of Directors or its Committees. The directors may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. As of December 29, 2010 and December 30, 2009, approximately 0.5 million and 0.3 million of these units were outstanding, respectively. As of December 29, 2010, we had approximately $0.1 million of unrecognized compensation cost related to deferred stock units, which is expected to be recognized during the first half of 2011.

Note 17.     Net Income Per Share

The net income per share was as follows:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$22,713	$41,554	$12,742
Denominator:
Denominator for basic net income per share - weighted-average shares	98,902	96,318	95,230
Effect of dilutive securities:
Options	1,302	1,274	2,141
Restricted stock units and awards	1,187	907	1,471
Denominator for diluted net income per share - adjusted weighted-average shares and assumed conversions of dilutive securities	101,391	98,499	98,842

Basic net income per share	$0.23	$0.43	$0.13
Diluted net income per share	$0.22	$0.42	$0.13

Stock options excluded (1)	2,238	5,606	3,413
Restricted stock units and awards excluded (1)	450	352	—

(1)	Excluded from diluted weighted-average shares outstanding as the impact would be antidilutive.

Note 18.     Share Repurchase

The New Credit Facility permits the payment of cash dividends and/or the purchase of Denny’s stock subject to certain limitations. In November 2010, the Board of Directors approved a share repurchase program authorizing us to repurchase up to 3.0 million shares of our Common Stock. Under the program, we may, from time to time, purchase shares through December 31, 2011 in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of December 29, 2010, we had repurchased 1,036,800 shares of Common Stock for approximately $3.9 million under the share repurchase program. The repurchased shares are included as treasury stock in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Deficit and Comprehensive Loss.

Note 19.     Commitments and Contingencies

On July 23, 2010, the Company received notice that Nelson Marchioli, our former Chief Executive Officer, had elected to arbitrate issues with respect to the settlement of any outstanding obligations related to his departure. On November 2, 2010, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with him related to his departure from the Company effective June 30, 2010. Pursuant to the terms of the Settlement Agreement Mr. Marchioli received (i) a lump sum from the Company in the amount of $2,250,000, (ii) performance-based incentive awards and outstanding stock option awards held by Mr. Marchioli, as of his departure from the Company, generally subject to the terms and conditions set forth in his May 1, 2009 employment agreement, as if Mr. Marchioli’s termination of employment was under circumstances constituting a “Termination without Cause” under the employment agreement, and (iii) any and all of Mr. Marchioli’s previously deferred compensation, together with any accrued interest or earnings valued as of December 31, 2010. The Settlement Agreement also contains mutual releases between the Company and Mr. Marchioli and confirms his resignation from the Board of Directors of Denny's Corporation effective as of June 30, 2010.

Note 19.     Commitments and Contingencies (continued)

During 2010, Denny's was selected as the full-service restaurant operator of choice for Pilot Travel Centers LLC ("Pilot"). Also, during the year, Pilot merged with Flying J Travel Centers ("Flying J") and is now named Pilot Flying J. We began converting former Flying J restaurant operations to Denny’s in July 2010 and as of December 29, 2010 had converted 100 sites, 21 of which operate as company restaurants and 79 of which operate as franchise restaurants. We are not party to the individual leases or debt agreements related to the restaurants operated by franchisees. However, we have guaranteed up to $2.0 million of lease payments to Pilot Flying J during the first five years of the related leases. Additionally, we have guaranteed debt payments to lenders under two separate loan pools for up to the lesser of $1.5 million or 10% of aggregate original principal amount of all loans under each loan pool. Our debt guarantees continue through the term of the related loan, which is generally five years. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 29, 2010, no events had occurred that caused us to make payments under the guarantees. As of December 29, 2010, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.5 million, respectively. As a result of these guarantees, we have recorded a liability of approximately $0.3 million, which is included as a component of other noncurrent liabilities and deferred credits in our Consolidated Balance Sheet as of December 29, 2010 and other nonoperating expense in our Consolidated Statement of Operations for the period ending December 29, 2010.

There are various other claims and pending legal actions against or indirectly involving us, including actions concerned with civil rights and safety of employees and guests, other employment related matters, taxes, sales of franchise rights and businesses and other matters. Based on our examination of these matters and our experience to date, we have recorded liabilities reflecting our best estimate of loss, if any, with respect to these matters. However, the ultimate disposition of these matters cannot be determined with certainty. We record legal settlement costs as other operating expenses in our Consolidated Statements of Operations as those costs are incurred.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments at December 29, 2010 under these contracts consist of the following:

Purchase Obligations
(In thousands)
Payments due by period:
Less than 1 year	$134,058
1-2 years	11,955
3-4 years	11,955
5 years and thereafter	4,482
Total	$162,450

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 20.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 29, 2010	December 30, 2009	December 31, 2008
	(In thousands)
Income taxes paid, net	$850	$610	$1,067
Interest paid	$25,277	$31,133	$34,858

Noncash investing activities:
Notes received in connection with disposition of property	$200	$3,665	$2,670
Accrued purchase of property	$1,953	$908	$1,011
Execution of direct financing leases	$526	$2,950	$4,287
Cancellation of direct financing leases	$469	$—	$—

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,511	$1,823	$1,268
Execution of capital leases	$3,480	$1,766	$5,242
Accrued deferred financing costs	$255	$—	$—

Note 21.     Related Party Transactions

During the past three years we sold company-owned restaurants to franchisees that are former employees, including former officers. We received cash proceeds of $1.5 million, $2.5 million and $5.1 million from these related party sales during 2010, 2009 and 2008, respectively. We recognized gains of $1.3 million and $0.8 million and losses of $2.0 million from these related party sales during 2010, 2009 and 2008, respectively.  In relation to these sales, we may enter into leases or subleases with the franchisees. These leases and subleases are entered into at fair market value.

Note 22.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2010 and 2009 are set forth below:

	Fiscal Year Ended December 29, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$107,783	$105,301	$107,171	$103,681
Franchise and licensing revenue	29,789	29,776	32,761	32,204
Total operating revenue	137,572	135,077	139,932	135,885
Total operating costs and expenses	126,369	122,173	122,997	121,759
Operating income	$11,203	$12,904	$16,935	$14,126

Net income	$4,588	$5,458	$9,934	$2,733

Basic net income per share (a)	$0.05	$0.05	$0.10	$0.03
Diluted net income per share (a)	$0.05	$0.05	$0.10	$0.03

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$135,576	$125,500	$116,579	$111,293
Franchise and licensing revenue	30,184	30,313	29,485	29,173
Total operating revenue	165,760	155,813	146,064	140,466
Total operating costs and expenses	153,840	138,367	127,429	116,038
Operating income	$11,920	$17,446	$18,635	$24,428

Net income	$4,307	$9,336	$10,033	$17,878

Basic net income per share (a)	$0.04	$0.10	$0.10	$0.19
Diluted net income per share (a)	$0.04	$0.09	$0.10	$0.18

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

 The fluctuations in net income during the fiscal 2010 and 2009 quarters relate primarily to the timing of the sale of company-owned restaurants to franchisees.

Note 23.     Subsequent Events

Credit Facility

On March 1, 2011, subsequent to fiscal year 2010, we completed a re-pricing of the New Credit Facility to reduce the interest rates under the facility. Interest on the New Credit Facility, as amended, is payable at per annum rates equal to LIBOR plus 375 basis points, with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver, compared with an interest rate of LIBOR plus 475 basis points and a LIBOR floor of 1.75% for both the revolver and the term loan prior to the re-pricing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2011

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer, President and Director	March 11, 2011
(John C. Miller)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Director	March 11, 2011
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	March 11, 2011
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Debra Smithart-Oglesby	Director and Chair of the Board of Directors	March 11, 2011
(Debra Smithart-Oglesby)

/s/ Gregg R. Dedrick	Director	March 11, 2011
(Gregg R. Dedrick)

/s/ Brenda J. Lauderback	Director	March 11, 2011
(Brenda J. Lauderback)

/s/ Robert E. Marks	Director	March 11, 2011
(Robert E. Marks)

/s/ Louis P. Neeb	Director	March 11, 2011
(Louis P. Neeb)

/s/ Donald C. Robinson	Director	March 11, 2011
(Donald C. Robinson)

/s/ Donald R. Shepherd	Director	March 11, 2011
(Donald R. Shepherd)

/s/ Laysha Ward	Director	March 11, 2011
(Laysha Ward)