Form 10-Q
period 2011-03-30
DENNYS CORP
filed 2011-05-03
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2011

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

Yes  ☐    No  ☑

As of April 28, 2011, 98,915,195 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$104,555	$107,783
Franchise and license revenue	31,250	29,789
Total operating revenue	135,805	137,572
Costs of company restaurant sales:
Product costs	25,635	25,692
Payroll and benefits	44,196	44,176
Occupancy	6,860	7,401
Other operating expenses	15,257	15,864
Total costs of company restaurant sales	91,948	93,133
Costs of franchise and license revenue	11,565	12,366
General and administrative expenses	14,139	13,074
Depreciation and amortization	7,188	7,373
Operating (gains), losses and other changes, net	(529)	423
Total operating costs and expenses	124,311	126,369
Operating income	11,494	11,203
Other expenses:
Interest expense, net	5,693	6,398
Other nonoperating expense (income), net	1,478	(12)
Total other expenses, net	7,171	6,386
Net income before income taxes	4,323	4,817
Provision for income taxes	199	229
Net income	$4,124	$4,588

Basic and diluted net income per share	$0.04	$0.05

Weighted average shares outstanding:
Basic	98,980	97,095
Diluted	101,362	100,153

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 30, 2011	December 29, 2010
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$19,171	$29,074
Receivables, less allowance for doubtful accounts of $387 and $207, respectively	15,266	17,280
Inventories	3,862	4,037
Assets held for sale	548	1,933
Prepaid and other current assets	10,293	10,162
Total Current Assets	49,140	62,486

Property, net of accumulated depreciation of $247,909 and $247,492, respectively	128,274	129,518

Other Assets:
Goodwill	31,308	31,308
Intangible assets, net	51,400	52,054
Deferred financing costs, net	7,581	5,286
Other noncurrent assets	29,065	30,554
Total Assets	$296,768	$311,206

Liabilities
Current Liabilities:
Current maturities of notes and debentures	$2,585	$2,583
Current maturities of capital lease obligations	4,213	4,109
Accounts payable	20,379	25,957
Other current liabilities	58,877	57,685
Total Current Liabilities	86,054	90,334

Long-Term Liabilities:
Notes and debentures, less current maturities, net of discount of $3,012 and $3,455, respectively	224,564	234,143
Capital lease obligations, less current maturities	19,009	18,988
Liability for insurance claims, less current portion	18,030	18,810
Deferred income taxes	13,351	13,339
Other noncurrent liabilities and deferred credits	38,017	39,304
Total Long-Term Liabilities	312,971	324,584
Total Liabilities	399,025	414,918

Commitments and contingencies

Shareholders' Deficit
Common stock $0.01 par value; authorized - 135,000; issued –101,818 and 100,073, respectively	1,018	1,001
Paid-in capital	553,383	548,490
Deficit	(625,990)	(630,114)
Accumulated other comprehensive loss, net of tax	(19,199)	(19,199)
	(90,788)	(99,822)
Treasury stock, at cost, 3,000 and 1,037 shares, respectively	(11,469)	(3,890)
Total Shareholders' Deficit	(102,257)	(103,712)
Total Liabilities and Shareholders' Deficit	$296,768	$311,206

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
 (Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 29, 2010	100,073	$1,001	(1,037)	$(3,890)	$548,490	$(630,114)	$(19,199)	$(103,712)
Comprehensive income:
Net income	—	—	—	—	—	4,124	—	4,124
Comprehensive income	—	—	—	—	—	4,124	—	4,124
Share-based compensation on equity classified awards	—	—	—	—	806	—	—	806
Purchase of treasury stock	—	—	(1,963)	(7,579)	—	—	—	(7,579)
Issuance of common stock for share-based compensation	19	—	—	—	—	—	—	—
Exercise of common stock options	1,726	17	—	—	4,087	—	—	4,104
Balance, March 30, 2011	101,818	$1,018	(3,000)	$(11,469)	$553,383	$(625,990)	$(19,199)	$(102,257)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Cash Flows from Operating Activities:
Net income	$4,124	$4,588
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	7,188	7,373
Operating (gains), losses and other charges, net	(529)	423
Amortization of deferred financing costs	292	259
Amortization of debt discount	144	—
Loss on early extinguishment of debt	1,717	26
Loss on interest rate swap	—	167
Deferred income tax expense	12	29
Share-based compensation	973	1,358
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	2,467	2,692
Inventories	175	352
Other current assets	(131)	(1,828)
Other assets	984	(1,380)
Increase (decrease) in liabilities:
Accounts payable	(1,333)	6,140
Accrued salaries and vacations	1,539	(5,822)
Accrued taxes	(265)	(275)
Other accrued liabilities	(157)	1,390
Other noncurrent liabilities and deferred credits	(2,607)	(826)
Net cash flows provided by operating activities	14,593	14,666

Cash Flows from Investing Activities:
Purchase of property	(5,770)	(3,164)
Proceeds from disposition of property	2,452	4
Collections on notes receivable	236	1,890
Net cash flows used in investing activities	(3,082)	(1,270)

Cash Flows from Financing Activities:
Long-term debt payments	(11,038)	(5,924)
Proceeds from exercise of stock options	4,104	3,116
Debt transaction costs	(770)	—
Deferred financing costs	(3,085)	—
Purchase of treasury stock	(7,579)	—
Net bank overdrafts	(3,046)	(3,372)
Net cash flows used in financing activities	(21,414)	(6,180)

(Decrease) increase in cash and cash equivalents	(9,903)	7,216

Cash and Cash Equivalents at:
Beginning of period	29,074	26,525
End of period	$19,171	$33,741

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation (Denny’s or the Company) is one of America’s largest family-style restaurant chains. At March 30, 2011, the Denny’s brand consisted of 1,665 restaurants, 1,439 (86%) of which were franchised/licensed restaurants and 226 (14%) of which were company-owned and operated.

The following table shows the unit activity for the quarter ended March 30, 2011 and March 31, 2010:

	Quarter Ended
	March 30, 2011	March 31, 2010
Company-owned restaurants, beginning of period	232	233
Units opened	5	4
Units sold to franchisees	(9)	—
Units closed	(2)	—
End of period	226	237

Franchised and licensed restaurants, beginning of period	1,426	1,318
Units opened	13	6
Units purchased from Company	9	—
Units closed	(9)	(2)
End of period	1,439	1,322
Total company-owned, franchised and licensed restaurants, end of period	1,665	1,559

Of the 18 units opened during the quarter ended March 30, 2011, five company-owned and seven franchise units represent conversions of restaurants at Pilot Flying J Travel Centers. Of the ten units opened during the quarter ended March 31, 2010, the four company-owned units represent conversions of restaurants at Pilot Flying J Travel Centers.

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 29, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2010. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 28, 2011.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Fair Value

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

Effective December 30, 2011, we adopted the disclosure requirements of ASU No. 2010-06 about purchases, sales, issuances and settlements relating to Level 3 measurements. The adoption did not have any impact on the disclosures included in our Condensed Consolidated Financial Statements.

Receivables

ASU  No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”

Effective December 30, 2011, we adopted the disclosure provisions of ASU No. 2010-20 requiring a rollforward of the allowance for credit losses and new disclosures about modifications. The adoption resulted in increased notes receivable disclosure, but did not have any impact on our Condensed Consolidated Financial Statements.

Goodwill

ASU  No. 2010-28, “ Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”

Effective December 30, 2011, we adopted ASU No. 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Accounting Standards to be Adopted

We reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to the our business or that no material effect is expected on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables, net were comprised of the following:

	March 30, 2011	December 29, 2010
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,859	$11,538
Notes receivable from franchisees and third parties	1,474	1,020
Vendor receivables	1,067	2,571
Credit card receivables	977	1,206
Other	1,276	1,152
Allowance for doubtful accounts	(387)	(207)
	$15,266	$17,280
Direct financing lease receivables (included as a component of prepaid and other current assets)	$74	$74

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees and third parties	$1,140	$1,329
Direct financing lease receivables	5,318	5,119
	$6,458	$6,448

We recorded provisions for credit losses of $0.2 million for the period ended March 30, 2011. We reversed provisions for credit losses of less than $0.1 million for the period ended March 31, 2010.

Note 4.     Assets Held for Sale

Assets held for sale of $0.5 million and $1.9 million as of March 30, 2011 and December 29, 2010, respectively, include restaurants and real estate to be sold to franchisees. We expect to sell each of these assets within 12 months. Our credit facility (as described in Note 8) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of restaurant assets and restaurant operations to franchisees, net of a voluntary $25.0 million annual exclusion. As of March 30, 2011 and December 29, 2010, no reclassification of long-term debt to current liabilities was necessary pursuant to this requirement. There were no impairment charges recognized related to assets held for sale for the quarters ended March 30, 2011 and March 31, 2010, respectively.

Note 5.    Goodwill and Other Intangible Assets

 The following table reflects the changes in carrying amounts of goodwill:

March 30, 2011
(In thousands)
Balance, beginning of year	$31,308
Adjustments associated with sale of restaurants	16
Reclassification to assets held for sale	(16)
Balance, end of period	$31,308

Goodwill and intangible assets were comprised of the following:

	March 30, 2011		December 29, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$31,308	$—	$31,308	$—

Intangible assets with indefinite lives:
Trade names	$42,495	$—	$42,493	$—
Liquor licenses	164	—	164	—
Intangible assets with definite lives:
Franchise and license agreements	43,155	34,489	46,088	36,769
Foreign license agreements	241	166	241	163
Intangible assets	$86,055	$34,655	$88,986	$36,932

Other assets with definite lives:
Software development costs	$33,742	30,957	$33,673	$30,426

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Gains on sales of assets and other, net	$(996)	$(210)
Restructuring charges and exit costs	467	633
Impairment charges	—	—
Operating (gains), losses and other charges, net	$(529)	$423

Gains on Sales of Assets

During the quarter ended March 30, 2011, we recognized $0.7 million of gains on the sale of nine restaurant operations to two franchisees for net proceeds of $3.0 million (which included notes receivable of $0.5 million). In addition, during the quarter ended March 30, 2011, we recognized deferred gains of $0.3 million, primarily related to a restaurant sold to a franchisee during a prior period. During the quarter ended March 31, 2010, we did not sell any restaurant operations to franchisees.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Exit costs	$362	$628
Severance and other restructuring charges	105	5
Total restructuring and exit costs	$467	$633

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 29, 2010	$4,948
Provisions for units closed during the year (1)	20
Changes in estimates of accrued exit costs, net (1)	342
Payments, net of sublease receipts	(585)
Interest accretion	115
Balance at March 30, 2011	4,840
Less current portion included in other current liabilities	1,519
Long-term portion included in other noncurrent liabilities	$3,321

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2011	$1,204
2012	1,260
2013	771
2014	634
2015	342
Thereafter	1,204
Total	5,415
Less imputed interest	575
Present value of exit cost liabilities	$4,840

As of March 30, 2011 and December 29, 2010, we had accrued severance and other restructuring charges of $0.1 million and $0.1 million, respectively. The balance as of March 30, 2011 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$4,791	$4,791	$—	$—	market approach
Total	$4,791	$4,791	$—	$—

	Fair Value Measurements as of March 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,374	$6,374	$—	$—	market approach
Total	$6,374	$6,374	$—	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of March 30, 2011 and March 31, 2010, there were no such nonrecurring measurements.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	March 30, 2011	December 29, 2010
	(In thousands)
Book value:
Fixed rate long-term debt	$161	$181
Variable rate long-term debt	230,000	240,000
Long term debt excluding capital lease obligations	$230,161	$240,181

Estimate fair value:
Fixed rate long-term debt	$161	$181
Variable rate long-term debt	231,150	243,000
Long term debt excluding capital lease obligations	$231,311	$243,181

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at March 30, 2011 and December 29, 2010 relates to market quotations for our senior secured term loan.

Note 8.     Long-Term Debt

Re-pricing of Credit Facility

On March 1, 2011, our subsidiaries Denny’s, Inc. and Denny’s Realty, LLC, amended our credit facility principally to take advantage of lower interest rates available in the current senior secured debt market. The credit facility, as amended, at March 1, 2011, was in an aggregate principal amount of $290 million consisting of a $50 million five year senior secured revolver (with a $30 million letter of credit sublimit) and a $240 million six year senior secured term loan. The credit facility includes an accordion feature that allows us to increase the size of the facility by $25 million subject to lender approval. On March 25, 2011, we used the credit facility’s accordion feature to increase the amount available under the revolver to $60 million.

A commitment fee of 0.625% is paid on the unused portion of the revolving credit facility. Interest on the credit facility is payable at per annum rates equal to LIBOR plus 375 basis points with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. The term loan was originally issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID is being amortized into interest expense over the life of the term loan using the effective interest rate method. The maturity date for the revolver is September 30, 2015. The maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments of $625,000 with all remaining amounts due on the maturity date. Mandatory prepayments will be required under certain circumstances and we will have the option to make certain prepayments under the credit facility.

The credit facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. The credit facility includes certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures.

As a result of this debt amendment, we recorded $1.4 million of losses on early extinguishment of debt, consisting primarily of $0.8 million of transaction costs, $0.4 million from the write-off of deferred financing costs and $0.2 million from the write-off of OID. These losses are included as a component of other nonoperating expense in the condensed Consolidated Statements of Operations.

During the quarter ended March 30, 2011, we paid $10.0 million (which included $9.4 million of prepayments and $0.6 million of scheduled payments) on the term loan in the Amended Credit Facility through a combination of proceeds on sales of restaurant operations to franchisees, real estate and other assets, as well as cash generated from operations. As a result of these prepayments, we recorded $0.3 million of losses on early extinguishment of debt resulting from the write-off of $0.2 million in deferred financing costs and $0.1 million in OID. These losses are included as a component of other nonoperating expense in our condensed Consolidated Statements of Operations.

As of March 30, 2011, we had an outstanding term loan of $227.0 million ($230.0 million less unamortized OID of $3.0 million) and outstanding letters of credit of $24.9 million under our revolving letter of credit facility. There were no revolving loans outstanding at March 30, 2011. These balances resulted in availability of $35.1 million under the revolving facility. We believe that our estimated cash flows from operations for 2011, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months. The weighted-average interest rate under the term loan was 5.25% and 6.50%, as of March 30, 2011 and December 29, 2010.

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	March 30, 2011	March 31, 2010	March 30, 2011	March 31, 2010
	(In thousands)
Service cost	$94	$94	$—	$—
Interest cost	832	858	32	35
Expected return on plan assets	(1,045)	(985)	—	—
Amortization of net loss	239	217	8	5
Net periodic benefit cost	$120	$184	$40	$40

We did not make any contributions to our qualified pension plan during the quarters ended March 30, 2011 and March 31, 2010. We made contributions of less than $0.1 million to our other defined benefit plans during both the quarters ended March 30, 2011 and March 31, 2010. We expect to contribute an additional $1.9 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2011.

Additional minimum pension liability of $19.2 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income as of March 30, 2011 and December 29, 2010.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$167	$724
Share-based compensation related to equity classified awards:
Stock options	$258	$310
Restricted stock units	440	303
Board deferred stock units	108	21
Total share-based compensation related to equity classified awards	806	634
Total share-based compensation	$973	$1,358

Stock Options

During the quarter ended March 30, 2011, we granted approximately 0.9 million stock options to certain employees. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the quarter ended March 30, 2011 was $1.98. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (i.e., forfeitures). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the quarter ended March 30, 2011:

Dividend yield	0.0%
Expected volatility	60.3%
Risk-free interest rate	2.02%
Weighted average expected term	4.7 years

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

As of March 30, 2011, we had approximately $2.4 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 2.1 years.

Restricted Stock Units

In February 2011, we granted approximately 0.2 million performance shares and related performance-based target cash awards of $0.7 million to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $4.63 per share and the payout probability of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 28, 2011. The performance period is the three year fiscal period beginning December 30, 2010 and ending December 25, 2013. The performance shares and cash awards will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies.

Also in February 2011, we granted approximately 0.2 million performance-based restricted stock units as an employment incentive related to the hiring of our new Chief Executive Officer. As these awards contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The weighted average fair value per share was $3.29. The units will vest and be earned if the closing price of Denny’s common stock meets or exceeds set price hurdles for 20 consecutive days. The performance period is the five year period beginning February 1, 2011 and ending February 1, 2016.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	March 30, 2011	December 29, 2010
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$665	$414
Other noncurrent liabilities	$281	$365

Equity classified restricted stock units:
Additional paid-in capital	$4,699	$4,259

As of March 30, 2011, we had approximately $3.3 million of unrecognized compensation cost (approximately $0.8 million for liability classified units and approximately $2.5 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.1 years.

Board Deferred Stock Units

During the quarter ended March 30, 2011, we granted less than 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $4.06 per unit to non-employee members of our Board of Directors. The directors may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the quarter ended March 30, 2011, less than 0.1 million deferred stock units were converted into shares of common stock.

Note 11.     Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income was $4.1 million and $4.8 million for the quarters ended March 30, 2011 and March 31, 2010, respectively.

Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss was comprised of additional minimum pension liability of $19.2 million as of both March 30, 2011 and December 29, 2010.

Note 12.     Income Taxes

The provision for income taxes was $0.2 million for both the quarter ended March 30, 2011 and the quarter ended March 31, 2010. The provision for income taxes for the first quarters of 2011 and 2010 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing all or a portion of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is not appropriate as of March 30, 2011, but may occur during 2011 or 2012. The required accounting for a release of the valuation allowance may result in a significant tax benefit and impact earnings in the quarter in which it is deemed appropriate to release all or a portion of the reserve.

Note 13.     Net Income Per Share

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$4,124	$4,588

Denominator:
Denominator for basic net income per share - weighted average shares	98,980	97,095
Effect of dilutive securities:
Options	1,273	1,877
Restricted stock units and awards	1,109	1,181
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	101,362	100,153

Basic and diluted net income per share	$0.04	$0.05

Stock options excluded (1)	2,088	3,068
Restricted stock units and awards excluded (1)	843	—

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 14.     Supplemental Cash Flow Information

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Income taxes paid, net	$163	$380
Interest paid	$8,031	$1,971

Noncash investing activities:
Notes received in connection with disposition of property	$500	$—
Execution of direct financing leases	$218	$—

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$40	$438
Execution of capital leases	$1,220	$760
Accrued deferred financing costs and debt transaction costs	$150	$—

Note 15.     Share Repurchase

Our credit facility permits the payment of cash dividends and/or the purchase of Denny’s stock subject to certain limitations. In November 2010, the Board of Directors approved a share repurchase program authorizing us to repurchase up to 3.0 million shares of our Common Stock. Under the program, we could, from time to time, purchase shares through December 31, 2011 in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the first quarter of 2011, we repurchased 2.0 million shares for approximately $7.6 million. As of March 30, 2011, we had repurchased 3.0 million shares of Common Stock for approximately $11.5 million under the share repurchase program, thus completing the program. The repurchased shares are included as treasury stock in the condensed Consolidated Balance Sheets and the condensed Consolidated Statements of Shareholders' Deficit and Comprehensive Loss.

On April 4, 2011, subsequent to quarter-end, we announced that the Board of Directors approved a new share repurchase program to repurchase up to an additional 6.0 million shares of our Common Stock. Under the new program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions.

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

Note 17.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure, other than disclosed elsewhere within the notes to the Condensed Consolidated Financial Statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of March 30, 2011 and results of operations for the quarter ended March 30, 2011 compared to the quarter ended March 31, 2010. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 29, 2010.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended
	March 30, 2011		March 31, 2010
	(Dollars in thousands)
Revenue:
Company restaurant sales	$104,555	77.0%	$107,783	78.3%
Franchise and license revenue	31,250	23.0%	29,789	21.7%
Total operating revenue	135,805	100.0%	137,572	100.0%

Costs of company restaurant sales (a):
Product costs	25,635	24.5%	25,692	23.8%
Payroll and benefits	44,196	42.3%	44,176	41.0%
Occupancy	6,860	6.6%	7,401	6.9%
Other operating expenses	15,257	14.6%	15,864	14.7%
Total costs of company restaurant sales	91,948	87.9%	93,133	86.4%

Costs of franchise and license revenue (a)	11,565	37.0%	12,366	41.5%

General and administrative expenses	14,139	10.4%	13,074	9.5%
Depreciation and amortization	7,188	5.3%	7,373	5.4%
Operating, (gains), losses and other charges, net	(529)	(0.4%)	423	0.3%
Total operating costs and expenses	124,311	91.5%	126,369	91.9%
Operating income	11,494	8.5%	11,203	8.1%
Other expenses:
Interest expense, net	5,693	4.2%	6,398	4.7%
Other nonoperating expense (income), net	1,478	1.1%	(12)	(0.0%)
Total other expenses, net	7,171	5.3%	6,386	4.6%
Net income before income taxes	4,323	3.2%	4,817	3.5%
Provision for income taxes	199	0.1%	229	0.2%
Net income	$4,124	3.0%	$4,588	3.3%

Other Data:
Company-owned average unit sales	$452		$458
Franchise average unit sales	$339		$342
Company-owned equivalent units (b)	231		235
Franchise equivalent units (b)	1,430		1,320
Same-store sales decrease (company-owned) (c)(d)	(1.3%)		(5.5%)
Guest check average (decrease) increase (d)	(0.1%)		0.1%
Guest count decrease (d)	(1.1%)		(5.6%)
Same-store sales decrease (franchised and licensed units) (c)(d)	(1.7%)		(6.3%)
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2011 comparable units.

Quarter Ended March 30, 2011 Compared with Quarter Ended March 31, 2010

Unit Activity

	Quarter Ended
	March 30, 2011	March 31, 2010
Company-owned restaurants, beginning of period	232	233
Units opened	5	4
Units sold to franchisees	(9)	—
Units closed	(2)	—
End of period	226	237

Franchised and licensed restaurants, beginning of period	1,426	1,318
Units opened	13	6
Units purchased from Company	9	—
Units closed	(9)	(2)
End of period	1,439	1,322
Total company-owned, franchised and licensed restaurants, end of period	1,665	1,559

Of the 18 units opened during the quarter ended March 30, 2011, five company-owned and seven franchise units represent conversions of restaurants at Pilot Flying J Travel Centers. Of the ten units opened during the quarter ended March 31, 2010, the four company-owned units represent conversions of restaurants at Pilot Flying J Travel Centers.

Company Restaurant Operations

During the quarter ended March 30, 2011, we incurred a 1.3% decrease in same-store sales, comprised of a 0.1% decrease in guest check average and a 1.1% decrease in guest counts. Company restaurant sales decreased $3.2 million, or 3.0%, primarily resulting from a four equivalent-unit decrease in company-owned restaurants, as compared to the prior year, and the decrease in same-store sales for the quarter. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 87.9% from 86.4%. Product costs increased to 24.5% from 23.8% primarily due to the impact of increased commodity costs and a high mix of value priced items. Payroll and benefits increased to 42.3% from 41.0% primarily as a result of an increase in incentive compensation and unfavorable workers' compensation claims development. Occupancy costs decreased to 6.6% from 6.9%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 30, 2011		March 31, 2010
	(Dollars in thousands)
Utilities	$4,389	4.2%	$4,651	4.3%
Repairs and maintenance	1,842	1.8%	1,944	1.8%
Marketing	3,841	3.7%	4,302	4.0%
Legal settlement costs	77	0.1%	123	0.1%
Other direct costs	5,108	4.9%	4,844	4.5%
Other operating expenses	$15,257	14.6%	$15,864	14.7%

Marketing costs decreased 0.3 percentage points primarily as a result of the additional corporate investment in media in the prior year period. Other direct costs increased 0.4 percentage points primarily as a result of expenses related to new store openings.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 30, 2011		March 31, 2010
	(Dollars in thousands)
Royalties	$19,294	61.7%	$17,994	60.4%
Initial and other fees	905	2.9%	433	1.5%
Occupancy revenue	11,051	35.4%	11,362	38.1%
Franchise and license revenue	31,250	100.0%	29,789	100.0%

Occupancy costs	8,560	27.4%	8,678	29.1%
Other direct costs	3,005	9.6%	3,688	12.4%
Costs of franchise and license revenue	$11,565	37.0%	$12,366	41.5%

Royalties increased by $1.3 million, or 7.2%, primarily resulting from a 110 equivalent unit increase in franchised and licensed units, as compared to the prior year, partially offset by the effects of a 1.7% decrease in same-store sales. The increase in equivalent units primarily resulted from the conversion of 79 restaurants at Pilot Flying J Travel Centers during 2010. Initial fees increased by $0.5 million, or 109.0%. The increase in initial fees resulted from the higher number of restaurants opened by franchisees and the higher number of restaurants sold to franchisees during the current year quarter. The decrease in occupancy revenue of $0.3 million, or 2.7%, is primarily the result of the lease expirations and terminations where the franchisee has obtained their own lease with the landlord and we are no longer party to the lease.

Costs of franchise and license revenue decreased by $0.8 million, or 6.5%. The decrease in occupancy costs of $0.1 million, or 1.4% is primarily the result of lease expirations and terminations as described above. Other direct costs decreased by $0.7 million, or 18.5%, primarily as a result of franchise-related costs associated with our Super Bowl promotion in the prior year, partially offset by a $0.5 million one-time franchisee settlement.  As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 37.0% for the quarter ended March 30, 2011 from 41.5% for the quarter ended March 31, 2010.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Share-based compensation	$973	$1,358
Other general and administrative expenses	13,166	11,716
Total general and administrative expenses	$14,139	$13,074

The $0.4 million decrease in share-based compensation expense is primarily due to the adoption of lower cost share-based compensation plans during recent years. The $1.5 million increase in other general and administrative expenses is primarily the result of a $1.1 million increase in incentive compensation.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Depreciation of property and equipment	$5,281	$5,468
Amortization of capital lease assets	719	654
Amortization of intangible assets	1,188	1,251
Total depreciation and amortization expense	$7,188	$7,373

The overall decrease in depreciation and amortization expense is due to the sale of company-owned restaurants to franchisees during fiscal 2010.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Gains on sales of assets and other, net	$(996)	$(210)
Restructuring charges and exit costs	467	633
Impairment charges	—	—
Operating (gains), losses and other charges, net	$(529)	$423

During the quarter ended March 30, 2011, we recognized $0.7 million of gains on the sale of nine restaurant operations to two franchisees for net proceeds of $3.0 million (which included a note receivable of $0.5 million). In addition, during the quarter ended March 30, 2011, we recognized deferred gains of $0.3 million, primarily related to a restaurant sold to a franchisee during a prior period. During the quarter ended March 31, 2010, we did not sell any restaurant operations to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 30 2011	March 31, 2010
	(In thousands)
Exit costs	$362	$628
Severance and other restructuring charges	105	5
Total restructuring and exit costs	$467	$633

Operating income was $11.5 million for the quarter ended March 30, 2011 compared with $11.2 million for the quarter ended March 31, 2010.

Interest expense, net was comprised of the following:

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Interest on credit facilities	$3,715	$483
Interest on senior notes	—	4,363
Interest on capital lease liabilities	1,008	933
Letters of credit and other fees	553	389
Interest income	(302)	(450)
Total cash interest	4,974	5,718
Amortization of deferred financing costs	292	259
Amortization of debt discount	144	—
Interest accretion on other liabilities	283	421
Total interest expense, net	$5,693	$6,398

The decrease in interest expense resulted from a decrease in interest rates related to the 2010 refinancing and 2011 re-pricing of our credit facility, as well as debt reductions during 2010.

Other nonoperating expense (income), net was $1.5 million of expense for the quarter ended March 30, 2011 compared with other nonoperating income of less than $0.1 million for the quarter ended March 31, 2010. The increase in expense primarily resulted from the recognition of $1.4 million of losses on early extinguishment of debt related to the debt re-pricing.

The provision for income taxes was $0.2 million for both the quarter ended March 30, 2011 and the quarter ended March 31, 2010. The provision for income taxes for the first quarters of 2011 and 2010 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (NOL) generated in previous periods. In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing all or a portion of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is not appropriate as of March 30, 2011, but may occur during 2011 or 2012. The required accounting for a release of the valuation allowance may result in a significant tax benefit and impact earnings in the quarter in which it is deemed appropriate to release all or a portion of the reserve.

Net income was $4.1 million for the quarter ended March 30, 2011 compared with $4.6 million for the quarter ended March 31, 2010 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our credit facility (as described below) and, in recent years, cash proceeds from sales of restaurant operations to franchisees and sales of surplus properties, to the extent allowed by our credit facility. Principal uses of cash are operating expenses, capital expenditures and debt repayments.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Net cash provided by operating activities	$14,593	$14,666
Net cash used in investing activities	(3,082)	(1,270)
Net cash used in financing activities	(21,414)	(6,180)
Net (decrease) increase in cash and cash equivalents	$(9,903)	$7,216

We believe that our estimated cash flows from operations for 2011, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $3.1 million for the quarter ended March 30, 2011. These cash flows include capital expenditures of $5.8 million, partially offset by $2.5 million in proceeds from asset sales and collections of notes receivable of $0.2 million. Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 30, 2011	March 31, 2010
	(In thousands)
Facilities	$1,158	$1,142
New construction	4,106	1,140
Remodeling	301	136
Information technology	50	380
Strategic initiatives	4	9
Other	151	357
Capital expenditures	$5,770	$3,164

The increase in new construction is primarily the result of the conversion of restaurants at Pilot Flying J Travel Centers. We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments. Capital expenditures for fiscal 2011 are expected to be approximately $18 million, comprised primarily of costs related to the conversion of Pilot Flying J Travel Centers, facilities and new construction.

Cash flows used in financing activities were $21.4 million for the quarter ended March 30, 2011, which included long-term debt payments of $11.0 million, deferred financing costs of $3.1 million and stock repurchases of $7.6 million.

Our working capital deficit was $36.9 million at March 30, 2011 compared with $27.8 million at December 29, 2010. The increase in working capital deficit primarily related to a decrease in cash resulting from term loan prepayments made during the quarter ended March 30, 2011 of $9.4 million. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Re-pricing of Credit Facility

On March 1, 2011, our subsidiaries Denny’s, Inc. and Denny’s Realty, LLC, amended our credit facility principally to take advantage of lower interest rates available in the current senior secured debt market. The credit facility, as amended, at March 1, 2011, was in an aggregate principal amount of $290 million consisting of a $50 million five year senior secured revolver (with a $30 million letter of credit sublimit) and a $240 million six year senior secured term loan. The credit facility includes an accordion feature that allows us to increase the size of the facility by $25 million subject to lender approval. On March 25, 2011, we used the credit facility’s accordion feature to increase the amount available under the revolver to $60 million.

A commitment fee of 0.625% is paid on the unused portion of the revolving credit facility. Interest on the credit facility is payable at per annum rates equal to LIBOR plus 375 basis points with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. The term loan was originally issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID is being amortized into interest expense over the life of the term loan using the effective interest rate method. The maturity date for the revolver is September 30, 2015. The maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments of $625,000 with all remaining amounts due on the maturity date. Mandatory prepayments will be required under certain circumstances and we will have the option to make certain prepayments under the credit facility.

The credit facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. The credit facility includes certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures. We were in compliance with the terms of the credit facility as of March 30, 2011.

As of March 30, 2011, we had an outstanding term loan of $227.0 million ($230.0 million less unamortized OID of $3.0 million) and outstanding letters of credit of $24.9 million under our revolving letter of credit facility. There were no revolving loans outstanding at March 30, 2011. These balances resulted in availability of $35.1 million under the revolving facility. As of March 30, 2011, the weighted-average interest rate under the term loan was 5.25%.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 30, 2011, borrowings under the term loan and revolver bear interest at variable rates based on LIBOR plus a spread of 375 basis points per annum with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver.

Based on the levels of borrowings under the credit facility at March 30, 2011, if interest rates changed by 100 basis points, there would be no impact to our annual cash flow or our income before income taxes. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at March 30, 2011, taking into consideration the 1.50% LIBOR floor for the term loan. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors. The estimated fair value of our borrowings under the credit facility was approximately $231.2 million compared with a book value of $230.0 million at March 30, 2011. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Our other outstanding long-term debt bears fixed rates of interest.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended March 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Program (3)
	(In thousands, except per share amounts)
December 30, 2010 - January 26, 2011	1,000	$3.75	1,000	963
January 27, 2011 - February 23, 2011	231	3.86	231	732
February 24, 2011 - March 30, 2011	732	3.93	732	—
Total 2011	1,963	$3.83	1,963	—

(1)	Average price paid per share excludes commissions.
(2)
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

(3)
During the quarter ended March 30, 2011, we purchased 1,963,200 shares of Common Stock for an aggregate consideration of approximately $7.6 million, pursuant to the share repurchase program. This brought the total purchased under the previously-announced program to 3,000,000 shares of Common Stock for an aggregate consideration of approximately $11.5 million, completing the purchases under the program.

On April 4, 2011, subsequent to quarter-end, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. Under the new program, we may purchase our Common Stock from time to time in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Form of the 2011 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate

10.2	Written Description of the Denny's 2011 Long-Term Performance Incentive Program

10.3	Employment offer letter dated January 6, 2011 between Denny’s Corporation and John C. Miller

10.4	First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 1, 2011, among Denny's Inc. and Denny's Realty, LLC as the Borrowers, Denny's Corporation and DFO, LLC as Guarantors, each lender from time to time party hererto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation and F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny’s Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant's Chief Financial Officer.

DENNY'S CORPORATION

Date: May 3, 2011	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer