Form 10-Q
period 2011-06-29
DENNYS CORP
filed 2011-08-08
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2011

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

Yes  ☐    No  ☑

As of August 1, 2011, 97,323,951 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 29, 2011	June 30, 2010	June 29, 2011	June 30, 2010
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$104,021	$105,301	$208,576	$213,084
Franchise and license revenue	31,832	29,776	63,082	59,565
Total operating revenue	135,853	135,077	271,658	272,649
Costs of company restaurant sales:
Product costs	25,613	24,500	51,248	50,192
Payroll and benefits	42,419	43,363	86,615	87,539
Occupancy	6,793	6,908	13,653	14,309
Other operating expenses	15,329	15,994	30,586	31,858
Total costs of company restaurant sales	90,154	90,765	182,102	183,898
Costs of franchise and license revenue	11,085	11,123	22,650	23,489
General and administrative expenses	14,092	13,111	28,231	26,185
Depreciation and amortization	7,234	7,291	14,422	14,664
Operating (gains), losses and other charges, net	(419)	(117)	(948)	306
Total operating costs and expenses, net	122,146	122,173	246,457	248,542
Operating income	13,707	12,904	25,201	24,107
Other expenses:
Interest expense, net	4,901	6,514	10,594	12,912
Other nonoperating expense, net	268	570	1,746	558
Total other expenses, net	5,169	7,084	12,340	13,470
Net income before income taxes	8,538	5,820	12,861	10,637
Provision for income taxes	408	362	607	591
Net income	$8,130	$5,458	$12,254	$10,046

Basic and diluted net income per share	$0.08	$0.05	$0.12	$0.10

Weighted average shares outstanding:
Basic	98,421	99,263	98,700	98,179
Diluted	100,602	101,983	100,976	101,068

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 29, 2011	December 29, 2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$12,937	$29,074
Receivables, less allowance for doubtful accounts of $337 and $207, respectively	15,920	17,280
Inventories	3,644	4,037
Assets held for sale	671	1,933
Prepaid and other current assets	10,123	10,162
Total current assets	43,295	62,486

Property, net of accumulated depreciation of $248,757 and $247,492, respectively	125,399	129,518

Other assets:
Goodwill	31,218	31,308
Intangible assets, net	50,747	52,054
Deferred financing costs, net	7,010	5,286
Other noncurrent assets	28,993	30,554
Total assets	$286,662	$311,206

Liabilities
Current liabilities:
Current maturities of long-term debt	$2,586	$2,583
Current maturities of capital lease obligations	4,383	4,109
Accounts payable	23,327	25,957
Other current liabilities	52,941	57,685
Total current liabilities	83,237	90,334

Long-term liabilities:
Long-term debt, less current maturities, net of discount of $2,755 and $3,455, respectively	214,799	234,143
Capital lease obligations, less current maturities	19,131	18,988
Liability for insurance claims, less current portion	18,068	18,810
Deferred income taxes	13,373	13,339
Other noncurrent liabilities and deferred credits	37,577	39,304
Total long-term liabilities	302,948	324,584
Total liabilities	386,185	414,918

Commitments and contingencies

Shareholders' deficit
Common stock $0.01 par value; authorized - 135,000; June 29, 2011: 102,176 shares issued and 97,408 shares outstanding; December 29, 2010: 100,073 shares issued and 99,036 shares outstanding	1,022	1,001
Paid-in capital	554,979	548,490
Deficit	(617,860)	(630,114)
Accumulated other comprehensive loss, net of tax	(19,199)	(19,199)
Shareholders’ deficit before treasury stock	(81,058)	(99,822)
Treasury stock, at cost, 4,768 and 1,037 shares, respectively	(18,465)	(3,890)
Total Shareholders' Deficit	(99,523)	(103,712)
Total Liabilities and Shareholders' Deficit	$286,662	$311,206

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
 (Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 29, 2010	100,073	$1,001	(1,037)	$(3,890)	$548,490	$(630,114)	$(19,199)	$(103,712)
Comprehensive income:
Net income	—	—	—	—	—	12,254	—	12,254
Comprehensive income	—	—	—	—	—	12,254	—	12,254
Share-based compensation on equity classified awards	—	—	—	—	1,889	—	—	1,889
Purchase of treasury stock	—	—	(3,731)	(14,575)	—	—	—	(14,575)
Issuance of common stock for share-based compensation	126	1	—	—	(1)	—	—	—
Exercise of common stock options	1,977	20	—	—	4,601	—	—	4,621
Balance, June 29, 2011	102,176	$1,022	(4,768)	$(18,465)	$554,979	$(617,860)	$(19,199)	$(99,523)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$12,254	$10,046
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	14,422	14,664
Operating (gains), losses and other charges, net	(948)	306
Amortization of deferred financing costs	662	516
Amortization of debt discount	284	—
Loss on early extinguishment of debt	1,984	7
Loss on interest rate swap	—	167
Deferred income tax expense	34	93
Share-based compensation	2,149	1,249
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	1,929	2,344
Inventories	393	424
Other current assets	39	(3,040)
Other assets	182	(1,268)
Increase (decrease) in liabilities:
Accounts payable	137	(2,472)
Accrued salaries and vacations	553	(7,899)
Accrued taxes	79	(105)
Other accrued liabilities	(5,897)	(2,470)
Other noncurrent liabilities and deferred credits	(3,321)	(1,870)
Net cash flows provided by operating activities	24,935	10,692

Cash flows from investing activities:
Purchase of property	(8,854)	(6,310)
Proceeds from disposition of property	3,893	3,322
Collections on notes receivable	450	2,691
Net cash flows used in investing activities	(4,511)	(297)

Cash flows from financing activities:
Long-term debt payments	(22,084)	(16,793)
Proceeds from exercise of stock options	4,621	3,336
Debt transaction costs	(795)	—
Deferred financing costs	(3,247)	—
Purchase of treasury stock	(14,280)	—
Net bank overdrafts	(776)	(1,786)
Net cash flows used in financing activities	(36,561)	(15,243)

Decrease in cash and cash equivalents	(16,137)	(4,848)

Cash and cash equivalents at:
Beginning of period	29,074	26,525
End of period	$12,937	$21,677

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At June 29, 2011, the Denny’s brand consisted of 1,677 restaurants, 1,452 (87%) of which were franchised/licensed restaurants and 225 (13%) of which were company-owned and operated.

The following table shows the unit activity for the quarter and two quarters ended June 29, 2011 and June 30, 2010:

	Quarter Ended		Two Quarters Ended
	June 29, 2011	June 30, 2010	June 29, 2011	June 30, 2010
Company-owned restaurants, beginning of period	226	237	232	233
Units opened	1	—	6	4
Units sold to franchisees	(1)	(9)	(10)	(9)
Units closed	(1)	—	(3)	—
End of period	225	228	225	228

Franchised and licensed restaurants, beginning of period	1,439	1,322	1,426	1,318
Units opened	17	7	30	13
Units relocated	1	1	1	1
Units purchased from Company	1	9	10	9
Units closed (including units relocated)	(6)	(11)	(15)	(13)
End of period	1,452	1,328	1,452	1,328
Total restaurants, end of period	1,677	1,556	1,677	1,556

Of the 37 units opened and relocated during the two quarters ended June 29, 2011, six company-owned and 14 franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers. Of the 18 units opened and relocated during the two quarters ended June 30, 2010, four company-owned and one franchise unit represent conversions and openings of restaurants at Pilot Flying J Travel Centers.

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

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Fair Value

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

Effective December 30, 2010, we adopted the disclosure requirements of ASU No. 2010-06 about purchases, sales, issuances and settlements relating to Level 3 measurements. The adoption did not have any impact on the disclosures included in our Condensed Consolidated Financial Statements.

Receivables

ASU  No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”

Effective December 30, 2010, we adopted the disclosure provisions of ASU No. 2010-20 requiring a rollforward of the allowance for credit losses and new disclosures about modifications. The adoption resulted in increased notes receivable disclosure, but did not have any impact on our Condensed Consolidated Financial Statements.

Goodwill

ASU  No. 2010-28, “ Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”

Effective December 30, 2010, we adopted ASU No. 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Accounting Standards to be Adopted

Fair Value

ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

In May 2011, the FASB issued ASU 2011-04 to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We are required to adopt the provisions of this ASU in the first quarter of 2012. We do not believe the adoption will have a material impact on our Condensed Consolidated Financial Statements.

Comprehensive Income

ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income"

In May 2011, the FASB issued ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application. We are required to adopt the provisions of this ASU in the first quarter of 2012.  We do not believe the adoption will have a material impact on our Condensed Consolidated Financial Statements.

Note 3.     Receivables

Receivables were comprised of the following:

	June 29, 2011	December 29, 2010
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$11,011	$11,538
Notes receivable from franchisees and third parties	1,638	1,020
Vendor receivables	1,246	2,571
Credit card receivables	1,044	1,206
Other	1,318	1,152
Allowance for doubtful accounts	(337)	(207)
Total receivables	$15,920	$17,280
Direct financing lease receivables (included as a component of prepaid and other current assets)	$74	$74

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees and third parties	$810	$1,329
Direct financing lease receivables	5,300	5,119
Total noncurrent receivables	$6,110	$6,448

During the quarters ended June 29, 2011 and June 30, 2010, we reversed provisions for credit losses of $0.1 million and recorded provisions for credit losses of $0.1 million, respectively.  During both the two quarters ended June 29, 2011 and June 30, 2010, we recorded provisions for credit losses of $0.1 million.

 Note 4.     Assets Held for Sale

Assets held for sale of $0.7 million and $1.9 million as of June 29, 2011 and December 29, 2010, respectively, include restaurants and real estate to be sold to franchisees. We expect to sell each of these assets within 12 months. Our credit facility (as described in Note 8) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of restaurant assets and restaurant operations to franchisees, net of a voluntary $25.0 million annual exclusion. As of June 29, 2011 and December 29, 2010, no reclassification of long-term debt to current liabilities was necessary pursuant to this requirement. There were no impairment charges recognized related to assets held for sale for the quarters ended June 29, 2011 and June 30, 2010, respectively.

Note 5.    Goodwill and Other Intangible Assets

 The following table reflects the changes in carrying amounts of goodwill:

June 29, 2011
(In thousands)
Balance, beginning of year	$31,308
Adjustments associated with sale of restaurants	2
Reclassification to assets held for sale	(92)
Balance, end of period	$31,218

Goodwill and intangible assets were comprised of the following:

	June 29, 2011		December 29, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$31,218	$—	$31,308	$—

Intangible assets with indefinite lives:
Trade names	$42,499	$—	$42,493	$—
Liquor licenses	164	—	164	—
Intangible assets with definite lives:
Franchise and license agreements	43,155	35,143	46,088	36,769
Foreign license agreements	241	169	241	163
Intangible assets	$86,059	$35,312	$88,986	$36,932

Other assets with definite lives:
Software development costs	$33,819	$31,494	$33,673	$30,426

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2011	June 30, 2010	June 29, 2011	June 30, 2010
	(In thousands)
Gains on sales of assets and other, net	$(879)	$(1,266)	$(1,875)	$(1,476)
Restructuring charges and exit costs	402	1,149	869	1,782
Impairment charges	58	—	58	—
Operating (gains), losses and other charges, net	$(419)	$(117)	$(948)	$306

Gains on Sales of Assets

During the quarter ended June 29, 2011, we recognized a $0.2 million gain on the sale of one restaurant operation to a franchisee for net proceeds of $0.3 million. In addition, during the quarter ended June 29, 2011, we recognized a $0.7 million gain on the sale of a real estate asset. During the quarter ended June 30, 2010, we recognized $1.2 million of gains on the sale of nine restaurant operations to four franchisees for net proceeds of $3.0 million (which included a note receivable of $0.2 million).

During the two quarters ended June 29, 2011, we recognized $0.8 million of gains on the sale of ten restaurant operations to three franchisees for net proceeds of $3.3 million (which included a note receivable of $0.5 million). In addition, during the two quarters ended June 29, 2011, we recognized a $0.7 million gain on the sale of a real estate asset and $0.4 million of deferred gains, primarily related to a restaurant sold to a franchisee during a prior period. During the two quarters ended June 30, 2010, we recognized $1.2 million of gains on the sale of nine restaurant operations to four franchisees for net proceeds of $3.0 million (which included a note receivable of $0.2 million).

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2011	June 30, 2010	June 29, 2011	June 30, 2010
	(In thousands)
Exit costs	$251	$235	$613	$863
Severance and other restructuring charges	151	914	256	919
Total restructuring and exit costs	$402	$1,149	$869	$1,782

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 29, 2010	$4,948
Provisions for units closed during the year (1)	31
Changes in estimates of accrued exit costs, net (1)	582
Payments, net of sublease receipts	(1,181)
Interest accretion	227
Balance at June 29, 2011	4,607
Less current portion included in other current liabilities	1,464
Long-term portion included in other noncurrent liabilities	$3,143

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2011	$960
2012	1,237
2013	803
2014	675
2015	368
Thereafter	1,197
Total	5,240
Less imputed interest	633
Present value of exit cost liabilities	$4,607

As of both June 29, 2011 and December 29, 2010, we had accrued severance and other restructuring charges of $0.1 million.  The balance as of June 29, 2011 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 29, 2011
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$4,989	$4,989	$—	$—	market approach
Total	$4,989	$4,989	$—	$—

	Fair Value Measurements as of December 29, 2010
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,926	$5,926	$—	$—	market approach
Total	$5,926	$5,926	$—	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of June 29, 2011, there were no such nonrecurring measurements. As of December 29, 2010, impaired assets related to underperforming units were written down to a fair value of $0 based on the income approach.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	June 29, 2011	December 29, 2010
	(In thousands)
Book value:
Fixed rate long-term debt	$140	$181
Variable rate long-term debt	220,000	240,000
Long term debt excluding capital lease obligations	$220,140	$240,181

Estimate fair value:
Fixed rate long-term debt	$140	$181
Variable rate long-term debt	220,550	243,000
Long term debt excluding capital lease obligations	$220,690	$243,181

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at June 29, 2011 and December 29, 2010 relates to market quotations for our senior secured term loan.

Note 8.     Long-Term Debt

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC have a credit facility consisting of a $60 million senior secured revolver (with a $30 million letter of credit sublimit) and a senior secured term loan in an original principal amount of $240 million. As of June 29, 2011, we had an outstanding term loan of $217.2 million ($220.0 million less unamortized OID of $2.8 million) and outstanding letters of credit of $25.5 million under our revolving letter of credit facility. There were no revolving loans outstanding at June 29, 2011. These balances resulted in availability of $34.5 million under the revolving facility. The weighted-average interest rate under the term loan was 5.25% and 6.50%, as of June 29, 2011 and December 29, 2010.

During the first quarter of 2011, we amended our credit facility principally to take advantage of lower interest rates available in the senior secured debt market. Additionally, during the first quarter of 2011, we used the credit facility’s accordion feature, which allows us to increase the size of the facility up to $25 million subject to lender approval, to increase the amount available under the revolver from $50 million to $60 million.

A commitment fee of 0.625% is paid on the unused portion of the revolving credit facility. Interest on the credit facility is payable at per annum rates equal to LIBOR plus 375 basis points with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. The term loan was originally issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID is being amortized into interest expense over the life of the term loan using the effective interest rate method. The maturity date for the revolver is September 30, 2015. The maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments of $625,000 with all remaining amounts due on the maturity date. Mandatory prepayments will be required under certain circumstances and we have the option to make certain prepayments under the credit facility.

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

As a result of the debt amendment, during the first quarter of 2011, we recorded $1.4 million of losses on early extinguishment of debt, consisting primarily of $0.8 million of transaction costs, $0.4 million from the write-off of deferred financing costs and $0.2 million from the write-off of OID. These losses are included as a component of other nonoperating expense in the condensed Consolidated Statements of Operations.

During the quarter and two quarters ended June 29, 2011, we paid $10.0 million (which included $9.4 million of prepayments and $0.6 million of scheduled payments) and $20.0 million (which included $18.7 million of prepayments and $1.3 million of scheduled payments), respectively on the term loan under the credit facility through a combination of cash generated from operations and proceeds on sales of restaurant operations to franchisees, real estate and other assets. As a result of these prepayments, during the quarter ended June 29, 2011, we recorded $0.3 million of losses on early extinguishment of debt resulting from the write-off of $0.2 million in deferred financing costs and $0.1 million in OID. As a result of these prepayments, during the two quarters ended June 29, 2011, we recorded $0.6 million of losses on early extinguishment of debt resulting from the write-off of $0.4 million in deferred financing costs and $0.2 million in OID. These losses are included as a component of other nonoperating expense in our condensed Consolidated Statements of Operations.

We believe that our estimated cash flows from operations for 2011, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	June 29, 2011	June 30, 2010	June 29, 2011	June 30, 2010
	(In thousands)
Service cost	$73	$94	$—	$—
Interest cost	850	858	31	34
Expected return on plan assets	(1,046)	(979)	—	—
Amortization of net loss	263	240	8	6
Net periodic benefit cost	$140	$213	$39	$40

	Pension Plan		Other Defined Benefit Plans
	Two Quarters Ended		Two Quarters Ended
	June 29, 2011	June 30, 2010	June 29, 2011	June 30, 2010
	(In thousands)
Service cost	$167	$188	$—	$—
Interest cost	1,682	1,716	63	69
Expected return on plan assets	(2,091)	(1,964)	—	—
Amortization of net loss	502	457	16	11
Net periodic benefit cost	$260	$397	$79	$80

We made contributions of $0.4 million to our qualified pension plan during the two quarters ended June 29, 2011. We did not make any contributions to our qualified pension plan during the two quarters ended June 30, 2010. We made contributions of $0.1 million to our other defined benefit plans during both the two quarters ended June 29, 2011 and June 30, 2010. We expect to contribute an additional $1.5 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2011.

Additional minimum pension liability of $19.2 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss as of June 29, 2011 and December 29, 2010.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 29, 2011	June 30, 2010	June 29, 2011	June 30, 2010
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$93	$(513)	$260	$211
Share based compensation related to equity classified awards:
Stock options	$264	$225	$522	$535
Restricted stock units	636	105	1,076	408
Board deferred stock units	183	74	291	95
Total share-based compensation related to equity classified awards	1,083	404	1,889	1,038
Total share-based compensation	$1,176	$(109)	$2,149	$1,249

Stock Options

During the two quarters ended June 29, 2011, we granted approximately 0.9 million stock options to certain employees. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the two quarters ended June 29, 2011 was $1.98. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (i.e., forfeitures). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the two quarters ended June 29, 2011:

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

As of June 29, 2011, we had approximately $2.1 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 2.0 years.

Restricted Stock Units

In February 2011, we granted approximately 0.2 million performance shares and related performance-based target cash awards of $0.7 million to certain employees. Since these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $4.63 per share and the payout probability of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 28, 2011. The performance period is the three year fiscal period beginning December 30, 2010 and ending December 25, 2013. The performance shares and cash awards will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies.

Also in February 2011, we granted approximately 0.2 million performance-based restricted stock units as an employment incentive related to the hiring of our new Chief Executive Officer. Since these awards contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value. The weighted average fair value per share was $3.29. The units will vest and be earned if the closing price of Denny’s common stock meets or exceeds set price hurdles for 20 consecutive days. The performance period is the five year period beginning February 1, 2011 and ending February 1, 2016.

During the two quarters ended June 29, 2011, we issued 0.1 million shares of common stock, net of less than 0.1 million shares that were used to pay for taxes, related to restricted stock unit awards.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	June 29, 2011	December 29, 2010
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$633	$414
Other noncurrent liabilities	$307	$365

Equity classified restricted stock units:
Additional paid-in capital	$4,925	$4,259

As of June 29, 2011, we had approximately $2.5 million of unrecognized compensation cost (approximately $0.7 million for liability classified units and approximately $1.8 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.9 years.

Board Deferred Stock Units

During the two quarters ended June 29, 2011, we granted 0.2 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $4.00 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the two quarters ended June 29, 2011, less than 0.1 million deferred stock units were converted into shares of common stock.

Note 11.     Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income was $12.3 million and $10.2 million for the two quarters ended June 29, 2011 and June 30, 2010, respectively.

Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss was comprised of additional minimum pension liability of $19.2 million as of both June 29, 2011 and December 29, 2010.

Note 12.     Income Taxes

The provision for income taxes was $0.4 and $0.6 million for both the quarter and two quarters ended June 29, 2011 and the quarter and two quarters ended June 30, 2010. The provision for income taxes for the first two quarters of 2011 and 2010 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing all or a portion of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is not appropriate as of June 29, 2011, but may occur during 2011 or 2012. The required accounting for a release of the valuation allowance may result in a significant tax benefit and impact earnings in the quarter in which it is deemed appropriate to release all or a portion of the reserve.

Note 13.     Net Income Per Share

	Quarter Ended		Two Quarters Ended
	June 29, 2011	June 30, 2010	June 29, 2011	June 30, 2010
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$8,130	$5,458	$12,254	$10,046

Denominator:
Denominator for basic net income per share – weighted average shares	98,421	99,263	98,700	98,179
Effect of dilutive securities:
Options	998	1,235	1,139	1,585
Restricted stock units and awards	1,183	1,485	1,137	1,304
Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions of dilutive securities	100,602	101,983	100,976	101,068

Basic and diluted net income per share	$0.08	$0.05	$0.12	$0.10

Stock options excluded (1)	2,372	2,313	2,230	2,231
Restricted stock units and awards excluded (1)	538	—	747	—

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 14.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Income taxes paid, net	$737	$882
Interest paid	$12,705	$12,612

Noncash investing activities:
Notes received in connection with disposition of property	$500	$200
Execution of direct financing leases	$218	$—

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$450	$438
Execution of capital leases	$2,674	$2,084
Treasury stock payable	$294	$—

Note 15.     Share Repurchase

Our credit facility permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In November 2010, the Board of Directors approved a share repurchase program authorizing us to repurchase up to 3.0 million shares of our Common Stock. Under the program, we could, from time to time, purchase shares through December 31, 2011 in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the first quarter of 2011, we repurchased 2.0 million shares for approximately $7.6 million. As of March 30, 2011, we had repurchased 3.0 million shares of Common Stock for approximately $11.5 million under the share repurchase program, thus completing the program.

On April 4, 2011, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. Under the program, we could, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of June 29, 2011, we had repurchased 1.8 million shares of Common Stock for approximately $7.0 million under this share repurchase program.

Repurchased shares are included as treasury stock in the condensed Consolidated Balance Sheets and the condensed Consolidated Statements of Shareholders' Deficit and Comprehensive Loss.

Note 16.     Related Party Transactions

During the quarter and two quarters ended June 29, 2011, we sold a company-owned restaurant to a franchisee that is a former employee. We received cash proceeds of $0.3 million and recognized a gain of $0.2 million from this related party sales. In relation to this sale, we entered into a subleases with the franchisee at fair market value.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of June 29, 2011 and results of operations for the quarter and two quarters ended June 29, 2011 compared to the quarter and two quarters ended June 30, 2010. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 29, 2010.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 29, 2011		June 30, 2010		June 29, 2011		June 30, 2010
	(Dollars in thousands)
Revenue:
Company restaurant sales	$104,021	76.6%	$105,301	78.0%	$208,576	76.8%	$213,084	78.2%
Franchise and license revenue	31,832	23.4%	29,776	22.0%	63,082	23.2%	59,565	21.8%
Total operating revenue	135,853	100.0%	135,077	100.0%	271,658	100.0%	272,649	100.0%

Costs of company restaurant sales (a):
Product costs	25,613	24.6%	24,500	23.3%	51,248	24.6%	50,192	23.6%
Payroll and benefits	42,419	40.8%	43,363	41.2%	86,615	41.5%	87,539	41.1%
Occupancy	6,793	6.5%	6,908	6.6%	13,653	6.5%	14,309	6.7%
Other operating expenses	15,329	14.7%	15,994	15.2%	30,586	14.7%	31,858	15.0%
Total costs of company restaurant sales	90,154	86.7%	90,765	86.2%	182,102	87.3%	183,898	86.3%

Costs of franchise and license revenue (a)	11,085	34.8%	11,123	37.4%	22,650	35.9%	23,489	39.4%

General and administrative expenses	14,092	10.4%	13,111	9.7%	28,231	10.4%	26,185	9.6%
Depreciation and amortization	7,234	5.3%	7,291	5.4%	14,422	5.3%	14,664	5.4%
Operating (gains), losses and other charges	(419)	(0.3%)	(117)	(0.1%)	(948)	(0.3%)	306	0.1%
Total operating costs and expenses	122,146	89.9%	122,173	90.4%	246,457	90.7%	248,542	91.2%
Operating income	13,707	10.1%	12,904	9.6%	25,201	9.3%	24,107	8.8%
Other expenses:
Interest expense, net	4,901	3.6%	6,514	4.8%	10,594	3.9%	12,912	4.7%
Other nonoperating expense, net	268	0.2%	570	0.4%	1,746	0.6%	558	0.2%
Total other expenses, net	5,169	3.8%	7,084	5.2%	12,340	4.5%	13,470	4.9%
Net income before income taxes	8,538	6.3%	5,820	4.3%	12,861	4.7%	10,637	3.9%
Provision for income taxes	408	0.3%	362	0.3%	607	0.2%	591	0.2%
Net income	$8,130	6.0%	$5,458	4.0%	$12,254	4.5%	$10,046	3.7%

Other Data:
Company-owned average unit sales	$463		$448		$915		$906
Franchise average unit sales	$349		$339		$688		$681
Company-owned equivalent units (b)	224		235		228		235
Franchise equivalent units (b)	1,442		1,322		1,436		1,321
Same-store sales increase (decrease) (company- owned) (c)(d)	2.6%		(6.2%)		0.6%		(5.8%)
Guest check average increase (decrease) (d)	1.2%		(2.7%)		0.5%		(1.3%)
Guest count increase (decrease) (d)	1.4%		(3.7%)		0.1%		(4.6%)
Same-store sales increase (decrease) (franchised and licensed units) (c) (d)	1.8%		(5.9%)		0.0%		(6.1%)
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2011 comparable units.

Quarter Ended June 29, 2011 Compared with Quarter Ended June 30, 2010

Unit Activity

	Quarter Ended
	June 29, 2011	June 30, 2010
Company-owned restaurants, beginning of period	226	237
Units opened	1	—
Units sold to franchisees	(1)	(9)
Units closed	(1)	—
End of period	225	228

Franchised and licensed restaurants, beginning of period	1,439	1,322
Units opened	17	7
Units relocated	1	1
Units purchased from Company	1	9
Units closed (including units relocated)	(6)	(11)
End of period	1,452	1,328
Total restaurants, end of period	1,677	1,556

Of the 19 units opened and relocated during the quarter ended June 29, 2011, one company-owned and seven franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers. Of the eight units opened and relocated during the quarter ended June 30, 2010, one franchise unit represents the conversion of a restaurant at a Pilot Flying J Travel Center.

Company Restaurant Operations

During the quarter ended June 29, 2011, we realized a 2.6% increase in same-store sales, comprised of a 1.4% increase in guest counts and a 1.2% increase in guest check average. Company restaurant sales decreased $1.3 million, or 1.2%, primarily resulting from an 11 equivalent-unit decrease in company-owned restaurants, partially offset by the increase in same-store sales for the quarter. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 86.7% from 86.2%. Product costs increased to 24.6% from 23.3% primarily due to the impact of increased commodity costs. Payroll and benefits decreased to 40.8% from 41.2% primarily due to improved scheduling of restaurant staff and management, partially offset by an increase in performance based compensation and higher state unemployment taxes. Occupancy costs decreased to 6.5% from 6.6%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	June 29, 2011		June 30, 2010
	(Dollars in thousands)
Utilities	$4,590	4.4%	$4,391	4.2%
Repairs and maintenance	1,890	1.8%	1,999	1.9%
Marketing	3,971	3.8%	4,522	4.3%
Legal settlement costs	(14)	(0.0%)	77	0.1%
Other direct costs	4,892	4.7%	5,005	4.8%
Other operating expenses	$15,329	14.7%	$15,994	15.2%

Marketing decreased 0.5 percentage points primarily as a result of additional corporate investment in media in the prior year period.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	June 29, 2011		June 30, 2010
	(Dollars in thousands)
Royalties	$19,926	62.6%	$17,824	59.9%
Initial and other fees	708	2.2%	679	2.3%
Occupancy revenue	11,198	35.2%	11,273	37.8%
Franchise and license revenue	$31,832	100.0%	$29,776	100.0%

Occupancy costs	8,658	27.2%	8,642	29.0%
Other direct costs	2,427	7.6%	2,481	8.4%
Costs of franchise and license revenue	$11,085	34.8%	$11,123	37.4%

Royalties increased by $2.1 million, or 11.8%, primarily resulting from a 120 equivalent unit increase in franchised and licensed units, as compared to the prior year, and a 1.8% increase in same-store sales. The increase in equivalent units primarily resulted from the conversion of restaurants at Pilot Flying J Travel Centers during 2010 and 2011. Initial fees remained relatively constant, as the increase in fees from restaurant openings was offset by a decrease in fees from restaurants sold to franchisees during 2011. Occupancy revenue also remained relatively constant, as the increase due to the sale of restaurants to franchisees over the last 12 months was offset by the impact of lease expirations and terminations.

Costs of franchise and license revenue and its components, occupancy costs and other direct costs, remained relatively constant. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.8% for the quarter ended June 29, 2011 from 37.4% for the quarter ended June 30, 2010.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Share-based compensation	$1,176	$(109)
Other general and administrative expenses	12,916	13,220
Total general and administrative expenses	$14,092	$13,111

The $1.3 million increase in share-based compensation expense is primarily due to reductions in the prior year related to forfeitures, the adjustment of the liability classified restricted stock units to fair value and the issuance of employment inducement awards to certain employees. Other general and administrative expenses decreased $0.3 million. This decrease is primarily the result of $1.5 million in proxy contest costs incurred during the prior year period, partially offset by an increase in performance based and deferred compensation and an increase in headcount, including executive positions that were vacant in the prior year period.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Depreciation of property and equipment	$5,263	$5,328
Amortization of capital lease assets	778	691
Amortization of intangible assets	1,193	1,272
Total depreciation and amortization expense	$7,234	$7,291

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Gains on sales of assets and other, net	$(879)	$(1,266)
Restructuring charges and exit costs	402	1,149
Impairment charges	58	—
Operating (gains), losses and other charges, net	$(419)	$(117)

During the quarter ended June 29, 2011, we recognized gains of $0.9 million, primarily resulting from the sale of one restaurant operation to a franchisee and the sale of one real estate asset. During the quarter ended June 30, 2010, we recognized gains of $1.3 million, primarily resulting from the sale of nine restaurant operations to four franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Exit costs	$251	$235
Severance and other restructuring charges	151	914
Total restructuring and exit costs	$402	$1,149

Severance and other restructuring charges for the quarter ended June 30, 2010 includes $0.8 million related to the departure of the Company's former Chief Executive Officer.

Operating income was $13.7 million for the quarter ended June 29, 2011 compared with $12.9 million for the quarter ended June 30, 2010.

Interest expense, net was comprised of the following:

	Quarter Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Interest on credit facilities	$3,034	$444
Interest on senior notes	—	4,363
Interest on capital lease liabilities	944	1,046
Letters of credit and other fees	461	387
Interest income	(328)	(388)
Total cash interest	4,111	5,852
Amortization of deferred financing costs	370	258
Amortization of debt discount	140	—
Interest accretion on other liabilities	280	404
Total interest expense, net	$4,901	$6,514

The decrease in interest expense resulted from a decrease in interest rates related to the 2010 refinancing and 2011 re-pricing of our credit facility, as well as debt reductions during both years.

Other nonoperating expense, net was $0.3 million for the quarter ended June 29, 2011 compared with $0.6 million for the quarter ended June 30, 2010.

The provision for income taxes was $0.4 million for both the quarter ended June 29, 2011 and the quarter ended June 30, 2010. The provision for income taxes for the first quarters of 2011 and 2010 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (NOL) generated in previous periods. In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing all or a portion of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is not appropriate as of June 29, 2011, but may occur during 2011 or 2012. The required accounting for a release of the valuation allowance may result in a significant tax benefit and impact earnings in the quarter in which it is deemed appropriate to release all or a portion of the reserve.

Net income was $8.1 million for the quarter ended June 29, 2011 compared with $5.5 million for the quarter ended June 30, 2010 due to the factors noted above.

Two Quarters Ended June 29, 2011 Compared with Two Quarters Ended June 30, 2010

Unit Activity

	Two Quarters Ended
	June 29, 2011	June 30, 2010
Company-owned restaurants, beginning of period	232	233
Units opened	6	4
Units sold to franchisees	(10)	(9)
Units closed	(3)	—
End of period	225	228

Franchised and licensed restaurants, beginning of period	1,426	1,318
Units opened	30	13
Units relocated	1	1
Units purchased from Company	10	9
Units closed (including units relocated)	(15)	(13)
End of period	1,452	1,328
Total restaurants, end of period	1,677	1,556

Of the 37 units opened and relocated during the two quarters ended June 29, 2011, six company-owned and 14 franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers. Of the 18 units opened and relocated during the two quarters ended June 30, 2010, four company-owned and one franchise unit represent conversions and openings of restaurants at Pilot Flying J Travel Centers.

Company Restaurant Operations

During the two quarters ended June 29, 2011, we realized a 0.6% increase in same-store sales, comprised of a 0.5% increase in guest check average and a 0.1% increase in guest counts. Company restaurant sales decreased $4.5 million, or 2.1%, primarily resulting from a seven equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 87.3% from 86.3%. Product costs increased to 24.6% from 23.6% primarily due to the impact of increased commodity costs. Payroll and benefits increased to 41.5% from 41.1% primarily due to an increase in performance based compensation and unfavorable workers’ compensation claims development. Occupancy costs decreased to 6.5% from 6.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Two Quarters Ended
	June 29, 2011		June 30, 2010
	(Dollars in thousands)
Utilities	$8,979	4.3%	$9,042	4.2%
Repairs and maintenance	3,732	1.8%	3,944	1.9%
Marketing	7,812	3.7%	8,824	4.1%
Legal	63	0.0%	200	0.1%
Other direct costs	10,000	4.8%	9,848	4.6%
Other operating expenses	$30,586	14.7%	$31,858	15.0%

Marketing decreased 0.4 percentage points primarily as a result of additional corporate investment in media in the prior year period. Other direct costs increased 0.2 percentage points primarily as a result of expenses related to new store openings.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Two Quarters Ended
	June 29, 2011		June 30, 2010
	(Dollars in thousands)
Royalties	$39,220	62.2%	$35,818	60.1%
Initial fees	1,613	2.6%	1,112	1.9%
Occupancy revenue	22,249	35.3%	22,635	38.0%
Franchise and license revenue	$63,082	100.0%	$59,565	100.0%

Occupancy costs	17,218	27.3%	17,319	29.1%
Other direct costs	5,432	8.6%	6,170	10.3%
Costs of franchise and license revenue	$22,650	35.9%	$23,489	39.4%

Royalties increased by $3.4 million, or 9.5%, primarily resulting from the effects of a 115 equivalent-unit increase in franchised and licensed units, as compared to the prior year, and flat same-store sales. The increase in equivalent-units primarily resulted from the conversion of restaurants at Pilot Flying J Travel Centers during 2010 and 2011. Initial fees increased by $0.5 million, or 45.1%. The increase in initial fees resulted from the higher number of restaurants opened by franchisees during the current year period. The decrease in occupancy revenue of $0.4 million, or 1.7%, is primarily the result of lease expirations and terminations where the franchisee has obtained their own lease with the landlord and we are no longer party to the lease.

Costs of franchise and license revenue decreased by $0.8 million, or 3.6%. The decrease in occupancy costs of $0.1 million, or 0.6%, is primarily the result of lease expirations and termination as described above. Other direct costs decreased by $0.7 million, or 12.0%, primarily as a result of franchise-related costs associated with our Super Bowl promotion in the prior year, partially offset by a $0.5 million franchisee settlement. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 35.9% for the two quarters ended June 29, 2011 from 39.4% for the two quarters ended June 30, 2010.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Two Quarters Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Share-based compensation	$2,149	$1,249
General and administrative expenses	26,082	24,936
Total general and administrative expenses	$28,231	$26,185

The $0.9 million increase in share-based compensation expense is primarily due to the issuance of employment inducement awards to certain employees and reductions in the prior year related to forfeitures. Other general and administrative expenses increased $1.1 million.  This increase is primarily the result of an increase in performance based and deferred compensation and an increase in headcount, including executive positions that were vacant in the prior year period, partially offset by $2.0 million in proxy contest costs incurred during the 2010 period.

Depreciation and amortization is comprised of the following:

	Two Quarters Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Depreciation of property and equipment	$10,544	$10,796
Amortization of capital lease assets	1,497	1,345
Amortization of intangible assets	2,381	2,523
Total depreciation and amortization expense	$14,422	$14,664

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2010 and 2011.

Operating gains, losses and other charges, net are comprised of the following:

	Two Quarters Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Gains on sales of assets and other, net	$(1,875)	$(1,476)
Restructuring charges and exit costs	869	1,782
Impairment charges	58	—
Operating (gains), losses and other charges, net	$(948)	$306

During the two quarters ended June 29, 2011, we recognized gains of $1.9 million, primarily resulting from the sale of ten restaurant operations to three franchisees, the sale of one real estate asset and deferred gains related to a restaurant sold to a franchisee during a prior period. During the two quarters ended June 30, 2010, we recognized gains of $1.5 million, primarily resulting from the sale of nine restaurant operations to four franchisees.

 Restructuring charges and exit costs were comprised of the following:

	Two Quarters Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Exit costs	$613	$863
Severance and other restructuring charges	256	919
Total restructuring and exit costs	$869	$1,782

Severance and other restructuring charges for the two quarters ended June 30, 2010 includes $0.8 million related to the departure of the Company's former Chief Executive Officer.

Operating income was $25.2 million for the two quarters ended June 29, 2011 and $24.1 million for the two quarters ended June 30, 2010.

Interest expense, net is comprised of the following:

	Two Quarters Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Interest on credit facilities	$6,749	$927
Interest on senior notes	—	8,726
Interest on capital lease liabilities	1,952	1,979
Letters of credit and other fees	1,014	776
Interest income	(630)	(838)
Total cash interest	9,085	11,570
Amortization of deferred financing costs	662	517
Amortization of debt discount	284	—
Interest accretion on other liabilities	563	825
Total interest expense, net	$10,594	$12,912

The decrease in interest expense resulted from a decrease in interest rates related to the 2010 refinancing and 2011 re-pricing of our credit facility, as well as debt reductions during both years.

Other nonoperating expense, net was $1.7 million for the two quarters ended June 29, 2011 compared with $0.6 million for the two quarters ended June 30, 2010.

The provision for income taxes was $0.6 million for both the two quarters ended June 29, 2011 and the two quarters ended June 30, 2010. The provision for income taxes for the first two quarters of 2011 and 2010 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our NOL generated in previous periods. In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing all or a portion of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is not appropriate as of June 29, 2011, but may occur during 2011 or 2012. The required accounting for a release of the valuation allowance may result in a significant tax benefit and impact earnings in the quarter in which it is deemed appropriate to release all or a portion of the reserve.

Net income was $12.3 million for the two quarters ended June 29, 2011 compared with $10.0 million for the two quarters ended June 30, 2010 due to the factors noted above.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Net cash provided by operating activities	$24,935	$10,692
Net cash used in investing activities	(4,511)	(297)
Net cash used in financing activities	(36,561)	(15,243)
Net decrease in cash and cash equivalents	$(16,137)	$(4,848)

We believe that our estimated cash flows from operations for 2011, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $4.5 million for the two quarters ended June 29, 2011. These cash flows include capital expenditures of $8.9 million, partially offset by $3.9 million in proceeds from asset sales and $0.5 million of notes receivable collections. Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 29, 2011	June 30, 2010
	(In thousands)
Facilities	$2,527	$2,742
New construction	5,330	1,630
Remodeling	478	756
Information technology	105	597
Strategic initiatives	133	11
Other	281	574
Capital expenditures	$8,854	$6,310

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

Cash flows used in financing activities were $36.6 million for the two quarters ended June 29, 2011, which included long-term debt payments of $22.1 million, stock repurchases of $14.3 million and deferred financing costs of $3.2 million.

Our working capital deficit was $39.9 million at June 29, 2011 compared with $27.8 million at December 29, 2010. The increase in working capital deficit primarily related to a decrease in cash resulting from $18.7 million in term loan prepayments made during 2011. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

During the first quarter of 2011, we amended our credit facility principally to take advantage of lower interest rates available in the senior secured debt market. Additionally, during the first quarter of 2011, we used the credit facility’s accordion feature, which allows us to increase the size of the facility up to $25 million subject to lender approval, to increase the amount available under the revolver from $50 million to $60 million.

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

The credit facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. The credit facility includes certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures. We were in compliance with the terms of the credit facility as of June 29, 2011.

As of June 29, 2011, we had an outstanding term loan of $217.2 million ($220.0 million less unamortized OID of $2.8 million) and outstanding letters of credit of $25.5 million under our revolving letter of credit facility. There were no revolving loans outstanding at June 29, 2011. These balances resulted in availability of $34.5 million under the revolving facility. As of June 29, 2011, the weighted-average interest rate under the term loan was 5.25%.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 29, 2011, borrowings under the term loan and revolver bear interest at variable rates based on LIBOR plus a spread of 375 basis points per annum with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver.

Based on the levels of borrowings under the credit facility at June 29, 2011, if interest rates changed by 100 basis points, there would be no impact to our annual cash flow or our income before income taxes. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at June 29, 2011, taking into consideration the 1.50% LIBOR floor for the term loan. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors. The estimated fair value of our borrowings under the credit facility was approximately $220.6 million compared with a book value of $220.0 million at June 29, 2011. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Our other outstanding long-term debt bears fixed rates of interest.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended June 29, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Program (3)
	(In thousands, except per share amounts)
March 31, 2011 - April 27, 2011	—	$—	—	6,000
April 28, 2011 - May 25, 2011	868	3.93	868	5,132
May 26, 2011 - June 29, 2011	900	3.92	900	4,232
Total	1,768	$3.93	1,768

(1)	Average price paid per share excludes commissions.
(2)
On April 4, 2011, we announced that our Board of Directors had approved the repurchase of  up to 6 million shares of Common Stock (in addition to a previous 3 million share authorization completed in the first quarter), which may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or through negotiated transactions, subject to market and business conditions.

(3)	During the quarter ended June 29, 2011, we purchased 1,767,900 shares of Common Stock for an aggregate consideration of approximately $7.0 million, pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY'S CORPORATION

Date: August 5, 2011	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: August 5, 2011	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller