Form 10-Q
period 2011-09-28
DENNYS CORP
filed 2011-11-04
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2011

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

Yes  ☐    No  ☑

As of October 31, 2011, 96,362,731 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 28, 2011	September 29, 2010	September 28, 2011	September 29, 2010
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$104,659	$107,171	$313,235	$320,255
Franchise and license revenue	32,023	32,761	95,105	92,326
Total operating revenue	136,682	139,932	408,340	412,581
Costs of company restaurant sales:
Product costs	25,847	25,405	77,095	75,597
Payroll and benefits	41,261	41,533	127,876	129,072
Occupancy	6,928	7,097	20,581	21,406
Other operating expenses	15,851	17,158	46,437	49,016
Total costs of company restaurant sales	89,887	91,193	271,989	275,091
Costs of franchise and license revenue	10,747	12,009	33,397	35,498
General and administrative expenses	13,335	14,375	41,566	40,560
Depreciation and amortization	6,955	7,320	21,377	21,984
Operating (gains), losses and other charges, net	1,791	(1,900)	843	(1,594)
Total operating costs and expenses	122,715	122,997	369,172	371,539
Operating income	13,967	16,935	39,168	41,042
Other expenses:
Interest expense, net	4,796	6,394	15,390	19,306
Other nonoperating expense, net	780	188	2,526	746
Total other expenses, net	5,576	6,582	17,916	20,052
Net income before income taxes	8,391	10,353	21,252	20,990
Provision for income taxes	406	419	1,013	1,010
Net income	$7,985	$9,934	$20,239	$19,980

Net income per share:
Basic	$0.08	$0.10	$0.21	$0.20
Diluted	$0.08	$0.10	$0.20	$0.20

Weighted average shares outstanding:
Basic	96,997	99,579	98,132	98,646
Diluted	98,746	101,305	100,203	101,264

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 28, 2011	December 29, 2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$14,947	$29,074
Receivables, less allowance for doubtful accounts of $5 and $207, respectively	13,523	17,280
Inventories	3,520	4,037
Assets held for sale	2,380	1,933
Prepaid and other current assets	9,979	10,162
Total current assets	44,349	62,486

Property, net of accumulated depreciation of $239,809 and $247,492, respectively	120,652	129,518

Other assets:
Goodwill	31,023	31,308
Intangible assets, net	50,092	52,054
Deferred financing costs, net	6,457	5,286
Other noncurrent assets	28,063	30,554
Total assets	$280,636	$311,206

Liabilities
Current liabilities:
Current maturities of long-term debt	$2,589	$2,583
Current maturities of capital lease obligations	4,548	4,109
Accounts payable	20,280	25,957
Other current liabilities	57,040	57,685
Total current liabilities	84,457	90,334

Long-term liabilities:
Long-term debt, less current maturities, net of discount of $2,509 and $3,455, respectively	205,023	234,143
Capital lease obligations, less current maturities	19,269	18,988
Liability for insurance claims, less current portion	18,190	18,810
Deferred income taxes	13,396	13,339
Other noncurrent liabilities and deferred credits	35,780	39,304
Total long-term liabilities	291,658	324,584
Total liabilities	376,115	414,918

Commitments and contingencies

Shareholders' deficit
Common stock $0.01 par value; authorized - 135,000; September 28, 2011: 102,546 shares issued and 96,484 shares outstanding; December 29, 2010: 100,073 shares issued and 99,036 shares outstanding	1,026	1,001
Paid-in capital	555,852	548,490
Deficit	(609,875)	(630,114)
Accumulated other comprehensive loss, net of tax	(19,199)	(19,199)
Shareholders’ deficit before treasury stock	(72,196)	(99,822)
Treasury stock, at cost, 6,062 and 1,037 shares, respectively	(23,283)	(3,890)
Total Shareholders' Deficit	(95,479)	(103,712)
Total Liabilities and Shareholders' Deficit	$280,636	$311,206

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
 (Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 29, 2010	100,073	$1,001	(1,037)	$(3,890)	$548,490	$(630,114)	$(19,199)	$(103,712)
Comprehensive income:
Net income	—	—	—	—	—	20,239	—	20,239
Comprehensive income	—	—	—	—	—	20,239	—	20,239
Share-based compensation on equity classified awards	—	—	—	—	2,594	—	—	2,594
Purchase of treasury stock	—	—	(5,025)	(19,393)	—	—	—	(19,393)
Issuance of common stock for share-based compensation	391	4	—	—	(4)	—	—	—
Exercise of common stock options	2,082	21	—	—	4,772	—	—	4,793
Balance, September 28, 2011	102,546	$1,026	(6,062)	$(23,283)	$555,852	$(609,875)	$(19,199)	$(95,479)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$20,239	$19,980
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	21,377	21,984
Operating (gains), losses and other charges, net	843	(1,594)
Amortization of deferred financing costs	1,023	771
Amortization of debt discount	418	—
Loss on early extinguishment of debt	2,287	221
Loss on interest rate swap	—	167
Deferred income tax expense	57	105
Share-based compensation	3,180	2,010
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	4,167	1,704
Inventories	517	422
Other current assets	182	(1,716)
Other assets	965	(2,117)
Increase (decrease) in liabilities:
Accounts payable	(2,145)	(977)
Accrued salaries and vacations	2,003	(5,600)
Accrued taxes	1,520	1,932
Other accrued liabilities	(4,722)	(1,496)
Other noncurrent liabilities and deferred credits	(5,304)	(4,203)
Net cash flows provided by operating activities	46,607	31,593

Cash flows from investing activities:
Purchase of property	(12,927)	(13,202)
Proceeds from disposition of property	4,986	9,917
Collections on notes receivable	756	3,151
Net cash flows used in investing activities	(7,185)	(134)

Cash flows from financing activities:
Long-term debt payments	(33,212)	(17,747)
Proceeds from exercise of stock options	4,793	3,339
Tax withholding on share-based payments	(377)	(154)
Deferred financing costs	(3,414)	(58)
Debt transaction costs	(814)	(10)
Purchase of treasury stock	(19,170)	—
Net bank overdrafts	(1,355)	(2,716)
Net cash flows used in financing activities	(53,549)	(17,346)

(Decrease) increase in cash and cash equivalents	(14,127)	14,113

Cash and cash equivalents at:
Beginning of period	29,074	26,525
End of period	$14,947	$40,638

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At September 28, 2011, the Denny’s brand consisted of 1,677 restaurants, 1,454 (87%) of which were franchised/licensed restaurants and 223 (13%) of which were company-owned and operated.

The following table shows the unit activity for the quarter and three quarters ended September 28, 2011 and September 29, 2010:

	Quarter Ended		Three Quarters Ended
	September 28, 2011	September 29, 2010	September 28, 2011	September 29, 2010
Company-owned restaurants, beginning of period	225	228	232	233
Units opened	2	6	8	10
Units sold to franchisees	(3)	(2)	(13)	(11)
Units closed	(1)	—	(4)	—
End of period	223	232	223	232

Franchised and licensed restaurants, beginning of period	1,452	1,328	1,426	1,318
Units opened	9	55	39	68
Units relocated	—	2	1	3
Units purchased from Company	3	2	13	11
Units closed (including units relocated)	(10)	(7)	(25)	(20)
End of period	1,454	1,380	1,454	1,380
Total restaurants, end of period	1,677	1,612	1,677	1,612

Of the 48 units opened and relocated during the three quarters ended September 28, 2011, eight company-owned and 15 franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers. Of the 81 units opened and relocated during the three quarters ended September 29, 2010, ten company-owned and 43 franchise unit represent conversions and openings of restaurants at Pilot Flying J Travel Centers.

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

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Fair Value

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

Effective December 30, 2010, the first day of fiscal 2011, we adopted the disclosure requirements of ASU No. 2010-06 about purchases, sales, issuances and settlements relating to Level 3 measurements. The adoption did not have any impact on the disclosures included in our Condensed Consolidated Financial Statements.

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

Goodwill

ASU No. 2011-08, " Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”

In September 2011, the FASB issued ASU 2011-08, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. We are required to adopt the provision of this ASU in the first quarter of 2012. We do not believe the adoption will have a material impact on our Condensed Consolidated Financial Statements.

Note 3.     Receivables

Receivables were comprised of the following:

	September 28, 2011	December 29, 2010
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,377	$11,538
Notes receivable from franchisees and third parties	1,479	1,020
Vendor receivables	999	2,571
Credit card receivables	840	1,206
Other	833	1,152
Allowance for doubtful accounts	(5)	(207)
Total receivables	$13,523	$17,280
Direct financing lease receivables (included as a component of prepaid and other current assets)	$74	$74

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees and third parties	$663	$1,329
Direct financing lease receivables	5,522	5,119
Total noncurrent receivables	$6,185	$6,448

During the quarters ended September 28, 2011 and September 29, 2010, we reversed provisions for credit losses of $0.1 million and recorded provisions for credit losses of less than $0.1 million, respectively. During both the three quarters ended September 28, 2011 and September 29, 2010, we recorded provisions for credit losses of less than $0.1 million.

 Note 4.     Assets Held for Sale

Assets held for sale of $2.4 million and $1.9 million as of September 28, 2011 and December 29, 2010, respectively, include restaurants to be sold to franchisees. We expect to sell each of these assets within 12 months. Our credit facility (as described in Note 8) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of restaurant assets and restaurant operations to franchisees, net of a voluntary $25.0 million annual exclusion. As of September 28, 2011 and December 29, 2010, no reclassification of long-term debt to current liabilities was necessary pursuant to this requirement. As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.8 million for the quarter and three quarters ended September 28, 2011 and $0.1 million for the quarter and three quarters ended September 29, 2010. This expense is included as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Operations.

Note 5.    Goodwill and Other Intangible Assets

 The following table reflects the changes in carrying amounts of goodwill:

September 28, 2011
(In thousands)
Balance, beginning of year	$31,308
Adjustments associated with sale of restaurants	(46)
Reclassification to assets held for sale	(239)
Balance, end of period	$31,023

Goodwill and intangible assets were comprised of the following:

	September 28, 2011		December 29, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$31,023	$—	$31,308	$—

Intangible assets with indefinite lives:
Trade names	$42,500	$—	$42,493	$—
Liquor licenses	164	—	164	—
Intangible assets with definite lives:
Franchise and license agreements	43,155	35,796	46,088	36,769
Foreign license agreements	241	172	241	163
Intangible assets	$86,060	$35,968	$88,986	$36,932

Other assets with definite lives:
Software development costs	$33,817	$31,732	$33,673	$30,426

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2011	September 29, 2010	September 28, 2011	September 29, 2010
	(In thousands)
Gains on sales of assets and other, net	$(867)	$(3,757)	$(2,742)	$(5,233)
Restructuring charges and exit costs	490	1,778	1,359	3,560
Impairment charges	2,168	79	2,226	79
Operating (gains), losses and other charges, net	$1,791	$(1,900)	$843	$(1,594)

Gains on Sales of Assets

During the quarter ended September 28, 2011, we recognized $0.6 million of gains on the sale of three restaurant operations to two franchisees for net proceeds of $0.9 million. During the quarter ended September 29, 2010, we recognized $0.1 million of gains on the sale of two restaurant operations to two franchisees for net proceeds of $0.8 million. In addition, during the quarter ended September 29, 2010, we recognized $3.7 million of gains on real estate sold to franchisees.

During the three quarters ended September 28, 2011, we recognized $1.4 million of gains on the sale of 13 restaurant operations to five franchisees for net proceeds of $4.1 million (which included a note receivable of $0.5 million). In addition, during the three quarters ended September 28, 2011, we recognized $0.9 million of gains on the sale of real estate and $0.4 million of deferred gains, primarily related to a restaurant sold to a franchisee during a prior period. During the three quarters ended September 29, 2010, we recognized $1.4 million of gains on the sale of 11 restaurant operations to six franchisees for net proceeds of $3.8 million (which included a note receivable of $0.2 million). In addition, during the three quarters ended September 29, 2010, we recognized $3.6 million of gains on real estate sold to franchisees.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2011	September 29, 2010	September 28, 2011	September 29, 2010
	(In thousands)
Exit costs	$465	$(45)	$1,078	$818
Severance and other restructuring charges	25	1,823	281	2,742
Total restructuring and exit costs	$490	$1,778	$1,359	$3,560

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 29, 2010	$4,948
Provisions for units closed during the year (1)	420
Changes in estimates of accrued exit costs, net (1)	658
Payments, net of sublease receipts	(1,712)
Reclassification of certain lease liabilities	(166)
Interest accretion	333
Balance at September 28, 2011	4,481
Less current portion included in other current liabilities	1,377
Long-term portion included in other noncurrent liabilities	$3,104

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2011	$531
2012	1,294
2013	873
2014	718
2015	457
Thereafter	1,125
Total	4,998
Less imputed interest	517
Present value of exit cost liabilities	$4,481

As of both September 28, 2011 and December 29, 2010, we had accrued severance and other restructuring charges of $0.1 million or less.  The balance as of September 28, 2011 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 28, 2011
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$4,602	$4,602	$—	$—	market approach
Total	$4,602	$4,602	$—	$—

	Fair Value Measurements as of December 29, 2010
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,926	$5,926	$—	$—	market approach
Total	$5,926	$5,926	$—	$—

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements as of September 28, 2011
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Assets held for sale (1)	$2,380	$—	$2,380	$—	market approach
Total	$2,380	$—	$2,380	$—

(1)	During the third quarter of 2011, assets held for sale with a carrying amount of $3.2 million were written down to their fair value of $2.4 million. Impairment charges of $0.8 million were recognized as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Operations.

In addition to the assets measured at fair value on a nonrecurring basis shown above, as of September 28, 2011 and December 29, 2010, impaired assets related to underperforming units were written down to a fair value of $0 based on the income approach.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, excluding capital lease obligations, was as follows:

	September 28, 2011	December 29, 2010
	(In thousands)
Book value:
Fixed rate long-term debt	$121	$181
Variable rate long-term debt	210,000	240,000
Long-term debt excluding capital lease obligations	$210,121	$240,181

Estimate fair value:
Fixed rate long-term debt	$120	$181
Variable rate long-term debt	209,475	243,000
Long-term debt excluding capital lease obligations	$209,595	$243,181

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at September 28, 2011 and December 29, 2010 relates to market quotations for our senior secured term loan.

Note 8.     Long-Term Debt

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC, have a credit facility consisting of a $60 million senior secured revolver (with a $30 million letter of credit sublimit) and a senior secured term loan in an original principal amount of $240 million. As of September 28, 2011, we had an outstanding term loan of $207.5 million ($210.0 million less unamortized OID of $2.5 million) and outstanding letters of credit of $27.0 million under our revolving letter of credit facility. There were no revolving loans outstanding at September 28, 2011. These balances resulted in availability of $33.0 million under the revolving facility. The weighted-average interest rate under the term loan was 5.25% and 6.50%, as of September 28, 2011 and December 29, 2010, respectively.

During the first quarter of 2011, we amended our credit facility principally to take advantage of lower interest rates available in the senior secured debt market. Additionally, during the first quarter of 2011, we used the credit facility’s accordion feature, which allows us to increase the size of the facility by up to $25 million subject to lender approval, to increase the amount available under the revolver from $50 million to $60 million.

A commitment fee of 0.625% is paid on the unused portion of the revolving credit facility. Interest on the credit facility is payable at per annum rates equal to LIBOR plus 375 basis points with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. The term loan was originally issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID is being amortized into interest expense over the life of the term loan using the effective interest rate method. The maturity date for the revolver is September 30, 2015 and the maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments of $625,000 with all remaining amounts due on the maturity date. Mandatory prepayments will be required under certain circumstances and we have the option to make certain prepayments under the credit facility.

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

During the quarter and three quarters ended September 28, 2011, we paid $10.0 million (which included $9.4 million of prepayments and $0.6 million of scheduled payments) and $30.0 million (which included $28.1 million of prepayments and $1.9 million of scheduled payments), respectively on the term loan under the credit facility through a combination of cash generated from operations and proceeds on sales of restaurant operations to franchisees, real estate and other assets. As a result of these prepayments, during the quarter ended September 28, 2011, we recorded $0.3 million of losses on early extinguishment of debt resulting from the write-off of $0.2 million in deferred financing costs and $0.1 million in OID. As a result of these prepayments, during the three quarters ended September 28, 2011, we recorded $1.0 million of losses on early extinguishment of debt resulting from the write-off of $0.6 million in deferred financing costs and $0.4 million in OID. These losses are included as a component of other nonoperating expense in our condensed Consolidated Statements of Operations.

We believe that our estimated cash flows from operations for 2011, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	September 28, 2011	September 29, 2010	September 28, 2011	September 29, 2010
	(In thousands)
Service cost	$84	$94	$—	$—
Interest cost	841	858	32	35
Expected return on plan assets	(1,046)	(982)	—	—
Amortization of net loss	251	229	8	5
Net periodic benefit cost	$130	$199	$40	$40

	Pension Plan		Other Defined Benefit Plans
	Three Quarters Ended		Three Quarters Ended
	September 28, 2011	September 29, 2010	September 28, 2011	September 29, 2010
	(In thousands)
Service cost	$251	$282	$—	$—
Interest cost	2,523	2,574	95	104
Expected return on plan assets	(3,137)	(2,946)	—	—
Amortization of net loss	753	686	24	16
Net periodic benefit cost	$390	$596	$119	$120

We made contributions of $1.5 million to our qualified pension plan during the three quarters ended September 28, 2011. We did not make any contributions to our qualified pension plan during the three quarters ended September 29, 2010. We made contributions of $0.1 million to our other defined benefit plans during both the three quarters ended September 28, 2011 and September 29, 2010. We expect to contribute an additional $0.3 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2011.

Additional minimum pension liability of $19.2 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss as of September 28, 2011 and December 29, 2010.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 28, 2011	September 29, 2010	September 28, 2011	September 29, 2010
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$326	$211	$586	$422
Share based compensation related to equity classified awards:
Stock options	$266	$347	$788	$882
Restricted stock units	186	93	1,262	501
Board deferred stock units	253	110	544	205
Total share-based compensation related to equity classified awards	705	550	2,594	1,588
Total share-based compensation	$1,031	$761	$3,180	$2,010

Stock Options

During the three quarters ended September 28, 2011, we granted approximately 0.9 million stock options to certain employees. These stock options vest evenly over 3 years and have a 10-year contractual life.

The weighted average fair value per option for options granted during the three quarters ended September 28, 2011 was $1.98. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (i.e., forfeitures). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the Condensed Consolidated Statements of Operations.

We used the following weighted average assumptions for the stock option grants for the three quarters ended September 28, 2011:

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

As of September 28, 2011, we had approximately $1.8 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 1.9 years.

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

During the three quarters ended September 28, 2011, we made payments of $0.6 million (before taxes) in cash and issued 0.3 million shares of common stock, net of 0.1 million shares that were used to pay for taxes, related to restricted stock unit awards.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	September 28, 2011	December 29, 2010
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$487	$414
Other noncurrent liabilities	$284	$365

Equity classified restricted stock units:
Additional paid-in capital	$4,418	$4,259

As of September 28, 2011, we had approximately $1.9 million of unrecognized compensation cost (approximately $0.5 million for liability classified units and approximately $1.4 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.8 years.

Board Deferred Stock Units

During the three quarters ended September 28, 2011, we granted 0.2 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $4.00 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the three quarters ended September 28, 2011, 0.1 million deferred stock units were converted into shares of common stock.

Note 11.     Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income was $20.2 million and $20.1 million for the three quarters ended September 28, 2011 and September 29, 2010, respectively.

Accumulated Other Comprehensive Loss, Net in the Condensed Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss was comprised of additional minimum pension liability of $19.2 million as of both September 28, 2011 and December 29, 2010.

Note 12.     Income Taxes

The provision for income taxes was $0.4 and $1.0 million for the quarter and three quarters ended September 28, 2011, respectively, and $0.4 million and $1.0 million for the quarter and three quarters ended September 29, 2010, respectively. The provision for income taxes for the first three quarters of 2011 and 2010 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (“NOL”) generated in previous periods.

In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing all or a portion of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is not appropriate as of September 28, 2011, but may occur during 2011 or 2012. The required accounting for a release of the valuation allowance may result in a significant tax benefit and impact earnings in the quarter in which it is deemed appropriate to release all or a portion of the reserve.

Note 13.     Net Income Per Share

	Quarter Ended		Three Quarters Ended
	September 28, 2011	September 29, 2010	September 28, 2011	September 29, 2010
	(In thousands, except for per share amounts)
Numerator:
Numerator for basic and diluted net income per share – net income	$7,985	$9,934	$20,239	$19,980

Denominator:
Denominator for basic net income per share – weighted average shares	96,997	99,579	98,132	98,646
Effect of dilutive securities:
Options	803	627	1,022	1,248
Restricted stock units and awards	946	1,099	1,049	1,370
Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions of dilutive securities	98,746	101,305	100,203	101,264

Basic net income per share	$0.08	$0.10	$0.21	$0.20
Dluted net income per share	$0.08	$0.10	$0.20	$0.20

Stock options excluded (1)	2,070	3,206	2,177	2,232
Restricted stock units and awards excluded (1)	538	—	747	—

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 14.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Income taxes paid, net	$988	$389
Interest paid	$17,057	$14,426

Noncash investing activities:
Notes received in connection with disposition of property	$500	$200
Execution of direct financing leases	$458	$—

Noncash financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,482	$1,120
Execution of capital leases	$4,094	$2,173
Treasury stock payable	$223	$—
Accrued deferred financing costs	$—	$841

Note 15.     Share Repurchase

Our credit facility permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In November 2010, the Board of Directors approved a share repurchase program authorizing us to repurchase up to 3.0 million shares of our Common Stock. Under the program, we could, from time to time, purchase shares through December 31, 2011 in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the first quarter of 2011, we repurchased 2.0 million shares for approximately $7.6 million. As of March 30, 2011, we had repurchased 3.0 million shares of Common Stock for approximately $11.5 million under this share repurchase program, thus completing the program.

On April 4, 2011, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. Under the program, we could, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of September 28, 2011, we had repurchased 3.1 million shares of Common Stock for approximately $11.8 million under this share repurchase program.

Repurchased shares are included as treasury stock in the condensed Consolidated Balance Sheets and the condensed Consolidated Statements of Shareholders' Deficit and Comprehensive Loss.

Note 16.     Related Party Transactions

During the three quarters ended September 28, 2011, we sold a company-owned restaurant to a franchisee that is a former employee. We received cash proceeds of $0.3 million and recognized a gain of $0.2 million from this related party sale. In relation to this sale, we entered into a sublease with the franchisee at normal market rates.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of September 28, 2011 and results of operations for the quarter and three quarters ended September 28, 2011 compared to the quarter and three quarters ended September 29, 2010. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, are intended to speak only as of the date such statements are made and involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 29, 2010.

Statements of Operations

The following table contains information derived from our Condensed Consolidated Statements of Operations expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 28, 2011		September 29, 2010		September 28, 2011		September 29, 2010
	(Dollars in thousands)
Revenue:
Company restaurant sales	$104,659	76.6%	$107,171	76.6%	$313,235	76.7%	$320,255	77.6%
Franchise and license revenue	32,023	23.4%	32,761	23.4%	95,105	23.3%	92,326	22.4%
Total operating revenue	136,682	100.0%	139,932	100.0%	408,340	100.0%	412,581	100.0%

Costs of company restaurant sales (a):
Product costs	25,847	24.7%	25,405	23.7%	77,095	24.6%	75,597	23.6%
Payroll and benefits	41,261	39.4%	41,533	38.8%	127,876	40.8%	129,072	40.3%
Occupancy	6,928	6.6%	7,097	6.6%	20,581	6.6%	21,406	6.7%
Other operating expenses	15,851	15.1%	17,158	16.0%	46,437	14.8%	49,016	15.3%
Total costs of company restaurant sales	89,887	85.9%	91,193	85.1%	271,989	86.8%	275,091	85.9%

Costs of franchise and license revenue (a)	10,747	33.6%	12,009	36.7%	33,397	35.1%	35,498	38.4%

General and administrative expenses	13,335	9.8%	14,375	10.3%	41,566	10.2%	40,560	9.8%
Depreciation and amortization	6,955	5.1%	7,320	5.2%	21,377	5.2%	21,984	5.3%
Operating (gains), losses and other charges	1,791	1.3%	(1,900)	(1.4%)	843	0.2%	(1,594)	(0.4%)
Total operating costs and expenses	122,715	89.8%	122,997	87.9%	369,172	90.4%	371,539	90.1%
Operating income	13,967	10.2%	16,935	12.1%	39,168	9.6%	41,042	9.9%
Other expenses:
Interest expense, net	4,796	3.5%	6,394	4.6%	15,390	3.8%	19,306	4.7%
Other nonoperating expense, net	780	0.6%	188	0.1%	2,526	0.6%	746	0.2%
Total other expenses, net	5,576	4.1%	6,582	4.7%	17,916	4.4%	20,052	4.9%
Net income before income taxes	8,391	6.1%	10,353	7.4%	21,252	5.2%	20,990	5.1%
Provision for income taxes	406	0.3%	419	0.3%	1,013	0.2%	1,010	0.2%
Net income	$7,985	5.8%	$9,934	7.1%	$20,239	5.0%	$19,980	4.8%

Other Data:
Company-owned average unit sales	$468		$462		$1,383		$1,368
Franchise average unit sales	$355		$348		$1,043		$1,029
Company-owned equivalent units (b)	224		232		226		234
Franchise equivalent units (b)	1,451		1,348		1,441		1,330
Same-store sales increase (decrease) (company-owned) (c)(d)	1.1%		(0.7%)		0.7%		(4.2%)
Guest check average increase (decrease) (d)	1.3%		(2.9%)		0.8%		(1.8%)
Guest count increase (decrease) (d)	(0.2%)		2.3%		0.0%		(2.4%)
Same-store sales increase (decrease) (franchised and licensed units) (c)(d)	0.8%		(1.2%)		0.3%		(4.5%)
_________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2011 comparable units.

Quarter Ended September 28, 2011 Compared with Quarter Ended September 29, 2010

Unit Activity

	Quarter Ended
	September 28, 2011	September 29, 2010
Company-owned restaurants, beginning of period	225	228
Units opened	2	6
Units sold to franchisees	(3)	(2)
Units closed	(1)	—
End of period	223	232

Franchised and licensed restaurants, beginning of period	1,452	1,328
Units opened	9	55
Units relocated	—	2
Units purchased from Company	3	2
Units closed (including units relocated)	(10)	(7)
End of period	1,454	1,380
Total restaurants, end of period	1,677	1,612

Of the 11 units opened and relocated during the quarter ended September 28, 2011, two company-owned units and one franchise unit represent conversions and openings of restaurants at Pilot Flying J Travel Centers. Of the 63 units opened and relocated during the quarter ended September 29, 2010, six company-owned and 42 franchise units represents the conversion of a restaurant at a Pilot Flying J Travel Center.

Company Restaurant Operations

During the quarter ended September 28, 2011, we realized a 1.1% increase in same-store sales, comprised of a 1.3% increase in guest check average, partially offset by a 0.2% decrease in guest counts. Company restaurant sales decreased $2.5 million, or 2.3%, primarily resulting from an eight equivalent unit decrease in company-owned restaurants, partially offset by the increase in same-store sales for the quarter. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 85.9% from 85.1%. Product costs increased to 24.7% from 23.7% primarily due to the impact of increased commodity costs. Payroll and benefits increased to 39.4% from 38.8% primarily due to $2.1 million, or 2.0%, of favorable workers’ compensation claims development in the prior year period, partially offset by improved scheduling of restaurant staff. Occupancy costs remained constant at 6.6%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	September 28, 2011		September 29, 2010
	(Dollars in thousands)
Utilities	$4,762	4.6%	$4,926	4.6%
Repairs and maintenance	1,754	1.7%	1,767	1.6%
Marketing	3,926	3.8%	4,645	4.3%
Legal settlement costs	607	0.6%	602	0.6%
Other direct costs	4,802	4.6%	5,218	4.9%
Other operating expenses	$15,851	15.1%	$17,158	16.0%

Marketing decreased 0.5 percentage points primarily as a result of additional corporate investment in media in the prior year period.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	September 28, 2011		September 29, 2010
	(Dollars in thousands)
Royalties	$20,449	63.9%	$18,670	57.0%
Initial and other fees	437	1.3%	2,760	8.4%
Occupancy revenue	11,137	34.8%	11,331	34.6%
Franchise and license revenue	$32,023	100.0%	$32,761	100.0%

Occupancy costs	8,349	26.1%	8,743	26.7%
Other direct costs	2,398	7.5%	3,266	10.0%
Costs of franchise and license revenue	$10,747	33.6%	$12,009	36.7%

Royalties increased by $1.8 million, or 9.5%, primarily resulting from a 103 equivalent unit increase in franchised and licensed units, as compared to the prior year, and a 0.8% increase in same-store sales. The increase in equivalent units primarily resulted from the conversion of restaurants at Pilot Flying J Travel Centers during 2010 and 2011. Initial fees decreased by $2.3 million, or 84.2%. The decrease in initial fees resulted from the higher number of restaurants opened by franchisees during the prior year period. Occupancy revenue remained relatively constant, as the increase due to the sale of restaurants to franchisees over the last 12 months was offset by the impact of lease expirations and terminations.

Costs of franchise and license revenue decreased by $1.3 million, or 10.5%. The decrease in occupancy costs of $0.4 million, or 4.5%, is primarily the result of lease expirations and terminations. Other direct costs decreased by $0.9 million, or 26.6%, primarily resulting from lower opening and training costs related to the higher number of openings by franchisees during the prior year period. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 33.6% for the quarter ended September 28, 2011 from 36.7% for the quarter ended September 29, 2010.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Share-based compensation	$1,031	$761
Other general and administrative expenses	12,304	13,614
Total general and administrative expenses	$13,335	$14,375

The $0.3 million increase in share-based compensation expense is primarily due to the issuance of employment inducement awards to certain employees. Other general and administrative expenses decreased $1.3 million. This decrease is primarily the result of a decrease in performance-based and deferred compensation.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Depreciation of property and equipment	$5,228	$5,384
Amortization of capital lease assets	833	710
Amortization of intangible assets	894	1,226
Total depreciation and amortization expense	$6,955	$7,320

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Gains on sales of assets and other, net	$(867)	$(3,757)
Restructuring charges and exit costs	490	1,778
Impairment charges	2,168	79
Operating (gains), losses and other charges, net	$1,791	$(1,900)

During the quarter ended September 28, 2011, we recognized gains of $0.9 million, primarily resulting from the sale of three restaurant operations to two franchisees. During the quarter ended September 29, 2010, we recognized gains of $3.8 million, primarily resulting from the sale of real estate to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Exit costs	$465	$(45)
Severance and other restructuring charges	25	1,823
Total restructuring and exit costs	$490	$1,778

Severance and other restructuring charges for the quarter ended September 29, 2010 includes $1.5 million related to the departure of the Company's former Chief Executive Officer.

Impairment charges of $2.2 million for the quarter ended September 28, 2011 resulted from the impairment of assets of one underperforming unit and two units identified as assets held for sale during the quarter.

Operating income was $14.0 million for the quarter ended September 28, 2011 compared with $16.9 million for the quarter ended September 29, 2010.

Interest expense, net was comprised of the following:

	Quarter Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Interest on credit facilities	$2,917	$4,363
Interest on senior notes	—	402
Interest on capital lease liabilities	977	964
Letters of credit and other fees	457	397
Interest income	(324)	(345)
Total cash interest	4,027	5,781
Amortization of deferred financing costs	361	254
Amortization of debt discount	134	—
Interest accretion on other liabilities	274	359
Total interest expense, net	$4,796	$6,394

The decrease in interest expense resulted from a decrease in interest rates related to the 2010 refinancing and 2011 re-pricing of our credit facility, as well as debt reductions during both years.

Other nonoperating expense, net was $0.8 million for the quarter ended September 28, 2011 compared with $0.2 million for the quarter ended September 29, 2010.

The provision for income taxes was $0.4 million for both the quarters ended September 28, 2011 and September 29, 2010. The provision for income taxes for the third quarters of 2011 and 2010 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our net operating losses (NOL) generated in previous periods. In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing all or a portion of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is not appropriate as of September 28, 2011, but may occur during 2011 or 2012. The required accounting for a release of the valuation allowance may result in a significant tax benefit and impact earnings in the quarter in which it is deemed appropriate to release all or a portion of the reserve.

Net income was $8.0 million for the quarter ended September 28, 2011 compared with $9.9 million for the quarter ended September 29, 2010 due to the factors noted above.

Three Quarters Ended September 28, 2011 Compared with Three Quarters Ended September 29, 2010

Unit Activity

	Three Quarters Ended
	September 28, 2011	September 29, 2010
Company-owned restaurants, beginning of period	232	233
Units opened	8	10
Units sold to franchisees	(13)	(11)
Units closed	(4)	—
End of period	223	232

Franchised and licensed restaurants, beginning of period	1,426	1,318
Units opened	39	68
Units relocated	1	3
Units purchased from Company	13	11
Units closed (including units relocated)	(25)	(20)
End of period	1,454	1,380
Total restaurants, end of period	1,677	1,612

Of the 48 units opened and relocated during the three quarters ended September 28, 2011, eight company-owned and 15 franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers. Of the 81 units opened and relocated during the three quarters ended September 29, 2010, ten company-owned and 43 franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers.

Company Restaurant Operations

During the three quarters ended September 28, 2011, we realized a 0.7% increase in same-store sales, comprised of a 0.8% increase in guest check average and essentially flat guest counts. Company restaurant sales decreased $7.0 million, or 2.2%, primarily resulting from an eight equivalent unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 86.8% from 85.9%. Product costs increased to 24.6% from 23.6% primarily due to the impact of increased commodity costs. Payroll and benefits increased to 40.8% from 40.3% primarily due to $2.8 million, or 0.9%, of favorable workers’ compensation claims development in the prior year period and higher incentive compensation, partially offset by improved scheduling of restaurant staff. Occupancy costs decreased to 6.6% from 6.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Three Quarters Ended
	September 28, 2011		September 29, 2010
	(Dollars in thousands)
Utilities	$13,741	4.4%	$13,968	4.4%
Repairs and maintenance	5,485	1.8%	5,711	1.8%
Marketing	11,738	3.7%	13,469	4.2%
Legal settlement costs	671	0.2%	802	0.3%
Other direct costs	14,802	4.7%	15,066	4.7%
Other operating expenses	$46,437	14.8%	$49,016	15.3%

Marketing decreased 0.5 percentage points primarily as a result of additional corporate investment in media in the prior year period.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Three Quarters Ended
	September 28, 2011		September 29, 2010
	(Dollars in thousands)
Royalties	$59,669	62.7%	$54,488	59.0%
Initial fees	2,050	2.2%	3,872	4.2%
Occupancy revenue	33,386	35.1%	33,966	36.8%
Franchise and license revenue	$95,105	100.0%	$92,326	100.0%

Occupancy costs	25,567	26.9%	26,062	28.2%
Other direct costs	7,830	8.2%	9,436	10.2%
Costs of franchise and license revenue	$33,397	35.1%	$35,498	38.4%

Royalties increased by $5.2 million, or 9.5%, primarily resulting from the effects of a 111 equivalent unit increase in franchised and licensed units, as compared to the prior year, and a 0.3% increase in same-store sales. The increase in equivalent units primarily resulted from the conversion of restaurants at Pilot Flying J Travel Centers during 2010 and 2011. Initial fees decreased by $1.8 million, or 47.1%. The decrease in initial fees resulted from the higher number of restaurants opened by franchisees during the prior year period. The decrease in occupancy revenue of $0.6 million, or 1.7%, is primarily the result of lease expirations and terminations where the franchisee has obtained their own lease with the landlord and we are no longer party to the lease.

Costs of franchise and license revenue decreased by $2.1 million, or 5.9%. The decrease in occupancy costs of $0.5 million, or 1.9%, is primarily the result of lease expirations and terminations as described above. Other direct costs decreased by $1.6 million, or 17.0%, primarily resulting from lower opening and training costs related to the higher number of openings by franchisees in the prior year period and the franchise-related costs associated with our Super Bowl promotion in the prior year, partially offset by a $0.5 million franchisee settlement. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 35.1% for the three quarters ended September 28, 2011 from 38.4% for the three quarters ended September 29, 2010.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Three Quarters Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Share-based compensation	$3,180	$2,010
General and administrative expenses	38,386	38,550
Total general and administrative expenses	$41,566	$40,560

The $1.2 million increase in share-based compensation expense is primarily due to the issuance of employment inducement awards to certain employees and reductions in the prior year related to forfeitures. Other general and administrative expenses decreased $0.2 million.  This decrease is primarily the result of $2.0 million in proxy contest costs incurred during the 2010 period and a decrease in deferred compensation.  These decreases were partially offset by an increase in performance-based compensation and an increase in headcount, including executive positions that were vacant in the prior year period.

Depreciation and amortization is comprised of the following:

	Three Quarters Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Depreciation of property and equipment	$15,772	$16,180
Amortization of capital lease assets	2,330	2,055
Amortization of intangible assets	3,275	3,749
Total depreciation and amortization expense	$21,377	$21,984

Operating gains, losses and other charges, net are comprised of the following:

	Three Quarters Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Gains on sales of assets and other, net	$(2,742)	$(5,233)
Restructuring charges and exit costs	1,359	3,560
Impairment charges	2,226	79
Operating (gains), losses and other charges, net	$843	$(1,594)

During the three quarters ended September 28, 2011, we recognized gains of $2.7 million, primarily resulting from the sale of 13 restaurant operations to five franchisees, the sale of real estate and the recognition of deferred gains related to a restaurant sold to a franchisee during a prior period. During the three quarters ended September 29, 2010, we recognized gains of $5.2 million, primarily resulting from the sale of real estate to franchisees and the sale of 11 restaurant operations to six franchisees.

Restructuring charges and exit costs were comprised of the following:

	Three Quarters Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Exit costs	$1,078	$818
Severance and other restructuring charges	281	2,742
Total restructuring and exit costs	$1,359	$3,560

Severance and other restructuring charges for the three quarters ended September 29, 2010 includes $2.3 million related to the departure of the Company's former Chief Executive Officer.

Impairment charges of $2.2 million for the three quarters ended September 28, 2011 resulted primarily from the impairment of assets of one underperforming unit and two units identified as assets held for sale during the third quarter.

Operating income was $39.2 million for the three quarters ended September 28, 2011 and $41.0 million for the three quarters ended September 29, 2010.

Interest expense, net is comprised of the following:

	Three Quarters Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Interest on credit facilities	$9,666	$1,329
Interest on senior notes	—	13,089
Interest on capital lease liabilities	2,929	2,943
Letters of credit and other fees	1,471	1,173
Interest income	(954)	(1,183)
Total cash interest	13,112	17,351
Amortization of deferred financing costs	1,023	771
Amortization of debt discount	418	—
Interest accretion on other liabilities	837	1,184
Total interest expense, net	$15,390	$19,306

The decrease in interest expense resulted from a decrease in interest rates related to the 2010 refinancing and 2011 re-pricing of our credit facility, as well as debt reductions during both years.

Other nonoperating expense, net was $2.5 million for the three quarters ended September 28, 2011 compared with $0.7 million for the three quarters ended September 29, 2010. The increase in other nonoperating expense resulted primarily from the $1.4 million of losses on early extinguishment of debt related to the debt amendment in the first quarter of 2011 and the $1.0 million of losses on early extinguishment of debt related to prepayments made during 2011. These increases were partially offset by a $0.7 million decrease in valuation adjustments related to changes in the discount rate applied to workers' compensation and general liability insurance liabilities.

The provision for income taxes was $1.0 million for both the three quarters ended September 28, 2011 and the three quarters ended September 29, 2010. The provision for income taxes for the first three quarters of 2011 and 2010 was determined using our effective rate estimated for the entire fiscal year. We have provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our NOL generated in previous periods. In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing all or a portion of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is not appropriate as of September 28, 2011, but may occur during 2011 or 2012. The required accounting for a release of the valuation allowance may result in a significant tax benefit and impact earnings in the quarter in which it is deemed appropriate to release all or a portion of the reserve.

Net income was $20.2 million for the three quarters ended September 28, 2011 compared with $20.0 million for the three quarters ended September 29, 2010 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our credit facility (as described below) and, in recent years, cash proceeds from sales of restaurant operations to franchisees and sales of surplus properties, to the extent allowed by our credit facility. Principal uses of cash are operating expenses, capital expenditures, debt repayments and, recently, the repurchasing of shares of our Common Stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Net cash provided by operating activities	$46,607	$31,593
Net cash used in investing activities	(7,185)	(134)
Net cash used in financing activities	(53,549)	(17,346)
Net (decrease) increase in cash and cash equivalents	$(14,127)	$14,113

We believe that our estimated cash flows from operations for 2011, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $7.2 million for the three quarters ended September 28, 2011. These cash flows include capital expenditures of $12.9 million, partially offset by $5.0 million in proceeds from asset sales and $0.8 million of notes receivable collections. Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 28, 2011	September 29, 2010
	(In thousands)
Facilities	$4,175	$3,932
New construction	7,031	6,806
Remodeling	698	1,187
Information technology	452	622
Strategic initiatives	226	6
Other	345	649
Capital expenditures	$12,927	$13,202

The increase in new construction is primarily the result of the conversion of restaurants at Pilot Flying J Travel Centers. We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments. Capital expenditures for fiscal 2011 are expected to be approximately $17 million, comprised primarily of costs related to the conversion of Pilot Flying J Travel Centers, facilities and new construction.

Cash flows used in financing activities were $53.5 million for the three quarters ended September 28, 2011, which included long-term debt payments of $33.2 million, stock repurchases of $19.2 million and deferred financing costs of $3.4 million.

Our working capital deficit was $40.1 million at September 28, 2011 compared with $27.8 million at December 29, 2010. The increase in working capital deficit primarily related to a decrease in cash resulting from $28.1 million in term loan prepayments and $19.2 million in stock repurchases, made during 2011. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

During the first quarter of 2011, we amended our credit facility principally to take advantage of lower interest rates available in the senior secured debt market. Additionally, during the first quarter of 2011, we used the credit facility’s accordion feature, which allows us to increase the size of the facility by up to $25 million subject to lender approval, to increase the amount available under the revolver from $50 million to $60 million.

A commitment fee of 0.625% is paid on the unused portion of the revolving credit facility. Interest on the credit facility is payable at per annum rates equal to LIBOR plus 375 basis points with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. The term loan was originally issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID is being amortized into interest expense over the life of the term loan using the effective interest rate method. The maturity date for the revolver is September 30, 2015 and the maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments of $625,000 with all remaining amounts due on the maturity date. Mandatory prepayments will be required under certain circumstances and we  have the option to make certain prepayments under the credit facility.

The credit facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. The credit facility includes certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures. We were in compliance with the terms of the credit facility as of September 28, 2011.

As of September 28, 2011, we had an outstanding term loan of $207.5 million ($210.0 million less unamortized OID of $2.5 million) and outstanding letters of credit of $27.0 million under our revolving letter of credit facility. There were no revolving loans outstanding at September 28, 2011. These balances resulted in availability of $33.0 million under the revolving facility. As of September 28, 2011, the weighted-average interest rate under the term loan was 5.25%.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 28, 2011, borrowings under the term loan and revolver bear interest at variable rates based on LIBOR plus a spread of 375 basis points per annum with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver.

Based on the levels of borrowings under the credit facility at September 28, 2011, if interest rates changed by 100 basis points, there would be no impact to our annual cash flow or our income before income taxes. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at September 28, 2011, taking into consideration the 1.50% LIBOR floor for the term loan. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors. The estimated fair value of our borrowings under the credit facility was approximately $209.5 million compared with a book value of $210.0 million at September 28, 2011. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Our other outstanding long-term debt bears fixed rates of interest.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended September 28, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Program (3)
	(In thousands, except per share amounts)
June 30, 2011 – July 27, 2011	274	$3.90	274	3,958
July 28, 2011 – August 24, 2011	699	3.71	699	3,259
August 25, 2011 – September 28, 2011	321	3.48	321	2,939
Total	1,294	$3.69	1,294

(1)	Average price paid per share excludes commissions.
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

(3)	During the quarter ended September 28, 2011, we purchased 1,293,900 shares of Common Stock for an aggregate consideration of approximately $4.8 million, pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date: November 4, 2011	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: November 4, 2011	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller