Form 10-K
period 2011-12-28
DENNYS CORP
filed 2012-03-12
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2011

Commission file number 0-18051

DENNY'S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3487402
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
203 East Main Street, Spartanburg, South Carolina	29319-9966
(Address of principal executive offices)	(Zip Code)
(864) 597-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
$.01 Par Value, Common Stock	The Nasdaq Stock Market

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
Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,"  "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $330.6 million as of June 29, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $3.87 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

As of March 5, 2012, 96,104,464 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,”  “hopes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements speak only as to the date thereof. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in “Risk Factors.” The forward-looking information we have provided in this Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s) is one of America’s largest family-style restaurant chains. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s restaurant brand. At December 28, 2011, the Denny’s brand consisted of 1,685 restaurants, 1,479 (88%) of which were franchised/licensed restaurants and 206 (12%) of which were company-owned and operated.

Open 24/7 in most locations, Denny’s restaurants have been providing their guests with quality food, good value and friendly service in a pleasant dining atmosphere for over 50 years. Denny’s is best known for its breakfast fare served around the clock. The Original Grand Slam®, introduced in 1977, remains one of our most popular menu items. Denny’s has increased its popularity as a lunch and dinner destination by offering something for everyone in a “come as you are” atmosphere including craveable burgers, sandwiches, salads and entrees. In addition to these products with our "always open" appeal, sharable appetizers and desserts cater to the late-night crowd.

References to "Denny's," the "Company," "we," "us," and "our" in this Form 10-K are references to Denny's Corporation and its subsidiaries.

Business Strategy

During 2011, we focused on the following initiatives, which we believe are important steps to making the Denny’s brand the leading family-style restaurant in the nation:

Domestic Development

We continued our Franchise Growth Initiative ("FGI") to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. As of December 28, 2011, the total number of company restaurants sold since our FGI program began in early 2007 is 344. Fulfilling the unit growth expectations of this program, certain franchisees that have purchased company restaurants also signed development agreements to open additional restaurants. In addition to these franchise development agreements, we have been negotiating development agreements outside of our FGI program.

Through our various development efforts, we have negotiated development agreements for 217 new domestic restaurants, 108 of which have opened. The majority of the units in the pipeline are expected to open over the next five years. While the majority of the units scheduled under these agreements are on track, from time to time some of our franchisees' ability to grow and meet their development commitments is hampered by the economy and the difficult lending environment.

During 2010, Denny's was selected as the full-service restaurant operator of choice for Pilot Travel Centers LLC ("Pilot"). Also during the prior year, Pilot merged with Flying J Travel Centers ("Flying J") and is now named Pilot Flying J. We began converting former Flying J restaurant operations to Denny’s in July 2010 and, as of December 28, 2011, had converted 123 sites, 23 of which now operate as company restaurants and 100 of which now operate as franchise restaurants, thus completing the Flying J conversions.

During 2011, we opened five licensed locations on university campuses, which operate under either the Denny’s Fresh Express® or Denny’s AllNighter® names.

International Development

In addition to the development agreements signed for domestic restaurants, we have signed development agreements for 39 new international restaurants, ten of which have opened.  During 2011, we opened five international franchised locations in Honduras, Costa Rica, New Zealand and Canada, some of which were under development agreements. We believe that there is a significant opportunity for development of the Denny's brand in several international growth markets.

During 2012, we expect to open 45 to 50 restaurants in domestic and international markets.

Ongoing Transition to a Franchise Focused Business Model

As a result of the development efforts described above, over the past six years we have transitioned from a portfolio mix of 66% franchised and 34% company-operated to a portfolio mix of 88% franchised and 12% company-operated. Our targeted portfolio mix is 90% franchised and 10% company-operated. We anticipate achieving this goal through a combination of new franchise unit growth and the sale of restaurants to franchisees by the end of fiscal 2012. We expect that the future growth of the brand will come primarily from the development of franchise restaurants. The following table summarizes the changes in the number of company-owned and franchised and licensed restaurants during the past five years:

	2011	2010	2009	2008	2007
Company-owned restaurants, beginning of period	232	233	315	394	521
Units opened	8	24	1	3	5
Units relocated	—	1	—	—	—
Units acquired from franchisees	—	—	—	—	1
Units sold to franchisees	(30)	(24)	(81)	(79)	(130)
Units closed (including units relocated)	(4)	(2)	(2)	(3)	(3)
End of period	206	232	233	315	394

Franchised and licensed restaurants, beginning of period	1,426	1,318	1,226	1,152	1,024
Units opened	53	112	39	31	18
Units relocated	1	4	3	1	4
Units acquired by Company	—	—	—	—	(1)
Units purchased from Company	30	24	81	79	130
Units closed (including units relocated)	(31)	(32)	(31)	(37)	(23)
End of period	1,479	1,426	1,318	1,226	1,152
Total restaurants, end of period	1,685	1,658	1,551	1,541	1,546

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 28, 2011:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	93	35.1%	93	6.3%
Two to five	109	41.1%	327	22.1%
Six to ten	32	12.1%	244	16.5%
Eleven to fifteen	13	4.9%	176	11.9%
Sixteen to thirty	9	3.4%	204	13.8%
Thirty-one and over	9	3.4%	435	29.4%
Total	265	100.0%	1,479	100.0%

Menu Offerings

We are leveraging our heritage as a classic American diner with our “America’s Diner is Always Open" branding which provides the framework for our three primary marketing strategies: (1) delivering everyday affordability, primarily through our $2 $4 $6 $8 Value Menu®, (2) creating compelling limited-time-only products, and (3) driving sales beyond breakfast.  The Denny’s menu offers a large selection of high-quality, moderately priced products designed to appeal to all types of guests. We offer a wide variety of items for breakfast, lunch, and dinner, in addition to appetizers, desserts and beverages. Our Fit Fare® menu helps our guests identify items best suited to their dietary needs. Most Denny’s restaurants offer special items for children and seniors at reduced prices. Some restaurants cater to local tastes by offering regional items that complement the core menu. Our Product Development department works closely with our franchisees to develop new menu ideas which are thoroughly evaluated in our test kitchen with feedback from our guests and operators prior to being introduced into our restaurants. We continually strive to improve existing menu items and to add new menu items to give our guests additional reasons to return to our restaurants.

Financial

During the first quarter of 2011, we amended our credit facility principally to take advantage of lower interest rates available in the senior secured debt market. Interest on our credit facility, as amended, is payable at per annum rates equal to LIBOR plus 375 basis points, with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver, compared with an interest rate of LIBOR plus 475 basis points and a LIBOR floor of 1.75% for both the term loan and the revolver prior to the re-pricing. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility."

Also during 2011, we completed a 3.0 million share stock repurchase program that we began in November 2010. In April 2011, our Board of Directors approved an additional share repurchase program authorizing us to repurchase up to 6.0 million shares of our Common Stock. Under the program, we could, from time to time, purchase shares in the open market (including through pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of December 28, 2011, we had repurchased 3.7 million shares of Common Stock for $14.0 million under this 6.0 million share repurchase program. For more information see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends and Share Repurchases."

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

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. We seek to ensure that our company-owned restaurants meet our high standards through a network of Directors of Company Operations, Company District Managers and restaurant level managers, all of whom spend the majority of their time in the restaurants. A network of Regional Directors of Franchise Operations and Franchise Business Leaders provide oversight of our franchised restaurants to ensure compliance with brand standards, promote operational excellence, and provide general support to our franchisees.

A principal feature of Denny’s restaurant operations is the consistent focus on improving operations at the restaurant level. Restaurant managers are hands-on and versatile in their supervisory activities. Many of our restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

Denny’s maintains professional training programs for hourly associates and restaurant management. Hourly employee training programs (including eLearning) are position-specific and focus on skills and tasks necessary to successfully fulfill the responsibilities assigned to them, while continually enhancing guest satisfaction. Denny's Manager In Training (“MIT”) program is conducted at Approved Training Restaurants. The MIT program is required for all company new hires and those promoted internally, and is available for use by Denny's franchisees to train their managers to Denny's brand standards. The mission of the MIT program is to provide managers with the knowledge and leadership skills needed to successfully operate a Denny's restaurant.

Franchising and Development

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. The initial fee for a single twenty-year Denny’s franchise agreement is $40,000 and the royalty payment is up to 4% of gross sales. Additionally, our franchisees are required to contribute up to 4% of gross sales for advertising and may make additional advertising contributions as part of a local marketing co-operative.

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

Our marketing campaigns, including broadcast advertising, focus on amplifying Denny's brand strengths with what consumers want – it’s about choice with made-to-order variety and an emphasis on breakfast at an affordable value offered all day, every day. On a national level and through local co-operatives, the campaigns reach their consumer targets through network, cable and local television, radio, online, digital, social, outdoor and print media.

Product Development

Denny’s Product Development team works closely with consumer insights to create menu choices that are relevant to our consumers and align with current menu trends. Input and ideas from our franchisees, vendors and operators can also be integrated into this process. Before a new menu item can be brought to fruition, it is rigorously tested against standards of culinary discipline, food science and technology, nutritional analysis and operational execution. This testing process ensures that new menu items are not only appealing and marketable, but can be prepared and delivered with excellence in our restaurants.

Product Sources and Availability

Our purchasing department administers programs for the procurement of food and non-food products. Our franchisees also purchase food and non-food products directly from the vendors under these programs. Our centralized purchasing program is designed to ensure uniform product quality as well as to minimize food, beverage and supply costs. Our size provides significant purchasing power, which often enables us to obtain products at favorable prices from nationally recognized manufacturers.

While nearly all products are contracted for by our purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company (MBM), under a long-term distribution contract. MBM distributes restaurant products and supplies to the Denny’s system from approximately 150 vendors, representing approximately 89% of our restaurant product and supply purchases. We believe that satisfactory alternative sources of supply are generally available for all the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

Brand Protection & Quality

Denny’s will only serve our guests food that is safe and wholesome and that meets our quality standards. Our systems, from the supply chain through our restaurants, are based on Hazard Analysis and Critical Control Points (HACCP), whereby we prevent, eliminate or reduce hazards to a safe level to protect the health of the employees and guests. To ensure this basic expectation to our guests, Denny’s also has risk-based systems in place to validate only approved vendors and distributors which meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurants employees follow regulatory requirements (federal, state & local), industry “best practices” and Denny’s Brand Standards.

We use multiple approaches including third-party unannounced restaurant inspections (utilizing Denny’s Brand Protection Reviews), health department reviews and employee/manager training in their respective roles. If operational brand standard expectations are not met, a remediation process is immediately initiated. Our HACCP system uses nationally recognized food safety training courses and American National Standards Institute accredited certification programs.

All Denny’s restaurants are required to have a person certified in food protection on duty for all hours of operation. Our Food Safety/HACCP program has been recognized nationally by regulatory departments, industry, and our peers as one of the best. We have established a strong food safety culture within Denny’s. We continue to be leading edge advocates for the advancement of food safety within the industry’s organizations, such as National Council of Chain Restaurants (NCCR), National Restaurant Association (NRA) and Quality Assurance Executive Study Groups.

Seasonality

Restaurant sales are generally higher in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

Trademarks and Service Marks

Through our wholly-owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including "Denny's®", "Grand Slam®", "$2 $4 $6 $8 Value Menu®" and "Fit Fare®". During 2011, as part of our international development strategy, we secured ownership of the registered rights in the Denny's name and logo in China. We consider our trademarks and service marks important to the identification of our restaurants and believe they are of material importance to the conduct of our business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years. International trademark and service mark registrations have various durations from 5 to 20 years. We generally intend to renew trademarks and service marks which come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations in the United States and other jurisdictions where we do business. In addition, we have registered various domain names on the internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property.

Competition

The restaurant industry is highly competitive. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety and perceived value of their food offerings; the quality and speed of their guest service; and the convenience and attractiveness of their facilities.

Denny’s direct competition in the family-style category includes a collection of national and regional chains, as well as thousands of independent operators. We also compete with quick service restaurants as they attempt to upgrade their menus with premium sandwiches, entree salads, new breakfast offerings and extended hours.

We believe that Denny’s has a number of competitive strengths, including strong brand name recognition, well-located restaurants and market penetration. We benefit from economies of scale in a variety of areas, including advertising, purchasing and distribution. Additionally, we believe that Denny’s has competitive strengths in the value, variety and quality of our food products, and in the quality and training of our employees. See “Risk Factors” for certain additional factors relating to our competition in the restaurant industry.

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

Government Regulations

We and our franchisees are subject to local, state, federal and international laws and regulations governing various aspects of the restaurant business.

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

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s:

Name	Age	Current Principal Occupation or Employment and Five-Year Employment History
Frances L. Allen	49
Executive Vice President, Global Brand Strategy and Chief Marketing Officer of Denny's (June, 2011-present); Executive Vice President and Chief Marketing Officer of Denny's (July, 2010-June, 2011); Chief Marketing Officer of Dunkin' Donuts, U.S. (2007-2009); Vice President, Marketing of Sony Ericsson Mobile Communication (2004-2007).

John C. Miller	56
Chief Executive Officer and President of Denny’s (February, 2011-present); Chief Executive Officer and President of Taco Bueno Restaurants, Inc. (an operator and franchisor of quick service Mexican eateries) (2005 - February, 2011);  President of Romano's Macaroni Grill (1997-2004).

Robert Rodriguez	59
Executive Vice President and Chief Operating Officer of Denny's (September, 2010-present); President and Chief Operating Officer of Pick Up Stix (a multi-divisional franchise company in the Asian quick casual segment) (2008-2010); President of Dunkin' Donuts, U.S. (2004-2008).

F. Mark Wolfinger	56
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

Employees

At December 28, 2011, we had approximately 10,000 employees, none of whom are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers, and approximately 45 hourly employees. In addition, we employ three Operations Vice Presidents, three Company Directors of Operations, five Franchise Regional Directors of Operations, and a team of Company District Managers and Franchise Business Leaders to guide and support the franchisees and in-restaurant teams. The duties of the Directors of Operations, District Managers, and Franchise Business Leaders include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensures the ongoing adherence to our standards of quality, service, cleanliness, value and  hospitality.

Available Information

We make available free of charge through our website at www.dennys.com (in the Corporate—Investor Relations—SEC Filings section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission ("SEC"), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Item 1A.     Risk Factors

We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below could cause actual results to differ materially from our historical results and from projections in forward-looking statements contained in this Form 10-K, in our other filings with the SEC, in our news releases and in public statements made orally by our representatives.

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

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, the food service industry in general, and our results of operations and financial condition in particular, may also be adversely affected by unfavorable trends or developments such as:

•	inflation;
•	increased food costs;
•	increased energy costs;
•	labor and employee benefits costs (including increases in minimum hourly wage, employment tax rates and health care costs and workers’ compensation costs);
•	regional weather conditions; and
•	the availability of experienced management and hourly employees.

We are evaluating the comprehensive U.S. health care reform law that was enacted in 2010 to determine the impact on our business. We plan to comply with various parts of the law as they take effect. Although we cannot predict with certainty the financial and operational impacts the new law will have on us and our franchisees, we expect that our expenses will increase over the long term as a result of the law, particularly in 2014, and any such increases could be large enough to materially impact our results of operations.

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

Continued weakness or uncertainty of the United States economy, as a result of reactions to consumer credit availability, increasing energy prices, inflation, increasing interest rates, unemployment, war, terrorist activity or other unforeseen events could adversely affect consumer spending habits, which may result in lower restaurant sales.

The locations where we have restaurants may cease to be attractive as demographic patterns change.

The success of our owned and franchised restaurants is significantly influenced by location. Current locations may not continue to be attractive as demographic patterns change. It is possible that the neighborhood or economic conditions where our restaurants are located could decline in the future, potentially resulting in reduced sales at those locations.

A majority of Denny's restaurants are owned and operated by independent franchisees, and as a result the financial performance of franchisees can negatively impact our business.

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties, contributions to advertising and, in some cases, lease payments from our franchisees. We have established operational standards, guidelines and strategic plans for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire chain of restaurants and for taking a longer term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Denny’s restaurants.  If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even bankruptcy.  If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalties and lease income.

For 2011, our ten largest franchisees accounted for 34% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 255 franchisees. Although the loss of revenues from the closure of any one franchise restaurant may not be material, such revenues generate margins that may exceed those generated by other restaurants or offset fixed costs which we continue to incur.

We have guaranteed certain franchisee lease payments and loan payments in relation to the Pilot Flying J locations. These guarantees include up to $2.0 million of lease payments and $1.7 million in loan payments. In December 2011, we announced a new loan program to support domestic growth. This program will provide up to $100 million in loans to new and existing franchisees that open new restaurants in under-penetrated markets. We will guarantee up to the lesser of $12 million or 12% of the total outstanding loans under the program. As of December 28, 2011, there were no loans outstanding under this program. Under either of the programs, if franchisees are not able to fund required payments when due, we could be required to make payments up to amounts guaranteed.

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

Each of our restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. We expect competition to continue to increase. The following are important aspects of competition:

•	restaurant location;
•	advantageous commercial real estate suitable for restaurants
•	number and location of competing restaurants;
•	food quality and value;
•	training, courtesy and hospitality standards;
•	availability of and quality of staff;
•	dietary trends, including nutritional content;
•	quality and speed of service;
•	attractiveness and repair and maintenance of facilities; and
•	the effectiveness of marketing and advertising programs.

Many factors, including those over which we have no control, affect the trading price of our stock.

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report directly relates to our business, could have an impact of the trading price of our stock. In addition to investor expectations about our prospects, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives such as our share repurchase program. Any failure to meet market expectations whether for sales growth rates, refranchising goals, earnings per share or other metrics could cause our share price to decline.

Our reputation and business could be materially harmed as a result of the failure to protect the integrity and security of guest information or our employees' personal data.

We receive and maintain certain personal information about our guests and our employees. Our use of this information is regulated at the federal and state levels, as well as by certain third-party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

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

Our restaurant operations are also subject to federal and state laws that prohibit discrimination and laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. The operation of our franchisee system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. If we or our franchisees fail to comply with these laws and regulations, we or our franchisees could be subjected to restaurant closure, fines, penalties and litigation, which may be costly and could adversely affect our results of operations and financial condition. In addition, the future enactment of additional legislation regulating the franchise relationship could adversely affect our operations.

Negative publicity generated by incidents at a few restaurants can adversely affect the operating results of our entire chain and the Denny’s brand.

Food safety concerns, criminal activity, alleged discrimination or other operating issues stemming from one restaurant or a limited number of restaurants do not just impact that particular restaurant or a limited number of restaurants. Rather, our entire chain of restaurants may be at risk from the negative publicity generated by an incident at a single restaurant. This negative publicity can adversely affect the operating results of our entire chain and the Denny’s brand.

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

We maintain a documented system of internal controls which is reviewed and tested by the Company’s full time Internal Audit Department. The Internal Audit Department reports directly to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business; however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing errors or fraud. Any failures in the effectiveness of our internal controls could have an adverse effect on our operating results or cause us to fail to meet reporting obligations.

Risks Related to our Indebtedness

Our indebtedness could have an adverse effect on our financial condition and operations.

As of December 28, 2011, we had total indebtedness of $220.6 million, including capital leases.

We continually monitor our cash flow and liquidity needs. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover those needs, we could seek additional sources of funds, including incurring additional debt and selling selected assets, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months. There are no material debt maturities until September 2015. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations.

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

The credit agreement governing our indebtedness contains various covenants that limit, among other things, our ability to:

•	incur additional indebtedness;
•	pay dividends, purchase shares of Common Stock or make distributions or certain other restricted payments;
•	make certain investments;
•	create dividend or other payment restrictions affecting restricted subsidiaries;
•	issue or sell capital stock of restricted subsidiaries;
•	guarantee indebtedness;
•	enter into transactions with stockholders or affiliates;
•	create liens;
•	sell assets and use the proceeds thereof;
•	engage in sale-leaseback transactions; and
•	enter into certain mergers and consolidations.

These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. If we incur additional debt in the future, covenant limitations on our activities (and risks associated with such increased debt levels generally) could increase.

Our credit agreement contains additional restrictive covenants, including financial maintenance requirements.  Our ability to comply with these covenants may be affected by events beyond our control, such as uncertainties related to the current economy, and we cannot be sure that we will be able to comply with these covenants.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under any other debt instruments. Upon the occurrence of an event of default under any of our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our outstanding indebtedness.

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

The subsidiaries are separate and distinct legal entities and they have no obligation to Denny's Corporation, contingent or otherwise (other than under the credit facility with respect to which Denny’s Corporation is a guarantor and certain of its subsidiaries are borrowers), to make any funds available to meet its obligations, whether by dividend, distribution, loan or other payments. If the subsidiaries do not pay dividends or other distributions, Denny’s Corporation may not have sufficient cash to fulfill its obligations.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 4,800 square feet, allowing them to accommodate an average of 130-150 guests. The number and location of our restaurants as of December 28, 2011 and December 29, 2010 are presented below:

	2011			2010
State/Country	Company-Owned	Franchised / Licensed	Total	Company-Owned	Franchised / Licensed	Total
Alabama	2	5	7	—	4	4
Alaska	—	3	3	—	3	3
Arizona	10	72	82	10	68	78
Arkansas	—	11	11	—	9	9
California	73	344	417	74	346	420
Colorado	—	28	28	8	19	27
Connecticut	—	8	8	—	8	8
Delaware	1	—	1	1	—	1
District of Columbia	—	2	2	—	1	1
Florida	17	138	155	22	136	158
Georgia	1	14	15	1	15	16
Hawaii	6	3	9	6	3	9
Idaho	—	9	9	—	9	9
Illinois	9	47	56	19	38	57
Indiana	1	37	38	1	36	37
Iowa	—	3	3	—	3	3
Kansas	—	10	10	—	8	8
Kentucky	10	7	17	8	7	15
Louisiana	1	2	3	1	2	3
Maine	—	7	7	—	6	6
Maryland	3	20	23	3	21	24
Massachusetts	—	6	6	—	6	6
Michigan	4	18	22	6	16	22
Minnesota	—	13	13	—	13	13
Mississippi	1	2	3	—	2	2
Missouri	4	34	38	7	32	39
Montana	—	5	5	—	5	5
Nebraska	—	4	4	—	3	3
Nevada	7	25	32	8	24	32
New Hampshire	—	3	3	—	3	3
New Jersey	2	5	7	3	5	8
New Mexico	—	26	26	—	26	26
New York	1	48	49	1	48	49
North Carolina	—	20	20	—	20	20
North Dakota	—	4	4	—	4	4
Ohio	3	36	39	3	35	38
Oklahoma	—	17	17	—	16	16
Oregon	—	24	24	—	24	24
Pennsylvania	16	23	39	18	22	40
Rhode Island	—	2	2	—	2	2
South Carolina	—	15	15	—	16	16
South Dakota	—	3	3	—	3	3
Tennessee	2	4	6	2	4	6
Texas	19	167	186	19	157	176
Utah	—	25	25	—	23	23
Vermont	—	2	2	—	2	2
Virginia	10	19	29	10	20	30
Washington	—	46	46	—	46	46
West Virginia	—	2	2	—	2	2
Wisconsin	—	19	19	—	18	18
Wyoming	3	—	3	1	—	1
Canada	—	60	60	—	58	58
Costa Rica	—	3	3	—	2	2
Curacao N.V.	—	1	1	—	1	1
Guam	—	2	2	—	2	2
Honduras	—	2	2	—	1	1
Mexico	—	5	5	—	5	5
New Zealand	—	8	8	—	7	7
Puerto Rico	—	11	11	—	11	11
Total	206	1,479	1,685	232	1,426	1,658

Of the total 1,685 units in the Denny's brand, our interest in restaurant properties consists of the following:

	Company-Owned Units	Franchised Units	Total
Owned properties	44	45	89
Leased properties	162	353	515
	206	398	604

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 36 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy approximately 16 floors of the building, with a portion of the building leased to others.

See Note 11 to our Consolidated Financial Statements for information concerning encumbrances on substantially all of our properties.

Item 3.     Legal Proceedings

There are various claims and pending legal actions against or indirectly involving us incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market ("NASDAQ"). The following table lists the high and low sales prices of the Common Stock for each quarter of fiscal years 2011 and 2010, according to NASDAQ.

	High	Low
2011
First quarter	$4.30	$3.49
Second quarter	4.24	3.81
Third quarter	4.37	3.11
Fourth quarter	4.07	3.10

2010
First quarter	$3.99	$2.16
Second quarter	3.99	2.45
Third quarter	2.98	2.29
Fourth quarter	3.84	2.93

Stockholders

As of March 5, 2012, there were 96,104,464 shares of Common Stock outstanding and approximately 10,909 record and beneficial holders of Common Stock.

Dividends and Share Repurchases

Prior to the 2010 refinancing of our credit facility and repurchase and redemption of our public debt securities, distributions and dividends on Denny’s Corporation’s common equity securities were prohibited.  Our current credit facility allows for the payment of cash dividends and/or the purchase of Common Stock subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. The aggregate amount available for such dividends or stock purchases is as follows:

•
$10 million that can be used from time to time during the term of the facility, subject to a reduction for the use of such amount for certain investments and capital expenditures (which was fully utilized during 2010 and 2011);

•	an annual aggregate amount equal to $0.05 times the number of outstanding shares of Common Stock, that may not be carried forward to a future year if unused; and
•
an annual amount based on Excess Cash Flow, as defined by our credit agreement, with the percentage available for any dividend or stock repurchase either set at 50%, 75% or 100% of said Excess Cash Flow based on achievement of certain financial ratios with the amount carried forward to future years if unused.

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended December 28, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Program (3)
	(In thousands, except per share amounts)
September 29, 2011 – October 26, 2011	182	$3.39	182	2,757
October 27, 2011 – November 23, 2011	285	3.44	285	2,472
November 24, 2011 – December 28, 2011	167	3.35	167	2,304
Total	634	$3.40	634

(1)	Average price paid per share excludes commissions.
(2)
In April 2011, we announced that our Board of Directors had approved the repurchase of up to 6.0 million shares of Common Stock (in addition to a previous 3.0 million share authorization completed in the first quarter of 2011), which may take place from time to time on the open market (including through pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or through negotiated transactions, subject to market and business conditions.

(3)	During the quarter ended December 28, 2011, we purchased 634,156 shares of Common Stock for an aggregate consideration of $2.2 million, pursuant to the share repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 28, 2011 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,221,300	(1)	$3.11	1,962,022	(2)
Equity compensation plans not approved by security holders	937,500	(3)	3.55	450,000	(4)
Total	6,158,800		$3.15	2,412,022

(1)
Includes shares of Common Stock issuable pursuant to the grant or exercise of awards under the Denny’s Corporation 2008 Omnibus Incentive Plan (the “2008 Omnibus Plan”), the Denny’s Corporation Amended and Restated 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”), the Denny’s Inc. Omnibus Incentive Compensation Plan for Executives and the Advantica Stock Option Plan (collectively, the "Denny's Incentive Plans").

(2)
Includes shares of Common Stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards, under the 2008 Omnibus Plan and the 2004 Omnibus Plan.

(3)
Includes shares of Common Stock issuable pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units granted outside of the Denny's Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

(4)	Includes shares of Common Stock available for issuance as awards of stock options and restricted stock units outside of the Denny's Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

Performance Graph

The following graph compares the cumulative total stockholders’ return on our Common Stock for the five fiscal years ended December 28, 2011 (December 27, 2006 to December 28, 2011) against the cumulative total return of the Russell 2000® Index and a peer group.  The graph and table assume that $100 was invested on December 27, 2006 (the last day of fiscal year 2006) in each of the Company’s Common Stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
DENNY’S CORPORATION, RUSSELL 2000® INDEX AND PEER GROUP

ASSUMES $100 INVESTED ON DECEMBER 27, 2006
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 28, 2011

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 27, 2006	$100.00	$100.00	$100.00
December 26, 2007	$98.45	$87.75	$79.61
December 31, 2008	$65.18	$52.80	$42.25
December 30, 2009	$82.90	$71.29	$46.49
December 29, 2010	$105.16	$106.71	$75.99
December 28, 2011	$100.75	$132.94	$79.83

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 31, 2011, the weighted average market capitalization of companies within the index was approximately $1.2 billion with the median market capitalization being approximately $0.5 billion.

(2)
The peer group consists of 19 public companies that operate in the restaurant industry. The peer group includes the following companies: Einstein Noah Restaurant Group (BAGL), Bob Evans Farms, Inc. (BOBE), Buffalo Wild Wings, Inc. (BWLD), The Cheesecake Factory Incorporated, (CAKE), Cracker Barrel Old Country Store, Inc. (CBRL), O’Charleys Inc. (CHUX), Chipotle Mexican Grill, Inc. (CMG), DineEquity, Inc. (DIN), Domino’s Pizza, Inc. (DPZ), Brinker International, Inc. (EAT), Jack In The Box Inc. (JACK), Panera Bread Company (PNRA), P.F. Chang’s China Bistro, Inc. (PFCB), Papa John’s International, Inc. (PZZA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruby Tuesday, Inc. (RT), Sonic Corp. (SONC), Texas Roadhouse, Inc. (TXRH) and The Wendy’s Company (WEN).

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

	Fiscal Year Ended
	December 28, 2011 (a)	December 29, 2010	December 30, 2009	December 31, 2008 (b)	December 26, 2007
	(In millions, except ratios and per share amounts)
Statement of Income Data:
Operating revenue	$538.5	$548.5	$608.1	$760.3	$939.4
Operating income	51.0	55.2	72.4	60.9	79.8
Income from continuing operations	$112.3	$22.7	$41.6	$12.7	$29.5

Basic net income per share:	$1.15	$0.23	$0.43	$0.13	$0.31

Diluted net income per share:	$1.13	$0.22	$0.42	$0.13	$0.30

Cash dividends per common share (c)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets	$61.3	$62.5	$58.3	$53.5	$57.9
Working capital deficit (d)	(25.9)	(27.8)	(33.8)	(53.7)	(73.6)
Net property and equipment	112.8	129.5	131.5	160.0	184.6
Total assets	350.5	311.2	312.6	341.8	373.9
Long-term debt, excluding current portion	211.3	253.1	274.0	322.7	346.8

(a)
During 2011, we concluded that it is more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million.

(b)
The fiscal year ended December 31, 2008 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional, or 53rd, week added approximately $14.3 million of operating revenue in 2008.

(c)
Prior to the 2010 refinancing of our credit facility and repurchase and redemption of our public debt securities, distributions and dividends on Denny’s Corporation’s common equity securities were prohibited.  Our current credit facility allows for the payment of cash dividends and/or the purchase of Common Stock subject to certain limitations. See Part II Item 5.

(d)
A negative working capital position is not unusual for a restaurant operating company. The decrease in working capital deficit from December 26, 2007 to December 28, 2011 is primarily due to the sale of company-owned restaurants to franchisees from 2007 through 2011.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our Consolidated Financial Statements and the notes thereto.

Overview

Denny’s Corporation is one of America’s largest family-style restaurant chains. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years. 2011, 2010 and 2009 each included 52 weeks of operations. Our revenues are derived primarily from two sources: the sale of food and beverages at our company-owned restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company-operated and franchised restaurants are affected by the success of our marketing campaigns, new product introductions and customer service, as well as external factors including competition, economic conditions affecting consumer spending and changes in guest tastes and preferences. Sales at company-owned restaurants and royalty income from franchise restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants and the sale of company restaurants to franchisees.

Our operating costs are exposed to volatility in two main areas: product costs and payroll and benefit costs. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. Our ability to lock in prices on certain key commodities is imperative to control food costs in an environment in which many commodity prices are on the rise. In addition, our continued success with menu management helps us to maintain favorable product costs. Our $2 $4 $6 $8 Value Menu®, along with other promotional activities, are generally focused on menu items with lower food costs that still provide a compelling value to our customers. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses, such as medical benefit costs and workers’ compensation costs. A number of our employees are paid the minimum wage. Accordingly, substantial increases in the minimum wage increase our labor costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales.

Our focus on the following initiatives has had a significant impact on our financial performance during 2011 and over the past several years:

Franchise Growth Initiative

During 2011, we continued our Franchise Growth Initiative a strategic initiative to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. In 2011, as a result of our FGI, we sold 30 restaurant operations to franchisees. As of December 28, 2011, we have sold 344 company restaurants since our FGI program began in early 2007.

Fulfilling the unit growth expectations of this program, certain franchisees that purchased company restaurants over the past several years also signed development agreements to build additional new franchise restaurants. In addition to these franchise development agreements, we have been negotiating development agreements outside of our FGI program. The positive impact of these development programs is evident in the increasing number of franchise restaurant openings over the past several years. Through our various development efforts, we have negotiated development agreements for 217 new domestic restaurants, 108 of which have opened. The majority of the units in the pipeline are expected to open over the next five years. While the majority of the units scheduled under these agreements are on track, from time to time some of our franchisees' ability to grow and meet their development commitments is hampered by the economy and the difficult lending environment.

Conversion of Flying J Travel Center Restaurants

During the prior year, Denny's was selected as the full-service restaurant operator of choice for Pilot Travel Centers LLC. Also, during the prior year, Pilot merged with Flying J Travel Centers. Now named Pilot Flying J, the company is North America’s largest retail operator of travel centers. We began converting former Flying J restaurant operations to Denny’s in July 2010 and, as of December 28, 2011, had converted 123 sites, 23 of which now operate as company restaurants and 100 of which now operate as franchise restaurants, thus completing the Flying J conversions.

Specifically, our focus on these growth initiatives has impacted our financial performance as follows:

•	Company restaurant sales have decreased from $488.9 million in 2009 to $411.6 million in 2011, primarily as a result of the sale of restaurants to franchisees.

•
The decline in company restaurant revenues is partially offset by increased royalty income derived from the growth in the franchise restaurant base resulting from both traditional development and the conversion of restaurants. As a result, royalty income, which is included as a component of franchise and license revenue, has increased from $70.7 million in 2009 to $79.2 million in 2011.

•
The resulting net reduction in total revenue related to our FGI is generally recovered by the benefits of a lower cost structure related to franchise and license revenues, a decrease in depreciation and amortization from the sale of restaurant related assets to franchisees (from $32.3 million in 2009 to $28.0 million in 2011) and a reduction in interest expense resulting from the use of proceeds to reduce debt (from $32.6 million in 2009 to $20.0 million in 2011). See also "Debt and Refinancing and Reductions" below.

•
Initial franchise fees, included as a component of franchise and license revenue, are generally recognized in the period in which a restaurant is sold to a franchisee or when a new unit is opened. These initial fees are completely dependent on the number of restaurants sold to or opened by franchisees during a particular period and, as a result, can cause fluctuations in our total franchise and license revenue from year to year.

•
Occupancy revenues, also included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. As a result of our FGI, occupancy revenues have increased from $43.5 million in 2009 to $44.5 million in 2011. Additionally, when restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants moves from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. As subleases with franchisees end over time, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords.

•
Gains on sales of assets are primarily dependent on the number of restaurants sold to franchisees during a particular period, and as a result, can cause fluctuations in net income from year to year. As we near the completion of our FGI, gains on sales of assets will continue to decrease.

As a result of the development efforts described above, over the past five years we have transitioned from a portfolio mix of 66% franchised and 34% company-operated to a portfolio mix of 88% franchised and 12% company-operated. Our targeted portfolio mix is 90% franchised and 10% company-operated. We anticipate achieving this goal through a combination of new franchise unit growth and the sale of restaurants to franchisees by the end of 2012. We expect that the future growth of the brand will come primarily from the development of franchise restaurants.

Debt Refinancing and Reductions

Interest expense has a significant impact on our net income as a result of our indebtedness. However, over the past several years, we have continued to reduce interest expense through a series of debt repayments using the proceeds generated from our FGI transactions, sales of real estate and cash flow from operations. These repayments resulted in an overall debt reduction of approximately $46.7 million during 2009, $15.0 million during 2010 and $42.0 million in 2011.

During the first quarter of 2011, we amended our credit facility principally to take advantage of lower interest rates available in the senior secured debt market. Interest on our credit facility, as amended, is payable at per annum rates equal to LIBOR plus 375 basis points, with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver, compared with an interest rate of LIBOR plus 475 basis points and a LIBOR floor of 1.75% for both the term loan and the revolver prior to the re-pricing.

The combination of lower debt balances and lower overall interest rates on our debt will continue to positively benefit our financial performance on an ongoing basis.

Share Repurchases

Our credit facility permits the payment of cash dividends and/or the purchase of Denny’s stock subject to certain limitations. During 2011, we completed the 3.0 million share stock repurchase program that we began in November 2010. In April 2011, our Board of Directors approved an additional share repurchase program authorizing us to repurchase up to 6.0 million shares of our Common Stock. Under the program, we could, from time to time, purchase shares in the open market (including through pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of December 28, 2011, we had repurchased 3.7 million shares of Common Stock for $14.0 million under this 6.0 million share repurchase program.

Repurchased shares are included as treasury stock in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Deficit and Comprehensive Loss.

Statements of Income

	Fiscal Year Ended
	December 28, 2011		December 29, 2010		December 30, 2009
	(Dollars in thousands)
Revenue:
Company restaurant sales	$411,595	76.4%	$423,936	77.3%	$488,948	80.4%
Franchise and license revenue	126,939	23.6%	124,530	22.7%	119,155	19.6%
Total operating revenue	538,534	100.0%	548,466	100.0%	608,103	100.0%

Costs of company restaurant sales (a):
Product costs	101,796	24.7%	101,470	23.9%	114,861	23.5%
Payroll and benefits	167,574	40.7%	172,533	40.7%	197,612	40.4%
Occupancy	27,372	6.7%	27,967	6.6%	31,937	6.5%
Other operating expenses	61,017	14.8%	64,029	15.1%	73,496	15.0%
Total costs of company restaurant sales	357,759	86.9%	365,999	86.3%	417,906	85.5%

Costs of franchise and license revenue (a)	44,368	35.0%	46,987	37.7%	42,626	35.8%

General and administrative expenses	55,352	10.3%	55,619	10.1%	57,282	9.4%
Depreciation and amortization	27,979	5.2%	29,637	5.4%	32,343	5.3%
Operating (gains), losses and other charges, net	2,102	0.4%	(4,944)	(0.9%)	(14,483)	(2.4%)
Total operating costs and expenses, net	487,560	90.5%	493,298	89.9%	535,674	88.1%
Operating income	50,974	9.5%	55,168	10.1%	72,429	11.9%
Other expenses:
Interest expense, net	20,040	3.7%	25,792	4.7%	32,600	5.4%
Other nonoperating expense (income), net	2,607	0.5%	5,282	1.0%	(3,125)	(0.5%)
Total other expenses, net	22,647	4.2%	31,074	5.7%	29,475	4.8%
Net income before income taxes	28,327	5.3%	24,094	4.4%	42,954	7.1%
Provision for (benefit from) income taxes	(83,960)	(15.6%)	1,381	0.3%	1,400	0.2%
Net income	$112,287	20.9%	$22,713	4.1%	$41,554	6.8%

Other Data:
Company-owned average unit sales	$1,838		$1,813		$1,810
Franchise average unit sales	$1,385		$1,361		$1,396
Company-owned equivalent units (b)	224		234		270
Franchise equivalent units (b)	1,447		1,349		1,274
Company same-store sales increase (decrease) (c)(d)	0.8%		(3.6%)		(3.7%)
Guest check average increase (decrease) (d)	0.6%		(1.7%)		1.0%
Guest count increase (decrease) (d)	0.2%		(1.9%)		(4.6%)
Franchised and licensed same-store sales increase (decrease) (c)(d)	0.7%		(3.7%)		(5.2%)

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted-average number of units outstanding during the defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2011 comparable units.

2011 Compared with 2010

Unit Activity

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
Company-owned restaurants, beginning of period	232	233
Units opened	8	24
Units relocated	—	1
Units sold to franchisees	(30)	(24)
Units closed (including units relocated)	(4)	(2)
End of period	206	232

Franchised and licensed restaurants, beginning of period	1,426	1,318
Units opened	53	112
Units relocated	1	4
Units purchased from Company	30	24
Units closed (including units relocated)	(31)	(32)
End of period	1,479	1,426
Total restaurants, end of period	1,685	1,658

Of the 62 units opened and relocated during the year ended December 28, 2011, eight company-owned units and 15 franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers. Of the 141 units opened and relocated during the year ended December 29, 2010, 21 company-owned and 79 franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers.

Company Restaurant Operations

During the year ended December 28, 2011, we realized a 0.8% increase in same-store sales, comprised of a 0.6% increase in guest check average and a 0.2% increase in guest counts. Company restaurant sales decreased $12.3 million, or 2.9%, primarily resulting from a ten equivalent unit decrease in company-owned restaurants, partially offset by the increase in same-store sales for the year. The decrease in equivalent units resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 86.9% from 86.3%. Product costs increased to 24.7% from 23.9% primarily due to the impact of increased commodity costs. Payroll and benefits costs remained flat at 40.7% as improved scheduling of restaurant staff was offset by unfavorable workers’ compensation claims development and higher incentive compensation. Occupancy costs increased slightly to 6.7% from 6.6%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 28, 2011		December 29, 2010
	(Dollars in thousands)
Utilities	$18,051	4.4%	$18,221	4.3%
Repairs and maintenance	7,207	1.8%	7,428	1.8%
Marketing	16,052	3.9%	17,376	4.1%
Legal settlement costs	831	0.2%	446	0.1%
Other direct costs	18,876	4.6%	20,558	4.8%
Other operating expenses	$61,017	14.8%	$64,029	15.1%

Marketing decreased 0.2 percentage points primarily as a result of additional corporate investment in media in the prior year period.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 28, 2011		December 29, 2010
	(Dollars in thousands)
Royalties	$79,221	62.4%	$73,034	58.6%
Initial and other fees	3,197	2.5%	6,721	5.4%
Occupancy revenue	44,521	35.1%	44,775	36.0%
Franchise and license revenue	126,939	100.0%	124,530	100.0%

Occupancy costs	33,622	26.5%	34,373	27.6%
Other direct costs	10,746	8.5%	12,614	10.1%
Costs of franchise and license revenue	$44,368	35.0%	$46,987	37.7%

Royalties increased by $6.2 million, or 8.5%, primarily resulting from the effects of a 98 equivalent unit increase in franchised and licensed units, as compared to the prior year, and a 0.7% increase in same-store sales. The increase in equivalent units primarily resulted from the conversion of restaurants at Pilot Flying J Travel Centers during 2010 and 2011. Initial fees decreased by $3.5 million, or 52.4%. The decrease in initial fees resulted from the higher number of restaurants opened by franchisees during the prior year period. The decrease in occupancy revenue of $0.3 million, or 0.6%, is primarily the result of lease expirations and terminations where the franchisees obtained their own leases with the landlords and we are no longer party to the leases.

Costs of franchise and license revenue decreased by $2.6 million, or 5.6%. The decrease in occupancy costs of $0.8 million, or 2.2%, is primarily the result of lease expirations and terminations as described above. Other direct costs decreased by $1.9 million, or 14.8%, primarily resulting from lower opening and training costs related to the higher number of openings by franchisees in the prior year period and the franchise-related costs associated with our Super Bowl promotion in the prior year, partially offset by a $0.5 million franchisee settlement. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 35.0% for the year ended December 28, 2011 from 37.7% for the year ended December 29, 2010.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Share-based compensation	$4,219	$2,840
General and administrative expenses	51,133	52,779
Total general and administrative expenses	$55,352	$55,619

The $1.4 million increase in share-based compensation expense is primarily due to the issuance of employment inducement awards to certain employees and reductions in the prior year related to forfeitures. Other general and administrative expenses decreased $1.6 million. This decrease is primarily the result of $2.0 million in proxy contest costs incurred during 2010 and a decrease in deferred compensation. These decreases were partially offset by an increase in performance-based compensation and an increase in headcount, including executive positions that were vacant in the prior year period.

Depreciation and amortization was comprised of the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Depreciation of property and equipment	$20,613	$21,716
Amortization of capital lease assets	3,133	2,814
Amortization of intangible assets	4,233	5,107
Total depreciation and amortization	$27,979	$29,637

The overall decrease in depreciation and amortization expense was primarily due to the sale of company-owned restaurants to franchisees during 2010 and 2011.

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Gains on sales of assets and other, net	$(3,187)	$(9,481)
Restructuring charges and exit costs	1,234	4,162
Impairment charges	4,055	375
Operating (gains), losses and other charges, net	$2,102	$(4,944)

During the year ended December 28, 2011, we recognized gains of $3.2 million, primarily resulting from the sale of 30 restaurant operations to nine franchisees, the sale of real estate and the recognition of deferred gains related to a restaurant sold to a franchisee during a prior period. During the year ended December 29, 2010, we recognized gains of $9.5 million, primarily resulting from the sale of real estate to franchisees and the sale of 24 restaurant operations to 14 franchisees.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Exit costs	$848	$1,247
Severance and other restructuring charges	386	2,915
Total restructuring and exist costs	$1,234	$4,162

Severance and other restructuring charges for the year ended December 29, 2010 included $2.3 million related to the departure of the Company's former Chief Executive Officer.

Impairment charges of $4.1 million for the year ended December 28, 2011 resulted primarily from the impairment of assets of three underperforming units and two units identified as assets held for sale. Impairment charges for the year ended December 29, 2010 generally related to underperforming or closed restaurants as well as restaurants and real estate identified as held for sale during the period.

Operating income was $51.0 million during 2011 compared with $55.2 million during 2010.

Interest expense, net was comprised of the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Interest on credit facilities	$12,444	$5,406
Interest on senior notes	—	13,565
Interest on capital lease liabilities	3,908	3,911
Letters of credit and other fees	1,959	1,703
Interest income	(1,292)	(1,480)
Total cash interest	17,019	23,105
Amortization of deferred financing costs	1,374	1,045
Amortization of debt discount	547	160
Interest accretion on other liabilities	1,100	1,482
Total interest expense, net	$20,040	$25,792

The decrease in interest expense resulted from a decrease in interest rates related to the 2010 refinancing and 2011 re-pricing of our credit facility, as well as debt reductions during both years.

Other nonoperating expense, net was $2.6 million for the year ended December 28, 2011 compared with $5.3 million for the year ended December 29, 2010. The expense for 2011 consisted primarily of a $1.4 million loss on early extinguishment of debt related to our debt re-pricing and a $1.3 million loss on early extinguishment of debt related to prepayments made during the year. The expense for 2010 consisted primarily of a $4.5 million loss on early extinguishment of debt related to the 2010 debt refinancing.

The provision for (benefit from) income taxes was a benefit of $84.0 million for the year ended December 28, 2011 compared with a provision of $1.4 million for the year ended December 29, 2010. In the fourth quarter of 2011, we concluded that it is more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million. At December 28, 2011, the remaining valuation allowance was approximately $22.7 million.

Net income was $112.3 million for the year ended December 28, 2011 compared with $22.7 million for the year ended December 29, 2010 due to the factors noted above.

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

Of the 141 units opened and relocated during the year ended December 29, 2010, 21 company-owned and 79 franchise units represent conversions of restaurants at Pilot Flying J Travel Centers.

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

The overall decrease in depreciation and amortization expense was primarily due to the sale of company-owned restaurants to franchisees during 2009 and 2010.

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Gains on sales of assets and other, net	$(9,481)	$(19,429)
Restructuring charges and exit costs	4,162	3,960
Impairment charges	375	986
Operating (gains), losses and other charges, net	$(4,944)	$(14,483)

During the year ended December 29, 2010, we recognized gains of $9.5 million, primarily resulting from the sale of real estate to franchisees and the sale of 24 restaurant operations to 14 franchisees. During the year ended December 30, 2009, we recognized gains of $19.4 million, primarily resulting from the sale of 81 restaurant operations to 18 franchisees and the sale of real estate to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 29, 2010	December 30, 2009
	(In thousands)
Exit costs	$1,247	$698
Severance and other restructuring charges	2,915	3,262
Total restructuring and exit costs	$4,162	$3,960

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

The decrease in interest expense resulted from a decrease in interest rates under our credit facility and debt reductions during the years ended December 29, 2010 and December 30, 2009, of $15.0 million and $46.7 million, respectively.

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

The provision for income taxes was $1.4 million for each of the years ended December 29, 2010 and December 30, 2009, respectively. We provided valuation allowances related to any benefits from income taxes resulting from the application of a statutory tax rate to our NOL's generated in previous periods. In conjunction with our ongoing review of our actual results and anticipated future earnings, we reassessed the possibility of releasing a portion or all of the valuation allowance on our deferred tax assets. Based upon this assessment, the release of the valuation allowance was not appropriate as of December 29, 2010. The required accounting for a release will involve significant tax amounts and will impact earnings in the quarter in which it is deemed appropriate to release the reserve. At December 29, 2010, the valuation allowance was approximately $126.6 million.

Net income was $22.7 million for the year ended December 29, 2010 compared with $41.6 million for the year ended December 30, 2009 due to the factors noted above.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations, borrowings under our credit facility (as described below) and, in recent years, cash proceeds from the sale of restaurant operations to franchisees and sales of surplus properties, to the extent allowed by our credit facility. Principal uses of cash are operating expenses, capital expenditures, debt repayments and, recently, the repurchase of shares of our Common Stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Net cash provided by operating activities	$59,509	$38,255
Net cash used in investing activities	(7,697)	(5,280)
Net cash used in financing activities	(67,146)	(30,426)
Net increase (decrease) in cash and cash equivalents	$(15,334)	$2,549

We believe that our estimated cash flows from operations for 2012, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $7.7 million for the year ended December 28, 2011. These cash flows include capital expenditures of $16.1 million and trademark purchases of $1.6 million, partially offset by $8.6 million in proceeds from asset sales and $1.3 million of notes receivable collections. Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Facilities	$5,404	$5,299
New construction	7,884	16,287
Remodeling	1,412	3,720
Information technology	521	1,310
Other	868	765
Total capital expenditures	$16,089	$27,381

The new construction expenditures for 2010 and 2011 primarily resulted from the conversion of restaurants at Pilot Flying J Travel Centers. We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments. In fiscal year 2012, capital expenditures are expected to be approximately $15-16 million, comprised primarily of costs related to facilities and new construction.

The trademark purchases of $1.6 million resulted from securing ownership of the registered rights in the Denny's name and logo in China.

Cash flows used in financing activities were $67.1 million for the year ended December 30, 2011, which included long-term debt payments of $46.3 million, stock repurchases of $21.6 million, and deferred financing costs of $3.4 million, partially offset by proceeds from stock option exercises of $4.9 million.

Our working capital deficit was $25.9 million at December 28, 2011 compared with $27.8 million at December 29, 2010. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

A commitment fee of 0.625% is paid on the unused portion of the revolving credit facility. Interest on the credit facility is payable at per annum rates equal to LIBOR plus 375 basis points with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. The term loan was originally issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID is being amortized into interest expense over the life of the term loan using the effective interest rate method. The maturity date for the revolver is September 30, 2015 and the maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments of $625,000 with all remaining amounts due on the maturity date. Mandatory prepayments are required under certain circumstances and we have the option to make certain prepayments under the credit facility.

The credit facility is guaranteed by Denny's Corporation and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. The credit facility includes certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures. We were in compliance with the terms of the credit facility as of December 28, 2011.

As of December 28, 2011, we had an outstanding term loan of $195.7 million ($198.0 million less unamortized OID of $2.3 million) and outstanding letters of credit of $25.7 million under our revolving letter of credit facility. There were no revolving loans outstanding at December 28, 2011. These balances resulted in availability of $34.3 million under the revolving facility. As of December 28, 2011, the weighted-average interest rate under the term loan was 5.25%.

Contractual Obligations

Our future contractual obligations and commitments at December 28, 2011 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$198,099	$2,591	$5,008	$190,500	$—
Capital lease obligations (a)	41,188	7,973	12,591	6,971	13,653
Operating lease obligations	264,448	36,658	63,861	50,633	113,296
Interest obligations (a)	47,979	10,351	20,298	17,330	—
Pension and other defined contribution plan obligations (b)	2,209	2,209	—	—	—
Purchase obligations (c)	186,847	150,246	26,687	9,914	—
Total	$740,770	$210,028	$128,445	$275,348	$126,949

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 28, 2011. For long-term debt with variable rates, we have used the rate applicable at December 28, 2011 to project interest over the periods presented in the table above. The capital lease obligation amounts above are inclusive of interest.

(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 28, 2011. Amounts cannot currently be estimated for more than one year.

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

Unrecognized tax benefits are not included in the contractual obligations table as these liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. At December 28, 2011, there were no unrecognized tax benefits including potential interest and penalties.

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

Total discounted workers’ compensation and general liability insurance liabilities at December 28, 2011 and December 29, 2010 were $24.6 million, reflecting a 1.5% discount rate, and $26.2 million, reflecting a 1.5% discount rate, respectively. The related undiscounted amounts at such dates were $25.6 million and $27.3 million, respectively.

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

During 2011, 2010 and 2009, we recorded impairment charges of $4.1 million, $0.4 million and $1.0 million, respectively, for underperforming restaurants, including restaurants closed and company-owned restaurants classified as held for sale.  These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income. At December 28, 2011, we had a total of six restaurants with an aggregate net book value of approximately $1.3 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

Restructuring and exit costs. As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of the costs of future obligations related to closed units and severance and other restructuring charges for terminated employees. These costs are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

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

The most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 28, 2011, our total discounted liability for closed units was approximately $3.9 million, net of $2.8 million related to existing sublease agreements and $1.1 million related to properties for which we expect to enter into sublease agreements in the future. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

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

During the quarter ended December 28, 2011, we concluded that it is more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million. The release of our valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such an assessment is required on a jurisdiction-by-jurisdiction basis. Our historical operating income and continuing projected income represented sufficient evidence to conclude that it is more likely than not that the majority of our deferred tax assets will be realized

Share-based compensation. Stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of stock options using the Black-Scholes option pricing model. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our Common Stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The fair value of restricted stock units containing a market condition is determined using the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition. Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Consolidated Statements of Income.

Recent Accounting Pronouncements

See the New Accounting Standards section of Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of the end of fiscal 2011, borrowings under the term loan and revolving credit facility bore interest at variable rates based on LIBOR plus a spread of 375 basis points per annum with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. We have utilized interest rate swaps in the past, and may chose to do so again in the future, to mitigate the interest rate risk related to our variable rate debt.

Based on the levels of borrowings under the credit facility at December 28, 2011, as a result of the 1.5% LIBOR floor, if interest rates changed by 100 basis points our annual cash flow and income before income taxes would change by approximately $0.1 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at December 28, 2011. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors. The estimated fair value of our borrowings under the credit facility was $197.5 million compared with a book value of $198.0 million at December 28, 2011. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Our other outstanding long-term debt bears fixed rates of interest.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our pension plan by approximately $2.2 million and would impact the pension plan's net periodic benefit cost by less than $0.1 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our other defined benefit plans by less than $0.1 million while the plans' net periodic benefit cost would remain flat. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 28, 2011. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 28, 2011, our internal control over financial reporting was effective, based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 28, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.B.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 28, 2011 and December 29, 2010, and the related consolidated statements of income, shareholders’ deficit and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 28, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
March 12, 2012

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our Common Stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and "Code of Ethics" in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation's 2012 Annual Meeting of the Shareholders (the "proxy statement") and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

Item 14.     Principal Accounting Fees and Services

The information required by this item is furnished by incorporation by reference to information under the caption entitled “Selection of Independent Registered Public Accounting Firm" in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

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

+*10.1
Advantica Stock Option Plan as amended through November 28, 2001 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Denny’s Corporation (then known as Advantica) for the year ended December 26, 2001)

+*10.2
Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Denny’s Corporation (No. 333-103220) filed with the Commission on February 14, 2003)

+*10.3
Description of amendments to the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004)

Exhibit No.	Description

+*10.4
Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004)

+*10.5
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004)

+*10.6
Employment Offer Letter dated August 16, 2005 between Denny’s Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 28, 2005)

+*10.7
Employment Offer Letter dated July 19, 2010 between Denny’s Corporation and Frances L. Allen (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2010).

+*10.7
Employment Offer Letter dated August 20, 2010 between Denny’s Corporation and Robert Rodriguez (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2010).

+*10.9
Employment Offer Letter dated January 6, 2011 between Denny’s Corporation and John C. Miller (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2011).

*10.10
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

*10.12
First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 1, 2011, among Denny's Inc. and Denny's Realty, LLC as the Borrowers, Denny's Corporation and DFO, LLC as Guarantors, each lender from time to time party hereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.13
Award certificate evidencing restricted stock unit award to F. Mark Wolfinger, effective July 9, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on July 12, 2007)

+*10.14	Denny's Corporation Amended and Restated Executive Severance Pay Plan

+*10.15	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008)

+*10.16
Amendment to the Denny’s Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009)

+*10.17
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008)

+*10.18
Form of 2008 Performance-Based Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2008)

+*10.19
2008 Performance Restricted Stock Unit Program Description (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2008)

+*10.20
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

+*10.22
Form of the 2010 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 31, 2010).

+*10.23
Written Description of the Denny's 2010 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 31, 2010).

+*10.24
Form of the 2011 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2011).

Exhibit No.	Description

+*10.25
Written Description of the Denny's 2011 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2011).

+*10.26	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010)

+*10.27
Form of Performance-Based Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010)

+*10.28	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 30, 2009)

21.1	Subsidiaries of Denny’s

23.1	Consent of KPMG LLP

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

+	Denotes management contracts or compensatory plans or arrangements.
^	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 28, 2011 and December 29, 2010, and the related consolidated statements of income, shareholders’ deficit and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 28, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 28, 2011 and December 29, 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Greenville, South Carolina
March 12, 2012

Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$411,595	$423,936	$488,948
Franchise and license revenue	126,939	124,530	119,155
Total operating revenue	538,534	548,466	608,103
Costs of company restaurant sales:
Product costs	101,796	101,470	114,861
Payroll and benefits	167,574	172,533	197,612
Occupancy	27,372	27,967	31,937
Other operating expenses	61,017	64,029	73,496
Total costs of company restaurant sales	357,759	365,999	417,906
Costs of franchise and license revenue	44,368	46,987	42,626
General and administrative expenses	55,352	55,619	57,282
Depreciation and amortization	27,979	29,637	32,343
Operating (gains), losses and other charges, net	2,102	(4,944)	(14,483)
Total operating costs and expenses, net	487,560	493,298	535,674
Operating income	50,974	55,168	72,429
Other expenses:
Interest expense, net	20,040	25,792	32,600
Other nonoperating (income) expense, net	2,607	5,282	(3,125)
Total other expenses, net	22,647	31,074	29,475
Net income before income taxes	28,327	24,094	42,954
Provision for (benefit from) income taxes	(83,960)	1,381	1,400
Net income	$112,287	$22,713	$41,554

Net income per share:
Basic	$1.15	$0.23	$0.43
Diluted	$1.13	$0.22	$0.42

Weighted-average shares outstanding:
Basic	97,646	98,902	96,318
Diluted	99,588	101,391	98,499

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 28, 2011	December 29, 2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$13,740	$29,074
Receivables	14,971	17,280
Inventories	3,438	4,037
Assets held for sale	2,351	1,933
Current deferred tax asset	15,519	—
Prepaid and other current assets	11,274	10,162
Total current assets	61,293	62,486

Property	112,772	129,518

Other assets:
Goodwill	30,764	31,308
Intangible assets, net	50,921	52,054
Deferred financing costs, net	5,884	5,286
Noncurrent deferred tax asset	60,636	—
Other noncurrent assets	28,231	30,554
Total assets	$350,501	$311,206

Liabilities
Current liabilities:
Current maturities of long-term debt	$2,591	$2,583
Current maturities of capital lease obligations	4,380	4,109
Accounts payable	25,935	25,957
Other current liabilities	54,289	57,685
Total current liabilities	87,195	90,334

Long-term liabilities:
Long-term debt, less current maturities	193,257	234,143
Capital lease obligations, less current maturities	18,077	18,988
Liability for insurance claims, less current portion	18,552	18,810
Deferred income taxes	—	13,339
Other noncurrent liabilities and deferred credits	43,096	39,304
Total long-term liabilities	272,982	324,584
Total liabilities	360,177	414,918

Commitments and contingencies

Shareholders' deficit
Common stock $0.01 par value; authorized - 135,000; December 28, 2011:102,668 shares issued and 95,972 shares outstanding; December 29, 2010: 100,073 shares issued and 99,036 shares outstanding	1,027	1,001
Paid-in capital	557,396	548,490
Deficit	(517,827)	(630,114)
Accumulated other comprehensive loss, net of tax	(24,813)	(19,199)
	15,783	(99,822)
Treasury stock, at cost, 6,696 and 1,037 shares, respectively	(25,459)	(3,890)
Total shareholders' deficit	(9,676)	(103,712)
Total liabilities and shareholders' deficit	$350,501	$311,206

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 31, 2008	95,713	$957	—	$—	$538,911	$(694,381)	$(24,921)	$(179,434)
Comprehensive income:
Net income	—	—	—	—	—	41,554	—	41,554
Amortization of unrealized loss on hedged transactions	—	—	—	—	—	—	1,020	1,020
Minimum pension liability adjustment	—	—	—	—	—	—	5,688	5,688
Comprehensive income	—	—	—	—	—	41,554	6,708	48,262
Share-based compensation on equity classified awards	—	—	—	—	3,567	—	—	3,567
Issuance of common stock for share-based compensation	806	8	—	—	(8)	—	—	—
Exercise of common stock options	94	1	—	—	106	—	—	107
Balance, December 30, 2009	96,613	966	—	—	542,576	(652,827)	(18,213)	(127,498)
Comprehensive income:
Net income	—	—	—	—	—	22,713	—	22,713
Amortization of unrealized loss on hedged transactions	—	—	—	—	—	—	167	167
Minimum pension liability adjustment	—	—	—	—	—	—	(1,153)	(1,153)
Comprehensive income	—	—	—	—	—	22,713	(986)	21,727
Share-based compensation on equity classified awards	—	—	—	—	1,922	—	—	1,922
Purchase of treasury stock	—	—	(1,037)	(3,890)	—	—	—	(3,890)
Issuance of common stock for share-based compensation	573	6	—	—	(6)	—	—	—
Exercise of common stock options	2,887	29	—	—	3,998	—	—	4,027
Balance, December 29, 2010	100,073	1,001	(1,037)	(3,890)	548,490	(630,114)	(19,199)	(103,712)
Comprehensive income:
Net income	—	—	—	—	—	112,287	—	112,287
Minimum pension liability adjustment, net of tax benefits of $3,615	—	—	—	—	—	—	(5,614)	(5,614)
Comprehensive income	—	—	—	—	—	112,287	(5,614)	106,673
Share-based compensation on equity classified awards	—	—	—	—	3,412	—	—	3,412
Purchase of treasury stock	—	—	(5,659)	(21,569)	—	—	—	(21,569)
Issuance of common stock for share-based compensation	452	5	—	—	(5)	—	—	—
Exercise of common stock options	2,143	21	—	—	4,829	—	—	4,850
Tax benefit from stock options exercised	—	—	—	—	670	—	—	670
Balance, December 28, 2011	102,668	$1,027	(6,696)	$(25,459)	$557,396	$(517,827)	$(24,813)	$(9,676)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$112,287	$22,713	$41,554
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	27,979	29,637	32,343
Operating (gains), losses and other charges, net	2,102	(4,944)	(14,483)
Amortization of deferred financing costs	1,374	1,045	1,077
Amortization of debt discount	547	160	—
Loss on early extinguishment of debt	2,589	4,755	109
Loss (gain) on interest rate swap	—	167	(2,241)
Deferred income tax expense	3,223	324	671
Reversal of tax valuation allowance	(89,102)	—	—
Share-based compensation	4,219	2,840	4,671
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	2,232	(1,713)	(736)
Inventories	598	128	1,290
Other current assets	(1,112)	(634)	(17)
Other assets	405	(2,534)	(3,486)
Increase (decrease) in liabilities:
Accounts payable	2,042	1,366	(1,366)
Accrued salaries and vacations	934	(5,983)	(3,946)
Accrued taxes	(620)	(429)	(893)
Other accrued liabilities	(4,687)	(4,108)	(13,323)
Other noncurrent liabilities and deferred credits	(5,501)	(4,535)	(7,963)
Net cash flows provided by operating activities	59,509	38,255	33,261

Cash flows from investing activities:
Purchase of property	(16,089)	(27,381)	(18,407)
Proceeds from disposition of property	8,598	18,680	40,658
Purchase of trademarks	(1,553)	—	—
Collections on notes receivable, net	1,347	3,421	1,512
Net cash flows provided by (used in) investing activities	(7,697)	(5,280)	23,763

Cash flows from financing activities:
Net borrowings under credit agreement	—	246,250	—
Long-term debt payments	(46,253)	(268,769)	(50,452)
Debt transaction costs	(839)	(2,695)	—
Deferred financing costs	(3,421)	(5,342)	—
Purchase of treasury stock	(21,569)	(3,890)	—
Proceeds from exercise of stock options	4,850	4,027	107
Tax withholding on share-based payments	(377)	(455)	(253)
Tax benefit of stock options exercised	670	—	—
Net bank overdrafts	(207)	448	(943)
Net cash flows used in financing activities	(67,146)	(30,426)	(51,541)

Increase (decrease) in cash and cash equivalents	(15,334)	2,549	5,483

Cash and cash equivalents at:
Beginning of year	29,074	26,525	21,042
End of year	$13,740	$29,074	$26,525

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At December 28, 2011, the Denny’s brand consisted of 1,685 restaurants, 1,479 (88%) of which were franchised/licensed restaurants and 206 (12%) of which were company-owned and operated. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and six foreign countries with principal concentrations in California (25% of total restaurants), Florida (9%) and Texas (11%).

The following table shows the unit activity for the years ended December 28, 2011 and December 29, 2010:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
Company-owned restaurants, beginning of period	232	233
Units opened	8	24
Units relocated	—	1
Units sold to franchisees	(30)	(24)
Units closed (including units relocated)	(4)	(2)
End of period	206	232

Franchised and licensed restaurants, beginning of period	1,426	1,318
Units opened	53	112
Units relocated	1	4
Units purchased from Company	30	24
Units closed (including units relocated)	(31)	(32)
End of period	1,479	1,426
Total restaurants, end of period	1,685	1,658

Of the 62 units opened and relocated during the year ended December 28, 2011, eight company-owned units and 15 franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers. Of the 141 units opened and relocated during the year ended December 29, 2010, 21 company-owned and 79 franchise units represent conversions and openings of restaurants at Pilot Flying J Travel Centers.

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

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries, Denny’s, Inc., DFO, LLC and Denny's Realty, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years.  Fiscal 2011, 2010 and 2009 each included 52 weeks of operations. Fiscal 2014 will be a 53 week year.

Cash Equivalents and Short-term Investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include short-term investments of $12.0 million and $26.9 million at December 28, 2011 and December 29, 2010, respectively. These amounts were held overnight in our transaction bank accounts at highly rated financial institutions that provided earnings credits.

Receivables. Receivables, which are recorded at net realizable value, primarily consist of trade accounts receivables and financing receivables from franchisees (together “franchisee receivables”), vendor receivables and credit card receivables. Trade accounts receivables from franchisees consist of royalties, advertising and rent. Financing receivables from franchisees consist of notes receivable from franchisees resulting from the sales of restaurant operations and direct financing leases. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on pre-defined criteria and management’s judgment of existing receivables. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. See Note 3.

Inventories. Inventories consist of food and beverages and are valued primarily at the lower of average cost (first-in, first-out) or market.

Assets Held for Sale. Assets held for sale consist of real estate properties and/or restaurant operations that we expect to sell within the next 12 months. The assets are reported at the lower of carrying amount or fair value less costs to sell. We cease recording depreciation on assets that are classified as held for sale. If the determination is made that we no longer expect to sell an asset within the next 12 months, the asset is reclassified out of held for sale.

Note 2.     Summary of Significant Accounting Policies (continued)

Property and Depreciation. Owned property is stated at cost. Property under capital leases is stated at the lesser of its fair value or the net present value of the related minimum lease payments at the lease inception. We depreciate owned property over its estimated useful life using the straight-line method. We amortize property held under capital leases (at capitalized value) over the lesser of its estimated useful life or the initial lease term. In certain situations, one or more option periods may be used in determining the depreciable life of certain leasehold improvements under operating lease agreements if we deem that an economic penalty will be incurred and exercise of such option periods is reasonably assured. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing rent expense. Building assets are assigned estimated useful lives that range from five to 30 years, equipment assets are assigned lives that range from two to ten years and leasehold improvements are generally assigned lives between five and 15 years limited by the expected lease term.

Goodwill. Amounts recorded as goodwill primarily represent excess reorganization value recognized as a result of our 1998 bankruptcy. In connection with the sale of company restaurant operations to franchisees, goodwill is allocated to the operations sold in the determination of the gain or loss on the sale. The allocation is based on the relative fair values of the operations sold. We test goodwill for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. Such indicators include, but are not limited to, a significant decline in our expected future cash flows; a significant adverse decline in our stock price; significantly adverse legal developments; and a significant change in the business climate.

Other Intangible Assets. Other intangible assets consist primarily of trademarks, trade names, franchise and other operating agreements and capitalized software development costs. Trade names and trademarks are considered indefinite-lived intangible assets and are not amortized. Franchise and other operating agreements are amortized using the straight-line basis over the term of the related agreement. Capitalized software development costs are amortized over the estimated useful life of the software. We test trade name and trademark assets for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. We assess impairment of franchise and other operating agreements and capitalized software development costs whenever changes or events indicate that the carrying value may not be recoverable. Costs incurred to renew or extend the term of recognized intangible assets are recorded in general and administrative expenses in our Consolidated Statement of Income.

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust are comprised of debt and equity mutual funds. They are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to the liability in our Consolidated Statement of Income. During 2011, 2010 and 2009, we incurred a net loss of less than $0.1 million and net gains of $0.5 million and $1.0 million, respectively. The fair value of the deferred compensation plan investments were $4.9 million and $5.9 million at December 28, 2011 and December 29, 2010, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. We have included in accounts payable in our Consolidated Balance Sheets cash overdrafts totaling $7.8 million and $8.0 million at December 28, 2011 and December 29, 2010, respectively. Changes in such amounts are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

Total discounted insurance liabilities at December 28, 2011 and December 29, 2010 were $24.6 million reflecting a 1.5% discount rate and $26.2 million reflecting a 1.5% discount rate, respectively. The related undiscounted amounts at such dates were $25.6 million and $27.3 million, respectively.

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

During the quarter ended December 28, 2011, we concluded that it is more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million. The release of our valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such an assessment is required on a jurisdiction-by-jurisdiction basis. Our historical operating income and continuing projected income represented sufficient evidence to conclude that it is more likely than not that the majority of our deferred tax assets will be realized.

Note 2.     Summary of Significant Accounting Policies (continued)

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

Derivative Instruments. From time to time, we may utilize derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes. All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. See Note 12.

Contingencies and Litigation. We are subject to legal proceedings involving ordinary and routine claims incidental to our business, as well as legal proceedings that are nonroutine and include compensatory or punitive damage claims. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal costs as other operating expenses in our Consolidated Statements of Income as those costs are incurred.

Comprehensive Income.  Comprehensive income includes net income and other comprehensive income items that are excluded from net income under U.S. generally accepted accounting principles. Other comprehensive income items include additional minimum pension liability adjustments and the effective unrealized portion of changes in the fair value of cash flow hedges. Accumulated other comprehensive loss, net in our Consolidated Statements of Shareholders' Deficit and Comprehensive Loss was comprised of $24.8 million and $19.2 million of additional minimum pension liability as of December 28, 2011 and December 29, 2010, respectively.

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

Gift cards. We sell gift cards which have no stated expiration dates. Proceeds from the sale of gift cards are deferred and recognized as revenue when they are redeemed. Based on our historical analysis, we recognize breakage two years following the sale date of the gift card. Our historical data shows that after two years more than 90% of gift cards or gift certificates sold have been redeemed and that future redemptions are insignificant. We maintain a liability for future redemptions based on a year-by-year analysis of gift cards outstanding, which represents approximately 5% of gift cards sold. We recognized $0.3 million and $0.2 million in breakage on gift cards for the years ended December 28, 2011 and December 29, 2010, respectively. We believe that the amounts recognized for breakage have been and will continue to be insignificant.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2011, 2010 and 2009, we recorded initial fees of $3.1 million, $6.6 million and $4.7 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Income. At December 28, 2011 and December 29, 2010, deferred fees were $1.1 million and $0.8 million, respectively, and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. Our ten largest franchisees accounted for 34%, 33% and 33% of our franchise revenues for 2011, 2010 and 2009, respectively.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2011, 2010 and 2009 was $16.1 million, $17.4 million and $20.1 million, respectively, net of contributions from franchisees of $60.5 million, $52.1 million and $50.6 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Income.

Restructuring and exit costs. Restructuring and exit costs consist primarily of the costs of future obligations related to closed units, severance and other restructuring charges for terminated employees, and are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Note 2.     Summary of Significant Accounting Policies (continued)

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

Impairment of long-lived assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. Generally, all units with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing our assessment, we make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Gains on Sales of Restaurants Operations to Franchisees, Real Estate and Other Assets. Generally, gains on sales of restaurant operations to franchisees (which may include real estate), real estate properties and other assets are recognized when the sales are consummated and certain other gain recognition criteria are met. Total gains are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Share-Based Compensation.  Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We estimate potential forfeitures of share-based awards and adjust the forfeiture rate over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Income. Any benefit of tax deductions in excess of recognized compensation cost is reported as a financing cash flow on our Consolidated Statements of Cash Flows.

The fair value of the stock options granted during 2011, 2010 and 2009 was estimated at the date of grant using the Black-Scholes option pricing model. We used the following weighted-average assumptions for the grants:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	60.3%	60.3%	57.5%
Risk-free interest rate	2.0%	2.2%	1.8%
Weighted-average expected term	4.7 years	4.7 years	4.6 years

The dividend yield assumption was based on our dividend payment history and expectations of future dividend payments. The expected volatility was based on the historical volatility of our stock for a period approximating the expected life of the options granted. The risk-free interest rate was based on published U.S. Treasury spot rates in effect at the time of grant with terms approximating the expected life of the option. The weighted-average expected term of the options represents the period of time the options are expected to be outstanding based on historical trends.

Compensation expense for options is recognized on a straight-line basis over the requisite service period for the entire award. Generally, compensation expense related to restricted stock units, performance shares, performance units and board deferred stock units is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of the common stock on the date of the grant. For restricted stock units and performance shares that contain a market condition, compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. The amount of certain cash-settled awards is determined based on the date of payment. Therefore, compensation expense related to these cash-settled awards is adjusted to fair value at each balance sheet date.

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

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and potential common shares outstanding during the period.

Note 2.     Summary of Significant Accounting Policies (continued)

Newly Adopted Accounting Standards.

Fair Value

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

Effective December 30, 2010, the first day of fiscal 2011, we adopted the disclosure requirements of ASU No. 2010-06 related to purchases, sales, issuances and settlements relating to Level 3 measurements. The adoption did not have any impact on the disclosures included in our Consolidated Financial Statements.

Receivables

ASU  No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”

Effective December 30, 2010, we adopted the disclosure provisions of ASU No. 2010-20, which amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. The adoption resulted in increased notes receivable disclosure, but did not have any impact on our Consolidated Financial Statements.

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

Accounting Standards to be Adopted.

Fair Value

ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

In May 2011, the FASB issued ASU 2011-04 to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We are required to adopt the provisions of this ASU in the first quarter of 2012. We do not believe the adoption will have a material impact on our Consolidated Financial Statements.

Comprehensive Income

ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income"

In May 2011, the FASB issued ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application. We are required to adopt the provisions of this ASU in the first quarter of 2012.  The adoption concerns presentation and disclosure only and will not have an impact on our financial position or results of operations.

ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 "

In December 2011, the FASB issued ASU 2011-12, which effectively defers the changes in ASU 2011-05 that relate to the presentation of reclassification out of accumulated other comprehensive income. All other requirements of ASU 2011-05 are not affected by this update. We are required to adopt the provision of this ASU in the first quarter of 2012.  We do not believe the adoption will have a material impact on our Consolidated Financial Statements.

Goodwill

ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”

In September 2011, the FASB issued ASU 2011-08, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. We are required to adopt the provision of this ASU in the first quarter of 2012. We do not believe the adoption will have a material impact on our Consolidated Financial Statements.

Note 3.     Receivables

Receivables, net were comprised of the following:

	December 28, 2011	December 29, 2010
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,452	$11,538
Notes receivable from franchisees and third parties	992	1,020
Vendor receivables	2,311	2,571
Credit card receivables	1,137	1,206
Other	1,087	1,152
Allowance for doubtful accounts	(8)	(207)
	$14,971	$17,280
Direct financing lease receivables (included as a component of prepaid and other current assets)	$82	$74

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees and third parties	$560	$1,329
Direct financing lease receivables	5,496	5,119
	$6,056	$6,448

We recorded provisions for credit losses of less than $0.1 million for both the years ended December 28, 2011 and December 29, 2010, respectively.

We recognized interest income on notes receivable from franchisees of $0.2 million, $0.3 million and $0.3 million for the years ended December 28, 2011, December 29, 2010 and December 30, 2009, respectively, which is included as a component of interest expense, net on our Consolidated Statements of Income. We recognized interest income on direct financing leases of $1.1 million, $1.1 million and $1.4 million for the years ended December 28, 2011, December 29, 2010 and December 30, 2009, respectively, which is included as a component of interest expense, net on our Consolidated Statements of Income.

Note 4.     Assets Held for Sale

Assets held for sale of $2.4 million and $1.9 million as of December 28, 2011 and December 29, 2010, respectively, included restaurants to be sold to franchisees. Our Credit Facility (defined in Note 11) requires us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of restaurant assets and restaurant operations to franchisees, net of a voluntary $25.0 million annual exclusion. As of December 28, 2011 and December 29, 2010, no reclassification of long-term debt to current liabilities was required.

As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.8 million, $0.1 million and $0.4 million for the years ended December 28, 2011, December 29, 2010 and December 30, 2009, respectively. This expense is included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Note 5.     Property, Net

Property, net consisted of the following:

	December 28, 2011	December 29, 2010
	(In thousands)
Land	$27,144	$27,328
Buildings and leasehold improvements	214,283	232,583
Other property and equipment	81,030	87,718
Total property owned	322,457	347,629
Less accumulated depreciation	223,010	230,928
Property owned, net	99,447	116,701

Buildings, vehicles, and other equipment held under capital leases	31,417	29,381
Less accumulated amortization	18,092	16,564
Property held under capital leases, net	13,325	12,817
Total property, net	$112,772	$129,518

Note 5.     Property, Net (continued)

The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 28, 2011	December 29, 2010
	(In thousands)
Land	$12,219	$11,677
Buildings and leasehold improvements	36,239	38,853
Total property owned, leased to franchisees	48,458	50,530
Less accumulated depreciation	33,064	34,398
Property owned, leased to franchisees, net	15,394	16,132

Buildings held under capital leases, leased to franchisees	16,224	15,644
Less accumulated amortization	11,204	10,047
Property held under capital leases, leased to franchisees, net	5,020	5,597
Total property leased to franchisees, net	$20,414	$21,729

Depreciation expense, including amortization of property under capital leases, for 2011, 2010 and 2009 was $23.7 million, $24.5 million and $27.0 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 11.

Note 6.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 28, 2011	December 29, 2010
	(In thousands)
Balance, beginning of year	$31,308	$32,440
Write-offs associated with sale of restaurants	(378)	(982)
Reclassification to assets held for sale, net	(166)	(150)
Balance, end of year	$30,764	$31,308

Goodwill and intangible assets were comprised of the following:

	December 28, 2011		December 29, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$30,764	$—	$31,308	$—

Intangible assets with indefinite lives:
Trade names	$44,046	$—	$42,493	$—
Liquor licenses	164	—	164	—
Intangible assets with definite lives:
Franchise and license agreements	42,778	36,132	46,088	36,769
Foreign license agreements	241	176	241	163
Intangible assets	$87,229	$36,308	$88,986	$36,932

Other assets with definite lives:
Software development costs	$33,937	$31,973	$33,673	$30,426

The $1.6 million increase in trade names resulted from securing ownership of the registered rights in the Denny's name and logo in China. The $3.3 million decrease in franchise agreements primarily resulted from the removal of fully amortized agreements. The amortization expense for definite-lived intangibles and other assets for 2011, 2010 and 2009 was $4.2 million, $5.1 million and $5.4 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2012	$2,239
2013	1,940
2014	1,385
2015	821
2016	258

We performed an annual impairment test as of December 28, 2011 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 7.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 28, 2011	December 29, 2010
	(In thousands)
Accrued salaries and vacation	$17,804	$16,056
Accrued insurance, primarily current portion of liability for insurance claims	8,168	9,603
Accrued taxes	6,904	7,525
Accrued interest	1,113	4,152
Restructuring charges and exit costs	1,151	1,508
Accrued advertising	6,552	5,471
Other	12,597	13,370
Other current liabilities	$54,289	$57,685

Note 8.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands)
Gains on sales of assets and other, net	$(3,187)	$(9,481)	$(19,429)
Restructuring charges and exit costs	1,234	4,162	3,960
Impairment charges	4,055	375	986
Operating (gains), losses and other charges, net	$2,102	$(4,944)	$(14,483)

Gains on Sales of Assets

During the year ended December 28, 2011, we recognized gains of $3.2 million, primarily resulting from the sale of 30 restaurant operations to nine franchisees, the sale of real estate and the recognition of deferred gains related to a restaurant sold to a franchisee during a prior period. During the year ended December 29, 2010, we recognized gains of $9.5 million, primarily resulting from the sale of real estate to franchisees and the sale of 24 restaurant operations to 14 franchisees. During the year ended December 30, 2009, we recognized gains of $19.4 million, primarily resulting from the sale of 81 restaurant operations to 18 franchisees and the sale of real estate to franchisees.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs consist primarily of the costs of future obligations related to closed units and severance and other restructuring charges for terminated employees and were comprised of the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands)
Exit costs	$848	$1,247	$698
Severance and other restructuring charges	386	2,915	3,262
Total restructuring charges and exit costs	$1,234	$4,162	$3,960

Severance and other restructuring charges of $2.9 million for 2010 resulted primarily from severance costs related to the departure of our Chief Executive Officer. The $3.3 million of severance and other restructuring charges for 2009 primarily resulted from severance costs related to the departure of our Chief Operating Officer and Chief Marketing Officer.

The components of the change in accrued exit cost liabilities were as follows:

	December 28, 2011	December 29, 2010
	(In thousands)
Balance, beginning of year	$4,948	$6,555
Provisions for units closed during the year (1)	433	755
Changes in estimates of accrued exit costs, net (1)	415	492
Payments, net of sublease receipts	(2,200)	(3,275)
Reclassification of certain lease liabilities, net	(166)	(136)
Interest accretion	433	557
Balance, end of year	3,863	4,948
Less current portion included in other current liabilities	1,116	1,400
Long-term portion included in other noncurrent liabilities	$2,747	$3,548

(1)	Included as a component of operating (gains), losses and other charges, net

Note 8.     Operating (Gains), Losses and Other Charges, Net (continued)

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2012	$1,415
2013	897
2014	742
2015	471
2016	233
Thereafter	1,006
Total	4,764
Less imputed interest	901
Present value of exit cost liabilities	$3,863

The present value of exit cost liabilities is net of $2.8 million of existing sublease arrangements and $1.1 million related to properties for which we expect to enter into sublease agreements in the future. See Note 9 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed units.

As of December 28, 2011 and December 29, 2010, we had accrued severance and other restructuring charges of less than $0.1 million and $0.1 million, respectively.  The balance as of December 28, 2011 is expected to be paid during 2012.

Impairment charges of $4.1 million for the year ended December 28, 2011 resulted primarily from the impairment of assets of three underperforming units and two units identified as assets held for sale.

Note 9.     Leases

Our operations utilize property, facilities and equipment leased from others. Buildings and facilities are primarily used for restaurants and support facilities. Many of our restaurants are operated under lease arrangements which generally provide for a fixed basic rent, and, in many instances, contingent rent based on a percentage of gross revenues. Initial terms of land and restaurant building leases generally are not less than 15 years, exclusive of options to renew. Leases of other equipment consist primarily of restaurant equipment, computer systems and vehicles.

We lease certain owned and leased property, facilities and equipment to others. Our net investment in direct financing leases receivable, of which the current portion is recorded in prepaid and other current assets and the long-term portion is recorded in other noncurrent assets in our Consolidated Balance Sheets, was as follows:

	December 28, 2011	December 29, 2010
	(In thousands)
Total minimum rents receivable	$20,622	$17,969
Estimated residual value of leased property (unguaranteed)	2,200	1,900
	22,822	19,869
Less unearned income	17,245	14,676
Net investment in direct financing leases receivable	$5,577	$5,193

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed units, at December 28, 2011 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Direct Financing	Operating
	(In thousands)
2012	$7,973	$36,658	$1,252	$33,851
2013	6,874	33,047	1,252	32,187
2014	5,717	30,814	1,252	30,549
2015	4,063	26,720	1,252	27,487
2016	2,908	23,913	1,252	23,871
Thereafter	13,653	113,296	14,362	134,321
Total	41,188	$264,448	$20,622	$282,266
Less imputed interest	18,731
Present value of capital lease obligations	$22,457

Note 9.     Leases (continued)

Rent expense is a component of both occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Income. Lease and sublease rental income is a component of franchise and license revenue in our Consolidated Statements of Income. Net rental expense was comprised of the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands)
Rental expense:
Base rents	$40,278	$42,575	$43,585
Contingent rents	5,575	4,374	4,657
Total rental expense	$45,853	$46,949	$48,242
Rental income:
Base rents	$35,337	$35,882	$34,265
Contingent rents	2,812	2,660	3,299
Total rental income	$38,149	$38,542	$37,564
Net rental expense:
Base rents	$4,941	$6,693	$9,320
Contingent rents	2,763	1,714	1,358
Net rental expense	$7,704	$8,407	$10,678

Note 10.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 28, 2011
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$4,935	$4,935	$—	$—	market approach
Total	$4,935	$4,935	$—	$—

	Fair Value Measurements as of December 29, 2010
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,926	$5,926	$—	$—	market approach
Total	$5,926	$5,926	$—	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of December 28, 2011 and December 29, 2010, impaired assets related to underperforming units were written down to a fair value of $0 based on the income approach.

Note 10.     Fair Value of Financial Instruments (continued)

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, before original issue discount and excluding capital lease obligations, was as follows:

	December 28, 2011	December 29, 2010
	(In thousands)
Book value:
Fixed rate long-term debt	$99	$181
Variable rate long-term debt	198,000	240,000
Long term debt excluding capital lease obligations	$198,099	$240,181

Estimate fair value:
Fixed rate long-term debt	$99	$181
Variable rate long-term debt	197,505	243,000
Long term debt excluding capital lease obligations	$197,604	$243,181

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Consolidated Balance Sheets at December 28, 2011 and December 29, 2010 relates to market quotations for our senior secured term loan.

Note 11.     Long-Term Debt

Long-term debt consisted of the following:

	December 28, 2011	December 29, 2010
	(In thousands)
Term loans due September 30, 2016	$198,000	$240,000
Other note payable, maturing 1/1/2013, payable in monthly installments with an interest rate of 9.17%	99	181
Capital lease obligations	22,457	23,097
Total long-term debt	220,556	263,278
Unamortized discount	(2,251)	(3,455)
Total long-term debt, net	218,305	259,823
Less current maturities and mandatory prepayments	6,971	6,692
Noncurrent portion of long-term debt	$211,334	$253,131

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 9), at December 28, 2011 are as follows:

(In thousands)
2012	$2,591
2013	2,508
2014	2,500
2015	2,500
2016 and thereafter	188,000
Total long-term debt, excluding capital lease obligations	$198,099

Our subsidiaries, Denny's, Inc. and Denny's Realty, LLC, have a credit facility consisting of a $60 million (increased from $50 million in the first quarter of 2011) senior secured revolver (with a $30 million letter of credit sublimit) and a senior secured term loan in an original principal amount of $250 million. As of December 28, 2011, we had an outstanding term loan of $195.7 million ($198.0 million less unamortized OID of $2.3 million) and outstanding letters of credit of $25.7 million under our revolving letter of credit facility. There were no revolving loans outstanding at December 28, 2011. These balances resulted in availability of $34.3 million under the revolving facility. The weighted-average interest rate under the term loan was 5.25% and 6.50%, as of December 28, 2011 and December 29, 2010, respectively, and under our prior term loan, was 2.55% as of December 30, 2009.

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

A commitment fee of 0.625% is paid on the unused portion of the revolving credit facility. Interest on the credit facility is payable at per annum rates equal to LIBOR plus 375 basis points with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. The term loan was originally issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID is being amortized into interest expense over the life of the term loan using the effective interest rate method. The maturity date for the revolver is September 30, 2015 and the maturity date for the term loan is September 30, 2016. The term loan amortizes in equal quarterly installments of $625,000 with all remaining amounts due on the maturity date. Mandatory prepayments are required under certain circumstances and we have the option to make certain prepayments under the credit facility.

Note 11.     Long-Term Debt (continued)

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

As a result of the credit facility amendment, during the first quarter of 2011, we recorded $1.4 million of losses on early extinguishment of debt, consisting primarily of $0.8 million of transaction costs, $0.4 million from the write-off of deferred financing costs and $0.2 million from the write-off of OID. These losses are included as a component of other nonoperating expense in the Consolidated Statements of Income.

During 2011, we paid $42.0 million (which included $39.5 million of prepayments and $2.5 million of scheduled payments) on the term loan under the credit facility through a combination of cash generated from operations and proceeds on sales of restaurant operations to franchisees, real estate and other assets. As a result of these prepayments, we recorded $1.3 million of losses on early extinguishment of debt resulting from the write-off of $0.8 million in deferred financing costs and $0.5 million in OID. These losses are included as a component of other nonoperating expense in our Consolidated Statements of Income.

Note 12.     Derivative Financial Instruments

We may choose to utilize derivative financial instruments to manage our exposure to interest rate risk and commodity risk in relation to natural gas costs. We do not enter into derivative instruments for trading or speculative purposes. The gains (losses) recognized in our Consolidated Statements of Income as a result of the interest rate swap and natural gas hedge contracts were as follows:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands)
Realized gains (losses):
Interest rate swap - included as a component of interest expense	$—	$—	$(3,930)
Natural gas contracts - included as a component of utility expense, which is included in other operating expenses	$—	$—	$(1,484)

Unrealized gains (losses) included as a component of nonoperating expense:
Interest rate swap	$—	$(167)	$2,241
Natural gas contracts	$—	$—	$811

The interest rate swap gains (losses) relate to the interest rate swap we entered into in 2007 to effectively fix the interest rate on a portion of our floating rate debt. Part of notational amount of the interest rate swap was terminated in 2008 and the remainder was terminated in 2009. The natural gas contract gains (losses) related to a contract entered into during 2009 in order to limit our exposure to price increases. As of December 28, 2011 and December 29, 2010, there were no derivative instruments included in the Consolidated Balance Sheets.

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

Note 13.     Employee Benefit Plans (continued)

Defined Benefit Plans

The obligations and funded status for our pension plan and other defined benefit plans were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 28, 2011	December 29, 2010	December 28, 2011	December 29, 2010
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$63,125	$58,830	$2,493	$2,424
Service cost	335	375	—	—
Interest cost	3,364	3,431	127	139
Actuarial losses (gains)	7,160	3,838	264	125
Benefits paid	(3,516)	(3,349)	(195)	(195)
Benefit obligation at end of year	$70,468	$63,125	$2,689	$2,493
Accumulated benefit obligation	$70,468	$63,125	$2,689	$2,493

Change in Plan Assets:
Fair value of plan assets at beginning of year	$53,580	$51,128	$—	$—
Actual return on plan assets	1,341	5,801	—	—
Employer contributions	1,865	—	195	195
Benefits paid	(3,516)	(3,349)	(195)	(195)
Fair value of plan assets at end of year	$53,270	$53,580	$—	$—

Funded status	$(17,198)	$(9,545)	$(2,689)	$(2,493)

The amounts recognized in the Consolidated Balance Sheets were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 28, 2011	December 29, 2010	December 28, 2011	December 29, 2010
	(In thousands)
Other current liabilities	$—	$—	$(338)	$(302)
Other noncurrent liabilities and deferred credits	(17,198)	(9,545)	(2,351)	(2,191)
Net amount recognized	$(17,198)	$(9,545)	$(2,689)	$(2,493)

The amounts recognized in accumulated other comprehensive income, that have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 28, 2011	December 29, 2010	December 28, 2011	December 29, 2010
	(In thousands)
Accumulated other comprehensive loss	$(27,596)	(18,599)	(832)	(600)
Cumulative employer contributions in excess of cost	10,398	9,054	(1,857)	(1,893)
Net amount recognized	$(17,198)	(9,545)	(2,689)	(2,493)

Note 13.     Employee Benefit Plans (continued)

During fiscal 2012, $1.7 million and less than $0.1 million of accumulated other comprehensive income will be recognized related to the pension plan and other defined benefit plans, respectively.

The components of the change in accumulated other comprehensive loss were as follows:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Pension Plan:
Balance, beginning of year	$(18,599)	$(17,549)
Benefit obligation actuarial gain (loss)	(7,160)	(3,838)
Net gain (loss)	(2,841)	1,873
Amortization of net loss	1,004	915
Balance, end of year	$(27,596)	$(18,599)

Other Defined Benefit Plans:
Balance, beginning of year	$(600)	$(497)
Benefit obligation actuarial gain (loss)	(264)	(125)
Net gain (loss)	—	—
Amortization of net loss	32	22
Balance, end of year	$(832)	$(600)

Minimum pension liability adjustments for 2011, 2010 and 2009 were an addition of $9.2 million, an addition of $1.2 million, and a reduction of $5.7 million, respectively. Accumulated other comprehensive losses of $24.8 million (net of tax of $3.6 million) and $19.2 million related to minimum pension liability adjustments are included as a component of accumulated other comprehensive income (loss) in our Consolidated Statement of Shareholders' Deficit and Comprehensive Income (Loss) for the years ended December 28, 2011 and December 29, 2010, respectively.

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands)
Pension Plan:
Service cost	$335	$375	$390
Interest cost	3,364	3,431	3,452
Expected return on plan assets	(4,182)	(3,928)	(3,464)
Amortization of net loss	1,004	915	1,307
Net periodic benefit cost	$521	$793	$1,685

Other comprehensive (income) loss	$8,996	$1,050	$(5,758)

Other Defined Benefit Plans:
Service cost	$—	$—	$—
Interest cost	127	138	151
Amortization of net loss	31	22	15
Settlement loss recognized	—	—	29
Net periodic benefit cost	$158	$160	$195

Other comprehensive (income) loss	$233	$103	$70

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2011, 2010 and 2009 were $0.7 million, $1.0 million and $1.9 million, respectively.

Assumptions

Because our pension plan was closed to new participants as of December 31, 1999 and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2011, 2010 or 2009. Weighted-average assumptions used to determine benefit obligations were as follows:

	December 28, 2011	December 29, 2010
Discount rate	4.59%	5.42%
Measurement date	12/28/11	12/29/10

Note 13.     Employee Benefit Plans (continued)

Weighted-average assumptions used to determine net periodic pension cost were as follows:

	December 28, 2011	December 29, 2010	December 30, 2009
Discount rate	5.42%	5.99%	6.19%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Measurement date	12/28/11	12/29/10	12/30/09

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

Plan Assets

The investment policy of our pension plan is based on an evaluation of our ability and willingness to assume investment risk in light of the financial and benefit-related goals objectives deemed to be prudent by the fiduciaries of our pension plan assets. These objectives include, but are not limited to, earning a rate of return over time to satisfy the benefit obligation, managing funded status volatility, and maintaining sufficient liquidity. As of December 28, 2011, the strategic target asset allocation is 60% equity securities (diversified between domestic and international holdings) and 40% fixed income securities (diversified between corporate and government holdings and generally long duration).

We review the strategic asset allocation periodically to determine the appropriate balance between cost and risk, taking into account the regulatory funding requirements and the nature of our pension plan's liabilities. We monitor the competitive performance versus market benchmarks and rebalance to target allocations if necessary on a quarterly basis.

The fair values of our pension plan assets were as follows:

	Fair Value Measurements as of December 28, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$611	$—	$611	$—
Equity securities:
U.S. large-cap (a)	14,208	14,208	—	—
U.S. mid-cap (b)	4,371	4,371	—	—
U.S. small-cap (c)	1,046	1,046	—	—
International large-cap	8,440	8,440	—	—
Fixed income securities:
U.S. Treasuries	2,375	2,375	—	—
Corporate bonds (d)	18,849	18,849	—	—
Other types of investments:
Commingled funds (e)	3,370	—	3,370	—
Total	$53,270	$49,289	$3,981	$—

(a)
The majority of this category represents a fund with the objective of approximating the return of the S&P 500 Index.  The remaining securities include both a large-value fund and a large-growth fund investing in diverse industries.

(b)	This category includes both a mid-growth fund with the objective of outperforming the Russell Mid Cap Growth Index and a mid-value fund investing in diverse industries.
(c)	This category includes both a small-value fund and a small-growth fund investing in diverse industries.
(d)	This category includes intermediate and long-term investment grade bonds from diverse industries.
(e)	This category represents a fund of well diversified mutual funds with the objective of providing a low-volatility means to access equity-like returns.

Note 13.     Employee Benefit Plans (continued)
	Fair Value Measurements as of December 29, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$690	$—	$690	$—
Equity securities:
U.S. large-cap (a)	14,368	14,368	—	—
U.S. mid-cap (b)	4,240	4,240	—	—
U.S. small-cap (c)	1,055	1,055	—	—
International large-cap	8,542	8,542	—	—
Fixed income securities:
U.S. Treasuries	2,397	2,397	—	—
Corporate bonds (d)	18,878	18,878	—	—
Other types of investments:
Commingled funds (e)	3,410	—	3,410	—
Total	$53,580	$49,480	$4,100	$—

(a)
The majority of this category represents a fund with the objective of approximating the return of the S&P 500 Index.  The remaining securities include both a large-value fund and a large-growth fund investing in diverse industries.

(b)	This category includes both a mid-growth fund with the objective of outperforming the Russell Mid Cap Growth Index and a mid-value fund investing in diverse industries.
(c)	This category includes both a small-value fund and a small-growth fund investing in diverse industries.
(d)	This category includes intermediate and long-term investment grade bonds from diverse industries.
(e)	This category represents a fund of well diversified mutual funds with the objective of providing a low-volatility means to access equity-like returns.

Following is a description of the valuation methodologies used for assets measured at fair value.

●	Equity Securities and Fixed Income Securities: Valued at the net asset value (“NAV”) of shares held by the pension plan at year-end. The NAV is a quoted price in an active market.

●
Cash Equivalents and Commingled Funds: Valuation determined by the trustee of the money market funds and commingled funds based on the fair value of the underlying securities within the fund, which represent the NAV, a practical expedient to fair value, of the units held by the pension plan at year-end.

Contributions and Expected Future Benefit Payments

We made contributions of $1.9 million to our qualified pension plan during the year ended December 28, 2011. We did not make contributions to our qualified pension plan during 2010.  We made contributions of $0.2 million to our other defined benefit plans during both the years ended December 28, 2011 and December 29, 2010. We expect to contribute $1.9 million and $0.3 million to our qualified pension plan and other defined benefit plans, respectively, during 2012. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2017 through 2021 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2012	$3,392	$338
2013	3,394	279
2014	3,392	217
2015	3,398	189
2016	3,436	234
2017 through 2021	19,283	1,062

Defined Contribution Plans

Eligible employees can elect to contribute 1% to 15% of their compensation to our 401(k) plan. As a result of certain IRS limitations, participation in a non-qualified deferred compensation plan is offered to certain employees. Under this deferred compensation plan, participants are allowed to defer 1% to 50% of their annual salary and 1% to 100% of their incentive compensation. Under both plans, we make matching contributions of up to 3% of compensation. Participants in the deferred compensation plan are eligible to participate in the 401(k) plan; however, due to the above referenced IRS limitations, they are not eligible to receive the matching contributions under the 401(k) plan. Under these plans, we made contributions of $1.3 million, $1.4 million and $1.6 million for 2011, 2010 and 2009, respectively.

Note 14.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands)
Current:
Federal	$—	$—	$(897)
State, foreign and other	1,919	1,058	1,626
Deferred:
Federal	2,879	235	525
State, foreign and other	344	88	146
Provision for income taxes before valuation allowance	5,142	1,381	1,400
Release of valuation allowance	(89,102)	—	—
Total provision for (benefit from) income taxes	$(83,960)	$1,381	$1,400

As of December 29, 2010, we had a full valuation allowance against certain of our deferred tax assets, consisting primarily of net operating loss carryforwards, temporary differences and state and general business credits. Based upon our operating results over recent years, as well as an assessment of our expected future results of operations, during the quarter ended December 28, 2011, we determined that it is more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million. The release of our valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable.

The analysis performed to assess the release of the valuation allowance included, as of December 28, 2011, an evaluation of:

•	the level of historical pre-tax income, after adjustments for non-recurring income items, such as gains from the sale of real estate and restaurants, in recent years;

•	the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws;

•	the amount and timing of estimated future taxable income; and

•	historical trends on same store sales.

Based on the analysis performed and the actions noted above, we concluded that it is more likely than not that we could realize all but $22.7 million of our deferred tax assets, which consist of certain federal and state net operating losses and state tax credits. We were not able to demonstrate potential sources of taxable income that may be available in order to realize these remaining deferred tax assets. After considering the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws, the existing levels of pretax earnings are sufficient to generate the minimum amount of future taxable income needed to realize the deferred tax asset.

Of the valuation allowance remaining, approximately $5.3 million, if released, will be credited directly to paid-in capital.

It is more likely than not that we will be able to utilize most of our federal net operating loss and credit carryforwards prior to expiration. In addition, it is more likely than not we will be able to utilize all of our existing temporary differences and a portion of our state tax net operating losses and state tax credit carryforwards prior to their expiration. Deferred tax assets of $76.2 million were recorded in our Consolidated Balance Sheet as of December 28, 2011, compared with a deferred tax liability of $13.3 million as of December 29, 2010.

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 28, 2011	December 29, 2010	December 30, 2009
Statutory provision (benefit) rate	35%	35%	35%
State, foreign, and other taxes, net of federal income tax benefit	6	3	3
Wage addback (deductions) on income tax credits earned (expired), net	(4)	(9)	—
Portion of net operating losses, temporary differences and unused income tax credits resulting from the valuation allowance	—	(24)	(35)
General business credits generated	(14)	—	—
Other	(4)	1	—
	19%	6	3
Release of valuation allowance	(315)	—	—
Effective tax rate	(296%)	6%	3%

Note 14.     Income Taxes (continued)

During the years ended December 28, 2011, December 29, 2010 and December 30, 2009, the statutory provision rate included reductions of 315%,  24% and 35%, respectively, principally related to the reversal or change of valuation allowances associated with the utilization of net operating losses, temporary differences and alternative minimum tax credits. Specifically, during 2011, we recorded a benefit of $89.1 million related to the release of the majority of the valuation allowance. During fiscal 2010, we recorded a $1.1 million, or 5%, increase in the valuation allowance related to net operating losses, a $7.2 million, or 30%, reduction in the valuation allowance related to temporary differences and a $0.3 million, or 1%, increase in the valuation allowance related to other items. During fiscal 2009, we recorded a $6.6 million, or 15%, reduction in the valuation allowance related to net operating losses, an $8.2 million, or 19%, reduction in the valuation allowance related to temporary differences and a $0.9 million, or 1%, reduction in the valuation allowance related to alternative minimum taxes.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities. Certain prior year amounts within the table were reclassified to conform to current year presentation.

	December 28, 2011	December 29, 2010
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$10,048	$10,455
Capitalized leases	3,577	4,026
Closed store liabilities	2,260	2,695
Fixed assets	13,508	16,908
Pension, other retirement and compensation plans	17,145	14,777
Other accruals	—	1,590
Future deductions on expired wage based credits	1,535	2,500
Alternative minimum tax credit carryforwards	12,409	12,376
General business credit carryforwards - state and federal	35,769	35,456
Net operating loss carryforwards - state	24,587	26,186
Net operating loss carryforwards - federal	5,371	5,368
Total deferred tax assets before valuation allowance	126,209	132,337
Less: valuation allowance	(22,700)	(120,175)
Total deferred tax assets	103,509	12,162
Deferred tax liabilities:
Intangible assets	(24,610)	(25,501)
Deferred finance costs	(2,583)	—
Other assets	(161)	—
Total deferred tax liabilities	(27,354)	(25,501)
Net deferred tax asset (liability)	$76,155	$(13,339)

Net deferred tax assets (liabilities) are classified as follows:
Current	$15,519	$—
Noncurrent	60,636	(13,339)
Total	$76,155	$(13,339)

At December 28, 2011, we had available, on a consolidated basis, federal general business credit carryforwards of approximately $35.0 million, most of which expire between 2019 and 2030, and alternative minimum tax ("AMT") credit carryforwards of approximately $12.4 million, which never expire. We also had available regular NOL and AMT NOL carryforwards of approximately $27.6 million and $117.7 million, respectively, which expire between 2020 and 2030. Approximately $12.2 million of these net operating loss carryforwards are unrecognized in the schedule above and on our Consolidated Balance Sheets as a result of the application of ASC Paragraph 718-740-25-10, which delays their recognition until they reduce taxes payable.

The South Carolina net operating loss carryforwards represent 72% of the total state net operating loss carryforwards.

Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of our NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of our net unrealized built-in gains at the time of any ownership change recognized in that taxable year. Prior to 2011, a valuation allowance was established for a significant portion of these deferred tax assets since it was our position that it was more likely than not the tax benefit would not be realized from these assets. In conjunction with our ongoing review of our actual results and anticipated future earnings, we have reassessed the possibility of releasing a portion or all of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance is appropriate as of December 28, 2011. It is our position that any pre-2005 credits or net operating loss carryforwards can be utilized due to the total amount of unrealized built-in gains recognized and annual limitation accumulated as of December 28, 2011. The occurrence of an additional ownership change could limit our ability to utilize our current net operating losses and income tax credits generated after 2004.

The reconciliation of changes in unrecognized tax benefits was as follows:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Balance, beginning of year	$—	$1,513
Lapse of statute of limitations	—	(1,513)
Balance, end of year	$—	$—

Note 14.     Income Taxes (continued)

We do not expect the unrecognized tax benefits to increase over the next twelve months. As of and for the years ended December 28, 2011 and December 29, 2010, there were no interest and penalties recognized in our Consolidated Balance Sheet and Consolidated Statement of Income.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. We remain subject to examination for U.S. federal taxes for 2008, 2010 and 2011 and in the following major state jurisdictions: California (2007-2011); Florida (2008-2011) and Texas (2007-2011). We completed an IRS exam for our 2009 tax year during 2011. No changes were made to our 2009 tax return based on this exam. It is therefore unlikely that the IRS will audit 2008’s income tax return, even though the statute remains open until September 2012.

Note 15.     Share-Based Compensation

Share-Based Compensation Plans

We maintain four share-based compensation plans (the Denny’s Corporation 2008 Omnibus Incentive Plan (the “2008 Omnibus Plan”), the Denny’s Corporation Amended and Restated 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”), the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives and the Advantica Stock Option Plan) under which stock options and other awards granted to our employees and directors are outstanding.

The 2008 Omnibus Plan and the 2004 Omnibus Plan are used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of these plans. There were originally 4.5 million shares reserved for issuance under the 2008 Omnibus Plan. There were originally 10.0 million shares reserved for issuance under the 2004 Omnibus Plan, plus a number of additional shares (not to exceed 1.5 million) underlying awards that were outstanding prior to the adoption of the 2004 Omnibus Plan pursuant to our other plans which thereafter cancel, terminate or expire unexercised for any reason. During 2010, we registered 1.5 million shares to be issued outside of these plans pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4). During 2011 and 2010, a portion of these shares were used to grant options and restricted stock awards to our new Chief Executive Officer, Chief Operating Officer and Chief Marketing Officer, as described below.

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

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$807	$918	$1,104
Share-based compensation related to equity classified awards:
Stock options	$1,069	$1,072	$1,567
Restricted stock units	1,562	533	1,687
Board deferred stock units	781	317	313
Total share-based compensation related to equity classified awards	3,412	1,922	3,567
Total share-based compensation	$4,219	$2,840	$4,671

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

Note 15.     Share-Based Compensation (continued)

The following table summarizes information about stock options outstanding and exercisable at December 28, 2011:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	5,913	$2.76
Granted	940	3.89
Exercised	(2,145)	2.26
Forfeited	(220)	2.04
Expired	(348)	4.58
Outstanding, end of year	4,140	3.15	6.51	$3,490
Exercisable, end of year	2,486	3.14	5.13	$2,375

The aggregate intrinsic value represents the difference between the market price of our stock on December 28, 2011 and the exercise price, multiplied by the number of options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $3.6 million, $5.6 million and $0.1 million during the years ended December 28, 2011, December 29, 2010 and December 30, 2009, respectively.

The weighted-average fair value per option of options granted during the years ended December 28, 2011, December 29, 2010 and December 30, 2009 was $1.98, $1.31 and $0.81, respectively.

At December 28, 2011 and December 29, 2010, approximately $17.4 million and $15.7 million, respectively, was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to stock options. As of December 28, 2011, we had approximately $1.6 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted-average of 1.6 years.

Restricted Stock Units

We primarily grant restricted stock units containing performance conditions. These conditions are generally based on either the Total Shareholder Return of our stock compared to the returns of a group of peer companies or our stock's achievement of certain stock price thresholds. The following table summarizes information about restricted stock units activity:

	Fiscal Year Ended
	December 28, 2011		December 29, 2010		December 30, 2009
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	1,450	$2.92	2,009	$3.47	3,095	$3.68
Granted	416	3.99	619	2.29	312	1.84
Vested	(535)	3.07	(908)	3.54	(1,035)	3.82
Forfeited	(55)	3.42	(270)	3.47	(363)	3.01
Outstanding, end of year	1,276	3.19	1,450	2.92	2,009	3.56

In February 2011, we granted approximately 0.2 million performance shares with a grant date fair value of $4.63 and related performance-based target cash awards of $0.7 million to certain employees. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 28, 2011. The performance period is the three year fiscal period beginning December 30, 2010 and ending December 25, 2013. The performance shares and cash awards will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies. As of December 28, 2011, approximately 0.2 million performance shares and performance-based target cash awards of $0.7 million were outstanding under this award.

Also in February 2011, we granted approximately 0.2 million performance-based restricted stock units with a weighted-average grant date fair value of $3.29 as an employment incentive related to the hiring of our new Chief Executive Officer. The units will vest and be earned if the closing price of Denny’s common stock meets or exceeds set price hurdles for 20 consecutive days. The performance period is the five year period beginning February 1, 2011 and ending February 1, 2016. As of December 28, 2011 approximate 0.2 million performance-based restricted stock units were outstanding under this award.

At December 28, 2011, $0.5 million and $0.3 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 28, 2011) and $4.5 million was included as a component of additional paid-in capital in our Consolidated Balance Sheet related to the equity classified restricted stock units. At December 29, 2010, $0.4 million and $0.4 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 29, 2010) and $4.3 million was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to the equity classified restricted stock units.

Note 15.     Share-Based Compensation (continued)

As of December 28, 2011, we had $1.5 million of unrecognized compensation cost ($0.5 million for liability classified units and $1.0 million for equity classified units) related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted-average of 0.6 years.

Board Deferred Stock Units

Non-employee members of the Board of Directors are granted deferred stock units annually. The directors may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During 2011, 0.1 million deferred stock units were converted into shares of common stock. Approximately 0.5 million of these units were outstanding as of both December 28, 2011 and December 29, 2010, respectively.

Note 16.     Net Income Per Share

The net income per share was as follows:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$112,287	$22,713	$41,554
Denominator:
Denominator for basic net income per share - weighted-average shares	97,646	98,902	96,318
Effect of dilutive securities:
Options	942	1,302	1,274
Restricted stock units and awards	1,000	1,187	907
Denominator for diluted net income per share - adjusted weighted-average shares and assumed conversions of dilutive securities	99,588	101,391	98,499

Basic net income per share	$1.15	$0.23	$0.43
Diluted net income per share	$1.13	$0.22	$0.42

Stock options excluded (1)	2,150	2,238	5,606
Restricted stock units and awards excluded (1)	735	450	352

(1)	Excluded from diluted weighted-average shares outstanding as the impact would be antidilutive.

Note 17.     Share Repurchases

Our credit facility permits the payment of cash dividends and the purchase of Denny’s Corporation Common Stock subject to certain limitations. In November 2010, the Board of Directors approved a share repurchase program authorizing us to repurchase up to 3.0 million shares of our Common Stock. Under the program, we could, from time to time, purchase shares through December 31, 2011 in the open market (including pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. We repurchased 2.0 million and 1.0 million shares of our Common Stock during 2011 and 2010, respectively, for a total of $11.5 million under this share repurchase program, thus completing the program.

In April 2011, our Board of Directors approved a share repurchase program with similar terms as the 2010 program, authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. As of December 28, 2011, we had repurchased 3.7 million shares of Common Stock for $14.0 million under this share repurchase program.

Repurchased shares are included as treasury stock in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Deficit and Comprehensive Loss.

Note 18.     Commitments and Contingencies

As of December 28, 2011, we had converted 123 former Flying J restaurant sites to Denny’s, 23 of which operate as company restaurants and 100 of which operate as franchise restaurants, thus completing the Flying J conversions. We are not party to the individual leases or debt agreements related to the restaurants operated by franchisees. However, we have guaranteed up to $2.0 million of lease payments to Pilot Flying J during the first five years of the related leases. Additionally, we have guaranteed a limited amount of debt payments to lenders under certain loan pools through the term of the related loan, which is generally five years. As of December 28, 2011, there were $15.5 million of loans outstanding under the loan pools. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 28, 2011, no events had occurred that caused us to make payments under the guarantees. As of December 28, 2011, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.7 million, respectively. As a result of these guarantees, we have recorded liabilities of approximately $0.2 million and $0.3 million, as of December 28, 2011 and December 29, 2010, respectively, which are included as a component of other noncurrent liabilities and deferred credits in our Consolidated Balance Sheet and other nonoperating expense in our Consolidated Statement of Income.

Note 18.     Commitments and Contingencies (continued)

In December 2011, we announced a new loan program to support domestic growth. This program will provide up to $100 million in loans to new and existing franchisees that open new restaurants in under-penetrated markets. We will guarantee up to the lesser of $12 million or 12% of the total outstanding loans under the program. Payments under this guarantee would result from the inability of a franchisee to fund required payments when due. As of December 28, 2011, there were no loans outstanding under this program.

There are various claims and pending legal actions against or indirectly involving us incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position. We record legal settlement costs as other operating expenses in our Consolidated Statements of Income as those costs are incurred.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments at December 28, 2011 under these contracts consist of the following:

Purchase Obligations
(In thousands)
Payments due by period:
Less than 1 year	$150,246
1-2 years	26,687
3-4 years	9,914
5 years and thereafter	—
Total	$186,847

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 19.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 28, 2011	December 29, 2010	December 30, 2009
	(In thousands)
Income taxes paid, net	$1,124	$850	$610
Interest paid	$21,350	$25,277	$31,133

Noncash investing and financing activities:
Notes received in connection with disposition of property	$500	$200	$3,665
Execution of direct financing leases	$458	$526	$2,950
Accrued purchase of property	$351	$1,953	$908
Cancellation of direct financing leases	$—	$469	$—
Execution of capital leases	$4,037	$3,480	$1,766
Issuance of common stock, pursuant to share-based compensation plans	$1,685	$1,511	$1,823
Accrued deferred financing costs	$—	$255	$—

Note 20.     Related Party Transactions

During the past three years, we sold company-owned restaurants to franchisees that are former employees, including former officers. We received cash proceeds of $0.3 million, $1.5 million and $2.5 million from these related party sales during 2011, 2010 and 2009, respectively. We recognized gains of $0.2 million, $1.3 million and $0.8 million from these related party sales during 2011, 2010 and 2009, respectively. In relation to these sales, we may enter into leases or subleases with the franchisees at normal market rates.

Note 21.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Note 21.     Quarterly Data (Unaudited) (continued)

Selected consolidated financial data for each quarter of fiscal 2011 and 2010 are set forth below:

	Fiscal Year Ended December 28, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$104,555	$104,021	$104,659	$98,360
Franchise and licensing revenue	31,250	31,832	32,023	31,834
Total operating revenue	135,805	135,853	136,682	130,194
Total operating costs and expenses	124,311	122,146	122,715	118,388
Operating income	$11,494	$13,707	$13,967	$11,806

Net income	$4,124	$8,130	$7,985	$92,048

Basic net income per share (a)	$0.04	$0.08	$0.08	$0.96
Diluted net income per share (a)	$0.04	$0.08	$0.08	$0.94

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 29, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$107,783	$105,301	$107,171	$103,681
Franchise and licensing revenue	29,789	29,776	32,761	32,204
Total operating revenue	137,572	135,077	139,932	135,885
Total operating costs and expenses	126,369	122,173	122,997	121,759
Operating income	$11,203	$12,904	$16,935	$14,126

Net income	$4,588	$5,458	$9,934	$2,733

Basic net income per share (a)	$0.05	$0.05	$0.10	$0.03
Diluted net income per share (a)	$0.05	$0.05	$0.10	$0.03

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

The fluctuation in net income during the fourth quarter of 2011 resulted from the release of the majority of the valuation allowance on our deferred tax assets. The other fluctuations in net income during the fiscal 2011 and 2010 quarters relate primarily to the timing of the sale of company-owned restaurants to franchisees.

Note 22.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2012

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer, President and Director	March 12, 2012
(John C. Miller)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Director	March 12, 2012
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	March 12, 2012
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Debra Smithart-Oglesby	Director and Chair of the Board of Directors	March 12, 2012
(Debra Smithart-Oglesby)

/s/ Gregg R. Dedrick	Director	March 12, 2012
(Gregg R. Dedrick)

/s/ George W. Haywood	Director	March 12, 2012
(George W. Haywood)

/s/ Brenda J. Lauderback	Director	March 12, 2012
(Brenda J. Lauderback)

/s/ Robert E. Marks	Director	March 12, 2012
(Robert E. Marks)

/s/ Louis P. Neeb	Director	March 12, 2012
(Louis P. Neeb)

/s/ Donald C. Robinson	Director	March 12, 2012
(Donald C. Robinson)

/s/ Laysha Ward	Director	March 12, 2012
(Laysha Ward)