Form 10-Q
period 2012-03-28
DENNYS CORP
filed 2012-05-04
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2012

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

Yes  ☐    No  ☑

As of April 27, 2012, 96,152,815 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 28, 2012	December 28, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$13,540	$13,740
Receivables	12,377	14,971
Inventories	3,339	3,438
Assets held for sale	3,782	2,351
Current deferred tax asset	17,557	15,519
Prepaid and other current assets	8,237	11,274
Total current assets	58,832	61,293

Property	106,833	112,772

Other assets:
Goodwill	30,573	30,764
Intangible assets, net	50,364	50,921
Deferred financing costs, net	5,414	5,884
Noncurrent deferred tax asset	55,370	60,636
Other noncurrent assets	28,856	28,231
Total assets	$336,242	$350,501

Liabilities
Current liabilities:
Current maturities of long term debt	$2,577	$2,591
Current maturities of capital lease obligations	4,444	4,380
Accounts payable	17,903	25,935
Other current liabilities	50,177	54,289
Total current liabilities	75,101	87,195

Long-term liabilities:
Long term debt, less current maturities	185,450	193,257
Capital lease obligations, less current maturities	17,908	18,077
Liability for insurance claims, less current portion	17,294	18,552
Other noncurrent liabilities and deferred credits	43,134	43,096
Total long-term liabilities	263,786	272,982
Total liabilities	338,887	360,177

Commitments and contingencies

Shareholders' deficit
Common stock $0.01 par value; authorized - 135,000; March 28, 2012: 102,849 shares issued and 96,153 shares outstanding; December 28, 2011: 102,668 shares issued and 95,972 shares outstanding	1,028	1,027
Paid-in capital	558,293	557,396
Deficit	(511,962)	(517,827)
Accumulated other comprehensive loss, net of tax	(24,545)	(24,813)
Shareholders' deficit before treasury stock	22,814	15,783
Treasury stock, at cost, 6,696 and 6,696 shares, respectively	(25,459)	(25,459)
Total shareholders' deficit	(2,645)	(9,676)
Total liabilities and shareholders' deficit	$336,242	$350,501

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$94,163	$104,555
Franchise and license revenue	32,575	31,250
Total operating revenue	126,738	135,805
Costs of company restaurant sales:
Product costs	23,533	25,635
Payroll and benefits	37,753	44,196
Occupancy	5,774	6,860
Other operating expenses	12,895	15,257
Total costs of company restaurant sales	79,955	91,948
Costs of franchise and license revenue	11,312	11,565
General and administrative expenses	15,663	14,139
Depreciation and amortization	6,060	7,188
Operating (gains), losses and other changes, net	(165)	(529)
Total operating costs and expenses, net	112,825	124,311
Operating income	13,913	11,494
Other expenses:
Interest expense, net	4,456	5,693
Other nonoperating (income) expense, net	(295)	1,478
Total other expenses, net	4,161	7,171
Net income before income taxes	9,752	4,323
Provision for income taxes	3,887	199
Net income	$5,865	$4,124

Basic and diluted net income per share	$0.06	$0.04

Weighted average shares outstanding:
Basic	96,075	98,980
Diluted	97,878	101,362

Comprehensive income	$6,133	$4,124

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
 (Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 28, 2011	102,668	$1,027	(6,696)	$(25,459)	$557,396	$(517,827)	$(24,813)	$(9,676)
Net income	—	—	—	—	—	5,865	—	5,865
Minimum pension liability adjustment, net of tax benefits of $173	—	—	—	—	—	—	268	268
Share-based compensation on equity classified awards	—	—	—	—	426	—	—	426
Issuance of common stock for share- based compensation	71	—	—	—	—	—	—	—
Exercise of common stock options	110	1	—	—	333	—	—	334
Tax benefit from stock options exercised	—	—	—	—	138	—	—	138
Balance, March 28, 2012	102,849	$1,028	(6,696)	$(25,459)	$558,293	$(511,962)	$(24,545)	$(2,645)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$5,865	$4,124
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	6,060	7,188
Operating (gains), losses and other charges, net	(165)	(529)
Amortization of deferred financing costs	339	292
Amortization of debt discount	121	144
Loss on early extinguishment of debt	217	1,717
Deferred income tax expense	3,055	12
Share-based compensation	790	973
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	1,998	2,467
Inventories	99	175
Other current assets	3,037	(131)
Other assets	(1,064)	984
Increase (decrease) in liabilities:
Accounts payable	(5,389)	(1,333)
Accrued salaries and vacations	(638)	1,539
Accrued taxes	(55)	(265)
Other accrued liabilities	(4,414)	(157)
Other noncurrent liabilities and deferred credits	(1,370)	(2,607)
Net cash flows provided by operating activities	8,486	14,593

Cash flows from investing activities:
Purchase of property	(1,836)	(5,770)
Proceeds from disposition of property	3,594	2,452
Collections on notes receivable	1,367	236
Issuance of notes receivable	(649)	—
Net cash flows provided by (used in) investing activities	2,476	(3,082)

Cash flows from financing activities:
Long-term debt payments	(9,137)	(11,038)
Proceeds from exercise of stock options	334	4,104
Tax withholding on share-based payments	(145)	—
Tax benefit of stock options exercised	138	—
Debt transaction costs	—	(770)
Deferred financing costs	—	(3,085)
Purchase of treasury stock	—	(7,579)
Net bank overdrafts	(2,352)	(3,046)
Net cash flows used in financing activities	(11,162)	(21,414)

Decrease in cash and cash equivalents	(200)	(9,903)

Cash and cash equivalents at:
Beginning of period	13,740	29,074
End of period	$13,540	$19,171

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation (Denny’s or the Company) is one of America’s largest family-style restaurant chains. At March 28, 2012, the Denny’s brand consisted of 1,680 restaurants, 1,483 (88%) of which were franchised/licensed restaurants and 197 (12%) of which were company-owned and operated.

The following table shows the unit activity for the quarter ended March 28, 2012 and March 30, 2011:

	Quarter Ended
	March 28, 2012	March 30, 2011
Company-owned restaurants, beginning of period	206	232
Units opened	—	5
Units sold to franchisees	(6)	(9)
Units closed	(3)	(2)
End of period	197	226

Franchised and licensed restaurants, beginning of period	1,479	1,426
Units opened	6	13
Units purchased from Company	6	9
Units closed	(8)	(9)
End of period	1,483	1,439
Total company-owned, franchised and licensed restaurants, end of period	1,680	1,665

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 28, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2011. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 26, 2012.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Fair Value

ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

Effective December 29, 2011, we adopted ASU 2011-04, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption did not have a material impact on the disclosures included in our Condensed Consolidated Financial Statements.

 Comprehensive Income

ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income"

Effective December 29, 2011, we adopted ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application. The adoption concerns presentation and disclosure only and did not have an impact on our financial position or results of operations.

ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05"

Effective December 29, 2011, we adopted ASU 2011-12, which effectively defers the changes in ASU 2011-05 that relate to the presentation of reclassification out of accumulated other comprehensive income. All other requirements of ASU 2011-05 are not affected by this update. The adoption did not have any impact on our Condensed Consolidated Financial Statements.

Goodwill

ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”

Effective December 29, 2011, we adopted ASU 2011-08, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The adoption did not have any impact on our Condensed Consolidated Financial Statements.

Accounting Standards to be Adopted

We reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables, net were comprised of the following:

	March 28, 2012	December 28, 2011
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,716	$9,452
Notes receivable from franchisees	396	992
Vendor receivables	931	2,311
Credit card receivables	893	1,137
Other	463	1,087
Allowance for doubtful accounts	(22)	(8)
	$12,377	$14,971
Direct financing lease receivables (included as a component of prepaid and other current assets)	$82	$82

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees and third parties	$438	$560
Direct financing lease receivables	5,475	5,496
	$5,913	$6,056

We recorded provisions for credit losses of less than $0.1 million and $0.2 million for the quarters ended March 28, 2012 and March 30, 2011, respectively, which is included as a component of costs of franchise and license revenue on our Condensed Consolidated Statements of Comprehensive Income.

We recognized interest income on notes receivable from franchisees of less than $0.1 million for both of the quarters ended March 28, 2012 and March 30, 2011, respectively, which is included as a component of interest expense, net on our Condensed Consolidated Statements of Comprehensive Income. We recognized interest income on direct financing leases of $0.3 million and $0.2 million for the quarters ended March 28, 2012 and March 30, 2011, respectively, which is included as a component of interest expense, net on our Condensed Consolidated Statements of Comprehensive Income.

Note 4.     Assets Held for Sale

Assets held for sale of $3.8 million and $2.4 million as of March 28, 2012 and December 28, 2011, respectively, include restaurants and real estate to be sold to franchisees. We expect to sell each of these assets within 12 months. Our credit facility as of March 28, 2012 (as described in Note 8) required us to make mandatory prepayments to reduce outstanding indebtedness with the net cash proceeds from the sale of restaurant assets and restaurant operations to franchisees, net of a $20.0 million annual exclusion. As of March 28, 2012 and December 28, 2011, no reclassification of long-term debt to current liabilities was necessary pursuant to this requirement.

As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.1 million for the quarter ended March 28, 2012. This expense is included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Comprehensive Income. There were no impairment charges recognized related to assets held for sale for the quarter ended March 30, 2011.

Note 5.    Goodwill and Other Intangible Assets

 The following table reflects the changes in carrying amounts of goodwill:

March 28, 2012
(In thousands)
Balance, beginning of year	$30,764
Write-offs associated with sale of restaurants	(140)
Reclassification to assets held for sale, net	(51)
Balance, end of period	$30,573

Goodwill and intangible assets were comprised of the following:

	March 28, 2012		December 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$30,573	$—	$30,764	$—

Intangible assets with indefinite lives:
Trade names	$44,049	$—	$44,046	$—
Liquor licenses	164	—	164	—
Intangible assets with definite lives:
Franchise and license agreements	37,688	31,599	42,778	36,132
Foreign license agreements	241	179	241	176
Intangible assets	$82,142	$31,778	$87,229	$36,308

Other assets with definite lives:
Software development costs	$34,009	32,218	$33,937	$31,973

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Gains on sales of assets and other, net	$(1,955)	$(996)
Restructuring charges and exit costs	1,267	467
Impairment charges	523	—
Operating (gains), losses and other charges, net	$(165)	$(529)

Gains on Sales of Assets

During the quarter ended March 28, 2012, we recognized net gains of $2.0 million, primarily resulting from the sale of six restaurant operations to two franchisees and the sale of a real estate asset. During the quarter ended March 30, 2011, we recognized net gains of $1.0 million, primarily resulting from the sale of nine restaurant operations to two franchisees (which included a note receivable of $0.5 million) and the recognition of deferred gains related to a restaurant sold to a franchisee during a prior period.

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Exit costs	$579	$362
Severance and other restructuring charges	688	105
Total restructuring and exit costs	$1,267	$467

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 28, 2011	$3,863
Provisions for units closed during the year (1)	97
Changes in estimates of accrued exit costs, net (1)	482
Payments, net of sublease receipts	(625)
Interest accretion	86
Balance at March 28, 2012	3,903
Less current portion included in other current liabilities	1,147
Long-term portion included in other noncurrent liabilities	$2,756

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
Remainder of 2012	$1,195
2013	976
2014	772
2015	499
2016	264
Thereafter	1,349
Total	5,055
Less imputed interest	1,152
Present value of exit cost liabilities	$3,903

As of March 28, 2012 and December 28, 2011, we had accrued severance and other restructuring charges of $0.6 million and less than $0.1 million, respectively. The balance as of March 28, 2012 is expected to be paid during the next 12 months.

Impairment

Impairment charges of $0.5 million for the quarter ended March 28, 2012 resulted primarily from the impairment of an underperforming unit and a unit identified as an asset held for sale.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 28, 2012
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,856	$5,856	$—	$—	market approach
Total	$5,856	$5,856	$—	$—

	Fair Value Measurements as of March 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$4,791	$4,791	$—	$—	market approach
Total	$4,791	$4,791	$—	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of March 28, 2012, impaired assets related to underperforming and closed units were written down to a fair value of $0 based on the income approach. As of March 30, 2011, there were no such nonrecurring measurements.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt, before original issue discount and excluding capital lease obligations, was as follows:

	March 28, 2012	December 28, 2011
	(In thousands)
Book value:
Fixed rate long-term debt	$77	$99
Variable rate long-term debt	190,000	198,000
Long term debt excluding capital lease obligations	$190,077	$198,099

Estimate fair value:
Fixed rate long-term debt	$77	$99
Variable rate long-term debt	190,832	197,505
Long term debt excluding capital lease obligations	$190,909	$197,604

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at March 28, 2012 and December 28, 2011 relates to market quotations for our senior secured term loan.

Note 8.     Long-Term Debt

Our subsidiaries Denny’s, Inc. and Denny’s Realty, LLC, as of March 28, 2012, had a credit facility consisting of a $60 million senior secured revolver (with a $30 million letter of credit sublimit) and a senior secured term loan in an original principal amount of $250 million. As of March 28, 2012, we had an outstanding term loan of $187.9 million ($190.0 million less unamortized OID of $2.1 million) and outstanding letters of credit of under our revolving letter of credit facility of $24.6 million. There were no revolving loans outstanding at March 28, 2012. These balances resulted in availability of $35.4 million under the revolving facility. The weighted-average interest rate under the term loan was 5.25% as of both March 28, 2012 and December 28, 2011.

A commitment fee of 0.625% was paid on the unused portion of the revolving credit facility. Interest on the credit facility was payable at per annum rates equal to LIBOR plus 375 basis points with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. The term loan was originally issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID was amortized into interest expense over the life of the term loan using the effective interest rate method. The maturity date for the revolver was September 30, 2015. The maturity date for the term loan was September 30, 2016. The term loan amortized in equal quarterly installments of $625,000 with all remaining amounts due on the maturity date. Mandatory prepayments were required under certain circumstances and we had the option to make certain prepayments under the credit facility.

The credit facility was guaranteed by the Company and its material subsidiaries and was secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. The credit facility included certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures.

During the quarter ended March 28, 2012, we paid $8.0 million on the term loan under the credit facility (which included $7.4 million of prepayments and $0.6 million of scheduled payments) through a combination of proceeds on sales of restaurant operations to franchisees, real estate and other assets, as well as cash generated from operations. As a result of these prepayments, we recorded $0.2 million of losses on early extinguishment of debt resulting from the write-off of $0.1 million in deferred financing costs and $0.1 million in OID. These losses are included as a component of other nonoperating expense in our condensed Consolidated Statements of Income.

Subsequent to the end of the quarter, we refinanced the credit facility. See Note 16.

We believe that our estimated cash flows from operations for 2012, combined with our capacity for additional borrowings under our new credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	March 28, 2012	March 30, 2011	March 28, 2012	March 30, 2011
	(In thousands)
Service cost	$84	$94	$—	$—
Interest cost	789	832	29	32
Expected return on plan assets	(1,012)	(1,045)	—	—
Amortization of net loss	428	239	13	8
Net periodic benefit cost	$289	$120	$42	$40

We made contributions of $0.3 million to qualified pension plan during the quarter ended March 28, 2012. We did not make any contributions to our qualified pension plan during the quarter ended March 30, 2011. We made contributions of less than $0.1 million to our other defined benefit plans during both the quarters ended March 28, 2012 and March 30, 2011. We expect to contribute an additional $1.5 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2012.

Additional minimum pension liability of $24.5 million and $24.8 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit as of March 28, 2012 and December 28, 2011, respectively.

Note 10.     Share-Based Compensation

Total share-based compensation included as a component of net income was as follows:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Share-based compensation related to liability classified restricted stock units	$364	$167
Share-based compensation related to equity classified awards:
Stock options	$328	$258
Restricted stock units	79	440
Board deferred stock units	19	108
Total share-based compensation related to equity classified awards	426	806
Total share-based compensation	$790	$973

Stock Options

We did not grant any stock options during the quarter ended March 28, 2012. As of March 28, 2012, we had approximately $1.4 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 1.3 years.

Restricted Stock Units

In February 2012, we granted approximately 0.4 million performance shares and related performance-based target cash awards of $2.0 million to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $6.05 per share and the payout probability of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 26, 2012. The performance period is the three year fiscal period beginning December 29, 2011 and ending December 31, 2014. The performance shares and cash awards will vest and be earned (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies.

During the quarter ended March 28, 2012, we made payments of $0.4 million in cash and issued 0.1 million shares of common stock related to restricted stock awards.

Accrued compensation expense included as a component of the Condensed Consolidated Balance Sheet was as follows:

	March 28, 2012	December 28, 2011
	(In thousands)
Liability classified restricted stock units:
Other current liabilities	$502	$449
Other noncurrent liabilities	$291	$335

Equity classified restricted stock units:
Additional paid-in capital	$4,375	$4,515

As of March 28, 2012, we had approximately $4.4 million of unrecognized compensation cost (approximately $1.8 million for liability classified units and approximately $2.6 million for equity classified units) related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.2 years.

Note 11.     Income Taxes

The provision for income taxes was $3.9 and $0.2 million for the quarter ended March 28, 2012 and the quarter ended March 30, 2011. The provision for income taxes for the first quarters of 2012 and 2011 was determined using our effective rate estimated for the entire fiscal year. The increase in the effective tax rate resulted from the reversal of a significant portion of the valuation allowance on deferred tax assets in the fourth quarter of 2011.

Note 12.     Net Income Per Share

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share - net income	$5,865	$4,124

Denominator:
Denominator for basic net income per share - weighted average shares	96,075	98,980
Effect of dilutive securities:
Options	904	1,273
Restricted stock units and awards	899	1,109
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions of dilutive securities	97,878	101,362

Basic and diluted net income per share	$0.06	$0.04

Stock options excluded (1)	1,730	2,088
Restricted stock units and awards excluded (1)	715	843

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 13.     Supplemental Cash Flow Information

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Income taxes paid, net	$213	$163
Interest paid	$4,887	$8,031

Noncash investing and financing activities:
Notes received in connection with disposition of property	$—	$500
Execution of direct financing leases	$—	$218
Issuance of common stock, pursuant to share-based compensation plans	$296	$40
Execution of capital leases	$1,010	$1,220
Accrued deferred financing costs and debt transaction costs	$—	$150

Note 14.     Share Repurchase

Our credit facility permits the payment of cash dividends and/or the purchase of Denny’s stock subject to certain limitations. In April 2011, we announced that the Board of Directors approved a share repurchase program to repurchase up to an additional 6.0 million shares of our Common Stock. Under the program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of March 28, 2012, we had repurchased 3.7 million shares of Common Stock for $14.0 million and there were 2.3 million shares remaining to be repurchased under this program. There were no shares repurchased during the quarter ended March 28, 2012.

Note 15.     Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position. We record legal settlement costs as other operating expenses in our Condensed Consolidated Statements of Comprehensive Income as those costs are incurred.

Note 16.     Subsequent Events

On April 12, 2012, Denny’s Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new senior secured credit agreement in an aggregate principal of $250 million (the “New Credit Facility”). The New Credit Facility provides for a five-year $250 million credit facility that is comprised of a $190 million senior secured term loan and a $60 million senior secured revolver (with a $30 million letter of credit sublimit). Borrowings for the term loan will bear a tiered interest rate based on the Company’s consolidated leverage ratio and is initially set at LIBOR plus 300 basis points. The New Credit Facility does not contain an interest rate floor for either the term loan or the revolver. It includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 12, 2017.

The New Credit Facility is being used to refinance the Old Credit Facility (described in Note 8) and will also be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charged coverage ratio and maximum capital expenditures.

The term loan under the New Credit Facility requires amortization of 10% per year paid quarterly starting June 30, 2012. We will be required to make certain mandatory prepayments under certain circumstances and will have the option to make certain prepayments under the New Credit Facility. The New Credit Facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type. We estimate that the refinancing will result in a one-time charge to other nonoperating expense of approximately $8 million in the second quarter of 2012, as a result of charges for the unamortized portion of deferred financing costs and original issue discount related to the Old Credit Facility, and a portion of the fees related to the New Credit Facility.

On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings for the term loan under the New Credit Facility during the first two years of the term loan. The 200 basis point LIBOR cap applies to $150 million of term loan borrowings during the first year and $125 million of term loan borrowings during the second year.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of March 28, 2012 and results of operations for the quarter ended March 28, 2012 compared to the quarter ended March 30, 2011. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 28, 2011.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Comprehensive Income expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended
	March 28, 2012		March 30, 2011
	(Dollars in thousands)
Revenue:
Company restaurant sales	$94,163	74.3%	$104,555	77.0%
Franchise and license revenue	32,575	25.7%	31,250	23.0%
Total operating revenue	126,738	100.0%	135,805	100.0%

Costs of company restaurant sales (a):
Product costs	23,533	25.0%	25,635	24.5%
Payroll and benefits	37,753	40.1%	44,196	42.3%
Occupancy	5,774	6.1%	6,860	6.6%
Other operating expenses	12,895	13.7%	15,257	14.6%
Total costs of company restaurant sales	79,955	84.9%	91,948	87.9%

Costs of franchise and license revenue (a)	11,312	34.7%	11,565	37.0%

General and administrative expenses	15,663	12.4%	14,139	10.4%
Depreciation and amortization	6,060	4.8%	7,188	5.3%
Operating, (gains), losses and other charges, net	(165)	(0.1%)	(529)	(0.4%)
Total operating costs and expenses, net	112,825	89.0%	124,311	91.5%
Operating income	13,913	11.0%	11,494	8.5%
Other expenses:
Interest expense, net	4,456	3.5%	5,693	4.2%
Other nonoperating (income) expense, net	(295)	(0.2%)	1,478	1.1%
Total other expenses, net	4,161	3.3%	7,171	5.3%
Net income before income taxes	9,752	7.7%	4,323	3.2%
Provision for income taxes	3,887	3.1%	199	0.1%
Net income	$5,865	4.6%	$4,124	3.0%

Other Data:
Company-owned average unit sales	$470		$452
Franchise average unit sales	$349		$339
Company-owned equivalent units (b)	200		231
Franchise equivalent units (b)	1,481		1,430
Company same-store sales increase (decrease) (c)(d)	0.8%		(1.3%)
Guest check average increase (decrease) (d)	2.4%		(0.1%)
Guest count decrease (d)	(1.5%)		(1.1%)
Franchise and licensed same-store sales increase (decrease) (c)(d)	2.7%		(1.7%)
__________________
(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2012 comparable units.

Quarter Ended March 28, 2012 Compared with Quarter Ended March 30, 2011

Unit Activity

	Quarter Ended
	March 28, 2012	March 30, 2011
Company-owned restaurants, beginning of period	206	232
Units opened	—	5
Units sold to franchisees	(6)	(9)
Units closed	(3)	(2)
End of period	197	226

Franchised and licensed restaurants, beginning of period	1,479	1,426
Units opened	6	13
Units purchased from Company	6	9
Units closed	(8)	(9)
End of period	1,483	1,439
Total company-owned, franchised and licensed restaurants, end of period	1,680	1,665

Company Restaurant Operations

During the quarter ended March 28, 2012, we realized a 0.8% increase in same-store sales, comprised of a 2.4% increase in guest check average, partially offset by a 1.5% decrease in guest counts. Company restaurant sales decreased $10.4 million, or 9.9%, primarily resulting from a 31 equivalent-unit decrease in company-owned restaurants, as compared to the prior year, partially offset by the increase in same-store sales for the quarter. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 84.9% from 87.9%. Product costs increased to 25.0% from 24.5% primarily due to the impact of increased commodity costs. Payroll and benefits decreased to 40.1% from 42.3% primarily due to improved labor efficiency and favorable workers' compensation claims development. Occupancy costs decreased to 6.1% from 6.6% primarily as a result of the positive development of certain general liability claims. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 28, 2012		March 30, 2011
	(Dollars in thousands)
Utilities	$3,714	3.9%	$4,389	4.2%
Repairs and maintenance	1,688	1.8%	1,842	1.8%
Marketing	3,535	3.8%	3,841	3.7%
Legal settlement costs	98	0.1%	77	0.1%
Other direct costs	3,860	4.1%	5,108	4.9%
Other operating expenses	$12,895	13.7%	$15,257	14.6%

Other direct costs decreased 0.8 percentage points primarily as a result of higher new store opening expenses in the prior year period.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 28, 2012		March 30, 2011
	(Dollars in thousands)
Royalties	$20,527	63.0%	$19,294	61.7%
Initial and other fees	436	1.3%	905	2.9%
Occupancy revenue	11,612	35.7%	11,051	35.4%
Franchise and license revenue	32,575	100.0%	31,250	100.0%

Occupancy costs	8,723	26.8%	8,560	27.4%
Other direct costs	2,589	7.9%	3,005	9.6%
Costs of franchise and license revenue	$11,312	34.7%	$11,565	37.0%

Royalties increased by $1.2 million, or 6.4%, primarily resulting from a 2.7% increase in same-store sales and a 51 equivalent unit increase in franchised and licensed units, as compared to the prior year. The increase in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees and the conversion of restaurants at Pilot Flying J Travel Centers by franchisees during 2011. Initial fees decreased by $0.5 million, or 51.8%. The decrease in initial fees resulted from the higher number of restaurants opened by franchisees and the higher number of restaurants sold to franchisees during the prior year period. The increase in occupancy revenue of $0.6 million, or 5.1%, is primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue decreased by $0.3 million, or 2.2%. The increase in occupancy costs of $0.2 million, or 1.9%, is primarily the result of the sale of restaurants to franchisees. Other direct costs decreased by $0.4 million, or 13.8%, primarily as a result of a $0.5 million franchisee settlement recorded during the prior year period. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.7% for the quarter ended March 28, 2012 from 37.0% for the quarter ended March 30, 2011.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Share-based compensation	$790	$973
Other general and administrative expenses	14,873	13,166
Total general and administrative expenses	$15,663	$14,139

The $1.7 million increase in other general and administrative expenses is primarily the result of increased payroll and benefit costs and a $0.5 million increase in performance-based compensation.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Depreciation of property and equipment	$4,437	$5,281
Amortization of capital lease assets	818	719
Amortization of intangible assets	805	1,188
Total depreciation and amortization expense	$6,060	$7,188

The overall decrease in depreciation and amortization expense is due to the sale of company-owned restaurants to franchisees during fiscal 2011.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Gains on sales of assets and other, net	$(1,955)	$(996)
Restructuring charges and exit costs	1,267	467
Impairment charges	523	—
Operating (gains), losses and other charges, net	$(165)	$(529)

During the quarter ended March 28, 2012, we recognized net gains of $2.0 million, primarily resulting from the sale of restaurant operations to franchisees and the sale of a real estate asset. During the quarter ended March 30, 2011, we recognized net gains of $1.0 million, primarily resulting from the sale of restaurant operations to franchisees and the recognition of deferred gains related to a restaurant sold to a franchisee during a prior period.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Exit costs	$579	$362
Severance and other restructuring charges	688	105
Total restructuring and exit costs	$1,267	$467

Impairment charges of $0.5 million for the quarter ended March 28, 2012 resulted primarily from the impairment of an underperforming unit and a unit identified as assets held for sale.

Operating income was $13.9 million for the quarter ended March 28, 2012 compared with $11.5 million for the quarter ended March 30, 2011.

Interest expense, net was comprised of the following:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Interest on credit facilities	$2,628	$3,715
Interest on capital lease liabilities	969	1,008
Letters of credit and other fees	461	553
Interest income	(308)	(302)
Total cash interest	3,750	4,974
Amortization of deferred financing costs	340	292
Amortization of debt discount	121	144
Interest accretion on other liabilities	245	283
Total interest expense, net	$4,456	$5,693

The decrease in interest expense resulted from a decrease in interest rates related to the 2011 re-pricing of our credit facility, as well as debt reductions during 2011.

Other nonoperating income, net was $0.3 million for the quarter ended March 28, 2012 compared with other nonoperating expense, net of $1.5 million for the quarter ended March 30, 2011. The prior year expense included the recognition of $1.4 million of costs related to the debt re-pricing in the first quarter of 2011.

The provision for income taxes was $3.9 million for the quarter ended March 28, 2012 compared to $0.2 million for the quarter ended March 30, 2011. The provision for income taxes for the first quarters of 2012 and 2011 was determined using our effective rate estimated for the entire fiscal year. The increase in the effective tax rate resulted from the reversal of a significant portion of the valuation allowance on deferred tax assets in the fourth quarter of 2011.

Net income was $5.9 million for the quarter ended March 28, 2012 compared with $4.1 million for the quarter ended March 30, 2011 due to the factors noted above.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Net cash provided by operating activities	$8,486	$14,593
Net cash provided by (used in) investing activities	2,476	(3,082)
Net cash used in financing activities	(11,162)	(21,414)
Net decrease in cash and cash equivalents	$(200)	$(9,903)

We believe that our estimated cash flows from operations for 2012, combined with our capacity for additional borrowings under our new credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $2.5 million for the quarter ended March 28, 2012. These cash flows include $3.6 million in proceeds from asset sales and collections of notes receivable of $1.4 million, partially offset by capital expenditures of $1.8 million. Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 28, 2012	March 30, 2011
	(In thousands)
Facilities	$962	$1,158
New construction	407	4,106
Remodeling	11	301
Information technology	18	50
Other	438	155
Capital expenditures	$1,836	$5,770

The decrease in new construction is primarily the result of the conversion of restaurants at Pilot Flying J Travel Centers during the prior year. We generally expect our capital requirements to trend downward as we reduce our company-owned restaurant portfolio and remain selective in our new restaurant investments. Capital expenditures for fiscal 2012 are expected to be approximately $15-16 million, comprised primarily of costs related to facilities and new construction.

Cash flows used in financing activities were $11.2 million for the quarter ended March 28, 2012, which included long-term debt payments of $9.1 million.

Our working capital deficit was $16.3 million at March 28, 2012 compared with $25.9 million at December 28, 2011. The decrease in working capital deficit is primarily related to the timing of payments impacting prepaid and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

A commitment fee of 0.625% was paid on the unused portion of the revolving credit facility. Interest on the credit facility was payable at per annum rates equal to LIBOR plus 375 basis points with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver. The term loan was originally issued at 98.5% reflecting an original issue discount (“OID”) of $3.8 million. The OID was amortized into interest expense over the life of the term loan using the effective interest rate method. The maturity date for the revolver was September 30, 2015. The maturity date for the term loan was September 30, 2016. The term loan amortized in equal quarterly installments of $625,000 with all remaining amounts due on the maturity date. Mandatory prepayments were required under certain circumstances and we had the option to make certain prepayments under the credit facility.

The credit facility was guaranteed by the Company and its material subsidiaries and was secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. The credit facility included certain financial covenants with respect to a maximum leverage ratio, a maximum lease-adjusted leverage ratio, a minimum fixed charged coverage ratio and limitations on capital expenditures. We were in compliance with the terms of the credit facility as of March 28, 2012.

As of March 28, 2012, we had an outstanding term loan of $187.9 million ($190.0 million less unamortized OID of $2.1 million) and outstanding letters of credit of under our revolving letter of credit facility of $24.6 million. There were no revolving loans outstanding at March 28, 2012. These balances resulted in availability of $35.4 million under the revolving facility. As of March 28, 2012, the weighted-average interest rate under the term loan was 5.25%.

Refinancing of Credit Facility

On April 12, 2012, Denny’s Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new senior secured credit agreement in an aggregate principal of $250 million (the “New Credit Facility”). The New Credit Facility provides for a five-year $250 million credit facility that is comprised of a $190 million senior secured term loan and a $60 million senior secured revolver (with a $30 million letter of credit sublimit). Borrowings for the term loan will bear a tiered interest rate based on the Company’s consolidated leverage ratio and is initially set at LIBOR plus 300 basis points. The New Credit Facility does not contain an interest rate floor for either the term loan or the revolver. It includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 12, 2017.

The New Credit Facility is being used to refinance the Old Credit Facility (described above) and will also be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company’s subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charged coverage ratio and maximum capital expenditures.

The term loan under the New Credit Facility requires amortization of 10% per year paid quarterly starting June 30, 2012. We will be required to make certain mandatory prepayments under certain circumstances and will have the option to make certain prepayments under the New Credit Facility. The New Credit Facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type. We estimate that the refinancing will result in a one-time charge to other nonoperating expense of approximately $8 million in the second quarter of 2012, as a result of charges for the unamortized portion of deferred financing costs and original issue discount related to the Old Credit Facility, and a portion of the fees related to the New Credit Facility.

On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings for the term loan under the New Credit Facility during the first two years of the term loan. The 200 basis point LIBOR cap applies to $150 million of term loan borrowings during the first year and $125 million of term loan borrowings during the second year.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 28, 2012, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 375 basis points per annum with a LIBOR floor of 1.50% for the term loan and no LIBOR floor for the revolver.

Based on the levels of borrowings under the Old Credit Facility at March 28, 2012, if interest rates changed by 100 basis points, there would be no impact to our annual cash flow or our income before income taxes. This computation is determined by considering the impact of hypothetical interest rates on the Old Credit Facility at March 28, 2012, taking into consideration the 1.50% LIBOR floor for the term loan. Based on the levels of borrowings under the New Credit Facility, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.9 million. This computation is determined by considering the impact of hypothetical interest rates on the New Credit Facility, taking into consideration that there is no LIBOR floor for the term loan under the New Credit Facility. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

The estimated fair value of our borrowings under the credit facility was approximately $190.8 million compared with a book value of $190.0 million at March 28, 2012. This computation is based on market quotations for the same or similar debt issues or the estimated borrowing rates available to us. Our other outstanding long-term debt bears fixed rates of interest.

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

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, John C. Miller, and our Executive Vice President, Chief Administrative Officer and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this Quarterly report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Miller and Wolfinger each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including Messrs. Miller and Wolfinger, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended March 28, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Program (3)
	(In thousands, except per share amounts)
December 29, 2011 - January 25, 2012	—	$—	—	2,304
January 26, 2012 - February 22, 2012	—	—	—	2,304
February 23, 2012 - March 28, 2012	—	—	—	2,304
Total 2012	—	$—	—

(1)	Average price paid per share excludes commissions.
(2)
In April 2011, we announced that our Board of Directors had approved the repurchase of up to 6 million shares of Common Stock. Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or through negotiated transactions, subject to market and business conditions.

(3)	During the quarter ended March 28, 2012, we did not purchase any shares of Common Stock, pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Form of the 2012 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate

10.2	Written Description of the Denny's 2012 Long-Term Performance Incentive Program

10.3
Credit Agreement dated as of April 12, 2012 among Denny’s, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Regions Bank and General Electric Capital Corporation, as Co-Syndication Agents, Cadence Bank and RBS Citizens, N.A. as Co-Documentation Agents and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Regions Capital Markets, a Division of Regions Bank and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.

10.4	Guarantee and Collateral Agreement dated as of April 12, 2012 among Denny’s, Inc., Denny’s Realty, LLC, Denny’s Corporation, DFO, LLC, and Wells Fargo Bank, N.A., as Administrative Agent.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date: May 4, 2012	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

DENNY'S CORPORATION

Date: May 4, 2012	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller