Form 10-Q
period 2012-06-27
DENNYS CORP
filed 2012-08-02
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2012

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

Yes  ☐    No  ☑

As of July 26, 2012, 94,886,401 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 27, 2012	December 28, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$20,997	$13,740
Receivables	13,781	14,971
Inventories	2,967	3,438
Assets held for sale	486	2,351
Current deferred tax asset	20,324	15,519
Prepaid and other current assets	5,524	11,274
Total current assets	64,079	61,293
Property, net of accumulated depreciation of $232,677 and $241,102, respectively	102,626	112,772
Goodwill	30,476	30,764
Intangible assets, net	49,804	50,921
Deferred financing costs, net	2,300	5,884
Noncurrent deferred tax asset	49,137	60,636
Other noncurrent assets	30,458	28,231
Total assets	$328,880	$350,501

Liabilities
Current liabilities:
Current maturities of long-term debt	$12,054	$2,591
Current maturities of capital lease obligations	4,368	4,380
Accounts payable	17,035	25,935
Other current liabilities	50,971	54,289
Total current liabilities	84,428	87,195
Long-term liabilities:
Long-term debt, less current maturities	171,000	193,257
Capital lease obligations, less current maturities	16,996	18,077
Liability for insurance claims, less current portion	17,081	18,552
Other noncurrent liabilities and deferred credits	42,147	43,096
Total long-term liabilities	247,224	272,982
Total liabilities	331,652	360,177

Commitments and contingencies

Shareholders' deficit
Common stock $0.01 par value; authorized - 135,000; June 27, 2012: 102,966 shares issued and 94,846 shares outstanding; December 28, 2011: 102,668 shares issued and 95,972 shares outstanding	$1,030	$1,027
Paid-in capital	559,160	557,396
Deficit	(507,361)	(517,827)
Accumulated other comprehensive loss, net of tax	(24,277)	(24,813)
Shareholders’ deficit before treasury stock	28,552	15,783
Treasury stock, at cost, 8,120 and 6,696 shares, respectively	(31,324)	(25,459)
Total shareholders' deficit	(2,772)	(9,676)
Total liabilities and shareholders' deficit	$328,880	$350,501
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 27, 2012	June 29, 2011	June 27, 2012	June 29, 2011
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$91,239	$104,021	$185,402	$208,576
Franchise and license revenue	33,492	31,832	66,067	63,082
Total operating revenue	124,731	135,853	251,469	271,658
Costs of company restaurant sales:
Product costs	22,702	25,613	46,235	51,248
Payroll and benefits	36,617	42,419	74,370	86,615
Occupancy	6,222	6,793	11,996	13,653
Other operating expenses	12,202	15,329	25,097	30,586
Total costs of company restaurant sales	77,743	90,154	157,698	182,102
Costs of franchise and license revenue	11,386	11,085	22,698	22,650
General and administrative expenses	14,785	14,092	30,448	28,231
Depreciation and amortization	5,827	7,234	11,887	14,422
Operating (gains), losses and other charges, net	(4,009)	(419)	(4,174)	(948)
Total operating costs and expenses, net	105,732	122,146	218,557	246,457
Operating income	18,999	13,707	32,912	25,201
Other expenses:
Interest expense, net	2,993	4,901	7,449	10,594
Other nonoperating expense, net	8,198	268	7,903	1,746
Total other expenses, net	11,191	5,169	15,352	12,340
Net income before income taxes	7,808	8,538	17,560	12,861
Provision for income taxes	3,207	408	7,094	607
Net income	$4,601	$8,130	$10,466	$12,254

Basic and diluted net income per share	$0.05	$0.08	$0.11	$0.12

Weighted average shares outstanding:
Basic	95,637	98,421	95,856	98,700
Diluted	97,408	100,602	97,651	100,976

Comprehensive income	$4,869	$8,130	$11,002	$12,254

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 28, 2011	102,668	$1,027	(6,696)	$(25,459)	$557,396	$(517,827)	$(24,813)	$(9,676)
Net income	—	—	—	—	—	10,466	—	10,466
Minimum pension liability adjustment, net of tax benefits of $345	—	—	—	—	—	—	536	536
Share-based compensation on equity classified awards	—	—	—	—	1,060	—	—	1,060
Purchase of treasury stock	—	—	(1,424)	(5,865)	—	—	—	(5,865)
Issuance of common stock for share-based compensation	71	1	—	—	(1)	—	—	—
Exercise of common stock options	227	2	—	—	647	—	—	649
Tax benefit from stock options exercised	—	—	—	—	58	—	—	58
Balance, June 27, 2012	102,966	$1,030	(8,120)	$(31,324)	$559,160	$(507,361)	$(24,277)	$(2,772)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$10,466	$12,254
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	11,887	14,422
Operating (gains), losses and other charges, net	(4,174)	(948)
Amortization of deferred financing costs	503	662
Amortization of debt discount	137	284
Loss on early extinguishment of debt	8,152	1,984
Loss on change in the fair value of interest rate cap	41	—
Deferred income tax expense	6,349	34
Share-based compensation	1,666	2,149
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	791	1,929
Inventories	471	393
Other current assets	5,697	39
Other assets	(2,046)	182
Increase (decrease) in liabilities:
Accounts payable	(5,781)	137
Accrued salaries and vacations	(361)	553
Accrued taxes	(135)	79
Other accrued liabilities	(4,917)	(5,897)
Other noncurrent liabilities and deferred credits	(2,518)	(3,321)
Net cash flows provided by operating activities	26,228	24,935
Cash flows from investing activities:
Purchase of property	(4,279)	(8,854)
Proceeds from disposition of property	12,929	3,893
Collections on notes receivable	1,490	450
Issuance of notes receivable	(1,124)	—
Net cash flows provided by (used in) investing activities	9,016	(4,511)
Cash flows from financing activities:
Net borrowings under new credit agreement	190,000	—
Long-term debt payments	(207,407)	(22,084)
Proceeds from exercise of stock options	649	4,621
Tax withholding on share-based payments	(145)	—
Tax benefit of stock options exercised	58	—
Debt transaction costs	(1,095)	(795)
Deferred financing costs	(1,809)	(3,247)
Purchase of treasury stock	(5,470)	(14,280)
Net bank overdrafts	(2,768)	(776)
Net cash flows used in financing activities	(27,987)	(36,561)
Increase (decrease) in cash and cash equivalents	7,257	(16,137)
Cash and cash equivalents at beginning of period	13,740	29,074
Cash and cash equivalents at end of period	$20,997	$12,937

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest family-style restaurant chains. At June 27, 2012, the Denny’s brand consisted of 1,684 restaurants, 1,507 (89%) of which were franchised/licensed restaurants and 177 (11%) of which were company-owned and operated.

The following table shows the unit activity for the quarter and two quarters ended June 27, 2012 and June 29, 2011:

	Quarter Ended		Two Quarters Ended
	June 27, 2012	June 29, 2011	June 27, 2012	June 29, 2011
Company-owned restaurants, beginning of period	197	226	206	232
Units opened	—	1	—	6
Units sold to franchisees	(17)	(1)	(23)	(10)
Units closed	(3)	(1)	(6)	(3)
End of period	177	225	177	225

Franchised and licensed restaurants, beginning of period	1,483	1,439	1,479	1,426
Units opened	9	17	15	30
Units relocated	—	1	—	1
Units purchased from Company	17	1	23	10
Units closed (including units relocated)	(2)	(6)	(10)	(15)
End of period	1,507	1,452	1,507	1,452
Total restaurants, end of period	1,684	1,677	1,684	1,677

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

Goodwill

ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”

Effective December 29, 2011, we adopted ASU 2011-08, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The adoption did not have any impact on our Condensed Consolidated Financial Statements.

Accounting Standards to be Adopted

We reviewed newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	June 27, 2012	December 28, 2011
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,663	$9,452
Notes receivable from franchisees and third parties	593	992
Vendor receivables	1,157	2,311
Credit card receivables	895	1,137
Other	1,495	1,087
Allowance for doubtful accounts	(22)	(8)
	$13,781	$14,971
Direct financing lease receivables (included as a component of prepaid and other current assets)	$82	$82

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees and third parties	$593	$560
Direct financing lease receivables	6,201	5,496
	$6,794	$6,056

We recognized interest income on notes receivable from franchisees of less than $0.1 million for the quarter and two quarters ended June 27, 2012 and $0.1 million for the quarter and two quarters ended June 29, 2011, respectively. These amounts are included as a component of interest expense, net on our Condensed Consolidated Statements of Comprehensive Income. We recognized interest income on direct financing leases of $0.3 million and $0.6 million for the quarter and two quarters ended June 27, 2012 and $0.3 million and $0.5 million for the quarter and two quarters ended June 29, 2011, respectively. These amounts are included as a component of interest expense, net on our Condensed Consolidated Statements of Comprehensive Income.

 Note 4.     Assets Held for Sale

Assets held for sale of $0.5 million and $2.4 million as of June 27, 2012 and December 28, 2011, respectively, consist of restaurants to be sold to franchisees. As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.1 million and $0.1 million for the quarter and two quarters ended June 27, 2012, respectively. This expense is included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Comprehensive Income. There were no impairment charges recognized related to assets held for sale for the quarter and two quarters ended June 29, 2011.

Note 5.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

June 27, 2012
(In thousands)
Balance, beginning of year	$30,764
Write-offs and reclassifications associated with sale of restaurants	(288)
Balance, end of period	$30,476

Goodwill and intangible assets were comprised of the following:

	June 27, 2012		December 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$30,476	$—	$30,764	$—

Intangible assets with indefinite lives:
Trade names	$44,048	$—	$44,046	$—
Liquor licenses	164	—	164	—
Intangible assets with definite lives:
Franchise and license agreements	37,688	32,155	42,778	36,132
Foreign license agreements	241	182	241	176
Intangible assets	$82,141	$32,337	$87,229	$36,308

Other assets with definite lives:
Software development costs	$34,146	$32,465	$33,937	$31,973

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2012	June 29, 2011	June 27, 2012	June 29, 2011
	(In thousands)
Gains on sales of assets and other, net	$(4,908)	$(879)	$(6,863)	$(1,875)
Restructuring charges and exit costs	882	402	2,149	869
Impairment charges	17	58	540	58
Operating (gains), losses and other charges, net	$(4,009)	$(419)	$(4,174)	$(948)

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 27, 2012	June 29, 2011	June 27, 2012	June 29, 2011
	(In thousands)
Exit costs	$327	$251	$906	$613
Severance and other restructuring charges	555	151	1,243	256
Total restructuring and exit costs	$882	$402	$2,149	$869

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance at December 28, 2011	$3,863
Exit costs (1)	906
Payments, net of sublease receipts	(1,045)
Reclassification of certain lease liabilities, net	77
Interest accretion	172
Balance at June 27, 2012	3,973
Less current portion included in other current liabilities	1,318
Long-term portion included in other noncurrent liabilities	$2,655

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities are as follows:

(In thousands)
Remainder of 2012	$975
2013	1,053
2014	771
2015	394
2016	275
Thereafter	1,559
Total	5,027
Less imputed interest	1,054
Present value of exit cost liabilities	$3,973

As of June 27, 2012 and December 28, 2011, we had accrued severance and other restructuring charges of $1.0 million and less than $0.1 million, respectively.  The balance as of June 27, 2012 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 27, 2012
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$5,858	$5,858	$—	$—	market approach
Interest rate caps	$28	$—	$28	$—	income approach
Total	$5,886	$5,858	$28	$—

	Fair Value Measurements as of December 28, 2011
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$4,935	$4,935	$—	$—	market approach
Total	$4,935	$4,935	$—	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of June 27, 2012, impaired assets related to underperforming units were written down to a fair value of $0 based on the income approach. As of June 29, 2011, there were no such nonrecurring measurements.

Disclosures of Fair Value of Other Assets and Liabilities

The liabilities under our credit facility and capital leases are carried at historical cost in our Condensed Consolidated Balance Sheets. The estimated fair values of our senior secured term loan and capital lease obligations approximated their carrying values as of June 27, 2012.

Note 8.     Long-Term Debt

On April 12, 2012, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year senior secured credit agreement in an aggregate principal of $250 million (the “New Credit Facility”). The New Credit Facility is comprised of a $190 million senior secured term loan and a $60 million senior secured revolver (with a $30 million letter of credit sublimit). A commitment fee of 50 basis points is paid on the unused portion of the revolving credit facility. Borrowings for the term loan will bear a tiered interest rate based on the Company's consolidated leverage ratio and was initially set at LIBOR plus 300 basis points. The New Credit Facility does not contain an interest rate floor for either the term loan or the revolver. It includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 12, 2017.

The New Credit Facility was used to refinance the Old Credit Facility and is available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charged coverage ratio and maximum capital expenditures.

The term loan under the New Credit Facility amortizes $19.0 million annually, payable in quarterly installments, with all remaining amounts due on the maturity date. We will be required to make certain mandatory prepayments under certain circumstances and will have the option to make certain prepayments under the New Credit Facility. The optional prepayments can be applied against future amortization. The New Credit Facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type.

On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings for the term loan under the New Credit Facility during the first two years of the term loan. The 200 basis point LIBOR cap applies to $150 million of term loan borrowings during the first year and $125 million of term loan borrowings during the second year.

As a result of the debt refinancing, we recorded $7.9 million of losses on early extinguishment of debt, consisting primarily of $1.1 million of transaction costs, $4.7 million from the write-off of deferred financing costs and $2.0 million from the write-off of an original issue discount ("OID") related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the condensed Consolidated Statements of Comprehensive Income.

As of June 27, 2012, under the New Credit Facility, we had outstanding term loan borrowings of $183.0 million and outstanding letters of credit under the revolving letter of credit facility of $26.5 million. There were no revolving loans outstanding at June 27, 2012. These balances resulted in availability of $33.5 million under the revolving facility. The weighted-average interest rate under the term loan was 3.25% and 5.25%, as of June 27, 2012 and December 28, 2011.

During the two quarters ended June 27, 2012, prior to the April 12, 2012 refinancing, we paid $8.0 million (which included $7.4 million of prepayments and $0.6 million of scheduled payments) on the term loan under the Old Credit Facility. As a result of these prepayments, during the two quarters ended June 27, 2012, we recorded $0.2 million of losses on early extinguishment of debt resulting from the write-off of $0.1 million in deferred financing costs and $0.1 million in OID related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in our condensed Consolidated Statements of Comprehensive Income.

During the quarter ended June 27, 2012, subsequent to the April 12, 2012 refinancing, we paid $7.0 million (which included $2.3 million of prepayments and $4.8 million of scheduled payments) on the term loan under the New Credit Facility.

Aggregate annual maturities of long-term debt, excluding capital lease obligations, at June 27, 2012 are as follows:

(In thousands)
Remainder of 2012	$7,304
2013	19,000
2014	19,000
2015	19,000
2016 and thereafter	118,750
Total long-term debt, excluding capital lease obligations	$183,054

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	June 27, 2012	June 29, 2011	June 27, 2012	June 29, 2011
	(In thousands)
Service cost	$106	$73	$—	$—
Interest cost	811	850	29	31
Expected return on plan assets	(1,006)	(1,046)	—	—
Amortization of net loss	453	263	13	8
Net periodic benefit cost	$364	$140	$42	$39

	Pension Plan		Other Defined Benefit Plans
	Two Quarters Ended		Two Quarters Ended
	June 27, 2012	June 29, 2011	June 27, 2012	June 29, 2011
	(In thousands)
Service cost	$190	$167	$—	$—
Interest cost	1,600	1,682	58	63
Expected return on plan assets	(2,018)	(2,091)	—	—
Amortization of net loss	881	502	26	16
Net periodic benefit cost	$653	$260	$84	$79

We made contributions of $0.8 million and $0.4 million to our qualified pension plan during the two quarters ended June 27, 2012 and June 29, 2011, respectively. We made contributions of $0.1 million to our other defined benefit plans during both the two quarters ended June 27, 2012 and June 29, 2011. We expect to contribute an additional $1.1 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2012.

Additional minimum pension liability of $24.3 million and $24.8 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Deficit as of June 27, 2012 and December 28, 2011.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 27, 2012	June 29, 2011	June 27, 2012	June 29, 2011
	(In thousands)
Stock options	$164	$264	$492	$522
Restricted stock units	531	729	974	1,336
Board deferred stock units	181	183	200	291
Total share-based compensation	$876	$1,176	$1,666	$2,149

Stock Options

As of June 27, 2012, we had approximately $1.0 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 1.3 years.

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

During the two quarters ended June 27, 2012, we made payments of $0.4 million in cash and issued 0.1 million shares of common stock related to restricted stock unit awards.

As of June 27, 2012, we had approximately $3.7 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.6 years.

Board Deferred Stock Units

During the two quarters ended June 27, 2012, we granted 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $4.05 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the two quarters ended June 27, 2012, less than 0.1 million deferred stock units were converted into shares of common stock. As of June 27, 2012, we had approximately $0.4 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.8 years.

Note 11.     Income Taxes

The provision for income taxes was $3.2 million and $7.1 million for both the quarter and two quarters ended June 27, 2012, respectively. The provision for income taxes was $0.4 million and $0.6 million for the quarter and two quarters ended June 29, 2011. For the 2012 periods, the difference in the overall effective tax rate from the U.S. statutory rate was due to discrete tax items, including a $1.3 million out of period adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. We do not believe the out of period adjustment was material to any prior or current year financial statements or on earnings trends. In addition, a $0.8 million current and deferred tax benefit was recorded. This benefit arose from additional state credits generated during the quarter ending June 27, 2012 related to prior years' activity. The provision for income taxes for the first two quarters of 2011 was determined using our effective rate estimated for the entire fiscal year.

Note 12.     Net Income Per Share

	Quarter Ended		Two Quarters Ended
	June 27, 2012	June 29, 2011	June 27, 2012	June 29, 2011
	(In thousands, except for per share amounts)
Numerator:
Net income	$4,601	$8,130	$10,466	$12,254

Denominator:
Weighted average shares - basic	95,637	98,421	95,856	98,700
Effect of dilutive securities:
Options	878	998	889	1,139
Restricted stock units and awards	893	1,183	906	1,137
Weighted average shares - diluted	97,408	100,602	97,651	100,976

Basic and diluted net income per share	$0.05	$0.08	$0.11	$0.12

Stock options excluded (1)	1,643	2,372	1,686	2,230
Restricted stock units and awards excluded (1)	702	538	702	747

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 13.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Income taxes paid, net	$1,365	$737
Interest paid	$7,657	$12,705

Noncash investing and financing activities:
Notes received in connection with disposition of property	$—	$500
Execution of direct financing leases	$747	$218
Issuance of common stock, pursuant to share-based compensation plans	$296	$450
Execution of capital leases	$1,281	$2,674
Treasury stock payable	$395	$294

Note 14.     Share Repurchase

Our Old Credit Facility permitted and our New Credit Facility permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In April, 2011, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. Under the program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of June 27, 2012, we had repurchased 5.1 million shares of Common Stock for approximately $19.9 million and there were 0.9 million shares remaining to be repurchased under this share repurchase program.

On May 18, 2012, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. There were no shares repurchased under this program as of June 27, 2012.

Note 15.     Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position. We record legal settlement costs as other operating expenses in our Condensed Consolidated Statements of Comprehensive Income as those costs are incurred.

Note 16.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of June 27, 2012 and results of operations for the quarter and two quarters ended June 27, 2012 compared to the quarter and two quarters ended June 29, 2011. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 28, 2011.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Comprehensive Income expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 27, 2012		June 29, 2011		June 27, 2012		June 29, 2011
	(Dollars in thousands)
Revenue:
Company restaurant sales	$91,239	73.1%	$104,021	76.6%	$185,402	73.7%	$208,576	76.8%
Franchise and license revenue	33,492	26.9%	31,832	23.4%	66,067	26.3%	63,082	23.2%
Total operating revenue	124,731	100.0%	135,853	100.0%	251,469	100.0%	271,658	100.0%
Costs of company restaurant sales (a):
Product costs	22,702	24.9%	25,613	24.6%	46,235	24.9%	51,248	24.6%
Payroll and benefits	36,617	40.1%	42,419	40.8%	74,370	40.1%	86,615	41.5%
Occupancy	6,222	6.8%	6,793	6.5%	11,996	6.5%	13,653	6.5%
Other operating expenses	12,202	13.4%	15,329	14.7%	25,097	13.5%	30,586	14.7%
Total costs of company restaurant sales	77,743	85.2%	90,154	86.7%	157,698	85.1%	182,102	87.3%
Costs of franchise and license revenue (a)	11,386	34.0%	11,085	34.8%	22,698	34.4%	22,650	35.9%
General and administrative expenses	14,785	11.9%	14,092	10.4%	30,448	12.1%	28,231	10.4%
Depreciation and amortization	5,827	4.7%	7,234	5.3%	11,887	4.7%	14,422	5.3%
Operating (gains), losses and other charges, net	(4,009)	(3.2)%	(419)	(0.3)%	(4,174)	(1.7)%	(948)	(0.3)%
Total operating costs and expenses	105,732	84.8%	122,146	89.9%	218,557	86.9%	246,457	90.7%
Operating income	18,999	15.2%	13,707	10.1%	32,912	13.1%	25,201	9.3%
Other expenses:
Interest expense, net	2,993	2.4%	4,901	3.6%	7,449	3.0%	10,594	3.9%
Other nonoperating expense, net	8,198	6.6%	268	0.2%	7,903	3.1%	1,746	0.6%
Total other expenses, net	11,191	9.0%	5,169	3.8%	15,352	6.1%	12,340	4.5%
Net income before income taxes	7,808	6.3%	8,538	6.3%	17,560	7.0%	12,861	4.7%
Provision for income taxes	3,207	2.6%	408	0.3%	7,094	2.8%	607	0.2%
Net income	$4,601	3.7%	$8,130	6.0%	$10,466	4.2%	$12,254	4.5%

Other Data:
Company-owned average unit sales	$484		$463		$954		$915
Franchise average unit sales	$354		$349		$703		$688
Company-owned equivalent units (b)	188		224		194		228
Franchise equivalent units (b)	1,493		1,442		1,487		1,436
Same-store sales increase (company-owned) (c)(d)	0.0%		2.6%		0.4%		0.6%
Guest check average increase (d)	1.7%		1.2%		2.0%		0.5%
Guest count (decrease) increase (d)	(1.6)%		1.4%		(1.6)%		0.1%
Same-store sales increase (franchised and licensed units) (c)(d)	0.9%		1.8%		1.8%		0.0%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2011 comparable units.

Quarter Ended June 27, 2012 Compared with Quarter Ended June 29, 2011

Unit Activity

	Quarter Ended
	June 27, 2012	June 29, 2011
Company-owned restaurants, beginning of period	197	226
Units opened	—	1
Units sold to franchisees	(17)	(1)
Units closed	(3)	(1)
End of period	177	225

Franchised and licensed restaurants, beginning of period	1,483	1,439
Units opened	9	17
Units relocated	—	1
Units purchased from Company	17	1
Units closed (including units relocated)	(2)	(6)
End of period	1,507	1,452
Total restaurants, end of period	1,684	1,677

Company Restaurant Operations

During the quarter ended June 27, 2012, same-store sales were flat, comprised of a 1.7% increase in guest check average, offset by a 1.6% decrease in guest counts. Company restaurant sales decreased $12.8 million, or 12.3%, primarily resulting from a 36 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.2% from 86.7%. Product costs increased to 24.9% from 24.6% primarily due to the impact of increased commodity costs. Payroll and benefits decreased to 40.1% from 40.8% primarily due to improved labor efficiency and favorable workers' compensation claims development. Occupancy costs increased to 6.8% from 6.5% primarily as a result of the negative development of certain general liability claims. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	June 27, 2012		June 29, 2011
	(Dollars in thousands)
Utilities	$3,592	3.9%	$4,590	4.4%
Repairs and maintenance	1,634	1.8%	1,890	1.8%
Marketing	3,389	3.7%	3,971	3.8%
Legal settlement costs	71	0.1%	(14)	0.0%
Other direct costs	3,516	3.9%	4,892	4.7%
Other operating expenses	$12,202	13.4%	$15,329	14.7%

Utilities decreased 0.5 percentage points, primarily due to lower natural gas rates in the 2012 period. Other direct costs decreased 0.8 percentage points primarily as a result of higher new store opening expenses in the prior period.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	June 27, 2012		June 29, 2011
	(Dollars in thousands)
Royalties	$20,874	62.3%	$19,926	62.6%
Initial and other fees	1,003	3.0%	708	2.2%
Occupancy revenue	11,615	34.7%	11,198	35.2%
Franchise and license revenue	$33,492	100.0%	$31,832	100.0%

Occupancy costs	8,705	26.0%	8,658	27.2%
Other direct costs	2,681	8.0%	2,427	7.6%
Costs of franchise and license revenue	$11,386	34.0%	$11,085	34.8%

Royalties increased by $0.9 million, or 4.8%, primarily resulting from a 0.9% increase in same-store sales and a 51 equivalent unit increase in franchised and licensed units, as compared to the prior year. The increase in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees and the conversion of restaurants at Pilot Flying J Travel Centers during 2011. Initial fees increased by $0.3 million, or 41.7%. The increase in initial fees resulted from the higher number of restaurants sold to franchisees during the current year period, partially offset by the higher number of restaurants opened by franchisees during the prior year period. The increase in occupancy revenue of $0.4 million, or 3.7%, is primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue increased by $0.3 million, or 2.7%. Occupancy costs remained relatively constant. Other direct costs increased by $0.3 million, or 10.5%, primarily as a result of an increase in performance-based compensation. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.0% for the quarter ended June 27, 2012 from 34.8% for the quarter ended June 29, 2011.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Share-based compensation	$876	$1,176
Other general and administrative expenses	13,909	12,916
Total general and administrative expenses	$14,785	$14,092

The $0.7 million increase in general and administrative expenses is primarily the result of a $1.0 million increase in performance-based compensation, partially offset by a $0.3 million decrease in share-based compensation.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Depreciation of property and equipment	$4,194	$5,263
Amortization of capital lease assets	827	778
Amortization of intangible assets	806	1,193
Total depreciation and amortization expense	$5,827	$7,234

The overall decrease in depreciation and amortization expense is primarily due to the sale of company-owned restaurants to franchisees during fiscal 2011 and 2012.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Gains on sales of assets and other, net	$(4,908)	$(879)
Restructuring charges and exit costs	882	402
Impairment charges	17	58
Operating (gains), losses and other charges, net	$(4,009)	$(419)

During the quarter ended June 27, 2012, we recognized gains of $4.9 million, primarily resulting from the sale of restaurant operations to franchisees and the sale of two real estate assets. During the quarter ended June 29, 2011, we recognized gains of $0.9 million, primarily resulting from the sale of a restaurant operation to a franchisee and the sale of one real estate asset.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Exit costs	$327	$251
Severance and other restructuring charges	555	151
Total restructuring and exit costs	$882	$402

Operating income was $19.0 million for the quarter ended June 27, 2012 compared with $13.7 million for the quarter ended June 29, 2011.

Interest expense, net was comprised of the following:

	Quarter Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Interest on credit facilities	$1,708	$3,034
Interest on capital lease liabilities	818	944
Letters of credit and other fees	390	461
Interest income	(337)	(328)
Total cash interest	2,579	4,111
Amortization of deferred financing costs	163	370
Amortization of debt discount	16	140
Interest accretion on other liabilities	235	280
Total interest expense, net	$2,993	$4,901

The decrease in interest expense resulted from a decrease in interest rates related to the 2012 refinancing of our credit facility, as well as debt reductions during 2011 and 2012.

Other nonoperating expense, net was $8.2 million for the quarter ended June 27, 2012 compared with $0.3 million for the quarter ended June 29, 2011. The change was primarily the result of $7.9 million of expenses and write-offs of deferred financing costs and original issue discount related to our debt refinancing.

The provision for income taxes was $3.2 million for the quarter ended June 27, 2012 compared to $0.4 million for the quarter ended June 29, 2011. For the quarter ended June 27, 2012, the difference in the overall effective tax rate from the U.S. statutory rate was due to discrete tax items, including a $1.3 million out-of-period adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. In addition, a $0.8 million current and deferred tax benefit was recorded. This benefit arose from additional state credits generated during the quarter ending June 27, 2012 related to prior years' activity. The provision for income taxes for the quarter ended June 29, 2011 was determined using our effective rate estimated for the entire fiscal year.

Net income was $4.6 million for the quarter ended June 27, 2012 compared with $8.1 million for the quarter ended June 29, 2011 due to the factors noted above.

Two Quarters Ended June 27, 2012 Compared with Two Quarters Ended June 29, 2011

Unit Activity

	Two Quarters Ended
	June 27, 2012	June 29, 2011
Company-owned restaurants, beginning of period	206	232
Units opened	—	6
Units sold to franchisees	(23)	(10)
Units closed	(6)	(3)
End of period	177	225

Franchised and licensed restaurants, beginning of period	1,479	1,426
Units opened	15	30
Units relocated	—	1
Units purchased from Company	23	10
Units closed (including units relocated)	(10)	(15)
End of period	1,507	1,452
Total restaurants, end of period	1,684	1,677

  Company Restaurant Operations

During the two quarters ended June 27, 2012, we realized a 0.4% increase in same-store sales, comprised of a 2.0% increase in guest check average, partially offset by a 1.6% decrease in guest counts. Company restaurant sales decreased $23.2 million, or 11.1%, primarily resulting from a 34 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.1% from 87.3%. Product costs increased to 24.9% from 24.6% primarily due to the impact of increased commodity costs. Payroll and benefits decreased to 40.1% from 41.5% primarily due to improved labor efficiency and favorable workers' compensation claims development. Occupancy costs remained flat at 6.5%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Two Quarters Ended
	June 27, 2012		June 29, 2011
	(Dollars in thousands)
Utilities	$7,306	3.9%	$8,979	4.3%
Repairs and maintenance	3,322	1.8%	3,732	1.8%
Marketing	6,924	3.7%	7,812	3.7%
Legal	169	0.1%	63	0.0%
Other direct costs	7,376	4.0%	10,000	4.8%
Other operating expenses	$25,097	13.5%	$30,586	14.7%

Utilities decreased 0.4 percentage points, primarily due to lower natural gas rates in the 2012 period. Other direct costs decreased 0.8 percentage points primarily as a result of higher new store opening expenses in the prior period.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Two Quarters Ended
	June 27, 2012		June 29, 2011
	(Dollars in thousands)
Royalties	$41,401	62.7%	$39,220	62.2%
Initial fees	1,439	2.2%	1,613	2.6%
Occupancy revenue	23,227	35.1%	22,249	35.2%
Franchise and license revenue	$66,067	100.0%	$63,082	100.0%

Occupancy costs	17,428	26.4%	17,218	27.3%
Other direct costs	5,270	8.0%	5,432	8.6%
Costs of franchise and license revenue	$22,698	34.4%	$22,650	35.9%

Royalties increased by $2.2 million, or 5.6%, primarily resulting from a 1.8% increase in same-store sales and a 51 equivalent unit increase in franchised and licensed units, as compared to the prior year. The increase in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees and the conversion of restaurants at Pilot Flying J Travel Centers by franchisees during 2011. Initial fees decreased by $0.2 million, or 10.8%. The decrease in initial fees resulted from the higher number of restaurants opened by franchisees during the prior year period, partially offset by the higher number of restaurants sold to franchisees during the current year period. The increase in occupancy revenue of $1.0 million, or 4.4%, is primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue remained relatively constant. The increase in occupancy costs of $0.2 million, or 1.2%, is primarily the result of the sale of restaurants to franchisees. Other direct costs decreased by $0.2 million, or 3.0%, primarily as a result of a $0.5 million franchisee settlement recorded during the prior year period, partially offset by an increase in performance-based compensation during the current year period. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.4% for the two quarters ended June 27, 2012 from 35.9% for the two quarters ended June 29, 2011.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Two Quarters Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Share-based compensation	$1,666	$2,149
General and administrative expenses	28,782	26,082
Total general and administrative expenses	$30,448	$28,231

The $2.2 million increase in general and administrative expenses is primarily the result of a $1.5 million increase in performance-based compensation and increased payroll and benefit costs, partially offset by a $0.5 million decrease in share-based compensation.

Depreciation and amortization is comprised of the following:

	Two Quarters Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Depreciation of property and equipment	$8,631	$10,544
Amortization of capital lease assets	1,645	1,497
Amortization of intangible assets	1,611	2,381
Total depreciation and amortization expense	$11,887	$14,422

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2011 and 2012.

Operating gains, losses and other charges, net are comprised of the following:

	Two Quarters Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Gains on sales of assets and other, net	$(6,863)	$(1,875)
Restructuring charges and exit costs	2,149	869
Impairment charges	540	58
Operating (gains), losses and other charges, net	$(4,174)	$(948)

During the two quarters ended June 27, 2012, we recognized gains of $6.9 million, primarily resulting from the sale of restaurant operations to franchisees and the sale of three real estate assets. During the two quarters ended June 29, 2011, we recognized gains of $1.9 million, primarily resulting from the sale of restaurant operations to franchisees, the sale of one real estate asset and deferred gains related to a restaurant sold to a franchisee during a prior period.

Restructuring charges and exit costs were comprised of the following:

	Two Quarters Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Exit costs	$906	$613
Severance and other restructuring charges	1,243	256
Total restructuring and exit costs	$2,149	$869

Severance and other restructuring charges for the two quarters ended June 27, 2012 includes charges related to the departure of the Company's former Chief Operating Officer.

Operating income was $32.9 million for the two quarters ended June 27, 2012 and $25.2 million for the two quarters ended June 29, 2011.

Interest expense, net is comprised of the following:

	Two Quarters Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Interest on credit facilities	$4,336	$6,749
Interest on capital lease liabilities	1,787	1,952
Letters of credit and other fees	851	1,014
Interest income	(645)	(630)
Total cash interest	6,329	9,085
Amortization of deferred financing costs	503	662
Amortization of debt discount	137	284
Interest accretion on other liabilities	480	563
Total interest expense, net	$7,449	$10,594

The decrease in interest expense resulted from a decrease in interest rates related to the 2012 refinancing of our credit facility, as well as debt reductions during 2011 and 2012.

Other nonoperating expense, net was $7.9 million for the two quarters ended June 27, 2012 compared with $1.7 million for the two quarters ended June 29, 2011. The $6.2 million change was primarily the result of $7.9 million of expenses and write-offs of deferred financing costs and original issue discount related to our 2012 debt refinancing, partially offset by the recognition of $1.4 million of costs related to the 2011 debt re-pricing in the prior year period.

The provision for income taxes was $7.1 million for the two quarters ended June 27, 2012 compared to $0.6 million the two quarters ended June 29, 2011. For the 2012 periods, the difference in the overall effective tax rate from the U.S. statutory rate was due to discrete tax items, including a $1.3 million out-of-period adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. In addition, a $0.8 million current and deferred tax benefit was recorded. This benefit arose from additional state credits generated during the quarter ending June 27, 2012 related to prior years' activity. The provision for income taxes for the first two quarters of 2011 was determined using our effective rate estimated for the entire fiscal year.

Net income was $10.5 million for the two quarters ended June 27, 2012 compared with $12.3 million for the two quarters ended June 29, 2011 due to the factors noted above.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Net cash provided by operating activities	$26,228	$24,935
Net cash provided by (used in) investing activities	9,016	(4,511)
Net cash used in financing activities	(27,987)	(36,561)
Net increase (decrease) in cash and cash equivalents	$7,257	$(16,137)

We believe that our estimated cash flows from operations for 2012, combined with our capacity for additional borrowings under our new credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $9.0 million for the two quarters ended June 27, 2012. These cash flows include $12.9 million in proceeds from asset sales and collections of notes receivable of $1.5 million, partially offset by capital expenditures of $4.3 million and issuances of notes receivable of $1.1 million. Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 27, 2012	June 29, 2011
	(In thousands)
Facilities	$2,719	$2,527
New construction	705	5,330
Remodeling	28	478
Information technology	80	105
Other	747	414
Capital expenditures	$4,279	$8,854

The decrease in new construction is primarily the result of the conversion of restaurants at Pilot Flying J Travel Centers during the prior year. Capital expenditures for fiscal 2012 are expected to be approximately $15-16 million, comprised primarily of costs related to facilities and new construction.

Cash flows used in financing activities were $28.0 million for the two quarters ended June 27, 2012, which included long-term debt payments of $207.4 million, stock repurchases of $5.5 million, deferred financing costs of $1.8 million and debt transactions costs of $1.1 million. These uses of cash were partially offset by $190.0 million of net borrowings on our credit facility, which related to our debt refinancing, as described below.

Our working capital deficit was $20.3 million at June 27, 2012 compared with $25.9 million at December 28, 2011. The decrease in working capital deficit is primarily related to the timing of payments impacting prepaid and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Refinancing of Credit Facility

On April 12, 2012, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year senior secured credit agreement in an aggregate principal of $250 million (the “New Credit Facility”). The New Credit Facility is comprised of a $190 million senior secured term loan and a $60 million senior secured revolver (with a $30 million letter of credit sublimit). A commitment fee of 50 basis points is paid on the unused portion of the revolving credit facility. Borrowings for the term loan will bear a tiered interest rate based on the Company's consolidated leverage ratio and was initially set at LIBOR plus 300 basis points. The New Credit Facility does not contain an interest rate floor for either the term loan or the revolver. It includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 12, 2017.

The New Credit Facility was used to refinance the Old Credit Facility and is available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charged coverage ratio and maximum capital expenditures.

The term loan under the New Credit Facility amortizes $19.0 million annually, payable in quarterly installments, with all remaining amounts due on the maturity date. We will be required to make certain mandatory prepayments under certain circumstances and will have the option to make certain prepayments under the New Credit Facility. The optional prepayments can be applied against future amortization. The New Credit Facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type.

On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings for the term loan under the New Credit Facility during the first two years of the term loan. The 200 basis point LIBOR cap applies to $150 million of term loan borrowings during the first year and $125 million of term loan borrowings during the second year.

As a result of the debt refinancing, we recorded $7.9 million of losses on early extinguishment of debt, consisting primarily of $1.1 million of transaction costs, $4.7 million from the write-off of deferred financing costs and $2.0 million from the write-off of an original issue discount ("OID") related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the condensed Consolidated Statements of Comprehensive Income.
As of June 27, 2012, under the New Credit Facility, we had outstanding term loan borrowings of $183.0 million and outstanding letters of credit under the revolving letter of credit facility of $26.5 million. There were no revolving loans outstanding at June 27, 2012. These balances resulted in availability of $33.5 million under the revolving facility. The weighted-average interest rate under the term loan was 3.25% as of June 27, 2012.

Our future contractual obligations relating to long-term debt and related interest obligations as of June 27, 2012 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$183,054	$12,054	$38,000	$133,000	$—
Interest obligations (1)	22,239	5,772	9,726	6,741	—

(1)
Interest obligation represent payments related to our long-term debt outstanding at June 27, 2012. For long-term debt with variable rates, we have used the rate applicable at June 27, 2012 to project interest over the periods presented in the table above.

See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 28, 2011 for information concerning other future contractual obligations and commitments.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 27, 2012, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 300 basis points per annum. Up to $150 million of the term loan borrowings has a 200 basis point LIBOR point cap.

Based on the levels of borrowings under the credit facility, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.8 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility, taking into consideration the interest rate cap. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would increase or decrease our projected benefit obligation related to our pension plan by approximately $2.2 million and would impact the pension plan's net periodic benefit cost by less than $0.1 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our other defined benefit plans by less than $0.1 million while the plans' net periodic benefit cost would remain flat. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

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

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our management conducted an evaluation (under the supervision and with the participation of our President and Chief Executive Officer, John C. Miller, and our Executive Vice President, Chief Administrative Officer and Chief Financial Officer, F. Mark Wolfinger) as of the end of the period covered by this Quarterly report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Messrs. Miller and Wolfinger each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including Messrs. Miller and Wolfinger, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There are various claims and pending legal actions against or indirectly involving us incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended June 27, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Programs (3)(4)
	(In thousands, except per share amounts)
March 29, 2012 - April 25, 2012	—	$—	—	2,304
April 26, 2012 - May 23, 2012	898	4.01	898	7,406
May 24, 2012 - June 27, 2012	526	4.25	526	6,880
Total	1,424	$4.10	1,424

(1)	Average price paid per share excludes commissions.

(2)
On April 4, 2011, we announced that our Board of Directors had approved the repurchase of up to 6 million shares of Common Stock ("Repurchase Program II"), in addition to a previous 3 million share authorization completed in 2011 ("Repurchase Program I"). Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions.

(3)	During the quarter ended June 27, 2012, we purchased 1,424,354 shares of Common Stock for an aggregate consideration of approximately $5.9 million, pursuant to Repurchase Program II.

(4)
On May 18, 2012 we announced that our Board of Directors had approved the repurchase of up to an additional 6 million shares of Common Stock. Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under Repurchase Programs I and II.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1
Credit Agreement dated as of April 12, 2012 among Denny’s, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Regions Bank and General Electric Capital Corporation, as Co-Syndication Agents, Cadence Bank and RBS Citizens, N.A. as Co-Documentation Agents and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Regions Capital Markets, a Division of Regions Bank and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2012).

10.1
Guarantee and Collateral Agreement dated as of April 12, 2012 among Denny’s, Inc., Denny’s Realty, LLC, Denny’s Corporation, DFO, LLC, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2012).

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

DENNY'S CORPORATION

Date: August 2, 2012	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: August 2, 2012	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller