Form 10-Q
period 2012-09-26
DENNYS CORP
filed 2012-11-01
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2012

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

Yes  ☐    No  ☑

 As of October 26, 2012, 93,744,419 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 26, 2012	December 28, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$24,148	$13,740
Receivables	13,614	14,971
Inventories	2,846	3,438
Assets held for sale	1,582	2,351
Current deferred tax asset	18,706	15,519
Prepaid and other current assets	7,337	11,274
Total current assets	68,233	61,293
Property, net of accumulated depreciation of $249,715 and $241,102, respectively	103,235	112,772
Goodwill	30,402	30,764
Intangible assets, net	49,208	50,921
Deferred financing costs, net	2,177	5,884
Noncurrent deferred tax asset	47,943	60,636
Other noncurrent assets	24,656	28,231
Total assets	$325,854	$350,501

Liabilities
Current liabilities:
Current maturities of long-term debt	$9,781	$2,591
Current maturities of capital lease obligations	4,264	4,380
Accounts payable	17,604	25,935
Other current liabilities	53,673	54,289
Total current liabilities	85,322	87,195
Long-term liabilities:
Long-term debt, less current maturities	166,250	193,257
Capital lease obligations, less current maturities	16,239	18,077
Liability for insurance claims, less current portion	17,581	18,552
Other noncurrent liabilities and deferred credits	39,899	43,096
Total long-term liabilities	239,969	272,982
Total liabilities	325,291	360,177

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; authorized - 135,000; September 26, 2012: 103,664 shares issued and 94,528 shares outstanding; December 28, 2011: 102,668 shares issued and 95,972 shares outstanding	$1,037	$1,027
Paid-in capital	561,665	557,396
Deficit	(501,998)	(517,827)
Accumulated other comprehensive loss, net of tax	(24,009)	(24,813)
Shareholders’ equity before treasury stock	36,695	15,783
Treasury stock, at cost, 9,136 and 6,696 shares, respectively	(36,132)	(25,459)
Total shareholders' equity (deficit)	563	(9,676)
Total liabilities and shareholders' equity	$325,854	$350,501
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 26, 2012	September 28, 2011	September 26, 2012	September 28, 2011
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$86,575	$104,659	$271,977	$313,235
Franchise and license revenue	34,370	32,023	100,437	95,105
Total operating revenue	120,945	136,682	372,414	408,340
Costs of company restaurant sales:
Product costs	21,449	25,847	67,684	77,095
Payroll and benefits	34,409	41,261	108,779	127,876
Occupancy	5,780	6,928	17,776	20,581
Other operating expenses	12,170	15,851	37,267	46,437
Total costs of company restaurant sales	73,808	89,887	231,506	271,989
Costs of franchise and license revenue	12,078	10,747	34,776	33,397
General and administrative expenses	14,702	13,335	45,150	41,566
Depreciation and amortization	5,287	6,955	17,174	21,377
Operating (gains), losses and other charges, net	3,380	1,791	(794)	843
Total operating costs and expenses, net	109,255	122,715	327,812	369,172
Operating income	11,690	13,967	44,602	39,168
Other expenses:
Interest expense, net	3,088	4,796	10,537	15,390
Other nonoperating expense, net	38	780	7,941	2,526
Total other expenses, net	3,126	5,576	18,478	17,916
Net income before income taxes	8,564	8,391	26,124	21,252
Provision for income taxes	3,201	406	10,295	1,013
Net income	$5,363	$7,985	$15,829	$20,239

Basic net income per share	$0.06	$0.08	$0.17	$0.21
Diluted net income per share	$0.06	$0.08	$0.16	$0.20

Weighted average shares outstanding:
Basic	94,705	96,997	95,472	98,132
Diluted	96,745	98,746	97,196	100,203

Comprehensive income	$5,631	$7,985	$16,633	$20,239

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 28, 2011	102,668	$1,027	(6,696)	$(25,459)	$557,396	$(517,827)	$(24,813)	$(9,676)
Net income	—	—	—	—	—	15,829	—	15,829
Minimum pension liability adjustment, net of tax benefits of $518	—	—	—	—	—	—	804	804
Share-based compensation on equity classified awards	—	—	—	—	1,508	—	—	1,508
Purchase of treasury stock	—	—	(2,440)	(10,673)	—	—	—	(10,673)
Issuance of common stock for share-based compensation	192	2	—	—	(2)	—	—	—
Exercise of common stock options	804	8	—	—	2,115	—	—	2,123
Tax benefit from stock options exercised	—	—	—	—	648	—	—	648
Balance, September 26, 2012	103,664	$1,037	(9,136)	$(36,132)	$561,665	$(501,998)	$(24,009)	$563

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$15,829	$20,239
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	17,174	21,377
Operating (gains), losses and other charges, net	(794)	843
Amortization of deferred financing costs	639	1,023
Amortization of debt discount	137	418
Loss on early extinguishment of debt	8,180	2,287
Loss on change in the fair value of interest rate cap	62	—
Deferred income tax expense	8,988	57
Share-based compensation	2,794	3,180
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	1,034	4,167
Inventories	592	517
Other current assets	3,885	182
Other assets	(2,549)	965
Increase (decrease) in liabilities:
Accounts payable	(4,548)	(2,145)
Accrued salaries and vacations	1,246	2,003
Accrued taxes	1,140	1,520
Other accrued liabilities	(5,725)	(4,722)
Other noncurrent liabilities and deferred credits	(4,061)	(5,304)
Net cash flows provided by operating activities	44,023	46,607
Cash flows from investing activities:
Purchase of property	(7,846)	(12,927)
Proceeds from disposition of property	14,168	4,986
Collections on notes receivable	1,642	756
Issuance of notes receivable	(1,652)	—
Net cash flows provided by (used in) investing activities	6,312	(7,185)
Cash flows from financing activities:
Borrowings under new credit agreement	190,000	—
Long-term debt payments	(215,590)	(33,212)
Proceeds from exercise of stock options	2,123	4,793
Tax withholding on share-based payments	(327)	(377)
Tax benefit of stock options exercised	648	—
Debt transaction costs	(1,098)	(814)
Deferred financing costs	(1,809)	(3,414)
Purchase of treasury stock	(10,442)	(19,170)
Net bank overdrafts	(3,432)	(1,355)
Net cash flows used in financing activities	(39,927)	(53,549)
Increase (decrease) in cash and cash equivalents	10,408	(14,127)
Cash and cash equivalents at beginning of period	13,740	29,074
Cash and cash equivalents at end of period	$24,148	$14,947

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains. The following table shows the unit activity for the quarter and three quarters ended September 26, 2012 and September 28, 2011, respectively:

	Quarter Ended		Three Quarters Ended
	September 26, 2012	September 28, 2011	September 26, 2012	September 28, 2011
Company-owned restaurants, beginning of period	177	225	206	232
Units opened	—	2	—	8
Units sold to franchisees	(5)	(3)	(28)	(13)
Units closed	(1)	(1)	(7)	(4)
End of period	171	223	171	223

Franchised and licensed restaurants, beginning of period	1,507	1,452	1,479	1,426
Units opened	12	9	27	39
Units relocated	—	—	—	1
Units purchased from Company	5	3	28	13
Units closed (including units relocated)	(8)	(10)	(18)	(25)
End of period	1,516	1,454	1,516	1,454
Total restaurants, end of period	1,687	1,677	1,687	1,677

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

 Comprehensive Income

ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income"

Effective December 29, 2011, we adopted ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. The new guidance requires retrospective application. The adoption concerns presentation and disclosure only and did not have an impact on our financial position or results of operations.

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

Accounting Standards to be Adopted

Intangibles

ASU No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”

In July 2012, the FASB issued ASU 2012-02, which modifies the impairment test for indefinite-lived intangible assets. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined through the qualitative assessment that the indefinite-lived intangible asset's fair value is more likely than not greater than its carrying value, the quantitative impairment calculations would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012 (our fiscal 2013). We do not believe the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements.

Note 3.     Receivables

Receivables were comprised of the following:

	September 26, 2012	December 28, 2011
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,289	$9,452
Notes receivable from franchisees and third parties	750	992
Vendor receivables	1,066	2,311
Credit card receivables	752	1,137
Other	1,780	1,087
Allowance for doubtful accounts	(23)	(8)
	$13,614	$14,971

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees and third parties	$811	$560

For the quarter and three quarters ended September 26, 2012, we recognized interest income on notes receivable from franchisees of less than $0.1 million. For the quarter and three quarters ended September 28, 2011, we recognized interest income on notes receivable from franchisees of $0.1 million and $0.2 million, respectively. These amounts are included as a component of interest expense, net on our Condensed Consolidated Statements of Comprehensive Income.

 Note 4.     Assets Held for Sale

Assets held for sale of $1.6 million and $2.4 million as of September 26, 2012 and December 28, 2011, respectively, consist of restaurants to be sold to franchisees. As a result of classifying certain assets as held for sale, we recognized impairment charges of $2.4 million and $2.6 million for the quarter and three quarters ended September 26, 2012, respectively, and $0.8 million for the quarter and three quarters ended September 28, 2011. This expense is included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Comprehensive Income.

Note 5.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

September 26, 2012
(In thousands)
Balance, beginning of year	$30,764
Write-offs and reclassifications associated with sale of restaurants	(362)
Balance, end of period	$30,402

Goodwill and intangible assets were comprised of the following:

	September 26, 2012		December 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$30,402	$—	$30,764	$—

Intangible assets with indefinite lives:
Trade names	$44,049	$—	$44,046	$—
Liquor licenses	156	—	164	—
Intangible assets with definite lives:
Franchise and license agreements	37,527	32,580	42,778	36,132
Foreign license agreements	241	185	241	176
Intangible assets	$81,973	$32,765	$87,229	$36,308

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2012	September 28, 2011	September 26, 2012	September 28, 2011
	(In thousands)
(Gains) losses on sales of assets and other, net	$91	$(867)	$(6,772)	$(2,742)
Restructuring charges and exit costs	821	490	2,970	1,359
Impairment charges	2,468	2,168	3,008	2,226
Operating (gains), losses and other charges, net	$3,380	$1,791	$(794)	$843

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 26, 2012	September 28, 2011	September 26, 2012	September 28, 2011
	(In thousands)
Exit costs	$233	$465	$1,139	$1,078
Severance and other restructuring charges	588	25	1,831	281
Total restructuring and exit costs	$821	$490	$2,970	$1,359

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 28, 2011	$3,863
Exit costs (1)	1,139
Payments, net of sublease receipts	(1,500)
Reclassification of certain lease liabilities, net	77
Interest accretion	256
Balance, September 26, 2012	3,835
Less current portion included in other current liabilities	1,391
Long-term portion included in other noncurrent liabilities	$2,444

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities are as follows:

(In thousands)
Remainder of 2012	$834
2013	1,077
2014	803
2015	332
2016	275
Thereafter	1,390
Total	4,711
Less imputed interest	876
Present value of exit cost liabilities	$3,835

As of September 26, 2012 and December 28, 2011, we had accrued severance and other restructuring charges of $0.5 million and less than $0.1 million, respectively.  The balance as of September 26, 2012 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 26, 2012
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,112	$6,112	$—	$—	market approach
Interest rate caps	$8	$—	$8	$—	income approach
Total	$6,120	$6,112	$8	$—

	Fair Value Measurements as of December 28, 2011
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$4,935	$4,935	$—	$—	market approach
Total	$4,935	$4,935	$—	$—

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements as of September 26, 2012
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Assets held for sale (1)	$1,480	$—	$1,480	$—	market approach
Total	$1,480	$—	$1,480	$—

(1)
During the third quarter of 2012, assets held for sale with a carrying amount of $3.9 million were written down to their fair value of $1.5 million. Impairment charges of $2.4 million were recognized as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Comprehensive Income.

In addition to the assets measured at fair value on a nonrecurring basis shown above, as of September 26, 2012 and December 28, 2011, impaired assets related to underperforming units were written down to a fair value of $0 based on the income approach.

Disclosures of Fair Value of Other Assets and Liabilities

The liabilities under our credit facility are carried at historical cost in our Condensed Consolidated Balance Sheets. The estimated fair value of our senior secured term loan approximates its carrying value as of September 26, 2012.

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

As a result of the debt refinancing, we recorded $7.9 million of losses on early extinguishment of debt, consisting primarily of $1.2 million of transaction costs, $4.7 million from the write-off of deferred financing costs and $2.0 million from the write-off of an original issue discount ("OID") related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the condensed Consolidated Statements of Comprehensive Income.

As of September 26, 2012, we had outstanding term loan borrowings under the New Credit Facility of $176.0 million and outstanding letters of credit under the revolving letter of credit facility of $25.4 million. There were no revolving loans outstanding at September 26, 2012. These balances resulted in availability of $34.6 million under the revolving facility. The weighted-average interest rate under the term loan was 2.98% and 5.25%, as of September 26, 2012 and December 28, 2011.

In March 2012, prior to the April 12, 2012 refinancing, we paid $8.0 million (which included $7.4 million of prepayments and $0.6 million of scheduled payments) on the term loan under the Old Credit Facility. As a result of these prepayments, during the three quarters ended September 26, 2012, we recorded $0.2 million of losses on early extinguishment of debt resulting from the write-off of $0.1 million in deferred financing costs and $0.1 million in OID related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in our condensed Consolidated Statements of Comprehensive Income.

Subsequent to the April 12, 2012 refinancing, we have paid $14.0 million (which included $4.5 million of prepayments and $9.5 million of scheduled payments) on the term loan under the New Credit Facility. In accordance with the debt covenants, the reduction in term loan debt resulted in a decrease in the interest rate and the commitment fee. The interest rate is currently set at LIBOR plus 275 basis points and the commitment fee was reduced to 37.5 basis points.

Aggregate annual maturities of long-term debt, excluding capital lease obligations, at September 26, 2012 are as follows:

(In thousands)
Remainder of 2012	$281
2013	19,000
2014	19,000
2015	19,000
2016 and thereafter	118,750
Total long-term debt, excluding capital lease obligations	$176,031

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	September 26, 2012	September 28, 2011	September 26, 2012	September 28, 2011
	(In thousands)
Service cost	$95	$84	$—	$—
Interest cost	800	841	29	32
Expected return on plan assets	(1,024)	(1,046)	—	—
Amortization of net loss	441	251	13	8
Net periodic benefit cost	$312	$130	$42	$40

	Pension Plan		Other Defined Benefit Plans
	Three Quarters Ended		Three Quarters Ended
	September 26, 2012	September 28, 2011	September 26, 2012	September 28, 2011
	(In thousands)
Service cost	$285	$251	$—	$—
Interest cost	2,400	2,523	87	95
Expected return on plan assets	(3,042)	(3,137)	—	—
Amortization of net loss	1,322	753	39	24
Net periodic benefit cost	$965	$390	$126	$119

We made contributions of $2.8 million and $1.5 million to our qualified pension plan during the three quarters ended September 26, 2012 and September 28, 2011, respectively. We made contributions of $0.1 million to our other defined benefit plans during both the three quarters ended September 26, 2012 and September 28, 2011. Additionally, we expect to contribute less than $0.1 million to our other defined benefit plans over the remainder of fiscal 2012.

Additional minimum pension liability of $24.0 million and $24.8 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Equity as of September 26, 2012 and December 28, 2011.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 26, 2012	September 28, 2011	September 26, 2012	September 28, 2011
	(In thousands)
Stock options	$200	$266	$692	$788
Restricted stock units	778	512	1,752	1,848
Board deferred stock units	150	253	350	544
Total share-based compensation	$1,128	$1,031	$2,794	$3,180

Stock Options

As of September 26, 2012, we had approximately $0.8 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 1.1 years.

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

During the three quarters ended September 26, 2012, we made payments of $0.6 million in cash and issued 0.2 million shares of common stock related to restricted stock unit awards.

As of September 26, 2012, we had approximately $3.6 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.47 years.

Board Deferred Stock Units

During the three quarters ended September 26, 2012, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $4.05 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the three quarters ended September 26, 2012, less than 0.1 million deferred stock units were converted into shares of common stock. As of September 26, 2012, we had approximately $0.3 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.6 years.

Note 11.     Income Taxes

The provision for income taxes was $3.2 million and $10.3 million for both the quarter and three quarters ended September 26, 2012, respectively. The provision for income taxes was $0.4 million and $1.0 million for the quarter and three quarters ended September 28, 2011. For the 2012 periods, the difference in the overall effective tax rate from the U.S. statutory rate was due to discrete tax items, including a $1.3 million out of period adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. We do not believe the out of period adjustment was material to any prior or current year financial statements or on earnings trends. In addition, a $0.8 million tax benefit was recorded. This benefit arose from additional state credits generated during the second quarter of 2012 related to prior years' activity.

Note 12.     Net Income Per Share

	Quarter Ended		Three Quarters Ended
	September 26, 2012	September 28, 2011	September 26, 2012	September 28, 2011
	(In thousands, except for per share amounts)
Numerator:
Net income	$5,363	$7,985	$15,829	$20,239

Denominator:
Weighted average shares - basic	94,705	96,997	95,472	98,132
Effect of dilutive securities:
Options	1,006	803	806	1,022
Restricted stock units and awards	1,034	946	918	1,049
Weighted average shares - diluted	96,745	98,746	97,196	100,203

Basic net income per share	$0.06	$0.08	$0.17	$0.21
Diluted net income per share	$0.06	$0.08	$0.16	$0.20

Stock options excluded (1)	116	2,070	1,550	2,177
Restricted stock units and awards excluded (1)	—	538	352	747

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 13.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Income taxes paid, net	$1,865	$988
Interest paid	$10,371	$17,057

Noncash investing and financing activities:
Notes received in connection with disposition of property	$—	$500
Issuance of common stock, pursuant to share-based compensation plans	$856	$1,482
Execution of capital leases	$1,581	$4,094
Treasury stock payable	$231	$223

Note 14.     Share Repurchase

Our Old Credit Facility permitted and our New Credit Facility permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In April, 2011, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. Under the program, we could, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of September 26, 2012, we had repurchased 6.0 million shares of Common Stock for approximately $24.0 million under this share repurchase program, thus completing the program.

On May 18, 2012, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. Under this new program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of September 26, 2012, we had repurchased 135,843 shares of Common Stock for approximately $0.7 million and there were 5.9 million shares remaining to be repurchased under this share repurchase program.

Note 15.     Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position. We record legal settlement costs as other operating expenses in our Condensed Consolidated Statements of Comprehensive Income as those costs are incurred.

Note 16.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of September 26, 2012 and results of operations for the quarter and three quarters ended September 26, 2012 compared to the quarter and three quarters ended September 28, 2011. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 28, 2011.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Comprehensive Income expressed as a percentage of total operating revenues, except as noted below.  Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 26, 2012		September 28, 2011		September 26, 2012		September 28, 2011
	(Dollars in thousands)
Revenue:
Company restaurant sales	$86,575	71.6%	$104,659	76.6%	$271,977	73.0%	$313,235	76.7%
Franchise and license revenue	34,370	28.4%	32,023	23.4%	100,437	27.0%	95,105	23.3%
Total operating revenue	120,945	100.0%	136,682	100.0%	372,414	100.0%	408,340	100.0%
Costs of company restaurant sales (a):
Product costs	21,449	24.8%	25,847	24.7%	67,684	24.9%	77,095	24.6%
Payroll and benefits	34,409	39.7%	41,261	39.4%	108,779	40.0%	127,876	40.8%
Occupancy	5,780	6.7%	6,928	6.6%	17,776	6.5%	20,581	6.6%
Other operating expenses	12,170	14.1%	15,851	15.1%	37,267	13.7%	46,437	14.8%
Total costs of company restaurant sales	73,808	85.3%	89,887	85.9%	231,506	85.1%	271,989	86.8%
Costs of franchise and license revenue (a)	12,078	35.1%	10,747	33.6%	34,776	34.6%	33,397	35.1%
General and administrative expenses	14,702	12.2%	13,335	9.8%	45,150	12.1%	41,566	10.2%
Depreciation and amortization	5,287	4.4%	6,955	5.1%	17,174	4.6%	21,377	5.2%
Operating (gains), losses and other charges, net	3,380	2.8%	1,791	1.3%	(794)	(0.2)%	843	0.2%
Total operating costs and expenses	109,255	90.3%	122,715	89.8%	327,812	88.0%	369,172	90.4%
Operating income	11,690	9.7%	13,967	10.2%	44,602	12.0%	39,168	9.6%
Other expenses:
Interest expense, net	3,088	2.6%	4,796	3.5%	10,537	2.8%	15,390	3.8%
Other nonoperating expense, net	38	0.0%	780	0.6%	7,941	2.1%	2,526	0.6%
Total other expenses, net	3,126	2.6%	5,576	4.1%	18,478	5.0%	17,916	4.4%
Net income before income taxes	8,564	7.1%	8,391	6.1%	26,124	7.0%	21,252	5.2%
Provision for income taxes	3,201	2.6%	406	0.3%	10,295	2.8%	1,013	0.2%
Net income	$5,363	4.4%	$7,985	5.8%	$15,829	4.3%	$20,239	5.0%

Other Data:
Company-owned average unit sales	$493		$468		$1,447		$1,383
Franchise average unit sales	$358		$355		$1,061		$1,043
Company-owned equivalent units (b)	175		224		188		226
Franchise equivalent units (b)	1,511		1,451		1,495		1,441
Same-store sales increase (decrease) (company-owned) (c)(d)	(0.5)%		1.1%		0.1%		0.7%
Guest check average increase (d)	1.8%		1.3%		1.9%		0.8%
Guest count increase (decrease) (d)	(2.2)%		(0.2)%		(1.8)%		0.0%
Same-store sales increase (franchised and licensed units) (c)(d)	0.6%		0.8%		1.4%		0.3%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2011 comparable units.

Quarter Ended September 26, 2012 Compared with Quarter Ended September 28, 2011

Unit Activity

	Quarter Ended
	September 26, 2012	September 28, 2011
Company-owned restaurants, beginning of period	177	225
Units opened	—	2
Units sold to franchisees	(5)	(3)
Units closed	(1)	(1)
End of period	171	223

Franchised and licensed restaurants, beginning of period	1,507	1,452
Units opened	12	9
Units purchased from Company	5	3
Units closed	(8)	(10)
End of period	1,516	1,454
Total restaurants, end of period	1,687	1,677

Company Restaurant Operations

During the quarter ended September 26, 2012, we realized a 0.5% decrease in same-store sales, comprised of a 2.2% decrease in guest counts, partially offset by a 1.8% increase in guest check average. Company restaurant sales decreased $18.1 million, or 17.3%, primarily resulting from a 49 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.3% from 85.9%. Product costs increased to 24.8% from 24.7% primarily due to the impact of increased commodity costs. Payroll and benefits increased to 39.7% from 39.4% primarily due to $1.3 million of unfavorable workers' compensation claims development, partially offset by improved labor efficiency. Occupancy costs increased to 6.7% from 6.6%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	September 26, 2012		September 28, 2011
	(Dollars in thousands)
Utilities	$3,760	4.3%	$4,762	4.6%
Repairs and maintenance	1,578	1.8%	1,754	1.7%
Marketing	3,213	3.7%	3,926	3.8%
Legal settlement costs	197	0.2%	607	0.6%
Other direct costs	3,422	4.0%	4,802	4.6%
Other operating expenses	$12,170	14.1%	$15,851	15.1%

Utilities decreased 0.3 percentage points primarily due to lower natural gas rates in the 2012 period. Other direct costs decreased 0.6 percentage points primarily as a result of higher new store opening expenses in the prior period.

Franchise Operations

Franchise and license revenue and related costs were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	September 26, 2012		September 28, 2011
	(Dollars in thousands)
Royalties	$21,333	62.1%	$20,449	63.9%
Initial and other fees	728	2.1%	437	1.3%
Occupancy revenue	12,309	35.8%	11,137	34.8%
Franchise and license revenue	$34,370	100.0%	$32,023	100.0%

Occupancy costs	9,027	26.2%	8,349	26.1%
Other direct costs	3,051	8.9%	2,398	7.5%
Costs of franchise and license revenue	$12,078	35.1%	$10,747	33.6%

Royalties increased by $0.9 million, or 4.3%, primarily resulting from a 60 equivalent unit increase in franchised and licensed units and a 0.6% increase in same-store sales, as compared to the prior year. The increase in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees. Initial fees increased by $0.3 million, or 66.6%. The increase in initial fees resulted from the higher number of restaurants opened by and sold to franchisees during the current year period. The increase in occupancy revenue of $1.2 million, or 10.5%, is primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue increased by $1.3 million, or 12.4%. The increase in occupancy costs of $0.7 million, or 8.1%, is primarily the result of the sale of restaurants to franchisees. Other direct costs increased by $0.7 million, or 27.2%, primarily as a result of an increase in payroll and benefits. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 35.1% for the quarter ended September 26, 2012 from 33.6% for the quarter ended September 28, 2011.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Share-based compensation	$1,128	$1,031
Other general and administrative expenses	13,574	12,304
Total general and administrative expenses	$14,702	$13,335

The $1.4 million increase in general and administrative expenses is primarily the result of an increase in performance-based and deferred compensation.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Depreciation of property and equipment	$3,702	$5,228
Amortization of capital lease assets	801	833
Amortization of intangible assets	784	894
Total depreciation and amortization expense	$5,287	$6,955

The overall decrease in depreciation and amortization expense is primarily due to the sale of company-owned restaurants to franchisees during fiscal 2011 and 2012.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Losses (gains) on sales of assets and other, net	$91	$(867)
Restructuring charges and exit costs	821	490
Impairment charges	2,468	2,168
Operating (gains), losses and other charges, net	$3,380	$1,791

We recognized losses of $0.1 million and gains of $0.9 million primarily resulting from the sale of restaurant operations to franchisees during the quarters ended September 26, 2012 and September 28, 2011, respectively.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Exit costs	$233	$465
Severance and other restructuring charges	588	25
Total restructuring and exit costs	$821	$490

Impairment charges of $2.5 million for the quarter ended September 26, 2012 resulted primarily from the impairment of six units identified as held for sale. Impairment charges of $2.2 million for the quarter ended September 28, 2011 resulted from the impairment of an underperforming unit and two units identified as assets held for sale.

Operating income was $11.7 million for the quarter ended September 26, 2012 compared with $14.0 million for the quarter ended September 28, 2011.

Interest expense, net was comprised of the following:

	Quarter Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Interest on credit facilities	$1,425	$2,917
Interest on capital lease liabilities	890	977
Letters of credit and other fees	383	457
Other interest (income) expense	21	(324)
Total cash interest	2,719	4,027
Amortization of deferred financing costs	136	361
Amortization of debt discount	—	134
Interest accretion on other liabilities	233	274
Total interest expense, net	$3,088	$4,796

The decrease in interest expense resulted from a decrease in interest rates related to the 2012 refinancing of our credit facility, as well as debt reductions during 2011 and 2012.

Other nonoperating expense, net was less than $0.1 million for the quarter ended September 26, 2012 compared with $0.8 million for the quarter ended September 28, 2011.

The provision for income taxes was $3.2 million for the quarter ended September 26, 2012 compared to $0.4 million for the quarter ended September 28, 2011. The provision for income taxes for the third quarters of 2012 and 2011 was determined using our effective rate estimated for the entire fiscal year. The increase in the effective tax rate resulted from the reversal of a significant portion of the valuation allowance on deferred tax assets in the fourth quarter of 2011.

Net income was $5.4 million for the quarter ended September 26, 2012 compared with $8.0 million for the quarter ended September 28, 2011 due to the factors noted above.

Three Quarters Ended September 26, 2012 Compared with Three Quarters Ended September 28, 2011

Unit Activity

	Three Quarters Ended
	September 26, 2012	September 28, 2011
Company-owned restaurants, beginning of period	206	232
Units opened	—	8
Units sold to franchisees	(28)	(13)
Units closed	(7)	(4)
End of period	171	223

Franchised and licensed restaurants, beginning of period	1,479	1,426
Units opened	27	39
Units relocated	—	1
Units purchased from Company	28	13
Units closed (including units relocated)	(18)	(25)
End of period	1,516	1,454
Total restaurants, end of period	1,687	1,677

Company Restaurant Operations

During the three quarters ended September 26, 2012, we realized a 0.1% increase in same-store sales, comprised of a 1.9% increase in guest check average, partially offset by a 1.8% decrease in guest counts. Company restaurant sales decreased $41.3 million, or 13.2%, primarily resulting from a 38 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent-units primarily resulted from the sale of company-owned restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.1% from 86.8%. Product costs increased to 24.9% from 24.6% primarily due to the impact of increased commodity costs. Payroll and benefits decreased to 40.0% from 40.8% primarily due to improved labor efficiency. Occupancy costs decreased to 6.5% from 6.6%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Three Quarters Ended
	September 26, 2012		September 28, 2011
	(Dollars in thousands)
Utilities	$11,066	4.1%	$13,741	4.4%
Repairs and maintenance	4,901	1.8%	5,485	1.8%
Marketing	10,138	3.7%	11,738	3.7%
Legal	366	0.1%	671	0.2%
Other direct costs	10,796	4.0%	14,802	4.7%
Other operating expenses	$37,267	13.7%	$46,437	14.8%

Utilities decreased 0.3 percentage points primarily due to lower natural gas rates in the 2012 period. Other direct costs decreased 0.7 percentage points primarily as a result of higher new store opening expenses in the prior period.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Three Quarters Ended
	September 26, 2012		September 28, 2011
	(Dollars in thousands)
Royalties	$62,734	62.5%	$59,669	62.7%
Initial fees	2,167	2.2%	2,050	2.2%
Occupancy revenue	35,536	35.3%	33,386	35.1%
Franchise and license revenue	$100,437	100.0%	$95,105	100.0%

Occupancy costs	26,455	26.3%	25,567	26.9%
Other direct costs	8,321	8.3%	7,830	8.2%
Costs of franchise and license revenue	$34,776	34.6%	$33,397	35.1%

Royalties increased by $3.1 million, or 5.1%, primarily resulting from a 54 equivalent unit increase in franchised and licensed units and a 1.4% increase in same-store sales, as compared to the prior year. The increase in equivalent units primarily resulted from the sale of company-owned restaurants to franchisees and the conversion of restaurants at Pilot Flying J Travel Centers by franchisees during 2011. Initial fees increased by $0.1 million, or 5.7%. The increase in initial fees resulted from the higher number of restaurants sold to franchisees during the current year period, partially offset by the higher number of restaurants opened by franchisees during the prior year period. The increase in occupancy revenue of $2.2 million, or 6.4%, is primarily the result of the sale of restaurants to franchisees over the last 12 months.

Costs of franchise and license revenue increase by $1.4 million, or 4.1%. The increase in occupancy costs of $0.9 million, or 3.5%, is primarily the result of the sale of restaurants to franchisees. Other direct costs increased by $0.5 million, or 6.3%, primarily as a result of increases in performance-based compensation and payroll and benefits, partially offset by a $0.5 million franchisee settlement recorded during the prior year period. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.6% for the three quarters ended September 26, 2012 from 35.1% for the three quarters ended September 28, 2011.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Three Quarters Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Share-based compensation	$2,794	$3,180
Other general and administrative expenses	42,356	38,386
Total general and administrative expenses	$45,150	$41,566

The $3.6 million increase in general and administrative expenses is primarily the result of an increase in performance-based and deferred compensation.

Depreciation and amortization is comprised of the following:

	Three Quarters Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Depreciation of property and equipment	$12,333	$15,772
Amortization of capital lease assets	2,446	2,330
Amortization of intangible assets	2,395	3,275
Total depreciation and amortization expense	$17,174	$21,377

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2011 and 2012.

Operating (gains), losses and other charges, net are comprised of the following:

	Three Quarters Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Gains on sales of assets and other, net	$(6,772)	$(2,742)
Restructuring charges and exit costs	2,970	1,359
Impairment charges	3,008	2,226
Operating (gains), losses and other charges, net	$(794)	$843

During the three quarters ended September 26, 2012, we recognized gains of $6.8 million, primarily resulting from the sale of restaurant operations to franchisees and the sale of real estate. During the three quarters ended September 28, 2011, we recognized gains of $2.7 million, primarily resulting from the sale of restaurant operations to franchisees, the sale of real estate and the recognition of deferred gains related to a restaurant sold to a franchisee during a prior period.

Restructuring charges and exit costs were comprised of the following:

	Three Quarters Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Exit costs	$1,139	$1,078
Severance and other restructuring charges	1,831	281
Total restructuring and exit costs	$2,970	$1,359

Severance and other restructuring charges for the three quarters ended September 26, 2012 includes charges related to the departure of the Company's former Chief Operating Officer.

Impairment charges of $3.0 million for the three quarters ended September 26, 2012 resulted primarily from the impairment of seven units identified as held for sale and the impairment of an underperforming unit. Impairment charges of $2.2 million for the three quarters ended September 28, 2011 resulted primarily from the impairment of an underperforming unit and two units identified as assets held for sale.

Operating income was $44.6 million for the three quarters ended September 26, 2012 and $39.2 million for the three quarters ended September 28, 2011.

Interest expense, net is comprised of the following:

	Three Quarters Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Interest on credit facilities	$5,761	$9,666
Interest on capital lease liabilities	2,677	2,929
Letters of credit and other fees	1,234	1,471
Other interest (income) expense	(624)	(954)
Total cash interest	9,048	13,112
Amortization of deferred financing costs	639	1,023
Amortization of debt discount	137	418
Interest accretion on other liabilities	713	837
Total interest expense, net	$10,537	$15,390

The decrease in interest expense resulted from a decrease in interest rates related to the 2012 refinancing of our credit facility, as well as debt reductions during 2011 and 2012.

Other nonoperating expense, net was $7.9 million for the three quarters ended September 26, 2012 compared with $2.5 million for the three quarters ended September 28, 2011. The $5.4 million change was primarily the result of $7.9 million of expenses and write-offs of deferred financing costs and original issue discount related to our 2012 debt refinancing, partially offset by the recognition of $1.4 million of costs related to the 2011 debt re-pricing in the prior year period.

The provision for income taxes was $10.3 million for the three quarters ended September 26, 2012 compared to $1.0 million the three quarters ended September 28, 2011. For the 2012 periods, the difference in the overall effective tax rate from the U.S. statutory rate was due to discrete tax items, including a $1.3 million out-of-period adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. In addition, a $0.8 million tax benefit was recorded. This benefit arose from additional state credits generated during the second quarter of 2012 related to prior years' activity.

Net income was $15.8 million for the three quarters ended September 26, 2012 compared with $20.2 million for the three quarters ended September 28, 2011 due to the factors noted above.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Net cash provided by operating activities	$44,023	$46,607
Net cash provided by (used in) investing activities	6,312	(7,185)
Net cash used in financing activities	(39,927)	(53,549)
Net increase (decrease) in cash and cash equivalents	$10,408	$(14,127)

We believe that our estimated cash flows from operations for 2012, combined with our capacity for additional borrowings under our new credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows provided by investing activities were $6.3 million for the three quarters ended September 26, 2012. These cash flows include $14.2 million in proceeds from asset sales and collections of notes receivable of $1.6 million, partially offset by capital expenditures of $7.8 million and issuances of notes receivable of $1.7 million. Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 26, 2012	September 28, 2011
	(In thousands)
Facilities	$3,840	$4,175
New construction	2,850	7,031
Remodeling	89	698
Information technology	195	452
Other	872	571
Capital expenditures	$7,846	$12,927

The decrease in new construction is primarily the result of the conversion of restaurants at Pilot Flying J Travel Centers during the prior year. Capital expenditures for fiscal 2012 are expected to be approximately $15-$16 million, comprised primarily of costs related to facilities and new construction.

Cash flows used in financing activities were $39.9 million for the three quarters ended September 26, 2012, which included long-term debt payments of $215.6 million, stock repurchases of $10.4 million, deferred financing costs of $1.8 million and debt transactions costs of $1.1 million. These uses of cash were partially offset by $190.0 million of borrowings on our credit facility, which related to our debt refinancing, as described below.

Our working capital deficit was $17.1 million at September 26, 2012 compared with $25.9 million at December 28, 2011. The decrease in working capital deficit is primarily related to the accumulation of cash and the timing of payments impacting prepaid and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

As a result of the debt refinancing, we recorded $7.9 million of losses on early extinguishment of debt, consisting primarily of $1.2 million of transaction costs, $4.7 million from the write-off of deferred financing costs and $2.0 million from the write-off of an original issue discount ("OID") related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the condensed Consolidated Statements of Comprehensive Income.
As of September 26, 2012, under the New Credit Facility, we had outstanding term loan borrowings of $176.0 million and outstanding letters of credit under the revolving letter of credit facility of $25.4 million. There were no revolving loans outstanding at September 26, 2012. These balances resulted in availability of $34.6 million under the revolving facility. The weighted-average interest rate under the term loan was 2.98% as of September 26, 2012. In accordance with the debt covenants, the reduction in term loan debt since the refinancing resulted in a decrease in the interest rate. The rate is currently set at LIBOR plus 275 basis points and the commitment fee was reduced to 37.5 basis points.
Our future contractual obligations relating to long-term debt and related interest obligations as of September 26, 2012 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$176,031	$9,781	$38,000	$128,250	$—
Interest obligations (1)	18,851	5,134	8,634	5,083	—

(1)
Interest obligation represent payments related to our long-term debt outstanding at September 26, 2012. For long-term debt with variable rates, we have used the rate applicable at September 26, 2012 to project interest over the periods presented in the table above.

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

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 26, 2012, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 275 basis points per annum. Up to $150 million of the term loan borrowings has a 200 basis point LIBOR point cap.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended September 26, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
June 28, 2012 - July 25, 2012	128	$4.34	128	6,752
July 26, 2012 - August 22, 2012	535	4.63	535	6,217
August 23, 2012 - September 26, 2012	353	4.98	353	5,864
Total	1,016	$4.71	1,016

(1)	Average price paid per share excludes commissions.

(2)
On April 4, 2011, we announced that our Board of Directors had approved the repurchase of up to 6 million shares of Common Stock ("Repurchase Program II"), in addition to a previous 3 million share authorization completed in 2011 ("Repurchase Program I"). Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 26, 2012, we purchased 879,690 shares of Common Stock for an aggregate consideration of approximately $4.1 million, pursuant to Repurchase Program II, thus completing this repurchase program.

(3)
On May 18, 2012 we announced that our Board of Directors had approved the repurchase of up to an additional 6 million shares of Common Stock ("Repurchase Program III"). Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under Repurchase Programs I and II. During the quarter ended September 26, 2012, we purchased 135,843 shares of Common Stock for an aggregate consideration of approximately $0.7 million, pursuant to Repurchase Program III.

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

DENNY'S CORPORATION

Date:	November 1, 2012	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	November 1, 2012	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller