Form 10-K
period 2012-12-26
DENNYS CORP
filed 2013-03-11
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 26, 2012
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
Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $340.2 million as of June 27, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $4.26 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of March 6, 2013, 92,425,265 shares of the registrant’s common stock, $.01 par value per share, were outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

2

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s) is one of America’s largest full-service restaurant chains, based on number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 26, 2012, the Denny’s brand consisted of 1,688 franchised, licensed, and company operated restaurants around the world with combined sales of $2.5 billion, including 1,590 restaurants in the United States and 98 restaurants in Canada, Costa Rica, Mexico, Honduras, Guam, Curaçao, Puerto Rico, Dominican Republic and New Zealand. As of December 26, 2012, 1,524 of our restaurants were franchised/licensed, representing 90% of the total restaurants, and 164 were company operated.

Denny’s is known as America's Diner, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny's is best know for its breakfast fare, which is available around the clock, and the Original Grand Slam, introduced in 1977, remains one of our most popular menu items. In addition to our breakfast-all-day items, Denny's offers a wide selection of lunch and dinner items including burgers, sandwiches, salads and skillet entrees, along with an assortment of beverages, appetizers and desserts.

References to "Denny's," the "Company," "we," "us," and "our" in this Form 10-K are references to Denny's Corporation and its subsidiaries.

Restaurant Development

Franchising

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

We work closely with our franchisees to plan and execute many aspects of the business. The Denny's Franchise Association ("DFA") was created to promote communication among our franchisees and between the Company and our franchise community. DFA board members and Company management work together through Brand Advisory Councils.

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

Domestic Development

We completed our Franchise Growth Initiative ("FGI") during 2012. This initiative increased franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. As of December 26, 2012, the total number of company restaurants sold under our FGI program since it began in early 2007 is 380. Fulfilling the unit growth expectations of this program, certain franchisees that have purchased company restaurants also signed development agreements to open additional restaurants. We also negotiate development agreements outside of our FGI program.

To accelerate the growth of the brand in certain under-penetrated markets, we launched the New and Emerging Markets Incentive Program. This program provides significant incentives for franchisees to develop multiple locations in areas where Denny's does not have the top market share. The benefits to franchisees include reduced franchise fees, lower royalties for a limited time period and credits towards certain development services, such as architecture and training fees.

In recent years, we opened restaurant locations within travel centers, primarily with Pilot and Pilot Flying J Travel Centers. There were 133 restaurants located within domestic travel centers as of December 26, 2012. Additionally, we opened nontraditional locations on university campuses. As of December 26, 2012, there were 11 franchise restaurants on university campuses in the U.S., operating under either the Denny's Fresh Express® or Denny's AllNighter® names.

Through our various development efforts, we have negotiated development agreements for 257 new domestic franchise restaurants, 133 of which have opened. The majority of the remaining restaurants in the development agreement pipeline are expected to open over the next five years. While the majority of the restaurants to be opened under these agreements are on schedule, from time to time some of our franchisees' ability to grow and meet their development commitments is hampered by the economy and the difficult lending environment.

International Development

In addition to the development agreements signed for domestic restaurants, we have signed development agreements for 62 new international franchise restaurants, 16 of which have opened. Of the 16 opened units, during 2012, we opened two traditional franchise locations in Honduras and Puerto Rico, our first nontraditional airport location in the Dominican Republic, our first international nontraditional university location at the Southern Alberta Institute of Technology and two Pilot Flying J locations in Canada. This brings the total number of international Pilot Flying J locations to nine as of December 26, 2012.

During 2012, we announced a franchise development agreement for Chile and we expect the first restaurant there to open during 2013. We also announced a development agreement for parts of southern China. Subsequently, in March 2013, we announced that we and our development partner mutually decided to cancel the plans for this partner to develop franchise restaurants in southern China. We continue to believe Denny's has great potential in the Pacific Rim in general and China in particular, and are actively seeking development partners who share that vision.

During 2013, we expect to open a total of 40 to 45 franchise restaurants in domestic and international markets.

Ongoing Transition to a Franchise Focused Business Model

As a result of the development efforts described above, over the past six years we have transitioned from a restaurant portfolio mix of 66% franchised and 34% company-operated to a restaurant portfolio mix of 90% franchised and 10% company-operated. After achieving the 90% target in 2012, we expect that our percentage of company restaurants will gradually decrease, as the majority of our unit openings and the future growth of the brand will come primarily from the development of franchise restaurants. The following table summarizes the changes in the number of company restaurants and franchised and licensed restaurants during the past five years:

	2012	2011	2010	2009	2008
Company restaurants, beginning of period	206	232	233	315	394
Units opened	1	8	24	1	3
Units relocated	—	—	1	—	—
Units acquired from franchisees	1	—	—	—	—
Units sold to franchisees	(36)	(30)	(24)	(81)	(79)
Units closed (including units relocated)	(8)	(4)	(2)	(2)	(3)
End of period	164	206	232	233	315

Franchised and licensed restaurants, beginning of period	1,479	1,426	1,318	1,226	1,152
Units opened	39	53	112	39	31
Units relocated	2	1	4	3	1
Units purchased from Company	36	30	24	81	79
Units acquired by Company	(1)	—	—	—	—
Units closed (including units relocated)	(31)	(31)	(32)	(31)	(37)
End of period	1,524	1,479	1,426	1,318	1,226
Total restaurants, end of period	1,688	1,685	1,658	1,551	1,541

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 26, 2012:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	93	34.2%	93	6.1%
Two to five	113	41.5%	332	21.8%
Six to ten	30	11.0%	228	15.0%
Eleven to fifteen	12	4.4%	152	10.0%
Sixteen to thirty	16	5.9%	335	22.0%
Thirty-one and over	8	3.0%	384	25.1%
Total	272	100.0%	1,524	100.0%

Restaurant Operations

We believe that the superior execution of basic restaurant operations in each Denny’s restaurant, whether it is company or franchised, is critical to our success. To meet and exceed our guests’ expectations, we require both our company and our franchised restaurants to maintain the same strict brand standards. These standards relate to the preparation and efficient serving of quality food and the maintenance, repair and cleanliness of restaurants.

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. We seek to ensure that our company restaurants meet our high standards through a network of Directors of Company Operations, Company District Managers and restaurant level managers, all of whom spend the majority of their time in the restaurants. A network of Regional Directors of Franchise Operations and Franchise Business Leaders provide oversight of our franchised restaurants to ensure compliance with brand standards, promote operational excellence, and provide general support to our franchisees.

A principal feature of Denny’s restaurant operations is the consistent focus on improving operations at the restaurant level. Restaurant managers are hands-on and versatile in their supervisory activities. Many of our restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

Denny’s maintains training programs for hourly employees and restaurant management. Hourly employee training programs (including eLearning) are position-specific and focus on skills and tasks necessary to successfully fulfill the responsibilities assigned to them, while continually enhancing guest satisfaction. Denny's Manager In Training (“MIT”) program is conducted at Approved Training Restaurants by Approved Training Managers. The MIT program is required for all new management hires and those promoted internally. The program is available for use by Denny's franchisees to train their managers to Denny's brand standards. The mission of the MIT program is to provide managers with the knowledge and leadership skills needed to successfully operate a Denny's restaurant.

Product Development and Marketing

Menu Offerings

We are leveraging our heritage as a classic American diner with our “America’s Diner is Always Open" brand positioning, which provides the promise of Everyday Value with craveable, indulgent products served in a friendly and inviting atmosphere. This positioning provides the framework for our three primary marketing strategies: (1) delivering everyday affordability, primarily through our $2 $4 $6 $8 Value Menu®, (2) creating compelling limited-time-only products, and (3) driving sales beyond breakfast.  The Denny’s menu offers a large selection of high-quality, moderately priced products designed to appeal to all types of guests. We offer a wide variety of items for breakfast, lunch, and dinner, in addition to appetizers, desserts and beverages. Our Fit Fare® menu helps our guests identify items best suited to their dietary needs. Most Denny’s restaurants offer special items for children and seniors at reduced prices. Some restaurants cater to local tastes by offering regional items that complement the core menu.

Product Development

Denny’s is a consumer-driven brand with particular focus on hospitality, menu choices and overall guest experience. Our Product Development team works closely with consumer insights obtained through primary and secondary qualitative and quantitative studies. Input and ideas from our franchisees, vendors and operators are also integrated into this process. These insights form the strategic foundation for menu architecture, pricing, promotion and advertising. Before a new menu item can be brought to fruition, it is rigorously tested against standards of culinary discipline, food science and technology, nutritional analysis and operational execution. This testing process ensures that new menu items are not only appealing and marketable, but can be prepared and delivered with excellence in our restaurants.

The added value of these insights and strategic understandings also assist our Restaurant Operations and Information Technology staffs in the evaluation and development of new restaurant processes and upgraded restaurant equipment that may enhance our speed of service, food quality and order accuracy.

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

While nearly all products are contracted for by our purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company (MBM), under a long-term distribution contract. MBM distributes restaurant products and supplies to the Denny’s system from approximately 200 vendors, representing approximately 90% of our restaurant product and supply purchases. We believe that satisfactory alternative sources of supply are generally available for all the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

Marketing and Advertising

Denny’s marketing team employs integrated marketing and advertising strategies that promote the Denny’s brand. Communications strategy, media, advertising, menu management, product innovation and development, consumer insights, public relations, field marketing and national promotions all fall under the marketing umbrella.

Our marketing campaigns, including broadcast advertising, focus on amplifying Denny's brand strengths with what consumers want – it’s about choice with made-to-order variety and an emphasis on breakfast at an affordable value offered all day, every day. On a national level and through local co-operatives, the campaigns reach target customers through network, cable and local television, radio, online, digital, social, outdoor and print media.

Brand Protection & Quality

Denny’s will only serve our guests food that is safe and wholesome and that meets our quality standards. Our systems, from the supply chain through our restaurants, are based on Hazard Analysis and Critical Control Points (HACCP), whereby we prevent, eliminate or reduce hazards to a safe level to protect the health of the employees and guests. To ensure this basic expectation to our guests, Denny’s also has risk-based systems in place to validate only approved vendors and distributors which meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurant employees follow regulatory requirements (federal, state and local), industry “best practices” and Denny’s Brand Standards.

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

All Denny’s restaurants are required to have a person certified in food protection on duty for all hours of operation. Our Food Safety/HACCP program has been recognized nationally by regulatory departments, the restaurant industry, and our peers as one of the best. We work daily on improving our processes and procedures. We are advocates for the advancement of food safety within the industry’s organizations, such as the National Council of Chain Restaurants, the National Restaurant Association (NRA) and the NRA's Quality Assurance Executive Study Groups.

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

Denny’s direct competition in the full-service category includes a collection of national and regional chains, as well as thousands of independent operators. We also compete with quick service restaurants as they attempt to upgrade their menus with premium sandwiches, entree salads, new breakfast offerings and extended hours.

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

We are subject to Federal Trade Commission regulation and a number of state laws which regulate the offer and sale of franchises. We also are subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. We believe we are in material compliance with applicable laws and regulations, but we cannot predict the effect on operations of the enactment of additional regulations in the future.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act require that most individuals obtain health insurance coverage beginning in 2014 and also require that certain large employers offer coverage to their employees or pay a financial penalty. We are evaluating the impact the new law will have on our business. Although we cannot predict with certainty the financial and operational impacts the new law will have on us, we expect that our expenses related to employee health benefits will increase over the long term as a result of this legislation. Any such increases could adversely affect our business, cash flows, financial condition and results of operations.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s:

Name	Age	Positions
Frances L. Allen	50	Executive Vice President, Global Brand Strategy and Chief Marketing Officer

John C. Miller	57	Chief Executive Officer and President

F. Mark Wolfinger	57	Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Ms. Allen has been Executive Vice President, Global Brand Strategy and Chief Marketing Officer since June 2011. She previously served as Executive Vice President and Chief Marketing Officer from July 2010 to June 2011. Prior to joining the Company, Ms. Allen served as Chief Marketing Officer of Dunkin' Donuts, U.S. from 2007 to 2009 and Vice President, Marketing of Sony Ericsson Mobile Communication from 2004 to 2007.

Mr. Miller has been Chief Executive Officer and President since February 2011. Prior to joining the Company, he served as Chief Executive Officer and President of Taco Bueno Restaurants, Inc. (an operator and franchisor of quick service Mexican eateries) from 2005 to February 2011 and President of Romano's Macaroni Grill from 1997 to 2004.

Mr. Wolfinger has been Executive Vice President and Chief Administrative Officer since April 2008 and Chief Financial Officer since September 2005. He previously served as Executive Vice President, Growth Initiatives from October 2006 to April 2008 and as Senior Vice President from September 2005 to October 2006. Prior to joining the Company, Mr. Wolfinger served as Executive Vice President and Chief Financial Officer of Danka Business Systems (a document imaging company) from 1998 to 2005.

Employees

At December 26, 2012, we had approximately 8,000 employees, of whom 7,600 were restaurant employees, 100 were field support employees and 300 were corporate personnel. None of our employees are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or slightly above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers, and approximately 45 hourly employees. A Senior Vice President, Operations, along with a VP, Company Operations and a VP, Operations Support & Training, establish the strategic direction and key initiatives for the Operations Teams. In addition, we employ four Directors of Company Operations, six Regional Directors of Franchise Operations, and a team of Company District Managers and Franchise Business Leaders to guide and support the franchisees and in-restaurant teams. The duties of the Directors of Operations, District Managers, and Franchise Business Leaders include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensures the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

Available Information

We make available free of charge through our website at investor.dennys.com (in the Investor Relations—SEC Filings section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission ("SEC"), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

Consumer spending habits, including discretionary spending on dining at restaurants such as ours, are affected by many factors, including:

•	prevailing economic conditions;

•	energy costs, especially gasoline prices;

•	levels of employment;

•	salaries and wage rates;

•	consumer confidence; and

•	consumer perception of economic conditions.

Continued weakness or uncertainty regarding the United States economy, as a result of reactions to consumer credit availability, increasing energy prices, inflation, increasing interest rates, unemployment, war, terrorist activity or other unforeseen events could adversely affect consumer spending habits, which may result in lower restaurant sales.

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

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, the food service industry in general, and our results of operations and financial condition in particular, may be adversely affected by unfavorable trends or developments such as:

•	inflation;

•	increased food costs;

•	increased energy costs;

•	labor and employee benefits costs (including increases in minimum hourly wage, employment tax rates and health care costs and workers’ compensation costs);

•	regional weather conditions; and

•	the availability of experienced management and hourly employees.

 The financial performance of our franchisees can negatively impact our business.

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties, contributions to advertising and, in some cases, lease payments from our franchisees. We have established operational standards, guidelines and strategic plans for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire chain of restaurants and for taking a longer term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Denny’s restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even bankruptcy. We anticipate that our franchisees will be impacted by the implementation of the health care reform legislation. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalties and lease income.

For 2012, our ten largest franchisees accounted for 32% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 262 franchisees. Although the loss of revenues from the closure of any one franchise restaurant may not be material, such revenues generate margins that may exceed those generated by other restaurants or offset fixed costs which we continue to incur.

We have guaranteed certain franchisee lease payments and loan payments in relation to the Pilot Flying J locations. These guarantees include up to $2.0 million of lease payments and $0.9 million in loan payments. During 2011, we announced a new loan program to support domestic franchise growth. This program will provide up to $100 million in loans to new and existing franchisees that open new restaurants in under-penetrated markets. We will guarantee up to the lesser of $12 million or 12% of the total outstanding loans under the program. As of December 26, 2012, there were no loans outstanding under this program. Under either of the programs, if franchisees are not able to fund required payments when due, we could be required to make payments up to the amounts guaranteed.

Our growth strategy depends on our ability and that of our franchisees to open new restaurants.  Delays or failures in opening new restaurants could adversely affect our planned growth.

The development of new restaurants may be adversely affected by risks such as:

•	costs and availability of capital for the company and/or franchisees;

•	competition for restaurant sites;

•	inability to identify suitable franchisees;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	inability to obtain all required governmental approvals and permits;

•	developed restaurants not achieving the expected revenue or cash flow; and

•	general economic conditions.

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

Each of our restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. We expect competition to continue to increase. The following are important aspects of competition:

•	restaurant location;

•	advantageous commercial real estate suitable for restaurants;

•	number and location of competing restaurants;

•	food quality and value;

•	training, courtesy and hospitality standards;

•	availability of and quality of staff;

•	dietary trends, including nutritional content;

•	quality and speed of service;

•	attractiveness and repair and maintenance of facilities; and

•	the effectiveness of marketing and advertising programs.

Our reputation and business could be materially harmed as a result of the failure to protect the integrity and security of guest information or our employees' personal data.

We receive and maintain certain personal information about our guests and our employees. Our use of this information is regulated at the federal and state levels, as well as by certain third-party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

Numerous government regulations impact our business, and our failure to comply with them could adversely affect our business.

We and our franchisees are subject to federal, state and local laws and regulations governing, among other things:

•	health;

•	sanitation;

•	land use, sign restrictions and environmental matters;

•	safety;

•	employee health care requirements, including the implementation and uncertain legal, regulatory and cost implications of the health care reform law;

•	the sale of alcoholic beverages; and

•	hiring and employment practices, including minimum wage laws and fair labor standards.

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

We are continuing to review the health care reform legislation. Because of the breadth and complexity of this legislation, the current lack of interpretive guidance and the phased-in nature of implementation, we cannot predict with certainty the financial and operational impacts the law will have on us. However, we expect that our expenses related to employee health benefits will increase over the long term as a result of this legislation. Any such increases could adversely affect our business, cash flows, financial condition and results of operations. Additionally, the legislation requires restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision of the law, but cannot anticipate the changes in guest behavior that could result from the implementation of this provision, which could have an adverse effect on our sales or results of operations.

We are also subject to federal, state and international laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, and may contain provisions that supersede the terms of franchise agreements, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements.

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

Our future success significantly depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to attract, motivate and retain these and other key officers and key team members, particularly regional and area managers and restaurant general managers. Competition for these employees is intense.

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

Almost all our assets are owned, and all of our operating revenues are earned, by our subsidiaries, which are also the primary obligors for substantially all of the indebtedness, obligations and liabilities related to our business. Accordingly, our ability to repurchase shares of our Common Stock and to make any distributions to our shareholders depends on the performance of those subsidiaries and their ability to make distributions to Denny’s Corporation. Their ability to make such distributions may be subject to contractual and other restrictions.

Many factors, including those over which we have no control, affect the trading price of our stock.

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report directly relates to our business, could have an impact of the trading price of our stock. In addition to investor expectations about our prospects, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives such as our share repurchase program. Any failure to meet market expectations whether for same-store sales, restaurant unit growth, earnings per share or other metrics could cause our share price to decline.

Risks Related to our Indebtedness

Our indebtedness could have an adverse effect on our financial condition and operations.

As of December 26, 2012, we had total indebtedness of $190.1 million, including capital leases.

We continually monitor our cash flow and liquidity needs. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover those needs, we could seek additional sources of funds, including incurring additional debt and selling selected assets, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months. We have no material debt maturities scheduled until April 2017. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 4,800 square feet, allowing them to accommodate an average of 130-150 guests. The number and location of our restaurants as of December 26, 2012 and December 28, 2011 are presented below:

	2012			2011
State/Country	Company	Franchised / Licensed	Total	Company	Franchised / Licensed	Total
Alabama	2	5	7	2	5	7
Alaska	—	3	3	—	3	3
Arizona	8	71	79	10	72	82
Arkansas	—	10	10	—	11	11
California	59	349	408	73	344	417
Colorado	—	30	30	—	28	28
Connecticut	—	8	8	—	8	8
Delaware	—	2	2	1	—	1
District of Columbia	—	1	1	—	2	2
Florida	17	134	151	17	138	155
Georgia	1	15	16	1	14	15
Hawaii	5	3	8	6	3	9
Idaho	—	9	9	—	9	9
Illinois	7	49	56	9	47	56
Indiana	—	38	38	1	37	38
Iowa	—	3	3	—	3	3
Kansas	—	10	10	—	10	10
Kentucky	2	15	17	10	7	17
Louisiana	1	2	3	1	2	3
Maine	—	7	7	—	7	7
Maryland	3	21	24	3	20	23
Massachusetts	—	6	6	—	6	6
Michigan	4	18	22	4	18	22
Minnesota	—	13	13	—	13	13
Mississippi	1	2	3	1	2	3
Missouri	4	34	38	4	34	38
Montana	—	5	5	—	5	5
Nebraska	—	5	5	—	4	4
Nevada	6	27	33	7	25	32
New Hampshire	—	3	3	—	3	3
New Jersey	—	9	9	2	5	7
New Mexico	—	27	27	—	26	26
New York	1	48	49	1	48	49
North Carolina	—	21	21	—	20	20
North Dakota	—	4	4	—	4	4
Ohio	3	36	39	3	36	39
Oklahoma	—	16	16	—	17	17
Oregon	—	24	24	—	24	24
Pennsylvania	11	28	39	16	23	39
Rhode Island	—	2	2	—	2	2
South Carolina	—	16	16	—	15	15
South Dakota	—	3	3	—	3	3
Tennessee	2	4	6	2	4	6
Texas	17	168	185	19	167	186
Utah	—	25	25	—	25	25
Vermont	—	2	2	—	2	2
Virginia	10	20	30	10	19	29
Washington	—	47	47	—	46	46
West Virginia	—	2	2	—	2	2
Wisconsin	—	23	23	—	19	19
Wyoming	—	3	3	3	—	3
Canada	—	63	63	—	60	60
Costa Rica	—	3	3	—	3	3
Curacao N.V.	—	1	1	—	1	1
Dominican Republic	—	1	1	—	—	—
Guam	—	2	2	—	2	2
Honduras	—	3	3	—	2	2
Mexico	—	5	5	—	5	5
New Zealand	—	8	8	—	8	8
Puerto Rico	—	12	12	—	11	11
Total	164	1,524	1,688	206	1,479	1,685

Of the total 1,688 restaurants in the Denny's brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	35	53	88
Leased properties	129	354	483
	164	407	571

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 35 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy 17 floors of the building, with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market ("NASDAQ"). The following table lists the high and low sales prices of the Common Stock for each quarter of fiscal years 2012 and 2011, according to NASDAQ.

	High	Low
2012
First quarter	$4.55	$3.71
Second quarter	4.45	3.79
Third quarter	5.24	4.21
Fourth quarter	5.13	4.52
2011
First quarter	$4.30	$3.49
Second quarter	4.24	3.81
Third quarter	4.37	3.11
Fourth quarter	4.07	3.10

Stockholders

As of March 6, 2013, there were 92,425,265 shares of Common Stock outstanding and approximately 9,600 record and beneficial holders of Common Stock.

Dividends and Share Repurchases

Our credit facility allows for the payment of cash dividends and/or the purchase of Common Stock, subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. The aggregate amount available for such dividends or stock purchases is as follows:

•
not to exceed $30.0 million if the Consolidated Leverage Ratio (as defined in the Credit Agreement) is 2.0x or greater and unlimited if the Consolidated Leverage Ratio is below 2.0x, provided that, in each case, at least $20.0 million of availability is maintained under the revolving credit facility after such payment; and

•	an additional annual aggregate amount equal to $0.05 times the number of outstanding shares of Common Stock, that may not be carried forward to a future year if unused.

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended December 26, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
	(In thousands, except per share amounts)
September 27, 2012 – October 24, 2012	764	$4.90	764	5,100
October 25, 2012 – November 21, 2012	720	4.67	720	4,380
November 22, 2012 – December 26, 2012	915	4.76	915	3,465
Total	2,399	$4.78	2,399

(1)	Average price paid per share excludes commissions.

(2)
On May 18, 2012 we announced that our Board of Directors had approved the repurchase of up to 6 million shares of Common Stock (in addition to a previous 6 million share authorization completed in the third quarter of 2012). Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended December 26, 2012, we purchased 2,399,355 shares of Common Stock for an aggregate consideration of approximately $11.5 million, pursuant to the share repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 26, 2012 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,585,945	(1)	$3.24	4,391,495	(2)
Equity compensation plans not approved by security holders	600,000	(3)	3.66	900,000	(4)
Total	5,185,945		$3.28	5,291,495

(1)
Includes shares of Common Stock issuable pursuant to the grant or exercise of awards under the Denny’s Corporation 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”), Denny’s Corporation 2008 Omnibus Incentive Plan (the “2008 Omnibus Plan”), the Denny’s Corporation Amended and Restated 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”) and the Denny’s Inc. Omnibus Incentive Compensation Plan for Executives (collectively, the "Denny's Incentive Plans").

(2)	Includes shares of Common Stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards, under the 2012 Omnibus Plan.

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

Performance Graph

The following graph compares the cumulative total stockholders’ return on our Common Stock for the five fiscal years ended December 26, 2012 (December 26, 2007 to December 26, 2012) against the cumulative total return of the Russell 2000® Index and a peer group.  The graph and table assume that $100 was invested on December 26, 2007 (the last day of fiscal year 2007) in each of the Company’s Common Stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DECEMBER 26, 2007
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 26, 2012

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 26, 2007	$100.00	$100.00	$100.00
December 31, 2008	$66.20	$60.08	$53.07
December 30, 2009	$84.20	$80.44	$58.40
December 29, 2010	$106.81	$123.07	$95.46
December 28, 2011	$102.33	$156.16	$100.27
December 26, 2012	$119.05	$169.08	$130.16

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 31, 2012, the weighted average market capitalization of companies within the index was approximately $1.3 billion with the median market capitalization being approximately $0.5 billion.

(2)
The peer group consists of 19 public companies that operate in the restaurant industry. The peer group includes the following companies: Einstein Noah Restaurant Group (BAGL), BJ's Restaurants (BJRI), Bob Evans Farms, Inc. (BOBE), Buffalo Wild Wings, Inc. (BWLD), The Cheesecake Factory Incorporated, (CAKE), Cracker Barrel Old Country Store, Inc. (CBRL), Chipotle Mexican Grill, Inc. (CMG), DineEquity, Inc. (DIN), Domino’s Pizza, Inc. (DPZ), Brinker International, Inc. (EAT), Jack In The Box Inc. (JACK), Krispy Kreme Doughnuts (KKD), Panera Bread Company (PNRA), Papa John’s International, Inc. (PZZA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruby Tuesday, Inc. (RT), Sonic Corp. (SONC), Texas Roadhouse, Inc. (TXRH) and The Wendy’s Company (WEN).

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

	Fiscal Year Ended
	December 26, 2012	December 28, 2011 (a)	December 29, 2010	December 30, 2009	December 31, 2008 (b)
	(In millions, except ratios and per share amounts)
Statement of Income Data:
Operating revenue	$488.4	$538.5	$548.5	$608.1	$760.3
Operating income	56.4	51.0	55.2	72.4	60.9
Income from continuing operations	$22.3	$112.3	$22.7	$41.6	$12.7
Basic net income per share:	$0.23	$1.15	$0.23	$0.43	$0.13
Diluted net income per share:	$0.23	$1.13	$0.22	$0.42	$0.13

Cash dividends per common share (c)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets	$64.6	$61.3	$62.5	$58.3	$53.5
Working capital deficit (d)	(27.2)	(25.9)	(27.8)	(33.8)	(53.7)
Net property and equipment	107.0	112.8	129.5	131.5	160.0
Total assets	324.9	350.5	311.2	312.6	341.8
Long-term debt, excluding current portion	177.5	211.3	253.1	274.0	322.7

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

(d)
A negative working capital position is not unusual for a restaurant operating company. The decrease in working capital deficit from December 31, 2008 to December 26, 2012 is primarily due to the sale of company restaurants to franchisees from 2007 through 2011.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our Consolidated Financial Statements and the notes thereto.

Overview

Denny’s Corporation is one of America’s largest family-style restaurant chains. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years. 2012, 2011 and 2010 each included 52 weeks of operations. Our revenues are derived primarily from two sources: the sale of food and beverages at our company restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company-operated and franchised restaurants are affected by the success of our marketing campaigns, new product introductions and customer service, menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guest tastes and preferences. Sales at company restaurants and royalty income from franchise restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants and the sale of company restaurants to franchisees.

Our operating costs are exposed to volatility in two main areas: product costs and payroll and benefit costs. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. Our ability to lock in prices on certain key commodities is imperative to control food costs in an environment in which many commodity prices are on the rise. In addition, our continued success with menu management helps us to offer menu items that provide a compelling value to our customers while maintaining consistent product costs and appropriate profitability. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses, such as medical benefit costs and workers' compensation costs. A number of our employees are paid the minimum wage. Accordingly, substantial increases in the minimum wage increase our labor costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales.
During 2012, we completed FGI, a strategic initiative to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. In 2012, as a result of our FGI, we sold 36 restaurant operations to franchisees. As of December 26, 2012, we have sold 380 company restaurants since our FGI program began in early 2007. While we now consider the FGI program to be complete, we may, from time to time, continue to sell restaurants to franchisees where geographically and economically beneficial to the company.

Additionally, we have negotiated development agreements for 257 new domestic restaurants, 133 of which have opened. The majority of the remaining restaurants in the development agreement pipeline are expected to open over the next five years. While the majority of the restaurants to be opened under these agreements are on schedule, from time to time some of our franchisees' ability to grow and meet their development commitments is hampered by the economy and the difficult lending environment.
As a result of the development efforts described above, over the past five years we have transitioned from a restaurant portfolio mix of 66% franchised and 34% company-operated to a restaurant portfolio mix of 90% franchised and 10% company-operated at December 26, 2012. Now that we have achieved our mix target, we expect that our percentage of company-operated restaurants will gradually decrease, as the majority of our future unit growth will be through franchised restaurants.

Specifically, our focus on FGI has impacted our financial performance as follows:

•	Company restaurant sales have decreased from $423.9 million in 2010 to $353.7 million in 2012, primarily as a result of the sale of restaurants to franchisees.

•
The decline in company restaurant revenues is partially offset by increased royalty income derived from the growth in the franchise restaurant base resulting from both traditional development and the conversion of restaurants. As a result, royalty income, which is included as a component of franchise and license revenue, has increased from $73.0 million in 2010 to $83.8 million in 2012.

•
The resulting net reduction in total revenue related to our FGI is generally recovered by the benefits of a lower cost structure related to franchise and license revenues, a decrease in depreciation and amortization due to the sale of restaurant related assets to franchisees (from $29.6 million in 2010 to $22.3 million in 2012) and a reduction in interest expense resulting from the use of proceeds to reduce debt (from $25.8 million in 2010 to $13.4 million in 2012). See also "Debt and Refinancing and Reductions" below.

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

•
Occupancy revenues, also included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. As a result of our FGI, occupancy revenues have increased from $44.8 million in 2010 to $47.8 million in 2012. Additionally, when restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants moves from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. As subleases with franchisees end over time, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords.

•
Gains on sales of assets are primarily dependent on the number of restaurants sold to franchisees during a particular period, and as a result, can cause fluctuations in net income from year to year. With the completion of our FGI, gains on sales of assets are expected to decrease.

Debt Refinancing and Reductions

Interest expense has a significant impact on our net income as a result of our indebtedness. However, over the past several years, we have continued to reduce interest expense through a series of debt refinancings and repayments using the proceeds generated from our FGI transactions, sales of real estate and cash flow from operations. These repayments resulted in an overall debt reduction of approximately $15 million during 2010, $42 million in 2011 and $28 million in 2012.

During the second quarter of 2012, we refinanced our credit facility (the "New Credit Facility") principally to take advantage of lower interest rates available in the senior secured debt market. Borrowings for the new term loan bear a tiered interest rate based on the company's consolidated leverage ratio and was initially set at LIBOR plus 300 basis points. The New Credit Facility does not contain an interest rate floor for either the term loan or the revolver. It includes an accordion feature that would allow us to increase the size of the facility to $300 million. A commitment fee of 50 basis points is paid on the unused portion of the revolving credit facility. In accordance with the debt covenants, the reduction in term loan debt resulted in a decrease in the interest rate and the commitment fee. The interest rate is currently set at LIBOR plus 275 basis points and the commitment fee was reduced to 37.5 basis points. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility."

The combination of lower debt balances and lower overall interest rates on our debt should continue to positively benefit our financial performance on an ongoing basis.

Share Repurchases

Our credit facility permits the payment of cash dividends and/or the purchase of Denny’s stock subject to certain limitations. During 2012, we repurchased 4.8 million shares of Common Stock for $22.2 million. As of December 26, 2012, there are 3.5 million shares remaining to be repurchased under the current repurchase program. For more information see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends and Share Repurchases." Repurchased shares are included as treasury stock in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Deficit.

Statements of Income

	Fiscal Year Ended
	December 26, 2012		December 28, 2011		December 29, 2010
	(Dollars in thousands)
Revenue:
Company restaurant sales	$353,710	72.4%	$411,595	76.4%	$423,936	77.3%
Franchise and license revenue	134,653	27.6%	126,939	23.6%	124,530	22.7%
Total operating revenue	488,363	100.0%	538,534	100.0%	548,466	100.0%
Costs of company restaurant sales (a):
Product costs	88,473	25.0%	101,796	24.7%	101,470	23.9%
Payroll and benefits	141,303	39.9%	167,574	40.7%	172,533	40.7%
Occupancy	23,405	6.6%	27,372	6.7%	27,967	6.6%
Other operating expenses	49,025	13.9%	61,017	14.8%	64,029	15.1%
Total costs of company restaurant sales	302,206	85.4%	357,759	86.9%	365,999	86.3%
Costs of franchise and license revenue (a)	46,675	34.7%	44,368	35.0%	46,987	37.7%
General and administrative expenses	60,307	12.3%	55,352	10.3%	55,619	10.1%
Depreciation and amortization	22,304	4.6%	27,979	5.2%	29,637	5.4%
Operating (gains), losses and other charges, net	482	0.1%	2,102	0.4%	(4,944)	(0.9)%
Total operating costs and expenses, net	431,974	88.5%	487,560	90.5%	493,298	89.9%
Operating income	56,389	11.5%	50,974	9.5%	55,168	10.1%
Interest expense, net	13,369	2.7%	20,040	3.7%	25,792	4.7%
Other nonoperating expense, net	7,926	1.6%	2,607	0.5%	5,282	1.0%
Net income before income taxes	35,094	7.2%	28,327	5.3%	24,094	4.4%
Provision for (benefit from) income taxes	12,785	2.6%	(83,960)	(15.6)%	1,381	0.3%
Net income	$22,309	4.6%	$112,287	20.9%	$22,713	4.1%

Other Data:
Company average unit sales	$1,936		$1,838		$1,813
Franchise average unit sales	$1,410		$1,385		$1,361
Company equivalent units (b)	183		224		234
Franchise equivalent units (b)	1,501		1,447		1,349
Company same-store sales increase (decrease) (c)(d)	0.2%		0.8%		(3.6)%
Guest check average increase (decrease) (d)	1.8%		0.6%		(1.7)%
Guest count increase (decrease) (d)	(1.6)%		0.2%		(1.9)%
Franchised and licensed same-store sales increase (decrease) (c)(d)	1.5%		0.7%		(3.7)%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted-average number of units outstanding during the defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2012 comparable units.

2012 Compared with 2011

Unit Activity

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
Company restaurants, beginning of period	206	232
Units opened	1	8
Units acquired from franchisees	1	—
Units sold to franchisees	(36)	(30)
Units closed	(8)	(4)
End of period	164	206

Franchised and licensed restaurants, beginning of period	1,479	1,426
Units opened	39	53
Units relocated	2	1
Units purchased from Company	36	30
Units acquired by Company	(1)	—
Units closed (including units relocated)	(31)	(31)
End of period	1,524	1,479
Total restaurants, end of period	1,688	1,685

Company Restaurant Operations

During the year ended December 26, 2012, we realized a 0.2% increase in same-store sales, comprised of a 1.8% increase in guest check average, partially offset by a 1.6% decrease in guest counts. Company restaurant sales decreased $57.9 million, or 14.1%, primarily resulting from a 41 equivalent-unit decrease in company restaurants. The decrease in equivalent-units primarily resulted from the sale of company restaurants to franchisees.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.4% from 86.9%. Product costs increased to 25.0% from 24.7% primarily due to the impact of increased commodity costs. Payroll and benefits decreased to 39.9% from 40.7% primarily due to improved labor efficiency. Occupancy costs decreased slightly to 6.6% from 6.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 26, 2012		December 28, 2011
	(Dollars in thousands)
Utilities	$14,358	4.1%	$18,051	4.4%
Repairs and maintenance	6,259	1.8%	7,207	1.8%
Marketing	13,397	3.8%	16,052	3.9%
Legal	682	0.2%	831	0.2%
Other direct costs	14,329	4.1%	18,876	4.6%
Other operating expenses	$49,025	13.9%	$61,017	14.8%

Utilities decreased 0.3 percentage points primarily due to lower natural gas rates in 2012. Other direct costs decreased 0.5 percentage points primarily as a result of higher new store opening expenses in the prior period.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 26, 2012		December 28, 2011
	(Dollars in thousands)
Royalties	$83,774	62.2%	$79,221	62.4%
Initial fees	3,092	2.3%	3,197	2.5%
Occupancy revenue	47,787	35.5%	44,521	35.1%
Franchise and license revenue	$134,653	100.0%	$126,939	100.0%

Occupancy costs	35,401	26.3%	33,622	26.5%
Other direct costs	11,274	8.4%	10,746	8.5%
Costs of franchise and license revenue	$46,675	34.7%	$44,368	35.0%

Royalties increased by $4.6 million, or 5.7%, primarily resulting from a 54 equivalent unit increase in franchised and licensed restaurants and a 1.5% increase in same-store sales, as compared with the prior year. The increase in equivalent units primarily resulted from the sale of company restaurants to franchisees. Initial fees decreased by $0.1 million, or 3.3%. The decrease in initial fees resulted from the higher number of restaurants opened by franchisees during the prior year period, partially offset by the higher number of restaurants sold to franchisees during the current year period. The increase in occupancy revenue of $3.3 million, or 7.3%, is primarily the result of the sale of restaurants to franchisees over the last two years.

Costs of franchise and license revenue increased by $2.3 million, or 5.2%. The increase in occupancy costs of $1.8 million, or 5.3%, is primarily the result of the sale of restaurants to franchisees. Other direct costs increased by $0.5 million, or 4.9%, primarily as a result of increases in headcount and payroll and benefits, including performance-based compensation, partially offset by a $0.5 million franchisee settlement recorded during the prior year period. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.7% for the year ended December 26, 2012 from 35.0% for the year ended December 28, 2011.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Share-based compensation	$3,496	$4,219
Other general and administrative expenses	56,811	51,133
Total general and administrative expenses	$60,307	$55,352

The $5.0 million increase in general and administrative expenses is primarily the result of an increase in performance-based compensation.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Depreciation of property and equipment	$15,819	$20,613
Amortization of capital lease assets	3,282	3,133
Amortization of intangible assets	3,203	4,233
Total depreciation and amortization expense	$22,304	$27,979

The overall decrease in depreciation and amortization expense is due primarily to the sale of company restaurants to franchisees during fiscal 2011 and 2012.

Operating (gains), losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Gains on sales of assets and other, net	$(7,090)	$(3,187)
Restructuring charges and exit costs	3,912	1,234
Impairment charges	3,660	4,055
Operating (gains), losses and other charges, net	$482	$2,102

During the year ended December 26, 2012, we recognized gains of $7.1 million, primarily resulting from the sale of restaurant operations to franchisees. During the year ended December 28, 2011, we recognized gains of $3.2 million, primarily resulting from the sale of restaurant operations to franchisees, the sale of real estate and the recognition of deferred gains related to a restaurant sold to a franchisee during a prior period.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Exit costs	$1,926	$848
Severance and other restructuring charges	1,986	386
Total restructuring and exit costs	$3,912	$1,234

Severance and other restructuring charges for the year ended December 26, 2012 includes charges related to the departure of the company's former Chief Operating Officer.

Impairment charges of $3.7 million for the year ended December 26, 2012 resulted primarily from the impairment of seven restaurants identified as held for sale and the impairment of an underperforming unit. Impairment charges of $4.1 million for the year ended December 28, 2011 resulted primarily from the impairment of three underperforming restaurants and two restaurants identified as assets held for sale.

Operating income was $56.4 million for the year ended December 26, 2012 and $51.0 million for the year ended December 28, 2011.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Interest on credit facilities	$7,074	$12,444
Interest on capital lease liabilities	3,580	3,908
Letters of credit and other fees	1,539	1,959
Interest income	(640)	(1,292)
Total cash interest	11,553	17,019
Amortization of deferred financing costs	775	1,374
Amortization of debt discount	137	547
Interest accretion on other liabilities	904	1,100
Total interest expense, net	$13,369	$20,040

The decrease in interest expense resulted from a decrease in interest rates related to the 2012 refinancing of our credit facility, as well as debt reductions during 2011 and 2012.

Other nonoperating expense, net was $7.9 million for the year ended December 26, 2012 compared with $2.6 million for the year ended December 28, 2011. The $5.3 million change was primarily the result of $7.9 million of expenses and write-offs of deferred financing costs and original issue discount related to our 2012 debt refinancing, partially offset by the recognition of $1.4 million of costs related to the 2011 debt re-pricing in the prior year period.

The provision for income taxes was $12.8 million for the year ended December 26, 2012 compared with a benefit of $84.0 million for the year ended December 28, 2011. For the 2012 period, the difference in the overall effective tax rate from the U.S. statutory rate was due to discrete tax items, including a $1.7 million out-of-period adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. In addition, a $1.6 million tax benefit was recorded in 2012 relating to additional state credits generated during 2012 from prior years' activity. For the 2011 period, we concluded that it was more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million.

Net income was $22.3 million for the year ended December 26, 2012 compared with $112.3 million for the year ended December 28, 2011 due to the factors noted above.

2011 Compared with 2010

Unit Activity

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
Company restaurants, beginning of period	232	233
Units opened	8	24
Units relocated	—	1
Units sold to franchisees	(30)	(24)
Units closed (including units relocated)	(4)	(2)
End of period	206	232

Franchised and licensed restaurants, beginning of period	1,426	1,318
Units opened	53	112
Units relocated	1	4
Units purchased from Company	30	24
Units closed (including units relocated)	(31)	(32)
End of period	1,479	1,426
Total restaurants, end of period	1,685	1,658

Company Restaurant Operations

During the year ended December 28, 2011, we realized a 0.8% increase in same-store sales, comprised of a 0.6% increase in guest check average and a 0.2% increase in guest counts. Company restaurant sales decreased $12.3 million, or 2.9%, primarily resulting from a ten equivalent unit decrease in company restaurants, partially offset by the increase in same-store sales for the year. The decrease in equivalent units resulted from the sale of company restaurants to franchisees.

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

Royalties increased by $6.2 million, or 8.5%, primarily resulting from the effects of a 98 equivalent unit increase in franchised and licensed restaurants, as compared with the prior year, and a 0.7% increase in same-store sales. The increase in equivalent units primarily resulted from the conversion of restaurants at Pilot Flying J Travel Centers during 2010 and 2011. Initial fees decreased by $3.5 million, or 52.4%. The decrease in initial fees resulted from the higher number of restaurants opened by franchisees during the prior year period. The decrease in occupancy revenue of $0.3 million, or 0.6%, is primarily the result of lease expirations and terminations where the franchisees obtained their own leases with the landlords and we are no longer party to the leases.

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

The overall decrease in depreciation and amortization expense was primarily due to the sale of company restaurants to franchisees during 2010 and 2011.

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

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
	(In thousands)
Exit costs	$848	$1,247
Severance and other restructuring charges	386	2,915
Total restructuring and exit costs	$1,234	$4,162

Severance and other restructuring charges for the year ended December 29, 2010 included $2.3 million related to the departure of the Company's former Chief Executive Officer.

Impairment charges of $4.1 million for the year ended December 28, 2011 resulted primarily from the impairment of assets of three underperforming restaurants and two restaurants identified as assets held for sale. Impairment charges for the year ended December 29, 2010 generally related to underperforming or closed restaurants as well as restaurants and real estate identified as held for sale during the period.

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

The benefit from income taxes was $84.0 million for the year ended December 28, 2011 compared with a provision of $1.4 million for the year ended December 29, 2010. In the fourth quarter of 2011, we concluded that it was more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million. At December 28, 2011, the remaining valuation allowance was approximately $22.7 million.

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

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Net cash provided by operating activities	$59,204	$59,509
Net cash used in investing activities	(3,501)	(7,697)
Net cash used in financing activities	(55,878)	(67,146)
Net decrease in cash and cash equivalents	$(175)	$(15,334)

We believe that our estimated cash flows from operations for 2012, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $3.5 million for the year ended December 26, 2012. These cash flows include $15.6 million in proceeds from asset sales and collections of notes receivable of $2.0 million, partially offset by capital expenditures of $14.2 million, acquisition of a restaurant unit of $1.4 million and issuances of notes receivable of $5.4 million. The notes receivable primarily consist of notes from franchisees related to the system-wide roll-out of new coffee equipment. Of these notes receivable, approximately $4.1 million are due within the next 12 months. Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Facilities	$4,979	$5,404
New construction	5,682	7,884
Remodeling	1,273	1,412
Information technology	563	521
Other	1,667	868
Capital expenditures	$14,164	$16,089

The decrease in new construction is primarily the result of the conversion of restaurants at Pilot Flying J Travel Centers during the prior year. Capital expenditures for fiscal 2013 are expected to be approximately $17-19 million, including approximately 20-25 remodels at company restaurants.

Cash flows used in financing activities were $55.9 million for the year ended December 26, 2012, which included net debt reduction of $32.7 million, stock repurchases of $21.6 million, deferred financing costs of $1.8 million and debt transactions costs of $1.1 million.

Our working capital deficit was $27.2 million at December 26, 2012 compared with $25.9 million at December 28, 2011. The increase in working capital deficit is primarily related to the timing of payments impacting prepaid and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Refinancing of Credit Facility

On April 12, 2012, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year senior secured credit agreement in an aggregate principal of $250 million (the “New Credit Facility”). The New Credit Facility is comprised of a $190 million senior secured term loan and a $60 million senior secured revolver (with a $30 million letter of credit sublimit). A commitment fee of 50 basis points is paid on the unused portion of the revolving credit facility. Borrowings for the term loan bear a tiered interest rate based on the company's consolidated leverage ratio and was initially set at LIBOR plus 300 basis points. The New Credit Facility does not contain an interest rate floor for either the term loan or the revolver. It includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 12, 2017.

The New Credit Facility was used to refinance the Old Credit Facility and is available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by Denny's Corporation and its material subsidiaries and is secured by substantially all of the assets of Denny's Corporation and its subsidiaries, including the stock of the company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charged coverage ratio and maximum capital expenditures.

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
As of December 26, 2012, under the New Credit Facility, we had outstanding term loan borrowings of $170.0 million and outstanding letters of credit under the revolving letter of credit facility of $25.2 million. There were no revolving loans outstanding at December 26, 2012. These balances resulted in availability of $34.8 million under the revolving facility. The weighted-average interest rate under the term loan was 2.97% as of December 26, 2012. In accordance with the debt covenants, the reduction in term loan debt since the refinancing resulted in a decrease in the interest rate. The rate is currently set at LIBOR plus 275 basis points and the commitment fee was reduced to 37.5 basis points.
Contractual Obligations

Our future contractual obligations and commitments at December 26, 2012 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$170,000	$8,500	$38,000	$123,500	$—
Capital lease obligations (a)	34,226	7,364	10,821	6,379	9,662
Operating lease obligations	249,215	36,420	63,513	50,514	98,768
Interest obligations (a)	17,431	4,958	8,323	4,150	—
Pension and other defined contribution plan obligations (b)	3,141	3,141	—	—	—
Purchase obligations (c)	178,502	164,443	10,225	3,834	—
Total	$652,515	$224,826	$130,882	$188,377	$108,430

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 26, 2012. For long-term debt with variable rates, we have used the rate applicable at December 26, 2012 to project interest over the periods presented in the table above. The capital lease obligation amounts above are inclusive of interest.

(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 26, 2012. Amounts cannot currently be estimated for more than one year.

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

Unrecognized tax benefits are not included in the contractual obligations table as these liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. At December 26, 2012, there were no unrecognized tax benefits including potential interest and penalties.

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

Total discounted workers’ compensation and general liability insurance liabilities at December 26, 2012 and December 28, 2011 were $23.2 million reflecting a 1.0% discount rate and $24.6 million reflecting a 1.5% discount rate, respectively. The related undiscounted amounts at such dates were $23.8 million and $25.6 million, respectively.

Impairment of long-lived assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. Generally, all restaurants with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing our assessment, we make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges.

During 2012, 2011 and 2010, we recorded impairment charges of $3.7 million, $4.1 million, and $0.4 million, respectively, for underperforming restaurants, including restaurants closed and company restaurants classified as held for sale. These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income. At December 26, 2012, we had a total of two restaurants with an aggregate net book value of approximately $0.3 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

Restructuring and exit costs. As a result of changes in our organizational structure and in our portfolio of restaurants, we have recorded charges for restructuring and exit costs. These costs consist primarily of the costs of future obligations related to closed restaurants and severance and other restructuring charges for terminated employees. These costs are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Discounted liabilities for future lease costs and the fair value of related subleases of closed restaurants are recorded when the restaurants are closed.  All other costs related to closed restaurants are expensed as incurred.  In assessing the discounted liabilities for future costs of obligations related to closed restaurants, we make assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

The most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 26, 2012, our total discounted liability for closed restaurants was approximately $4.1 million, net of $1.8 million related to existing sublease agreements and $3.3 million related to properties for which we expect to enter into sublease agreements in the future. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

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

During the quarter ended December 28, 2011, we concluded that it was more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million. The release of our valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such an assessment is required on a jurisdiction-by-jurisdiction basis. Our historical operating income and continuing projected income represented sufficient evidence to conclude that it is more likely than not that the majority of our deferred tax assets will be realized.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 26, 2012, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 275 basis points per annum. Up to $150 million of the term loan borrowings has a 200 basis point LIBOR point cap.

Based on the levels of borrowings under the credit facility, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.7 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility, taking into consideration the interest rate cap. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would increase or decrease our projected benefit obligation related to our pension plan by approximately $2.6 million and would impact the pension plan's net periodic benefit cost by approximately $0.3 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our other defined benefit plans by less than $0.1 million while the plans' net periodic benefit cost would remain flat. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 26, 2012. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 26, 2012, our internal control over financial reporting was effective, based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 26, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.B.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 26, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 26, 2012 and December 28, 2011, and the related consolidated statements of income, comprehensive income, shareholders’ deficit , and cash flows for each of the fiscal years in the three-year period ended December 26, 2012, and our report dated March 11, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Greenville, South Carolina
March 11, 2013

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our Common Stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and "Code of Ethics" in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation's 2013 Annual Meeting of the Shareholders (the "proxy statement") and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

*3.1
Restated Certificate of Incorporation of Denny’s Corporation dated March 3, 2003, as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004).

*3.2
By-Laws of Denny’s Corporation, as effective as of November 11, 2009 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on November 16, 2009).

+*10.1
Advantica Stock Option Plan as amended through November 28, 2001 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Denny’s Corporation (then known as Advantica) for the year ended December 26, 2001).

+*10.2
Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Denny’s Corporation (No. 333-103220) filed with the Commission on February 14, 2003).

+*10.3
Description of amendments to the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives, the Advantica Stock Option Plan and the Advantica Restaurant Group Director Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2004).

+*10.4
Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004).

+*10.5
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004).

+*10.6
Employment Offer Letter dated August 16, 2005 between Denny’s Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 28, 2005).

+*10.7
Employment Offer Letter dated July 19, 2010 between Denny’s Corporation and Frances L. Allen (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2010).

+*10.8
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

Exhibit No.	Description

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

*10.13
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

*10.14
Guarantee and Collateral Agreement dated as of April 12, 2012 among Denny’s, Inc., Denny’s Realty, LLC, Denny’s Corporation, DFO, LLC, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2012).

+*10.15
Award certificate evidencing restricted stock unit award to F. Mark Wolfinger, effective July 9, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Denny’s Corporation filed with the Commission on July 12, 2007).

+*10.16	Denny's Corporation Amended and Restated Executive Severance Pay Plan.

+*10.17	Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement of Denny's Corporation filed with the Commission on April 5, 2012).

+*10.18	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008).

+*10.19
Amendment to the Denny’s Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009).

+*10.20
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008).

+*10.21
Form of 2009 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009).

+*10.22
Written Description of Denny’s 2009 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009).

Exhibit No.	Description

+*10.23
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

+*10.25
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

+*10.27
Form of the 2012 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2012).

+*10.28
Written Description of the Denny's 2012 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2012).

+*10.29	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.30
Form of Performance-Based Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.31	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 30, 2009).

21.1	Subsidiaries of Denny’s.

23.1	Consent of KPMG LLP.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Exhibit No.	Description

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

+	Denotes management contracts or compensatory plans or arrangements.

^	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 26, 2012 and December 28, 2011, and the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended December 26, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 26, 2012 and December 28, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 26, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

 /s/ KPMG LLP
Greenville, South Carolina
March 11, 2013

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 26, 2012	December 28, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$13,565	$13,740
Receivables	19,947	14,971
Inventories	2,890	3,438
Assets held for sale	—	2,351
Current deferred tax asset	19,807	15,519
Prepaid and other current assets	8,401	11,274
Total current assets	64,610	61,293
Property	107,004	112,772
Goodwill	31,430	30,764
Intangible assets, net	48,920	50,921
Deferred financing costs, net	2,041	5,884
Noncurrent deferred tax asset	45,776	60,636
Other noncurrent assets	25,104	28,231
Total assets	$324,885	$350,501

Liabilities
Current liabilities:
Current maturities of long-term debt	$8,500	$2,591
Current maturities of capital lease obligations	4,181	4,380
Accounts payable	24,461	25,935
Other current liabilities	54,682	54,289
Total current liabilities	91,824	87,195
Long-term liabilities:
Long-term debt, less current maturities	161,500	193,257
Capital lease obligations, less current maturities	15,953	18,077
Liability for insurance claims, less current portion	18,045	18,552
Other noncurrent liabilities and deferred credits	42,023	43,096
Total long-term liabilities	237,521	272,982
Total liabilities	329,345	360,177

Commitments and contingencies

Shareholders' deficit
Common stock $0.01 par value; authorized - 135,000; December 26, 2012: 103,764 shares issued and 92,229 shares outstanding; December 28, 2011: 102,668 shares issued and 95,972 shares outstanding	1,038	1,027
Paid-in capital	562,657	557,396
Deficit	(495,518)	(517,827)
Accumulated other comprehensive loss, net of tax	(24,999)	(24,813)
	43,178	15,783
Treasury stock, at cost, 11,535 and 6,696 shares, respectively	(47,638)	(25,459)
Total shareholders' deficit	(4,460)	(9,676)
Total liabilities and shareholders' deficit	$324,885	$350,501
 See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$353,710	$411,595	$423,936
Franchise and license revenue	134,653	126,939	124,530
Total operating revenue	488,363	538,534	548,466
Costs of company restaurant sales:
Product costs	88,473	101,796	101,470
Payroll and benefits	141,303	167,574	172,533
Occupancy	23,405	27,372	27,967
Other operating expenses	49,025	61,017	64,029
Total costs of company restaurant sales	302,206	357,759	365,999
Costs of franchise and license revenue	46,675	44,368	46,987
General and administrative expenses	60,307	55,352	55,619
Depreciation and amortization	22,304	27,979	29,637
Operating (gains), losses and other charges, net	482	2,102	(4,944)
Total operating costs and expenses, net	431,974	487,560	493,298
Operating income	56,389	50,974	55,168
Interest expense, net	13,369	20,040	25,792
Other nonoperating expense, net	7,926	2,607	5,282
Net income before income taxes	35,094	28,327	24,094
Provision for (benefit from) income taxes	12,785	(83,960)	1,381
Net income	$22,309	$112,287	$22,713

Basic net income per share	$0.23	$1.15	$0.23
Diluted net income per share	$0.23	$1.13	$0.22

Weighted-average shares outstanding:
Basic	94,949	97,646	98,902
Diluted	96,754	99,588	101,391

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands)
Net income	$22,309	$112,287	$22,713
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax benefits of $191, $3,615 and $0	(186)	(5,614)	(1,153)
Amortization of unrealized loss on hedged transactions	—	—	167
Other comprehensive income	(186)	(5,614)	(986)
Total comprehensive income	$22,123	$106,673	$21,727

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Deficit
	(In thousands)
Balance, December 30, 2009	96,613	$966	—	$—	$542,576	$(652,827)	$(18,213)	$(127,498)
Net income	—	—	—	—	—	22,713	—	22,713
Amortization of unrealized loss on hedged transactions	—	—	—	—	—	—	167	167
Minimum pension liability adjustment	—	—	—	—	—	—	(1,153)	(1,153)
Share-based compensation on equity classified awards	—	—	—	—	1,922	—	—	1,922
Purchase of treasury stock	—	—	(1,037)	(3,890)	—	—	—	(3,890)
Issuance of common stock for share-based compensation	573	6	—	—	(6)	—	—	—
Exercise of common stock options	2,887	29	—	—	3,998	—	—	4,027
Balance, December 29, 2010	100,073	1,001	(1,037)	(3,890)	548,490	(630,114)	(19,199)	(103,712)
Net income	—	—	—	—	—	112,287	—	112,287
Minimum pension liability adjustment, net of tax benefits of $3,615	—	—	—	—	—	—	(5,614)	(5,614)
Share-based compensation on equity classified awards	—	—	—	—	3,412	—	—	3,412
Purchase of treasury stock	—	—	(5,659)	(21,569)	—	—	—	(21,569)
Issuance of common stock for share-based compensation	452	5	—	—	(5)	—	—	—
Exercise of common stock options	2,143	21	—	—	4,829	—	—	4,850
Tax benefit from share based compensation	—	—	—	—	670	—	—	670
Balance, December 28, 2011	102,668	1,027	(6,696)	(25,459)	557,396	(517,827)	(24,813)	(9,676)
Net income	—	—	—	—	—	22,309	—	22,309
Minimum pension liability adjustment, net of tax benefits of $191	—	—	—	—	—	—	(186)	(186)
Share-based compensation on equity classified awards	—	—	—	—	2,082	—	—	2,082
Purchase of treasury stock	—	—	(4,839)	(22,179)	—	—	—	(22,179)
Issuance of common stock for share-based compensation	253	3	—	—	(3)	—	—	—
Exercise of common stock options	843	8	—	—	2,172	—	—	2,180
Tax benefit from share based compensation	—	—	—	—	1,010	—	—	1,010
Balance, December 26, 2012	103,764	$1,038	(11,535)	$(47,638)	$562,657	$(495,518)	$(24,999)	$(4,460)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$22,309	$112,287	$22,713
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	22,304	27,979	29,637
Operating (gains), losses and other charges, net	482	2,102	(4,944)
Amortization of deferred financing costs	775	1,374	1,045
Amortization of debt discount	137	547	160
Loss on early extinguishment of debt	8,290	2,589	4,755
Loss on change in the fair value of interest rate cap	61	—	—
Loss on interest rate swap	—	—	167
Deferred income tax expense	11,423	3,223	324
Reversal of tax valuation allowance	(661)	(89,102)	—
Share-based compensation	3,496	4,219	2,840
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets:
Receivables	(1,740)	2,232	(1,713)
Inventories	548	598	128
Other current assets	2,820	(1,112)	(634)
Other assets	(3,172)	405	(2,534)
Increase (decrease) in liabilities:
Accounts payable	(1,217)	2,042	1,366
Accrued salaries and vacations	2,279	934	(5,983)
Accrued taxes	(747)	(620)	(429)
Other accrued liabilities	(4,420)	(4,687)	(4,108)
Other noncurrent liabilities and deferred credits	(3,763)	(5,501)	(4,535)
Net cash flows provided by operating activities	59,204	59,509	38,255
Cash flows from investing activities:
Purchase of property	(14,164)	(16,089)	(27,381)
Acquisition of restaurant	(1,422)	—	—
Proceeds from disposition of property	15,555	8,598	18,680
Collections on notes receivable	1,970	1,347	3,421
Issuance of notes receivable	(5,440)	—	—
Purchase of trademarks	—	(1,553)	—
Net cash flows used in investing activities	(3,501)	(7,697)	(5,280)
Cash flows from financing activities:
Net borrowings under new credit agreement	190,000	—	246,250
Long-term debt payments	(222,741)	(46,253)	(268,769)
Debt transaction costs	(1,097)	(839)	(2,695)
Deferred financing costs	(1,809)	(3,421)	(5,342)
Purchase of treasury stock	(21,618)	(21,569)	(3,890)
Proceeds from exercise of stock options	2,180	4,850	4,027
Tax withholding on share-based payments	(327)	(377)	(455)
Tax benefit of share-based compensation	1,010	670	—
Net bank overdrafts	(1,476)	(207)	448
Net cash flows used in financing activities	(55,878)	(67,146)	(30,426)
Increase (decrease) in cash and cash equivalents	(175)	(15,334)	2,549
Cash and cash equivalents at beginning of period	13,740	29,074	26,525
Cash and cash equivalents at end of period	$13,565	$13,740	$29,074

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and seven foreign countries with principal concentrations in California (24% of total restaurants), Florida (9%) and Texas (11%).

The following table shows the unit activity for the years ended December 26, 2012 and December 28, 2011:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
Company restaurants, beginning of period	206	232
Units opened	1	8
Units acquired from franchisees	1	—
Units sold to franchisees	(36)	(30)
Units closed	(8)	(4)
End of period	164	206

Franchised and licensed restaurants, beginning of period	1,479	1,426
Units opened	39	53
Units relocated	2	1
Units purchased from Company	36	30
Units acquired by Company	(1)	—
Units closed (including units relocated)	(31)	(31)
End of period	1,524	1,479
Total restaurants, end of period	1,688	1,685

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

Consolidation Policy. Our Consolidated Financial Statements include the financial statements of Denny’s Corporation and its wholly-owned subsidiaries: Denny’s, Inc., DFO, LLC and Denny's Realty, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year. Our fiscal year ends on the Wednesday in December closest to December 31 of each year. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2012, 2011 and 2010 each included 52 weeks of operations. Fiscal 2014 will be a 53 week year.

Cash Equivalents and Short-term Investments. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include short-term investments of $11.8 million and $12.0 million at December 26, 2012 and December 28, 2011, respectively. These amounts were held either overnight in our transaction bank accounts at highly rated financial institutions that provided earnings credits or invested in highly rated overnight investments that provided interest income.

Receivables. Receivables, which are recorded at net realizable value, primarily consist of trade accounts receivables and financing receivables from franchisees (together “franchisee receivables”), vendor receivables and credit card receivables. Trade accounts receivables from franchisees consist of royalties, advertising and rent. Financing receivables from franchisees primarily consist of notes from franchisees related to the system-wide roll-out of new coffee equipment. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on pre-defined criteria and management’s judgment of existing receivables. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. See Note 3.

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

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust are comprised of debt and equity mutual funds. They are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to the liability in our Consolidated Statement of Income. During 2012, 2011 and 2010, we incurred a net gain of $0.7 million, a net loss of less than $0.1 million and a net gain of $0.5 million, respectively. The fair value of the deferred compensation plan investments were $6.4 million and $4.9 million at December 26, 2012 and December 28, 2011, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. We have included in accounts payable in our Consolidated Balance Sheets cash overdrafts totaling $6.3 million and $7.8 million at December 26, 2012 and December 28, 2011, respectively. Changes in such amounts are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

Total discounted insurance liabilities at December 26, 2012 and December 28, 2011 were $23.2 million reflecting a 1.0% discount rate and $24.6 million reflecting a 1.5% discount rate, respectively. The related undiscounted amounts at such dates were $23.8 million and $25.6 million, respectively.

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

Leases and Subleases. Our policy requires the use of a consistent lease term for (i) calculating the maximum depreciation period for related buildings and leasehold improvements; (ii) classifying the lease; and (iii) computing periodic rent expense increases where the lease terms include escalations in rent over the lease term. The lease term commences on the date we gain access to and control over the leased property. We account for rent escalations in leases on a straight-line basis over the expected lease term. Any rent holidays after lease commencement are recognized on a straight-line basis over the expected lease term, which includes the rent holiday period. Leasehold improvements that have been funded by lessors have historically been insignificant. Any leasehold improvements we make that are funded by lessor incentives or allowances under operating leases are recorded as leasehold improvement assets and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to lease expense over the expected lease term. We record contingent rent expense based on estimated sales for respective restaurants over the contingency period. Contingent rental income is recognized when earned.

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

Segment. Denny’s operates in only one segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through either company or franchised restaurants.

Company Restaurant Sales. Company restaurant sales are recognized when food and beverage products are sold at company restaurants. We present company restaurant sales net of sales taxes.

Gift cards. We sell gift cards which have no stated expiration dates. We recognize revenue from gift cards when the gift card is redeemed by the customer or when we determine the likelihood of redemption is remote (gift card breakage). Breakage is based on our company-specific historical redemption patterns. We recognized $0.3 million and $0.3 million in breakage on gift cards for the years ended December 26, 2012 and December 28, 2011, respectively. We believe that the amounts recognized for breakage have been and will continue to be insignificant.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2012, 2011 and 2010, we recorded initial fees of $3.0 million, $3.1 million and $6.6 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Income. At December 26, 2012 and December 28, 2011, deferred fees were $1.2 million and $1.1 million, respectively, and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. Our ten largest franchisees accounted for 32%, 34% and 33% of our franchise revenues for 2012, 2011 and 2010, respectively.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2012, 2011 and 2010 was $13.4 million, $16.1 million and $17.4 million, respectively, net of contributions from franchisees of $65.1 million, $60.5 million and $52.1 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Income.

Restructuring and exit costs. Restructuring and exit costs consist primarily of the costs of future obligations related to closed restaurants, severance and other restructuring charges for terminated employees, and are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Discounted liabilities for future lease costs and the fair value of related subleases of closed restaurants are recorded when the restaurants are closed. All other costs related to closed restaurants are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed restaurants, we make assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

We evaluate store closures for potential disclosure as discontinued operations based on an assessment of several quantitative and qualitative factors, including the nature of the closure, revenue migration to other company and franchised stores and planned market development in the vicinity of the disposed store.

Impairment of Long-lived Assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. Generally, all restaurants with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. In performing our assessment, we make assumptions regarding estimated future cash flows, including estimated proceeds from similar asset sales, and other factors to determine both the recoverability and the estimated fair value of the respective assets. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

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

Share-Based Compensation.  Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We estimate potential forfeitures of share-based awards and adjust the forfeiture rate over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Income. Any benefit of tax deductions in excess of recognized compensation cost is reported as a financing activity on our Consolidated Statements of Cash Flows.

There were no stock options granted during 2012. The fair value of the stock options granted during 2011 and 2010 was estimated at the date of grant using the Black-Scholes option pricing model. We used the following weighted-average assumptions for the grants:

	Fiscal Year Ended
	December 28, 2011	December 29, 2010
Dividend yield	0.0%	0.0%
Expected volatility	60.3%	60.3%
Risk-free interest rate	2.0%	2.2%
Weighted-average expected term	4.7 years	4.7 years

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

Newly Adopted Accounting Standards.

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

Goodwill

ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”

Effective December 29, 2011, we adopted ASU 2011-08, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. We did not elect to use the qualitative assessment option for our current year goodwill impairment test.

Accounting Standards to be Adopted.

Intangibles

ASU No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”

In July 2012, the FASB issued ASU 2012-02, which modifies the impairment test for indefinite-lived intangible assets. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined through the qualitative assessment that the indefinite-lived intangible asset's fair value is more likely than not greater than its carrying value, the quantitative impairment calculations would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012 (our fiscal 2013). We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

Note 3.     Receivables

Receivables, net were comprised of the following:

	December 26, 2012	December 28, 2011
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,212	$9,452
Notes receivable from franchisees and third parties	4,310	992
Vendor receivables	2,529	2,311
Credit card receivables	1,384	1,137
Other	1,524	1,087
Allowance for doubtful accounts	(12)	(8)
	$19,947	$14,971
Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$1,002	$560

We recorded provisions for credit losses of less than $0.1 million for both the years ended December 26, 2012 and December 28, 2011, respectively.

We recognized interest income on notes receivable from franchisees of $0.1 million, $0.2 million and $0.3 million for the years ended December 26, 2012, December 28, 2011 and December 29, 2010, respectively, which is included as a component of interest expense, net on our Consolidated Statements of Income.

Note 4.     Assets Held for Sale

There were no assets held for sale as of December 26, 2012. Assets held for sale of $2.4 million as of December 28, 2011 consisted of restaurants to be sold to franchisees. As a result of classifying certain assets as held for sale, we recognized impairment charges of $2.6 million, $0.8 million and $0.1 million for the years ended December 26, 2012, December 28, 2011 and December 29, 2010, respectively. This expense is included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Note 5.     Property, Net

Property, net consisted of the following:

	December 26, 2012	December 28, 2011
	(In thousands)
Land	$26,622	$27,144
Buildings and leasehold improvements	228,132	214,283
Other property and equipment	73,851	81,030
Total property owned	328,605	322,457
Less accumulated depreciation	234,046	223,010
Property owned, net	94,559	99,447
Buildings, vehicles, and other equipment held under capital leases	28,572	31,417
Less accumulated amortization	16,127	18,092
Property held under capital leases, net	12,445	13,325
Total property, net	$107,004	$112,772

 The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 26, 2012	December 28, 2011
	(In thousands)
Land	$14,377	$12,219
Buildings and leasehold improvements	66,207	36,239
Total property owned, leased to franchisees	80,584	48,458
Less accumulated depreciation	55,647	33,064
Property owned, leased to franchisees, net	24,937	15,394
Buildings held under capital leases, leased to franchisees	13,834	16,224
Less accumulated amortization	9,627	11,204
Property held under capital leases, leased to franchisees, net	4,207	5,020
Total property leased to franchisees, net	$29,144	$20,414

Depreciation expense, including amortization of property under capital leases, for 2012, 2011 and 2010 was $19.1 million, $23.7 million and $24.5 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 11.

Note 6.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 26, 2012	December 28, 2011
	(In thousands)
Balance, beginning of year	$30,764	$31,308
Addition related to acquisition of restaurant unit	1,022	—
Write-offs and reclassifications associated with sale of restaurants	(356)	(544)
Balance, end of year	$31,430	$30,764

Goodwill and intangible assets were comprised of the following:

	December 26, 2012		December 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$31,430	$—	$30,764	$—

Intangible assets with indefinite lives:
Trade names	$44,050	$—	$44,046	$—
Liquor licenses	156	—	164	—
Intangible assets with definite lives:
Franchise and license agreements	37,524	32,863	42,778	36,132
Foreign license agreements	241	188	241	176
Intangible assets	$81,971	$33,051	$87,229	$36,308

The $5.3 million decrease in franchise and license agreements primarily resulted from the removal of fully amortized agreements. The amortization expense for definite-lived intangibles and other assets for 2012, 2011 and 2010 was $3.2 million, $4.2 million and $5.1 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2013	$1,981
2014	1,426
2015	862
2016	315
2017	83

We performed an annual impairment test as of December 26, 2012 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 7.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 26, 2012	December 28, 2011
	(In thousands)
Accrued salaries and vacation	$20,642	$17,804
Accrued insurance, primarily current portion of liability for insurance claims	7,122	8,168
Accrued taxes	6,157	6,904
Accrued interest	388	1,113
Restructuring charges and exit costs	1,829	1,151
Accrued advertising	5,728	6,552
Other	12,816	12,597
Other current liabilities	54,682	54,289

Note 8.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands)
Gains on sales of assets and other, net	$(7,090)	$(3,187)	$(9,481)
Restructuring charges and exit costs	3,912	1,234	4,162
Impairment charges	3,660	4,055	375
Operating (gains), losses and other charges, net	$482	$2,102	$(4,944)

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands)
Exit costs	$1,926	$848	$1,247
Severance and other restructuring charges	1,986	386	2,915
Total restructuring charges and exit costs	$3,912	$1,234	$4,162

Severance and other restructuring charges of $2.0 million for 2012 includes charges related to the departure of the Company's former Chief Operating Officer. Severance and other restructuring charges of $2.9 million for 2010 resulted primarily from severance costs related to the departure of our former Chief Executive Officer.

The components of the change in accrued exit cost liabilities were as follows:

	December 26, 2012	December 28, 2011
	(In thousands)
Balance, beginning of year	$3,863	$4,948
Exit costs (1)	1,926	848
Payments, net of sublease receipts	(2,227)	(2,200)
Reclassification of certain lease liabilities, net	171	(166)
Interest accretion	328	433
Balance, end of year	4,061	3,863
Less current portion included in other current liabilities	1,361	1,116
Long-term portion included in other noncurrent liabilities	$2,700	$2,747

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2013	$1,551
2014	1,070
2015	380
2016	321
2017	323
Thereafter	1,325
Total	4,970
Less imputed interest	909
Present value of exit cost liabilities	$4,061

The present value of exit cost liabilities is net of $1.8 million of existing sublease arrangements and $3.3 million related to properties for which we expect to enter into sublease agreements in the future. See Note 9 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed restaurants.

As of December 26, 2012 and December 28, 2011, we had accrued severance and other restructuring charges of $0.5 million and less than $0.1 million, respectively.  The balance as of December 26, 2012 is expected to be paid during 2013.

Impairment charges of $3.7 million for the year ended December 26, 2012 resulted primarily from the impairment of seven restaurants identified as held for sale and the impairment of an underperforming unit.

Note 9.     Leases

Our operations utilize property, facilities and equipment leased from others. Buildings and facilities are primarily used for restaurants and support facilities. Many of our restaurants are operated under lease arrangements which generally provide for a fixed basic rent, and, in many instances, contingent rent based on a percentage of gross revenues. Initial terms of land and restaurant building leases generally range from 10 to 15 years, exclusive of options to renew, which are typically for five year periods. Leases of other equipment consist primarily of restaurant equipment, computer systems and vehicles.

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed restaurants, at December 26, 2012 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2013	$7,364	$36,420	$36,563
2014	6,243	34,081	34,586
2015	4,578	29,432	31,244
2016	3,470	26,578	29,271
2017	2,909	23,936	27,260
Thereafter	9,662	98,768	142,203
Total	34,226	$249,215	$301,127
Less imputed interest	14,092
Present value of capital lease obligations	$20,134

Rent expense is a component of both occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Income. Lease and sublease rental income is a component of franchise and license revenue in our Consolidated Statements of Income. Net rental expense was comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands)
Rental expense:
Base rents	$38,326	$40,278	$42,575
Contingent rents	5,762	5,575	4,374
Total rental expense	$44,088	$45,853	$46,949
Rental income:
Base rents	$37,363	$35,337	$35,882
Contingent rents	3,871	2,812	2,660
Total rental income	$41,234	$38,149	$38,542
Net rental expense:
Base rents	$963	$4,941	$6,693
Contingent rents	1,891	2,763	1,714
Net rental expense	$2,854	$7,704	$8,407

Note 10.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 26, 2012
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,371	$6,371	$—	$—	market approach
Interest rate caps	$8	$—	$8	$—	income approach
Total	$6,379	$6,371	$8	$—

	Fair Value Measurements as of December 28, 2011
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$4,935	$4,935	$—	$—	market approach
Total	$4,935	$4,935	$—	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of December 26, 2012 and December 28, 2011, impaired assets related to underperforming restaurants were written down to a fair value of $0.2 million and $0.0 million, respectively, based on the income approach.

Disclosures of Fair Value of Other Assets and Liabilities

The liabilities under our credit facility and capital leases are carried at historical cost in our Consolidated Balance Sheets. As of December 26, 2012, the estimated fair values of our senior secured term loan and capital lease obligations approximated their carrying values. As of December 28, 2011, the estimated fair value of our senior secured term loan and capital lease obligations was $220.1 million, as compared with the book value of $220.6 million. The difference relates to market quotations for our senior secured term loan.

Note 11.     Long-Term Debt

Long-term debt consisted of the following:

	December 26, 2012	December 28, 2011
	(In thousands)
Term loans due April 12, 2017	$170,000	$—
Term loans due September 30, 2016	—	198,000
Other note payable, maturing 1/1/2013, payable in monthly installments with an interest rate of 9.17%	—	99
Capital lease obligations	20,134	22,457
Total long-term debt	190,134	220,556
Unamortized discount	—	(2,251)
Total long-term debt, net	190,134	218,305
Less current maturities and mandatory prepayments	12,681	6,971
Noncurrent portion of long-term debt	$177,453	$211,334

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 9), at December 26, 2012 are as follows:

(In thousands)
2013	$8,500
2014	23,750
2015	14,250
2016	19,000
2017 and thereafter	104,500
Total long-term debt, excluding capital lease obligations	$170,000

The differences in the annual maturities for 2014 and 2015 result from the payment falling due during the 53rd week of fiscal 2014.

On April 12, 2012, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year senior secured credit agreement in an aggregate principal of $250 million (the “New Credit Facility”). The New Credit Facility is comprised of a $190 million senior secured term loan and a $60 million senior secured revolver (with a $30 million letter of credit sublimit). A commitment fee of 50 basis points was initially paid on the unused portion of the revolving credit facility. Borrowings for the term loan bear a tiered interest rate based on the company's consolidated leverage ratio and was initially set at LIBOR plus 300 basis points. The New Credit Facility does not contain an interest rate floor for either the term loan or the revolver. It includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 12, 2017.

The New Credit Facility was used to refinance the Old Credit Facility and is available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by Denny's Corporation and its material subsidiaries and is secured by substantially all of the assets of Denny's Corporation and its subsidiaries, including the stock of the company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charged coverage ratio and maximum capital expenditures.

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

As a result of the debt refinancing, we recorded $7.9 million of losses on early extinguishment of debt, consisting of $1.2 million of transaction costs, $4.7 million from the write-off of deferred financing costs and $2.0 million from the write-off of an original issue discount ("OID") related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the Consolidated Statements of Income.

As of December 26, 2012, we had outstanding term loan borrowings under the New Credit Facility of $170.0 million and outstanding letters of credit under the revolving letter of credit facility of $25.2 million. There were no revolving loans outstanding at December 26, 2012. These balances resulted in availability of $34.8 million under the revolving facility. The weighted-average interest rate under the term loan was 2.97% and 5.25%, as of December 26, 2012 and December 28, 2011.

In March 2012, prior to the April 12, 2012 refinancing, we paid $8.0 million (consisting of $7.4 million of prepayments and $0.6 million of scheduled payments) on the term loan under the Old Credit Facility. As a result of these prepayments, during the year ended December 26, 2012, we recorded $0.2 million of losses on early extinguishment of debt resulting from the write-off of $0.1 million in deferred financing costs and $0.1 million in OID related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in our Consolidated Statements of Income.

Subsequent to the April 12, 2012 refinancing, we paid $20.0 million (consisting of $5.8 million of prepayments and $14.3 million of scheduled payments, including the $4.7 million payment due December 31, 2012, subsequent to our fiscal year-end) on the term loan under the New Credit Facility. In accordance with the debt covenants, the reduction in term loan debt resulted in a decrease in the interest rate and the commitment fee rate. The interest rate is currently set at LIBOR plus 275 basis points and the commitment fee was reduced to 37.5 basis points.

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

Defined Benefit Plans

The obligations and funded status for our pension plan and other defined benefit plans were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 26, 2012	December 28, 2011	December 26, 2012	December 28, 2011
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$70,468	$63,125	$2,689	$2,493
Service cost	380	335	—	—
Interest cost	3,200	3,364	116	127
Actuarial losses	4,575	7,160	227	264
Benefits paid	(4,697)	(3,516)	(195)	(195)
Benefit obligation at end of year	$73,926	$70,468	$2,837	$2,689
Accumulated benefit obligation	$73,926	$70,468	$2,837	$2,689

Change in Plan Assets:
Fair value of plan assets at beginning of year	$53,270	$53,580	$—	$—
Actual return on plan assets	6,666	1,341	—	—
Employer contributions	2,767	1,865	195	195
Benefits paid	(4,697)	(3,516)	(195)	(195)
Fair value of plan assets at end of year	$58,006	$53,270	$—	$—
Funded status	$(15,920)	$(17,198)	$(2,837)	$(2,689)

The amounts recognized in the Consolidated Balance Sheets were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 26, 2012	December 28, 2011	December 26, 2012	December 28, 2011
	(In thousands)
Other current liabilities	$—	$—	$(341)	$(338)
Other noncurrent liabilities and deferred credits	(15,920)	(17,198)	(2,496)	(2,351)
Net amount recognized	$(15,920)	$(17,198)	$(2,837)	$(2,689)

The amounts recognized in accumulated other comprehensive income, that have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 26, 2012	December 28, 2011	December 26, 2012	December 28, 2011
	(In thousands)
Unamortized actuarial losses, net	$(27,798)	(27,596)	(1,007)	(832)

During fiscal 2013, $1.7 million and less than $0.1 million of accumulated other comprehensive income will be recognized related to the pension plan and other defined benefit plans, respectively.

The components of the change in unamortized actuarial losses, net, included in accumulated other comprehensive loss were as follows:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Pension Plan:
Balance, beginning of year	$(27,596)	$(18,599)
Benefit obligation actuarial loss	(4,575)	(7,160)
Net gain (loss)	2,610	(2,841)
Amortization of net loss	1,763	1,004
Balance, end of year	$(27,798)	$(27,596)

Other Defined Benefit Plans:
Balance, beginning of year	$(832)	$(600)
Benefit obligation actuarial loss	(227)	(264)
Amortization of net loss	52	32
Balance, end of year	$(1,007)	$(832)

Minimum pension liability adjustments, net of tax for 2012, 2011 and 2010 were additions of $0.2 million, $5.6 million and $1.2 million, respectively.

Total minimum pension liability adjustments of $25.0 million (net of tax of $3.8 million) and $24.8 million (net of tax of $3.6 million) are included as a component of accumulated other comprehensive loss, net in our Consolidated Statement of Shareholders' Deficit for the years ended December 26, 2012 and December 28, 2011, respectively.

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands)
Pension Plan:
Service cost	$380	$335	$375
Interest cost	3,200	3,364	3,431
Expected return on plan assets	(4,057)	(4,182)	(3,928)
Amortization of net loss	1,763	1,004	915
Net periodic benefit cost	$1,286	$521	$793
Other comprehensive loss	$202	$8,997	$1,050

Other Defined Benefit Plans:
Interest cost	$116	$127	$138
Amortization of net loss	52	32	22
Net periodic benefit cost	$168	$159	$160
Other comprehensive loss	$175	$232	$103

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2012, 2011 and 2010 were $1.5 million, $0.7 million and $1.0 million, respectively.

Assumptions

Because our pension plan was closed to new participants as of December 31, 1999 and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2012, 2011 or 2010. Weighted-average assumptions used to determine benefit obligations were as follows:

	December 26, 2012	December 28, 2011
Discount rate	4.18%	4.59%
Measurement date	12/26/2012	12/28/2011

Weighted-average assumptions used to determine net periodic pension cost were as follows:

	December 26, 2012	December 28, 2011	December 29, 2010
Discount rate	4.59%	5.42%	5.99%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	7.75%	8.00%	8.00%
Measurement date	12/26/2012	12/28/2011	12/29/2010

In determining the expected long-term rate of return on assets, we evaluated our asset class return expectations, as well as long-term historical asset class returns. Projected returns are based on broad equity and bond indices. Additionally, we considered our historical compounded returns, which have been in excess of our forward-looking return expectations. In determining the discount rate, we have considered long-term bond indices of bonds having similar timing and amounts of cash flows as our estimated defined benefit payments. We use a yield curve based on high quality, long-term corporate bonds to calculate the single equivalent discount rate that results in the same present value as the sum of each of the plan's estimated benefit payments discounted at their respective spot rates.

Plan Assets

The investment policy of our pension plan is based on an evaluation of our ability and willingness to assume investment risk in light of the financial and benefit-related goals objectives deemed to be prudent by the fiduciaries of our pension plan assets. These objectives include, but are not limited to, earning a rate of return over time to satisfy the benefit obligation, managing funded status volatility, and maintaining sufficient liquidity. As of December 26, 2012, the strategic target asset allocation is 60% equity securities (diversified between domestic and international holdings) and 40% fixed income securities (diversified between corporate and government holdings and generally long duration).

We review the strategic asset allocation periodically to determine the appropriate balance between cost and risk, taking into account the regulatory funding requirements and the nature of our pension plan's liabilities. We monitor the competitive performance versus market benchmarks and rebalance to target allocations if necessary on a quarterly basis.

The fair values of our pension plan assets were as follows:

	Fair Value Measurements as of December 26, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$873	$873	$—	$—
Equity securities:
U.S. large-cap (a)	15,569	15,569	—	—
U.S. mid-cap (b)	4,702	4,702	—	—
U.S. small-cap (c)	1,157	1,157	—	—
International large-cap	9,292	9,292	—	—
Fixed income securities:
U.S. Treasuries	2,582	2,582	—	—
Corporate bonds (d)	20,179	20,179	—	—
Other types of investments:
Commingled funds (e)	3,652	—	3,652	—
Total	$58,006	$54,354	$3,652	$—

(a)
The majority of this category represents a fund with the objective of approximating the return of the S&P 500 Index.  The remaining securities include both a large-value fund and a large-growth fund investing in diverse industries.

(b)	This category includes both a mid-growth fund with the objective of outperforming the Russell Mid Cap Growth Index and a mid-value fund investing in diverse industries.

(c)	This category includes both a small-value fund and a small-growth fund investing in diverse industries.

(d)	This category includes intermediate and long-term investment grade bonds from diverse industries.

(e)	This category represents a fund of well diversified mutual funds with the objective of providing a low-volatility means to access equity-like returns.

	Fair Value Measurements as of December 28, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$611	$611	$—	$—
Equity securities:
U.S. large-cap (a)	14,208	14,208	—	—
U.S. mid-cap (b)	4,371	4,371	—	—
U.S. small-cap (c)	1,046	1,046	—	—
International large-cap	8,440	8,440	—	—
Fixed income securities:
U.S. Treasuries	2,375	2,375	—	—
Corporate bonds (d)	18,849	18,849	—	—
Other types of investments:
Commingled funds (e)	3,370	—	3,370	—
Total	$53,270	$49,900	$3,370	$—

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

Contributions and Expected Future Benefit Payments

We made contributions of $2.8 million and $1.9 million to our qualified pension plan during the years ended December 26, 2012 and December 28, 2011, respectively. We made contributions of $0.2 million and $0.2 million to our other defined benefit plans during the years ended December 26, 2012 and December 28, 2011. We expect to contribute $2.8 million and $0.3 million to our qualified pension plan and other defined benefit plans, respectively, during 2013. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2018 through 2022 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2013	$3,489	$341
2014	3,442	296
2015	3,377	220
2016	3,357	189
2017	3,381	238
2018 through 2022	19,162	1,073

Defined Contribution Plans

Eligible employees can elect to contribute up to 15% of their compensation to our 401(k) plan. As a result of certain IRS limitations, participation in a non-qualified deferred compensation plan is offered to certain employees. Under this deferred compensation plan, participants are allowed to defer up to 50% of their annual salary and up to 100% of their incentive compensation. Under both plans, we make matching contributions of up to 3% of compensation. Participants in the deferred compensation plan are eligible to participate in the 401(k) plan; however, due to the above referenced IRS limitations, they are not eligible to receive the matching contributions under the 401(k) plan. Under these plans, we made contributions of $1.3 million, $1.3 million and $1.4 million for 2012, 2011 and 2010, respectively.

Note 13.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands)
Current:
Federal	$875	$—	$—
State, foreign and other	1,148	1,919	1,058
Deferred:
Federal	9,683	2,879	235
State, foreign and other	1,740	344	88
Provision for income taxes before release of valuation allowance	13,446	5,142	1,381
Release of valuation allowance	(661)	(89,102)	—
Total provision for (benefit from) income taxes	$12,785	$(83,960)	$1,381

As of December 29, 2010, we had a full valuation allowance against certain of our deferred tax assets, consisting primarily of net operating loss carryforwards, temporary differences and state and general business credits. Based upon our operating results over recent years, as well as an assessment of our expected future results of operations, during the year ended December 28, 2011, we determined that it is more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million. The release of our valuation allowance was determined in accordance with the provisions of ASC 740, which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Of the valuation allowance remaining, approximately $2.0 million, if released, will be credited directly to paid-in capital.

It is more likely than not that we will be able to utilize most of our federal net operating loss and credit carryforwards prior to expiration. In addition, it is more likely than not we will be able to utilize all of our existing temporary differences and a portion of our state tax net operating losses and state tax credit carryforwards prior to their expiration.

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 26, 2012	December 28, 2011	December 29, 2010
Statutory provision rate	35%	35%	35%
State, foreign, and other taxes, net of federal income tax benefit	5	6	3
Wage addback (deductions) on income tax credits earned (expired), net	2	(4)	(9)
Portion of net operating losses, temporary differences and unused income tax credits resulting from the valuation allowance	—	—	(24)
General business credits generated	(7)	(14)	—
Other	3	(4)	1
	38%	19%	6%
Release of valuation allowance	(2)	(315)	—
Effective tax rate	36%	(296)%	6%

During the years ended December 26, 2012, December 28, 2011 and December 29, 2010, the statutory provision rate included reductions of 2%, 315% and 24%, respectively, principally related to the reversal or change of valuation allowances associated with the utilization of net operating losses, temporary differences and alternative minimum tax credits. Specifically, during 2012, we recorded a benefit of $0.7 million. During 2011, we recorded a benefit of $89.1 million related to the release of the majority of the valuation allowance. During fiscal 2010, we recorded a $1.1 million, or 5%, increase in the valuation allowance related to net operating losses, a $7.2 million, or 30%, reduction in the valuation allowance related to temporary differences and a $0.3 million, or 1%, increase in the valuation allowance related to other items.

Also during 2012, we recorded a $1.7 million out-of-period discrete tax adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. This out-of-period adjustment was not material to any prior or current year financial statements or on earnings trends. In addition, a $1.6 million tax benefit was recorded in 2012 relating to additional state credits generated during 2012 from prior years' activity.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 26, 2012	December 28, 2011
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$9,314	$10,048
Capitalized leases	3,023	3,577
Accrued exit cost	2,158	2,260
Fixed assets	10,707	13,508
Pension, other retirement and compensation plans	14,778	17,145
Other accruals	1,050	—
Future deductions on expired wage based credits	—	1,535
Alternative minimum tax credit carryforwards	12,948	12,409
General business credit carryforwards - state and federal	35,105	35,769
Net operating loss carryforwards - state	13,398	24,587
Net operating loss carryforwards - federal	—	5,371
Total deferred tax assets before valuation allowance	102,481	126,209
Less: valuation allowance	(12,860)	(22,700)
Total deferred tax assets	89,621	103,509
Deferred tax liabilities:
Intangible assets	(23,818)	(24,610)
Deferred finance costs	(220)	(2,583)
Other assets	—	(161)
Total deferred tax liabilities	(24,038)	(27,354)
Net deferred tax asset	$65,583	$76,155

Net deferred tax assets are classified as follows:
Current	$19,807	$15,519
Noncurrent	45,776	60,636
Total	$65,583	$76,155

At December 26, 2012, we had available, on a consolidated basis, federal general business credit carryforwards of approximately $37.2 million, most of which expire between 2019 and 2032, and alternative minimum tax ("AMT") credit carryforwards of approximately $12.9 million, which never expire. We also had available regular NOL and AMT NOL carryforwards of approximately $0.5 million and $117.0 million, respectively, which expire between 2021 and 2030. Approximately $0.5 million of these net operating loss carryforwards and $3.7 million of general business credit carryforwards are unrecognized in the schedule above and on our Consolidated Balance Sheets as a result of the application of ASC Paragraph 718-740-25-10, which delays their recognition until they reduce taxes payable.

The South Carolina net operating loss carryforwards represent 73% of the total state net operating loss carryforwards.

Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of our NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of our net unrealized built-in gains at the time of any ownership change recognized in that taxable year. Prior to 2011, a valuation allowance was established for a significant portion of these deferred tax assets since it was our position that it was more likely than not the tax benefit would not be realized from these assets. In conjunction with our ongoing review of our actual results and anticipated future earnings, we reassessed the possibility of releasing a portion or all of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance was appropriate as of December 28, 2011. It is our position that any pre-2005 credits or net operating loss carryforwards can be utilized due to the total amount of unrealized built-in gains recognized and annual limitation accumulated as of December 26, 2012. The occurrence of an additional ownership change could limit our ability to utilize our current net operating losses and income tax credits generated after 2004.

There were no unrecognized tax benefits as of December 26, 2012, and December 28, 2011. We do not expect the unrecognized tax benefits to increase over the next twelve months. As of and for the years ended December 26, 2012, and December 28, 2011, there were no interest and penalties recognized in our Consolidated Balance Sheets and Consolidated Statements of Income.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. We remain subject to examination for U.S. federal taxes for 2010, 2011 and 2012 and in the following major state jurisdictions: California (2008-2012); Florida (2010-2012) and Texas (2008-2012).

Note 14.     Share-Based Compensation

Share-Based Compensation Plans

We maintain four share-based compensation plans (the Denny’s Corporation 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”), Denny’s Corporation 2008 Omnibus Incentive Plan (the “2008 Omnibus Plan”), the Denny’s Corporation Amended and Restated 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”), and the Denny’s, Inc. Omnibus Incentive Compensation Plan for Executives) under which stock options and other awards granted to our employees and directors are outstanding.

The 2012 Omnibus Plan is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of these plans. There were originally 4.5 million shares reserved for issuance under the 2012 Omnibus Plan, plus a number of additional shares (not to exceed 1.5 million) underlying awards that were outstanding prior to the adoption of the 2012 Omnibus Plan pursuant to our other plans which thereafter cancel, terminate or expire unexercised for any reason. The 2008 Omnibus Plan and the 2004 Omnibus Plan will no longer be used to grant share-based compensation awards. There were originally 4.5 million shares reserved for issuance under the 2008 Omnibus Plan. There were originally 10.0 million shares reserved for issuance under the 2004 Omnibus Plan. During 2010, we registered 1.5 million shares to be issued outside of these plans pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4). During 2011 and 2010, a portion of these shares were used to grant options and restricted stock awards to our new Chief Executive Officer, Chief Operating Officer and Chief Marketing Officer.

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

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands)
Stock options	$909	$1,069	$1,072
Restricted stock units	2,050	2,369	1,451
Board deferred stock units	537	781	317
Total share-based compensation	$3,496	$4,219	$2,840

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 26, 2012:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	4,140	$3.15
Granted	—	—
Exercised	(843)	2.59
Forfeited	(161)	3.52
Expired	(37)	4.02
Outstanding, end of year	3,099	3.28	5.33	$4,802
Exercisable, end of year	2,394	3.22	4.59	$3,870

The aggregate intrinsic value represents the difference between the market price of our stock on December 26, 2012 and the exercise price, multiplied by the number of options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $1.7 million, $3.6 million and $5.6 million during the years ended December 26, 2012, December 28, 2011 and December 29, 2010, respectively.

There were no options granted during the year ended December 26, 2012. The weighted-average fair value per option of options granted during the years ended December 28, 2011 and December 29, 2010 was $1.98 and $1.31, respectively.

At December 26, 2012 and December 28, 2011, approximately $19.3 million and $17.4 million, respectively, was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to stock options. As of December 26, 2012, we had approximately $0.6 million of unrecognized compensation cost related to unvested stock option awards granted, which is expected to be recognized over a weighted-average of 0.8 years years.

Restricted Stock Units

We primarily grant restricted stock units containing performance conditions. These conditions are generally based on either the Total Shareholder Return of our stock compared with the returns of a group of peer companies or our stock's achievement of certain stock price thresholds. The following table summarizes information about restricted stock units activity:

	Fiscal Year Ended
	December 26, 2012		December 28, 2011		December 29, 2010
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	1,276	$3.19	1,450	$2.92	2,009	$3.47
Granted	397	6.05	416	3.99	619	2.29
Vested	(445)	3.28	(535)	3.07	(908)	3.54
Forfeited	(295)	3.37	(55)	3.42	(270)	3.47
Outstanding, end of year	933	4.30	1,276	3.19	1,450	2.92

In February 2012, we granted approximately 0.4 million performance shares and related performance-based target cash awards of $2.0 million to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $6.05 per share and the payout probability of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 26, 2012. The performance period is the three year fiscal period beginning December 29, 2011 and ending December 31, 2014. The performance shares and cash awards will vest and be earned (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared with the Total Shareholder Returns of a group of peer companies. As of December 26, 2012, approximately 0.3 million performance shares and performance-based target cash awards of $1.6 million were outstanding under this award.

At December 26, 2012, $0.4 million and $0.9 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 26, 2012) and $4.1 million was included as a component of additional paid-in capital in our Consolidated Balance Sheet related to the equity classified restricted stock units. At December 28, 2011, $0.5 million and $0.3 million of accrued compensation was included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheet, respectively, (based on the fair value of the related shares for the liability classified units as of December 28, 2011) and $4.5 million was included as a component of additional paid-in-capital in our Consolidated Balance Sheet related to the equity classified restricted stock units.

During the year ended December 26, 2012, we made payments of $1.0 million in cash and issued 0.2 million shares of common stock related to restricted stock unit awards.

As of December 26, 2012, we had $2.8 million of unrecognized compensation cost related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted-average of 1.3 years.

Board Deferred Stock Units

During the year ended December 26, 2012, we granted 0.2 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $4.05 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the year ended December 26, 2012, less than 0.1 million deferred stock units were converted into shares of common stock. Approximately 0.7 million and 0.5 million of these units were outstanding as of December 26, 2012 and December 28, 2011, respectively. As of December 26, 2012, we had approximately $0.2 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.3 years.

Note 15.     Net Income Per Share

The net income per share was as follows:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands, except per share amounts)
Numerator:
Net income	$22,309	$112,287	$22,713

Denominator:
Weighted average shares - basic	94,949	97,646	98,902
Effect of dilutive securities:
Options	883	942	1,302
Restricted stock units and awards	922	1,000	1,187
Weighted average shares - diluted	96,754	99,588	101,391

Basic net income per share	$0.23	$1.15	$0.23
Diluted net income per share	$0.23	$1.13	$0.22

Stock options excluded (1)	418	2,150	2,238
Restricted stock units and awards excluded (1)	330	735	450

(1)	Excluded from diluted weighted-average shares outstanding as the impact would be antidilutive.

Note 16.     Share Repurchases

Our Old Credit Facility permitted and our New Credit Facility permits the payment of cash dividends and the purchase of Denny’s Corporation Common Stock subject to certain limitations. Over the past several years, our Board of Directors has approved share repurchase programs authorizing us to repurchase up to a set amount of shares of our Common Stock. Under the programs, we could, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions.

During 2012, 2011 and 2010, the Board approved share repurchase programs for 6.0 million, 6.0 million and 3.0 million shares, respectively. During 2012, 2011 and 2010, we repurchased 4.8 million, 5.7 million and 1.0 million shares for a total of $22.2 million, $21.6 million and $3.9 million, respectively, thus completing the 2010 and 2011 repurchase programs. As of December 26, 2012, there are 3.5 million shares remaining to be repurchased under the 2012 repurchase program.

Repurchased shares are included as treasury stock in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Deficit.

Note 17.     Commitments and Contingencies

Through 2011, we converted a total of 123 former Flying J restaurant sites to Denny's. We are not party to the individual leases or debt agreements related to the restaurants operated by franchisees. However, we have guaranteed up to $2.0 million of lease payments to Pilot Flying J during the first five years of the related leases. Additionally, we have guaranteed a limited amount of debt payments to lenders under certain loan pools through the term of the related loans, which is generally five years. There were $7.2 million and $15.5 million of loans outstanding under the loan pools as of December 26, 2012 and December 28, 2011, respectively. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 26, 2012, no events had occurred that caused us to make payments under the guarantees. As of December 26, 2012, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $0.9 million, respectively. As a result of these guarantees, we have recorded liabilities of approximately $0.1 million and $0.2 million, as of December 26, 2012 and December 28, 2011, respectively, which are included as a component of other noncurrent liabilities and deferred credits in our Consolidated Balance Sheet and other nonoperating expense in our Consolidated Statement of Income.

We have arranged a new loan program to support domestic growth. This program provides up to $100 million in loans to new and existing franchisees that open new restaurants in under-penetrated markets. We will guarantee up to the lesser of $12 million or 12% of the total outstanding loans under the program. Payments under this guarantee would result from the inability of a franchisee to fund required payments when due. There were no loans outstanding under this program as of December 26, 2012 and December 28, 2011, respectively.

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

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments for both company and franchise restaurants at December 26, 2012 under these contracts consist of the following:

Purchase Obligations
(In thousands)
Payments due by period:
Less than 1 year	$164,443
1-2 years	10,225
3-4 years	3,834
5 years and thereafter	—
Total	$178,502

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 18.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 26, 2012	December 28, 2011	December 29, 2010
	(In thousands)
Income taxes paid, net	$2,034	$1,124	$850
Interest paid	$12,918	$21,350	$25,277

Noncash investing and financing activities:
Notes received in connection with disposition of property	$290	$500	$200
Accrued purchase of property	$1,570	$351	$1,953
Issuance of common stock, pursuant to share-based compensation plans	$1,151	$1,685	$1,511
Execution of capital leases	$2,643	$4,037	$3,480
Treasury stock payable	$560	$—	$—
Accrued deferred financing costs	$—	$—	$255

Note 19.     Related Party Transactions

We have sold company restaurants to franchisees that are former employees, including former officers. We received cash proceeds of $0.5 million, $0.3 million and $1.5 million from these related party sales during 2012, 2011 and 2010, respectively. We recognized a loss of $0.2 million, and gains of $0.2 million and $1.3 million from these related party sales during 2012, 2011 and 2010, respectively. In relation to these sales, we may enter into leases or subleases with the franchisees at normal market rates.

Note 20.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2012 and 2011 are set forth below:

	Fiscal Year Ended December 26, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$94,163	$91,239	$86,575	$81,733
Franchise and licensing revenue	32,575	33,492	34,370	34,216
Total operating revenue	126,738	124,731	120,945	115,949
Total operating costs and expenses	112,825	105,732	109,255	104,162
Operating income	$13,913	$18,999	$11,690	$11,787
Net income	$5,865	$4,601	$5,363	$6,480
Basic net income per share (a)	$0.06	$0.05	$0.06	$0.07
Diluted net income per share (a)	$0.06	$0.05	$0.06	$0.07

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 28, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$104,555	$104,021	$104,659	$98,360
Franchise and licensing revenue	31,250	31,832	32,023	31,834
Total operating revenue	135,805	135,853	136,682	130,194
Total operating costs and expenses	124,311	122,146	122,715	118,388
Operating income	$11,494	$13,707	$13,967	$11,806
Net income	$4,124	$8,130	$7,985	$92,048
Basic net income per share (a)	$0.04	$0.08	$0.08	$0.96
Diluted net income per share (a)	$0.04	$0.08	$0.08	$0.94

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

The fluctuation in net income during the fourth quarter of 2011 resulted from the release of the majority of the valuation allowance on our deferred tax assets. The other fluctuations in net income during the fiscal 2012 and 2011 quarters relate primarily to the timing of the sale of company restaurants to franchisees.

Note 21.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2013

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer, President and Director	March 11, 2013
(John C. Miller)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Director	March 11, 2013
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	March 11, 2013
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Debra Smithart-Oglesby	Director and Chair of the Board of Directors	March 11, 2013
(Debra Smithart-Oglesby)

/s/ Gregg R. Dedrick	Director	March 11, 2013
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	March 11, 2013
(José M. Gutiérrez)

/s/ George W. Haywood	Director	March 11, 2013
(George W. Haywood)

/s/ Brenda J. Lauderback	Director	March 11, 2013
(Brenda J. Lauderback)

/s/ Robert E. Marks	Director	March 11, 2013
(Robert E. Marks)

/s/ Louis P. Neeb	Director	March 11, 2013
(Louis P. Neeb)

/s/ Donald C. Robinson	Director	March 11, 2013
(Donald C. Robinson)

/s/ Laysha Ward	Director	March 11, 2013
(Laysha Ward)