Form 10-Q
period 2013-03-27
DENNYS CORP
filed 2013-05-01
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2013

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

Yes  ☐    No  ☑

 As of April 25, 2013, 91,773,875 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 27, 2013	December 26, 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$10,263	$13,565
Receivables	16,762	19,947
Inventories	2,925	2,890
Current deferred tax asset	20,238	19,807
Prepaid and other current assets	6,184	8,401
Total current assets	56,372	64,610
Property, net of accumulated depreciation of $252,687 and $250,173 respectively	105,426	107,004
Goodwill	31,430	31,430
Intangible assets, net	48,369	48,920
Deferred financing costs, net	1,917	2,041
Noncurrent deferred tax asset	42,305	45,776
Other noncurrent assets	25,474	25,104
Total assets	$311,293	$324,885

Liabilities
Current liabilities:
Current maturities of long-term debt	$9,250	$8,500
Current maturities of capital lease obligations	4,135	4,181
Accounts payable	19,336	24,461
Other current liabilities	46,529	54,682
Total current liabilities	79,250	91,824
Long-term liabilities:
Long-term debt, less current maturities	156,750	161,500
Capital lease obligations, less current maturities	16,012	15,953
Liability for insurance claims, less current portion	16,845	18,045
Other noncurrent liabilities and deferred credits	40,617	42,023
Total long-term liabilities	230,224	237,521
Total liabilities	309,474	329,345

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; authorized - 135,000; March 27, 2013: 104,341 shares issued and 92,465 shares outstanding; December 26, 2012: 103,764 shares issued and 92,229 shares outstanding	$1,044	$1,038
Paid-in capital	563,483	562,657
Deficit	(488,437)	(495,518)
Accumulated other comprehensive loss, net of tax	(24,745)	(24,999)
Shareholders’ equity before treasury stock	51,345	43,178
Treasury stock, at cost, 11,876 and 11,535 shares, respectively	(49,526)	(47,638)
Total shareholders' equity (deficit)	1,819	(4,460)
Total liabilities and shareholders' equity	$311,293	$324,885
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$81,030	$94,163
Franchise and license revenue	33,460	32,575
Total operating revenue	114,490	126,738
Costs of company restaurant sales:
Product costs	21,146	23,533
Payroll and benefits	31,546	37,753
Occupancy	5,228	5,774
Other operating expenses	11,200	12,895
Total costs of company restaurant sales	69,120	79,955
Costs of franchise and license revenue	11,402	11,312
General and administrative expenses	15,159	15,663
Depreciation and amortization	5,224	6,060
Operating (gains), losses and other charges, net	134	(165)
Total operating costs and expenses, net	101,039	112,825
Operating income	13,451	13,913
Interest expense, net	2,800	4,456
Other nonoperating expense (income), net	1	(295)
Net income before income taxes	10,650	9,752
Provision for income taxes	3,569	3,887
Net income	$7,081	$5,865

Basic net income per share	$0.08	$0.06
Diluted net income per share	$0.07	$0.06

Basic weighted average shares outstanding	92,350	96,075
Diluted weighted average shares outstanding	94,461	97,878

Comprehensive income	$7,335	$6,133

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 26, 2012	103,764	$1,038	(11,535)	$(47,638)	$562,657	$(495,518)	$(24,999)	$(4,460)
Net income	—	—	—	—	—	7,081	—	7,081
Minimum pension liability adjustment, net of tax expense of $165	—	—	—	—	—	—	254	254
Share-based compensation on equity classified awards	—	—	—	—	241	—	—	241
Purchase of treasury stock	—	—	(341)	(1,888)	—	—	—	(1,888)
Issuance of common stock for share-based compensation	300	3	—	—	(3)	—	—	—
Exercise of common stock options	277	3	—	—	685	—	—	688
Tax benefit (expense) from stock options exercised	—	—	—	—	(97)	—	—	(97)
Balance, March 27, 2013	104,341	$1,044	(11,876)	$(49,526)	$563,483	$(488,437)	$(24,745)	$1,819

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$7,081	$5,865
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	5,224	6,060
Operating (gains), losses and other charges, net	134	(165)
Amortization of deferred financing costs	133	339
Amortization of debt discount	—	121
Loss on early extinguishment of debt	349	217
Loss on change in the fair value of interest rate cap	2	—
Deferred income tax expense	2,875	3,055
Share-based compensation	1,175	790
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	2,398	1,998
Inventories	(35)	99
Other current assets	2,218	3,037
Other assets	(1,036)	(1,064)
Increase (decrease) in liabilities:
Accounts payable	(2,658)	(5,389)
Accrued salaries and vacations	(5,574)	(638)
Accrued taxes	(117)	(55)
Other accrued liabilities	(2,679)	(4,414)
Other noncurrent liabilities and deferred credits	(2,135)	(1,370)
Net cash flows provided by operating activities	7,355	8,486
Cash flows from investing activities:
Purchase of property	(3,006)	(1,836)
Proceeds from disposition of property	22	3,594
Collections on notes receivable	1,234	1,367
Issuance of notes receivable	(404)	(649)
Net cash flows (used in) provided by investing activities	(2,154)	2,476
Cash flows from financing activities:
Long-term debt payments	(5,072)	(9,137)
Proceeds from exercise of stock options	688	334
Tax withholding on share-based payments	(464)	(145)
Tax (expense) benefit of stock options exercised	(97)	138
Purchase of treasury stock	(2,272)	—
Net bank overdrafts	(1,286)	(2,352)
Net cash flows used in financing activities	(8,503)	(11,162)
Decrease in cash and cash equivalents	(3,302)	(200)
Cash and cash equivalents at beginning of period	13,565	13,740
Cash and cash equivalents at end of period	$10,263	$13,540

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. The following table shows the unit activity for the quarters ended March 27, 2013 and March 28, 2012, respectively:

	Quarter Ended
	March 27, 2013	March 28, 2012
Company restaurants, beginning of period	164	206
Units opened	—	—
Units sold to franchisees	—	(6)
Units closed	—	(3)
End of period	164	197

Franchised and licensed restaurants, beginning of period	1,524	1,479
Units opened	7	6
Units purchased from Company	—	6
Units closed	(6)	(8)
End of period	1,525	1,483
Total restaurants, end of period	1,689	1,680

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 26, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 26, 2012. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 25, 2013.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Intangibles

ASU No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”

Effective December 27, 2012, we adopted ASU 2012-02, which modifies the impairment test for indefinite-lived intangible assets. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined through the qualitative assessment that the indefinite-lived intangible asset's fair value is more likely than not greater than its carrying value, the quantitative impairment calculations would not be required. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The adoption did not have any impact on our Condensed Consolidated Financial Statements.

Comprehensive Income

ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income"

Effective December 27, 2012, we adopted ASU 2013-02, which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is to be applied prospectively. The adoption concerns presentation and disclosure only and did not have an impact on our financial position or results of operations.
Accounting Standards to be Adopted

We reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	March 27, 2013	December 26, 2012
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,158	$10,212
Notes receivable from franchisees	3,523	4,310
Vendor receivables	942	2,529
Credit card receivables	989	1,384
Other	1,163	1,524
Allowance for doubtful accounts	(13)	(12)
Total current receivables, net	$16,762	$19,947

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$960	$1,002

For the quarters ended March 27, 2013 and March 28, 2012, we recognized interest income on notes receivable from franchisees of less than $0.1 million. These amounts are included as a component of interest expense, net on our Condensed Consolidated Statements of Comprehensive Income.

Note 4.    Goodwill and Other Intangible Assets

Goodwill and intangible assets were comprised of the following:

	March 27, 2013		December 26, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill	$31,430	$—	$31,430	$—

Intangible assets with indefinite lives:
Trade names	$44,050	$—	$44,050	$—
Liquor licenses	126	—	156	—
Intangible assets with definite lives:
Franchise and license agreements	32,879	28,736	37,524	32,863
Foreign license agreements	241	191	241	188
Intangible assets	$77,296	$28,927	$81,971	$33,051

Note 5.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
(Gains) losses on sales of assets and other, net	$18	$(1,955)
Restructuring charges and exit costs	116	1,267
Impairment charges	—	523
Operating (gains), losses and other charges, net	$134	$(165)

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Exit costs	$56	$579
Severance and other restructuring charges	60	688
Total restructuring and exit costs	$116	$1,267

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 26, 2012	$4,061
Exit costs (1)	56
Payments, net of sublease receipts	(447)
Interest accretion	70
Balance, March 27, 2013	3,740
Less current portion included in other current liabilities	1,269
Long-term portion included in other noncurrent liabilities	$2,471

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities are as follows:

(In thousands)
Remainder of 2013	$1,171
2014	1,077
2015	379
2016	321
2017	323
Thereafter	1,328
Total	4,599
Less imputed interest	859
Present value of exit cost liabilities	$3,740

As of March 27, 2013 and December 26, 2012, we had accrued severance and other restructuring charges of $0.3 million and $0.5 million, respectively. The balance as of March 27, 2013 is expected to be paid during the next 12 months.

Note 6.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 27, 2013
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$7,331	$7,331	$—	$—	market approach
Interest rate caps	$6	$—	$6	$—	income approach
Total	$7,337	$7,331	$6	$—

	Fair Value Measurements as of December 26, 2012
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Deferred compensation plan investments	$6,371	$6,371	$—	$—	market approach
Interest rate caps	$8	$—	$8	$—	income approach
Total	$6,379	$6,371	$8	$—

In addition to the financial assets and liabilities that are measured at fair value on a recurring basis, we measure certain assets and liabilities at fair value on a nonrecurring basis. As of March 27, 2013, there were no such nonrecurring measurements. As of December 26, 2012, impaired assets related to underperforming units were written down to a fair value of $0.2 million based on the income approach.

Disclosures of Fair Value of Other Assets and Liabilities

The liabilities under our credit facility are carried at historical cost in our Condensed Consolidated Balance Sheets. As of March 27, 2013 and December 26, 2012, the estimated fair value (Level 2) of our senior secured term loan approximated its carrying value. The fair value of our long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at market rates.

Note 7.     Long-Term Debt

As of March 27, 2013, Denny’s Corporation and certain of its subsidiaries had a credit facility comprised of a senior secured term loan in an original principal amount of $190 million and a senior secured revolver of $60 million (with a $30 million letter of credit sublimit). As of March 27, 2013, we had outstanding term loan borrowings under the credit facility of $166.0 million and outstanding letters of credit under the senior secured revolver of $25.2 million. There were no revolving loans outstanding at March 27, 2013. These balances resulted in availability of $34.8 million under the revolving facility. The weighted-average interest rate under the term loan was 2.96% and 2.97% as of March 27, 2013 and December 26, 2012, respectively.

A commitment fee of 0.375% was paid on the unused portion of the revolving credit facility. Interest on the credit facility was payable at per annum rates equal to LIBOR plus 275 basis points. The maturity date for the credit facility was April 12, 2017. The term loan under the credit facility amortized $19.0 million annually, payable in quarterly installments, with all remaining amounts due on the maturity date. We were required to make certain mandatory prepayments under certain circumstances and had the option to make certain prepayments under the credit facility. The optional prepayments were applied against future amortization. The credit facility included events of default (and related remedies, including acceleration and increased interest rates following an event of default) that were usual for facilities and transactions of this type.

The credit facility was guaranteed by the Company and its material subsidiaries and was secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It included negative covenants that are usual for facilities and transactions of this type. The credit facility also included certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charged coverage ratio and maximum capital expenditures.

During the quarter ended March 27, 2013, we made $4.0 million of principal payments on the term loan under the credit facility.

On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings under the credit facility for a two year period. The 200 basis point LIBOR cap applies to $150 million of borrowings during the first year and $125 million of borrowings during the second year.

Subsequent to the end of the quarter, we refinanced our credit facility and entered into additional interest rate hedges. See Note 15.

We believe that our estimated cash flows from operations for 2013, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 8.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Defined Benefit Plans
	Quarter Ended		Quarter Ended
	March 27, 2013	March 28, 2012	March 27, 2013	March 28, 2012
	(In thousands)
Service cost	$100	$84	$—	$—
Interest cost	754	789	28	29
Expected return on plan assets	(1,124)	(1,012)	—	—
Amortization of net loss	419	428	18	13
Net periodic benefit cost	$149	$289	$46	$42

We made contributions of $1.4 million and $0.3 million to our qualified pension plan during the quarters ended March 27, 2013 and March 28, 2012, respectively. We made contributions of less than $0.1 million to our other defined benefit plans during both quarters ended March 27, 2013 and March 28, 2012. We expect to contribute an additional $1.4 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2013.

During the quarter ended March 27, 2013, we amortized $0.3 million of actuarial losses, net of tax, out of accumulated other comprehensive loss into net periodic benefit cost, which is reported as a component of general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income. Additional minimum pension liability of $24.7 million and $25.0 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Equity as of March 27, 2013 and December 26, 2012.

Note 9.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Stock options	$164	$328
Restricted stock units	831	443
Board deferred stock units	180	19
Total share-based compensation	$1,175	$790

Stock Options

We did not grant any stock options during the quarter ended March 27, 2013. As of March 27, 2013, we had approximately $0.4 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 0.8 years.

Restricted Stock Units

In January 2013, we granted approximately 0.3 million performance shares and related performance-based target cash awards of $2.1 million to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $8.05 per share and the payout probability of the target cash awards. In addition, the awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 25, 2013. The performance period is the three year fiscal period beginning December 27, 2012 and ending December 30, 2015. The performance shares and cash awards will vest and be earned (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared to the Total Shareholder Returns of a group of peer companies.

During the quarter ended March 27, 2013, we made payments of $0.9 million in cash and issued 0.3 million shares of common stock related to restricted stock unit awards.

As of March 27, 2013, we had approximately $6.6 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.9 years.

Board Deferred Stock Units

During the quarter ended March 27, 2013, we granted less than 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $5.06 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the quarter ended March 27, 2013, less than 0.1 million deferred stock units were converted into shares of common stock. As of March 27, 2013, we had approximately $0.1 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.1 years.

Note 10.     Income Taxes

The provision for income taxes was $3.6 million and $3.9 million for the quarters ended March 27, 2013 and March 28, 2012, respectively. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to a discrete tax item. The passage of the American Tax Payer Relief Act of 2012, enacted in January 2013, resulted in a deferred tax benefit of $0.5 million related to work opportunity credits generated in 2012, which were allowed retroactively. The provision for income taxes for the first quarter of 2012 was determined using our effective rate estimated for the entire fiscal year.

Note 11.     Net Income Per Share

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands, except for per share amounts)
Numerator:
Net income	$7,081	$5,865

Denominator:
Weighted average shares - basic	92,350	96,075
Effect of dilutive securities:
Options	1,023	904
Restricted stock units and awards	1,088	899
Weighted average shares - diluted	94,461	97,878

Basic net income per share	$0.08	$0.06
Diluted net income per share	$0.07	$0.06

Stock options excluded (1)	—	1,730
Restricted stock units and awards excluded (1)	331	715

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 12.     Supplemental Cash Flow Information

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Income taxes paid, net	$343	$213
Interest paid	$2,526	$4,887

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,586	$296
Execution of capital leases	$1,313	$1,010
Treasury stock payable	$177	$—

Note 13.     Share Repurchase

Our Old Credit Facility (as defined below in Note 15) permitted and our New Credit Facility (as defined below in Note 15) permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In May 2012, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of March 27, 2013, we had repurchased 2.9 million shares of Common Stock for approximately $14.1 million and there were 3.1 million shares remaining to be repurchased under this share repurchase program.

Subsequent to the end of the quarter, we announced that our Board of Directors approved a new share repurchase program. See Note 15.

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

Note 15.     Subsequent Events

Refinancing of Credit Facility
On April 24, 2013, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new senior secured credit agreement in an aggregate principal amount of $250 million (the “New Credit Facility”). The New Credit Facility is comprised of a $60 million senior secured term loan and a $190 million senior secured revolver (with a $30 million letter of credit sublimit). As of the closing, there were $105 million of borrowings outstanding under the new revolver. Borrowings under the New Credit Facility bear a tiered interest rate based on the Company's consolidated leverage ratio and is initially set at LIBOR plus 200 basis points. The New Credit Facility includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 24, 2018.
The New Credit Facility is being used to refinance the Old Credit Facility (described in Note 7) and will also be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.
The term loan under the New Credit Facility requires amortization of the original term loan balance of 5% per year in the first two years, 7.5% in the subsequent two years and 10% in the fifth year with the balance due at maturity. We will be required to make certain mandatory prepayments under certain circumstances and will have the option to make certain prepayments under the New Credit Facility. The New Credit Facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type. We estimate that the refinancing will result in a one-time charge to other nonoperating expense of approximately $1.2 million in the second quarter of 2013, as a result of charges for the unamortized portion of deferred financing costs related to the Old Credit Facility, and a portion of the fees related to the New Credit Facility.
Share Repurchase Authorization
On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our Common Stock. Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of April 24, 2013, there were approximately 2.4 million shares remaining available to be repurchased under our previous share repurchase program (as described above in Note 13).

Interest Rate Hedges
Our existing interest rate hedges remain in effect under the New Credit Facility until April 13, 2014 (see Note 7). In addition, on April 30, 2013, we entered into interest rate hedges that cap the LIBOR rate on borrowings under the New Credit Facility. The 200 basis point LIBOR cap applies to $150 million of borrowings from April 14, 2014 through March 31, 2015.

Also, on April 30, 2013, we entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $150 million notional debt obligation from March 31, 2015 through March 31, 2017 and a related $140 million notional debt obligation from April 1, 2017 through March 29, 2018. Under the terms of the swaps, we will pay an average fixed rate of 3.12% on the notional amounts and receive payments from a counterparty based on the 30-day LIBOR rate.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of March 27, 2013 and results of operations for the quarter ended March 27, 2013 compared to the quarter ended March 28, 2012. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 26, 2012.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Comprehensive Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 27, 2013		March 28, 2012
	(Dollars in thousands)
Revenue:
Company restaurant sales	$81,030	70.8%	$94,163	74.3%
Franchise and license revenue	33,460	29.2%	32,575	25.7%
Total operating revenue	114,490	100.0%	126,738	100.0%
Costs of company restaurant sales (a):
Product costs	21,146	26.1%	23,533	25.0%
Payroll and benefits	31,546	38.9%	37,753	40.1%
Occupancy	5,228	6.5%	5,774	6.1%
Other operating expenses	11,200	13.8%	12,895	13.7%
Total costs of company restaurant sales	69,120	85.3%	79,955	84.9%
Costs of franchise and license revenue (a)	11,402	34.1%	11,312	34.7%
General and administrative expenses	15,159	13.2%	15,663	12.4%
Depreciation and amortization	5,224	4.6%	6,060	4.8%
Operating (gains), losses and other charges, net	134	0.1%	(165)	(0.1)%
Total operating costs and expenses	101,039	88.3%	112,825	89.0%
Operating income	13,451	11.7%	13,913	11.0%
Interest expense, net	2,800	2.4%	4,456	3.5%
Other nonoperating expense (income), net	1	0.0%	(295)	(0.2)%
Net income before income taxes	10,650	9.3%	9,752	7.7%
Provision for income taxes	3,569	3.1%	3,887	3.1%
Net income	$7,081	6.2%	$5,865	4.6%

Other Data:
Company average unit sales	$494		$470
Franchise average unit sales	$349		$349
Company equivalent units (b)	164		200
Franchise equivalent units (b)	1,526		1,481
Company same-store sales increase (decrease) (c)(d)	(1.5)%		0.8%
Domestic franchise same-store sales increase (decrease) (c)(e)	(0.5)%		2.8%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2013 comparable units.

(e)	Prior year amounts have been restated to represent domestic franchise units only.

Quarter Ended March 27, 2013 Compared with Quarter Ended March 28, 2012

Unit Activity

	Quarter Ended
	March 27, 2013	March 28, 2012
Company restaurants, beginning of period	164	206
Units opened	—	—
Units sold to franchisees	—	(6)
Units closed	—	(3)
End of period	164	197

Franchised and licensed restaurants, beginning of period	1,524	1,479
Units opened	7	6
Units purchased from Company	—	6
Units closed	(6)	(8)
End of period	1,525	1,483
Total restaurants, end of period	1,689	1,680

Company Restaurant Operations

During the quarter ended March 27, 2013, we realized a 1.5% decrease in same-store sales. Company restaurant sales decreased $13.1 million, or 13.9%, primarily resulting from a 36 equivalent-unit decrease in company restaurants. The decrease in equivalent-units resulted primarily from the sale of company restaurants to franchisees during the prior year.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 85.3% from 84.9%. Product costs increased to 26.1% from 25.0% primarily due to the unfavorable impact of product mix as well as increased commodity costs. Payroll and benefits decreased to 38.9% from 40.1% primarily as a result of a decrease in incentive compensation and lower medical costs. Occupancy costs increased to 6.5% from 6.1% resulting from the positive development of certain general liability claims in the prior year period. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 27, 2013		March 28, 2012
	(Dollars in thousands)
Utilities	$3,127	3.9%	$3,714	3.9%
Repairs and maintenance	1,349	1.7%	1,688	1.8%
Marketing	3,016	3.7%	3,535	3.8%
Legal	276	0.3%	98	0.1%
Other direct costs	3,432	4.2%	3,860	4.1%
Other operating expenses	$11,200	13.8%	$12,895	13.7%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 27, 2013		March 28, 2012
	(Dollars in thousands)
Royalties	$21,027	62.9%	$20,527	63.0%
Initial fees	280	0.8%	436	1.3%
Occupancy revenue	12,153	36.3%	11,612	35.7%
Franchise and license revenue	$33,460	100.0%	$32,575	100.0%

Occupancy costs	8,853	26.5%	8,723	26.8%
Other direct costs	2,549	7.6%	2,589	7.9%
Costs of franchise and license revenue	$11,402	34.1%	$11,312	34.7%

Royalties increased by $0.5 million, or 2.4%, primarily resulting from a 45 equivalent unit increase in franchised and licensed units, partially offset by a 0.5% decrease in domestic same-store sales, as compared to the prior year. The increase in equivalent units resulted primarily from the sale of company restaurants to franchisees during the prior year. Initial fees decreased by $0.2 million, or 35.8%, as no restaurants were sold to franchisees during the current year period. The increase in occupancy revenue of $0.5 million, or 4.7%, is primarily the result of the sale of restaurants to franchisees during 2012.

Costs of franchise and license revenue increased by $0.1 million, or 0.8%. The increase in occupancy costs of $0.1 million, or 1.5%, is primarily the result of the sale of restaurants to franchisees during the prior year, partially offset by lease expirations. Other direct costs remained flat. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.1% for the quarter ended March 27, 2013 from 34.7% for the quarter ended March 28, 2012.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Share-based compensation	$1,175	$790
Other general and administrative expenses	13,984	14,873
Total general and administrative expenses	$15,159	$15,663

The $0.5 million decrease in general and administrative expenses is the result of $0.9 million in reductions related to payroll and benefits costs, travel and professional fees, partially offset by a $0.4 million increase in share-based compensation resulting from the increased payout probability of certain awards.

Depreciation and amortization is comprised of the following:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Depreciation of property and equipment	$3,693	$4,437
Amortization of capital lease assets	798	818
Amortization of intangible assets	733	805
Total depreciation and amortization expense	$5,224	$6,060

The overall decrease in depreciation and amortization expense is due primarily to the sale of company restaurants to franchisees during fiscal 2012.

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Losses (gains) on sales of assets and other, net	$18	$(1,955)
Restructuring charges and exit costs	116	1,267
Impairment charges	—	523
Operating (gains), losses and other charges, net	$134	$(165)

During the quarter ended March 28, 2012, we recognized gains of $2.0 million, primarily resulting from the sale of restaurant operations to franchisees and the sale of real estate.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Exit costs	$56	$579
Severance and other restructuring charges	60	688
Total restructuring and exit costs	$116	$1,267

Impairment charges of $0.5 million for the quarter ended March 28, 2012 resulted primarily from the impairment of an underperforming unit and a unit identified as assets held for sale.

Operating income was $13.5 million for the quarter ended March 27, 2013 and $13.9 million for the quarter ended March 28, 2012.

Interest expense, net is comprised of the following:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Interest on credit facilities	$1,269	$2,628
Interest on capital lease liabilities	900	969
Letters of credit and other fees	337	461
Other interest income	(21)	(308)
Total cash interest	2,485	3,750
Amortization of deferred financing costs	133	340
Amortization of debt discount	—	121
Interest accretion on other liabilities	182	245
Total interest expense, net	$2,800	$4,456

The decrease in interest expense resulted from a decrease in interest rates related to the 2012 refinancing of our credit facility, as well as debt reductions during 2012.

The provision for income taxes was $3.6 million for the quarter ended March 27, 2013 compared to $3.9 million the quarter ended March 28, 2012. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to a discrete tax item. The passage of the American Tax Payer Relief Act of 2012, enacted in January 2013, resulted in a deferred tax benefit of $0.5 million related to work opportunity credits generated in 2012 which were allowed retroactively. The provision for income taxes for the first quarter of 2012 was determined using our effective rate estimated for the entire fiscal year.

Net income was $7.1 million for the quarter ended March 27, 2013 compared with $5.9 million for the quarter ended March 28, 2012 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our Common Stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Net cash provided by operating activities	$7,355	$8,486
Net cash provided by (used in) investing activities	(2,154)	2,476
Net cash used in financing activities	(8,503)	(11,162)
Decrease in cash and cash equivalents	$(3,302)	$(200)

We believe that our estimated cash flows from operations for 2013, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $2.2 million for the quarter ended March 27, 2013. These cash flows include capital expenditures of $3.0 million and issuances of notes receivable of $0.4 million, partially offset by $1.2 million in collections of notes receivable. Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 27, 2013	March 28, 2012
	(In thousands)
Facilities	$1,199	$962
New construction	400	407
Remodeling	1,030	11
Information technology	96	18
Other	281	438
Capital expenditures	$3,006	$1,836

Capital expenditures for fiscal 2013 are expected to be approximately $19-$21 million, comprised primarily of costs related to remodels and facilities.

Cash flows used in financing activities were $8.5 million for the quarter ended March 27, 2013, which included long-term debt payments of $5.1 million and stock repurchases of $2.3 million.

Our working capital deficit was $22.9 million at March 27, 2013 compared with $27.2 million at December 26, 2012. The decrease in working capital deficit is primarily related to the timing of payments impacting prepaid and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of March 27, 2013, we had outstanding term loan borrowings under the credit facility of $166.0 million and outstanding letters of credit under the senior secured revolver of $25.2 million. There were no revolving loans outstanding at March 27, 2013. These balances resulted in availability of $34.8 million under the revolving facility. The weighted-average interest rate under the term loan was 2.96% as of March 27, 2013.

A commitment fee of 0.375% was paid on the unused portion of the revolving credit facility. Interest on the credit facility was payable at per annum rates equal to LIBOR plus 275 basis points. The maturity date for the credit facility was April 12, 2017. The term loan under the credit facility amortized $19.0 million annually, payable in quarterly installments, with all remaining amounts due on the maturity date. We were required to make certain mandatory prepayments under certain circumstances and had the option to make certain prepayments under the credit facility. The optional prepayments were applied against future amortization. The credit facility included events of default (and related remedies, including acceleration and increased interest rates following an event of default) that were usual for facilities and transactions of this type.

The credit facility was guaranteed by the Company and its material subsidiaries and was secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It included negative covenants that are usual for facilities and transactions of this type. The credit facility also included certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charged coverage ratio and maximum capital expenditures.

On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings under the credit facility for a two year period. The 200 basis point LIBOR cap applies to $150 million of borrowings during the first year and $125 million of borrowings during the second year.

Refinancing of Credit Facility

On April 24, 2013, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new senior secured credit agreement in an aggregate principal amount of $250 million (the “New Credit Facility”). The New Credit Facility is comprised of a $60 million senior secured term loan and a $190 million senior secured revolver (with a $30 million letter of credit sublimit). As of the closing, there were $108 million of borrowings outstanding under the new revolver. Borrowings under the New Credit Facility bear a tiered interest rate based on the Company's consolidated leverage ratio and is initially set at LIBOR plus 200 basis points. The New Credit Facility includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 24, 2018.
The New Credit Facility is being used to refinance the Old Credit Facility and will also be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.
The term loan under the New Credit Facility requires amortization of 5% per year in the first two years, 7.5% in the subsequent two years and 10% in the fifth year with the balance due at maturity. We will be required to make certain mandatory prepayments under certain circumstances and will have the option to make certain prepayments under the New Credit Facility. The New Credit Facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type. We estimate that the refinancing will result in a one-time charge to other nonoperating expense of approximately $1.2 million in the second quarter of 2013, as a result of charges for the unamortized portion of deferred financing costs related to the Old Credit Facility, and a portion of the fees related to the New Credit Facility.
Interest Rate Hedges
Our existing interest rate hedges remain in effect under the New Credit Facility until April 13, 2014. In addition, on April 30, 2013, we entered into interest rate hedges that cap the LIBOR rate on borrowings under the New Credit Facility. The 200 basis point LIBOR cap applies to $150 million of borrowings from April 14, 2014 through March 31, 2015.

Also, on April 30, 2013, we entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $150 million notional debt obligation from March 31, 2015 through March 31, 2017 and a related $140 million notional debt obligation from April 1, 2017 through March 29, 2018. Under the terms of the swaps, we will pay an average fixed rate of 3.12% on the notional amounts and receive payments from a counterparty based on the 30-day LIBOR rate.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 27, 2013, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 275 basis points per annum. Through April 13, 2013, up to $150 million of the term loan borrowings had a 200 basis point LIBOR point cap. As of April 13, 2013, up to $125 million of the term loan borrowing has a 200 basis point LIBOR point cap.

Based on the levels of borrowings under the Old Credit Facility at March 27, 2013, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.7 million. This computation is determined by considering the impact of hypothetical interest rates on the Old Credit Facility at March 27, 2013, taking into consideration the interest rate cap. Based on the levels of borrowings under the New Credit Facility at April 24, 2013, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.7 million. This computation is determined by considering the impact of hypothetical interest rates on the New Credit Facility at April 24, 2013, taking into consideration the interest rate cap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended March 27, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 27, 2012 - January 23, 2013	75	$4.85	75	3,390
January 24, 2013 - February 20, 2013	—	—	—	3,390
February 21, 2013 - March 27, 2013	266	5.70	266	3,124
Total	341	$5.52	341

(1)	Average price paid per share excludes commissions.

(2)
May 18, 2012 we announced that our Board of Directors had approved the repurchase of up to 6 million shares of Common Stock. Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 27, 2013, we purchased 341,100 shares of Common Stock for an aggregate consideration of approximately $1.9 million, pursuant to the share repurchase program.

On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our Common Stock. Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of April 24, 2013, there were approximately 2.4 million shares remaining available to be repurchased under our previous share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Form of the 2013 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate

10.2	Written Description of the Denny's 2013 Long-Term Performance Incentive Program

10.3
Amended and Restated Credit Agreement dated as of April 24, 2013 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Regions Bank and General Electric Capital Corporation, as Co-Syndication Agents, Cadence Bank N.A., Fifth Third Bank and RBS Citizens, N.A., as Co-Documentation Agents, and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Regions Capital Markets and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.

10.4
Amended and Restated Guarantee and Collateral Agreement dated as of April 24, 2013 among Denny's, Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other Subsidiaries of Parent from time to time party hereto, and  Wells Fargo Bank, N.A., as Administrative Agent.

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

DENNY'S CORPORATION

Date:	May 1, 2013	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	May 1, 2013	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller