Form 10-Q
period 2013-06-26
DENNYS CORP
filed 2013-07-29
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2013

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

Yes  ☐   No  ☑

 As of July 25, 2013, 90,426,976 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 26, 2013	December 26, 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,011	$13,565
Receivables	16,389	19,947
Inventories	2,839	2,890
Assets held for sale	1,496	—
Current deferred tax asset	20,240	19,807
Prepaid and other current assets	4,683	8,401
Total current assets	47,658	64,610
Property, net of accumulated depreciation of $252,144 and $250,173 respectively	104,277	107,004
Goodwill	31,451	31,430
Intangible assets, net	48,471	48,920
Deferred financing costs, net	2,333	2,041
Noncurrent deferred tax asset	38,620	45,776
Other noncurrent assets	28,588	25,104
Total assets	$301,398	$324,885

Liabilities
Current liabilities:
Current maturities of long-term debt	$3,000	$8,500
Current maturities of capital lease obligations	4,221	4,181
Accounts payable	18,484	24,461
Other current liabilities	48,055	54,682
Total current liabilities	73,760	91,824
Long-term liabilities:
Long-term debt, less current maturities	153,750	161,500
Capital lease obligations, less current maturities	15,664	15,953
Liability for insurance claims, less current portion	17,079	18,045
Other noncurrent liabilities and deferred credits	38,685	42,023
Total long-term liabilities	225,178	237,521
Total liabilities	298,938	329,345

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; authorized - 135,000; June 26, 2013: 104,479 shares issued and 90,937 shares outstanding; December 26, 2012: 103,764 shares issued and 92,229 shares outstanding	$1,045	$1,038
Paid-in capital	564,777	562,657
Deficit	(482,239)	(495,518)
Accumulated other comprehensive loss, net of tax	(22,150)	(24,999)
Shareholders’ equity before treasury stock	61,433	43,178
Treasury stock, at cost, 13,542 and 11,535 shares, respectively	(58,973)	(47,638)
Total shareholders' equity (deficit)	2,460	(4,460)
Total liabilities and shareholders' equity	$301,398	$324,885
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 26, 2013	June 27, 2012	June 26, 2013	June 27, 2012
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$82,841	$91,239	$163,871	$185,402
Franchise and license revenue	33,730	33,492	67,190	66,067
Total operating revenue	116,571	124,731	231,061	251,469
Costs of company restaurant sales:
Product costs	21,402	22,702	42,548	46,235
Payroll and benefits	33,220	36,617	64,766	74,370
Occupancy	5,513	6,222	10,741	11,996
Other operating expenses	11,316	12,202	22,516	25,097
Total costs of company restaurant sales	71,451	77,743	140,571	157,698
Costs of franchise and license revenue	11,585	11,386	22,987	22,698
General and administrative expenses	14,085	14,785	29,244	30,448
Depreciation and amortization	5,352	5,827	10,576	11,887
Operating (gains), losses and other charges, net	1,484	(4,009)	1,618	(4,174)
Total operating costs and expenses, net	103,957	105,732	204,996	218,557
Operating income	12,614	18,999	26,065	32,912
Interest expense, net	2,548	2,993	5,348	7,449
Other nonoperating expense, net	1,331	8,198	1,332	7,903
Net income before income taxes	8,735	7,808	19,385	17,560
Provision for income taxes	2,537	3,207	6,106	7,094
Net income	$6,198	$4,601	$13,279	$10,466

Basic net income per share	$0.07	$0.05	$0.14	$0.11
Diluted net income per share	$0.07	$0.05	$0.14	$0.11

Basic weighted average shares outstanding	91,659	95,637	92,004	95,856
Diluted weighted average shares outstanding	93,665	97,408	94,081	97,651

Comprehensive income	$8,793	$4,869	$16,128	$11,002

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 26, 2012	103,764	$1,038	(11,535)	$(47,638)	$562,657	$(495,518)	$(24,999)	$(4,460)
Net income	—	—	—	—	—	13,279	—	13,279
Recognition of unrealized gain on hedged transactions, net of tax expense of 1,522	—	—	—	—	—	—	2,348	2,348
Minimum pension liability adjustment, net of tax expense of $325	—	—	—	—	—	—	501	501
Share-based compensation on equity classified awards	—	—	—	—	1,074	—	—	1,074
Purchase of treasury stock	—	—	(2,007)	(11,335)	—	—	—	(11,335)
Issuance of common stock for share-based compensation	300	3	—	—	(3)	—	—	—
Exercise of common stock options	415	4	—	—	1,221	—	—	1,225
Tax expense from stock options exercised	—	—	—	—	(172)	—	—	(172)
Balance, June 26, 2013	104,479	$1,045	(13,542)	$(58,973)	$564,777	$(482,239)	$(22,150)	$2,460

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$13,279	$10,466
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,576	11,887
Operating (gains), losses and other charges, net	1,618	(4,174)
Amortization of deferred financing costs	256	503
Amortization of debt discount	—	137
Loss on early extinguishment of debt	1,687	8,152
(Gain) loss on change in the fair value of interest rate caps	(36)	41
Deferred income tax expense	4,876	6,349
Share-based compensation	2,381	1,666
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	1,986	791
Inventories	52	471
Other current assets	3,718	5,697
Other assets	(1,105)	(2,046)
Increase (decrease) in liabilities:
Accounts payable	(2,734)	(5,781)
Accrued salaries and vacations	(4,783)	(361)
Accrued taxes	360	(135)
Other accrued liabilities	(3,930)	(4,917)
Other noncurrent liabilities and deferred credits	(3,879)	(2,518)
Net cash flows provided by operating activities	24,322	26,228
Cash flows from investing activities:
Purchase of property	(7,745)	(4,279)
Acquisition of restaurant	(799)	—
Proceeds from disposition of property	22	12,929
Collections on notes receivable	2,407	1,490
Issuance of notes receivable	(757)	(1,124)
Net cash flows (used in) provided by investing activities	(6,872)	9,016
Cash flows from financing activities:
Net revolver borrowings under new credit agreement	97,500	—
Term loan borrowings under new credit agreement	60,000	190,000
Long-term debt payments	(172,936)	(207,407)
Proceeds from exercise of stock options	1,225	649
Tax withholding on share-based payments	(464)	(145)
Tax (expense) benefit of stock options exercised	(172)	58
Debt transaction costs	(366)	(1,095)
Deferred financing costs	(1,314)	(1,809)
Purchase of treasury stock	(10,751)	(5,470)
Net bank overdrafts	(1,726)	(2,768)
Net cash flows used in financing activities	(29,004)	(27,987)
(Decrease) increase in cash and cash equivalents	(11,554)	7,257
Cash and cash equivalents at beginning of period	13,565	13,740
Cash and cash equivalents at end of period	$2,011	$20,997

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. The following table shows the unit activity for the quarter and two quarters ended June 26, 2013 and June 27, 2012, respectively:

	Quarter Ended		Two Quarters Ended
	June 26, 2013	June 27, 2012	June 26, 2013	June 27, 2012
Company restaurants, beginning of period	164	197	164	206
Units opened	—	—	—	—
Units acquired from franchisees	1	—	1	—
Units sold to franchisees	—	(17)	—	(23)
Units closed	—	(3)	—	(6)
End of period	165	177	165	177

Franchised and licensed restaurants, beginning of period	1,525	1,483	1,524	1,479
Units opened	11	9	18	15
Units purchased from Company	—	17	—	23
Units acquired by Company	(1)	—	(1)	—
Units closed	(10)	(2)	(16)	(10)
End of period	1,525	1,507	1,525	1,507
Total restaurants, end of period	1,690	1,684	1,690	1,684

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

Note 3.     Receivables

Receivables were comprised of the following:

	June 26, 2013	December 26, 2012
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,808	$10,212
Notes receivable from franchisees	2,738	4,310
Vendor receivables	1,147	2,529
Credit card receivables	965	1,384
Other	1,733	1,524
Allowance for doubtful accounts	(2)	(12)
Total current receivables, net	$16,389	$19,947

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$924	$1,002

For the quarters and two quarters ended June 26, 2013 and June 27, 2012, we recognized interest income on notes receivable from franchisees of less than $0.1 million. These amounts are included as a component of interest expense, net on our Condensed Consolidated Statements of Comprehensive Income.

 Note 4.     Assets Held for Sale

Assets held for sale of $1.5 million as of June 26, 2013 consist of restaurants to be sold to franchisees and real estate to be sold to a third party. There were no assets held for sale as of December 26, 2012. As a result of classifying certain assets as held for sale, we recognized impairment charges of $0.8 million for the quarter and two quarters ended June 26, 2013 and $0.1 million for the quarter and two quarters ended June 27, 2012. This expense is included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Comprehensive Income.

Note 5.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

(In thousands)
Balance, December 26, 2012	$31,430
Addition related to acquisition of restaurant unit	28
Write-offs and reclassifications associated with sale of restaurants	(7)
Balance, June 26, 2013	$31,451

Other intangible assets were comprised of the following:

	June 26, 2013		December 26, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,050	$—	$44,050	$—
Liquor licenses	126	—	156	—
Intangible assets with definite lives:
Franchise and license agreements	33,006	28,757	37,524	32,863
Foreign license agreements	241	195	241	188
Intangible assets	$77,423	$28,952	$81,971	$33,051

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2013	June 27, 2012	June 26, 2013	June 27, 2012
	(In thousands)
Gains on sales of assets and other, net	$(33)	$(4,908)	$(15)	$(6,863)
Restructuring charges and exit costs	660	882	776	2,149
Impairment charges	857	17	857	540
Operating (gains), losses and other charges, net	$1,484	$(4,009)	$1,618	$(4,174)

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 26, 2013	June 27, 2012	June 26, 2013	June 27, 2012
	(In thousands)
Exit costs	$181	$327	$237	$906
Severance and other restructuring charges	479	555	539	1,243
Total restructuring and exit costs	$660	$882	$776	$2,149

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 26, 2012	$4,061
Exit costs (1)	237
Payments, net of sublease receipts	(771)
Interest accretion	135
Balance, June 26, 2013	3,662
Less current portion included in other current liabilities	1,284
Long-term portion included in other noncurrent liabilities	$2,378

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities are as follows:

(In thousands)
Remainder of 2013	$839
2014	1,248
2015	393
2016	329
2017	331
Thereafter	1,336
Total	4,476
Less imputed interest	814
Present value of exit cost liabilities	$3,662

As of June 26, 2013 and December 26, 2012, we had accrued severance and other restructuring charges of $0.4 million and $0.5 million, respectively. The balance as of June 26, 2013 is expected to be paid during the next 12 months.

Impairment charges of $0.9 million for the quarter and two quarters ended June 26, 2013 resulted primarily from the impairment of two units identified as assets held for sale.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of June 26, 2013:
Deferred compensation plan investments (1)	$7,348	$7,348	$—	$—	market approach
Interest rate swaps (2)	$3,870	—	3,870	—	income approach
Interest rate caps (2)	$89	$—	$89	$—	income approach
Total	$11,307	$7,348	$3,959	$—

Fair value measurements as of December 26, 2012:
Deferred compensation plan investments (1)	$6,371	$6,371	$—	$—	market approach
Interest rate caps (2)	$8	$—	$8	$—	income approach
Total	$6,379	$6,371	$8	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the participants’ elected investments.

(2)
The fair values of our interest rate swaps and interest rate caps are based upon Level 2 inputs which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of June 26, 2013:
Assets held for sale (1)	$1,496	$—	$1,496	$—	market approach
Total	$1,496	$—	$1,496	$—

Fair value measurements as of December 26, 2012:
Assets held and used (2)	$228	$—	$—	$228	income approach
Total	$228	$—	$—	$228

(1)
As of June 26, 2013, assets held for sale were written down to their fair value. Impairment charges of $0.8 million were recognized as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Comprehensive Income.

(2)
As of December 26, 2012, impaired assets related to an underperforming restaurant were written down to their fair value. Impairment charges of $0.7 million were recognized as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Comprehensive Income. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly.

Disclosures of Fair Value of Other Assets and Liabilities

The liabilities under our credit facility are carried at historical cost in our Condensed Consolidated Balance Sheets. As of June 26, 2013 and December 26, 2012, the estimated fair value (Level 2) of our senior secured term loan approximated its carrying value. The fair value of our long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at market rates.

Note 8.     Long-Term Debt

Refinancing of Credit Facility
On April 24, 2013, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new senior secured credit agreement in an aggregate principal amount of $250 million (the “New Credit Facility”). The New Credit Facility is comprised of a $60 million senior secured term loan and a $190 million senior secured revolver (with a $30 million letter of credit sublimit). A commitment fee of 0.35% is paid on the unused portion of the revolving credit facility. Borrowings under the New Credit Facility bear a tiered interest rate based on the Company's consolidated leverage ratio and is initially set at LIBOR plus 200 basis points. The New Credit Facility includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 24, 2018.
The New Credit Facility was used to refinance the Old Credit Facility and will also be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.

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
As a result of the debt refinancing, we recorded $1.2 million of losses on early extinguishment of debt, consisting primarily of $0.4 million of transaction costs and $0.8 million from the write-off of deferred financing costs related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the condensed Consolidated Statements of Comprehensive Income.
As of June 26, 2013, we had outstanding term loan borrowings under the credit facility of $59.3 million and outstanding letters of credit under the senior secured revolver of $25.2 million. There were $97.5 million of revolving loans outstanding at June 26, 2013. These balances resulted in availability of $67.3 million under the revolving facility. The weighted-average interest rate under the term loan was 2.20% and 2.97% as of June 26, 2013 and December 26, 2012, respectively. The weighted-average interest rate on outstanding revolver loans was 2.21% as of June 26, 2013.

During the two quarters ended June 26, 2013, prior to the April 24, 2013 refinancing, we paid $4.0 million on the term loan under the Old Credit Facility. During the quarter ended June 26, 2013, we made $0.8 million of principal payments on the term loan under the New Credit Facility.
Aggregate annual maturities of long-term debt, excluding capital lease obligations, at June 26, 2013 are as follows:

(In thousands)
Remainder of 2013	$1,500
2014	3,000
2015	4,125
2016	4,500
2017 and thereafter	143,625
Total long-term debt, excluding capital lease obligations	$156,750

Interest Rate Hedges
On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings under the credit facility for a two year period. The 200 basis point LIBOR cap applies to $150 million of borrowings from April 13, 2012 through April 13, 2013 and $125 million of borrowings from April 14, 2013 through April 13, 2014.

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

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended		Two Quarters Ended
	June 26, 2013	June 27, 2012	June 26, 2013	June 27, 2012
	(In thousands)
Pension plan:
Service cost	$100	$106	$200	$190
Interest cost	734	811	1,488	1,600
Expected return on plan assets	(1,120)	(1,006)	(2,244)	(2,018)
Amortization of net loss	408	453	827	881
Net periodic benefit cost	$122	$364	$271	$653

Other defined benefit plans:
Interest cost	$28	$29	$56	$58
Amortization of net loss	18	13	36	26
Net periodic benefit cost	$46	$42	$92	$84

We made contributions of $2.8 million and $0.8 million to our qualified pension plan during the two quarters ended June 26, 2013 and June 27, 2012, respectively. We made contributions of $0.1 million to our other defined benefit plans during both the two quarters ended June 26, 2013 and June 27, 2012. We expect to contribute an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2013.

During the two quarters ended June 26, 2013, we amortized $0.5 million of actuarial losses, net of tax, out of accumulated other comprehensive loss into net periodic benefit cost, which is reported as a component of general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income. Additional minimum pension liability of $24.5 million and $25.0 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Equity as of June 26, 2013 and December 26, 2012.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 26, 2013	June 27, 2012	June 26, 2013	June 27, 2012
	(In thousands)
Stock options	$133	$164	$297	$492
Restricted stock units	811	531	1,642	974
Board deferred stock units	262	181	442	200
Total share-based compensation	$1,206	$876	$2,381	$1,666

Stock Options

As of June 26, 2013, we had approximately $0.3 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 0.6 years.

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

During the two quarters ended June 26, 2013, we made payments of $0.9 million in cash and issued 0.3 million shares of common stock related to restricted stock unit awards.

As of June 26, 2013, we had approximately $5.8 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.7 years.

Board Deferred Stock Units

During the two quarters ended June 26, 2013, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $5.96 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the two quarters ended June 26, 2013, less than 0.1 million deferred stock units were converted into shares of common stock. As of June 26, 2013, we had approximately $0.5 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.8 years.

Note 11.     Income Taxes

The provision for income taxes was $6.1 million and $7.1 million for the two quarters ended June 26, 2013 and June 27, 2012, respectively. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to state and foreign taxes, employment tax credits, and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.3 million related to work opportunity credits generated in 2012, which were allowed retroactively. In addition, state jobs tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity. The provision for income taxes for the 2012 period was determined using our effective rate estimated for the entire fiscal year.

Note 12.     Net Income Per Share

	Quarter Ended		Two Quarters Ended
	June 26, 2013	June 27, 2012	June 26, 2013	June 27, 2012
	(In thousands, except for per share amounts)
Numerator:
Net income	$6,198	$4,601	$13,279	$10,466

Denominator:
Weighted average shares - basic	91,659	95,637	92,004	95,856
Effect of dilutive securities:
Options	1,004	878	1,016	889
Restricted stock units and awards	1,002	893	1,061	906
Weighted average shares - diluted	93,665	97,408	94,081	97,651

Basic net income per share	$0.07	$0.05	$0.14	$0.11
Diluted net income per share	$0.07	$0.05	$0.14	$0.11

Stock options excluded (1)	—	1,643	—	1,686
Restricted stock units and awards excluded (1)	331	702	331	702

(1)	Excluded from diluted weighted-average shares outstanding as the impact would have been antidilutive.

Note 13.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Income taxes paid, net	$1,335	$1,365
Interest paid	$5,010	$7,657

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,590	$296
Execution of capital leases	$2,865	$1,281
Treasury stock payable	$1,144	$395
Accrued deferred financing costs	$54	$—

Note 14.     Share Repurchase

Our Old Credit Facility (as defined in Note 8) permitted and our New Credit Facility (as defined in Note 8) permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In May 2012, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock. Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of June 26, 2013, we had repurchased 4.5 million shares of Common Stock for approximately $23.5 million and there were 1.5 million shares remaining to be repurchased under this share repurchase program.

On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our Common Stock. Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. There were no shares repurchased under this program as of June 26, 2013.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of June 26, 2013 and results of operations for the two quarters ended June 26, 2013 compared to the two quarters ended June 27, 2012. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 26, 2012.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Comprehensive Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 26, 2013		June 27, 2012		June 26, 2013		June 27, 2012
	(Dollars in thousands)
Revenue:
Company restaurant sales	$82,841	71.1%	$91,239	73.1%	$163,871	70.9%	$185,402	73.7%
Franchise and license revenue	33,730	28.9%	33,492	26.9%	67,190	29.1%	66,067	26.3%
Total operating revenue	116,571	100.0%	124,731	100.0%	231,061	100.0%	251,469	100.0%
Costs of company restaurant sales (a):
Product costs	21,402	25.8%	22,702	24.9%	42,548	26.0%	46,235	24.9%
Payroll and benefits	33,220	40.1%	36,617	40.1%	64,766	39.5%	74,370	40.1%
Occupancy	5,513	6.7%	6,222	6.8%	10,741	6.6%	11,996	6.5%
Other operating expenses	11,316	13.7%	12,202	13.4%	22,516	13.7%	25,097	13.5%
Total costs of company restaurant sales	71,451	86.3%	77,743	85.2%	140,571	85.8%	157,698	85.1%
Costs of franchise and license revenue (a)	11,585	34.3%	11,386	34.0%	22,987	34.2%	22,698	34.4%
General and administrative expenses	14,085	12.1%	14,785	11.9%	29,244	12.7%	30,448	12.1%
Depreciation and amortization	5,352	4.6%	5,827	4.7%	10,576	4.6%	11,887	4.7%
Operating (gains), losses and other charges, net	1,484	1.3%	(4,009)	(3.2)%	1,618	0.7%	(4,174)	(1.7)%
Total operating costs and expenses	103,957	89.2%	105,732	84.8%	204,996	88.7%	218,557	86.9%
Operating income	12,614	10.8%	18,999	15.2%	26,065	11.3%	32,912	13.1%
Interest expense, net	2,548	2.2%	2,993	2.4%	5,348	2.3%	7,449	3.0%
Other nonoperating expense (income), net	1,331	1.1%	8,198	6.6%	1,332	0.6%	7,903	3.1%
Net income before income taxes	8,735	7.5%	7,808	6.3%	19,385	8.4%	17,560	7.0%
Provision for income taxes	2,537	2.2%	3,207	2.6%	6,106	2.6%	7,094	2.8%
Net income	$6,198	5.3%	$4,601	3.7%	$13,279	5.7%	$10,466	4.2%

Other Data:
Company average unit sales	$505		$484		$999		$954
Franchise average unit sales	$359		$354		$708		$703
Company equivalent units (b)	164		188		164		194
Franchise equivalent units (b)	1,525		1,493		1,525		1,487
Company same-store sales increase (decrease) (c)(d)	(0.5)%		0.0%		(1.0)%		0.4%
Domestic franchise same-store sales increase (decrease) (c)(e)	0.7%		1.5%		0.1%		2.1%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2013 comparable units.

(e)	Prior year amounts have been restated to represent domestic franchise units only.

Quarter Ended June 26, 2013 Compared with Quarter Ended June 27, 2012

Unit Activity

	Quarter Ended
	June 26, 2013	June 27, 2012
Company restaurants, beginning of period	164	197
Units opened	—	—
Units acquired from franchisees	1	—
Units sold to franchisees	—	(17)
Units closed	—	(3)
End of period	165	177

Franchised and licensed restaurants, beginning of period	1,525	1,483
Units opened	11	9
Units purchased from Company	—	17
Units acquired by Company	(1)	—
Units closed	(10)	(2)
End of period	1,525	1,507
Total restaurants, end of period	1,690	1,684

Company Restaurant Operations

During the quarter ended June 26, 2013, we realized a 0.5% decrease in same-store sales. Company restaurant sales decreased $8.4 million, or 9.2%, primarily resulting from a 24 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units resulted primarily from the sale of company-owned restaurants to franchisees during the prior year.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 86.3% from 85.2%. Product costs increased to 25.8% from 24.9% primarily due to the unfavorable impact of product mix as well as increased commodity costs. Payroll and benefits remained constant at 40.1%, as a 0.5 percentage point increase in workers' compensation expense was offset by lower payroll and benefits costs. Occupancy costs decreased to 6.7% from 6.8%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	June 26, 2013		June 27, 2012
	(Dollars in thousands)
Utilities	$3,178	3.8%	$3,592	3.9%
Repairs and maintenance	1,524	1.8%	1,634	1.8%
Marketing	3,113	3.8%	3,389	3.7%
Legal	238	0.3%	71	0.1%
Other direct costs	3,263	3.9%	3,516	3.9%
Other operating expenses	$11,316	13.7%	$12,202	13.4%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	June 26, 2013		June 27, 2012
	(Dollars in thousands)
Royalties	$21,401	63.5%	$20,874	62.3%
Initial fees	450	1.3%	1,003	3.0%
Occupancy revenue	11,879	35.2%	11,615	34.7%
Franchise and license revenue	$33,730	100.0%	$33,492	100.0%

Occupancy costs	8,766	26.0%	8,705	26.0%
Other direct costs	2,819	8.3%	2,681	8.0%
Costs of franchise and license revenue	$11,585	34.3%	$11,386	34.0%

Royalties increased by $0.5 million, or 2.5%, primarily resulting from a 32 equivalent unit increase in franchised and licensed units and a 0.7% increase in domestic same-store sales, as compared to the prior year. The increase in equivalent units resulted primarily from the sale of company-owned restaurants to franchisees during the prior year. Initial fees decreased by $0.6 million, or 55.1%, as no restaurants were sold to franchisees during the current year period. The increase in occupancy revenue of $0.3 million, or 2.3%, is primarily the result of the sale of restaurants to franchisees during 2012.

Costs of franchise and license revenue increased by $0.2 million, or 1.7%. The increase in occupancy costs of $0.1 million, or 0.7%, is primarily the result of the sale of restaurants to franchisees during the prior year, partially offset by lease expirations. Other direct costs increased by $0.1 million, or 5.1%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 34.3% for the quarter ended June 26, 2013 from 34.0% for the quarter ended June 27, 2012.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Share-based compensation	$1,206	$876
Other general and administrative expenses	12,879	13,909
Total general and administrative expenses	$14,085	$14,785

The $0.7 million decrease in general and administrative expenses is primarily the result of $0.6 million in reductions related to payroll and benefits costs, including incentive compensation, and $0.4 million in reductions related to professional fees. These reductions were partially offset by a $0.3 million increase in share-based compensation resulting from the increased payout probability of certain awards.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Depreciation of property and equipment	$3,697	$4,194
Amortization of capital lease assets	873	827
Amortization of intangible assets	782	806
Total depreciation and amortization expense	$5,352	$5,827

The overall decrease in depreciation and amortization expense is due primarily to the sale of company-owned restaurants to franchisees during fiscal 2012.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Gains on sales of assets and other, net	$(33)	$(4,908)
Restructuring charges and exit costs	660	882
Impairment charges	857	17
Operating (gains), losses and other charges, net	$1,484	$(4,009)

During the quarter ended June 27, 2012, we recognized gains of $4.9 million primarily resulting from the sale of restaurant operations to franchisees and the sale of real estate.

Impairment charges of $0.9 million for the quarter ended June 26, 2013 resulted primarily from the impairment of two units identified as assets held for sale.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Exit costs	$181	$327
Severance and other restructuring charges	479	555
Total restructuring and exit costs	$660	$882

Operating income was $12.6 million for the quarter ended June 26, 2013 compared with $19.0 million for the quarter ended June 27, 2012.

Interest expense, net was comprised of the following:

	Quarter Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Interest on credit facilities	$1,018	$1,708
Interest on capital lease liabilities	909	818
Letters of credit and other fees	342	390
Other interest income	(20)	(337)
Total cash interest	2,249	2,579
Amortization of deferred financing costs	123	163
Amortization of debt discount	—	16
Interest accretion on other liabilities	176	235
Total interest expense, net	$2,548	$2,993

The decrease in interest expense resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility, as well as debt reductions during 2012 and 2013.

Other nonoperating expense, net was $1.3 million for the quarter ended June 26, 2013 compared with $8.2 million for the quarter ended June 27, 2012. The amount for the 2013 period was primarily the result of $1.2 million of expenses and write-offs of deferred financing costs incurred related to our 2013 debt refinancing. The amount for the 2012 period was primarily the result of $7.9 million of expenses and write-offs of deferred financing costs and original issue discount incurred related to our 2012 debt refinancing.

The provision for income taxes was $2.5 million for the quarter ended June 26, 2013 compared to $3.2 million for the quarter ended June 27, 2012. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to state and foreign taxes, employment tax credits, and discrete tax items. State jobs tax credits of $0.8 million were claimed during the second quarter resulting from the prior year's hiring activity. The provision for income taxes for the second quarter of 2012 was determined using our effective rate estimated for the entire fiscal year.

Net income was $6.2 million for the quarter ended June 26, 2013 compared with $4.6 million for the quarter ended June 27, 2012 due to the factors noted above.

Two Quarters Ended June 26, 2013 Compared with Two Quarters Ended June 27, 2012

Unit Activity

	Two Quarters Ended
	June 26, 2013	June 27, 2012
Company restaurants, beginning of period	164	206
Units opened	—	—
Units acquired from franchisees	1	—
Units sold to franchisees	—	(23)
Units closed	—	(6)
End of period	165	177

Franchised and licensed restaurants, beginning of period	1,524	1,479
Units opened	18	15
Units purchased from Company	—	23
Units acquired by Company	(1)	—
Units closed	(16)	(10)
End of period	1,525	1,507
Total restaurants, end of period	1,690	1,684

Company Restaurant Operations

During the two quarters ended June 26, 2013, we realized a 1.0% decrease in same-store sales. Company restaurant sales decreased $21.5 million, or 11.6%, primarily resulting from a 30 equivalent-unit decrease in company restaurants. The decrease in equivalent-units resulted primarily from the sale of company restaurants to franchisees during the prior year.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 85.8% from 85.1%. Product costs increased to 26.0% from 24.9% primarily due to the unfavorable impact of product mix as well as increased commodity costs. Payroll and benefits decreased to 39.5% from 40.1% primarily as a result of a decrease in incentive compensation. Occupancy costs increased to 6.6% from 6.5%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Two Quarters Ended
	June 26, 2013		June 27, 2012
	(Dollars in thousands)
Utilities	$6,305	3.8%	$7,306	3.9%
Repairs and maintenance	2,873	1.8%	3,322	1.8%
Marketing	6,129	3.7%	6,924	3.7%
Legal	514	0.3%	169	0.1%
Other direct costs	6,695	4.1%	7,376	4.0%
Other operating expenses	$22,516	13.7%	$25,097	13.5%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Two Quarters Ended
	June 26, 2013		June 27, 2012
	(Dollars in thousands)
Royalties	$42,428	63.1%	$41,401	62.7%
Initial fees	730	1.1%	1,439	2.2%
Occupancy revenue	24,032	35.8%	23,227	35.1%
Franchise and license revenue	$67,190	100.0%	$66,067	100.0%

Occupancy costs	17,619	26.2%	17,428	26.4%
Other direct costs	5,368	8.0%	5,270	8.0%
Costs of franchise and license revenue	$22,987	34.2%	$22,698	34.4%

Royalties increased by $1.0 million, or 2.5%, primarily resulting from a 38 equivalent unit increase in franchised and licensed units and a 0.1% increase in domestic same-store sales, as compared to the prior year. The increase in equivalent units resulted primarily from the sale of company restaurants to franchisees during the prior year. Initial fees decreased by $0.7 million, or 49.3%, as no restaurants were sold to franchisees during the current year period. The increase in occupancy revenue of $0.8 million, or 3.5%, is primarily the result of the sale of restaurants to franchisees during 2012.

Costs of franchise and license revenue increased by $0.3 million, or 1.3%. The increase in occupancy costs of $0.2 million, or 1.1%, is primarily the result of the sale of restaurants to franchisees during the prior year, partially offset by lease expirations. Other direct costs increased by $0.1 million, or 1.9%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.2% for the two quarters ended June 26, 2013 from 34.4% for the two quarters ended June 27, 2012.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Two Quarters Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Share-based compensation	$2,381	$1,666
Other general and administrative expenses	26,863	28,782
Total general and administrative expenses	$29,244	$30,448

The $1.2 million decrease in general and administrative expenses is primarily the result of $0.9 million in reductions related to payroll and benefits costs, including incentive compensation, and $0.5 million in reductions related to professional fees. These reductions were partially offset by a $0.7 million increase in share-based compensation resulting from the increased payout probability of certain awards.

Depreciation and amortization was comprised of the following:

	Two Quarters Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Depreciation of property and equipment	$7,390	$8,631
Amortization of capital lease assets	1,671	1,645
Amortization of intangible assets	1,515	1,611
Total depreciation and amortization expense	$10,576	$11,887

The overall decrease in depreciation and amortization expense is due primarily to the sale of company restaurants to franchisees during fiscal 2012.

Operating (gains), losses and other charges, net were comprised of the following:

	Two Quarters Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Gains on sales of assets and other, net	$(15)	$(6,863)
Restructuring charges and exit costs	776	2,149
Impairment charges	857	540
Operating (gains), losses and other charges, net	$1,618	$(4,174)

During the two quarters ended June 27, 2012, we recognized gains of $6.9 million, primarily resulting from the sale of restaurant operations to franchisees and the sale of real estate.

Impairment charges of $0.9 million for the two quarters ended June 26, 2013 resulted primarily from the impairment of two units identified as assets held for sale. Impairment charges of $0.5 million for the two quarters ended June 27, 2012 resulted primarily from the impairment of an underperforming unit and a unit identified as assets held for sale.

Restructuring charges and exit costs were comprised of the following:

	Two Quarters Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Exit costs	$237	$906
Severance and other restructuring charges	539	1,243
Total restructuring and exit costs	$776	$2,149

Operating income was $26.1 million for the two quarters ended June 26, 2013 and $32.9 million for the two quarters ended June 27, 2012.

Interest expense, net was comprised of the following:

	Two Quarters Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Interest on credit facilities	$2,287	$4,336
Interest on capital lease liabilities	1,809	1,787
Letters of credit and other fees	679	851
Other interest income	(41)	(645)
Total cash interest	4,734	6,329
Amortization of deferred financing costs	256	503
Amortization of debt discount	—	137
Interest accretion on other liabilities	358	480
Total interest expense, net	$5,348	$7,449

The decrease in interest expense resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility, as well as debt reductions during 2012 and 2013.

Other nonoperating expense, net was $1.3 million for the two quarters ended June 26, 2013 compared with $7.9 million for the two quarters ended June 27, 2012. The amount for the 2013 period was primarily the result of $1.2 million of expenses and write-offs of deferred financing costs incurred related to our 2013 debt refinancing. The amount for the 2012 period was primarily the result of $7.9 million of expenses and write-offs of deferred financing costs and original issue discount incurred related to our 2012 debt refinancing.

The provision for income taxes was $6.1 million for the two quarters ended June 26, 2013 compared to $7.1 million the two quarters ended June 27, 2012. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to state and foreign taxes, employment tax credits, and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.3 million related to work opportunity credits generated in 2012, which were allowed retroactively. In addition, state job tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity. The provision for income taxes for the 2012 period was determined using our effective rate estimated for the entire fiscal year.

Net income was $13.3 million for the two quarters ended June 26, 2013 compared with $10.5 million for the two quarters ended June 27, 2012 due to the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our Common Stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Net cash provided by operating activities	$24,322	$26,228
Net cash (used in) provided by investing activities	(6,872)	9,016
Net cash used in financing activities	(29,004)	(27,987)
Increase (decrease) in cash and cash equivalents	$(11,554)	$7,257

We believe that our estimated cash flows from operations for 2013, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $6.9 million for the two quarters ended June 26, 2013. These cash flows include capital expenditures of $7.7 million, acquisition of a restaurant unit of $0.8 million and issuances of notes receivable of $0.8 million, partially offset by $2.4 million in collections of notes receivable. Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 26, 2013	June 27, 2012
	(In thousands)
Facilities	$2,433	$2,719
New construction	523	705
Remodeling	1,666	28
Information technology	344	80
Other	2,779	747
Capital expenditures	$7,745	$4,279

Capital expenditures for fiscal 2013 are expected to be approximately $20-$22 million (including acquisitions), comprised primarily of costs related to remodels and facilities.

Cash flows used in financing activities were $29.0 million for the two quarters ended June 26, 2013, which included a net reduction in long-term debt of $15.4 million, stock repurchases of $10.8 million, and debt refinancing costs of $1.7 million.

Our working capital deficit was $26.1 million at June 26, 2013 compared with $27.2 million at December 26, 2012. The decrease in working capital deficit is primarily related to the timing of payments impacting prepaid and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Refinancing of Credit Facility

On April 24, 2013, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new senior secured credit agreement in an aggregate principal amount of $250 million (the “New Credit Facility”). The New Credit Facility is comprised of a $60 million senior secured term loan and a $190 million senior secured revolver (with a $30 million letter of credit sublimit). A commitment fee of 0.35% is paid on the unused portion of the revolving credit facility. Borrowings under the New Credit Facility bear a tiered interest rate based on the Company's consolidated leverage ratio and is initially set at LIBOR plus 200 basis points. The New Credit Facility includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the New Credit Facility is April 24, 2018.
The New Credit Facility was used to refinance the Old Credit Facility and will also be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.
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

As a result of the debt refinancing, we recorded $1.2 million of losses on early extinguishment of debt, consisting primarily of $0.4 million of transaction costs and $0.8 million from the write-off of deferred financing costs related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the condensed Consolidated Statements of Comprehensive Income.
As of June 26, 2013, we had outstanding term loan borrowings under the credit facility of $59.3 million and outstanding letters of credit under the senior secured revolver of $25.2 million. There were $97.5 million in revolving loans outstanding at June 26, 2013. These balances resulted in availability of $67.3 million under the revolving facility. The weighted-average interest rates under the term loan and on outstanding revolver loans as of June 26, 2013 were 2.2% and 2.21%, respectively.

Our future contractual obligations relating to long-term debt and related interest obligations as of June 26, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$156,750	$3,000	$7,875	$145,875	$—
Interest obligations (1)	15,827	3,435	6,650	5,742	—

(1)
Interest obligation represent payments related to our long-term debt outstanding at June 26, 2013. For long-term debt with variable rates, we have used the rate applicable at June 26, 2013 to project interest over the periods presented in the table above.

See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 26, 2012 for information concerning other future contractual obligations and commitments.

Interest Rate Hedges
On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings under the credit facility for a two year period. The 200 basis point LIBOR cap applies to $150 million of borrowings from April 13, 2012 through April 13, 2013 and $125 million of borrowings from April 14, 2013 through April 13, 2014.

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

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 26, 2013, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum. Through April 13, 2013, up to $150 million of the term loan borrowings had a 200 basis point LIBOR point cap. As of April 13, 2013, up to $125 million of the term loan borrowing has a 200 basis point LIBOR point cap.

Based on the levels of borrowings under the credit facility at June 26, 2013, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.6 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at June 26, 2013, taking into consideration the interest rate cap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended June 26, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
March 28, 2013 - April 24, 2013	675	$5.56	675	2,449
April 25, 2013 - May 22, 2013	425	5.78	425	12,024
May 23, 2013 - June 26, 2013	566	5.66	566	11,458
Total	1,666	$5.65	1,666

(1)	Average price paid per share excludes commissions.

(2)
On May 18, 2012, we announced that our Board of Directors approved the repurchase of up to 6 million shares of Common Stock. Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 26, 2013, we purchased 1,665,517 shares of Common Stock for an aggregate consideration of approximately $9.4 million, pursuant to the share repurchase program.

(3)
On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional 10.0 million shares of our Common Stock. Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the May 18, 2012 repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1
Amended and Restated Credit Agreement dated as of April 24, 2013 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Regions Bank and General Electric Capital Corporation, as Co-Syndication Agents, Cadence Bank N.A., Fifth Third Bank and RBS Citizens, N.A., as Co-Documentation Agents, and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Regions Capital Markets and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

10.2
Amended and Restated Guarantee and Collateral Agreement dated as of April 24, 2013 among Denny's, Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other Subsidiaries of Parent from time to time party hereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

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

DENNY'S CORPORATION

Date:	July 29, 2013	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	July 29, 2013	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller