Form 10-Q
period 2013-09-25
DENNYS CORP
filed 2013-10-28
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2013

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

Yes  ☐   No  ☑

 As of October 24, 2013, 89,237,478 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 25, 2013	December 26, 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,330	$13,565
Receivables	14,167	19,947
Inventories	2,890	2,890
Current deferred tax asset	20,962	19,807
Prepaid and other current assets	6,111	8,401
Total current assets	50,460	64,610
Property, net of accumulated depreciation of $251,617 and $250,173 respectively	105,174	107,004
Goodwill	31,451	31,430
Intangible assets, net	48,479	48,920
Deferred financing costs, net	2,216	2,041
Noncurrent deferred tax asset	34,829	45,776
Other noncurrent assets	27,300	25,104
Total assets	$299,909	$324,885

Liabilities
Current liabilities:
Current maturities of long-term debt	$3,000	$8,500
Current maturities of capital lease obligations	4,170	4,181
Accounts payable	17,009	24,461
Other current liabilities	50,228	54,682
Total current liabilities	74,407	91,824
Long-term liabilities:
Long-term debt, less current maturities	152,500	161,500
Capital lease obligations, less current maturities	15,666	15,953
Liability for insurance claims, less current portion	18,104	18,045
Other noncurrent liabilities and deferred credits	38,847	42,023
Total long-term liabilities	225,117	237,521
Total liabilities	299,524	329,345

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; September 25, 2013: 104,695 shares issued and 89,372 shares outstanding; December 26, 2012: 103,764 shares issued and 92,229 shares outstanding	$1,047	$1,038
Paid-in capital	566,369	562,657
Deficit	(475,208)	(495,518)
Accumulated other comprehensive loss, net of tax	(22,607)	(24,999)
Shareholders’ equity before treasury stock	69,601	43,178
Treasury stock, at cost, 15,323 and 11,535 shares, respectively	(69,216)	(47,638)
Total shareholders' equity (deficit)	385	(4,460)
Total liabilities and shareholders' equity	$299,909	$324,885
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 25, 2013	September 26, 2012	September 25, 2013	September 26, 2012
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$83,371	$86,575	$247,242	$271,977
Franchise and license revenue	33,904	34,370	101,094	100,437
Total operating revenue	117,275	120,945	348,336	372,414
Costs of company restaurant sales:
Product costs	21,722	21,449	64,270	67,684
Payroll and benefits	33,746	34,409	98,512	108,779
Occupancy	5,598	5,780	16,339	17,776
Other operating expenses	12,022	12,170	34,538	37,267
Total costs of company restaurant sales	73,088	73,808	213,659	231,506
Costs of franchise and license revenue	11,599	12,078	34,586	34,776
General and administrative expenses	13,704	14,702	42,948	45,150
Depreciation and amortization	5,198	5,287	15,774	17,174
Operating (gains), losses and other charges, net	161	3,380	1,779	(794)
Total operating costs and expenses, net	103,750	109,255	308,746	327,812
Operating income	13,525	11,690	39,590	44,602
Interest expense, net	2,452	3,088	7,800	10,537
Other nonoperating (income) expense, net	(276)	38	1,056	7,941
Net income before income taxes	11,349	8,564	30,734	26,124
Provision for income taxes	4,318	3,201	10,424	10,295
Net income	$7,031	$5,363	$20,310	$15,829

Basic net income per share	$0.08	$0.06	$0.22	$0.17
Diluted net income per share	$0.08	$0.06	$0.22	$0.16

Basic weighted average shares outstanding	90,035	94,705	91,348	95,472
Diluted weighted average shares outstanding	91,967	96,745	93,377	97,196

Comprehensive income	$6,574	$5,631	$22,702	$16,633

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 26, 2012	103,764	$1,038	(11,535)	$(47,638)	$562,657	$(495,518)	$(24,999)	$(4,460)
Net income	—	—	—	—	—	20,310	—	20,310
Recognition of unrealized gain on hedged transactions, net of tax expense of $1,063	—	—	—	—	—	—	1,640	1,640
Minimum pension liability adjustment, net of tax expense of $487	—	—	—	—	—	—	752	752
Share-based compensation on equity classified awards	—	—	—	—	1,848	—	—	1,848
Purchase of treasury stock	—	—	(3,788)	(21,578)	—	—	—	(21,578)
Issuance of common stock for share-based compensation	300	3	—	—	(3)	—	—	—
Exercise of common stock options	631	6	—	—	2,071	—	—	2,077
Tax expense from stock options exercised	—	—	—	—	(204)	—	—	(204)
Balance, September 25, 2013	104,695	$1,047	(15,323)	$(69,216)	$566,369	$(475,208)	$(22,607)	$385

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$20,310	$15,829
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	15,774	17,174
Operating (gains), losses and other charges, net	1,779	(794)
Amortization of deferred financing costs	376	639
Amortization of debt discount	—	137
Loss on early extinguishment of debt	1,798	8,180
Loss on change in the fair value of interest rate caps	28	62
Deferred income tax expense	8,241	8,988
Share-based compensation	3,434	2,794
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	3,519	1,034
Inventories	—	592
Other current assets	2,291	3,885
Other assets	(1,399)	(2,549)
Increase (decrease) in liabilities:
Accounts payable	(3,461)	(4,548)
Accrued salaries and vacations	(3,089)	1,246
Accrued taxes	1,823	1,140
Other accrued liabilities	(4,015)	(5,725)
Other noncurrent liabilities and deferred credits	(2,693)	(4,061)
Net cash flows provided by operating activities	44,716	44,023
Cash flows from investing activities:
Capital expenditures	(11,819)	(7,846)
Acquisition of restaurants	(1,622)	—
Proceeds from disposition of property	1,591	14,168
Collections on notes receivable	3,653	1,642
Issuance of notes receivable	(1,232)	(1,652)
Net cash flows (used in) provided by investing activities	(9,429)	6,312
Cash flows from financing activities:
Net revolver borrowings under new credit agreement	97,000	—
Term loan borrowings under new credit agreement	60,000	190,000
Long-term debt payments	(174,820)	(215,590)
Proceeds from exercise of stock options	2,077	2,123
Tax withholding on share-based payments	(464)	(327)
Tax (expense) benefit of stock options exercised	(204)	648
Debt transaction costs	(366)	(1,098)
Deferred financing costs	(1,372)	(1,809)
Purchase of treasury stock	(21,952)	(10,442)
Net bank overdrafts	(2,421)	(3,432)
Net cash flows used in financing activities	(42,522)	(39,927)
(Decrease) increase in cash and cash equivalents	(7,235)	10,408
Cash and cash equivalents at beginning of period	13,565	13,740
Cash and cash equivalents at end of period	$6,330	$24,148

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. The following table shows the unit activity for the quarter and three quarters ended September 25, 2013 and September 26, 2012, respectively:

	Quarter Ended		Three Quarters Ended
	September 25, 2013	September 26, 2012	September 25, 2013	September 26, 2012
Company restaurants, beginning of period	165	177	164	206
Units opened	—	—	—	—
Units acquired from franchisees	1	—	2	—
Units sold to franchisees	(2)	(5)	(2)	(28)
Units closed	—	(1)	—	(7)
End of period	164	171	164	171

Franchised and licensed restaurants, beginning of period	1,525	1,507	1,524	1,479
Units opened	9	12	27	27
Units purchased from Company	2	5	2	28
Units acquired by Company	(1)	—	(2)	—
Units closed	(13)	(8)	(29)	(18)
End of period	1,522	1,516	1,522	1,516
Total restaurants, end of period	1,686	1,687	1,686	1,687

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
Accounting Standards to be Adopted

We reviewed all newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	September 25, 2013	December 26, 2012
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,228	$10,212
Notes receivable from franchisees	2,049	4,310
Vendor receivables	1,130	2,529
Credit card receivables	792	1,384
Other	1,193	1,524
Allowance for doubtful accounts	(225)	(12)
Total current receivables, net	$14,167	$19,947

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$842	$1,002

For the quarter and three quarters ended September 25, 2013, we recorded provisions for credit losses of $0.1 million. For the quarter and three quarters ended September 26, 2012, we recorded provisions for credit losses of less than $0.1 million. These amounts are included as a component of costs of franchise and license revenue on our Condensed Consolidated Statements of Comprehensive Income.

For the quarters and three quarters ended September 25, 2013 and September 26, 2012, we recognized interest income on notes receivable from franchisees of less than $0.1 million. These amounts are included as a component of interest expense, net on our Condensed Consolidated Statements of Comprehensive Income.

Note 4.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

(In thousands)
Balance, December 26, 2012	$31,430
Additions related to acquisitions	28
Write-offs and reclassifications associated with sale of restaurants	(7)
Balance, September 25, 2013	$31,451

Other intangible assets were comprised of the following:

	September 25, 2013		December 26, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,050	$—	$44,050	$—
Liquor licenses	126	—	156	—
Intangible assets with definite lives:
Franchise and license agreements	32,993	28,733	37,524	32,863
Foreign license agreements	241	198	241	188
Intangible assets	$77,410	$28,931	$81,971	$33,051

Note 5.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2013	September 26, 2012	September 25, 2013	September 26, 2012
	(In thousands)
(Gains) losses on sales of assets and other, net	$(68)	$91	$(83)	$(6,772)
Restructuring charges and exit costs	229	821	1,005	2,970
Impairment charges	—	2,468	857	3,008
Operating (gains), losses and other charges, net	$161	$3,380	$1,779	$(794)

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 25, 2013	September 26, 2012	September 25, 2013	September 26, 2012
	(In thousands)
Exit costs	$198	$233	$435	$1,139
Severance and other restructuring charges	31	588	570	1,831
Total restructuring and exit costs	$229	$821	$1,005	$2,970

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 26, 2012	$4,061
Exit costs (1)	435
Payments, net of sublease receipts	(1,248)
Interest accretion	195
Balance, September 25, 2013	3,443
Less current portion included in other current liabilities	1,228
Long-term portion included in other noncurrent liabilities	$2,215

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities are as follows:

(In thousands)
Remainder of 2013	$270
2014	1,319
2015	545
2016	320
2017	322
Thereafter	1,338
Total	4,114
Less imputed interest	671
Present value of exit cost liabilities	$3,443

As of September 25, 2013 and December 26, 2012, we had accrued severance and other restructuring charges of $0.1 million and $0.5 million, respectively. The balance as of September 25, 2013 is expected to be paid during the next 12 months.

Impairment charges of $0.9 million for the three quarters ended September 25, 2013 resulted primarily from the impairment of two units identified as assets held for sale. Impairment charges of $2.5 million for the quarter ended September 26, 2012 resulted primarily from the impairment of six units identified as held for sale. Impairment charges of $3.0 million for the three quarters ended September 26, 2012 resulted primarily from the impairment of seven units identified as assets held for sale and the impairment of an underperforming unit.

Note 6.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of September 25, 2013:
Deferred compensation plan investments (1)	$7,730	$7,730	$—	$—	market approach
Interest rate swaps (2)	$2,704	—	2,704	—	income approach
Interest rate caps (2)	$25	$—	$25	$—	income approach
Total	$10,459	$7,730	$2,729	$—

Fair value measurements as of December 26, 2012:
Deferred compensation plan investments (1)	$6,371	$6,371	$—	$—	market approach
Interest rate caps (2)	$8	$—	$8	$—	income approach
Total	$6,379	$6,371	$8	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the participants’ elected investments.

(2)
The fair values of our interest rate swaps and interest rate caps are based upon Level 2 inputs which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of December 26, 2012:
Assets held and used (1)	$228	$—	$—	$228	income approach
Total	$228	$—	$—	$228

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

Disclosures of Fair Value of Other Assets and Liabilities

The liabilities under our credit facility are carried at historical cost in our Condensed Consolidated Balance Sheets. As of September 25, 2013 and December 26, 2012, the estimated fair value (Level 2) of our senior secured term loan approximated its carrying value. The fair value of our long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at market rates.

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
The New Credit Facility was used to refinance the Old Credit Facility and will be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.
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
As of September 25, 2013, we had outstanding term loan borrowings under the New Credit Facility of $58.5 million and outstanding letters of credit under the senior secured revolver of $26.0 million. There were $97.0 million of revolving loans outstanding at September 25, 2013. These balances resulted in availability of $67.0 million under the revolving facility. The weighted-average interest rate under the term loan was 2.18% and 2.97% as of September 25, 2013 and December 26, 2012, respectively. The weighted-average interest rate on outstanding revolver loans was 2.18% as of September 25, 2013.

During the three quarters ended September 25, 2013, we paid $4.0 million on the term loan under the Old Credit Facility, prior to the April 24, 2013 refinancing. Subsequent to the April 24, 2013 refinancing, we paid $1.5 million on the term loan under the New Credit Facility.
Aggregate annual maturities of long-term debt, excluding capital lease obligations, at September 25, 2013 are as follows:

(In thousands)
Remainder of 2013	$750
2014	3,000
2015	4,125
2016	4,500
2017 and thereafter	143,125
Total long-term debt, excluding capital lease obligations	$155,500

Interest Rate Hedges
On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings under our credit facility for a two year period. The 200 basis point LIBOR cap applied to $150 million of borrowings from April 13, 2012 through April 13, 2013 and $125 million of borrowings from April 14, 2013 through April 13, 2014.

Our existing interest rate hedges remain in effect under the New Credit Facility until April 13, 2014. On April 30, 2013, we entered into additional interest rate hedges that cap the LIBOR rate on borrowings under the New Credit Facility. The 200 basis point LIBOR cap applies to $150 million of borrowings from April 14, 2014 through March 31, 2015.

On April 30, 2013, we also entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $150 million notional debt obligation from March 31, 2015 through March 31, 2017 and a related $140 million notional debt obligation from April 1, 2017 through March 29, 2018. Under the terms of the swaps, we will pay an average fixed rate of 3.12% on the notional amounts and receive payments from a counterparty based on the 30-day LIBOR rate.

We believe that our estimated cash flows from operations for 2013, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 8.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended		Three Quarters Ended
	September 25, 2013	September 26, 2012	September 25, 2013	September 26, 2012
	(In thousands)
Pension plan:
Service cost	$100	$95	$300	$285
Interest cost	745	800	2,233	2,400
Expected return on plan assets	(1,122)	(1,024)	(3,366)	(3,042)
Amortization of net loss	413	441	1,240	1,322
Net periodic benefit cost	$136	$312	$407	$965

Other defined benefit plans:
Interest cost	$28	$29	$84	$87
Amortization of net loss	17	13	53	39
Net periodic benefit cost	$45	$42	$137	$126

We made contributions of $2.8 million to our qualified pension plan during both the three quarters ended September 25, 2013 and September 26, 2012. We made contributions of $0.1 million to our other defined benefit plans during both the three quarters ended September 25, 2013 and September 26, 2012. We expect to contribute less than $0.1 million to our other defined benefit plans over the remainder of fiscal 2013.

During the three quarters ended September 25, 2013, we amortized $0.8 million of actuarial losses, net of tax, out of accumulated other comprehensive loss into net periodic benefit cost, which is reported as a component of general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income. Additional minimum pension liability of $24.2 million and $25.0 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Equity as of September 25, 2013 and December 26, 2012, respectively.

Note 9.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 25, 2013	September 26, 2012	September 25, 2013	September 26, 2012
	(In thousands)
Stock options	$136	$200	$433	$692
Restricted stock units	735	778	2,377	1,752
Board deferred stock units	182	150	624	350
Total share-based compensation	$1,053	$1,128	$3,434	$2,794

Stock Options

As of September 25, 2013, we had approximately $0.2 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 0.3 years.

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

During the three quarters ended September 25, 2013, we made payments of $0.9 million in cash and issued 0.3 million shares of common stock related to restricted stock unit awards.

As of September 25, 2013, we had approximately $5.0 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.4 years.

Board Deferred Stock Units

During the three quarters ended September 25, 2013, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $5.95 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the three quarters ended September 25, 2013, less than 0.1 million deferred stock units were converted into shares of common stock. As of September 25, 2013, we had approximately $0.4 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.6 years.

Note 10.     Income Taxes

The provision for income taxes was $10.4 million and $10.3 million for the three quarters ended September 25, 2013 and September 26, 2012, respectively. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to state and foreign taxes, employment tax credits, and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.3 million related to work opportunity credits generated in 2012, which were allowed retroactively. In addition, state jobs tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity. A valuation allowance of $0.5 million was recorded against certain state jobs tax credits during the 2013 period related to changes in California law enacted during the period. The provision for income taxes for the 2012 period was determined using our effective rate estimated for the entire fiscal year.

Note 11.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculation are summarized below:

	Quarter Ended		Three Quarters Ended
	September 25, 2013	September 26, 2012	September 25, 2013	September 26, 2012
	(In thousands, except for per share amounts)
Net income	$7,031	$5,363	$20,310	$15,829

Weighted average shares outstanding - basic	90,035	94,705	91,348	95,472
Effect of dilutive share-based compensation awards	1,932	2,040	2,029	1,724
Weighted average shares outstanding - diluted	91,967	96,745	93,377	97,196

Basic net income per share	$0.08	$0.06	$0.22	$0.17
Diluted net income per share	$0.08	$0.06	$0.22	$0.16

Anti-dilutive share-based compensation awards	331	116	331	1,902

Note 12.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Income taxes paid, net	$1,831	$1,865
Interest paid	$7,121	$10,371

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,590	$856
Execution of capital leases	$4,038	$1,581
Treasury stock payable	$186	$231

Note 13.     Share Repurchase

Our Old Credit Facility (as defined in Note 7) permitted and our New Credit Facility (as defined in Note 7) permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In May 2012, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 6.0 million shares of our Common Stock (in addition to prior authorizations). Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of September 25, 2013, we had repurchased 6.0 million shares of Common Stock for approximately $31.9 million under this share repurchase program, thus completing the program.

On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our Common Stock. Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. As of September 25, 2013, we had repurchased 0.3 million shares of Common Stock for approximately $1.9 million and there were 9.7 million shares remaining to be repurchased under this share repurchase program.

For the three quarters ended September 25, 2013 we repurchased a total of 3.8 million shares of Common Stock for approximately $21.6 million under our share repurchase programs.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of September 25, 2013 and results of operations for the quarter and three quarters ended September 25, 2013 compared to the quarter and three quarters ended September 26, 2012. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 26, 2012.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Comprehensive Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 25, 2013		September 26, 2012		September 25, 2013		September 26, 2012
	(Dollars in thousands)
Revenue:
Company restaurant sales	$83,371	71.1%	$86,575	71.6%	$247,242	71.0%	$271,977	73.0%
Franchise and license revenue	33,904	28.9%	34,370	28.4%	101,094	29.0%	100,437	27.0%
Total operating revenue	117,275	100.0%	120,945	100.0%	348,336	100.0%	372,414	100.0%
Costs of company restaurant sales (a):
Product costs	21,722	26.1%	21,449	24.8%	64,270	26.0%	67,684	24.9%
Payroll and benefits	33,746	40.5%	34,409	39.7%	98,512	39.8%	108,779	40.0%
Occupancy	5,598	6.7%	5,780	6.7%	16,339	6.6%	17,776	6.5%
Other operating expenses	12,022	14.4%	12,170	14.1%	34,538	14.0%	37,267	13.7%
Total costs of company restaurant sales	73,088	87.7%	73,808	85.3%	213,659	86.4%	231,506	85.1%
Costs of franchise and license revenue (a)	11,599	34.2%	12,078	35.1%	34,586	34.2%	34,776	34.6%
General and administrative expenses	13,704	11.7%	14,702	12.2%	42,948	12.3%	45,150	12.1%
Depreciation and amortization	5,198	4.4%	5,287	4.4%	15,774	4.5%	17,174	4.6%
Operating (gains), losses and other charges, net	161	0.1%	3,380	2.8%	1,779	0.5%	(794)	(0.2)%
Total operating costs and expenses	103,750	88.5%	109,255	90.3%	308,746	88.6%	327,812	88.0%
Operating income	13,525	11.5%	11,690	9.7%	39,590	11.4%	44,602	12.0%
Interest expense, net	2,452	2.1%	3,088	2.6%	7,800	2.2%	10,537	2.8%
Other nonoperating expense (income), net	(276)	(0.2)%	38	0.0%	1,056	0.3%	7,941	2.1%
Net income before income taxes	11,349	9.7%	8,564	7.1%	30,734	8.8%	26,124	7.0%
Provision for income taxes	4,318	3.7%	3,201	2.6%	10,424	3.0%	10,295	2.8%
Net income	$7,031	6.0%	$5,363	4.4%	$20,310	5.8%	$15,829	4.3%

Other Data:
Company average unit sales	$510		$493		$1,509		$1,447
Franchise average unit sales	$365		$358		$1,073		$1,061
Company equivalent units (b)	163		175		164		188
Franchise equivalent units (b)	1,520		1,511		1,524		1,495
Company same-store sales increase (decrease) (c)(d)	0.7%		(0.5)%		(0.4)%		0.1%
Domestic franchise same-store sales increase (decrease) (c)(e)	1.3%		0.7%		0.5%		1.6%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2013 comparable units.

(e)	Prior year amounts have been restated to represent domestic franchise units only.

Quarter Ended September 25, 2013 Compared with Quarter Ended September 26, 2012

Unit Activity

	Quarter Ended
	September 25, 2013	September 26, 2012
Company restaurants, beginning of period	165	177
Units opened	—	—
Units acquired from franchisees	1	—
Units sold to franchisees	(2)	(5)
Units closed	—	(1)
End of period	164	171

Franchised and licensed restaurants, beginning of period	1,525	1,507
Units opened	9	12
Units purchased from Company	2	5
Units acquired by Company	(1)	—
Units closed	(13)	(8)
End of period	1,522	1,516
Total restaurants, end of period	1,686	1,687

Company Restaurant Operations

During the quarter ended September 25, 2013, we realized a 0.7% increase in same-store sales. Company restaurant sales decreased $3.2 million, or 3.7%, primarily resulting from a 12 equivalent-unit decrease in company-owned restaurants. The decrease in equivalent units reflects the impact of our refranchising program that was completed at the end of 2012.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 87.7% from 85.3%. Product costs increased to 26.1% from 24.8% primarily due to the unfavorable impact of product mix as well as increased commodity costs. Payroll and benefits increased to 40.5% from 39.7% primarily due to unfavorable workers' compensation claims development and higher group insurance costs. Occupancy costs remained constant at 6.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	September 25, 2013		September 26, 2012
	(Dollars in thousands)
Utilities	$3,592	4.3%	$3,760	4.3%
Repairs and maintenance	1,550	1.9%	1,578	1.8%
Marketing	3,116	3.7%	3,213	3.7%
Legal	157	0.2%	197	0.2%
Other direct costs	3,607	4.3%	3,422	4.0%
Other operating expenses	$12,022	14.4%	$12,170	14.1%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	September 25, 2013		September 26, 2012
	(Dollars in thousands)
Royalties	$21,777	64.2%	$21,333	62.1%
Initial fees	434	1.3%	728	2.1%
Occupancy revenue	11,693	34.5%	12,309	35.8%
Franchise and license revenue	$33,904	100.0%	$34,370	100.0%

Occupancy costs	8,616	25.4%	9,027	26.2%
Other direct costs	2,983	8.8%	3,051	8.9%
Costs of franchise and license revenue	$11,599	34.2%	$12,078	35.1%

Royalties increased by $0.4 million, or 2.1%, primarily resulting from a nine equivalent unit increase in franchised and licensed units and a 1.3% increase in domestic same-store sales, as compared to the prior year. The increase in equivalent units reflects the impact of our refranchising program that was completed at the end of 2012. Initial fees decreased by $0.3 million, or 40.4%, as fewer restaurants were opened by and sold to franchisees during the current year period. The decrease in occupancy revenue of $0.6 million, or 5.0%, is primarily the result of lease expirations.

Costs of franchise and license revenue decreased by $0.5 million, or 4.0%. The decrease in occupancy costs of $0.4 million, or 4.6%, is primarily the result of lease expirations. Other direct costs decreased by $0.1 million, or 2.2%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.2% for the quarter ended September 25, 2013 from 35.1% for the quarter ended September 26, 2012.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Share-based compensation	$1,053	$1,128
Other general and administrative expenses	12,651	13,574
Total general and administrative expenses	$13,704	$14,702

The $1.0 million decrease in general and administrative expenses is primarily the result of reductions in incentive compensation of $0.6 million and professional fees of $0.3 million.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Depreciation of property and equipment	$3,595	$3,702
Amortization of capital lease assets	884	801
Amortization of intangible assets	719	784
Total depreciation and amortization expense	$5,198	$5,287

The overall decrease in depreciation and amortization expense is primarily due to the sale of company-owned restaurants to franchisees during fiscal 2012.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	September 25, 2013	September 26, 2012
	(In thousands)
(Gains) losses on sales of assets and other, net	$(68)	$91
Restructuring charges and exit costs	229	821
Impairment charges	—	2,468
Operating (gains), losses and other charges, net	$161	$3,380

Impairment charges of $2.5 million for the quarter ended September 26, 2012 resulted primarily from the impairment of six units identified as held for sale.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Exit costs	$198	$233
Severance and other restructuring charges	31	588
Total restructuring and exit costs	$229	$821

Operating income was $13.5 million for the quarter ended September 25, 2013 compared with $11.7 million for the quarter ended September 26, 2012.

Interest expense, net was comprised of the following:

	Quarter Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Interest on credit facilities	$910	$1,425
Interest on capital lease liabilities	907	890
Letters of credit and other fees	359	383
Other interest (income) expense, net	(20)	21
Total cash interest	2,156	2,719
Amortization of deferred financing costs	120	136
Interest accretion on other liabilities	176	233
Total interest expense, net	$2,452	$3,088

The decrease in interest expense resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility, as well as debt reductions during 2012 and 2013.

Other nonoperating income, net was $0.3 million for the quarter ended September 25, 2013 compared with other nonoperating expense of less than $0.1 million for the quarter ended September 26, 2012.

The provision for income taxes was $4.3 million for the quarter ended September 25, 2013 compared to $3.2 million for the quarter ended September 26, 2012. A valuation allowance of $0.5 million was recorded against certain state jobs tax credits during the third quarter of 2013 related to changes in California law enacted during the period. The provision for income taxes for the third quarters of 2013 and 2012 was determined using our effective rate estimated for the entire fiscal year.

Net income was $7.0 million for the quarter ended September 25, 2013 compared with $5.4 million for the quarter ended September 26, 2012.

Three Quarters Ended September 25, 2013 Compared with Three Quarters Ended September 26, 2012

Unit Activity

	Three Quarters Ended
	September 25, 2013	September 26, 2012
Company restaurants, beginning of period	164	206
Units opened	—	—
Units acquired from franchisees	2	—
Units sold to franchisees	(2)	(28)
Units closed	—	(7)
End of period	164	171

Franchised and licensed restaurants, beginning of period	1,524	1,479
Units opened	27	27
Units purchased from Company	2	28
Units acquired by Company	(2)	—
Units closed	(29)	(18)
End of period	1,522	1,516
Total restaurants, end of period	1,686	1,687

Company Restaurant Operations

During the three quarters ended September 25, 2013, we realized a 0.4% decrease in same-store sales. Company restaurant sales decreased $24.7 million, or 9.1%, primarily resulting from a 24 equivalent-unit decrease in company restaurants. The decrease in equivalent-units reflects the impact of our refranchising program that was completed at the end of 2012.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 86.4% from 85.1%. Product costs increased to 26.0% from 24.9% primarily due to the unfavorable impact of product mix as well as increased commodity costs. Payroll and benefits decreased to 39.8% from 40.0% as decreased labor costs were partially offset by increased workers' compensation costs. Occupancy costs increased to 6.6% from 6.5%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Three Quarters Ended
	September 25, 2013		September 26, 2012
	(Dollars in thousands)
Utilities	$9,897	4.0%	$11,066	4.1%
Repairs and maintenance	4,423	1.8%	4,901	1.8%
Marketing	9,245	3.7%	10,138	3.7%
Legal	671	0.3%	366	0.1%
Other direct costs	10,302	4.2%	10,796	4.0%
Other operating expenses	$34,538	14.0%	$37,267	13.7%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Three Quarters Ended
	September 25, 2013		September 26, 2012
	(Dollars in thousands)
Royalties	$64,205	63.5%	$62,734	62.5%
Initial fees	1,164	1.2%	2,167	2.2%
Occupancy revenue	35,725	35.3%	35,536	35.3%
Franchise and license revenue	$101,094	100.0%	$100,437	100.0%

Occupancy costs	26,235	25.9%	26,455	26.3%
Other direct costs	8,351	8.3%	8,321	8.3%
Costs of franchise and license revenue	$34,586	34.2%	$34,776	34.6%

Royalties increased by $1.5 million, or 2.3%, primarily resulting from a 29 equivalent unit increase in franchised and licensed units and a 0.5% increase in domestic same-store sales, as compared to the prior year. The increase in equivalent units reflects the impact of our refranchising program that was completed at the end of 2012. Initial fees decreased by $1.0 million, or 46.3%, as fewer restaurants were sold to franchisees during the current year period. The increase in occupancy revenue of $0.2 million, or 0.5%, is primarily the result of the sale of restaurants to franchisees during 2012, partially offset by lease expirations.

Costs of franchise and license revenue decreased by $0.2 million, or 0.5%. The decrease in occupancy costs of $0.2 million, or 0.8%, is primarily the result of lease expirations. Other direct costs increased by less than $0.1 million, or 0.4%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.2% for the three quarters ended September 25, 2013 from 34.6% for the three quarters ended September 26, 2012.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Three Quarters Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Share-based compensation	$3,434	$2,794
Other general and administrative expenses	39,514	42,356
Total general and administrative expenses	$42,948	$45,150

The $2.2 million decrease in general and administrative expenses is primarily the result of reductions in incentive compensation of $1.0 million, professional fees of $0.8 million and other general and administrative expense of $1.0 million. These reductions were partially offset by an increase in share-based compensation of $0.6 million.

Depreciation and amortization was comprised of the following:

	Three Quarters Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Depreciation of property and equipment	$10,985	$12,333
Amortization of capital lease assets	2,555	2,446
Amortization of intangible assets	2,234	2,395
Total depreciation and amortization expense	$15,774	$17,174

The overall decrease in depreciation and amortization expense is primarily due to the sale of company restaurants to franchisees during fiscal 2012.

Operating (gains), losses and other charges, net were comprised of the following:

	Three Quarters Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Gains on sales of assets and other, net	$(83)	$(6,772)
Restructuring charges and exit costs	1,005	2,970
Impairment charges	857	3,008
Operating (gains), losses and other charges, net	$1,779	$(794)

During the three quarters ended September 26, 2012, we recognized gains of $6.8 million, primarily resulting from the sale of restaurant operations to franchisees and the sale of real estate.

Impairment charges of $0.9 million for the three quarters ended September 25, 2013 resulted primarily from the impairment of two units identified as assets held for sale. Impairment charges of $3.0 million for the three quarters ended September 26, 2012 resulted primarily from the impairment of seven units identified as assets held for sale and the impairment of an underperforming unit.

Restructuring charges and exit costs were comprised of the following:

	Three Quarters Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Exit costs	$435	$1,139
Severance and other restructuring charges	570	1,831
Total restructuring and exit costs	$1,005	$2,970

Operating income was $39.6 million for the three quarters ended September 25, 2013 and $44.6 million for the three quarters ended September 26, 2012.

Interest expense, net was comprised of the following:

	Three Quarters Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Interest on credit facilities	$3,197	$5,761
Interest on capital lease liabilities	2,716	2,677
Letters of credit and other fees	1,038	1,234
Other interest income	(61)	(624)
Total cash interest	6,890	9,048
Amortization of deferred financing costs	376	639
Amortization of debt discount	—	137
Interest accretion on other liabilities	534	713
Total interest expense, net	$7,800	$10,537

The decrease in interest expense resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility, as well as debt reductions during 2012 and 2013.

Other nonoperating expense, net was $1.1 million for the three quarters ended September 25, 2013 compared with $7.9 million for the three quarters ended September 26, 2012. The amount for the 2013 period was primarily the result of $1.2 million of expenses and write-offs of deferred financing costs incurred related to our 2013 debt refinancing. The amount for the 2012 period was primarily the result of $7.9 million of expenses and write-offs of deferred financing costs and original issue discount incurred related to our 2012 debt refinancing.

The provision for income taxes was $10.4 million for the three quarters ended September 25, 2013 compared to $10.3 million the three quarters ended September 26, 2012. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to state and foreign taxes, employment tax credits, and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.3 million related to work opportunity credits generated in 2012, which were allowed retroactively. In addition, state job tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity. A valuation allowance of $0.5 million was recorded against certain state jobs tax credits during the 2013 period related to changes in California law enacted during the period. The provision for income taxes for the 2012 period was determined using our effective rate estimated for the entire fiscal year.

Net income was $20.3 million for the three quarters ended September 25, 2013 compared with $15.8 million for the three quarters ended September 26, 2012.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our Common Stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Net cash provided by operating activities	$44,716	$44,023
Net cash (used in) provided by investing activities	(9,429)	6,312
Net cash used in financing activities	(42,522)	(39,927)
Increase (decrease) in cash and cash equivalents	$(7,235)	$10,408

We believe that our estimated cash flows from operations for 2013, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $9.4 million for the three quarters ended September 25, 2013. These cash flows include capital expenditures of $11.8 million, acquisition of restaurant units of $1.6 million and issuances of notes receivable of $1.2 million, partially offset by $3.7 million in collections of notes receivable and $1.6 million in proceeds from asset sales. Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 25, 2013	September 26, 2012
	(In thousands)
Facilities	$3,433	$3,840
New construction	449	2,850
Remodeling	4,298	89
Information technology	409	195
Other	3,230	872
Capital expenditures	$11,819	$7,846

Capital expenditures for fiscal 2013 are expected to be approximately $20-$22 million (including acquisitions), comprised primarily of costs related to remodels and facilities.

Cash flows used in financing activities were $42.5 million for the three quarters ended September 25, 2013, which included a net reduction in long-term debt of $17.8 million, stock repurchases of $22.0 million, and debt refinancing costs of $1.7 million.

Our working capital deficit was $23.9 million at September 25, 2013 compared with $27.2 million at December 26, 2012. The decrease in working capital deficit is primarily related to the timing of payments impacting prepaid and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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
As of September 25, 2013, we had outstanding term loan borrowings under the New Credit Facility of $58.5 million and outstanding letters of credit under the senior secured revolver of $26.0 million. There were $97.0 million in revolving loans outstanding at September 25, 2013. These balances resulted in availability of $67.0 million under the revolving facility. The weighted-average interest rates under the term loan and on outstanding revolver loans as of September 25, 2013 were 2.18%.

Our future contractual obligations relating to long-term debt and related interest obligations as of September 25, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$155,500	$3,000	$8,250	$144,250	$—
Interest obligations (1)	14,736	3,367	6,507	4,862	—

(1)
Interest obligation represent payments related to our long-term debt outstanding at September 25, 2013. For long-term debt with variable rates, we have used the rate applicable at September 25, 2013 to project interest over the periods presented in the table above.

See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 26, 2012 for information concerning other future contractual obligations and commitments.

Interest Rate Hedges

On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings under our credit facility for a two year period. The 200 basis point LIBOR cap applied to $150 million of borrowings from April 13, 2012 through April 13, 2013 and $125 million of borrowings from April 14, 2013 through April 13, 2014.

Our existing interest rate hedges remain in effect under the New Credit Facility until April 13, 2014. On April 30, 2013, we entered into additional interest rate hedges that cap the LIBOR rate on borrowings under the New Credit Facility. The 200 basis point LIBOR cap applies to $150 million of borrowings from April 14, 2014 through March 31, 2015.

On April 30, 2013, we also entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $150 million notional debt obligation from March 31, 2015 through March 31, 2017 and a related $140 million notional debt obligation from April 1, 2017 through March 29, 2018. Under the terms of the swaps, we will pay an average fixed rate of 3.12% on the notional amounts and receive payments from a counterparty based on the 30-day LIBOR rate.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 25, 2013, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum. Through April 13, 2013, up to $150 million of the term loan borrowings had a 200 basis point LIBOR point cap. As of April 13, 2013, up to $125 million of the term loan borrowing has a 200 basis point LIBOR point cap.

Based on the levels of borrowings under the credit facility at September 25, 2013, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.6 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at September 25, 2013, taking into consideration the interest rate cap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended September 25, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
June 27, 2013 - July 24, 2013	489	$5.78	489	10,969
July 25, 2013 - August 21, 2013	698	5.67	698	10,271
August 22, 2013 - September 25, 2013	594	5.76	594	9,677
Total	1,781	$5.73	1,781

(1)	Average price paid per share excludes commissions.

(2)
On May 18, 2012, we announced that our Board of Directors approved the repurchase of up to 6 million shares of Common Stock. Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 25, 2013, we purchased 1,458,185 shares of Common Stock for an aggregate consideration of approximately $8.3 million, pursuant to the share repurchase program, thus completing this repurchase program.

(3)
On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our Common Stock. Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the May 18, 2012 repurchase program. During the quarter ended September 25, 2013, we purchased 322,855 shares of Common Stock for an aggregate consideration of approximately $1.9 million, pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Denny's Corporation Amended and Restated Executive and Key Employee Severance Pay Plan

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	October 28, 2013	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	October 28, 2013	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller