Form 10-K
period 2013-12-25
DENNYS CORP
filed 2014-03-10
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 25, 2013
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
Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $440.3 million as of June 26, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $5.47 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of March 5, 2014, 88,479,069 shares of the registrant’s common stock, $.01 par value per share, were outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 25, 2013, the Denny’s brand consisted of 1,700 franchised, licensed and company operated restaurants around the world with combined sales of $2.5 billion, including 1,599 restaurants in the United States and 101 international locations. As of December 25, 2013, 1,537 of our restaurants were franchised or licensed, representing 90% of the total restaurants and 163 were company operated.

Denny’s is known as America's Diner, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny's is best known for its breakfast fare, which is available around the clock. The Original Grand Slam, introduced in 1977, remains one of our most popular menu items. In addition to our breakfast-all-day items, Denny's offers a wide selection of lunch and dinner items including burgers, sandwiches, salads, entrées and skillet entrées, along with an assortment of beverages, appetizers and desserts.

In 2013, Denny's average annual restaurant sales were $2.0 million for company restaurants and $1.4 million for franchised restaurants. At our company restaurants, the guest check average was $8.97 with an approximate average of 4,300 guests served per week. Because our restaurants are open 24 hours, we have four dayparts (breakfast, lunch, dinner and late night), accounting for 25%, 34%, 22% and 19%, respectively, of average daily sales at company restaurants. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2013, approximately 40% of an average week of sales at company restaurants happened between Friday late night and Sunday lunch.

References to "Denny's," the "Company," "we," "us," and "our" in this Form 10-K are references to Denny's Corporation and its subsidiaries.

Restaurant Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. The initial fee for a traditional twenty-year Denny’s franchise agreement is up to $40,000 and the royalty payment is up to 4% of gross sales. Additionally, our franchisees are required to contribute up to 4% of gross sales for advertising and may make additional advertising contributions as part of a local marketing co-operative. Franchise agreements for nontraditional locations on university campuses and military bases may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements.

We work closely with our franchisees to plan and execute many aspects of the business. The Denny's Franchisee Association ("DFA") was created to promote communication among our franchisees and between the Company and our franchise community. DFA board members and Company management primarily work together through Brand Advisory Councils relating to Development, Marketing and Operations matters, as well as through a Supply Chain Oversight Committee relating to procurement and distribution matters.

 Site Selection

The success of any restaurant is significantly influenced by its location. Our development team works closely with franchisees and real estate brokers to identify sites which meet specific standards. Sites are evaluated on the basis of a variety of factors, including but not limited to:

•	demographics;

•	traffic patterns;

•	visibility;

•	building constraints;

•	competition;

•	environmental restrictions; and

•	proximity to high-traffic consumer activities.

Domestic Development

We completed our Franchise Growth Initiative ("FGI") during 2012. This initiative increased franchised restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. A total of 380 company restaurants were sold under our FGI program, which began in early 2007. Fulfilling the unit growth expectations of this program, certain franchisees that have purchased company restaurants also signed development agreements to open additional restaurants. We also negotiate development agreements outside of our FGI program.

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

In recent years, we have opened restaurant locations within travel centers, primarily with Pilot and Pilot Flying J Travel Centers. Additionally, we have opened nontraditional locations on university campuses and military bases operating under either the Denny's Fresh Express® or Denny's AllNighter® names. During 2013, we opened our first Denny’s Fresh Express military base location at Nellis Air Force Base in Las Vegas, NV in partnership with the Army & Air Force Exchange Service.

Through our various development efforts, we currently have active development agreements for 272 new domestic franchised restaurants, 170 of which have opened. The majority of the remaining restaurants in the development agreement pipeline are expected to open over the next five years. While the majority of the restaurants to be opened under these agreements are on schedule, from time to time some of our franchisees' ability to grow and meet their development commitments may be hampered by the economy and the lending environment.

International Development

In addition to the development agreements signed for domestic restaurants, we have signed development agreements for 54 new international franchised restaurants, 17 of which have opened. During 2013, we opened four traditional franchised locations in El Salvador, Puerto Rico, Canada and Chile. In addition, our second nontraditional airport location was opened in Mexico.

In January 2014, we signed a franchise agreement with Advance Investment LLC, an affiliated entity of Food Quest Restaurant Management LLC, for the development of 30 new Denny’s restaurants in nine countries in the Middle East over the next ten years. As a result, we currently have signed development agreements for 84 international franchised restaurants.

During 2014, we expect to open a total of 45 to 50 franchised restaurants in domestic and international markets.

Ongoing Transition to a Franchise Focused Business Model

As a result of the development efforts described above, over the past seven years we have transitioned from a restaurant portfolio mix of 66% franchised and 34% company operated to a restaurant portfolio mix of 90% franchised and 10% company operated. Since achieving the 90% target in 2012, we expect that our percentage of company restaurants will gradually decrease, as the majority of our restaurant openings and the future growth of the brand will come primarily from the development of franchised restaurants. The following table summarizes the changes in the number of company restaurants and franchised and licensed restaurants during the past five years (excluding relocations):

	2013	2012	2011	2010	2009
Company restaurants, beginning of period	164	206	232	233	315
Units opened	—	1	8	24	1
Units acquired from franchisees	2	1	—	—	—
Units sold to franchisees	(2)	(36)	(30)	(24)	(81)
Units closed	(1)	(8)	(4)	(1)	(2)
End of period	163	164	206	232	233

Franchised and licensed restaurants, beginning of period	1,524	1,479	1,426	1,318	1,226
Units opened	46	39	53	112	39
Units purchased from Company	2	36	30	24	81
Units acquired by Company	(2)	(1)	—	—	—
Units closed	(33)	(29)	(30)	(28)	(28)
End of period	1,537	1,524	1,479	1,426	1,318
Total restaurants, end of period	1,700	1,688	1,685	1,658	1,551

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 25, 2013:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	97	35.4%	97	6.3%
Two to five	114	41.6%	345	22.5%
Six to ten	26	9.5%	200	13.0%
Eleven to fifteen	13	4.7%	163	10.6%
Sixteen to thirty	16	5.8%	338	22.0%
Thirty-one and over	8	3.0%	394	25.6%
Total	274	100.0%	1,537	100.0%

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

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. We seek to ensure that our company restaurants meet our high standards through a network of Directors of Company Operations, Company District Managers and restaurant level managers, all of whom spend the majority of their time in the restaurants. A network of Regional Directors of Franchise Operations and Franchise Business Leaders provide oversight of our franchised restaurants to ensure compliance with brand standards, promote operational excellence and provide general support to our franchisees.

A principal feature of our restaurant operations is the consistent focus on improving operations at the restaurant level. Each franchised and company restaurant receives regular reviews and coaching to assess and continually improve restaurant operations. In addition, Denny’s maintains training programs for hourly employees and restaurant management. Hourly employee training programs (including eLearning) are position-specific and focus on skills and tasks necessary to successfully fulfill the responsibilities assigned to them, while continually enhancing guest satisfaction. Denny's Manager In Training (“MIT”) program provides managers with the knowledge and leadership skills needed to successfully operate a Denny's restaurant. The MIT program is required for all new management hires and those promoted internally and is also available to Denny's franchisees to train their managers.

Product Development and Marketing

Menu Offerings

We are leveraging our heritage with our “America’s Diner" brand positioning, which provides the promise of Everyday Value with craveable, indulgent products served in a friendly and welcoming atmosphere. This positioning provides the framework for our four primary marketing strategies: (1) supporting our core "breakfast all day" platform, (2) delivering everyday affordability, primarily through our $2 $4 $6 $8 Value Menu®, (3) creating compelling limited-time-only products and (4) driving relevance beyond breakfast. The Denny’s menu offers a large selection of high-quality, moderately priced products designed to appeal to all types of guests. We offer a wide variety of items for breakfast, lunch and dinner, in addition to appetizers, desserts and beverages. Our Fit Fare® menu helps our guests identify items best suited to their dietary needs. Most Denny’s restaurants offer special items for children and seniors at reduced prices.

Product Development

Denny’s is a consumer-driven brand with particular focus on hospitality, menu choices and overall guest experience. Our Product Development team works closely with consumer insights obtained through primary and secondary qualitative and quantitative studies. Input and ideas from our franchisees, vendors and operators are also integrated into this process. These insights form the strategic foundation for menu architecture, pricing, promotion and advertising. Before a new menu item can be brought to fruition, it is rigorously tested against consumer expectations, standards of culinary discipline, food science and technology, nutritional analysis, financial benefit and operational execution. This testing process ensures that new menu items are not only appealing, competitive, profitable and marketable, but can be prepared and delivered with excellence in our restaurants.

The added value of these insights and strategic understandings also assists our Restaurant Operations and Information Technology staff in the evaluation and development of new restaurant processes and upgraded restaurant equipment that may enhance our speed of service, food quality and order accuracy.

We continually evolve our menu through new additions, deletions or improvements to meet the needs of a changing consumer and market place.

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

While nearly all products are contracted for by our purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company ("MBM"), under a long-term distribution contract. MBM distributes restaurant products and supplies to the Denny’s system from approximately 200 vendors, representing approximately 90% of our restaurant product and supply purchases. We believe that satisfactory alternative sources of supply are generally available for all the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

Marketing and Advertising

Denny’s marketing team employs integrated marketing and advertising strategies that promote the Denny’s brand. Communications strategy, media, advertising, menu management, product innovation and development, consumer insights, public relations, field marketing and national promotions all fall under the marketing umbrella.

Our marketing campaigns focus on amplifying Denny's brand strengths as America's Diner, promoting the various breakfast, lunch, dinner, late night and Fit Fare® menu offerings in addition to both value and premium limited time only offerings. Denny's deploys comprehensive marketing strategies on a national level and through local co-operatives, targeting customers through network, cable and local television, radio, online, digital, social, outdoor and print media.

Brand Protection & Quality

Denny’s will only serve our guests food that is safe and wholesome and that meets our quality standards. Our systems, from "farm to fork," are based on Hazard Analysis and Critical Control Points ("HACCP"), whereby we prevent, eliminate or reduce hazards to a safe level to protect the health of the employees and guests. To ensure this basic expectation to our guests, Denny’s also has risk-based systems in place to validate only approved vendors and distributors which meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurant employees follow regulatory requirements (federal, state and local), industry “best practices” and Denny’s Brand Standards.

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

All Denny’s restaurants are required to have a person certified in food protection on duty for all hours of operation. Our Food Safety/HACCP program has been recognized nationally by regulatory departments, the restaurant industry and our peers as one of the best. We work daily on improving our processes and procedures. We are advocates for the advancement of food safety within the industry’s organizations, such as the National Council of Chain Restaurants, the National Restaurant Association (NRA) and the NRA's Quality Assurance Executive Study Groups.

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

We believe that Denny’s has a number of competitive strengths, including strong brand recognition, well-located restaurants and market penetration. We benefit from economies of scale in a variety of areas, including advertising, purchasing and distribution. Additionally, we believe that Denny’s has competitive strengths in the value, variety and quality of our food products, and in the quality and training of our employees. See “Risk Factors” for certain additional factors relating to our competition in the restaurant industry.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act require that most individuals obtain health insurance coverage beginning in 2014 and also require that certain large employers offer coverage to their employees or pay a financial penalty beginning in 2015. We began complying with the new law in 2014 and are evaluating the impact it will have on our business. Although we cannot predict with certainty the financial and operational impacts the new law will have on us, we expect that our expenses related to employee health benefits will increase over the long term as a result of this legislation. Any such increases could adversely affect our business, cash flows, financial condition and results of operations.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of Denny’s:

Name	Age	Positions
Frances L. Allen (1)(2)	51	Executive Vice President, Chief Brand Officer

Christopher D. Bode (2)	51	Senior Vice President, Operations

Stephen C. Dunn (2)	49	Senior Vice President, Global Development

Timothy E. Flemming (1)(2)	53	Senior Vice President, General Counsel and Chief Legal Officer

John C. Miller (1)(2)	58	Chief Executive Officer and President

F. Mark Wolfinger (1)(2)	58	Executive Vice President, Chief Administrative Officer and Chief Financial Officer

(1)	Officer of Denny's Corporation
(2)	Officers of Denny's Inc.

Ms. Allen has been Executive Vice President and Chief Brand Officer since June 2013. She previously served as Chief Marketing Officer from July 2010 to June 2013. Prior to joining the Company, Ms. Allen served as Chief Marketing Officer of Dunkin' Donuts, U.S. from 2007 to 2009. During 2013, Ms. Allen was appointed to the Board of Directors of MarineMax, Inc.

Mr. Bode has been Senior Vice President, Operations since January 2013. He previously served as Divisional Vice President, Franchise Operations from January 2012 to January 2013 and as Vice President, Operations Initiatives from March 2011 to January 2012. Prior to joining the Company, Mr. Bode served as Chief Operating Officer of QSR Management, LLC (a franchisee of Dunkin’ Donuts) from 2008 to 2010 and Vice President of Development & Construction of Dunkin’ Brands, Inc. from 1988 to 2008.

Mr. Dunn has been Senior Vice President, Global Development since April 2011. He previously served as Vice President, Company and Franchise Development from September 2005 to April, 2011.
Mr. Flemming has been Senior Vice President, General Counsel and Chief Legal Officer since March 2009. He previously served as Vice President, General Counsel and Chief Legal Officer from June 2008 to March 2009 and as Vice President and Assistant General Counsel from January 1999 to June 2008.
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

Employees

At December 25, 2013, we had approximately 8,250 employees, of whom 7,900 were restaurant employees, 100 were field support employees and 250 were corporate personnel. None of our employees are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers and approximately 45 hourly employees. A Senior Vice President, Operations, along with a VP, Company Operations and a VP, Training and Operations Support, establish the strategic direction and key initiatives for the Operations Teams. In addition, we employ three Directors of Company Operations, five Regional Directors of Franchise Operations and a team of Company District Managers and Franchise Business Leaders to guide and support the franchisees and in-restaurant teams. The duties of the Directors of Operations, District Managers and Franchise Business Leaders include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensures the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

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

Food service businesses are often adversely affected by changes in:

•	consumer tastes, including nutritional concerns;

•	consumer spending habits;

•	global, national, regional and local economic conditions; and

•	demographic trends.

The performance of our individual restaurants may be adversely affected by factors such as:

•	traffic patterns;

•	demographic considerations; and

•	the type, number and location of competing restaurants.

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, the food service industry in general, and our results of operations and financial condition in particular, may be adversely affected by unfavorable trends or developments such as:

•	inflation;

•	increased food costs;

•	increased energy costs;

•	labor and employee benefits costs (including increases in minimum hourly wage, employment tax rates, health care costs and workers’ compensation costs);

•	regional weather conditions; and

•	the availability of experienced management and hourly employees.

Operating results that are lower than our current estimates may cause us to incur impairment charges on certain long-lived assets and potentially close certain restaurants.

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

For 2013, our ten largest franchisees accounted for 32% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 264 franchisees. Although the loss of revenues from the closure of any one franchised restaurant may not be material, such revenues generate margins that may exceed those generated by other restaurants or offset fixed costs which we continue to incur.

We have guaranteed certain franchisee lease payments and loan payments in relation to the Pilot Flying J locations. These guarantees include up to $2.0 million of lease payments and $0.7 million in loan payments. To support domestic franchised growth, we have arranged a program that provides up to $100 million in loans to new and existing franchisees that open new restaurants in under-penetrated markets. We guarantee up to the lesser of $12 million or 12% of the total outstanding loans under the program. There were $1.5 million of loans outstanding under this program as of December 25, 2013. Additionally, during 2013, we arranged a program that provides up to $247.5 million in loans to franchisees related to our current remodel program. We guarantee up to 5% of the total outstanding loans under the program. There were no loans outstanding as of December 25, 2013. Under any of the programs, if franchisees are not able to fund required payments when due, we could be required to make payments up to the amounts guaranteed.

Our growth strategy depends on our ability and that of our franchisees to open new restaurants. Delays or failures in opening new restaurants could adversely affect our planned growth.

The development of new restaurants may be adversely affected by risks such as:

•	costs and availability of capital for the company and/or franchisees;

•	competition for restaurant sites;

•	inability to identify suitable franchisees;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	inability to obtain all required governmental approvals and permits;

•	delays in completion of construction;

•	challenge of identifying, recruiting and training qualified restaurant managers;

•	developed restaurants not achieving the expected revenue or cash flow; and

•	general economic conditions.

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

Each of our restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. We expect competition to continue to increase. The following are important aspects of competition:

•	restaurant location;

•	advantageous commercial real estate suitable for restaurants;

•	number and location of competing restaurants;

•	attractiveness and repair and maintenance of facilities;

•	food quality, new product development and value;

•	dietary trends, including nutritional content;

•	training, courtesy and hospitality standards;

•	availability of and quality of staff;

•	quality and speed of service; and

•	the effectiveness of marketing and advertising programs.

Our reputation and business could be materially harmed as a result of the failure to protect the integrity and security of guest information or employees' personal data.

We receive and maintain certain personal information about our guests and employees. Our use of this information is regulated at the federal and state levels, as well as by certain third-party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

Numerous government regulations impact our business, and our failure to comply with them could adversely affect our business.

We and our franchisees are subject to federal, state and local laws and regulations governing, among other things:

•	preparation, labeling, advertising and sale of food;

•	sanitation and safety;

•	land use, sign restrictions and environmental matters;

•	employee health care requirements, including the implementation and uncertain legal, regulatory and cost implications of the health care reform law;

•	payment card regulation and related industry rules;

•	the sale of alcoholic beverages;

•	hiring and employment practices, including minimum wage and tip credit laws and fair labor standards; and

•	Americans with Disabilities Act.

The operation of our franchisee system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. Due to our international franchising, we are also subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. If we or our franchisees fail to comply with these laws and regulations, we or our franchisees could be subjected to restaurant closure, fines, penalties and litigation, which may be costly and could adversely affect our results of operations and financial condition. In addition, the future enactment of additional legislation regulating the franchise relationship could adversely affect our operations.

We began complying with The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act in 2014. Because of the breadth and complexity of this legislation and the phased-in nature of implementation, we cannot predict with certainty the financial and operational impacts the law will have on us. However, we expect that our expenses related to employee health benefits will increase over the long term as a result of this legislation. Any such increases could adversely affect our business, cash flows, financial condition and results of operations.

Additionally, the legislation will require restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision of the law, but cannot anticipate the changes in guest behavior that could result from the implementation of this provision, which could have an adverse effect on our sales or results of operations.

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

Litigation may adversely affect our business, financial condition and results of operations.

We are subject to complaints or litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management’s attention away from operations and hurt our performance. Further, adverse publicity resulting from claims may harm our business or that of our franchisees.

Negative publicity generated by incidents at a few restaurants can adversely affect the operating results of our entire chain and the Denny’s brand.

Food safety concerns, criminal activity, alleged discrimination or other operating issues stemming from one restaurant or a limited number of restaurants do not just impact that particular restaurant or a limited number of restaurants. Rather, our entire chain of restaurants may be at risk from the negative publicity generated by an incident at a single restaurant. The increasing use of social media platforms has increased the speed and scope of adverse publicity and could hinder our ability to quickly and effectively respond to such reports. This negative publicity can adversely affect the operating results of our entire chain and the Denny’s brand.

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

As of December 25, 2013, we had total indebtedness of $173.1 million, including capital leases.

We continually monitor our cash flow and liquidity needs. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover those needs, we could seek additional sources of funds, including incurring additional debt and selling selected assets, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months. We have no material debt maturities scheduled until April 2018. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations.

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

Though we currently participate in a share repurchase program, there can be no assurance that we will repurchase our Common Stock pursuant to the plan. Our credit agreement contains additional restrictive covenants, including financial maintenance requirements. Our ability to comply with these covenants may be affected by events beyond our control, such as uncertainties related to the current economy, and we cannot be sure that we will be able to comply with these covenants.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 4,800 square feet, allowing them to accommodate an average of 130-150 guests. The number and location of our restaurants as of December 25, 2013 and December 26, 2012 are presented below:

	2013			2012
State/Country	Company	Franchised / Licensed	Total	Company	Franchised / Licensed	Total
Alabama	2	5	7	2	5	7
Alaska	—	3	3	—	3	3
Arizona	8	72	80	8	71	79
Arkansas	—	9	9	—	10	10
California	59	350	409	59	349	408
Colorado	—	30	30	—	30	30
Connecticut	—	10	10	—	8	8
Delaware	—	2	2	—	2	2
District of Columbia	—	1	1	—	1	1
Florida	18	130	148	17	134	151
Georgia	1	17	18	1	15	16
Hawaii	3	5	8	5	3	8
Idaho	—	10	10	—	9	9
Illinois	7	48	55	7	49	56
Indiana	—	37	37	—	38	38
Iowa	—	3	3	—	3	3
Kansas	—	9	9	—	10	10
Kentucky	2	15	17	2	15	17
Louisiana	1	3	4	1	2	3
Maine	—	7	7	—	7	7
Maryland	3	19	22	3	21	24
Massachusetts	—	6	6	—	6	6
Michigan	4	17	21	4	18	22
Minnesota	—	13	13	—	13	13
Mississippi	1	2	3	1	2	3
Missouri	4	35	39	4	34	38
Montana	—	4	4	—	5	5
Nebraska	—	5	5	—	5	5
Nevada	6	28	34	6	27	33
New Hampshire	—	3	3	—	3	3
New Jersey	—	9	9	—	9	9
New Mexico	—	27	27	—	27	27
New York	1	50	51	1	48	49
North Carolina	—	25	25	—	21	21
North Dakota	—	4	4	—	4	4
Ohio	4	37	41	3	36	39
Oklahoma	—	15	15	—	16	16
Oregon	—	24	24	—	24	24
Pennsylvania	11	28	39	11	28	39
Rhode Island	—	3	3	—	2	2
South Carolina	—	16	16	—	16	16
South Dakota	—	3	3	—	3	3
Tennessee	2	5	7	2	4	6
Texas	17	174	191	17	168	185
Utah	—	24	24	—	25	25
Vermont	—	2	2	—	2	2
Virginia	9	19	28	10	20	30
Washington	—	45	45	—	47	47
West Virginia	—	2	2	—	2	2
Wisconsin	—	23	23	—	23	23
Wyoming	—	3	3	—	3	3
Canada	—	64	64	—	63	63
Chile	—	1	1	—	—	—
Costa Rica	—	3	3	—	3	3
Curacao N.V.	—	1	1	—	1	1
Dominican Republic	—	1	1	—	1	1
El Salvador	—	1	1	—	—	—
Guam	—	2	2	—	2	2
Honduras	—	3	3	—	3	3
Mexico	—	6	6	—	5	5
New Zealand	—	7	7	—	8	8
Puerto Rico	—	12	12	—	12	12
Total	163	1,537	1,700	164	1,524	1,688

Of the total 1,700 restaurants in the Denny's brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	35	56	91
Leased properties	128	317	445
	163	373	536

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 39 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy 17 floors of the building, with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market ("NASDAQ"). The following table lists the high and low sales prices of the Common Stock for each quarter of fiscal years 2013 and 2012, according to NASDAQ.

	High	Low
2013
First quarter	$5.86	$4.68
Second quarter	6.24	5.27
Third quarter	6.37	5.41
Fourth quarter	7.51	6.01
2012
First quarter	$4.55	$3.71
Second quarter	4.45	3.79
Third quarter	5.24	4.21
Fourth quarter	5.13	4.52

Stockholders

As of March 5, 2014, there were 88,479,069 shares of Common Stock outstanding and approximately 9,200 record and beneficial holders of Common Stock.

Dividends and Share Repurchases

Our credit facility allows for the payment of cash dividends and/or the purchase of Common Stock, subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. The aggregate amount available for such dividends or stock purchases is as follows:

•
not to exceed $40.0 million if the Consolidated Leverage Ratio (as defined in the Credit Agreement) is 2.0x or greater and unlimited if the Consolidated Leverage Ratio is below 2.0x, provided that, in each case, at least $20.0 million of availability is maintained under the revolving credit facility after such payment; and

•
an additional annual aggregate amount equal to $0.05 times the number of outstanding shares of Common Stock, as of March 27, 2013, plus each additional share of our Common Stock that is issued after such date.

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended December 25, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
	(In thousands, except per share amounts)
September 26, 2013 – October 23, 2013	155	$6.22	155	9,522
October 24, 2013 – November 20, 2013	74	6.49	74	9,448
November 21, 2013 – December 25, 2013	230	7.24	230	9,218
Total	459	$6.77	459

(1)	Average price paid per share excludes commissions.

(2)
On April 25, 2013, we announced that our Board of Directors had approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our Common Stock (in addition to a previous 6 million share authorization completed in the third quarter of 2013). Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended December 25, 2013, we purchased 459,344 shares of Common Stock for an aggregate consideration of approximately $3.1 million, pursuant to the share repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 25, 2013 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,263,911	(1)	$3.22	3,590,398	(2)
Equity compensation plans not approved by security holders	300,000	(3)	3.66	827,589	(4)
Total	4,563,911		$3.28	4,417,987

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

(2)	Includes shares of Common Stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards under the 2012 Omnibus Plan.

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

Performance Graph

The following graph compares the cumulative total stockholders’ return on our Common Stock for the five fiscal years ended December 25, 2013 (December 31, 2008 to December 25, 2013) against the cumulative total return of the Russell 2000® Index and a peer group. The graph and table assume that $100 was invested on December 31, 2008 (the last day of fiscal year 2008) in each of the Company’s Common Stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DECEMBER 31, 2008
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 25, 2013

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 31, 2008	$100.00	$100.00	$100.00
December 30, 2009	$127.19	$133.90	$110.05
December 29, 2010	$161.33	$204.86	$179.87
December 28, 2011	$154.57	$259.94	$188.94
December 26, 2012	$179.82	$286.99	$245.27
December 25, 2013	$252.36	$462.61	$377.34

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 25, 2013, the weighted average market capitalization of companies within the index was approximately $1.8 billion with the median market capitalization being approximately $0.7 billion.

(2)
The peer group consists of 20 public companies that operate in the restaurant industry. The peer group includes the following companies: Einstein Noah Restaurant Group, Inc. (BAGL), BJ's Restaurants, Inc. (BJRI), Bob Evans Farms, Inc. (BOBE), Buffalo Wild Wings, Inc. (BWLD), The Cheesecake Factory Incorporated (CAKE), Cracker Barrel Old Country Store, Inc. (CBRL), Chipotle Mexican Grill, Inc. (CMG), DineEquity, Inc. (DIN), Dunkin' Brands Group, Inc. (DNKN), Domino’s Pizza, Inc. (DPZ), Brinker International, Inc. (EAT), Jack In The Box Inc. (JACK), Krispy Kreme Doughnuts, Inc. (KKD), Panera Bread Company (PNRA), Papa John’s International, Inc. (PZZA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruby Tuesday, Inc. (RT), Sonic Corp. (SONC), Texas Roadhouse, Inc. (TXRH) and The Wendy’s Company (WEN).

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

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011 (a)	December 29, 2010	December 30, 2009
	(In millions, except ratios and per share amounts)
Statement of Income Data:
Operating revenue	$462.6	$488.4	$538.5	$548.5	$608.1
Operating income	47.5	56.4	51.0	55.2	72.4
Income from continuing operations	$24.6	$22.3	$112.3	$22.7	$41.6
Basic net income per share:	$0.27	$0.23	$1.15	$0.23	$0.43
Diluted net income per share:	$0.26	$0.23	$1.13	$0.22	$0.42

Cash dividends per common share (b)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets	$53.8	$64.6	$61.3	$62.5	$58.3
Working capital deficit (c)	(20.3)	(27.2)	(25.9)	(27.8)	(33.8)
Net property and equipment	105.6	107.0	112.8	129.5	131.5
Total assets	295.8	324.9	350.5	311.2	312.6
Long-term debt, excluding current portion	165.9	177.5	211.3	253.1	274.0

(a)
During 2011, we concluded that it was more likely than not that certain of our deferred tax assets would be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million.

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

Overview

Summary of Operations

Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. 2013, 2012 and 2011 each included 52 weeks of operations. Fiscal 2014 ends December 31, 2014 and will include 53 weeks of operations.

Our revenues are derived primarily from two sources: the sale of food and beverages at our company restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company operated and franchised restaurants are affected by the success of our marketing campaigns, new product introductions, customer service and menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guest tastes and preferences. Sales at company restaurants and royalty income from franchised restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants and the sale of company restaurants to franchisees.

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

Impacts of Refranchising

During 2012, we completed our FGI program, a strategic initiative to increase franchise restaurant development through the sale of certain geographic clusters of company restaurants to both current and new franchisees. A total of 380 company restaurants were sold under our FGI program, which began in early 2007. While we now consider the FGI program to be complete, we may, from time to time, continue to sell restaurants to franchisees where geographically and economically beneficial to the Company. Conversely, we may, from time to time, reacquire restaurants from franchisees if similar benefits exist.

Additionally, we currently have active development agreements for 272 new domestic restaurants, 170 of which have opened. The majority of the remaining restaurants in the development agreement pipeline are expected to open over the next five years. While the majority of the restaurants to be opened under these agreements are on schedule, from time to time some of our franchisees' ability to grow and meet their development commitments is hampered by the economy and the difficult lending environment.

As a result of the development efforts described above, over the past seven years we have transitioned from a restaurant portfolio mix of 66% franchised and 34% company operated to a restaurant portfolio mix of 90% franchised and 10% company operated at December 25, 2013. Now that we have achieved our mix target, we expect that our percentage of company operated restaurants will gradually decrease, as the majority of our future unit growth will be through franchised restaurants.

Specifically, our focus on refranchising has impacted our financial performance as follows:

•	Company restaurant sales have decreased from $411.6 million in 2011 to $328.3 million in 2013, primarily as a result of the sale of restaurants to franchisees.

•
The decline in company restaurant revenues is partially offset by increased royalty income derived from the growth in the franchised restaurant base resulting from both traditional development and the conversion of restaurants. As a result, royalty income, which is included as a component of franchise and license revenue, has increased from $79.2 million in 2011 to $85.5 million in 2013.

•
The resulting net reduction in total revenue related to our FGI program is generally recovered by the benefits of a lower cost structure related to franchise and license revenues, a decrease in depreciation and amortization (from $28.0 million in 2011 to $21.5 million in 2013) due to the sale of restaurant related assets to franchisees and lower ongoing capital expenditure requirements and a reduction in interest expense (from $20.0 million in 2011 to $10.3 million in 2013) resulting from the use of proceeds to reduce debt. See "Debt and Refinancing and Reductions" below.

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

•
Occupancy revenues, also included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. As a result of our FGI program, occupancy revenues have increased from $44.5 million in 2011 to $47.1 million in 2013. Additionally, when restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. As subleases with franchisees end over time, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords.

•
Gains on sales of assets are primarily dependent on the number of restaurants sold to franchisees during a particular period, and as a result, can cause fluctuations in net income from year to year. With the completion of our FGI program, gains on sales of assets have decreased.

Debt Refinancing and Reductions

Over the past several years, we have continued to reduce interest expense through a series of debt refinancings and repayments using the proceeds generated from our FGI transactions, sales of real estate and cash flow from operations. These repayments resulted in an overall debt reduction of approximately $42 million in 2011, $28 million in 2012 and $17 million in 2013.

During the second quarter of 2013, we refinanced our credit facility (the "New Credit Facility") principally to take advantage of lower interest rates available in the senior secured debt market. Borrowings for the new term loan bear a tiered interest rate based on the Company's consolidated leverage ratio. Our interest rate was initially set at LIBOR plus 200 basis points. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility."

The combination of lower debt balances and lower overall interest rates on our debt should continue to positively benefit our financial performance on an ongoing basis.

Share Repurchases

Our credit facility permits the payment of cash dividends and/or the purchase of Denny’s stock subject to certain limitations. During 2013, we repurchased 4.2 million shares of Common Stock for $24.7 million. Since initiating our share repurchase programs in November 2010, we have repurchased a total of 15.8 million shares of Common Stock for $72.3 million. As of December 25, 2013, there are 9.2 million shares remaining to be repurchased under the current repurchase program. For more information see "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends and Share Repurchases." Repurchased shares are included as treasury stock in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Equity.

Statements of Income

	Fiscal Year Ended
	December 25, 2013		December 26, 2012		December 28, 2011
	(Dollars in thousands)
Revenue:
Company restaurant sales	$328,334	71.0%	$353,710	72.4%	$411,595	76.4%
Franchise and license revenue	134,259	29.0%	134,653	27.6%	126,939	23.6%
Total operating revenue	462,593	100.0%	488,363	100.0%	538,534	100.0%
Costs of company restaurant sales (a):
Product costs	85,540	26.1%	88,473	25.0%	101,796	24.7%
Payroll and benefits	131,305	40.0%	141,303	39.9%	167,574	40.7%
Occupancy	21,519	6.6%	23,405	6.6%	27,372	6.7%
Other operating expenses	45,192	13.8%	49,025	13.9%	61,017	14.8%
Total costs of company restaurant sales	283,556	86.4%	302,206	85.4%	357,759	86.9%
Costs of franchise and license revenue (a)	46,109	34.3%	46,675	34.7%	44,368	35.0%
General and administrative expenses	56,835	12.3%	60,307	12.3%	55,352	10.3%
Depreciation and amortization	21,501	4.6%	22,304	4.6%	27,979	5.2%
Operating (gains), losses and other charges, net	7,071	1.5%	482	0.1%	2,102	0.4%
Total operating costs and expenses, net	415,072	89.7%	431,974	88.5%	487,560	90.5%
Operating income	47,521	10.3%	56,389	11.5%	50,974	9.5%
Interest expense, net	10,282	2.2%	13,369	2.7%	20,040	3.7%
Other nonoperating expense, net	1,139	0.2%	7,926	1.6%	2,607	0.5%
Net income before income taxes	36,100	7.8%	35,094	7.2%	28,327	5.3%
Provision for (benefit from) income taxes	11,528	2.5%	12,785	2.6%	(83,960)	(15.6)%
Net income	$24,572	5.3%	$22,309	4.6%	$112,287	20.9%

Other Data:
Company average unit sales	$2,012		$1,936		$1,838
Franchise average unit sales	$1,427		$1,410		$1,385
Company equivalent units (b)	163		183		224
Franchise equivalent units (b)	1,525		1,501		1,447
Company same-store sales increase (c)(d)	0.0%		0.2%		0.8%
Domestic franchised same-store sales increase (c)(e)	0.6%		1.7%		0.4%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2013 comparable restaurants.

(e)	Prior year amounts have been restated to represent domestic franchised restaurants only.

2013 Compared with 2012

Unit Activity

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
Company restaurants, beginning of period	164	206
Units opened	—	1
Units acquired from franchisees	2	1
Units sold to franchisees	(2)	(36)
Units closed	(1)	(8)
End of period	163	164

Franchised and licensed restaurants, beginning of period	1,524	1,479
Units opened	46	39
Units purchased from Company	2	36
Units acquired by Company	(2)	(1)
Units closed	(33)	(29)
End of period	1,537	1,524
Total restaurants, end of period	1,700	1,688

Company Restaurant Operations

During the year ended December 25, 2013, same-store sales remained essentially flat. Company restaurant sales decreased $25.4 million, or 7.2%, primarily resulting from a 20 equivalent unit decrease in company restaurants. The decrease in equivalent units reflects the impact of our refranchising program that was completed at the end of 2012.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 86.4% from 85.4%. Product costs increased to 26.1% from 25.0% primarily due to the unfavorable impact of product mix as well as increased commodity costs. Payroll and benefits increased slightly to 40.0% from 39.9%, as increased workers' compensation costs were partially offset by decreased labor costs. Occupancy costs remained constant at 6.6%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 25, 2013		December 26, 2012
	(Dollars in thousands)
Utilities	$13,051	4.0%	$14,358	4.1%
Repairs and maintenance	5,943	1.8%	6,259	1.8%
Marketing	11,696	3.6%	13,397	3.8%
Legal	773	0.2%	682	0.2%
Other direct costs	13,729	4.2%	14,329	4.1%
Other operating expenses	$45,192	13.8%	$49,025	13.9%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 25, 2013		December 26, 2012
	(Dollars in thousands)
Royalties	$85,508	63.7%	$83,774	62.2%
Initial fees	1,666	1.2%	3,092	2.3%
Occupancy revenue	47,085	35.1%	47,787	35.5%
Franchise and license revenue	$134,259	100.0%	$134,653	100.0%

Occupancy costs	34,631	25.8%	35,401	26.3%
Other direct costs	11,478	8.5%	11,274	8.4%
Costs of franchise and license revenue	$46,109	34.3%	$46,675	34.7%

Royalties increased by $1.7 million, or 2.1%, primarily resulting from a 24 equivalent unit increase in franchised and licensed restaurants and a 0.6% increase in domestic same-store sales as compared to the prior year. The increase in equivalent units primarily reflects the impact of our refranchising program that was completed at the end of 2012. Initial fees decreased by $1.4 million, or 46.1%, as fewer restaurants were sold to franchisees during the current year. The decrease in occupancy revenue of $0.7 million, or 1.5%, is primarily the result of lease expirations.

Costs of franchise and license revenue decreased by $0.6 million, or 1.2%. The decrease in occupancy costs of $0.8 million, or 2.2%, is primarily the result of lease expirations. Other direct costs increased by $0.2 million, or 1.8%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 34.3% for the year ended December 25, 2013 from 34.7% for the year ended December 26, 2012.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
	(In thousands)
Share-based compensation	$4,852	$3,496
Other general and administrative expenses	51,983	56,811
Total general and administrative expenses	$56,835	$60,307

The $3.5 million decrease in general and administrative expenses is primarily the result of reductions in incentive compensation of $2.2 million, professional fees of $1.2 million and other general and administrative expense of $1.8 million. These reductions were partially offset by an increase in share-based compensation of $1.4 million.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
	(In thousands)
Depreciation of property and equipment	$15,062	$15,819
Amortization of capital lease assets	3,527	3,282
Amortization of intangible and other assets	2,912	3,203
Total depreciation and amortization expense	$21,501	$22,304

The overall decrease in depreciation and amortization expense is due primarily to the sale of company restaurants to franchisees during fiscal 2012.

Operating (gains), losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
	(In thousands)
Gains on sales of assets and other, net	$(66)	$(7,090)
Restructuring charges and exit costs	1,389	3,912
Impairment charges	5,748	3,660
Operating (gains), losses and other charges, net	$7,071	$482

During the years ended December 25, 2013 and December 26, 2012, we recognized gains of $0.1 million and $7.1 million, respectively, primarily resulting from the sale of restaurant operations to franchisees and the sale of real estate.

Impairment charges of $5.7 million for the year ended December 25, 2013 resulted primarily from the $4.8 million impairment of an underperforming restaurant and the $0.8 million impairment of two restaurants and real estate identified as assets held for sale. Impairment charges of $3.7 million for the year ended December 26, 2012 resulted primarily from the impairment of seven restaurants identified as held for sale and the impairment of an underperforming restaurant.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
	(In thousands)
Exit costs	$630	$1,926
Severance and other restructuring charges	759	1,986
Total restructuring and exit costs	$1,389	$3,912

Severance and other restructuring charges for the year ended December 26, 2012 includes charges related to the departure of the company's former Chief Operating Officer.

Operating income was $47.5 million for the year ended December 25, 2013 and $56.4 million for the year ended December 26, 2012.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
	(In thousands)
Interest on credit facilities	$4,067	$7,074
Interest on capital lease liabilities	3,708	3,580
Letters of credit and other fees	1,391	1,539
Interest income	(82)	(640)
Total cash interest	9,084	11,553
Amortization of deferred financing costs	497	775
Amortization of debt discount	—	137
Interest accretion on other liabilities	701	904
Total interest expense, net	$10,282	$13,369

The decrease in interest expense resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility, as well as debt reductions during 2012 and 2013.

Other nonoperating expense, net was $1.1 million for the year ended December 25, 2013 compared with $7.9 million for the year ended December 26, 2012. The expense for the 2013 period consisted primarily of $1.2 million in expenses and write-offs of deferred financing costs incurred related to our 2013 debt refinancing and $1.0 million of write-offs related to lease terminations and amendments, partially offset by $1.1 million of gains on deferred compensation plan investments. The expense for the 2012 period consisted primarily of expenses and write-offs of deferred financing costs and original issue discount incurred related to our 2012 debt refinancing.

The provision for income taxes was $11.5 million for the year ended December 25, 2013 compared with $12.8 million for the year ended December 26, 2012. For the 2013 period, the difference in the overall effective rate from the U.S. statutory rate was due to state and foreign taxes, employment tax credits and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.3 million related to work opportunity credits generated in 2012, which were allowed retroactively. In addition, state job tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity. A valuation allowance of $0.2 million was recorded against certain state jobs tax credits during the 2013 period related to changes in California law enacted during the period. For the 2012 period, the difference in the overall effective tax rate from the U.S. statutory rate was due to discrete tax items, including a $1.7 million out-of-period adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. In addition, a $1.6 million tax benefit was recorded in 2012 relating to additional state credits generated during 2012 from prior years' activity.

Net income was $24.6 million for the year ended December 25, 2013 compared with $22.3 million for the year ended December 26, 2012.

2012 Compared with 2011

Unit Activity

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
Company restaurants, beginning of period	206	232
Units opened	1	8
Units acquired from franchisees	1	—
Units sold to franchisees	(36)	(30)
Units closed	(8)	(4)
End of period	164	206

Franchised and licensed restaurants, beginning of period	1,479	1,426
Units opened	39	53
Units purchased from Company	36	30
Units acquired by Company	(1)	—
Units closed	(29)	(30)
End of period	1,524	1,479
Total restaurants, end of period	1,688	1,685

Company Restaurant Operations

During the year ended December 26, 2012, we realized a 0.2% increase in same-store sales. Company restaurant sales decreased $57.9 million, or 14.1%, primarily resulting from a 41 equivalent unit decrease in company restaurants. The decrease in equivalent units reflects the impact of our refranchising program that was completed at the end of 2012.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.4% from 86.9%. Product costs increased to 25.0% from 24.7% primarily due to the impact of increased commodity costs. Payroll and benefits costs decreased to 39.9% from 40.7% primarily due to improved labor efficiency. Occupancy costs decreased slightly to 6.6% from 6.7%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 26, 2012		December 28, 2011
	(Dollars in thousands)
Utilities	$14,358	4.1%	$18,051	4.4%
Repairs and maintenance	6,259	1.8%	7,207	1.8%
Marketing	13,397	3.8%	16,052	3.9%
Legal settlement costs	682	0.2%	831	0.2%
Other direct costs	14,329	4.1%	18,876	4.6%
Other operating expenses	$49,025	13.9%	$61,017	14.8%

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

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 26, 2012		December 28, 2011
	(Dollars in thousands)
Royalties	$83,774	62.2%	$79,221	62.4%
Initial and other fees	3,092	2.3%	3,197	2.5%
Occupancy revenue	47,787	35.5%	44,521	35.1%
Franchise and license revenue	134,653	100.0%	126,939	100.0%

Occupancy costs	35,401	26.3%	33,622	26.5%
Other direct costs	11,274	8.4%	10,746	8.5%
Costs of franchise and license revenue	$46,675	34.7%	$44,368	35.0%

Royalties increased by $4.6 million, or 5.7%, primarily resulting from a 54 equivalent unit increase in franchised and licensed restaurants and a 1.7% increase in domestic same-store sales as compared with the prior year. The increase in equivalent units reflects the impact of our refranchising program that was completed at the end of 2012. Initial fees decreased by $0.1 million, or 3.3%. The decrease in initial fees resulted from the higher number of restaurants opened by franchisees during the prior year period, partially offset by the higher number of restaurants sold to franchisees during the current year period. The increase in occupancy revenue of $3.3 million, or 7.3%, is primarily the result of the sale of restaurants to franchisees over the last two years.

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

General and administrative expenses were comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Share-based compensation	$3,496	$4,219
General and administrative expenses	56,811	51,133
Total general and administrative expenses	$60,307	$55,352

The $5.0 million increase in general and administrative expenses is primarily the result of an increase in performance-based compensation.

Depreciation and amortization was comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Depreciation of property and equipment	$15,819	$20,613
Amortization of capital lease assets	3,282	3,133
Amortization of intangible and other assets	3,203	4,233
Total depreciation and amortization	$22,304	$27,979

The overall decrease in depreciation and amortization expense was primarily due to the sale of company restaurants to franchisees during fiscal 2011 and 2012.

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 26, 2012	December 28, 2011
	(In thousands)
Gains on sales of assets and other, net	$(7,090)	$(3,187)
Restructuring charges and exit costs	3,912	1,234
Impairment charges	3,660	4,055
Operating (gains), losses and other charges, net	$482	$2,102

During the years ended December 26, 2012 and December 28, 2011, we recognized gains of $7.1 million and $3.2 million, respectively, primarily resulting from the sale of restaurant operations to franchisees and the sale of real estate.

Impairment charges of $3.7 million for the year ended December 26, 2012 resulted primarily from the impairment of seven restaurants identified as held for sale and the impairment of an underperforming restaurant. Impairment charges of $4.1 million for the year ended December 28, 2011 resulted primarily from the impairment of three underperforming restaurants and two restaurants identified as assets held for sale.

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

Interest expense, net was comprised of the following:

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

Other nonoperating expense, net was $7.9 million for the year ended December 26, 2012 compared with $2.6 million for the year ended December 28, 2011. The expense for the 2012 period consisted primarily of expenses and write-offs of deferred financing costs and original issue discount incurred related to our 2012 debt refinancing. The expense for the 2011 period consisted primarily of expenses and write-offs of deferred financing costs incurred related to our 2011 debt re-pricing and write-offs of deferred financing costs resulting from debt prepayments made during the year.

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

Net income was $22.3 million for the year ended December 26, 2012 compared with $112.3 million for the year ended December 28, 2011.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility. Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our Common Stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
	(In thousands)
Net cash provided by operating activities	$57,042	$59,204
Net cash used in investing activities	(16,470)	(3,501)
Net cash used in financing activities	(51,194)	(55,878)
Net decrease in cash and cash equivalents	$(10,622)	$(175)

We believe that our estimated cash flows from operations for 2014, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $16.5 million for the year ended December 25, 2013. These cash flows include capital expenditures of $16.8 million, acquisition of restaurants and real estate of $4.0 million and issuances of notes receivable of $2.0 million, partially offset by collections of notes receivable of $4.8 million and $1.6 million in proceeds from asset sales. Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
	(In thousands)
Facilities	$4,993	$4,979
New construction	509	5,682
Remodeling	8,727	1,273
Information technology	523	563
Other	2,066	1,667
Capital expenditures	$16,818	$14,164

The decrease in new construction is primarily the result of the construction of a restaurant located in Las Vegas during the prior year. Capital expenditures for fiscal 2014 are expected to be approximately $20-22 million, including approximately 40 remodels completed at company restaurants.

Cash flows used in financing activities were $51.2 million for the year ended December 25, 2013, which included a net debt reduction of $21.5 million, stock repurchases of $25.0 million and debt refinancing costs of $1.7 million.

Our working capital deficit was $20.3 million at December 25, 2013 compared with $27.2 million at December 26, 2012. The decrease in working capital deficit is primarily related to the increase in deferred tax assets, which we plan to utilize in 2014, and the decrease in the current maturities of long-term debt resulting from our debt refinancing. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

The New Credit Facility was used to refinance the Old Credit Facility and will be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.

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

As a result of the debt refinancing, we recorded $1.2 million of losses on early extinguishment of debt, consisting primarily of $0.4 million of transaction costs, $0.8 million from the write-off of deferred financing costs related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the Consolidated Statements of Income.

As of December 25, 2013, we had outstanding term loan borrowings under the New Credit Facility of $57.8 million and outstanding letters of credit under the senior secured revolver of $24.7 million. There were $95.3 million in revolving loans outstanding at December 25, 2013. These balances resulted in availability of $70.1 million under the revolving facility. The weighted average interest rate under the term loan and on outstanding revolver loans was 2.17% as of December 25, 2013.
Interest Rate Hedges
On April 13, 2012, we entered into interest rate hedges that cap the LIBOR rate on borrowings for the term loan under our credit facility for a two year period. The 200 basis point LIBOR cap applies to $150 million of borrowings from April 13, 2012 through April 13, 2013 and $125 million of borrowings from April 14, 2013 through April 14, 2014.

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

Contractual Obligations

Our future contractual obligations and commitments at December 25, 2013 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$153,000	$3,000	$8,625	$141,375	$—
Capital lease obligations (a)	35,845	7,379	10,979	7,251	10,236
Operating lease obligations	200,106	33,184	55,096	42,532	69,294
Interest obligations (a)	13,660	3,297	6,357	4,006	—
Pension and other defined contribution plan obligations (b)	2,951	2,951	—	—	—
Purchase obligations (c)	211,239	185,008	26,231	—	—
Total	$616,801	$234,819	$107,288	$195,164	$79,530

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 25, 2013. For long-term debt with variable rates, we have used the rate applicable at December 25, 2013 to project interest over the periods presented in the table above. The capital lease obligation amounts above are inclusive of interest.

(b)	Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 25, 2013. Amounts cannot currently be estimated for more than one year.

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

Unrecognized tax benefits are not included in the contractual obligations table as these liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. At December 25, 2013, there were no unrecognized tax benefits including potential interest and penalties.

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

Total discounted workers’ compensation and general liability insurance liabilities at December 25, 2013 and December 26, 2012 were $23.8 million and $23.2 million, respectively, with each reflecting a 1.0% discount rate. The related undiscounted amounts at such dates were $24.4 million and $23.8 million, respectively.

Impairment of long-lived assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. For assets identified as held for sale, we use the market approach and consider proceeds from similar asset sales. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. Generally, all restaurants with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. For underperforming assets, we use the income approach to determine both the recoverability and estimated fair value of the assets. To estimate future cash flows we make certain assumptions about expected future operating performance, such as revenue growth, operating margins, risk-adjusted discount rates, and future economic and market conditions. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

During 2013, 2012 and 2011, we recorded impairment charges of $5.7 million, $3.7 million and $4.1 million, respectively, for underperforming restaurants, including restaurants closed and company restaurants classified as held for sale. These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income. Generally, all restaurants with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. At December 25, 2013, we had one restaurant with an aggregate net book value of approximately $1.2 million, after taking into consideration impairment charges recorded, which had negative cash flows from operations for the most recent twelve months.

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

Discounted liabilities for future lease costs of closed restaurants, net of the fair value of related subleases, are recorded when the restaurants are closed. All other costs related to closed restaurants are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed restaurants, we make assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

The most significant estimate included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. At December 25, 2013, our total discounted liability for closed restaurants was approximately $3.1 million, net of $2.4 million related to existing sublease agreements and $1.4 million related to properties for which we assume we will enter into sublease agreements in the future. If any of the estimates noted above or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

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

During the quarter ended December 28, 2011, we concluded that it was more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million. The release of our valuation allowance was determined in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such an assessment is required on a jurisdiction-by-jurisdiction basis. Our historical operating income and continuing projected income represented sufficient evidence to conclude that it is more likely than not that the majority of our deferred tax assets will be realized.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 25, 2013, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum. Up to $125 million of the term loan borrowings has a 200 basis point LIBOR point cap.

Based on the levels of borrowings under the credit facility, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.5 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility, taking into consideration the interest rate cap. However, the nature and amount of our borrowings under the credit facility may vary as a result of future business requirements, market conditions and other factors.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would increase or decrease our projected benefit obligation related to our pension plan by approximately $2.0 million and would impact the pension plan's net periodic benefit cost by approximately $0.1 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase our projected benefit obligation related to our other defined benefit plans by less than $0.1 million while the plans' net periodic benefit cost would remain flat. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

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

We have established a process to identify, control and manage market risks which may arise from changes in interest rates, commodity prices and other relevant rates and prices. We do not use derivative instruments for trading purposes.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 25, 2013. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 25, 2013, our internal control over financial reporting was effective, based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 25, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 25, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 25, 2013 and December 26, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Greenville, South Carolina
March 10, 2014

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our Common Stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and "Code of Ethics" in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation's 2014 Annual Meeting of the Shareholders (the "proxy statement") and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

*3.2
By-Laws of Denny’s Corporation, as effective as of May 23, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of Denny’s Corporation filed with the Commission on June 7, 2013).

+*10.1
Form of stock option agreement to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny’s Corporation (File No. 333-120093) filed with the Commission on October 29, 2004).

+*10.2
Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 29, 2004).

+*10.3
Employment Offer Letter dated August 16, 2005 between Denny’s Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 28, 2005).

+*10.4
Employment Offer Letter dated July 19, 2010 between Denny’s Corporation and Frances L. Allen (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended September 29, 2010).

+*10.5
Employment Offer Letter dated January 6, 2011 between Denny’s Corporation and John C. Miller (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2011).

*10.6
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

*10.7
Guarantee and Collateral Agreement dated as of April 12, 2012 among Denny’s, Inc., Denny’s Realty, LLC, Denny’s Corporation, DFO, LLC, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2012).

*10.8
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

*10.9
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

Exhibit No.	Description

+*10.10
Denny's Corporation Amended and Restated Executive and Key Employee Severance Pay Plan (as incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 25, 2013.

+*10.11	Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement of Denny's Corporation filed with the Commission on April 5, 2012).

+*10.12	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008).

+*10.13
Amendment to the Denny’s Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended April 1, 2009).

+*10.14
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008).

+*10.15
Form of the 2010 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 31, 2010).

+*10.16
Written Description of the Denny's 2010 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 31, 2010).

+*10.17
Form of the 2011 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2011).

+*10.18
Written Description of the Denny's 2011 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 30, 2011).

+*10.19
Form of the 2012 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2012).

+*10.20
Written Description of the Denny's 2012 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 28, 2012).

+*10.21
Form of the 2013 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 27, 2013).

+*10.22
Written Description of the Denny's 2013 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny’s Corporation for the quarter ended March 27, 2013).

Exhibit No.	Description

+*10.23	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.24
Form of Performance-Based Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.25	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny’s Corporation for the year ended December 30, 2009).

+10.26	Form of deferred stock unit award certificate to be used under the Denny’s Corporation 2012 Omnibus Incentive Plan.

21.1	Subsidiaries of Denny’s.

23.1	Consent of KPMG LLP.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 25, 2013 and December 26, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 25, 2013 and December 26, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 25, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

 /s/ KPMG LLP
Greenville, South Carolina
March 10, 2014

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 25, 2013	December 26, 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,943	$13,565
Receivables	17,321	19,947
Inventories	2,881	2,890
Current deferred tax asset	23,264	19,807
Prepaid and other current assets	7,417	8,401
Total current assets	53,826	64,610
Property	105,620	107,004
Goodwill	31,451	31,430
Intangible assets, net	47,925	48,920
Deferred financing costs, net	2,097	2,041
Noncurrent deferred tax asset	28,290	45,776
Other noncurrent assets	26,568	25,104
Total assets	$295,777	$324,885

Liabilities
Current liabilities:
Current maturities of long-term debt	$3,000	$8,500
Current maturities of capital lease obligations	4,150	4,181
Accounts payable	14,237	24,461
Other current liabilities	52,698	54,682
Total current liabilities	74,085	91,824
Long-term liabilities:
Long-term debt, less current maturities	150,000	161,500
Capital lease obligations, less current maturities	15,923	15,953
Liability for insurance claims, less current portion	18,249	18,045
Other noncurrent liabilities and deferred credits	29,089	42,023
Total long-term liabilities	213,261	237,521
Total liabilities	287,346	329,345

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; December 25, 2013: 105,014 shares issued and 89,232 shares outstanding; December 26, 2012: 103,764 shares issued and 92,229 shares outstanding	1,050	1,038
Paid-in capital	567,505	562,657
Deficit	(470,946)	(495,518)
Accumulated other comprehensive loss, net of tax	(16,842)	(24,999)
Shareholders’ equity before treasury stock	80,767	43,178
Treasury stock, at cost, 15,782 and 11,535 shares, respectively	(72,336)	(47,638)
Total shareholders' equity (deficit)	8,431	(4,460)
Total liabilities and shareholders' equity	$295,777	$324,885

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$328,334	$353,710	$411,595
Franchise and license revenue	134,259	134,653	126,939
Total operating revenue	462,593	488,363	538,534
Costs of company restaurant sales:
Product costs	85,540	88,473	101,796
Payroll and benefits	131,305	141,303	167,574
Occupancy	21,519	23,405	27,372
Other operating expenses	45,192	49,025	61,017
Total costs of company restaurant sales	283,556	302,206	357,759
Costs of franchise and license revenue	46,109	46,675	44,368
General and administrative expenses	56,835	60,307	55,352
Depreciation and amortization	21,501	22,304	27,979
Operating (gains), losses and other charges, net	7,071	482	2,102
Total operating costs and expenses, net	415,072	431,974	487,560
Operating income	47,521	56,389	50,974
Interest expense, net	10,282	13,369	20,040
Other nonoperating expense, net	1,139	7,926	2,607
Net income before income taxes	36,100	35,094	28,327
Provision for (benefit from) income taxes	11,528	12,785	(83,960)
Net income	$24,572	$22,309	$112,287

Basic net income per share	$0.27	$0.23	$1.15
Diluted net income per share	$0.26	$0.23	$1.13

Basic weighted average shares outstanding	90,829	94,949	97,646
Diluted weighted average shares outstanding	92,903	96,754	99,588

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands)
Net income	$24,572	$22,309	$112,287
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax expense (benefit) of $4,164, $(191) and $(3,615)	6,309	(186)	(5,614)
Recognition of unrealized gain on hedge transaction, net of tax expense of $1,184	1,848	—	—
Other comprehensive income (loss)	8,157	(186)	(5,614)
Total comprehensive income	$32,729	$22,123	$106,673

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 29, 2010	100,073	$1,001	(1,037)	$(3,890)	$548,490	$(630,114)	$(19,199)	$(103,712)
Net income	—	—	—	—	—	112,287	—	112,287
Other comprehensive loss	—	—	—	—	—	—	(5,614)	(5,614)
Share-based compensation on equity classified awards	—	—	—	—	3,412	—	—	3,412
Purchase of treasury stock	—	—	(5,659)	(21,569)	—	—	—	(21,569)
Issuance of common stock for share-based compensation	452	5	—	—	(5)	—	—	—
Exercise of common stock options	2,143	21	—	—	4,829	—	—	4,850
Tax benefit from share-based compensation	—	—	—	—	670	—	—	670
Balance, December 28, 2011	102,668	1,027	(6,696)	(25,459)	557,396	(517,827)	(24,813)	(9,676)
Net income	—	—	—	—	—	22,309	—	22,309
Other comprehensive loss	—	—	—	—	—	—	(186)	(186)
Share-based compensation on equity classified awards	—	—	—	—	2,082	—	—	2,082
Purchase of treasury stock	—	—	(4,839)	(22,179)	—	—	—	(22,179)
Issuance of common stock for share-based compensation	253	3	—	—	(3)	—	—	—
Exercise of common stock options	843	8	—	—	2,172	—	—	2,180
Tax benefit from share-based compensation	—	—	—	—	1,010	—	—	1,010
Balance, December 26, 2012	103,764	1,038	(11,535)	(47,638)	562,657	(495,518)	(24,999)	(4,460)
Net income	—	—	—	—	—	24,572	—	24,572
Other comprehensive income	—	—	—	—	—	—	8,157	8,157
Share-based compensation on equity classified awards	—	—	—	—	2,292	—	—	2,292
Purchase of treasury stock	—	—	(4,247)	(24,698)	—	—	—	(24,698)
Issuance of common stock for share-based compensation	351	3	—	—	(3)	—	—	—
Exercise of common stock options	899	9	—	—	2,946	—	—	2,955
Tax expense from share-based compensation	—	—	—	—	(387)	—	—	(387)
Balance, December 25, 2013	105,014	$1,050	(15,782)	$(72,336)	$567,505	$(470,946)	$(16,842)	$8,431

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$24,572	$22,309	$112,287
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	21,501	22,304	27,979
Operating (gains), losses and other charges, net	7,071	482	2,102
Amortization of deferred financing costs	497	775	1,374
Amortization of debt discount	—	137	547
Loss on early extinguishment of debt	2,226	8,290	2,589
Loss on change in the fair value of interest rate caps	42	61	—
Deferred income tax expense	9,100	11,423	3,223
Reversal of tax valuation allowance	(420)	(661)	(89,102)
Share-based compensation	4,852	3,496	4,219
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	116	(1,740)	2,232
Inventories	9	548	598
Other current assets	984	2,820	(1,112)
Other assets	(2,110)	(3,172)	405
Increase (decrease) in liabilities:
Accounts payable	(5,520)	(1,217)	2,042
Accrued salaries and vacations	(2,545)	2,279	934
Accrued taxes	101	(747)	(620)
Other accrued liabilities	(746)	(4,420)	(4,687)
Other noncurrent liabilities and deferred credits	(2,688)	(3,763)	(5,501)
Net cash flows provided by operating activities	57,042	59,204	59,509
Cash flows from investing activities:
Capital expenditures	(16,818)	(14,164)	(16,089)
Acquisition of restaurants and real estate	(3,980)	(1,422)	—
Proceeds from disposition of property	1,582	15,555	8,598
Collections on notes receivable	4,779	1,970	1,347
Issuance of notes receivable	(2,033)	(5,440)	—
Purchase of trademarks	—	—	(1,553)
Net cash flows used in investing activities	(16,470)	(3,501)	(7,697)
Cash flows from financing activities:
Net revolver borrowings under new credit agreement	95,250	—	—
Term loan borrowings under new credit agreement	60,000	190,000	—
Long-term debt payments	(176,729)	(222,741)	(46,253)
Debt transaction costs	(366)	(1,097)	(839)
Deferred financing costs	(1,374)	(1,809)	(3,421)
Purchase of treasury stock	(25,039)	(21,618)	(21,569)
Proceeds from exercise of stock options	2,955	2,180	4,850
Tax withholding on share-based payments	(796)	(327)	(377)
Tax (expense) benefit for share-based compensation	(387)	1,010	670
Net bank overdrafts	(4,708)	(1,476)	(207)
Net cash flows used in financing activities	(51,194)	(55,878)	(67,146)
Decrease in cash and cash equivalents	(10,622)	(175)	(15,334)
Cash and cash equivalents at beginning of period	13,565	13,740	29,074
Cash and cash equivalents at end of period	$2,943	$13,565	$13,740

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest franchised full-service restaurant chains. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and nine foreign countries with principal concentrations in California (24% of total restaurants), Texas (11%) and Florida (9%).

The following table shows the unit activity for the years ended December 25, 2013 and December 26, 2012:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
Company restaurants, beginning of period	164	206
Units opened	—	1
Units acquired from franchisees	2	1
Units sold to franchisees	(2)	(36)
Units closed	(1)	(8)
End of period	163	164

Franchised and licensed restaurants, beginning of period	1,524	1,479
Units opened	46	39
Units purchased from Company	2	36
Units acquired by Company	(2)	(1)
Units closed	(33)	(29)
End of period	1,537	1,524
Total restaurants, end of period	1,700	1,688

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

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2013, 2012 and 2011 each included 52 weeks of operations. Fiscal 2014 will be a 53 week year.

Cash Equivalents and Short-term Investments. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $5.3 million and $11.8 million at December 25, 2013 and December 26, 2012, respectively.

Receivables. Receivables, which are recorded at net realizable value, primarily consist of trade accounts receivables and financing receivables from franchisees (together “franchisee receivables”), vendor receivables and credit card receivables. Trade accounts receivables from franchisees consist of royalties, advertising and rent. Financing receivables from franchisees primarily consist of notes from franchisees related to the roll-out of new POS equipment. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on pre-defined criteria and management’s judgment of existing receivables. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

Inventories. Inventories consist of food and beverages and are valued primarily at the lower of average cost (first-in, first-out) or market.

Assets Held for Sale. Assets held for sale consist of real estate properties and/or restaurant operations that we expect to sell within the next year. The assets are reported at the lower of carrying amount or fair value less costs to sell. We cease recording depreciation on assets that are classified as held for sale. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of held for sale.

Property and Depreciation. Owned property is stated at cost. Property under capital leases is stated at the lesser of its fair value or the net present value of the related minimum lease payments at the lease inception. Maintenance and repairs are expensed as incurred. We depreciate owned property over its estimated useful life using the straight-line method. We amortize property held under capital leases (at capitalized value) over the lesser of its estimated useful life or the initial lease term. In certain situations, one or more option periods may be used in determining the depreciable life of certain leasehold improvements under operating lease agreements, if we deem that an economic penalty will be incurred and exercise of such option periods is reasonably assured. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing rent expense. Building assets are assigned estimated useful lives that range from five to 30 years. Equipment assets are assigned lives that range from two to ten years. Leasehold improvements are generally assigned lives between five and 15 years limited by the expected lease term.

Goodwill. Amounts recorded as goodwill primarily represent excess reorganization value recognized as a result of our 1998 bankruptcy. We record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurant operations to franchisees, goodwill is decremented. We test goodwill for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. Such indicators include, but are not limited to, a significant decline in our expected future cash flows; a significant adverse decline in our stock price; significantly adverse legal developments; and a significant change in the business climate.

Other Intangible Assets. Other intangible assets consist primarily of trade names, franchise and license agreements, and reacquired franchise rights. Trade names are considered indefinite-lived intangible assets and are not amortized. Franchise and license agreements and reacquired franchise rights are amortized using the straight-line basis over the term of the related agreement. We test trade name assets for impairment at each fiscal year end, and more frequently if circumstances indicate impairment may exist. We assess impairment of franchise and license agreements and reacquired franchise rights whenever changes or events indicate that the carrying value may not be recoverable. Costs incurred to renew or extend the term of recognized intangible assets are recorded in general and administrative expenses in our Consolidated Statements of Income.

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust include debt and equity mutual funds. They are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to the liability in our Consolidated Statements of Income. During 2013, 2012 and 2011, we incurred a net gain of $1.1 million, a net gain of $0.7 million and a net loss of less than $0.1 million, respectively. The fair value of the deferred compensation plan investments were $8.2 million and $6.4 million at December 25, 2013 and December 26, 2012, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. Accounts payable in our Consolidated Balance Sheets include cash overdrafts of $1.6 million and $6.3 million at December 25, 2013 and December 26, 2012, respectively. Changes in such amounts are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

Self-insurance liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical claims and workers’ compensation, general/product and automobile insurance liabilities. Maximum self-insured retention levels, including defense costs per occurrence, range from $0.5 million to $1.0 million per individual claim for workers’ compensation and for general/product and automobile liability. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries using our actual historical payments.

Total discounted workers’ compensation, general/product and automobile insurance liabilities at December 25, 2013 and December 26, 2012 were $23.8 million and $23.2 million, respectively, with each reflecting a 1.0% discount rate. The related undiscounted amounts at such dates were $24.4 million and $23.8 million, respectively.

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

Fair Value Measurements. The carrying amounts of cash and cash equivalents, investments, accounts receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances. The liabilities under our credit facility are carried at historical cost. The estimated fair value (Level 2) of our senior secured term loan approximates its carrying value. The fair value of our long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at market rates.

Derivative Instruments. We use derivative financial instruments to manage our exposure to interest rate risk. We do not enter into derivative instruments for trading or speculative purposes. All derivatives are recognized on our Consolidated Balance Sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. By entering into derivative instruments, we are exposed to counterparty credit risk. When the fair value of a derivative instrument is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We manage our exposure to this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

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

Gift cards. We sell gift cards which have no stated expiration dates. We recognize revenue from gift cards when the gift card is redeemed by the customer or when we determine the likelihood of redemption is remote (gift card breakage). Breakage is based on our company-specific historical redemption patterns. We recognized $0.3 million in breakage on gift cards for both the years ended December 25, 2013 and December 26, 2012, respectively. We believe that the amounts recognized for breakage have been and will continue to be insignificant.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. During 2013, 2012 and 2011, we recorded initial fees of $1.6 million, $3.0 million and $3.1 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Income. At December 25, 2013 and December 26, 2012, deferred fees were $1.1 million and $1.2 million, respectively, and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. Continuing fees, such as royalties and rents, are recorded as income on a monthly basis. Our ten largest franchisees accounted for 32%, 32% and 34% of our franchise revenues for 2013, 2012 and 2011, respectively.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2013, 2012 and 2011 was $11.7 million, $13.4 million and $16.1 million, respectively, net of contributions from franchisees of $66.6 million, $65.1 million and $60.5 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Income.

Restructuring and exit costs. Restructuring and exit costs consist primarily of the costs of future obligations related to closed restaurants, severance and other restructuring charges for terminated employees, and are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Discounted liabilities for future lease costs and the fair value of related subleases of closed restaurants are recorded when the restaurants are closed. All other costs related to closed restaurants are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed restaurants, we make assumptions regarding amounts of future assumed subleases. If these assumptions or their related estimates change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded. Exit costs recorded for each of the periods presented include the effect of such changes in estimates.

We evaluate restaurant closures for potential disclosure as discontinued operations based on an assessment of several quantitative and qualitative factors, including the nature of the closure, revenue migration to other company and franchised restaurants and planned market development in the vicinity of the disposed restaurant.

Impairment of Long-lived Assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. For assets identified as held for sale, we use the market approach and consider proceeds from similar asset sales. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. Generally, all restaurants with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. For underperforming assets, we use the income approach to determine both the recoverability and estimated fair value of the assets. To estimate future cash flows we make certain assumptions about expected future operating performance, such as revenue growth, operating margins, risk-adjusted discount rates, and future economic and market conditions. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

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

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We estimate potential forfeitures of share-based awards and adjust the forfeiture rate over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Income. Any tax expense or benefit in excess of recognized compensation cost is reported as a financing activity on our Consolidated Statements of Cash Flows.

There were no stock options granted during 2013 or 2012. The fair value of the stock options granted during 2011 was estimated at the date of grant using the Black-Scholes option pricing model. We used the following weighted average assumptions for the grant:

Fiscal Year Ended
December 28, 2011
Dividend yield	0.0%
Expected volatility	60.3%
Risk-free interest rate	2.0%
Weighted average expected term	4.7 years

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

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period.

Newly Adopted Accounting Standards.

Intangibles

ASU No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”

Effective December 27, 2012, we adopted ASU 2012-02, which modifies the impairment test for indefinite-lived intangible assets. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined through the qualitative assessment that the indefinite-lived intangible asset's fair value is more likely than not greater than its carrying value, the quantitative impairment calculations would not be required. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The adoption did not have any impact on our Consolidated Financial Statements.

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
Accounting Standards to be Adopted.

We reviewed all newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables, net were comprised of the following:

	December 25, 2013	December 26, 2012
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,072	$10,212
Notes receivable from franchisees and third parties	1,800	4,310
Vendor receivables	2,516	2,529
Credit card receivables	2,162	1,384
Other	1,002	1,524
Allowance for doubtful accounts	(231)	(12)
Total current receivables, net	$17,321	$19,947

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$766	$1,002

We recorded provisions for credit losses of $0.1 million and less than $0.1 million for the years ended December 25, 2013 and December 26, 2012, respectively.

We recognized interest income on notes receivable from franchisees of $0.1 million, $0.1 million and $0.2 million for the years ended December 25, 2013, December 26, 2012 and December 28, 2011, respectively, which is included as a component of interest expense, net on our Consolidated Statements of Income.

Note 4.     Property, Net

Property, net consisted of the following:

	December 25, 2013	December 26, 2012
	(In thousands)
Land	$27,198	$26,622
Buildings and leasehold improvements	229,918	228,132
Other property and equipment	75,740	73,851
Total property owned	332,856	328,605
Less accumulated depreciation	241,257	234,046
Property owned, net	91,599	94,559
Buildings, vehicles and other equipment held under capital leases	28,730	28,572
Less accumulated amortization	14,709	16,127
Property held under capital leases, net	14,021	12,445
Total property, net	$105,620	$107,004

 The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 25, 2013	December 26, 2012
	(In thousands)
Land	$14,977	$14,377
Buildings and leasehold improvements	64,458	66,207
Total property owned, leased to franchisees	79,435	80,584
Less accumulated depreciation	54,473	55,647
Property owned, leased to franchisees, net	24,962	24,937
Buildings held under capital leases, leased to franchisees	10,206	13,834
Less accumulated amortization	7,345	9,627
Property held under capital leases, leased to franchisees, net	2,861	4,207
Total property leased to franchisees, net	$27,823	$29,144

Depreciation expense, including amortization of property under capital leases, for 2013, 2012 and 2011 was $18.6 million, $19.1 million and $23.7 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 5.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 25, 2013	December 26, 2012
	(In thousands)
Balance, beginning of year	$31,430	$30,764
Additions related to acquisitions	28	1,022
Write-offs and reclassifications associated with sale of restaurants	(7)	(356)
Balance, end of year	$31,451	$31,430

Other intangible assets were comprised of the following:

	December 25, 2013		December 26, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,055	$—	$44,050	$—
Liquor licenses	126	—	156	—
Intangible assets with definite lives:
Franchise and license agreements	31,248	29,007	37,187	32,935
Reacquired franchise rights	1,857	354	578	116
Intangible assets	$77,286	$29,361	$81,971	$33,051

The $5.9 million decrease in franchise and license agreements primarily resulted from the removal of fully amortized agreements. The amortization expense for definite-lived intangibles and other assets for 2013, 2012 and 2011 was $2.9 million, $3.2 million and $4.2 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2014	$1,637
2015	1,082
2016	410
2017	119
2018	52

We performed an annual impairment test as of December 25, 2013 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 25, 2013	December 26, 2012
	(In thousands)
Accrued salaries and vacation	$18,810	$20,642
Accrued insurance, primarily current portion of liability for insurance claims	7,519	7,122
Accrued taxes	6,258	6,157
Accrued interest	218	388
Restructuring charges and exit costs	1,388	1,829
Accrued advertising	6,791	5,728
Gift cards	4,057	4,440
Other	7,657	8,376
Other current liabilities	52,698	54,682

Note 7.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands)
Gains on sales of assets and other, net	$(66)	$(7,090)	$(3,187)
Restructuring charges and exit costs	1,389	3,912	1,234
Impairment charges	5,748	3,660	4,055
Operating (gains), losses and other charges, net	$7,071	$482	$2,102

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands)
Exit costs	$630	$1,926	$848
Severance and other restructuring charges	759	1,986	386
Total restructuring charges and exit costs	$1,389	$3,912	$1,234

Severance and other restructuring charges of $2.0 million for 2012 includes charges related to the departure of the Company's former Chief Operating Officer.

The components of the change in accrued exit cost liabilities were as follows:

	December 25, 2013	December 26, 2012
	(In thousands)
Balance, beginning of year	$4,061	$3,863
Exit costs (1)	630	1,926
Payments, net of sublease receipts	(1,726)	(2,227)
Reclassification of certain lease liabilities, net	(69)	171
Interest accretion	253	328
Balance, end of year	3,149	4,061
Less current portion included in other current liabilities	1,260	1,361
Long-term portion included in other noncurrent liabilities	$1,889	$2,700

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2014	$1,395
2015	542
2016	308
2017	296
2018	299
Thereafter	1,015
Total	3,855
Less imputed interest	706
Present value of exit cost liabilities	$3,149

The present value of exit cost liabilities is net of $2.4 million of existing sublease arrangements and $1.4 million related to properties for which we assume we will enter into sublease agreements in the future. See Note 8 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed restaurants.

As of December 25, 2013 and December 26, 2012, we had accrued severance and other restructuring charges of $0.1 million and $0.5 million, respectively. The balance as of December 25, 2013 is expected to be paid during 2014.

Impairment charges of $5.7 million for the year ended December 25, 2013 resulted primarily from the $4.8 million impairment of an underperforming restaurant and the $0.8 million impairment of restaurants and a piece of real estate identified as assets held for sale. Impairment charges of $3.7 million for the year ended December 26, 2012 resulted primarily from the impairment of seven restaurants identified as held for sale and the impairment of an underperforming restaurant. Impairment charges of $4.1 million for the year ended December 28, 2011 resulted primarily from the impairment of assets of three underperforming restaurants and two restaurants identified as assets held for sale.

Note 8.     Leases

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

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed restaurants, at December 25, 2013 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2014	$7,379	$33,961	$33,275
2015	5,996	29,571	30,053
2016	4,983	26,827	28,018
2017	4,204	23,698	26,000
2018	3,047	19,514	22,963
Thereafter	10,236	69,396	115,747
Total	35,845	$202,967	$256,056
Less imputed interest	15,772
Present value of capital lease obligations	$20,073

Rent expense is a component of both occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Income. Lease and sublease rental income is a component of franchise and license revenue in our Consolidated Statements of Income. Rental expense and income were comprised of the following:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands)
Rental expense:
Base rents	$35,667	$38,326	$40,278
Contingent rents	5,412	5,762	5,575
Total rental expense	$41,079	$44,088	$45,853

Rental income:
Base rents	$36,183	$37,363	$35,337
Contingent rents	4,389	3,871	2,812
Total rental income	$40,572	$41,234	$38,149

Note 9.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of December 25, 2013:
Deferred compensation plan investments (1)	$8,168	$8,168	$—	$—	market approach
Interest rate swaps (2)	$3,032	—	3,032	—	income approach
Interest rate caps (2)	$11	$—	$11	$—	income approach
Total	$11,211	$8,168	$3,043	$—

Fair value measurements as of December 26, 2012:
Deferred compensation plan investments (1)	$6,371	$6,371	$—	$—	market approach
Interest rate caps (2)	$8	$—	$8	$—	income approach
Total	$6,379	$6,371	$8	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the participants’ elected investments.

(2)
The fair values of our interest rate swaps and interest rate caps are based upon Level 2 inputs which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 10 for details on the interest rate swaps and interest rate caps.

See Note 11 for the disclosures related to the fair value of our pension plan assets.

 Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of December 25, 2013:
Assets held and used (1)	$1,198	$—	$—	$1,198	income approach
Total	$1,198	$—	$—	$1,198

Fair value measurements as of December 26, 2012:
Assets held and used (1)	$228	$—	$—	$228	income approach
Total	$228	$—	$—	$228

(1)
As of December 25, 2013 and December 26, 2012, impaired assets related to underperforming restaurants were written down to their fair value. Impairment charges of $4.8 million and $0.7 million were recognized as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income for the years ended December 25, 2013 and December 26, 2012, respectively. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly.

Note 10.     Long-Term Debt

Long-term debt consisted of the following:

	December 25, 2013	December 26, 2012
	(In thousands)
Revolving loans due April 24, 2018	$95,250	$—
Term loans due April 24, 2018	57,750	—
Term loans due April 12, 2017	—	170,000
Capital lease obligations	20,073	20,134
Total long-term debt	173,073	190,134
Less current maturities and mandatory prepayments	7,150	12,681
Noncurrent portion of long-term debt	$165,923	$177,453

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 8), at December 25, 2013 are as follows:

(In thousands)
2014	$3,000
2015	4,125
2016	4,500
2017	5,625
2018	135,750
Thereafter	—
Total long-term debt, excluding capital lease obligations	$153,000

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
The New Credit Facility was used to refinance the Old Credit Facility and will be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.
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

As of December 25, 2013, we had outstanding term loan borrowings under the New Credit Facility of $57.8 million and outstanding letters of credit under the senior secured revolver of $24.7 million. There were $95.3 million of revolving loans outstanding at December 25, 2013. These balances resulted in availability of $70.1 million under the revolving facility. The weighted average interest rate under the term loan was 2.17% and 2.97%, as of December 25, 2013 and December 26, 2012, respectively. The weighted average interest rate on outstanding revolver loans was 2.17% as of December 25, 2013.

During the year ended December 25, 2013, we paid $4.0 million on the term loan under the Old Credit Facility, prior to the April 24, 2013 refinancing. Subsequent to the April 24, 2013 refinancing, we paid $2.3 million on the term loan under the New Credit Facility.

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

On April 30, 2013, we also entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $150 million notional debt obligation from March 31, 2015 through March 31, 2017 and a related $140 million notional debt obligation from April 1, 2017 through March 29, 2018. Under the terms of the swaps, we will pay an average fixed rate of 3.12% on the notional amounts and receive payments from a counterparty based on the 30-day LIBOR rate. As of December 25, 2013, the fair value of the interest rate swaps was $3.0 million, which is recorded as a component of other noncurrent assets on our Consolidated Balance Sheets. See Note 15 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

We believe that our estimated cash flows from operations for 2014, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 11.     Employee Benefit Plans

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

Defined Benefit Plans

The obligations and funded status for our pension plan and other defined benefit plans were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 25, 2013	December 26, 2012	December 25, 2013	December 26, 2012
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$73,926	$70,468	$2,837	$2,689
Service cost	400	380	—	—
Interest cost	2,977	3,200	111	116
Actuarial (gains) losses	(7,836)	4,575	(37)	227
Benefits paid	(5,076)	(4,697)	(195)	(195)
Benefit obligation at end of year	$64,391	$73,926	$2,716	$2,837
Accumulated benefit obligation	$64,391	$73,926	$2,716	$2,837

Change in Plan Assets:
Fair value of plan assets at beginning of year	$58,006	$53,270	$—	$—
Actual return on plan assets	5,364	6,666	—	—
Employer contributions	2,800	2,767	195	195
Benefits paid	(5,076)	(4,697)	(195)	(195)
Fair value of plan assets at end of year	$61,094	$58,006	$—	$—
Funded status	$(3,297)	$(15,920)	$(2,716)	$(2,837)

The amounts recognized in the Consolidated Balance Sheets were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 25, 2013	December 26, 2012	December 25, 2013	December 26, 2012
	(In thousands)
Other current liabilities	$—	$—	$(451)	$(341)
Other noncurrent liabilities and deferred credits	(3,297)	(15,920)	(2,265)	(2,496)
Net amount recognized	$(3,297)	$(15,920)	$(2,716)	$(2,837)

The amounts recognized in accumulated other comprehensive income, that have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 25, 2013	December 26, 2012	December 25, 2013	December 26, 2012
	(In thousands)
Unamortized actuarial losses, net	$(17,433)	(27,798)	(899)	(1,007)

During fiscal 2014, $0.9 million and less than $0.1 million of accumulated other comprehensive income will be recognized related to the pension plan and other defined benefit plans, respectively.

The components of the change in unamortized actuarial losses, net, included in accumulated other comprehensive loss were as follows:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012
	(In thousands)
Pension Plan:
Balance, beginning of year	$(27,798)	$(27,596)
Benefit obligation actuarial gain (loss)	7,836	(4,575)
Net gain	876	2,610
Amortization of net loss	1,653	1,763
Balance, end of year	$(17,433)	$(27,798)

Other Defined Benefit Plans:
Balance, beginning of year	$(1,007)	$(832)
Benefit obligation actuarial gain (loss)	37	(227)
Amortization of net loss	71	52
Balance, end of year	$(899)	$(1,007)

Minimum pension liability adjustments, net of tax for 2013, 2012 and 2011 were a reduction of $6.3 million and additions of $0.2 million and $5.6 million, respectively.

Total minimum pension liability adjustments of $18.7 million (including tax expense of $0.4 million) and $25.0 million (net of tax benefit of $3.8 million) are included as a component of accumulated other comprehensive loss, net in our Consolidated Statements of Shareholders' Equity for the years ended December 25, 2013 and December 26, 2012, respectively.

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands)
Pension Plan:
Service cost	$400	$380	$335
Interest cost	2,977	3,200	3,364
Expected return on plan assets	(4,488)	(4,057)	(4,182)
Amortization of net loss	1,653	1,763	1,004
Net periodic benefit cost	$542	$1,286	$521
Other comprehensive (income) loss	$(10,364)	$202	$8,997

Other Defined Benefit Plans:
Interest cost	$111	$116	$127
Amortization of net loss	71	52	32
Net periodic benefit cost	$182	$168	$159
Other comprehensive (income) loss	$(109)	$175	$232

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2013, 2012 and 2011 were $0.7 million, $1.5 million and $0.7 million, respectively.

Assumptions

Because our pension plan was closed to new participants as of December 31, 1999 and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2013, 2012 or 2011. Weighted average assumptions used to determine benefit obligations were as follows:

	December 25, 2013	December 26, 2012
Discount rate	4.98%	4.18%
Measurement date	12/25/2013	12/26/2012

Weighted average assumptions used to determine net periodic pension cost were as follows:

	December 25, 2013	December 26, 2012	December 28, 2011
Discount rate	4.18%	4.59%	5.42%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	7.75%	7.75%	8.00%
Measurement date	12/25/2013	12/26/2012	12/28/2011

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

Plan Assets

The investment policy of our pension plan is based on an evaluation of our ability and willingness to assume investment risk in light of the financial and benefit-related goals objectives deemed to be prudent by the fiduciaries of our pension plan assets. These objectives include, but are not limited to, earning a rate of return over time to satisfy the benefit obligation, managing funded status volatility and maintaining sufficient liquidity. As of December 25, 2013, the strategic target asset allocation is 65% fixed income securities (diversified between corporate and government holdings and generally long duration) and 35% equity securities (diversified between domestic and international holdings).

We review the strategic asset allocation periodically to determine the appropriate balance between cost and risk, taking into account the regulatory funding requirements and the nature of our pension plan's liabilities. We monitor the competitive performance versus market benchmarks and rebalance to target allocations if necessary on a quarterly basis.

The fair values of our pension plan assets were as follows:

	Fair Value Measurements as of December 25, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$1,785	$1,785	$—	$—
Equity securities:
U.S. large-cap (a)	9,880	9,880	—	—
U.S. mid-cap (b)	2,467	2,467	—	—
U.S. small-cap (c)	615	615	—	—
International large-cap	6,200	6,200	—	—
Fixed income securities:
U.S. Treasuries	4,245	4,245	—	—
Corporate bonds (d)	33,310	33,310	—	—
Other types of investments:
Commingled funds (e)	2,592	—	2,592	—
Total	$61,094	$58,502	$2,592	$—

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

Contributions and Expected Future Benefit Payments

We made contributions of $2.8 million to our qualified pension plan during both the years ended December 25, 2013 and December 26, 2012, respectively. We made contributions of $0.2 million to our other defined benefit plans during both the years ended December 25, 2013 and December 26, 2012. We expect to contribute $2.5 million and $0.5 million to our qualified pension plan and other defined benefit plans, respectively, during 2014. Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2019 through 2023 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2014	$3,609	$451
2015	3,550	233
2016	3,487	203
2017	3,466	256
2018	3,518	214
2019 through 2023	19,682	1,186

Defined Contribution Plans

Eligible employees can elect to contribute up to 25% of their compensation to our 401(k) plan. As a result of certain IRS limitations, participation in a non-qualified deferred compensation plan is offered to certain employees. Under this deferred compensation plan, participants are allowed to defer up to 50% of their annual salary and up to 100% of their incentive compensation. Under both plans, we make matching contributions of up to 3% of compensation. Participants in the deferred compensation plan are eligible to participate in the 401(k) plan; however, due to the above referenced IRS limitations, they are not eligible to receive the matching contributions under the 401(k) plan. Under these plans, we made contributions of $1.4 million, $1.3 million and $1.3 million for 2013, 2012 and 2011, respectively.

Note 12.     Share-Based Compensation

Share-Based Compensation Plans

We maintain three share-based compensation plans under which stock options and other awards granted to our employees and directors are outstanding. Currently, the Denny's Corporation 2012 Omnibus Incentive Plan (the "2012 Omnibus Plan") is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 25, 2013 there were 3.6 million shares available for grant under the 2012 Omnibus Plan. In addition, we have 0.8 million shares available to be issued outside of the 2012 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands)
Stock options	$558	$909	$1,069
Restricted stock units	3,488	2,050	2,369
Board deferred stock units	806	537	781
Total share-based compensation	$4,852	$3,496	$4,219

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 25, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	3,099	$3.28
Exercised	(899)	3.29
Forfeited	(5)	3.89
Expired	(4)	0.54
Outstanding, end of year	2,191	3.28	5.05	$9,032
Exercisable, end of year	1,944	3.20	4.80	$8,163

The aggregate intrinsic value represents the difference between the market price of our stock on December 25, 2013 and the exercise price, multiplied by the number of options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $2.6 million, $1.7 million and $3.6 million during the years ended December 25, 2013, December 26, 2012 and December 28, 2011, respectively.

There were no options granted during the years ended December 25, 2013 and December 26, 2012. The weighted average fair value per option of options granted during the year ended December 28, 2011 was $1.98. As of December 25, 2013, we had approximately $0.1 million of unrecognized compensation cost related to unvested stock option awards outstanding, which is expected to be recognized over a weighted average of 0.1 years.

Restricted Stock Units

We primarily grant restricted stock units containing performance conditions. These conditions are generally based on either the Total Shareholder Return of our stock compared with the returns of a group of peer companies or our stock's achievement of certain stock price thresholds. The following table summarizes information about restricted stock units activity:

	Fiscal Year Ended
	December 25, 2013		December 26, 2012		December 28, 2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	933	$4.30	1,276	$3.19	1,450	$2.92
Granted	331	8.05	397	6.05	416	3.99
Vested	(430)	2.83	(445)	3.28	(535)	3.07
Forfeited	(2)	4.63	(295)	3.37	(55)	3.42
Outstanding, end of year	832	6.55	933	4.30	1,276	3.19

Of the amounts outstanding as of December 25, 2013 and December 26, 2012, 0.7 million and 0.8 million, respectively, were nonvested. The fair value of shares that vested during the years ended December 25, 2013, December 26, 2012 and December 28, 2011, were $3.1 million, $1.9 million and $2.0 million, respectively.

In January 2013, we granted approximately 0.3 million performance shares and related performance-based target cash awards of $2.1 million to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $8.05 per share and the payout probability of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 25, 2013. The performance period is the three year fiscal period beginning December 27, 2012 and ending December 30, 2015. The performance shares and cash awards will vest and be earned (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the Total Shareholder Return of our stock compared with the Total Shareholder Returns of a group of peer companies. As of December 25, 2013, approximately 0.3 million performance shares and performance-based target cash awards of $2.1 million were outstanding under this award.

During the years ended December 25, 2013, December 26, 2012 and December 28, 2011, we made payments of $1.2 million, $1.0 million and $0.8 million in cash and issued shares of 0.3 million, 0.2 million and 0.3 million, respectively.

The amount of accrued compensation included as a component of other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheets was $0.7 million and $1.9 million, respectively, at December 25, 2013 and $0.4 million and $0.9 million, respectively, at December 26, 2012 (based on the fair value of the related shares for the liability classified units as of the respective balance sheet dates). As of December 25, 2013, we had $4.3 million of unrecognized compensation cost related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 1.2 years.

Board Deferred Stock Units

During the year ended December 25, 2013, we granted 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $5.95 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the year ended December 25, 2013, less than 0.1 million deferred stock units were converted into shares of common stock. Approximately 0.8 million and 0.7 million of these units were outstanding as of December 25, 2013 and December 26, 2012, respectively. As of December 25, 2013, we had approximately $0.2 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.3 years.

Note 13.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands)
Current:
Federal	$428	$875	$—
State, foreign and other	2,420	1,148	1,919
Deferred:
Federal	9,285	9,683	2,879
State, foreign and other	(185)	1,740	344
Provision for income taxes before release of valuation allowance	11,948	13,446	5,142
Release of valuation allowance	(420)	(661)	(89,102)
Total provision for (benefit from) income taxes	$11,528	$12,785	$(83,960)

Based upon our operating results for the years prior to 2012, as well as an assessment of our expected future results of operations, during the year ended December 28, 2011, we determined that it is more likely than not that certain of our deferred tax assets will be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million. The release of our valuation allowance was determined in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Of the valuation allowance remaining, approximately $2.0 million, if released, will be credited directly to paid-in capital.

It is more likely than not that we will be able to utilize most of our federal net operating loss and credit carryforwards prior to expiration. In addition, it is more likely than not we will be able to utilize all of our existing temporary differences and a portion of our state tax net operating losses and state tax credit carryforwards prior to their expiration.

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 25, 2013	December 26, 2012	December 28, 2011
Statutory provision rate	35%	35%	35%
State, foreign and other taxes, net of federal income tax benefit	6	5	6
Wage addback (deductions) on income tax credits earned (expired), net	3	2	(4)
General business credits generated	(10)	(7)	(14)
Other	(1)	3	(4)
	33%	38%	19%
Release of valuation allowance	(1)	(2)	(315)
Effective tax rate	32%	36%	(296)%

During the years ended December 25, 2013, December 26, 2012 and December 28, 2011, the statutory provision rate included reductions of 1%, 2% and 315%, respectively, principally related to the reversal or change of valuation allowances associated with the utilization of net operating losses, temporary differences and alternative minimum tax credits. Specifically, during 2013, we recorded a benefit of $0.4 million. For the 2013 period, the difference in the overall effective rate from the U.S. statutory rate was due to state and foreign taxes, employment tax credits and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.3 million related to work opportunity credits generated in 2012, which were allowed retroactively. In addition, state job tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity. A valuation allowance of $0.2 million was recorded against certain state jobs tax credits during the 2013 period related to changes in California law enacted during the period.

During 2012, we recorded a benefit of $0.7 million related to changes in the valuation allowance. Also during 2012, we recorded a $1.7 million out-of-period discrete tax adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. This out-of-period adjustment was not material to any prior or current year financial statements or on earnings trends. In addition, a $1.6 million tax benefit was recorded in 2012 relating to additional state credits generated during 2012 from prior years' activity. During 2011, we recorded a benefit of $89.1 million related to the release of the majority of the valuation allowance.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 25, 2013	December 26, 2012
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$9,457	$9,314
Capitalized leases	2,365	3,023
Accrued exit cost	1,485	2,158
Fixed assets	10,430	10,707
Pension, other retirement and compensation plans	11,237	14,778
Other accruals	885	1,050
Alternative minimum tax credit carryforwards	10,344	12,948
General business credit carryforwards - state and federal	29,490	35,105
Net operating loss carryforwards - state	12,976	13,398
Total deferred tax assets before valuation allowance	88,669	102,481
Less: valuation allowance	(12,751)	(12,860)
Total deferred tax assets	75,918	89,621
Deferred tax liabilities:
Intangible assets	(22,950)	(23,818)
Deferred finance costs	(230)	(220)
Interest rate swap	(1,184)	—
Total deferred tax liabilities	(24,364)	(24,038)
Net deferred tax asset	$51,554	$65,583

Net deferred tax assets are classified as follows:
Current	$23,264	$19,807
Noncurrent	28,290	45,776
Total	$51,554	$65,583

At December 25, 2013, we had available, on a consolidated basis, federal general business credit carryforwards of approximately $32.2 million, most of which expire between 2019 and 2033, and alternative minimum tax ("AMT") credit carryforwards of approximately $10.3 million, which never expire. We also had available AMT NOL carryforwards of approximately $63.2 million, which expire in 2030. Approximately $5.3 million of general business credit carryforwards are unrecognized in the schedule above and on our Consolidated Balance Sheets as a result of the application of ASC Paragraph 718-740-25-10, which delays their recognition until they reduce taxes payable.

The South Carolina net operating loss carryforwards represent 75% of the total state net operating loss carryforwards.

Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. Because of these changes, the amount of our NOL carryforwards along with any other tax carryforward attribute, for periods prior to the dates of change, are limited to an annual amount which may be increased by the amount of our net unrealized built-in gains at the time of any ownership change recognized in that taxable year. Prior to 2011, a valuation allowance was established for a significant portion of these deferred tax assets since it was our position that it was more likely than not the tax benefit would not be realized from these assets. In conjunction with our ongoing review of our actual results and anticipated future earnings, we reassessed the possibility of releasing a portion or all of the valuation allowance currently in place for our deferred tax assets. Based upon this assessment, a release of the valuation allowance was appropriate as of December 28, 2011. It is our position that any pre-2005 credits or net operating loss carryforwards can be utilized due to the total amount of unrealized built-in gains recognized and annual limitation accumulated as of December 25, 2013. The occurrence of an additional ownership change could limit our ability to utilize our current net operating losses and income tax credits generated after 2004.

There were no unrecognized tax benefits as of December 25, 2013 and December 26, 2012. We do not expect the unrecognized tax benefits to increase over the next twelve months. As of and for the years ended December 25, 2013 and December 26, 2012, there were no interest and penalties recognized in our Consolidated Balance Sheets and Consolidated Statements of Income.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. We remain subject to examination for U.S. federal taxes for 2010, 2011, 2012 and 2013 and in the following major state jurisdictions: California (2009-2013), Florida (2011-2013) and Texas (2012-2013).

Note 14.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculation are summarized below:

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands, except per share amounts)
Net income	$24,572	$22,309	$112,287

Weighted average shares outstanding - basic	90,829	94,949	97,646
Effect of dilutive share-based compensation awards	2,074	1,805	1,942
Weighted average shares outstanding - diluted	92,903	96,754	99,588

Basic net income per share	$0.27	$0.23	$1.15
Diluted net income per share	$0.26	$0.23	$1.13

Anti-dilutive share-based compensation awards	331	748	2,885

Note 15.     Shareholders' Equity

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

During 2013, 2012 and 2011, the Board approved share repurchase programs for 10.0 million, 6.0 million and 6.0 million shares, respectively. During 2013, 2012 and 2011, we repurchased 4.2 million, 4.8 million and 5.7 million shares for a total of $24.7 million, $22.2 million and $21.6 million, respectively, thus completing the 2010, 2011 and 2012 repurchase programs. As of December 25, 2013, there are 9.2 million shares remaining to be repurchased under the 2013 repurchase program.

Repurchased shares are included as treasury stock in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 29, 2010	$(19,199)	$—	$(19,199)
Benefit obligation actuarial loss	(7,424)	—	(7,424)
Net loss	(2,841)	—	(2,841)
Amortization of net loss	1,036	—	1,036
Income tax benefit related to items of other comprehensive loss	3,615	—	3,615
Balance as of December 28, 2011	$(24,813)	$—	$(24,813)
Benefit obligation actuarial loss	(4,802)	—	(4,802)
Net gain	2,610	—	2,610
Amortization of net loss	1,815	—	1,815
Income tax benefit related to items of other comprehensive loss	191	—	191
Balance as of December 26, 2012	$(24,999)	$—	$(24,999)
Benefit obligation actuarial gain	7,873	—	7,873
Net gain	876	—	876
Amortization of net loss	1,724	—	1,724
Net change in fair value of derivatives	—	3,032	3,032
Income tax expense related to items of other comprehensive income	(4,164)	(1,184)	(5,348)
Balance as of December 25, 2013	$(18,690)	$1,848	$(16,842)

During the years ended December 25, 2013, December 26, 2012 and December 28, 2011, before-tax amortization of net losses of $1.7 million, $1.8 million and $1.0 million, respectively, were reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income. The tax effect of the reclassifications was expense of $0.7 million, $0.7 million and $0.4 million, respectively. See Note 11 for additional details.

Note 16.     Commitments and Contingencies

Through 2011, we converted a total of 123 former Flying J restaurant sites to Denny's. We are not party to the individual leases or debt agreements related to the restaurants operated by franchisees. However, we have guaranteed up to $2.0 million of lease payments to Pilot Flying J during the first five years of the related leases. Additionally, we have guaranteed a limited amount of debt payments to lenders under certain loan pools through the term of the related loans, which is generally five years. There were $4.6 million and $7.2 million of loans outstanding under the loan pools as of December 25, 2013 and December 26, 2012, respectively. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 25, 2013, no events had occurred that caused us to make payments under the guarantees. As of December 25, 2013, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $0.7 million, respectively. As a result of these guarantees, we have recorded liabilities of approximately $0.1 million, as of December 25, 2013 and December 26, 2012, which are included as a component of other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets and other nonoperating expense in our Consolidated Statements of Income.

To support domestic franchised growth, we have arranged a program that provides up to $100 million in loans to new and existing franchisees that open new restaurants in under-penetrated markets. We guarantee up to the lesser of $12 million or 12% of the total outstanding loans under the program. There were $1.5 million of loans outstanding under this program as of December 25, 2013. There were no loans outstanding as of December 26, 2012. Payments under this guarantee would result from the inability of a franchisee to fund required payments when due. Through December 25, 2013, no events had occurred that caused us to make payments under the guarantee. As a result of this guarantee, we have recorded a liability of less than $0.1 million as of December 25, 2013, which is included as a component of other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets and other nonoperating expense in our Consolidated Statements of Income.

During 2013, we arranged a program that provides up to $247.5 million in loans to franchisees related to our current remodel program. We guarantee up to 5% of the total outstanding loans under the program. Payments under this guarantee would result from the inability of a franchisee to fund required payments when due. There were no loans outstanding as of December 25, 2013.

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments for both company and franchised restaurants at December 25, 2013 under these contracts consist of the following:

Purchase Obligations
(In thousands)
Payments due by period:
Less than 1 year	$185,008
1-2 years	26,231
3-4 years	—
5 years and thereafter	—
Total	$211,239

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 17.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 25, 2013	December 26, 2012	December 28, 2011
	(In thousands)
Income taxes paid, net	$2,777	$2,034	$1,124
Interest paid	$9,336	$12,918	$21,350

Noncash investing and financing activities:
Notes received in connection with disposition of property	$—	$290	$500
Accrued purchase of property	$1,575	$1,570	$351
Issuance of common stock, pursuant to share-based compensation plans	$1,937	$1,151	$1,685
Execution of capital leases	$5,663	$2,643	$4,037
Treasury stock payable	$220	$560	$—

Note 18.     Related Party Transactions

In prior years, we sold company restaurants to franchisees that are former employees, including former officers. There were no such sales during 2013. We received cash proceeds of $0.5 million and $0.3 million from these related party sales during 2012 and 2011, respectively. We recognized a loss of $0.2 million and a gain of $0.2 million from these related party sales during 2012 and 2011, respectively. In relation to these sales, we may enter into leases or subleases with the franchisees at normal market rates.

Note 19.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2013 and 2012 are set forth below:

	Fiscal Year Ended December 25, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$81,030	$82,841	$83,371	$81,092
Franchise and licensing revenue	33,460	33,730	33,904	33,165
Total operating revenue	114,490	116,571	117,275	114,257
Total operating costs and expenses	101,039	103,957	103,750	106,326
Operating income	$13,451	$12,614	$13,525	$7,931
Net income	$7,081	$6,198	$7,031	$4,262
Basic net income per share (a)	$0.08	$0.07	$0.08	$0.05
Diluted net income per share (a)	$0.07	$0.07	$0.08	$0.05

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 26, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$94,163	$91,239	$86,575	$81,733
Franchise and licensing revenue	32,575	33,492	34,370	34,216
Total operating revenue	126,738	124,731	120,945	115,949
Total operating costs and expenses	112,825	105,732	109,255	104,162
Operating income	$13,913	$18,999	$11,690	$11,787
Net income	$5,865	$4,601	$5,363	$6,480
Basic net income per share (a)	$0.06	$0.05	$0.06	$0.07
Diluted net income per share (a)	$0.06	$0.05	$0.06	$0.07

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

The fluctuation in net income during the fourth quarter of 2013 relates primarily to the impairment of an underperforming restaurant.

Note 20.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2014

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer, President and Director	March 10, 2014
(John C. Miller)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Director	March 10, 2014
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	March 10, 2014
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Debra Smithart-Oglesby	Director and Chair of the Board of Directors	March 10, 2014
(Debra Smithart-Oglesby)

/s/ Gregg R. Dedrick	Director	March 10, 2014
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	March 10, 2014
(José M. Gutiérrez)

/s/ George W. Haywood	Director	March 10, 2014
(George W. Haywood)

/s/ Brenda J. Lauderback	Director	March 10, 2014
(Brenda J. Lauderback)

/s/ Robert E. Marks	Director	March 10, 2014
(Robert E. Marks)

/s/ Louis P. Neeb	Director	March 10, 2014
(Louis P. Neeb)

/s/ Donald C. Robinson	Director	March 10, 2014
(Donald C. Robinson)

/s/ Laysha Ward	Director	March 10, 2014
(Laysha Ward)