Form 10-Q
period 2014-03-26
DENNYS CORP
filed 2014-04-28
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2014

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

Yes  ☐   No  ☑

 As of April 24, 2014, 87,085,971 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 26, 2014	December 25, 2013
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,414	$2,943
Receivables	14,216	17,321
Inventories	2,916	2,881
Current deferred tax asset	22,336	23,264
Prepaid and other current assets	5,940	7,417
Total current assets	46,822	53,826
Property, net of accumulated depreciation of $253,137 and $255,966 respectively	106,480	105,620
Goodwill	31,451	31,451
Intangible assets, net	47,516	47,925
Deferred financing costs, net	1,976	2,097
Noncurrent deferred tax asset	27,193	28,290
Other noncurrent assets	26,293	26,568
Total assets	$287,731	$295,777

Liabilities
Current liabilities:
Current maturities of long-term debt	$3,000	$3,000
Current maturities of capital lease obligations	4,234	4,150
Accounts payable	15,817	14,237
Other current liabilities	46,708	52,698
Total current liabilities	69,759	74,085
Long-term liabilities:
Long-term debt, less current maturities	152,250	150,000
Capital lease obligations, less current maturities	15,248	15,923
Liability for insurance claims, less current portion	18,218	18,249
Other noncurrent liabilities and deferred credits	26,514	29,089
Total long-term liabilities	212,230	213,261
Total liabilities	281,989	287,346

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; March 26, 2014: 105,177 shares issued and 88,038 shares outstanding; December 25, 2013: 105,014 shares issued and 89,232 shares outstanding	$1,052	$1,050
Paid-in capital	567,688	567,505
Deficit	(464,515)	(470,946)
Accumulated other comprehensive loss, net of tax	(17,050)	(16,842)
Shareholders’ equity before treasury stock	87,175	80,767
Treasury stock, at cost, 17,139 and 15,782 shares, respectively	(81,433)	(72,336)
Total shareholders' equity	5,742	8,431
Total liabilities and shareholders' equity	$287,731	$295,777
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$79,304	$81,030
Franchise and license revenue	32,616	33,460
Total operating revenue	111,920	114,490
Costs of company restaurant sales:
Product costs	20,583	21,146
Payroll and benefits	33,099	31,546
Occupancy	5,128	5,228
Other operating expenses	11,365	11,200
Total costs of company restaurant sales	70,175	69,120
Costs of franchise and license revenue	10,697	11,402
General and administrative expenses	14,116	15,159
Depreciation and amortization	5,238	5,224
Operating (gains), losses and other charges, net	422	134
Total operating costs and expenses, net	100,648	101,039
Operating income	11,272	13,451
Interest expense, net	2,322	2,800
Other nonoperating (income) expense, net	(100)	1
Net income before income taxes	9,050	10,650
Provision for income taxes	2,619	3,569
Net income	$6,431	$7,081

Basic net income per share	$0.07	$0.08
Diluted net income per share	$0.07	$0.07

Basic weighted average shares outstanding	88,803	92,350
Diluted weighted average shares outstanding	90,816	94,461

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Net income	$6,431	$7,081
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment, net of tax expense of $90 and $165	141	254
Recognition of unrealized loss on hedge transaction, net of tax benefit of $224	(349)	—
Other comprehensive (loss) income	(208)	254
Total comprehensive income	$6,223	$7,335

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	Equity
	(In thousands)
Balance, December 25, 2013	105,014	$1,050	(15,782)	$(72,336)	$567,505	$(470,946)	$(16,842)	$8,431
Net income	—	—	—	—	—	6,431	—	6,431
Other comprehensive loss	—	—	—	—	—	—	(208)	(208)
Share-based compensation on equity classified awards	—	—	—	—	416	—	—	416
Purchase of treasury stock	—	—	(1,357)	(9,097)	—	—	—	(9,097)
Issuance of common stock for share-based compensation	151	2	—	—	(2)	—	—	—
Exercise of common stock options	12	—	—	—	44	—	—	44
Tax expense from share-based compensation	—	—	—	—	(275)	—	—	(275)
Balance, March 26, 2014	105,177	$1,052	(17,139)	$(81,433)	$567,688	$(464,515)	$(17,050)	$5,742

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$6,431	$7,081
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	5,238	5,224
Operating (gains), losses and other charges, net	422	134
Amortization of deferred financing costs	121	133
(Gain) loss on early extinguishment of debt	(1)	349
Loss on change in the fair value of interest rate caps	10	2
Deferred income tax expense	2,159	2,875
Share-based compensation	1,164	1,175
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	2,836	2,398
Inventories	(36)	(35)
Other current assets	1,478	2,218
Other assets	(586)	(1,036)
Increase (decrease) in liabilities:
Accounts payable	3,306	(2,658)
Accrued salaries and vacations	(3,967)	(5,574)
Accrued taxes	(320)	(117)
Other accrued liabilities	(3,961)	(2,679)
Other noncurrent liabilities and deferred credits	(963)	(2,135)
Net cash flows provided by operating activities	13,331	7,355
Cash flows from investing activities:
Capital expenditures	(6,857)	(3,006)
Proceeds from disposition of property	4	22
Collections on notes receivable	727	1,234
Issuance of notes receivable	(305)	(404)
Net cash flows used in investing activities	(6,431)	(2,154)
Cash flows from financing activities:
Net revolver borrowings under new credit agreement	3,000	—
Long-term debt payments	(1,746)	(5,072)
Proceeds from exercise of stock options	44	688
Tax withholding on share-based payments	(419)	(464)
Tax expense for share-based compensation	(275)	(97)
Purchase of treasury stock	(8,596)	(2,272)
Net bank overdrafts	(437)	(1,286)
Net cash flows used in financing activities	(8,429)	(8,503)
Decrease in cash and cash equivalents	(1,529)	(3,302)
Cash and cash equivalents at beginning of period	2,943	13,565
Cash and cash equivalents at end of period	$1,414	$10,263

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. The following table shows the unit activity for the quarter ended March 26, 2014 and March 27, 2013, respectively:

	Quarter Ended
	March 26, 2014	March 27, 2013
Company restaurants, beginning of period	163	164
Units opened	—	—
Units closed	(2)	—
End of period	161	164

Franchised and licensed restaurants, beginning of period	1,537	1,524
Units opened	4	7
Units closed	(6)	(6)
End of period	1,535	1,525
Total restaurants, end of period	1,696	1,689

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 25, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 25, 2013. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014.

Note 2.     Summary of Significant Accounting Policies

Accounting Standards to be Adopted

We reviewed all newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	March 26, 2014	December 25, 2013
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,874	$10,072
Notes receivable from franchisees	1,532	1,800
Vendor receivables	944	2,516
Credit card receivables	884	2,162
Other	1,216	1,002
Allowance for doubtful accounts	(234)	(231)
Total current receivables, net	$14,216	$17,321

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$613	$766

For the quarters ended March 26, 2014 and March 27, 2013, we recorded provisions for credit losses of less than $0.1 million. These amounts are included as a component of costs of franchise and license revenue on our Condensed Consolidated Statements of Income.

For the quarters ended March 26, 2014 and March 27, 2013, we recognized interest income on notes receivable from franchisees of less than $0.1 million. These amounts are included as a component of interest expense, net on our Condensed Consolidated Statements of Income.

Note 4.    Goodwill and Other Intangible Assets

Goodwill had a carrying amount of $31.5 million as of March 26, 2014 and December 25, 2013.

Other intangible assets were comprised of the following:

	March 26, 2014		December 25, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,055	$—	$44,055	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	22,727	20,806	31,248	29,007
Reacquired franchise rights	1,857	443	1,857	354
Intangible assets	$68,765	$21,249	$77,286	$29,361

The $8.5 million decrease in franchise and license agreements primarily resulted from the removal of fully amortized agreements.

Note 5.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
(Gains) losses on sales of assets and other, net	$(8)	$18
Restructuring charges and exit costs	430	116
Impairment charges	—	—
Operating (gains), losses and other charges, net	$422	$134

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Exit costs	$54	$56
Severance and other restructuring charges	376	60
Total restructuring charges and exit costs	$430	$116

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 25, 2013	$3,149
Exit costs (1)	54
Payments, net of sublease receipts	(355)
Interest accretion	52
Balance, March 26, 2014	2,900
Less current portion included in other current liabilities	1,182
Long-term portion included in other noncurrent liabilities	$1,718

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities are as follows:

(In thousands)
Remainder of 2014	$1,082
2015	566
2016	295
2017	296
2018	299
Thereafter	986
Total	3,524
Less imputed interest	624
Present value of exit cost liabilities	$2,900

As of March 26, 2014 and December 25, 2013, we had accrued severance and other restructuring charges of $0.2 million and $0.1 million, respectively. The balance as of March 26, 2014 is expected to be paid during the next 12 months.

Note 6.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of March 26, 2014:
Deferred compensation plan investments (1)	$8,668	$8,668	$—	$—	market approach
Interest rate swaps (2)	$2,458	—	2,458	—	income approach
Interest rate caps (2)	$1	$—	$1	$—	income approach
Total	$11,127	$8,668	$2,459	$—

Fair value measurements as of December 25, 2013:
Deferred compensation plan investments (1)	$8,168	$8,168	$—	$—	market approach
Interest rate swaps (2)	$3,032	$—	$3,032	$—	income approach
Interest rate caps (2)	$11	$—	$11	$—	income approach
Total	$11,211	$8,168	$3,043	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the participants’ elected investments.

(2)
The fair values of our interest rate swaps and interest rate caps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 7 for details on the interest rate swaps and interest rate caps.

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

(1)
As of December 25, 2013, impaired assets related to an underperforming restaurant were written down to their fair value. Impairment charges of $4.8 million were recognized as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Income. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly.

Note 7.     Long-Term Debt

As of March 26, 2014, Denny's Corporation and certain of its subsidiaries had a credit facility comprised of a senior secured term loan in an original principal amount of $60 million and a $190 million senior secured revolver (with a $30 million letter of credit sublimit). As of March 26, 2014, we had outstanding term loan borrowings under the credit facility of $57.0 million and outstanding letters of credit under the senior secured revolver of $24.6 million. There were $98.3 million of revolving loans outstanding at March 26, 2014. These balances resulted in availability of $67.1 million under the revolving facility. The weighted-average interest rate under the term loan and on outstanding revolver loans was 2.16% and 2.17% as of March 26, 2014 and December 25, 2013, respectively.

A commitment fee of 0.35% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate based on the Company's consolidated leverage ratio and was initially set at LIBOR plus 200 basis points. The credit facility includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the credit facility is April 24, 2018.

The credit facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.
The term loan under the credit facility requires amortization of the original term loan balance of 5% per year in the first two years, 7.5% in the subsequent two years and 10% in the fifth year with the balance due at maturity. We will be required to make certain mandatory prepayments under certain circumstances and will have the option to make certain prepayments under the credit facility. The credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type.
During the quarter ended March 26, 2014, we paid $0.8 million on the term loan under the credit facility.

Interest Rate Hedges
We have entered into interest rate hedges that cap the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applies to $125 million of borrowings from April 14, 2013 through April 13, 2014 and to $150 million of borrowings from April 14, 2014 through March 31, 2015.

We also have entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $150 million notional debt obligation from March 31, 2015 through March 31, 2017 and a related $140 million notional debt obligation from April 1, 2017 through March 29, 2018. Under the terms of the swaps, we will pay an average fixed rate of 3.12% on the notional amounts and receive payments from a counterparty based on the 30-day LIBOR rate. As of March 26, 2014, the fair value of the interest rate swaps was $2.5 million, which is recorded as a component of other noncurrent assets on our Condensed Consolidated Balance Sheets. See Note 13 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

We believe that our estimated cash flows from operations for 2014, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 8.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Pension Plan:
Service cost	$95	$100
Interest cost	779	754
Expected return on plan assets	(989)	(1,124)
Amortization of net loss	231	419
Net periodic benefit cost	$116	$149

Other Defined Benefit Plans:
Interest cost	$31	$28
Amortization of net loss	15	18
Net periodic benefit cost	$46	$46

We made contributions of $1.3 million and $1.4 million to our qualified pension plan during the quarters ended March 26, 2014 and March 27, 2013, respectively. We made contributions of less than $0.1 million to our other defined benefit plans during both the quarters ended March 26, 2014 and March 27, 2013. We expect to contribute an additional $1.3 million to our qualified pension plan and an additional $0.1 million to our other defined benefit plans over the remainder of fiscal 2014.

Additional minimum pension liability of $18.5 million and $18.7 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Equity as of March 26, 2014 and December 25, 2013, respectively.

Note 9.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Stock options	$52	$164
Performance share awards	928	831
Restricted stock units	184	180
Total share-based compensation	$1,164	$1,175

Stock Options

As of March 26, 2014, there was no unrecognized compensation cost related to unvested stock option awards outstanding.

Performance Share Awards

In February 2014, we granted approximately 0.2 million performance shares and related performance-based target cash awards of $2.2 million to certain employees. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $7.65 per share and the payout probability of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 31, 2014. The performance period is the three year fiscal period beginning December 26, 2013 and ending December 28, 2016. The performance shares and cash awards will vest and be earned (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the total shareholder return of our stock compared to the total shareholder returns of a group of peer companies.

During the quarter ended March 26, 2014, we made payments of $1.1 million in cash and issued 0.1 million shares of common stock related to performance share awards.

As of March 26, 2014, we had approximately $6.6 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 1.6 years.

Restricted Stock Units for Board Members

During the quarter ended March 26, 2014, we granted less than 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $7.19 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the quarter ended March 26, 2014, less than 0.1 million restricted stock units were converted into shares of common stock. As of March 26, 2014, we had approximately $0.1 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.1 years.

Note 10.     Income Taxes

The provision for income taxes was $2.6 million and $3.6 million for the quarters ended March 26, 2014 and March 27, 2013, respectively. For the 2014 period, the difference in the overall effective rate from the U.S. Statutory rate was due to two discrete tax items. State job tax credits of $0.3 million were claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of $0.5 million. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to a discrete tax item. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.5 million related to work opportunity credits generated in 2012, which were allowed retroactively during 2013.

Note 11.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculation are summarized below:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands, except for per share amounts)
Net income	$6,431	$7,081

Weighted average shares outstanding - basic	88,803	92,350
Effect of dilutive share-based compensation awards	2,013	2,111
Weighted average shares outstanding - diluted	90,816	94,461

Basic net income per share	$0.07	$0.08
Diluted net income per share	$0.07	$0.07

Anti-dilutive share-based compensation awards	573	331

Note 12.     Supplemental Cash Flow Information

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Income taxes paid, net	$820	$343
Interest paid	$2,069	$2,526

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,030	$1,586
Execution of capital leases	$423	$1,313
Treasury stock payable	$721	$177

Note 13.     Shareholders' Equity

Share Repurchase

Our credit facility permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In April 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our Common Stock. Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 26, 2014, we repurchased 1.4 million shares of our Common Stock for approximately $9.1 million. This brings the total amount repurchased under this program to 2.1 million shares of our Common Stock for approximately $14.1 million, leaving 7.9 million shares remaining to be repurchased as of March 26, 2014.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 25, 2013	(18,690)	1,848	(16,842)
Amortization of net loss (1)	231	—	231
Net change in fair value of derivatives	—	(573)	(573)
Income tax (expense) benefit related to items of other comprehensive income	(90)	224	134
Balance as of March 26, 2014	$(18,549)	$1,499	$(17,050)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the quarter ended March 26, 2014. See Note 8 for additional details.

Note 14.     Commitments and Contingencies

We have guarantees related to leases and franchisees’ loans on certain Pilot Flying J locations. In addition, we have arranged loan programs for specific new franchise restaurants and franchise restaurant remodels. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through March 26, 2014, no events had occurred that caused us to make payments under the guarantees.
There were $6.2 million and $6.1 million of loans outstanding under these programs as of March 26, 2014 and December 25, 2013, respectively. As of March 26, 2014, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.0 million, respectively. As a result of these guarantees, we have recorded liabilities of approximately $0.1 million as of March 26, 2014 and December 25, 2013, which are included as a component of other noncurrent liabilities and deferred credits in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of March 26, 2014 and results of operations for the quarter ended March 26, 2014 compared to the quarter ended March 27, 2013. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 25, 2013.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 26, 2014		March 27, 2013
	(Dollars in thousands)
Revenue:
Company restaurant sales	$79,304	70.9%	$81,030	70.8%
Franchise and license revenue	32,616	29.1%	33,460	29.2%
Total operating revenue	111,920	100.0%	114,490	100.0%
Costs of company restaurant sales (a):
Product costs	20,583	26.0%	21,146	26.1%
Payroll and benefits	33,099	41.7%	31,546	38.9%
Occupancy	5,128	6.5%	5,228	6.5%
Other operating expenses	11,365	14.3%	11,200	13.8%
Total costs of company restaurant sales	70,175	88.5%	69,120	85.3%
Costs of franchise and license revenue (a)	10,697	32.8%	11,402	34.1%
General and administrative expenses	14,116	12.6%	15,159	13.2%
Depreciation and amortization	5,238	4.7%	5,224	4.6%
Operating (gains), losses and other charges, net	422	0.4%	134	0.1%
Total operating costs and expenses	100,648	89.9%	101,039	88.3%
Operating income	11,272	10.1%	13,451	11.7%
Interest expense, net	2,322	2.1%	2,800	2.4%
Other nonoperating (income) expense, net	(100)	(0.1)%	1	0.0%
Net income before income taxes	9,050	8.1%	10,650	9.3%
Provision for income taxes	2,619	2.3%	3,569	3.1%
Net income	$6,431	5.7%	$7,081	6.2%

Other Data:
Company average unit sales	$498		$494
Franchise average unit sales	$356		$349
Company equivalent units (b)	159		164
Franchise equivalent units (b)	1,536		1,526
Company same-store sales increase (decrease) (c)(d)	3.2%		(1.5)%
Domestic franchise same-store sales increase (decrease) (c)	1.5%		(0.5)%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2014 comparable units.

Quarter Ended March 26, 2014 Compared with Quarter Ended March 27, 2013

Unit Activity

	Quarter Ended
	March 26, 2014	March 27, 2013
Company restaurants, beginning of period	163	164
Units opened	—	—
Units closed	(2)	—
End of period	161	164

Franchised and licensed restaurants, beginning of period	1,537	1,524
Units opened	4	7
Units closed	(6)	(6)
End of period	1,535	1,525
Total restaurants, end of period	1,696	1,689

Company Restaurant Operations

During the quarter ended March 26, 2014, we realized a 3.2% increase in same-store sales. Company restaurant sales decreased $1.7 million, or 2.1%, primarily resulting from a five equivalent-unit decrease in company restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 88.5% from 85.3%. Product costs decreased slightly to 26.0% from 26.1%. Payroll and benefits increased to 41.7% from 38.9% primarily due to a 1.4 percentage point increase in workers' compensation costs and increased group insurance and incentive compensation costs. The increase in workers' compensation was due to $0.4 million in unfavorable claims development during the current year period, as compared to $0.5 million in favorable workers' compensation claims development in the prior year's period. Occupancy costs remained flat at 6.5%. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 26, 2014		March 27, 2013
	(Dollars in thousands)
Utilities	$3,331	4.2%	$3,127	3.9%
Repairs and maintenance	1,459	1.8%	1,349	1.7%
Marketing	3,007	3.8%	3,016	3.7%
Legal	54	0.1%	276	0.3%
Other direct costs	3,514	4.4%	3,432	4.2%
Other operating expenses	$11,365	14.3%	$11,200	13.8%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 26, 2014		March 27, 2013
	(Dollars in thousands)
Royalties	$21,481	65.9%	$21,027	62.9%
Initial fees	117	0.3%	280	0.8%
Occupancy revenue	11,018	33.8%	12,153	36.3%
Franchise and license revenue	$32,616	100.0%	$33,460	100.0%

Occupancy costs	8,268	25.4%	8,853	26.5%
Other direct costs	2,429	7.4%	2,549	7.6%
Costs of franchise and license revenue	$10,697	32.8%	$11,402	34.1%

Royalties increased by $0.5 million, or 2.2%, primarily resulting from a ten equivalent unit increase in franchised and licensed units and a 1.5% increase in domestic same-store sales, as compared to the prior year. Initial fees decreased by $0.2 million, or 58.2%, as fewer restaurants were opened by franchisees during the current year period. The decrease in occupancy revenue of $1.1 million, or 9.3%, is primarily the result of lease expirations.

Costs of franchise and license revenue decreased by $0.7 million, or 6.2%. The decrease in occupancy costs of $0.6 million, or 6.6%, is primarily the result of lease expirations. Other direct costs decreased by $0.1 million, or 4.7%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 32.8% for the quarter ended March 26, 2014 from 34.1% for the quarter ended March 27, 2013.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Share-based compensation	$1,164	$1,175
Other general and administrative expenses	12,952	13,984
Total general and administrative expenses	$14,116	$15,159

The $1.0 million decrease in general and administrative expenses is primarily the result of reductions in payroll and relocation costs of $0.4 million, incentive compensation of $0.3 million and deferred compensation of $0.2 million.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Depreciation of property and equipment	$3,817	$3,693
Amortization of capital lease assets	888	798
Amortization of intangible and other assets	533	733
Total depreciation and amortization expense	$5,238	$5,224

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
(Gains) losses on sales of assets and other, net	$(8)	$18
Restructuring charges and exit costs	430	116
Impairment charges	—	—
Operating (gains), losses and other charges, net	$422	$134

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Exit costs	$54	$56
Severance and other restructuring charges	376	60
Total restructuring and exit costs	$430	$116

Operating income was $11.3 million for the quarter ended March 26, 2014 and $13.5 million for the quarter ended March 27, 2013.

Interest expense, net was comprised of the following:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Interest on credit facilities	$840	$1,269
Interest on capital lease liabilities	880	900
Letters of credit and other fees	353	337
Other interest income	(21)	(21)
Total cash interest	2,052	2,485
Amortization of deferred financing costs	121	133
Interest accretion on other liabilities	149	182
Total interest expense, net	$2,322	$2,800

The decrease in interest expense primarily resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility.

The provision for income taxes was $2.6 million for the quarter ended March 26, 2014 compared to $3.6 million for the quarter ended March 27, 2013. For the 2014 period, the difference in the overall effective rate from the U.S. Statutory rate was due to two discrete tax items. State job tax credits of $0.3 million were claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of $0.5 million. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to a discrete tax item. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.5 million related to work opportunity credits generated in 2012, which were allowed retroactively during 2013.

Net income was $6.4 million for the quarter ended March 26, 2014 compared with $7.1 million for the quarter ended March 27, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our Common Stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Net cash provided by operating activities	$13,331	$7,355
Net cash used in investing activities	(6,431)	(2,154)
Net cash used in financing activities	(8,429)	(8,503)
Decrease in cash and cash equivalents	$(1,529)	$(3,302)

We believe that our estimated cash flows from operations for 2014, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $6.4 million for the quarter ended March 26, 2014. These cash flows include capital expenditures of $6.9 million and issuances of notes receivable of $0.3 million, partially offset by $0.7 million in collections of notes receivable. Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 26, 2014	March 27, 2013
	(In thousands)
Facilities	$1,363	$1,199
New construction	33	400
Remodeling	4,406	1,030
Information technology	79	96
Other	976	281
Capital expenditures	$6,857	$3,006

Capital expenditures for fiscal 2014 are expected to be approximately $20-$22 million, including approximately 40 remodels completed at company restaurants.

Cash flows used in financing activities were $8.4 million for the quarter ended March 26, 2014, which included stock repurchases of $8.6 million, partially offset by a net increase in long-term debt of $1.3 million.

Our working capital deficit was $22.9 million at March 26, 2014 compared with $20.3 million at December 25, 2013. The increase in working capital deficit is primarily related to the timing of payments impacting prepaid and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of March 26, 2014, we had outstanding term loan borrowings under the credit facility of $57.0 million and outstanding letters of credit under the senior secured revolver of $24.6 million. There were $98.3 million in revolving loans outstanding at March 26, 2014. These balances resulted in availability of $67.1 million under the revolving facility. The weighted-average interest rates under the term loan and on outstanding revolver loans as of March 26, 2014 were 2.16%.

A commitment fee of 0.35% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate based on the Company's consolidated leverage ratio and was initially set at LIBOR plus 200 basis points. The credit facility includes an accordion feature that would allow us to increase the size of the facility to $300 million. The maturity date for the credit facility is April 24, 2018.
The credit facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.
The term loan under the credit facility requires amortization of 5% per year in the first two years, 7.5% in the subsequent two years and 10% in the fifth year with the balance due at maturity. We will be required to make certain mandatory prepayments under certain circumstances and will have the option to make certain prepayments under the credit facility. The credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type.
Interest Rate Hedges

We have entered into interest rate hedges that cap the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applies to $125 million of borrowings from April 14, 2013 through April 13, 2014 and to $150 million of borrowings from April 14, 2014 through March 31, 2015.
We also have entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $150 million notional debt obligation from March 31, 2015 through March 31, 2017 and a related $140 million notional debt obligation from April 1, 2017 through March 29, 2018. Under the terms of the swaps, we will pay an average fixed rate of 3.12% on the notional amounts and receive payments from a counterparty based on the 30-day LIBOR rate.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 26, 2014, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum. Through April 13, 2014, up to $125 million of the term loan borrowing has a 200 basis point LIBOR point cap.

Based on the levels of borrowings under the credit facility at March 26, 2014, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.6 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at March 26, 2014, taking into consideration the interest rate cap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended March 26, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 26, 2013 - January 22, 2014	180	$7.13	180	9,038
January 23, 2014 - February 19, 2014	456	6.57	456	8,582
February 20, 2014 - March 26, 2014	721	6.64	721	7,861
Total	1,357	$6.68	1,357

(1)	Average price paid per share excludes commissions.

(2)
On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our Common Stock. Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 26, 2014, we purchased 1,357,017 shares of Common Stock for an aggregate consideration of approximately $9.1 million, pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Form of the 2014 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate

10.2	Written Description of the Denny's 2014 Long-Term Performance Incentive Program

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	April 28, 2014	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	April 28, 2014	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller