Form 10-Q
period 2014-06-25
DENNYS CORP
filed 2014-07-28
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2014

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

Yes  ☐   No  ☑

 As of July 24, 2014, 84,937,765 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 25, 2014	December 25, 2013
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,221	$2,943
Receivables	13,998	17,321
Inventories	2,772	2,881
Current deferred tax asset	22,385	23,264
Prepaid and other current assets	5,068	7,417
Total current assets	45,444	53,826
Property, net of accumulated depreciation of $252,475 and $255,966, respectively	108,280	105,620
Goodwill	31,451	31,451
Intangible assets, net	47,093	47,925
Deferred financing costs, net	1,855	2,097
Noncurrent deferred tax asset	24,071	28,290
Other noncurrent assets	26,000	26,568
Total assets	$284,194	$295,777

Liabilities
Current liabilities:
Current maturities of long-term debt	$3,375	$3,000
Current maturities of capital lease obligations	4,047	4,150
Accounts payable	14,332	14,237
Other current liabilities	45,179	52,698
Total current liabilities	66,933	74,085
Long-term liabilities:
Long-term debt, less current maturities	157,875	150,000
Capital lease obligations, less current maturities	14,556	15,923
Liability for insurance claims, less current portion	18,000	18,249
Other noncurrent liabilities and deferred credits	26,844	29,089
Total long-term liabilities	217,275	213,261
Total liabilities	284,208	287,346

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; June 25, 2014: 105,229 shares issued and 85,803 shares outstanding; December 25, 2013: 105,014 shares issued and 89,232 shares outstanding	$1,053	$1,050
Paid-in capital	568,939	567,505
Deficit	(456,242)	(470,946)
Accumulated other comprehensive loss, net of tax	(17,438)	(16,842)
Shareholders’ equity before treasury stock	96,312	80,767
Treasury stock, at cost, 19,426 and 15,782 shares, respectively	(96,326)	(72,336)
Total shareholders' equity (deficit)	(14)	8,431
Total liabilities and shareholders' equity	$284,194	$295,777
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$81,138	$82,841	$160,442	$163,871
Franchise and license revenue	33,476	33,730	66,092	67,190
Total operating revenue	114,614	116,571	226,534	231,061
Costs of company restaurant sales:
Product costs	21,327	21,402	41,910	42,548
Payroll and benefits	31,978	33,220	65,077	64,766
Occupancy	4,899	5,513	10,027	10,741
Other operating expenses	11,443	11,316	22,808	22,516
Total costs of company restaurant sales	69,647	71,451	139,822	140,571
Costs of franchise and license revenue	10,633	11,585	21,330	22,987
General and administrative expenses	14,068	14,085	28,184	29,244
Depreciation and amortization	5,281	5,352	10,519	10,576
Operating (gains), losses and other charges, net	40	1,484	462	1,618
Total operating costs and expenses, net	99,669	103,957	200,317	204,996
Operating income	14,945	12,614	26,217	26,065
Interest expense, net	2,274	2,548	4,596	5,348
Other nonoperating (income) expense, net	(332)	1,331	(432)	1,332
Net income before income taxes	13,003	8,735	22,053	19,385
Provision for income taxes	4,730	2,537	7,349	6,106
Net income	$8,273	$6,198	$14,704	$13,279

Basic net income per share	$0.10	$0.07	$0.17	$0.14
Diluted net income per share	$0.09	$0.07	$0.16	$0.14

Basic weighted average shares outstanding	86,781	91,659	87,792	92,004
Diluted weighted average shares outstanding	88,384	93,665	89,630	94,081

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
	(In thousands)
Net income	$8,273	$6,198	$14,704	$13,279
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax expense of $91, $160, $181 and $325	140	247	281	501
Recognition of unrealized gain (loss) on hedge transaction, net of tax expense (benefit) of $(339), $1,522, $(563) and $1,522	(528)	2,348	(877)	2,348
Other comprehensive income (loss)	(388)	2,595	(596)	2,849
Total comprehensive income	$7,885	$8,793	$14,108	$16,128

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	(Deficit)	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ (Deficit) / Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2013	105,014	$1,050	(15,782)	$(72,336)	$567,505	$(470,946)	$(16,842)	$8,431
Net income	—	—	—	—	—	14,704	—	14,704
Other comprehensive loss	—	—	—	—	—	—	(596)	(596)
Share-based compensation on equity classified awards	—	—	—	—	1,186	—	—	1,186
Purchase of treasury stock	—	—	(3,644)	(23,990)	—	—	—	(23,990)
Issuance of common stock for share-based compensation	151	2	—	—	(2)	—	—	—
Exercise of common stock options	64	1	—	—	204	—	—	205
Tax benefit from share-based compensation	—	—	—	—	46	—	—	46
Balance, June 25, 2014	105,229	$1,053	(19,426)	$(96,326)	$568,939	$(456,242)	$(17,438)	$(14)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$14,704	$13,279
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,519	10,576
Operating (gains), losses and other charges, net	462	1,618
Amortization of deferred financing costs	242	256
(Gain) loss on early extinguishment of debt	(1)	1,687
(Gain) loss on change in the fair value of interest rate caps	11	(36)
Deferred income tax expense	5,480	4,876
Share-based compensation	2,344	2,381
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	2,996	1,986
Inventories	109	52
Other current assets	2,349	3,718
Other assets	(1,383)	(1,105)
Increase (decrease) in liabilities:
Accounts payable	2,578	(2,734)
Accrued salaries and vacations	(3,274)	(4,783)
Accrued taxes	58	360
Other accrued liabilities	(6,414)	(3,930)
Other noncurrent liabilities and deferred credits	(848)	(3,879)
Net cash flows provided by operating activities	29,932	24,322
Cash flows from investing activities:
Capital expenditures	(13,526)	(5,387)
Acquisition of restaurant and real estate	—	(3,157)
Proceeds from disposition of property	4	22
Collections on notes receivable	1,210	2,407
Issuance of notes receivable	(651)	(757)
Net cash flows used in investing activities	(12,963)	(6,872)
Cash flows from financing activities:
Net revolver borrowings under new credit agreement	9,750	97,500
Term loan borrowings under new credit agreement	—	60,000
Long-term debt payments	(3,549)	(172,936)
Proceeds from exercise of stock options	205	1,225
Tax withholding on share-based payments	(419)	(464)
Tax benefit (expense) for share-based compensation	46	(172)
Debt transaction costs	—	(366)
Deferred financing costs	—	(1,314)
Purchase of treasury stock	(23,815)	(10,751)
Net bank overdrafts	(909)	(1,726)
Net cash flows used in financing activities	(18,691)	(29,004)
Decrease in cash and cash equivalents	(1,722)	(11,554)
Cash and cash equivalents at beginning of period	2,943	13,565
Cash and cash equivalents at end of period	$1,221	$2,011

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. The following table shows the unit activity for the quarter and two quarters ended June 25, 2014 and June 26, 2013, respectively:

	Quarter Ended		Two Quarters Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
Company restaurants, beginning of period	161	164	163	164
Units opened	—	—	—	—
Units acquired from franchisees	—	1	—	1
Units closed	(1)	—	(3)	—
End of period	160	165	160	165

Franchised and licensed restaurants, beginning of period	1,535	1,525	1,537	1,524
Units opened	3	11	7	18
Units acquired by Company	—	(1)	—	(1)
Units closed	(5)	(10)	(11)	(16)
End of period	1,533	1,525	1,533	1,525
Total restaurants, end of period	1,693	1,690	1,693	1,690

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

Note 2.     Summary of Significant Accounting Policies

Accounting Standards to be Adopted

Discontinued Operations

ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"

In April 2014, the FASB issued ASU 2014-08, which raises the threshold for a disposal to qualify as a discontinued operation and modifies the related disclosure requirements. Under the new guidance, only disposals resulting in a strategic shift that will have a major effect on an entity's operations and financial results will be reported as discontinued operations. ASU 2014-08 also removes the requirement that an entity not have any significant continuing involvement in the operations of the component after disposal to qualify for reporting of the disposal as a discontinued operation. The guidance is effective for annual and interim periods beginning after December 15, 2014 (our fiscal 2015), with early adoption permitted for any disposal transaction not previously reported. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Revenue Recognition

ASU 2014-09, "Revenue from Contracts with Customers"

In May 2014, the FASB issued ASU 2014-09, which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption, however early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	June 25, 2014	December 25, 2013
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,563	$10,072
Notes receivable from franchisees	1,472	1,800
Vendor receivables	1,155	2,516
Credit card receivables	894	2,162
Other	1,149	1,002
Allowance for doubtful accounts	(235)	(231)
Total current receivables, net	$13,998	$17,321

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$535	$766

Note 4.    Goodwill and Other Intangible Assets

Goodwill had a carrying amount of $31.5 million as of June 25, 2014 and December 25, 2013.

Other intangible assets were comprised of the following:

	June 25, 2014		December 25, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,056	$—	$44,055	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	22,613	21,027	31,248	29,007
Reacquired franchise rights	1,857	532	1,857	354
Intangible assets	$68,652	$21,559	$77,286	$29,361

The $8.6 million decrease in franchise and license agreements primarily resulted from the removal of fully amortized agreements.

Note 5.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
	(In thousands)
(Gains) losses on sales of assets and other, net	$(33)	$(33)	$(41)	$(15)
Restructuring charges and exit costs	45	660	475	776
Impairment charges	28	857	28	857
Operating (gains), losses and other charges, net	$40	$1,484	$462	$1,618

Restructuring Charges and Exit Costs

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
	(In thousands)
Exit costs	$35	$181	$89	$237
Severance and other restructuring charges	10	479	386	539
Total restructuring charges and exit costs	$45	$660	$475	$776

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 25, 2013	$3,149
Exit costs (1)	89
Payments, net of sublease receipts	(574)
Reclassification of certain lease assets and liabilities, net	(10)
Interest accretion	99
Balance, June 25, 2014	2,753
Less current portion included in other current liabilities	1,082
Long-term portion included in other noncurrent liabilities	$1,671

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities are as follows:

(In thousands)
Remainder of 2014	$873
2015	583
2016	295
2017	296
2018	299
Thereafter	986
Total	3,332
Less imputed interest	579
Present value of exit cost liabilities	$2,753

As of both June 25, 2014 and December 25, 2013, we had accrued severance and other restructuring charges of $0.1 million. The balance as of June 25, 2014 is expected to be paid during the next 12 months.

Note 6.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of June 25, 2014:
Deferred compensation plan investments (1)	$8,883	$8,883	$—	$—	market approach
Interest rate swaps (2)	$1,592	—	1,592	—	income approach
Interest rate caps (2)	$0	$—	$0	$—	income approach
Total	$10,475	$8,883	$1,592	$—

Fair value measurements as of December 25, 2013:
Deferred compensation plan investments (1)	$8,168	$8,168	$—	$—	market approach
Interest rate swaps (2)	$3,032	$—	$3,032	$—	income approach
Interest rate caps (2)	$11	$—	$11	$—	income approach
Total	$11,211	$8,168	$3,043	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the participants’ elected investments.

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

(1)
As of December 25, 2013, impaired assets related to an underperforming restaurant were written down to their fair value. Impairment charges of $4.8 million were recognized as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Income during the quarter ended December 25, 2013. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly.

Note 7.     Long-Term Debt

Denny's Corporation and certain of its subsidiaries have a credit facility comprised of a senior secured term loan in an original principal amount of $60 million and a $190 million senior secured revolver (with a $30 million letter of credit sublimit). As of June 25, 2014, we had outstanding term loan borrowings under the credit facility of $56.3 million and outstanding letters of credit under the senior secured revolver of $23.7 million. There were $105.0 million of revolving loans outstanding at June 25, 2014. These balances resulted in availability of $61.3 million under the revolving facility. The weighted-average interest rate under the term loan and on outstanding revolver loans was 2.16% and 2.17% as of June 25, 2014 and December 25, 2013, respectively.

The revolving credit facility includes an accordion feature that would allow us to increase the size of the revolver to $240 million. A commitment fee of 0.35% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate based on the Company's consolidated leverage ratio and was initially set at LIBOR plus 200 basis points. The maturity date for the credit facility is April 24, 2018.

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
The term loan under the credit facility requires amortization of the original term loan balance of 5% per year in the first two years (April 2013 through April 2015), 7.5% in the subsequent two years (April 2015 through April 2017) and 10% in the fifth year (April 2017 through April 2018) with the balance due at maturity. We are required to make certain mandatory prepayments under certain circumstances and have the option to make certain prepayments under the credit facility. The credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type.
During the two quarters ended June 25, 2014, we paid $1.5 million on the term loan under the credit facility.

Interest Rate Hedges
We have entered into interest rate hedges that cap the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applied to $125 million of borrowings from April 14, 2013 through April 13, 2014 and applies to $150 million of borrowings from April 14, 2014 through March 31, 2015.

We also have entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $150 million notional debt obligation from March 31, 2015 through March 31, 2017 and a related $140 million notional debt obligation from April 1, 2017 through March 29, 2018. Under the terms of the swaps, we will pay an average fixed rate of 3.12% on the notional amounts and receive payments from a counterparty based on the 30-day LIBOR rate. As of June 25, 2014, the fair value of the interest rate swaps was $1.6 million, which is recorded as a component of other noncurrent assets on our Condensed Consolidated Balance Sheets. See Note 13 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

We believe that our estimated cash flows from operations for 2014, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 8.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended		Two Quarters Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
	(In thousands)
Pension Plan:
Service cost	$95	$100	$190	$200
Interest cost	771	734	1,550	1,488
Expected return on plan assets	(988)	(1,120)	(1,977)	(2,244)
Amortization of net loss	231	408	462	827
Net periodic benefit cost	$109	$122	$225	$271

Other Defined Benefit Plans:
Interest cost	$31	$28	$62	$56
Amortization of net loss	16	18	31	36
Settlement loss recognized	25	—	25	—
Net periodic benefit cost	$72	$46	$118	$92

We made contributions of $1.3 million and $2.8 million to our qualified pension plan during the two quarters ended June 25, 2014 and June 26, 2013, respectively. We made contributions of $0.2 million and $0.1 million to our other defined benefit plans during the two quarters ended June 25, 2014 and June 26, 2013, respectively. We expect to contribute an additional $1.3 million to our qualified pension plan and an additional $0.2 million to our other defined benefit plans over the remainder of fiscal 2014.

Additional minimum pension liability of $18.4 million and $18.7 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Equity as of June 25, 2014 and December 25, 2013, respectively.

Note 9.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
	(In thousands)
Stock options	$—	$133	$52	$297
Performance share awards	984	811	1,912	1,642
Restricted stock units	196	262	380	442
Total share-based compensation	$1,180	$1,206	$2,344	$2,381

Stock Options

As of June 25, 2014, there was no unrecognized compensation cost related to unvested stock option awards outstanding.

Performance Share Awards

In February 2014, we granted approximately 0.2 million performance shares and related performance-based target cash awards of $2.2 million to certain employees. In April 2014, we granted less than 0.1 million performance shares and related performance-based target cash awards of $0.3 million to additional employees under the same award plan. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair values of $7.65 per share (February 2014) and $6.80 per share (April 2014) and the payout probabilities of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 31, 2014. The performance period is the three year fiscal period beginning December 26, 2013 and ending December 28, 2016. The performance shares and cash awards will vest and be earned (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the total shareholder return of our stock compared to the total shareholder returns of a group of peer companies.

During the two quarters ended June 25, 2014, we made payments of $1.1 million in cash and issued 0.1 million shares of common stock related to performance share awards.

As of June 25, 2014, we had approximately $5.8 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 1.9 years.

Restricted Stock Units for Board Members

During the two quarters ended June 25, 2014, we granted 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $6.56 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the two quarters ended June 25, 2014, less than 0.1 million restricted stock units were converted into shares of common stock. As of June 25, 2014, we had approximately $0.6 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.8 years.

Note 10.     Income Taxes

The provision for income taxes was $7.3 million and $6.1 million for the two quarters ended June 25, 2014 and June 26, 2013, respectively. For the 2014 period, the difference in the overall effective rate from the U.S. Statutory rate was primarily due to two discrete tax items. State job tax credits of $0.5 million were claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of $0.5 million. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to state and foreign taxes, employment tax credits, and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.3 million related to work opportunity credits generated in 2012, which were allowed retroactively during 2013. In addition, state jobs tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity.

Note 11.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculation are summarized below:

	Quarter Ended		Two Quarters Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
	(In thousands, except for per share amounts)
Net income	$8,273	$6,198	$14,704	$13,279

Weighted average shares outstanding - basic	86,781	91,659	87,792	92,004
Effect of dilutive share-based compensation awards	1,603	2,006	1,838	2,077
Weighted average shares outstanding - diluted	88,384	93,665	89,630	94,081

Basic net income per share	$0.10	$0.07	$0.17	$0.14
Diluted net income per share	$0.09	$0.07	$0.16	$0.14

Anti-dilutive share-based compensation awards	606	331	606	331

Note 12.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Income taxes paid, net	$1,640	$1,335
Interest paid	$4,103	$5,010

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,030	$1,590
Execution of capital leases	$757	$2,865
Treasury stock payable	$395	$1,144
Accrued deferred financing costs	$—	$54

Note 13.     Shareholders' Equity

Share Repurchase

Our credit facility permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In April 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our common stock. Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the two quarters ended June 25, 2014, we repurchased 3.6 million shares of our common stock for approximately $24.0 million. This brings the total amount repurchased under this program to 4.4 million shares of our common stock for approximately $29.0 million, leaving 5.6 million shares that can be repurchased as of June 25, 2014. Repurchased shares are included as treasury stock in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 25, 2013	(18,690)	1,848	(16,842)
Amortization of net loss (1)	462	—	462
Net change in fair value of derivatives	—	(1,440)	(1,440)
Income tax (expense) benefit related to items of other comprehensive income	(181)	563	382
Balance as of June 25, 2014	$(18,409)	$971	$(17,438)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the two quarters ended June 25, 2014. See Note 8 for additional details.

Note 14.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through June 25, 2014, no events had occurred that caused us to make payments under the guarantees. There were $6.8 million and $6.1 million of loans outstanding under these programs as of June 25, 2014 and December 25, 2013, respectively. As of June 25, 2014, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.7 million, respectively. As a result of these guarantees, we have recorded liabilities of approximately $0.1 million as of June 25, 2014 and December 25, 2013, which are included as a component of other noncurrent liabilities and deferred credits in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of June 25, 2014 and results of operations for the quarter and two quarters ended June 25, 2014 compared to the quarter and two quarters ended June 26, 2013, respectively. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 25, 2013.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 25, 2014		June 26, 2013		June 25, 2014		June 26, 2013
	(Dollars in thousands)
Revenue:
Company restaurant sales	$81,138	70.8%	$82,841	71.1%	$160,442	70.8%	$163,871	70.9%
Franchise and license revenue	33,476	29.2%	33,730	28.9%	66,092	29.2%	67,190	29.1%
Total operating revenue	114,614	100.0%	116,571	100.0%	226,534	100.0%	231,061	100.0%
Costs of company restaurant sales (a):
Product costs	21,327	26.3%	21,402	25.8%	41,910	26.1%	42,548	26.0%
Payroll and benefits	31,978	39.4%	33,220	40.1%	65,077	40.6%	64,766	39.5%
Occupancy	4,899	6.0%	5,513	6.7%	10,027	6.2%	10,741	6.6%
Other operating expenses	11,443	14.1%	11,316	13.7%	22,808	14.2%	22,516	13.7%
Total costs of company restaurant sales	69,647	85.8%	71,451	86.3%	139,822	87.1%	140,571	85.8%
Costs of franchise and license revenue (a)	10,633	31.8%	11,585	34.3%	21,330	32.3%	22,987	34.2%
General and administrative expenses	14,068	12.3%	14,085	12.1%	28,184	12.4%	29,244	12.7%
Depreciation and amortization	5,281	4.6%	5,352	4.6%	10,519	4.6%	10,576	4.6%
Operating (gains), losses and other charges, net	40	0.0%	1,484	1.3%	462	0.2%	1,618	0.7%
Total operating costs and expenses, net	99,669	87.0%	103,957	89.2%	200,317	88.4%	204,996	88.7%
Operating income	14,945	13.0%	12,614	10.8%	26,217	11.6%	26,065	11.3%
Interest expense, net	2,274	2.0%	2,548	2.2%	4,596	2.0%	5,348	2.3%
Other nonoperating (income) expense, net	(332)	(0.3)%	1,331	1.1%	(432)	(0.2)%	1,332	0.6%
Net income before income taxes	13,003	11.3%	8,735	7.5%	22,053	9.7%	19,385	8.4%
Provision for income taxes	4,730	4.1%	2,537	2.2%	7,349	3.2%	6,106	2.6%
Net income	$8,273	7.2%	$6,198	5.3%	$14,704	6.5%	$13,279	5.7%

Other Data:
Company average unit sales	$511		$505		$1,009		$999
Franchise average unit sales	$366		$359		$722		$708
Company equivalent units (b)	159		164		159		164
Franchise equivalent units (b)	1,534		1,525		1,535		1,525
Company same-store sales increase (decrease) (c)(d)	3.7%		(0.5)%		3.4%		(1.0)%
Domestic franchise same-store sales increase (c)	1.7%		0.7%		1.6%		0.1%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2014 comparable units.

Quarter Ended June 25, 2014 Compared with Quarter Ended June 26, 2013

Unit Activity

	Quarter Ended
	June 25, 2014	June 26, 2013
Company restaurants, beginning of period	161	164
Units opened	—	—
Units acquired from franchisees	—	1
Units closed	(1)	—
End of period	160	165

Franchised and licensed restaurants, beginning of period	1,535	1,525
Units opened	3	11
Units acquired by Company	—	(1)
Units closed	(5)	(10)
End of period	1,533	1,525
Total restaurants, end of period	1,693	1,690

Company Restaurant Operations

During the quarter ended June 25, 2014, we realized a 3.7% increase in company same-store sales. However, company restaurant sales decreased $1.7 million, or 2.1%, primarily resulting from a five equivalent-unit decrease in company-owned restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 85.8% from 86.3%. Product costs increased to 26.3% from 25.8% primarily due to increased commodity costs. Payroll and benefits decreased to 39.4% from 40.1% primarily due to a 0.6% decrease in workers' compensation costs. The decrease in workers' compensation was due to $0.1 million in favorable claims development during the current year period, as compared to $0.5 million in unfavorable claims development in the prior year period. Occupancy costs decreased to 6.0% from 6.7%. The occupancy decrease is primarily related to an increase in the number of capital leases and a decrease in rent caused by certain lease amendments. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	June 25, 2014		June 26, 2013
	(Dollars in thousands)
Utilities	$3,326	4.1%	$3,178	3.8%
Repairs and maintenance	1,473	1.8%	1,524	1.8%
Marketing	2,855	3.5%	3,113	3.8%
Legal	200	0.2%	238	0.3%
Other direct costs	3,589	4.4%	3,263	3.9%
Other operating expenses	$11,443	14.1%	$11,316	13.7%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	June 25, 2014		June 26, 2013
	(Dollars in thousands)
Royalties	$22,125	66.1%	$21,401	63.5%
Initial fees	332	1.0%	450	1.3%
Occupancy revenue	11,019	32.9%	11,879	35.2%
Franchise and license revenue	$33,476	100.0%	$33,730	100.0%

Occupancy costs	8,213	24.6%	8,766	26.0%
Other direct costs	2,420	7.2%	2,819	8.3%
Costs of franchise and license revenue	$10,633	31.8%	$11,585	34.3%

Royalties increased by $0.7 million, or 3.4%, primarily resulting from a nine equivalent unit increase in franchised and licensed units and a 1.7% increase in domestic same-store sales, as compared to the prior year. Initial fees decreased by $0.1 million, or 26.2%, as fewer restaurants were opened by franchisees during the current year period. The decrease in occupancy revenue of $0.9 million, or 7.2%, is primarily the result of lease expirations.

Costs of franchise and license revenue decreased by $1.0 million, or 8.2%. The decrease in occupancy costs of $0.6 million, or 6.3%, is primarily the result of lease expirations. Other direct costs decreased by $0.4 million, or 14.2%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 31.8% for the quarter ended June 25, 2014 from 34.3% for the quarter ended June 26, 2013.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Share-based compensation	$1,180	$1,206
Other general and administrative expenses	12,888	12,879
Total general and administrative expenses	$14,068	$14,085

Depreciation and amortization was comprised of the following:

	Quarter Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Depreciation of property and equipment	$3,853	$3,697
Amortization of capital lease assets	878	873
Amortization of intangible and other assets	550	782
Total depreciation and amortization expense	$5,281	$5,352

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	June 25, 2014	June 26, 2013
	(In thousands)
(Gains) losses on sales of assets and other, net	$(33)	$(33)
Restructuring charges and exit costs	45	660
Impairment charges	28	857
Operating (gains), losses and other charges, net	$40	$1,484

Impairment charges of $0.9 million for the quarter ended June 26, 2013 resulted primarily from the impairment of two units identified as assets held for sale.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Exit costs	$35	$181
Severance and other restructuring charges	10	479
Total restructuring and exit costs	$45	$660

Operating income was $14.9 million for the quarter ended June 25, 2014 compared with $12.6 million for the quarter ended June 26, 2013.

Interest expense, net was comprised of the following:

	Quarter Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Interest on credit facilities	$891	$1,018
Interest on capital lease liabilities	797	909
Letters of credit and other fees	341	342
Other interest income	(19)	(20)
Total cash interest	2,010	2,249
Amortization of deferred financing costs	121	123
Interest accretion on other liabilities	143	176
Total interest expense, net	$2,274	$2,548

The decrease in interest expense resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility.

Other nonoperating income, net was $0.3 million for the quarter ended June 25, 2014 compared with other nonoperating expense of $1.3 million for the quarter ended June 26, 2013. The amount for the 2013 period was primarily the result of $1.2 million of expenses and write-offs of deferred financing costs incurred related to our 2013 debt refinancing.

The provision for income taxes was $4.7 million for the quarter ended June 25, 2014 compared to $2.5 million for the quarter ended June 26, 2013. For the 2014 period, the difference in the overall effective rate from the U.S. Statutory rate was primarily due to a discrete tax item. State job tax credits of $0.2 million were claimed during the 2014 period resulting from the prior year's hiring activity. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to state and foreign taxes, employment tax credits, and discrete tax items. State jobs tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity.

Net income was $8.3 million for the quarter ended June 25, 2014 compared with $6.2 million for the quarter ended June 26, 2013.

Two Quarters Ended June 25, 2014 Compared with Two Quarters Ended June 26, 2013

Unit Activity

	Two Quarters Ended
	June 25, 2014	June 26, 2013
Company restaurants, beginning of period	163	164
Units opened	—	—
Units acquired from franchisees	—	1
Units closed	(3)	—
End of period	160	165

Franchised and licensed restaurants, beginning of period	1,537	1,524
Units opened	7	18
Units acquired by Company	—	(1)
Units closed	(11)	(16)
End of period	1,533	1,525
Total restaurants, end of period	1,693	1,690

Company Restaurant Operations

During the two quarters ended June 25, 2014, we realized a 3.4% increase in company same-store sales. However, company restaurant sales decreased $3.4 million, or 2.1%, primarily resulting from a five equivalent-unit decrease in company restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 87.1% from 85.8%. Product costs increased slightly to 26.1% from 26.0%. Payroll and benefits increased to 40.6% from 39.5% primarily due to a 0.4 percentage point increase in group insurance, a 0.3 percentage point increase in workers' compensation costs and a 0.3 percentage point increase in incentive compensation costs. The increase in group insurance relates to the costs of implementing the Affordable Care Act during the current year period. The workers' compensation increase was due to $0.4 million in unfavorable claims development during the current year period. The incentive compensation increase is primarily due to increased same-store sales performance. Occupancy costs decreased to 6.2% from 6.6%. The occupancy decrease is primarily related to an increase in the number of capital leases and a decrease in rent caused by certain lease amendments. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Two Quarters Ended
	June 25, 2014		June 26, 2013
	(Dollars in thousands)
Utilities	$6,657	4.1%	$6,305	3.8%
Repairs and maintenance	2,932	1.8%	2,873	1.8%
Marketing	5,862	3.7%	6,129	3.7%
Legal	254	0.2%	514	0.3%
Other direct costs	7,103	4.4%	6,695	4.1%
Other operating expenses	$22,808	14.2%	$22,516	13.7%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Two Quarters Ended
	June 25, 2014		June 26, 2013
	(Dollars in thousands)
Royalties	$43,606	66.0%	$42,428	63.1%
Initial fees	449	0.7%	730	1.1%
Occupancy revenue	22,037	33.3%	24,032	35.8%
Franchise and license revenue	$66,092	100.0%	$67,190	100.0%

Occupancy costs	16,481	25.0%	17,619	26.2%
Other direct costs	4,849	7.3%	5,368	8.0%
Costs of franchise and license revenue	$21,330	32.3%	$22,987	34.2%

Royalties increased by $1.2 million, or 2.8%, primarily resulting from a ten equivalent unit increase in franchised and licensed units and a 1.6% increase in domestic same-store sales, as compared to the prior year. Initial fees decreased by $0.3 million, or 38.5%, as fewer restaurants were opened by franchisees during the current year period. The decrease in occupancy revenue of $2.0 million, or 8.3%, is primarily the result of lease expirations.

Costs of franchise and license revenue decreased by $1.7 million, or 7.2%. The decrease in occupancy costs of $1.1 million, or 6.5%, is primarily the result of lease expirations. Other direct costs decreased by $0.5 million, or 9.7%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 32.3% for the two quarters ended June 25, 2014 from 34.2% for the two quarters ended June 26, 2013.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Two Quarters Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Share-based compensation	$2,344	$2,381
Other general and administrative expenses	25,840	26,863
Total general and administrative expenses	$28,184	$29,244

The $1.1 million decrease in general and administrative expenses is primarily the result of reductions in payroll and relocation costs.

Depreciation and amortization was comprised of the following:

	Two Quarters Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Depreciation of property and equipment	$7,670	$7,390
Amortization of capital lease assets	1,766	1,671
Amortization of intangible and other assets	1,083	1,515
Total depreciation and amortization expense	$10,519	$10,576

Operating (gains), losses and other charges, net were comprised of the following:

	Two Quarters Ended
	June 25, 2014	June 26, 2013
	(In thousands)
(Gains) losses on sales of assets and other, net	$(41)	$(15)
Restructuring charges and exit costs	475	776
Impairment charges	28	857
Operating (gains), losses and other charges, net	$462	$1,618

Impairment charges of $0.9 million for the two quarters ended June 26, 2013 resulted primarily from the impairment of two units identified as assets held for sale.

Restructuring charges and exit costs were comprised of the following:

	Two Quarters Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Exit costs	$89	$237
Severance and other restructuring charges	386	539
Total restructuring and exit costs	$475	$776

Operating income was $26.2 million for the two quarters ended June 25, 2014 and $26.1 million for the two quarters ended June 26, 2013.

Interest expense, net was comprised of the following:

	Two Quarters Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Interest on credit facilities	$1,731	$2,287
Interest on capital lease liabilities	1,677	1,809
Letters of credit and other fees	694	679
Other interest income	(40)	(41)
Total cash interest	4,062	4,734
Amortization of deferred financing costs	242	256
Interest accretion on other liabilities	292	358
Total interest expense, net	$4,596	$5,348

The decrease in interest expense primarily resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility.

Other nonoperating income, net was $0.4 million for the two quarters ended June 25, 2014 compared with other nonoperating expense of $1.3 million for the two quarters ended June 26, 2013. The amount for the 2013 period was primarily the result of $1.2 million of expenses and write-offs of deferred financing costs incurred related to our 2013 debt refinancing.

The provision for income taxes was $7.3 million for the two quarters ended June 25, 2014 compared to $6.1 million for the two quarters ended June 26, 2013. For the 2014 period, the difference in the overall effective rate from the U.S. Statutory rate was primarily due to two discrete tax items. State job tax credits of $0.5 million were claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of $0.5 million. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. For the 2013 period, the difference in the overall effective rate from the U.S. Statutory rate was due to state and foreign taxes, employment tax credits, and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.3 million related to work opportunity credits generated in 2012, which were allowed retroactively. In addition, state job tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity.

Net income was $14.7 million for the two quarters ended June 25, 2014 compared with $13.3 million for the two quarters ended June 26, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Net cash provided by operating activities	$29,932	$24,322
Net cash used in investing activities	(12,963)	(6,872)
Net cash used in financing activities	(18,691)	(29,004)
Decrease in cash and cash equivalents	$(1,722)	$(11,554)

We believe that our estimated cash flows from operations for 2014, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $13.0 million for the two quarters ended June 25, 2014. These cash flows include capital expenditures of $13.5 million and issuances of notes receivable of $0.7 million, partially offset by $1.2 million in collections of notes receivable. Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 25, 2014	June 26, 2013
	(In thousands)
Facilities	$2,907	$2,433
New construction	48	523
Remodeling	8,686	1,666
Information technology	199	344
Other	1,686	421
Capital expenditures	$13,526	$5,387

Capital expenditures for fiscal 2014 are expected to be approximately $20-$22 million, including approximately 40 remodels anticipated to be completed at company restaurants.

Cash flows used in financing activities were $18.7 million for the two quarters ended June 25, 2014, which included stock repurchases of $23.8 million, partially offset by a net increase in long-term debt of $6.2 million.

Our working capital deficit was $21.5 million at June 25, 2014 compared with $20.3 million at December 25, 2013. The increase in working capital deficit is primarily related to the timing of payments impacting prepaid and payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of June 25, 2014, we had outstanding term loan borrowings under the credit facility of $56.3 million and outstanding letters of credit under the senior secured revolver of $23.7 million. There were $105.0 million in revolving loans outstanding at June 25, 2014. These balances resulted in availability of $61.3 million under the revolving facility. The weighted-average interest rate under the term loan and on outstanding revolver loans as of June 25, 2014 was 2.16%.

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
The term loan under the credit facility requires amortization of 5% per year in the first two years (April 2013 through April 2015), 7.5% in the subsequent two years (April 2015 through April 2017) and 10% in the fifth year (April 2017 through April 2018) with the balance due at maturity. We are required to make certain mandatory prepayments under certain circumstances and have the option to make certain prepayments under the credit facility. The credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type.
Interest Rate Hedges

We have entered into interest rate hedges that cap the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applied to $125 million of borrowings from April 14, 2013 through April 13, 2014 and applies to $150 million of borrowings from April 14, 2014 through March 31, 2015.

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

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of June 25, 2014, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum. Through March 31, 2015, up to $150 million of the term loan borrowing has a 200 basis point LIBOR point cap.

Based on the levels of borrowings under the credit facility at June 25, 2014, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.6 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at June 25, 2014, taking into consideration the interest rate cap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended June 25, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
March 27, 2014 - April 23, 2014	905	$6.42	905	6,956
April 24, 2014 - May 21, 2014	700	6.57	700	6,256
May 22, 2014 - June 25, 2014	682	6.51	682	5,574
Total	2,287	$6.47	2,287

(1)	Average price paid per share excludes commissions.

(2)
On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our common stock. Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 25, 2014, we purchased 2,286,964 shares of common stock for an aggregate consideration of approximately $14.9 million, pursuant to the share repurchase program.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENNY'S CORPORATION

Date:	July 28, 2014	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	July 28, 2014	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller