Form 10-Q
period 2014-09-24
DENNYS CORP
filed 2014-10-27
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 24, 2014

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

Yes  ☐   No  ☑

 As of October 23, 2014, 84,727,048 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 24, 2014	December 25, 2013
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,450	$2,943
Receivables	14,759	17,321
Inventories	2,743	2,881
Current deferred tax asset	22,021	23,264
Prepaid and other current assets	6,329	7,417
Total current assets	47,302	53,826
Property, net of accumulated depreciation of $253,252 and $255,966, respectively	109,268	105,620
Goodwill	31,451	31,451
Intangible assets, net	46,683	47,925
Deferred financing costs, net	1,734	2,097
Noncurrent deferred tax asset	21,604	28,290
Other noncurrent assets	26,237	26,568
Total assets	$284,279	$295,777

Liabilities
Current liabilities:
Current maturities of long-term debt	$3,750	$3,000
Current maturities of capital lease obligations	3,802	4,150
Accounts payable	16,408	14,237
Other current liabilities	50,220	52,698
Total current liabilities	74,180	74,085
Long-term liabilities:
Long-term debt, less current maturities	148,750	150,000
Capital lease obligations, less current maturities	15,422	15,923
Liability for insurance claims, less current portion	17,748	18,249
Other noncurrent liabilities and deferred credits	25,752	29,089
Total long-term liabilities	207,672	213,261
Total liabilities	281,852	287,346

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; September 24, 2014: 105,498 shares issued and 84,845 shares outstanding; December 25, 2013: 105,014 shares issued and 89,232 shares outstanding	$1,055	$1,050
Paid-in capital	570,705	567,505
Deficit	(447,899)	(470,946)
Accumulated other comprehensive loss, net of tax	(17,138)	(16,842)
Shareholders’ equity before treasury stock	106,723	80,767
Treasury stock, at cost, 20,653 and 15,782 shares, respectively	(104,296)	(72,336)
Total shareholders' equity	2,427	8,431
Total liabilities and shareholders' equity	$284,279	$295,777
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$82,827	$83,371	$243,269	$247,242
Franchise and license revenue	34,205	33,904	100,297	101,094
Total operating revenue	117,032	117,275	343,566	348,336
Costs of company restaurant sales:
Product costs	21,364	21,722	63,274	64,270
Payroll and benefits	32,507	33,746	97,584	98,512
Occupancy	5,418	5,598	15,445	16,339
Other operating expenses	12,514	12,022	35,322	34,538
Total costs of company restaurant sales	71,803	73,088	211,625	213,659
Costs of franchise and license revenue	11,309	11,599	32,639	34,586
General and administrative expenses	13,439	13,704	41,623	42,948
Depreciation and amortization	5,185	5,198	15,704	15,774
Operating (gains), losses and other charges, net	587	161	1,049	1,779
Total operating costs and expenses, net	102,323	103,750	302,640	308,746
Operating income	14,709	13,525	40,926	39,590
Interest expense, net	2,284	2,452	6,880	7,800
Other nonoperating (income) expense, net	(33)	(276)	(465)	1,056
Net income before income taxes	12,458	11,349	34,511	30,734
Provision for income taxes	4,115	4,318	11,464	10,424
Net income	$8,343	$7,031	$23,047	$20,310

Basic net income per share	$0.10	$0.08	$0.27	$0.22
Diluted net income per share	$0.10	$0.08	$0.26	$0.22

Basic weighted average shares outstanding	85,061	90,035	86,882	91,348
Diluted weighted average shares outstanding	86,983	91,967	88,844	93,377

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
	(In thousands)
Net income	$8,343	$7,031	$23,047	$20,310
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax expense of $90, $162, $271 and $487	141	251	422	752
Recognition of unrealized gain (loss) on hedge transaction, net of tax expense (benefit) of $103, $(459), $(460) and $1,063	159	(708)	(718)	1,640
Other comprehensive income (loss)	300	(457)	(296)	2,392
Total comprehensive income	$8,643	$6,574	$22,751	$22,702

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	(Deficit)	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 25, 2013	105,014	$1,050	(15,782)	$(72,336)	$567,505	$(470,946)	$(16,842)	$8,431
Net income	—	—	—	—	—	23,047	—	23,047
Other comprehensive loss	—	—	—	—	—	—	(296)	(296)
Share-based compensation on equity classified awards	—	—	—	—	1,608	—	—	1,608
Purchase of treasury stock	—	—	(4,871)	(31,960)	—	—	—	(31,960)
Issuance of common stock for share-based compensation	151	2	—	—	(2)	—	—	—
Exercise of common stock options	333	3	—	—	967	—	—	970
Tax benefit from share-based compensation	—	—	—	—	627	—	—	627
Balance, September 24, 2014	105,498	$1,055	(20,653)	$(104,296)	$570,705	$(447,899)	$(17,138)	$2,427

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$23,047	$20,310
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	15,704	15,774
Operating (gains), losses and other charges, net	1,049	1,779
Amortization of deferred financing costs	362	376
(Gain) loss on early extinguishments of debt	(54)	1,798
Loss on change in the fair value of interest rate caps	11	28
Deferred income tax expense	8,118	8,241
Share-based compensation	2,993	3,434
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	2,325	3,519
Inventories	138	—
Other current assets	1,089	2,291
Other assets	(1,668)	(1,399)
Increase (decrease) in liabilities:
Accounts payable	1,797	(3,461)
Accrued salaries and vacations	(620)	(3,089)
Accrued taxes	1,753	1,823
Other accrued liabilities	(5,437)	(4,015)
Other noncurrent liabilities and deferred credits	(2,366)	(2,693)
Net cash flows provided by operating activities	48,241	44,716
Cash flows from investing activities:
Capital expenditures	(17,880)	(9,461)
Acquisition of restaurant and real estate	—	(3,980)
Proceeds from disposition of property	61	1,591
Collections on notes receivable	1,788	3,653
Issuance of notes receivable	(1,167)	(1,232)
Net cash flows used in investing activities	(17,198)	(9,429)
Cash flows from financing activities:
Net revolver borrowings under new credit agreement	1,750	97,000
Term loan borrowings under new credit agreement	—	60,000
Long-term debt payments	(5,340)	(174,820)
Proceeds from exercise of stock options	970	2,077
Tax withholding on share-based payments	(419)	(464)
Tax benefit (expense) for share-based compensation	627	(204)
Debt transaction costs	—	(366)
Deferred financing costs	—	(1,372)
Purchase of treasury stock	(32,073)	(21,952)
Net bank overdrafts	1,949	(2,421)
Net cash flows used in financing activities	(32,536)	(42,522)
Decrease in cash and cash equivalents	(1,493)	(7,235)
Cash and cash equivalents at beginning of period	2,943	13,565
Cash and cash equivalents at end of period	$1,450	$6,330

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. At September 24, 2014, the Denny's brand consisted of 1,689 restaurants, 1,529 of which were franchised/licensed restaurants and 160 of which were company operated.

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

Revenue Recognition

ASU 2014-09, "Revenue from Contracts with Customers"

In May 2014, the FASB issued ASU 2014-09, which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 (our fiscal 2017). The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption, however early adoption is not permitted. We are currently evaluating the adoption methods and the impact the adoption of this guidance will have on our consolidated financial statements.

Going Concern

ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern"

In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016 (our fiscal 2017) with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	September 24, 2014	December 25, 2013
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,886	$10,072
Notes receivable from franchisees	1,563	1,800
Vendor receivables	1,141	2,516
Credit card receivables	1,004	2,162
Other	1,454	1,002
Allowance for doubtful accounts	(289)	(231)
Total current receivables, net	$14,759	$17,321

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$382	$766

Note 4.    Goodwill and Other Intangible Assets

Goodwill had a carrying value of $31.5 million as of September 24, 2014 and December 25, 2013.

Other intangible assets were comprised of the following:

	September 24, 2014		December 25, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,061	$—	$44,055	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	22,406	21,146	31,248	29,007
Reacquired franchise rights	1,857	621	1,857	354
Intangible assets	$68,450	$21,767	$77,286	$29,361

The $8.8 million decrease in franchise and license agreements primarily resulted from the removal of fully amortized agreements.

Note 5.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
	(In thousands)
(Gains) losses on sales of assets and other, net	$(33)	$(68)	$(74)	$(83)
Restructuring charges and exit costs	300	229	775	1,005
Impairment charges	320	—	348	857
Operating (gains), losses and other charges, net	$587	$161	$1,049	$1,779

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
	(In thousands)
Exit costs	$291	$198	$380	$435
Severance and other restructuring charges	9	31	395	570
Total restructuring charges and exit costs	$300	$229	$775	$1,005

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 25, 2013	$3,149
Exit costs (1)	380
Payments, net of sublease receipts	(1,050)
Reclassification of certain lease assets and liabilities, net	(95)
Interest accretion	141
Balance, September 24, 2014	2,525
Less current portion included in other current liabilities	914
Long-term portion included in other noncurrent liabilities	$1,611

(1)	Included as a component of operating (gains), losses and other charges, net.

Impairment charges of $0.3 million for the three quarters ended September 24, 2014 resulted primarily from the impairment of an underperforming unit. Impairment charges of $0.9 million for the three quarters ended September 25, 2013 resulted primarily from the impairment of two units identified as assets held for sale.

Note 6.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of September 24, 2014:
Deferred compensation plan investments (1)	$8,880	$8,880	$—	$—	market approach
Interest rate swaps (2)	1,854	—	1,854	—	income approach
Interest rate caps (2)	0	—	0	—	income approach
Total	$10,734	$8,880	$1,854	$—

Fair value measurements as of December 25, 2013:
Deferred compensation plan investments (1)	$8,168	$8,168	$—	$—	market approach
Interest rate swaps (2)	3,032	—	3,032	—	income approach
Interest rate caps (2)	11	—	11	—	income approach
Total	$11,211	$8,168	$3,043	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the participants’ elected investments.

(2)
The fair values of our interest rate swaps and interest rate caps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 7 for details on the interest rate swaps and interest rate caps.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges	Valuation Technique

Fair value measurements as of September 24, 2014:
Assets held and used (1)	$—	$320	income approach

Fair value measurements as of December 25, 2013:
Assets held and used (1)	$1,198	$4,795	income approach

(1)
As of both September 24, 2014 and December 25, 2013, impaired assets related to an underperforming restaurant were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly.

Note 7.     Long-Term Debt

Denny's Corporation and certain of its subsidiaries have a credit facility comprised of a senior secured term loan in an original principal amount of $60 million and a $190 million senior secured revolver (with a $30 million letter of credit sublimit). As of September 24, 2014, we had outstanding term loan borrowings under the credit facility of $55.5 million and outstanding letters of credit under the senior secured revolver of $25.7 million. There were $97.0 million of revolving loans outstanding at September 24, 2014. These balances resulted in availability of $67.3 million under the revolving facility. The weighted-average interest rate under the term loan and on outstanding revolver loans was 2.16% and 2.17% as of September 24, 2014 and December 25, 2013, respectively.

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
During the three quarters ended September 24, 2014, we paid $2.3 million on the term loan under the credit facility.

Interest Rate Hedges
We have entered into interest rate hedges that cap the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applied to $125 million of borrowings from April 14, 2013 through April 13, 2014 and applies to $150 million of borrowings from April 14, 2014 through March 31, 2015.

We also have entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $150 million notional debt obligation from March 31, 2015 through March 31, 2017 and a related $140 million notional debt obligation from April 1, 2017 through March 29, 2018. Under the terms of the swaps, we will pay an average fixed rate of 3.12% on the notional amounts and receive payments from a counterparty based on the 30-day LIBOR rate. As of September 24, 2014, the fair value of the interest rate swaps was $1.9 million, which is recorded as a component of other noncurrent assets on our Condensed Consolidated Balance Sheets. See Note 13 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

We believe that our estimated cash flows from operations for 2014, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 8.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended		Three Quarters Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
	(In thousands)
Pension Plan:
Service cost	$95	$100	$285	$300
Interest cost	775	745	2,325	2,233
Expected return on plan assets	(988)	(1,122)	(2,965)	(3,366)
Amortization of net loss	231	413	693	1,240
Net periodic benefit cost	$113	$136	$338	$407

Other Defined Benefit Plans:
Interest cost	$31	$28	$93	$84
Amortization of net loss	15	17	46	53
Settlement loss recognized	33	—	58	—
Net periodic benefit cost	$79	$45	$197	$137

We made contributions of $2.5 million and $2.8 million to our qualified pension plan during the three quarters ended September 24, 2014 and September 25, 2013, respectively. We made contributions of $0.4 million and $0.1 million to our other defined benefit plans during the three quarters ended September 24, 2014 and September 25, 2013, respectively. We expect to contribute less than $0.1 million to our other defined benefit plans over the remainder of fiscal 2014.

Additional minimum pension liability of $18.3 million and $18.7 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Equity as of September 24, 2014 and December 25, 2013, respectively.

On September 17, 2014, our Board of Directors approved the termination of the Advantica Pension Plan as of December 31, 2014, effective upon confirmation of compliance with any requirements under the terms of our credit facility. See Note 15. We currently expect that termination of such plan will be completed by the end of fiscal 2015 or early 2016. Settlement gain or loss, if any, resulting from the termination will be recognized at that time. During fiscal 2015 or early 2016, we will be required to make contributions to the Advantica Pension Plan as a result of the termination, dependent upon market conditions and participant elections. We currently expect that these contributions will be between $5 million and $7 million.

Note 9.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
	(In thousands)
Stock options	$—	$136	$52	$433
Performance share awards	446	735	2,358	2,377
Restricted stock units for board members	203	182	583	624
Total share-based compensation	$649	$1,053	$2,993	$3,434

Stock Options

As of September 24, 2014, there was no unrecognized compensation cost related to unvested stock option awards outstanding.

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

During the three quarters ended September 24, 2014, we made payments of $1.1 million in cash and issued 0.1 million shares of common stock related to performance share awards.

As of September 24, 2014, we had approximately $4.6 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 1.8 years.

Restricted Stock Units for Board Members

During the three quarters ended September 24, 2014, we granted 0.1 million restricted stock units (which are equity classified) with a weighted average grant date fair value of $6.56 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the three quarters ended September 24, 2014, less than 0.1 million restricted stock units were converted into shares of common stock. As of September 24, 2014, we had approximately $0.4 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.6 years.

Note 10.     Income Taxes

The provision for income taxes was $11.5 million and $10.4 million for the three quarters ended September 24, 2014 and September 25, 2013, respectively. For the 2014 period, the difference in the overall effective rate from the U.S. Statutory rate was primarily due to the generation of employment tax credits and two discrete tax items. State job tax credits of $0.3 million were claimed during 2014 for current year’s hiring activity. State job tax credits of $0.5 million were also claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of $0.5 million. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends.

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

Note 11.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculation are summarized below:

	Quarter Ended		Three Quarters Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
	(In thousands, except for per share amounts)
Net income	$8,343	$7,031	$23,047	$20,310

Weighted average shares outstanding - basic	85,061	90,035	86,882	91,348
Effect of dilutive share-based compensation awards	1,922	1,932	1,962	2,029
Weighted average shares outstanding - diluted	86,983	91,967	88,844	93,377

Basic net income per share	$0.10	$0.08	$0.27	$0.22
Diluted net income per share	$0.10	$0.08	$0.26	$0.22

Anti-dilutive share-based compensation awards	252	331	549	331

Note 12.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Income taxes paid, net	$3,070	$1,831
Interest paid	$6,145	$7,121

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$1,030	$1,590
Execution of capital leases	$2,489	$4,038
Treasury stock payable	$108	$186

Note 13.     Shareholders' Equity

Share Repurchase

Our credit facility permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In April 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our common stock (in addition to prior authorizations). Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the three quarters ended September 24, 2014, we repurchased 4.9 million shares of our common stock for approximately $32.0 million. This brings the total amount repurchased under this program to 5.7 million shares of our common stock for approximately $37.0 million, leaving 4.3 million shares that can be repurchased as of September 24, 2014. Repurchased shares are included as treasury stock in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 25, 2013	$(18,690)	$1,848	$(16,842)
Amortization of net loss (1)	693	—	693
Net change in fair value of derivatives	—	(1,178)	(1,178)
Income tax (expense) benefit related to items of other comprehensive income	(271)	460	189
Balance as of September 24, 2014	$(18,268)	$1,130	$(17,138)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the three quarters ended September 24, 2014. See Note 8 for additional details.

Note 14.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through September 24, 2014, no events had occurred that caused us to make payments under the guarantees. There were $10.1 million and $6.1 million of loans outstanding under these programs as of September 24, 2014 and December 25, 2013, respectively. As of September 24, 2014, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.7 million, respectively. As a result of these guarantees, we have recorded liabilities of approximately $0.1 million as of September 24, 2014 and December 25, 2013, which are included as a component of other noncurrent liabilities and deferred credits in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.
Note 15.     Subsequent Events

On October 14, 2014, we amended our credit facility to permit the planned termination of the Advantica Pension Plan and to modify certain financial covenants in connection therewith. See Note 8.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of September 24, 2014 and results of operations for the quarter and three quarters ended September 24, 2014 compared to the quarter and three quarters ended September 25, 2013, respectively. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 25, 2013.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 24, 2014		September 25, 2013		September 24, 2014		September 25, 2013
	(Dollars in thousands)
Revenue:
Company restaurant sales	$82,827	70.8%	$83,371	71.1%	$243,269	70.8%	$247,242	71.0%
Franchise and license revenue	34,205	29.2%	33,904	28.9%	100,297	29.2%	101,094	29.0%
Total operating revenue	117,032	100.0%	117,275	100.0%	343,566	100.0%	348,336	100.0%
Costs of company restaurant sales (a):
Product costs	21,364	25.8%	21,722	26.1%	63,274	26.0%	64,270	26.0%
Payroll and benefits	32,507	39.2%	33,746	40.5%	97,584	40.1%	98,512	39.8%
Occupancy	5,418	6.5%	5,598	6.7%	15,445	6.3%	16,339	6.6%
Other operating expenses	12,514	15.1%	12,022	14.4%	35,322	14.5%	34,538	14.0%
Total costs of company restaurant sales	71,803	86.7%	73,088	87.7%	211,625	87.0%	213,659	86.4%
Costs of franchise and license revenue (a)	11,309	33.1%	11,599	34.2%	32,639	32.5%	34,586	34.2%
General and administrative expenses	13,439	11.5%	13,704	11.7%	41,623	12.1%	42,948	12.3%
Depreciation and amortization	5,185	4.4%	5,198	4.4%	15,704	4.6%	15,774	4.5%
Operating (gains), losses and other charges, net	587	0.5%	161	0.1%	1,049	0.3%	1,779	0.5%
Total operating costs and expenses, net	102,323	87.4%	103,750	88.5%	302,640	88.1%	308,746	88.6%
Operating income	14,709	12.6%	13,525	11.5%	40,926	11.9%	39,590	11.4%
Interest expense, net	2,284	2.0%	2,452	2.1%	6,880	2.0%	7,800	2.2%
Other nonoperating (income) expense, net	(33)	0.0%	(276)	(0.2)%	(465)	(0.1)%	1,056	0.3%
Net income before income taxes	12,458	10.6%	11,349	9.7%	34,511	10.0%	30,734	8.8%
Provision for income taxes	4,115	3.5%	4,318	3.7%	11,464	3.3%	10,424	3.0%
Net income	$8,343	7.1%	$7,031	6.0%	$23,047	6.7%	$20,310	5.8%

Other Data:
Company average unit sales	$519		$510		$1,528		$1,509
Franchise average unit sales	$375		$365		$1,097		$1,073
Company equivalent units (b)	159		163		159		164
Franchise equivalent units (b)	1,532		1,520		1,534		1,524
Company same-store sales increase (decrease) (c)(d)	4.1%		0.7%		3.7%		(0.4)%
Domestic franchise same-store sales increase (c)(d)	2.1%		1.3%		1.8%		0.5%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2014 comparable units.

Quarter Ended September 24, 2014 Compared with Quarter Ended September 25, 2013

Unit Activity

	Quarter Ended
	September 24, 2014	September 25, 2013
Company restaurants, beginning of period	160	165
Units opened	—	—
Units acquired from franchisees	—	1
Units sold to franchisees	—	(2)
Units closed	—	—
End of period	160	164

Franchised and licensed restaurants, beginning of period	1,533	1,525
Units opened	9	9
Units purchased from Company	—	2
Units acquired by Company	—	(1)
Units closed	(13)	(13)
End of period	1,529	1,522
Total restaurants, end of period	1,689	1,686

Company Restaurant Operations

During the quarter ended September 24, 2014, we realized a 4.1% increase in company same-store sales. However, company restaurant sales decreased $0.5 million, or 0.7%, primarily resulting from a four equivalent-unit decrease in company-owned restaurants, which includes the temporary closure of our highest volume restaurant in Las Vegas, Nevada and temporary closures for remodeling restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 86.7% from 87.7%. Product costs decreased to 25.8% from 26.1% primarily due to the leveraging effect of higher sales. Payroll and benefits decreased to 39.2% from 40.5% primarily due to a 1.2 percentage point decrease in workers' compensation costs. The current year period included $0.4 million in unfavorable workers' compensation claims development, as compared to $1.5 million in unfavorable claims development in the prior year period. Occupancy costs decreased to 6.5% from 6.7%. The occupancy decrease is primarily related to an increase in the number of capital leases and a decrease in rent caused by certain lease amendments. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	September 24, 2014		September 25, 2013
	(Dollars in thousands)
Utilities	$3,728	4.5%	$3,592	4.3%
Repairs and maintenance	1,496	1.8%	1,550	1.9%
Marketing	3,141	3.8%	3,116	3.7%
Legal	454	0.5%	157	0.2%
Other direct costs	3,695	4.5%	3,607	4.3%
Other operating expenses	$12,514	15.1%	$12,022	14.4%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	September 24, 2014		September 25, 2013
	(Dollars in thousands)
Royalties	$22,705	66.4%	$21,777	64.2%
Initial fees	391	1.1%	434	1.3%
Occupancy revenue	11,109	32.5%	11,693	34.5%
Franchise and license revenue	$34,205	100.0%	$33,904	100.0%

Occupancy costs	8,292	24.3%	8,616	25.4%
Other direct costs	3,017	8.8%	2,983	8.8%
Costs of franchise and license revenue	$11,309	33.1%	$11,599	34.2%

Royalties increased by $0.9 million, or 4.3%, primarily resulting from a 2.1% increase in domestic same-store sales and a twelve equivalent unit increase in franchised and licensed units, as compared to the prior year. Initial fees decreased by less than $0.1 million, or 9.9%. The decrease in occupancy revenue of $0.6 million, or 5.0%, is primarily the result of lease expirations.

Costs of franchise and license revenue decreased by $0.3 million, or 2.5%. The decrease in occupancy costs of $0.3 million, or 3.8%, is primarily the result of lease expirations. Other direct costs increased by less than $0.1 million, or 1.1%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 33.1% for the quarter ended September 24, 2014 from 34.2% for the quarter ended September 25, 2013.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Share-based compensation	$649	$1,053
Other general and administrative expenses	12,790	12,651
Total general and administrative expenses	$13,439	$13,704

The $0.4 million decrease in share-based compensation is primarily related to forfeitures resulting from the departure of our former Chief Brand Officer.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Depreciation of property and equipment	$3,870	$3,595
Amortization of capital lease assets	833	884
Amortization of intangible and other assets	482	719
Total depreciation and amortization expense	$5,185	$5,198

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Gains on sales of assets and other, net	$(33)	$(68)
Restructuring charges and exit costs	300	229
Impairment charges	320	—
Operating (gains), losses and other charges, net	$587	$161

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Exit costs	$291	$198
Severance and other restructuring charges	9	31
Total restructuring and exit costs	$300	$229

Impairment charges of $0.3 million for the quarter ended September 24, 2014 resulted primarily from the impairment of an underperforming unit.

Operating income was $14.7 million for the quarter ended September 24, 2014 compared with $13.5 million for the quarter ended September 25, 2013.

Interest expense, net was comprised of the following:

	Quarter Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Interest on credit facilities	$892	$910
Interest on capital lease liabilities	828	907
Letters of credit and other fees	329	359
Interest income	(21)	(20)
Total cash interest	2,028	2,156
Amortization of deferred financing costs	120	120
Interest accretion on other liabilities	136	176
Total interest expense, net	$2,284	$2,452

The decrease in interest expense resulted primarily from the expiration of capital leases.

Other nonoperating income, net was less than $0.1 million for the quarter ended September 24, 2014 compared with other nonoperating income, net of $0.3 million for the quarter ended September 25, 2013.

The provision for income taxes was $4.1 million for the quarter ended September 24, 2014 compared to $4.3 million for the quarter ended September 25, 2013. For the 2014 period, the difference in the overall effective rate from the U.S. Statutory rate was primarily due to the generation of employment tax credits. State job tax credits of $0.3 million were claimed during 2014 for current year’s hiring activity. For the 2013 period, a valuation allowance of $0.5 million was recorded against certain state jobs tax credits related to changes in California law enacted during the period. The provision for income taxes for the third quarter of 2013 was determined using our effective rate estimated for the entire fiscal year.

Net income was $8.3 million for the quarter ended September 24, 2014 compared with $7.0 million for the quarter ended September 25, 2013.

Three Quarters Ended September 24, 2014 Compared with Three Quarters Ended September 25, 2013

Unit Activity

	Three Quarters Ended
	September 24, 2014	September 25, 2013
Company restaurants, beginning of period	163	164
Units opened	—	—
Units acquired from franchisees	—	2
Units sold to franchisees	—	(2)
Units closed	(3)	—
End of period	160	164

Franchised and licensed restaurants, beginning of period	1,537	1,524
Units opened	16	27
Units purchased from Company	—	2
Units acquired by Company	—	(2)
Units closed	(24)	(29)
End of period	1,529	1,522
Total restaurants, end of period	1,689	1,686

Company Restaurant Operations

During the three quarters ended September 24, 2014, we realized a 3.7% increase in company same-store sales. However, company restaurant sales decreased $4.0 million, or 1.6%, primarily resulting from a five equivalent-unit decrease in company restaurants, which includes the temporary closure of our highest volume restaurant in Las Vegas, Nevada and temporary closures for remodeling restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 87.0% from 86.4%. Product costs remained constant at 26.0%. Payroll and benefits increased to 40.1% from 39.8% primarily due to a 0.3 percentage point increase in group insurance and a 0.3 percentage point increase in incentive compensation costs, partially offset by a 0.2 percentage point decrease in workers' compensation costs. The increase in group insurance relates to the costs of implementing the Affordable Care Act during the current year period. The incentive compensation increase is primarily due to increased same-store sales performance. The current year period included $0.8 million in unfavorable workers' compensation claims development, as compared to $1.5 million in unfavorable claims development in the prior year period. Occupancy costs decreased to 6.3% from 6.6%. The occupancy decrease is primarily related to an increase in the number of capital leases and a decrease in rent caused by certain lease amendments. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Three Quarters Ended
	September 24, 2014		September 25, 2013
	(Dollars in thousands)
Utilities	$10,385	4.3%	$9,897	4.0%
Repairs and maintenance	4,428	1.8%	4,423	1.8%
Marketing	9,003	3.7%	9,245	3.7%
Legal	708	0.3%	671	0.3%
Other direct costs	10,798	4.4%	10,302	4.2%
Other operating expenses	$35,322	14.5%	$34,538	14.0%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Three Quarters Ended
	September 24, 2014		September 25, 2013
	(Dollars in thousands)
Royalties	$66,311	66.1%	$64,205	63.5%
Initial fees	840	0.9%	1,164	1.2%
Occupancy revenue	33,146	33.0%	35,725	35.3%
Franchise and license revenue	$100,297	100.0%	$101,094	100.0%

Occupancy costs	24,773	24.7%	26,235	25.9%
Other direct costs	7,866	7.8%	8,351	8.3%
Costs of franchise and license revenue	$32,639	32.5%	$34,586	34.2%

Royalties increased by $2.1 million, or 3.3%, primarily resulting from a 1.8% increase in domestic same-store sales, as compared to the prior year. In addition, there was a ten equivalent unit increase in franchised and licensed units, as compared to the prior year, and an increase in royalties as certain restaurants moved to our new rate structure. Initial fees decreased by $0.3 million, or 27.8%, as fewer restaurants were opened by franchisees during the current year period. The decrease in occupancy revenue of $2.6 million, or 7.2%, is primarily the result of lease expirations.

Costs of franchise and license revenue decreased by $1.9 million, or 5.6%. The decrease in occupancy costs of $1.5 million, or 5.6%, is primarily the result of lease expirations. Other direct costs decreased by $0.5 million, or 5.8%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 32.5% for the three quarters ended September 24, 2014 from 34.2% for the three quarters ended September 25, 2013.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Three Quarters Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Share-based compensation	$2,993	$3,434
Other general and administrative expenses	38,630	39,514
Total general and administrative expenses	$41,623	$42,948

The $1.3 million decrease in general and administrative expenses is primarily the result of reductions in payroll and relocation costs of $0.9 million, share-based compensation of $0.4 million, and deferred compensation of $0.4 million, partially offset by a $0.4 million increase in incentive compensation. The decrease in share-based compensation is primarily related to forfeitures resulting from the departure of our former Chief Brand Officer.

Depreciation and amortization was comprised of the following:

	Three Quarters Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Depreciation of property and equipment	$11,540	$10,985
Amortization of capital lease assets	2,599	2,555
Amortization of intangible and other assets	1,565	2,234
Total depreciation and amortization expense	$15,704	$15,774

Operating (gains), losses and other charges, net were comprised of the following:

	Three Quarters Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Gains on sales of assets and other, net	$(74)	$(83)
Restructuring charges and exit costs	775	1,005
Impairment charges	348	857
Operating (gains), losses and other charges, net	$1,049	$1,779

Restructuring charges and exit costs were comprised of the following:

	Three Quarters Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Exit costs	$380	$435
Severance and other restructuring charges	395	570
Total restructuring and exit costs	$775	$1,005

Impairment charges of $0.3 million for the three quarters ended September 24, 2014 resulted primarily from the impairment of an underperforming unit. Impairment charges of $0.9 million for the three quarters ended September 25, 2013 resulted primarily from the impairment of two units identified as assets held for sale.

Operating income was $40.9 million for the three quarters ended September 24, 2014 and $39.6 million for the three quarters ended September 25, 2013.

Interest expense, net was comprised of the following:

	Three Quarters Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Interest on credit facilities	$2,623	$3,197
Interest on capital lease liabilities	2,505	2,716
Letters of credit and other fees	1,023	1,038
Interest income	(61)	(61)
Total cash interest	6,090	6,890
Amortization of deferred financing costs	362	376
Interest accretion on other liabilities	428	534
Total interest expense, net	$6,880	$7,800

The decrease in interest expense primarily resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility.

Other nonoperating income, net was $0.5 million for the three quarters ended September 24, 2014 compared with other nonoperating expense, net of $1.1 million for the three quarters ended September 25, 2013. The amount for the 2013 period was primarily the result of $1.2 million of expenses and write-offs of deferred financing costs incurred related to our 2013 debt refinancing.

The provision for income taxes was $11.5 million for the three quarters ended September 24, 2014 compared to $10.4 million for the three quarters ended September 25, 2013. For the 2014 period, the difference in the overall effective rate from the U.S. Statutory rate was primarily due to the generation of employment tax credits and two discrete tax items. State job tax credits of $0.3 million were claimed during 2014 for current year’s hiring activity. State job tax credits of $0.5 million were also claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of $0.5 million. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends.

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

Net income was $23.0 million for the three quarters ended September 24, 2014 compared with $20.3 million for the three quarters ended September 25, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Net cash provided by operating activities	$48,241	$44,716
Net cash used in investing activities	(17,198)	(9,429)
Net cash used in financing activities	(32,536)	(42,522)
Decrease in cash and cash equivalents	$(1,493)	$(7,235)

We believe that our estimated cash flows from operations for 2014, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $17.2 million for the three quarters ended September 24, 2014. These cash flows include capital expenditures of $17.9 million and issuances of notes receivable of $1.2 million, partially offset by $1.8 million in collections of notes receivable. Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 24, 2014	September 25, 2013
	(In thousands)
Facilities	$4,771	$3,433
New construction	112	449
Remodeling	10,570	4,298
Information technology	525	409
Other	1,902	872
Capital expenditures	$17,880	$9,461

Capital expenditures for fiscal 2014 are expected to be approximately $21-$22 million, including approximately 45 remodels anticipated to be completed at company restaurants. During the three quarters ended September 24, 2014, we remodeled 38 company restaurants.

Cash flows used in financing activities were $32.5 million for the three quarters ended September 24, 2014, which included stock repurchases of $32.1 million and a net decrease in long-term debt of $3.6 million.

Our working capital deficit was $26.9 million at September 24, 2014 compared with $20.3 million at December 25, 2013. The increase in working capital deficit is primarily related to the collection of receivables and use of cash for capital expenditures and share repurchases during the current year period. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of September 24, 2014, we had outstanding term loan borrowings under the credit facility of $55.5 million and outstanding letters of credit under the senior secured revolver of $25.7 million. There were $97.0 million in revolving loans outstanding at September 24, 2014. These balances resulted in availability of $67.3 million under the revolving facility. The weighted-average interest rate under the term loan and on outstanding revolver loans as of September 24, 2014 was 2.16%.

The revolving credit facility includes an accordion feature that would allow us to increase the size of the facility to $240 million. A commitment fee of 0.35% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate based on the Company's consolidated leverage ratio and was initially set at LIBOR plus 200 basis points. The maturity date for the credit facility is April 24, 2018.

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

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 24, 2014, borrowings under our term loan and revolver bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum. Through March 31, 2015, up to $150 million of the term loan borrowing has a 200 basis point LIBOR point cap.

Based on the levels of borrowings under the credit facility at September 24, 2014, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.5 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at September 24, 2014, taking into consideration the interest rate cap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 24, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
June 26, 2014 - July 23, 2014	815	$6.38	815	4,759
July 24, 2013 - August 20, 2014	282	6.51	282	4,477
August 21, 2014 - September 24, 2014	130	7.00	130	4,347
Total	1,227	$6.48	1,227

(1)	Average price paid per share excludes commissions.

(2)
On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 24, 2014, we purchased 1,226,900 shares of common stock for an aggregate consideration of approximately $8.0 million, pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1
First Amendment to Amended and Restated Credit Agreement dated as of October 14, 2014 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer and the Lenders.

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

DENNY'S CORPORATION

Date:	October 27, 2014	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	October 27, 2014	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller