Form 10-K
period 2014-12-31
DENNYS CORP
filed 2015-03-13
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2014
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
Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $494.5 million as of June 25, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of registrant’s common stock on that date of $6.60 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of March 11, 2015, 84,853,855 shares of the registrant’s common stock, $.01 par value per share, were outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 31, 2014, the Denny’s brand consisted of 1,702 franchised, licensed and company operated restaurants around the world with combined sales of $2.6 billion, including 1,596 restaurants in the United States and 106 international locations. As of December 31, 2014, 1,541 of our restaurants were franchised or licensed, representing 91% of the total restaurants, and 161 were company operated.

Denny’s is known as America's Diner, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny's is best known for its breakfast fare, which is available around the clock. The Original Grand Slam, introduced in 1977, remains one of our most popular menu items. In addition to our breakfast-all-day items, Denny's offers a wide selection of lunch and dinner items including burgers, sandwiches, salads and skillet entrées, along with an assortment of beverages, appetizers and desserts.

In 2014, Denny's average annual restaurant sales were $2.1 million for company restaurants and $1.5 million for franchised restaurants (taking into consideration that 2014 was a 53 week year). At our company restaurants, the guest check average was $9.19 with an approximate average of 4,300 guests served per week. Because our restaurants are open 24 hours, we have four dayparts (breakfast, lunch, dinner and late night), accounting for 24%, 35%, 22% and 19%, respectively, of average daily sales at company restaurants. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2014, 36% of an average week of sales at company restaurants occurred between Friday late night and Sunday lunch.

References to "Denny's," the "Company," "we," "us," and "our" in this Form 10-K are references to Denny's Corporation and its subsidiaries.

Restaurant Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Traditional twenty-year Denny’s franchise agreements have an initial fee of up to $40,000 and the royalty payment is up to 4.5% of gross sales. Additionally, our franchisees are required to contribute up to 3% of gross sales for brand promotion and may make additional advertising contributions as part of a local marketing co-operative. Franchise agreements for nontraditional locations, such as university campuses and military bases, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. For 2014, our average royalty rate was approximately 3.98%.

We work closely with our franchisees to plan and execute many aspects of the business. The Denny's Franchisee Association ("DFA") was created to promote communication among our franchisees and between the Company and our franchise community. DFA board members and Company management primarily work together through Brand Advisory Councils relating to Development, Marketing and Operations matters, as well as through a Supply Chain Oversight Committee for procurement and distribution matters.

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

Domestic Development

To accelerate the growth of the brand in certain under-penetrated markets, we offer certain incentive programs. These programs provide significant incentives for franchisees to develop multiple locations in areas where Denny's does not have the top market share. The benefits to franchisees include reduced franchise fees, lower royalties for a limited time period and credits towards certain development services, such as architecture and training fees.

In recent years, we have opened restaurant locations within travel centers, primarily with Pilot and Pilot Flying J Travel Centers. Additionally, we have opened nontraditional locations on university campuses and military bases operating under the Denny's Fresh Express®, Denny's AllNighter® or The Den® names.

Through our various development efforts, we currently have 77 domestic franchised restaurants in our development pipeline. The majority of these restaurants are expected to open over the next five years. While we anticipate the majority of the restaurants to be opened under these agreements, generally as scheduled, from time to time some of our franchisees' ability to grow and meet their development commitments may be hampered by the economy and the lending environment.

International Development

In addition to the development agreements signed for domestic restaurants, we have 71 international franchised restaurants in our development pipeline. This number includes a franchise agreement we signed during 2014 for the development of 30 new Denny’s restaurants in nine countries in the Middle East over the next ten years. During 2014, we opened six franchised international locations, including five in Canada and one in the Dominican Republic.

During 2015, we expect to open a total of 35 to 45 franchised restaurants in domestic and international markets, resulting in single digit net restaurant growth.

Franchise Focused Business Model

Through our development and refranchising efforts we have achieved a restaurant portfolio mix of 91% franchised and 9% company operated. We expect that our percentage of company restaurants will gradually decrease. The majority of our restaurant openings and the future growth of the brand will come primarily from the development of franchised restaurants. The following table summarizes the changes in the number of company restaurants and franchised and licensed restaurants during the past five years (excluding relocations):

	2014	2013	2012	2011	2010
Company restaurants, beginning of period	163	164	206	232	233
Units opened	1	—	1	8	24
Units acquired from franchisees	—	2	1	—	—
Units sold to franchisees	—	(2)	(36)	(30)	(24)
Units closed	(3)	(1)	(8)	(4)	(1)
End of period	161	163	164	206	232

Franchised and licensed restaurants, beginning of period	1,537	1,524	1,479	1,426	1,318
Units opened	37	46	39	53	112
Units purchased from Company	—	2	36	30	24
Units acquired by Company	—	(2)	(1)	—	—
Units closed	(33)	(33)	(29)	(30)	(28)
End of period	1,541	1,537	1,524	1,479	1,426
Total restaurants, end of period	1,702	1,700	1,688	1,685	1,658

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 31, 2014:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	89	33.2%	89	5.8%
Two to five	114	42.6%	341	22.1%
Six to ten	29	10.8%	223	14.5%
Eleven to fifteen	10	3.7%	123	8.0%
Sixteen to thirty	18	6.7%	370	24.0%
Thirty-one and over	8	3.0%	395	25.6%
Total	268	100.0%	1,541	100.0%

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

A principal feature of our restaurant operations is the consistent focus on improving operations at the restaurant level. Each company and franchised restaurant receives regular reviews and coaching to assess and continually improve restaurant operations. In addition, Denny’s maintains training programs for hourly employees and restaurant management. Hourly employee training programs (including eLearning) are position-specific and focus on skills and tasks necessary to successfully fulfill the responsibilities assigned to them, while continually enhancing guest satisfaction. Denny's Manager In Training (“MIT”) program provides managers with the knowledge and leadership skills needed to successfully operate a Denny's restaurant. The MIT program is required for all new management hires and those promoted internally and is also available to Denny's franchisees to train their managers.

Product Development and Marketing

Menu Offerings

We are leveraging our heritage with our “America’s Diner" brand positioning, which provides the promise of Everyday Value with craveable, indulgent products served in a friendly and welcoming atmosphere. This positioning provides the framework for our four primary marketing strategies: (1) supporting our core "breakfast all day" platform, (2) delivering everyday affordability, primarily through our $2 $4 $6 $8 Value Menu®, (3) creating compelling limited-time-only products and (4) driving relevance beyond breakfast. The Denny’s menu offers a large selection of high-quality, moderately priced products designed to appeal to all types of guests. We offer a wide variety of items for breakfast, lunch, dinner and late night dining, in addition to appetizers, desserts and beverages. Our Fit Fare® menu helps our guests identify items best suited to their dietary needs. Most Denny’s restaurants offer special items for children and seniors at reduced prices.

Product Development

Denny’s is a consumer-driven brand focusing on hospitality, menu choices and the overall guest experience. Our Product Development team works closely with consumer insights obtained through primary and secondary qualitative and quantitative studies. Input and ideas from our franchisees, vendors and operators are also integrated into this process. These insights form the strategic foundation for menu architecture, pricing, promotion and advertising. Before a new menu item can be brought to fruition, it is rigorously tested against consumer expectations, standards of culinary discipline, food science and technology, nutritional analysis, financial benefit and operational execution. This testing process ensures that new menu items are not only appealing, competitive, profitable and marketable, but can be prepared and delivered with excellence in our restaurants.

The added value of these insights and strategic understandings also assists our Restaurant Operations and Information Technology staffs in the evaluation and development of new restaurant processes and upgraded restaurant equipment that may enhance our speed of service, food quality and order accuracy.

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

While nearly all products are contracted for by our purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company ("MBM") under a long-term distribution contract. MBM distributes restaurant products and supplies to the Denny’s system from approximately 200 vendors, representing approximately 90% of our restaurant product and supply purchases. We believe that satisfactory alternative sources of supply are generally available for all the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

Marketing and Advertising

Denny’s marketing team employs integrated marketing and advertising strategies that promote the Denny’s brand. Brand and communications strategy, advertising, broadcast media, social media, digital media, menu management, product innovation and development, consumer insights, target segment marketing, public relations, field marketing and national/local promotions and partnerships all fall under the marketing umbrella.

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

We use multiple approaches to quality including third-party unannounced restaurant inspections (utilizing Denny’s Brand Protection Reviews), health department reviews and employee/manager training in their respective roles. It is a brand standard that all regulatory reviews/inspections be submitted to the Brand Protection department within 24 hours. We follow-up on all inspections received, and assist Operations, Facilities and franchisees, where applicable, to bring resolution to regulatory issues or concerns. If operational brand standard expectations are not met, a remediation process is immediately initiated. Our HACCP program uses nationally recognized food safety training courses and American National Standards Institute accredited certification programs.

All Denny’s restaurants are required to have a person certified in food protection on duty for all hours of operation. Our Food Safety/HACCP program has been recognized nationally by regulatory departments, the restaurant industry and our peers as one of the best. We continuously work toward improving our processes and procedures. We are advocates for the advancement of food safety within the industry’s organizations, such as the National Council of Chain Restaurants, the National Restaurant Association (NRA) and the NRA's Quality Assurance Executive Study Groups.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act required that most individuals obtain health insurance coverage beginning in 2014 and also required that certain large employers offer coverage to their employees or pay a financial penalty beginning in 2015. We began complying with the laws in 2014. Although we cannot predict with certainty the financial and operational impacts the laws will have on us, we expect that our expenses related to employee health benefits will increase over the long term as a result of this legislation. Any such increases could adversely affect our business, cash flows, financial condition and results of operations. Additionally, the health care legislation will require restaurant companies such as ours to disclose calorie information on their menus effective December 1, 2015. We do not expect to incur any material costs from compliance with this provision of the law.

We are subject to governmental regulations in our international markets impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.

Environmental Matters

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of both Denny’s Corporation and Denny's Inc.:

Name	Age	Positions
Christopher D. Bode	52	Senior Vice President, Chief Operating Officer

John W. Dillon	43	Senior Vice President, Chief Marketing Officer

Stephen C. Dunn	50	Senior Vice President, Global Development

Timothy E. Flemming	54	Senior Vice President, General Counsel and Chief Legal Officer

John C. Miller	59	Chief Executive Officer and President

Jill A. Van Pelt	46	Senior Vice President, Chief People Officer

F. Mark Wolfinger	59	Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Mr. Bode has been Senior Vice President, Chief Operating Officer since October 2014. He previously served as Senior Vice President, Operations from January 2013 to October 2014, as Divisional Vice President, Franchise Operations from January 2012 to January 2013 and as Vice President, Operations Initiatives from March 2011 to January 2012. Prior to joining the Company, Mr. Bode served as Chief Operating Officer of QSR Management, LLC (a franchisee of Dunkin’ Donuts) from 2008 to 2010.

Mr. Dillon has been Senior Vice President, Chief Marketing Officer since October 2014. He previously served as Vice President, Brand and Field Marketing from June 2013 to October 2014 and as Vice President, Marketing from July 2008 to June 2013.

Mr. Dunn has been Senior Vice President, Global Development since April 2011. He previously served as Vice President, Company and Franchise Development from September 2005 to April 2011.
Mr. Flemming has been Senior Vice President, General Counsel and Chief Legal Officer since March 2009. He previously served as Vice President, General Counsel and Chief Legal Officer from June 2008 to March 2009.
Mr. Miller has been Chief Executive Officer and President since February 2011. Prior to joining the Company, he served as Chief Executive Officer and President of Taco Bueno Restaurants, Inc. (an operator and franchisor of quick service Mexican eateries) from 2005 to February 2011.

Ms. Van Pelt has been Senior Vice President and Chief People Officer since October 2014. She previously served as Vice President, Human Resources from October 2008 to October 2014.

Mr. Wolfinger has been Executive Vice President and Chief Administrative Officer since April 2008 and Chief Financial Officer since September 2005. He previously served as Executive Vice President, Growth Initiatives from October 2006 to April 2008.

Employees

At December 31, 2014, we had approximately 8,300 employees, of whom 7,900 were restaurant employees, 100 were field support employees and 300 were corporate personnel. None of our employees are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers and approximately 45 hourly employees. The Chief Operating Officer, along with the VP, Company Operations and the VP, Franchise Operations, establish the strategic direction and key initiatives for the Operations Teams. In addition, we employ two Directors of Company Operations, four Regional Directors of Franchise Operations and a team of Company District Managers and Franchise Business Leaders to guide and support the franchisees and in-restaurant teams. The duties of the Directors of Operations, District Managers and Franchise Business Leaders include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensure the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

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

Consumer spending habits, including discretionary spending on dining at restaurants such as ours, are affected by many factors including:

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

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties, contributions to advertising and, in some cases, lease payments from our franchisees. We have established operational standards, guidelines and strategic plans for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire chain of restaurants and for taking a longer term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may have business interests outside of their Denny’s restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee's ability to make payments to us or their ability to secure adequate financing to open or continue operating their Denny’s restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress or even bankruptcy. Our franchisees are impacted by the implementation of The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalties and lease income.

For 2014, our ten largest franchisees accounted for 32% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 258 franchisees. Although the loss of revenues from the closure of any one franchised restaurant may not be material, such revenues generate margins that may exceed those generated by other restaurants or offset fixed costs which we continue to incur.

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 31, 2014, no events had occurred that caused us to make payments under the guarantees. There were $9.8 million and $6.1 million of loans outstanding under these programs as of December 31, 2014 and December 25, 2013, respectively. As of December 31, 2014, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.7 million, respectively.

Our growth strategy depends on our ability and that of our franchisees to open new restaurants. Delays or failures in opening new restaurants could adversely affect our planned growth.

The development of new restaurants may be adversely affected by risks such as:

•	costs and availability of capital for the company and/or franchisees;

•	competition for restaurant sites;

•	inability to identify suitable franchisees;

•	negotiation of favorable purchase or lease terms for restaurant sites;

•	inability to obtain all required governmental approvals and permits;

•	delays in completion of construction;

•	challenge of identifying, recruiting and training qualified restaurant managers;

•	developed restaurants not achieving the expected revenue or cash flow;

•	challenges specific to the growth of international operations and nontraditional restaurants that are different from traditional domestic development; and

•	general economic conditions.

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

Our expansion into international markets may present increased risks due to lower customer awareness of our brand, our unfamiliarity with those markets and other factors.

The international markets in which our franchisees currently operate and any additional markets our franchisees may enter outside of the United States, have many differences as compared to our domestic markets. There may be lower consumer familiarity with the Denny’s brand in these markets, as well as different competitive conditions, consumer tastes and economic conditions. As a result, our franchised international restaurants may take longer to reach expected sales and profit levels, and may never do so, thereby affecting the brand’s overall growth and profitability. Building brand awareness may take longer than expected, which could negatively impact our profitability in those markets.
We are subject to governmental regulations in our international markets impacting the way we do business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could adversely impact our results of operations and financial condition.

The restaurant business is highly competitive, and if we are unable to compete effectively, our business will be adversely affected.

Each of our restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. We expect competition to continue to increase. The following are important aspects of competition:

•	restaurant location;

•	advantageous commercial real estate suitable for restaurants;

•	number and location of competing restaurants;

•	attractiveness and repair and maintenance of facilities;

•	food quality, new product development and value;

•	dietary trends, including nutritional content;

•	training, courtesy and hospitality standards;

•	ability to attract and retain high quality staff;

•	quality and speed of service; and

•	the effectiveness of marketing and advertising programs.

Our reputation and business could be materially harmed as a result of the failure to protect the integrity and security of guest information or employees' personal data.

We receive and maintain certain personal information about our guests and employees. Our use of this information is regulated at the federal and state levels, as well as by certain third-party contracts. If our security and information systems are compromised as a result of a cyber attack or any other failures or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change or cyber risks evolve pertaining to this data, we may incur additional costs to ensure we remain in compliance.

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

We began complying with The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act in 2014. Because of the breadth and complexity of this legislation and the phased-in nature of implementation, we cannot predict with certainty the financial and operational impacts the laws will have on us. However, we expect that our expenses related to employee health benefits will increase over the long term as a result of this legislation. Any such increases could adversely affect our business, cash flows, financial condition and results of operations.

Additionally, the health care legislation will require restaurant companies such as ours to disclose calorie information on their menus effective December 1, 2015. We do not expect to incur any material costs from compliance with this provision of the law, but cannot anticipate the changes in guest behavior that could result from the implementation of this provision, which could have an adverse effect on our sales or results of operations.

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

We maintain a documented system of internal controls which is reviewed and tested by the company’s full time Internal Audit Department. The Internal Audit Department reports directly to the Audit and Finance Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business; however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing errors or fraud. Any failures in the effectiveness of our internal controls could have an adverse effect on our operating results or cause us to fail to meet reporting obligations.

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

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report directly relates to our business, could have an impact on the trading price of our stock. In addition to investor expectations about our prospects, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives such as our share repurchase program. Any failure to meet market expectations whether for same-store sales, restaurant unit growth, earnings per share or other metrics could cause our share price to decline.

Our indebtedness could have an adverse effect on our financial condition and operations.

As of December 31, 2014, we had total indebtedness of $158.8 million, including capital leases.

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

The credit agreement governing our indebtedness contains various covenants that limit, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends, repurchase shares of our Common Stock or make distributions or certain other restricted payments;

•	make certain investments;

•	create dividend or other payment restrictions affecting restricted subsidiaries;

•	issue or sell capital stock of restricted subsidiaries;

•	guarantee indebtedness;

•	enter into transactions with stockholders or affiliates;

•	create liens;

•	sell assets and use the proceeds thereof;

•	engage in sale-leaseback transactions; and

•	enter into certain mergers and consolidations.

These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. If we incur additional debt in the future, covenant limitations on our activities (and risks associated with such increased debt levels generally) could increase.

Though we currently participate in a share repurchase program, such program is subject to restrictions under our credit agreement and there can be no assurance that we will repurchase our Common Stock pursuant to the program. Our credit agreement contains additional restrictive covenants, including financial maintenance requirements. Our ability to comply with these covenants may be affected by events beyond our control, such as uncertainties related to the current economy, and we cannot be sure that we will be able to comply with these covenants.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 4,800 square feet, allowing them to accommodate an average of 130-150 guests. The number and location of our restaurants as of December 31, 2014 and December 25, 2013 are presented below:

	2014			2013
State/Country	Company	Franchised / Licensed	Total	Company	Franchised / Licensed	Total
Alabama	2	5	7	2	5	7
Alaska	—	3	3	—	3	3
Arizona	8	68	76	8	72	80
Arkansas	—	9	9	—	9	9
California	58	343	401	59	350	409
Colorado	—	29	29	—	30	30
Connecticut	—	11	11	—	10	10
Delaware	—	1	1	—	1	1
District of Columbia	—	2	2	—	2	2
Florida	18	125	143	18	130	148
Georgia	1	17	18	1	17	18
Hawaii	2	5	7	3	5	8
Idaho	—	11	11	—	10	10
Illinois	7	48	55	7	48	55
Indiana	—	37	37	—	37	37
Iowa	—	2	2	—	3	3
Kansas	—	8	8	—	9	9
Kentucky	2	15	17	2	15	17
Louisiana	1	3	4	1	3	4
Maine	—	7	7	—	7	7
Maryland	3	22	25	3	19	22
Massachusetts	—	6	6	—	6	6
Michigan	4	18	22	4	17	21
Minnesota	—	14	14	—	13	13
Mississippi	1	3	4	1	2	3
Missouri	4	36	40	4	35	39
Montana	—	4	4	—	4	4
Nebraska	—	5	5	—	5	5
Nevada	6	28	34	6	28	34
New Hampshire	—	3	3	—	3	3
New Jersey	—	9	9	—	9	9
New Mexico	—	28	28	—	27	27
New York	1	54	55	1	50	51
North Carolina	—	27	27	—	25	25
North Dakota	—	4	4	—	4	4
Ohio	4	38	42	4	37	41
Oklahoma	—	15	15	—	15	15
Oregon	—	25	25	—	24	24
Pennsylvania	11	29	40	11	28	39
Rhode Island	—	4	4	—	3	3
South Carolina	—	16	16	—	16	16
South Dakota	—	3	3	—	3	3
Tennessee	2	6	8	2	5	7
Texas	17	173	190	17	174	191
Utah	—	25	25	—	24	24
Vermont	—	2	2	—	2	2
Virginia	9	19	28	9	19	28
Washington	—	44	44	—	45	45
West Virginia	—	2	2	—	2	2
Wisconsin	—	21	21	—	23	23
Wyoming	—	3	3	—	3	3
Canada	—	68	68	—	64	64
Chile	—	1	1	—	1	1
Costa Rica	—	3	3	—	3	3
Curacao N.V.	—	1	1	—	1	1
Dominican Republic	—	2	2	—	1	1
El Salvador	—	1	1	—	1	1
Guam	—	2	2	—	2	2
Honduras	—	3	3	—	3	3
Mexico	—	6	6	—	6	6
New Zealand	—	7	7	—	7	7
Puerto Rico	—	12	12	—	12	12
Total	161	1,541	1,702	163	1,537	1,700

Of the total 1,702 restaurants in the Denny's brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	35	56	91
Leased properties	126	294	420
	161	350	511

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 38 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy 17 floors of the building, with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market ("NASDAQ"). The following table lists the high and low sales prices of the Common Stock for each quarter of fiscal years 2014 and 2013, according to NASDAQ.

	High	Low
2014
First quarter	$7.49	$6.27
Second quarter	6.93	6.13
Third quarter	7.28	6.18
Fourth quarter	10.73	6.92
2013
First quarter	$5.86	$4.68
Second quarter	6.24	5.27
Third quarter	6.37	5.41
Fourth quarter	7.51	6.01

Stockholders

As of March 11, 2015, there were 84,853,855 shares of Common Stock outstanding and approximately 13,300 record and beneficial holders of Common Stock.

Dividends and Share Repurchases

Our credit facility allows for the payment of cash dividends and/or the repurchase of our Common Stock, subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. An aggregate amount of $44.6 million is available for such dividends or stock repurchases as follows:

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

Though we have not historically paid cash dividends, we have in recent years undertaken share repurchases. The table below provides information concerning repurchases of shares of our Common Stock during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
	(In thousands, except per share amounts)
September 25, 2014 – October 22, 2014	113	$7.31	113	4,234
October 23, 2014 – November 19, 2014	175	8.76	175	4,059
November 20, 2014 – December 31, 2014	170	9.79	170	3,889
Total	458	$8.79	458

(1)	Average price paid per share excludes commissions.

(2)
On April 25, 2013, we announced that our Board of Directors had approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our Common Stock (in addition to a previous 6 million share authorization completed in the third quarter of 2013). Such repurchases may take place from time to time on the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended December 31, 2014, we purchased 457,600 shares of Common Stock for an aggregate consideration of approximately $4.0 million, pursuant to the share repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,794,151	(1)	$3.17	3,028,426	(3)
Equity compensation plans not approved by security holders	200,000	(4)	3.89	827,589	(5)
Total	3,994,151		$3.26	3,856,015

(1)	Includes shares issuable in connection with our outstanding stock options, performance share awards and restricted stock units awards.

(2)	Includes the weighted-average exercise price of stock options only.

(3)	Includes shares of Common Stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards under the 2012 Omnibus Plan.

(4)
Includes shares of Common Stock issuable pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units granted outside of the Denny's Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

(5)	Includes shares of Common Stock available for issuance as awards of stock options and restricted stock units outside of the Denny's Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

Performance Graph

The following graph compares the cumulative total stockholders’ return on our Common Stock for the five fiscal years ended December 31, 2014 (December 30, 2009 to December 31, 2014) against the cumulative total return of the Russell 2000® Index and a peer group. The graph and table assume that $100 was invested on December 30, 2009 (the last day of fiscal year 2009) in each of the Company’s Common Stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DECEMBER 30, 2009
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2014

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 30, 2009	$100.00	$100.00	$100.00
December 29, 2010	$126.30	$153.09	$158.82
December 28, 2011	$119.09	$190.28	$172.85
December 26, 2012	$137.84	$207.46	$217.65
December 25, 2013	$193.44	$334.40	$334.84
December 31, 2014	$203.33	$401.61	$466.52

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 31, 2014, the weighted average market capitalization of companies within the index was approximately $1.9 billion with the median market capitalization being approximately $0.7 billion.

(2)
The peer group consists of 20 public companies that operate in the restaurant industry. The peer group includes the following companies: Einstein Noah Restaurant Group, Inc. (BAGL) (through its last public trading day of November 4, 2014), BJ's Restaurants, Inc. (BJRI), Bob Evans Farms, Inc. (BOBE), Buffalo Wild Wings, Inc. (BWLD), The Cheesecake Factory Incorporated (CAKE), Cracker Barrel Old Country Store, Inc. (CBRL), Chipotle Mexican Grill, Inc. (CMG), DineEquity, Inc. (DIN), Dunkin' Brands Group, Inc. (DNKN), Domino’s Pizza, Inc. (DPZ), Brinker International, Inc. (EAT), Jack In The Box Inc. (JACK), Krispy Kreme Doughnuts, Inc. (KKD), Panera Bread Company (PNRA), Papa John’s International, Inc. (PZZA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruby Tuesday, Inc. (RT), Sonic Corp. (SONC), Texas Roadhouse, Inc. (TXRH) and The Wendy’s Company (WEN).

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

	Fiscal Year Ended
	December 31, 2014 (a)	December 25, 2013	December 26, 2012	December 28, 2011 (b)	December 29, 2010
	(In millions, except ratios and per share amounts)
Statement of Income Data:
Operating revenue	$472.3	$462.6	$488.4	$538.5	$548.5
Operating income	$57.3	$47.5	$56.4	$51.0	$55.2
Income from continuing operations	$32.7	$24.6	$22.3	$112.3	$22.7
Basic net income per share:	$0.38	$0.27	$0.23	$1.15	$0.23
Diluted net income per share:	$0.37	$0.26	$0.23	$1.13	$0.22

Cash dividends per common share (c)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets	$56.1	$53.8	$64.6	$61.3	$62.5
Working capital deficit (d)	$(24.3)	$(20.3)	$(27.2)	$(25.9)	$(27.8)
Net property and equipment	$109.8	$105.6	$107.0	$112.8	$129.5
Total assets	$289.9	$295.8	$324.9	$350.5	$311.2
Long-term debt and capital lease obligations, excluding current portion	$151.1	$165.9	$177.5	$211.3	$253.1

(a)
The fiscal year ended December 31, 2014 includes 53 weeks of operations as compared with 52 weeks for all other years presented. We estimate that the additional operating week added approximately $10.7 million of operating revenue in 2014.

(b)
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

Overview

Nature of Our Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 31, 2014, the Denny’s brand consisted of 1,702 franchised, licensed and company operated restaurants. Of this amount, 1,541 of our restaurants were franchised or licensed, representing 91% of the total restaurants, and 161 were company operated.

Our revenues are derived primarily from two sources: the sale of food and beverages at our company restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company and franchised restaurants are affected by the success of our marketing campaigns, new product introductions, customer service and menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guest tastes and preferences. Sales at company restaurants and royalty income from franchise restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants and the sale of company restaurants to franchisees.

Our operating costs are exposed to volatility in two main areas: payroll and benefit costs and product costs. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses, such as medical benefit costs and workers' compensation costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. Our ability to lock in prices on certain key commodities is imperative to control food costs in an environment in which many commodity prices are on the rise. In addition, our continued success with menu management helps us to offer menu items that provide a compelling value to our customers while maintaining consistent product costs and appropriate profitability.

2014 Summary of Operations

During 2014, we achieved domestic system-wide same-stores sales growth of 2.8%, comprised of a 4.2% increase at company restaurants and a 2.5% increase at domestic franchised restaurants. This growth represents the strongest annual same-store sales since 2004 for company restaurants and since 2006 for franchised restaurants. We have had positive system-wide same-store sales in 14 of the last 15 quarters. The system-wide same-store sales increases during 2014 included benefits from both product mix and price increases of around 2%. Company restaurant same-store sales also benefited from traffic increases primarily resulting from remodels.

We completed 171 remodels, comprised of 44 company restaurants and 127 franchised restaurants during 2014. Most of these remodels were in our new Heritage image, which we launched late in 2013. This updated look reflects a more contemporary diner feel to further reinforce our America's Diner positioning. During 2015, we will continue to accelerate the timing of remodels at company restaurants with a target of completing 45 to 50. Franchisees typically remodel their restaurants as required every seven years. We expect the number of remodels at franchised restaurants to be similar to the number remodeled in 2014.

We also implemented a new franchise agreement during 2014, which includes an increased royalty rate of 4.5% and a reduced advertising contribution of 3%, excluding any incentives. There were approximately 230 franchised restaurants operating under this agreement as of December 31, 2014 and we expect there to be 360 to 390 franchised restaurants operating under this agreement by the end of 2015. We anticipate that existing franchisees will elect to migrate to the new fee structure over the next decade as incentives under the previous franchise agreements expire. Due to the long-term migration of existing franchisees, we won’t see the full benefit from the higher royalty rate for some time. For 2014, our average royalty rate was approximately 3.98%.

Operating income increased $9.8 million to $57.3 million in 2014 from $47.5 million in 2013. Net income increased $8.2 million to $32.7 million, or $0.37 per diluted share, in 2014 compared to $24.6 million, or $0.26 per diluted share in 2013.

We had a 53 week year in 2014, which impacts the comparison of our financial information to the prior year periods. We estimate that the additional operating week added approximately $8.3 million of company restaurant sales and $2.4 million of franchise and license revenue and resulted in approximately $0.6 million of additional general and administrative expenses, $3.6 million of additional operating income and $2.2 million of additional net income.

Growing the Brand

Over the last five years our growth initiatives have led to 321 new restaurant openings. During 2014, we had net restaurant growth of two restaurants, with 38 openings and 36 closures. Our openings included the reopening of our Las Vegas Casino Royale location, six franchised international locations and three franchised nontraditional locations.

Our goal is to increase net restaurant growth through all avenues: domestic, international and nontraditional. Domestic growth will focus in markets where we have modest penetration. During 2014, we saw traction in under-penetrated areas such as Charlotte, Atlanta and New York, including our first restaurant in Manhattan. We anticipate continued growth in these areas.

Internationally, we are the largest U.S. based, full-service brand operating in Canada and expect additional growth in this country. During 2015, we anticipate the opening of our first restaurant in the United Arab Emirates. The franchise partner opening this restaurant plans to develop 30 new Denny’s restaurants in nine countries in the Middle East over the next ten years.

We opened our first nontraditional location under the new The Den® format located adjacent to San Diego State University in early 2015. We expect that future non-traditional restaurants will be in this new format and our other existing non-traditional locations will be converted to this new format over time.

Balancing the Use of Cash

We are focused on balancing the use of cash between reinvesting in our base of company restaurants, growing and strengthening the brand and returning cash to shareholders. As noted above, we are accelerating the timing of remodels at our company restaurants under our new Heritage image. During 2014, approximately $12.2 million of our $22.1 million of capital expenditures were from remodels.

During 2014, we repurchased 5.3 million shares of Common Stock for $36.0 million. Since initiating our share repurchase programs in November 2010, we have repurchased a total of 21.1 million shares of Common Stock for $108.3 million. As of December 31, 2014, there are 3.9 million shares remaining to be repurchased under the current repurchase program.

Factors impacting comparability

For 2014, 2013 and 2012, the following items impact the comparability of our results:

•	Company restaurant sales have decreased from $353.7 million in 2012 to $334.7 million in 2014, primarily as a result of the sale of restaurants to franchisees in 2012.

•
The decline in company restaurant revenues is partially offset by increased royalty income derived from the growth in the franchised restaurant base resulting from both traditional development and the sale of restaurants to franchisees. As a result, royalty income, which is included as a component of franchise and license revenue, has increased from $83.8 million in 2012 to $90.8 million in 2014.

•	The resulting net reduction in total revenue related to the sale of restaurants is generally recovered by the benefits of a lower cost structure related to franchise and license revenues.

•
Initial franchise fees, included as a component of franchise and license revenue, are generally recognized in the period in which a restaurant is sold to a franchisee or when a new restaurant is opened. These initial fees are completely dependent on the number of restaurants sold to or opened by franchisees during a particular period and, as a result, can cause fluctuations in our total franchise and license revenue from year to year.

•
Occupancy revenues, also included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. As leases or subleases with franchisees end over time, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. At the end of 2014, we had 350 franchise restaurants that are leased or subleased from Denny’s.

•
Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. As noted above, the year ended December 31, 2014 includes 53 weeks of operations.

Statements of Income

	Fiscal Year Ended
	December 31, 2014		December 25, 2013		December 26, 2012
	(Dollars in thousands)
Revenue:
Company restaurant sales	$334,684	70.9%	$328,334	71.0%	$353,710	72.4%
Franchise and license revenue	137,611	29.1%	134,259	29.0%	134,653	27.6%
Total operating revenue	472,295	100.0%	462,593	100.0%	488,363	100.0%
Costs of company restaurant sales (a):
Product costs	86,825	25.9%	85,540	26.1%	88,473	25.0%
Payroll and benefits	133,280	39.8%	131,305	40.0%	141,303	39.9%
Occupancy	20,845	6.2%	21,519	6.6%	23,405	6.6%
Other operating expenses	47,858	14.3%	45,192	13.8%	49,025	13.9%
Total costs of company restaurant sales	288,808	86.3%	283,556	86.4%	302,206	85.4%
Costs of franchise and license revenue (a)	44,761	32.5%	46,109	34.3%	46,675	34.7%
General and administrative expenses	58,907	12.5%	56,835	12.3%	60,307	12.3%
Depreciation and amortization	21,218	4.5%	21,501	4.6%	22,304	4.6%
Operating (gains), losses and other charges, net	1,270	0.3%	7,071	1.5%	482	0.1%
Total operating costs and expenses, net	414,964	87.9%	415,072	89.7%	431,974	88.5%
Operating income	57,331	12.1%	47,521	10.3%	56,389	11.5%
Interest expense, net	9,182	1.9%	10,282	2.2%	13,369	2.7%
Other nonoperating (income) expense, net	(612)	(0.1)%	1,139	0.2%	7,926	1.6%
Net income before income taxes	48,761	10.3%	36,100	7.8%	35,094	7.2%
Provision for income taxes	16,036	3.4%	11,528	2.5%	12,785	2.6%
Net income	$32,725	6.9%	$24,572	5.3%	$22,309	4.6%

Other Data:
Company average unit sales	$2,100		$2,012		$1,936
Franchise average unit sales	$1,506		$1,427		$1,410
Company equivalent units (b)	159		163		183
Franchise equivalent units (b)	1,534		1,525		1,501
Company same-store sales increase (c)(d)	4.2%		0.0%		0.2%
Domestic franchised same-store sales increase (c)	2.5%		0.6%		1.7%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2014 comparable restaurants.

Unit Activity

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
Company restaurants, beginning of period	163	164	206
Units opened	1	—	1
Units acquired from franchisees	—	2	1
Units sold to franchisees	—	(2)	(36)
Units closed	(3)	(1)	(8)
End of period	161	163	164

Franchised and licensed restaurants, beginning of period	1,537	1,524	1,479
Units opened	37	46	39
Units purchased from Company	—	2	36
Units acquired by Company	—	(2)	(1)
Units closed	(33)	(33)	(29)
End of period	1,541	1,537	1,524
Total restaurants, end of period	1,702	1,700	1,688

Company Restaurant Operations

Company same-store sales increased 4.2% in 2014 and remained essentially flat in 2013, as compared with the respective prior year. Company restaurant sales for 2014 increased $6.4 million, or 1.9%, primarily resulting from the additional operating week and the increase in same-store sales. These increases were partially offset by a 4 equivalent unit decrease in company restaurants, which includes the temporary closure of our highest volume restaurant in Las Vegas, Nevada and temporary closures for remodeling restaurants. Company restaurant sales for 2013 decreased $25.4 million, or 7.2%, primarily resulting from a 20 equivalent unit decrease in company restaurants. The decrease in equivalent units reflects the impact of our refranchising program that was completed at the end of 2012.

Total costs of company restaurant sales as a percentage of company restaurant sales were 86.3% in 2014, 86.4% in 2013 and 85.4% in 2012.

Product costs were 25.9% in 2014, 26.1% in 2013 and 25.0% in 2012. The decrease in 2014 was primarily due to the leveraging effect of higher sales. The increase in 2013 was primarily due to the unfavorable impact of product mix as well as increased commodity costs.

Payroll and benefits were 39.8% in 2014, 40.0% in 2013 and 39.9% in 2012. The decrease in 2014 was primarily due to a 0.5 percentage point decrease in labor costs and a 0.3 percentage point decrease in workers' compensation costs, partially offset by a 0.3 percentage point increase in group insurance and a 0.3 percentage point increase in incentive compensation costs. The current year period included $0.6 million in unfavorable workers' compensation claims development, as compared to $2.0 million in unfavorable claims development in the prior year period. The increase in group insurance relates to the costs of implementing the Affordable Care Act during the current year period. The incentive compensation increase is primarily due to increased same-store sales performance. The slight increase in 2013 was primarily due to increased workers' compensation costs that were partially offset by decreased labor costs.

Occupancy costs were 6.2% in 2014, 6.6% in 2013 and 6.6% in 2012. The 2014 decrease is primarily related to an increase in the number of capital leases and a decrease in rent caused by certain lease amendments.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 31, 2014		December 25, 2013		December 26, 2012
	(Dollars in thousands)
Utilities	$13,915	4.2%	$13,051	4.0%	$14,358	4.1%
Repairs and maintenance	5,971	1.8%	5,943	1.8%	6,259	1.8%
Marketing	12,329	3.7%	11,696	3.6%	13,397	3.8%
Legal	830	0.2%	773	0.2%	682	0.2%
Other direct costs	14,813	4.4%	13,729	4.2%	14,329	4.1%
Other operating expenses	$47,858	14.3%	$45,192	13.8%	$49,025	13.9%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 31, 2014		December 25, 2013		December 26, 2012
	(Dollars in thousands)
Royalties	$90,835	66.0%	$85,508	63.7%	$83,774	62.2%
Initial fees	1,893	1.4%	1,666	1.2%	3,092	2.3%
Occupancy revenue	44,883	32.6%	47,085	35.1%	47,787	35.5%
Franchise and license revenue	$137,611	100.0%	$134,259	100.0%	$134,653	100.0%

Occupancy costs	33,134	24.1%	34,631	25.8%	35,401	26.3%
Other direct costs	11,627	8.4%	11,478	8.5%	11,274	8.4%
Costs of franchise and license revenue	$44,761	32.5%	$46,109	34.3%	$46,675	34.7%

Royalties increased by $5.3 million, or 6.2%, in 2014 primarily resulting from the additional operating week and a 2.5% increase in domestic same-store sales, as compared to 2013. In addition, there was a 9 equivalent unit increase in franchised and licensed restaurants, as compared to 2013, and an increase in royalties as certain restaurants moved to our new rate structure. Royalties increased by $1.7 million, or 2.1%, in 2013 primarily resulting from a 24 equivalent unit increase in franchised and licensed restaurants and a 0.6% increase in domestic same-store sales, as compared to 2012. The increase in equivalent units reflects the impact of our refranchising program that was completed at the end of 2012.

Initial fees increased by $0.2 million, or 13.6%, in 2014 primarily resulting from an increase in the number of assignments between franchisees. Initial fees decreased by $1.4 million, or 46.1%, in 2013 primarily resulting from fewer restaurants being opened by or sold to franchisees compared to the respective prior year period. Occupancy revenue decreased by $2.2 million, or 4.7%, in 2014 and by $0.7 million, or 1.5%, in 2013 primarily resulting from lease expirations.

Occupancy costs decreased by $1.5 million, or 4.3%, in 2014 and by $0.8 million, or 2.2%, in 2013 primarily resulting from lease expirations. Other direct costs increased by $0.1 million, or 1.3%, in 2014 and by $0.2 million, or 1.8%, in 2013. As a result, costs of franchise and license revenue decreased by $1.3 million, or 2.9%, in 2014 and by $0.6 million, or 1.2%, in 2013.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Share-based compensation	$5,846	$4,852	$3,496
Other general and administrative expenses	53,061	51,983	56,811
Total general and administrative expenses	$58,907	$56,835	$60,307

General and administrative expenses increased by $2.1 million in 2014 primarily resulting from increases of $1.6 million in incentive compensation, $1.0 million in share-based compensation and the impact of an additional operating week, partially offset by a reduction in deferred compensation of $0.6 million. General and administrative expenses decreased by $3.5 million in 2013 primarily resulting from reductions in incentive compensation of $2.2 million, professional fees of $1.2 million and other general and administrative expense of $1.8 million, partially offset by an increase in share-based compensation of $1.4 million. The increases in share-based compensation over the past two years are primarily due to the total shareholder return performance of our stock as compared to that of our competitor peer group within our share-based award plans.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Depreciation of property and equipment	$15,627	$15,062	$15,819
Amortization of capital lease assets	3,536	3,527	3,282
Amortization of intangible and other assets	2,055	2,912	3,203
Total depreciation and amortization expense	$21,218	$21,501	$22,304

The 2013 decrease in depreciation and amortization expense is due primarily to the sale of company restaurants to franchisees during fiscal 2012.

Operating (gains), losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Gains on sales of assets and other, net	$(112)	$(66)	$(7,090)
Restructuring charges and exit costs	981	1,389	3,912
Impairment charges	401	5,748	3,660
Operating (gains), losses and other charges, net	$1,270	$7,071	$482

The gains recognized during 2012 primarily resulting from the sale of restaurant operations to franchisees and the sale of real estate.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Exit costs	$335	$630	$1,926
Severance and other restructuring charges	646	759	1,986
Total restructuring and exit costs	$981	$1,389	$3,912

Severance and other restructuring charges for 2012 include charges related to the departure of the company's former Chief Operating Officer.

Impairment charges for 2014 resulted primarily from the impairment of an underperforming restaurant. Impairment charges for 2013 resulted primarily from the $4.8 million impairment of an underperforming restaurant and the impairment of two restaurants and real estate identified as assets held for sale. Impairment charges for 2012 resulted primarily from the impairment of seven restaurants identified as held for sale and the impairment of an underperforming restaurant.

Operating income was $57.3 million in 2014, $47.5 million in 2013 and $56.4 million in 2012.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Interest on credit facilities	$3,519	$4,067	$7,074
Interest on capital lease liabilities	3,319	3,708	3,580
Letters of credit and other fees	1,381	1,391	1,539
Interest income	(80)	(82)	(640)
Total cash interest	8,139	9,084	11,553
Amortization of deferred financing costs	483	497	775
Amortization of debt discount	—	—	137
Interest accretion on other liabilities	560	701	904
Total interest expense, net	$9,182	$10,282	$13,369

The decrease in interest expense resulted from a decrease in interest rates related to the 2013 refinancing of our credit facility, as well as debt reductions made during the years presented.

Other nonoperating (income) expense, net was income of $0.6 million for 2014, expense of $1.1 million for 2013 and expense of $7.9 million for 2012. The income for the 2014 period consisted primarily of $0.5 million of gains on deferred compensation plan investments. The expense for the 2013 period consisted primarily of $1.2 million in expenses and write-offs of deferred financing costs incurred related to our 2013 debt refinancing and $1.0 million of write-offs related to lease terminations and amendments, partially offset by $1.1 million of gains on deferred compensation plan investments. The expense for the 2012 period consisted primarily of expenses and write-offs of deferred financing costs and original issue discount incurred related to our 2012 debt refinancing.

The provision for income taxes was $16.0 million for 2014, $11.5 million for 2013 and $12.8 million for 2012. For the 2014 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, the generation of employment tax credits and two discrete tax items. State job tax credits of $0.7 million were claimed during 2014 for current year’s hiring activity. State job tax credits of $0.5 million were also claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of $0.5 million. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends.

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

For the 2012 period, the difference in the overall effective tax rate from the U.S. statutory rate was due to state and foreign taxes and discrete tax items, including a $1.7 million out-of-period adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends. In addition, a $1.6 million tax benefit was recorded in 2012 relating to additional state credits generated during 2012 from prior years' activity.

Net income was $32.7 million for 2014, $24.6 million for 2013 and $22.3 million for 2012.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013
	(In thousands)
Net cash provided by operating activities	$74,911	$57,042
Net cash used in investing activities	(21,289)	(16,470)
Net cash used in financing activities	(53,491)	(51,194)
Net increase (decrease) in cash and cash equivalents	$131	$(10,622)

We believe that our estimated cash flows from operations for 2015, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $21.3 million for the year ended December 31, 2014. These cash flows include capital expenditures of $22.1 million and issuances of notes receivable of $1.6 million, partially offset by collections of notes receivable of $2.3 million and $0.1 million in proceeds from asset sales. Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013
	(In thousands)
Facilities	$6,154	$4,961
New construction	187	505
Remodeling	12,184	8,671
Information technology	787	584
Other	2,764	2,097
Capital expenditures	$22,076	$16,818

Capital expenditures for fiscal 2015 are expected to be approximately $23-25 million, including 45-50 remodels anticipated to be completed at company restaurants.

Cash flows used in financing activities were $53.5 million for the year ended December 31, 2014, which included stock repurchases of $36.1 million and a net decrease in long-term debt of $17.2 million.

Our working capital deficit was $24.3 million at December 31, 2014 compared with $20.3 million at December 25, 2013. The increase in working capital deficit is primarily related to the increase in incentive and share-based compensation accruals during the current year period. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

Denny's Corporation and certain of its subsidiaries have a credit facility comprised of a senior secured term loan in an original principal amount of $60 million and a $190 million senior secured revolver (with a $30 million letter of credit sublimit). As of December 31, 2014, we had outstanding term loan borrowings under the credit facility of $54.8 million and outstanding letters of credit under the senior secured revolver of $25.7 million. There were $85.3 million in revolving loans outstanding at December 31, 2014. These balances resulted in availability of $79.0 million under the revolving facility. The weighted average interest rate under the term loan and on outstanding revolver loans was 2.17% as of December 31, 2014.

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

The credit facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants and restrictions (including limitation on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments) that are usual for facilities of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.

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

We also have entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. During the quarter ended December 31, 2014, we determined that a portion of the underlying cash flows related to the swap were no longer probable of occurring over the term of the interest rate swap due to the probability of paying the debt down below the notional amount. As a result, we terminated an interest rate swap with a notional amount of $30 million.

We continue to designate the remaining interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation from March 31, 2015 through March 29, 2018. Based on our consolidated leverage ratio in effect as of December 31, 2014, under the terms of the swap, we will pay an average fixed rate of 3.13% on the notional amount and receive payments from a counterparty based on the 30-day LIBOR rate.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2014 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$140,000	$4,125	$10,125	$125,750	$—
Capital lease obligations (a)	32,993	6,451	10,528	6,708	9,306
Operating lease obligations	194,167	31,904	56,131	40,521	65,611
Interest obligations (a)	9,634	3,007	5,720	907	—
Pension and other defined contribution plan obligations (b)	224	224	—	—	—
Purchase obligations (c)	205,622	185,045	20,577	—	—
Total	$582,640	$230,756	$103,081	$173,886	$74,917

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 31, 2014. For long-term debt with variable rates, we have used the rate applicable at December 31, 2014 to project interest over the periods presented in the table above. The capital lease obligation amounts above are inclusive of interest.

(b)
Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 31, 2014. Amounts cannot currently be estimated for more than one year. This amount does not consider the planned termination of the Advantica Pension Plan. During fiscal 2015 or early 2016, we will be required to make contributions to our qualified pension plan as a result of the planned termination. We currently estimate that these contributions will be between $6 million to $8 million. This estimate is based on expected interest rates, returns on plan assets and participant elections.

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

Unrecognized tax benefits associated with uncertain income tax positions are not included in the contractual obligations table as these liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. At December 31, 2014, there were no unrecognized tax benefits associated with uncertain income tax positions, including potential interest and penalties.

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

Our significant accounting policies (including the critical accounting policies listed below) are fully described in Note 2 to our Consolidated Financial Statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Self-insurance liabilities. We are self-insured for a portion of our losses related to certain medical plans, workers’ compensation, general/product liability and automobile insurance liability. In estimating these liabilities, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. Our estimates of expected losses are adjusted over time based on changes to the actual costs of the underlying claims, which could result in additional expense or reversal of expense previously recorded.

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

Restructuring and exit costs. Discounted liabilities for future lease costs of closed restaurants, net of the fair value of related subleases, are recorded when the restaurants are closed. All other costs related to closed restaurants are expensed as incurred. In assessing the discounted liabilities for future costs of obligations related to closed restaurants, we make assumptions regarding amounts of future subleases.

The most significant estimates included in our accrued exit costs liabilities relates to the timing and amount of estimated subleases. If any of the estimates or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

Income taxes. We make certain estimates and judgments in the calculation of our provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized.

Share-based compensation. Share-based compensation is estimated for equity awards at fair value at the grant date. The fair value of restricted stock units containing a market condition is determined using the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition. Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the Consolidated Statements of Income.

Recent Accounting Pronouncements

See the Accounting Standards to be Adopted section of Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 31, 2014, borrowings under our credit facility bore interest at variable rates based on LIBOR plus a spread of 200 basis points per annum. Through March 31, 2015, up to $150 million of the borrowings under our credit facility has a 200 basis point LIBOR point cap.

On March 31, 2015, our interest rate swap with a notional amount of $120 million goes into effect. Based on our consolidated leverage ratio in effect as of December 31, 2014, under the terms of the swap, we will pay an average fixed rate of 3.13% on the notional amount and receive payments from a counterparty based on the 30-day LIBOR rate, which will mitigate a portion of our exposure to variability in future cash flows attributes to payments of LIBOR.
Based on the levels of borrowings under the credit facility at December 31, 2014, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $0.5 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at December 31, 2014, taking into consideration the interest rate cap and interest rate swap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would increase or decrease our projected benefit obligation related to our pension plan by approximately $2.5 million and would impact the pension plan's net periodic benefit cost by approximately $0.1 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase, respectively, our projected benefit obligation related to our other defined benefit plans by less than $0.1 million while the plans' net periodic benefit cost would remain flat. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.2 million, respectively.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management’s assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective, based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 31, 2014 and December 25, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Greenville, South Carolina
March 13, 2015

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our Common Stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled "General-Equity Security Ownership", “Election of Directors”, "Executive Compensation", “Section 16(a) Beneficial Ownership Reporting Compliance”, "Related Party Transactions" and "Code of Ethics" in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation's 2015 Annual Meeting of the Shareholders (the "proxy statement") and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

*3.1
Restated Certificate of Incorporation of Denny's Corporation dated March 3, 2003, as amended by Certificate of Amendment to Restated Certificate of Incorporation to Increase Authorized Capitalization dated August 25, 2004 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2004).

*3.2
By-Laws of Denny's Corporation, as effective as of May 23, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of Denny's Corporation filed with the Commission on June 7, 2013).

+*10.1
Form of stock option agreement to be used under the Denny's Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Denny's Corporation (File No. 333-120093) filed with the Commission on October 29, 2004).

+*10.2
Form of deferred stock unit award certificate to be used under the Denny's Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2004).

+*10.3
Employment Offer Letter dated August 16, 2005 between Denny's Corporation and F. Mark Wolfinger (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 28, 2005).

+*10.4
Employment Offer Letter dated July 19, 2010 between Denny's Corporation and Frances L. Allen (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 29, 2010).

+*10.5
Employment Offer Letter dated January 6, 2011 between Denny's Corporation and John C. Miller (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 30, 2011).

*10.6
Credit Agreement dated as of April 12, 2012 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Regions Bank and General Electric Capital Corporation, as Co-Syndication Agents, Cadence Bank and RBS Citizens, N.A., as Co-Documentation Agents, the other lenders party thereto, and Wells Fargo Securities, LLC, Regions Capital Markets, a Division of Regions Bank, and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2012).

*10.7
Guarantee and Collateral Agreement dated as of April 12, 2012 among Denny's, Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other subsidiaries of Parent from time to time party thereto and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2012).

*10.8
Amended and Restated Credit Agreement dated as of April 24, 2013 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Regions Bank and General Electric Capital Corporation, as Co-Syndication Agents, Cadence Bank N.A., Fifth Third Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the other lenders party thereto, and Wells Fargo Securities, LLC, Regions Capital Markets and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

*10.9
Amended and Restated Guarantee and Collateral Agreement dated as of April 24, 2013 among Denny's, Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other Subsidiaries of Parent from time to time party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

Exhibit No.	Description

*10.10
First Amendment to Amended and Restated Credit Agreement dated as of October 14, 2014 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, and the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2014).

+*10.11
Denny's Corporation Amended and Restated Executive and Key Employee Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 25, 2013).

+*10.12	Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement of Denny's Corporation filed with the Commission on April 5, 2012).

+*10.13	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008).

+*10.14
Amendment to the Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2009).

+*10.15
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008).

+*10.16
Form of the 2011 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 30, 2011).

+*10.17
Written Description of the Denny's 2011 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 30, 2011).

+*10.18
Form of the 2012 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2012).

+*10.19
Written Description of the Denny's 2012 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2012).

+*10.20
Form of the 2013 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

+*10.21
Written Description of the Denny's 2013 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

+*10.22
Form of the 2014 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 26, 2014).

Exhibit No.	Description

+*10.23
Written Description of the Denny's 2014 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 26, 2014).

+*10.24	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.25
Form of Performance-Based Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.26	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 30, 2009).

+10.27	Form of deferred stock unit award certificate to be used under the Denny's Corporation 2012 Omnibus Incentive Plan.

21.1	Subsidiaries of Denny's.

23.1	Consent of KPMG LLP.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 31, 2014 and December 25, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 31, 2014 and December 25, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

 /s/ KPMG LLP
Greenville, South Carolina
March 13, 2015

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 25, 2013
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,074	$2,943
Receivables	18,059	17,321
Inventories	2,952	2,881
Current deferred tax asset	24,310	23,264
Prepaid and other current assets	7,676	7,417
Total current assets	56,071	53,826
Property	109,777	105,620
Goodwill	31,451	31,451
Intangible assets, net	46,278	47,925
Deferred financing costs, net	1,614	2,097
Noncurrent deferred tax asset	19,252	28,290
Other noncurrent assets	25,415	26,568
Total assets	$289,858	$295,777

Liabilities
Current liabilities:
Current maturities of long-term debt	$4,125	$3,000
Current maturities of capital lease obligations	3,609	4,150
Accounts payable	13,250	14,237
Other current liabilities	59,432	52,698
Total current liabilities	80,416	74,085
Long-term liabilities:
Long-term debt, less current maturities	135,875	150,000
Capital lease obligations, less current maturities	15,204	15,923
Liability for insurance claims, less current portion	18,005	18,249
Other noncurrent liabilities and deferred credits	38,775	29,089
Total long-term liabilities	207,859	213,261
Total liabilities	288,275	287,346

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; December 31, 2014: 105,818 shares issued and 84,707 shares outstanding; December 25, 2013: 105,014 shares issued and 89,232 shares outstanding;	1,058	1,050
Paid-in capital	571,674	567,505
Deficit	(438,221)	(470,946)
Accumulated other comprehensive loss, net of tax	(24,602)	(16,842)
Shareholders’ equity before treasury stock	109,909	80,767
Treasury stock, at cost, 21,111 and 15,782 shares, respectively	(108,326)	(72,336)
Total shareholders' equity	1,583	8,431
Total liabilities and shareholders' equity	$289,858	$295,777

See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$334,684	$328,334	$353,710
Franchise and license revenue	137,611	134,259	134,653
Total operating revenue	472,295	462,593	488,363
Costs of company restaurant sales:
Product costs	86,825	85,540	88,473
Payroll and benefits	133,280	131,305	141,303
Occupancy	20,845	21,519	23,405
Other operating expenses	47,858	45,192	49,025
Total costs of company restaurant sales	288,808	283,556	302,206
Costs of franchise and license revenue	44,761	46,109	46,675
General and administrative expenses	58,907	56,835	60,307
Depreciation and amortization	21,218	21,501	22,304
Operating (gains), losses and other charges, net	1,270	7,071	482
Total operating costs and expenses, net	414,964	415,072	431,974
Operating income	57,331	47,521	56,389
Interest expense, net	9,182	10,282	13,369
Other nonoperating (income) expense, net	(612)	1,139	7,926
Net income before income taxes	48,761	36,100	35,094
Provision for income taxes	16,036	11,528	12,785
Net income	$32,725	$24,572	$22,309

Basic net income per share	$0.38	$0.27	$0.23
Diluted net income per share	$0.37	$0.26	$0.23

Basic weighted average shares outstanding	86,323	90,829	94,949
Diluted weighted average shares outstanding	88,355	92,903	96,754

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Net income	$32,725	$24,572	$22,309
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment, net of tax (benefit) expense of $(4,019), $4,164 and $(191)	(6,304)	6,309	(186)
Recognition of unrealized (loss) gain on hedge transaction, net of tax (benefit) expense of $(933) and $1,184	(1,456)	1,848	—
Other comprehensive (loss) income	(7,760)	8,157	(186)
Total comprehensive income	$24,965	$32,729	$22,123

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 28, 2011	102,668	$1,027	(6,696)	$(25,459)	$557,396	$(517,827)	$(24,813)	$(9,676)
Net income	—	—	—	—	—	22,309	—	22,309
Other comprehensive loss	—	—	—	—	—	—	(186)	(186)
Share-based compensation on equity classified awards	—	—	—	—	2,082	—	—	2,082
Purchase of treasury stock	—	—	(4,839)	(22,179)	—	—	—	(22,179)
Issuance of common stock for share-based compensation	253	3	—	—	(3)	—	—	—
Exercise of common stock options	843	8	—	—	2,172	—	—	2,180
Tax benefit from share-based compensation	—	—	—	—	1,010	—	—	1,010
Balance, December 26, 2012	103,764	1,038	(11,535)	(47,638)	562,657	(495,518)	(24,999)	(4,460)
Net income	—	—	—	—	—	24,572	—	24,572
Other comprehensive income	—	—	—	—	—	—	8,157	8,157
Share-based compensation on equity classified awards	—	—	—	—	2,292	—	—	2,292
Purchase of treasury stock	—	—	(4,247)	(24,698)	—	—	—	(24,698)
Issuance of common stock for share-based compensation	351	3	—	—	(3)	—	—	—
Exercise of common stock options	899	9	—	—	2,946	—	—	2,955
Tax expense from share-based compensation	—	—	—	—	(387)	—	—	(387)
Balance, December 25, 2013	105,014	1,050	(15,782)	(72,336)	567,505	(470,946)	(16,842)	8,431
Net income	—	—	—	—	—	32,725	—	32,725
Other comprehensive loss	—	—	—	—	—	—	(7,760)	(7,760)
Share-based compensation on equity classified awards	—	—	—	—	2,345	—	—	2,345
Purchase of treasury stock	—	—	(5,329)	(35,990)	—	—	—	(35,990)
Issuance of common stock for share-based compensation	151	1	—	—	(1)	—	—	—
Exercise of common stock options	653	7	—	—	2,162	—	—	2,169
Tax expense from share-based compensation	—	—	—	—	(337)	—	—	(337)
Balance, December 31, 2014	105,818	$1,058	(21,111)	$(108,326)	$571,674	$(438,221)	$(24,602)	$1,583

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$32,725	$24,572	$22,309
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	21,218	21,501	22,304
Operating (gains), losses and other charges, net	1,270	7,071	482
Amortization of deferred financing costs	483	497	775
Amortization of debt discount	—	—	137
(Gain) loss on early extinguishments of debt	(33)	2,226	8,290
(Gain) loss on interest rate hedges	(11)	42	61
Deferred income tax expense	13,215	9,100	11,423
Reversal of tax valuation allowance	(270)	(420)	(661)
Share-based compensation	5,846	4,852	3,496
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	(1,119)	116	(1,740)
Inventories	(71)	9	548
Other current assets	(259)	984	2,820
Other assets	(2,118)	(2,110)	(3,172)
Increase (decrease) in liabilities:
Accounts payable	1,561	(5,520)	(1,217)
Accrued salaries and vacations	2,648	(2,545)	2,279
Accrued taxes	871	101	(747)
Other accrued liabilities	114	(746)	(4,420)
Other noncurrent liabilities and deferred credits	(1,159)	(2,688)	(3,763)
Net cash flows provided by operating activities	74,911	57,042	59,204
Cash flows from investing activities:
Capital expenditures	(22,076)	(16,818)	(14,164)
Acquisition of restaurants and real estate	—	(3,980)	(1,422)
Proceeds from disposition of property	64	1,582	15,555
Collections on notes receivable	2,289	4,779	1,970
Issuance of notes receivable	(1,566)	(2,033)	(5,440)
Net cash flows used in investing activities	(21,289)	(16,470)	(3,501)
Cash flows from financing activities:
Revolver borrowings	32,200	124,200	—
Revolver payments	(42,200)	(28,950)	—
Term loan borrowings	—	60,000	190,000
Long-term debt payments	(7,237)	(176,729)	(222,741)
Debt transaction costs	—	(366)	(1,097)
Deferred financing costs	—	(1,374)	(1,809)
Purchase of treasury stock	(36,058)	(25,039)	(21,618)
Proceeds from exercise of stock options	2,169	2,955	2,180
Tax withholding on share-based payments	(419)	(796)	(327)
Tax (expense) benefit for share-based compensation	(337)	(387)	1,010
Net bank overdrafts	(1,609)	(4,708)	(1,476)
Net cash flows used in financing activities	(53,491)	(51,194)	(55,878)
Increase (decrease) in cash and cash equivalents	131	(10,622)	(175)
Cash and cash equivalents at beginning of period	2,943	13,565	13,740
Cash and cash equivalents at end of period	$3,074	$2,943	$13,565

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and nine foreign countries with principal concentrations in California (24% of total restaurants), Texas (11%) and Florida (8%).

At December 31, 2014, the Denny's brand consisted of 1,702 restaurants, 1,541 of which were franchised/licensed restaurants and 161 of which were company operated.

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

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2014 included 53 weeks of operations, whereas 2013 and 2012 each included 52 weeks of operations.

Reclassifications. The prior year proceeds and repayments of the revolving credit facility have been reclassified in the Consolidated Statement of Cash Flows to conform to the current gross basis presentation.

Cash Equivalents and Short-term Investments. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $5.0 million and $5.3 million at December 31, 2014 and December 25, 2013, respectively.

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

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust include debt and equity mutual funds. They are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to the liability in our Consolidated Statements of Income. During 2014, 2013 and 2012, we incurred net gains of $0.5 million, $1.1 million and $0.7 million, respectively. The fair value of the deferred compensation plan investments were $9.3 million and $8.2 million at December 31, 2014 and December 25, 2013, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. There were no cash overdrafts at December 31, 2014. Accounts payable in our Consolidated Balance Sheets include cash overdrafts of $1.6 million at December 25, 2013. Changes in such amounts are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

Total discounted workers’ compensation, general/product and automobile insurance liabilities at December 31, 2014 and December 25, 2013 were $23.1 million and $23.8 million, respectively, with each reflecting a 1.0% discount rate. The related undiscounted amounts at such dates were $23.7 million and $24.4 million, respectively.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance reduces our net deferred tax assets to the amount that is more likely than not to be realized. We make certain estimates and judgments in the calculation of our provision for incomes taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets.

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

Fair Value Measurements. The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances and related risk-based interest rates. The liabilities under our credit facility are carried at historical cost. The estimated fair value (Level 2) of our senior secured term loan approximates its carrying value. The fair value of our long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at market rates.

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

Gift cards. We sell gift cards which have no stated expiration dates. We recognize revenue from gift cards when the gift card is redeemed by the customer or when we determine the likelihood of redemption is remote (gift card breakage). Breakage is based on our company-specific historical redemption patterns. We recognized $0.4 million, $0.3 million and $0.3 million in breakage on gift cards during 2014, 2013 and 2012, respectively. We believe that the amounts recognized for breakage have been and will continue to be insignificant.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. Continuing fees, such as royalties and rents, are recorded as income. During 2014, 2013 and 2012, we recorded initial fees of $1.9 million, $1.6 million and $3.0 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Income. At December 31, 2014 and December 25, 2013, deferred fees were $1.6 million and $1.1 million, respectively, and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. For 2014, 2013 and 2012, our ten largest franchisees accounted for 32% of our franchise revenues.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2014, 2013 and 2012 was $12.3 million, $11.7 million and $13.4 million, respectively, net of contributions from franchisees to our advertising programs, including local co-operatives, of $70.3 million, $66.6 million and $65.1 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Income.

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

Disposal or Impairment of Long-lived Assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. For assets identified as held for sale, we use the market approach and consider proceeds from similar asset sales. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. Generally, all restaurants with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. For underperforming assets, we use the income approach to determine both the recoverability and estimated fair value of the assets. To estimate future cash flows we make certain assumptions about expected future operating performance, such as revenue growth, operating margins, risk-adjusted discount rates, and future economic and market conditions. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

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

Accounting Standards to be Adopted.

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

Revenue Recognition

ASU 2014-09, "Revenue from Contracts with Customers"

In May 2014, the FASB issued ASU 2014-09, which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 (our fiscal 2017). The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption, however early adoption is not permitted. We are currently evaluating the adoption methods and the impact the adoption of this guidance will have on our consolidated financial statements, however we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Share-Based Compensation

ASU 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)"

In June 2014, the FASB issued ASU No. 2014-12, which clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASI 2014-12 is effective for annual and interim periods beginning after December 15, 2015 (our fiscal 2016) with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements,

Going Concern

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

Note 3.     Receivables

Receivables, net were comprised of the following:

	December 31, 2014	December 25, 2013
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,929	$10,072
Notes receivable from franchisees and third parties	1,419	1,800
Vendor receivables	2,534	2,516
Credit card receivables	1,661	2,162
Other	1,816	1,002
Allowance for doubtful accounts	(300)	(231)
Total current receivables, net	$18,059	$17,321

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$425	$766

Note 4.     Property, Net

Property, net consisted of the following:

	December 31, 2014	December 25, 2013
	(In thousands)
Land	$27,198	$27,198
Buildings and leasehold improvements	233,339	229,918
Other property and equipment	77,493	75,740
Total property owned	338,030	332,856
Less accumulated depreciation	241,678	241,257
Property owned, net	96,352	91,599
Buildings, vehicles and other equipment held under capital leases	26,836	28,730
Less accumulated amortization	13,411	14,709
Property held under capital leases, net	13,425	14,021
Total property, net	$109,777	$105,620

 The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 31, 2014	December 25, 2013
	(In thousands)
Land	$14,977	$14,977
Buildings and leasehold improvements	63,098	64,458
Total property owned, leased to franchisees	78,075	79,435
Less accumulated depreciation	53,994	54,473
Property owned, leased to franchisees, net	24,081	24,962
Buildings held under capital leases, leased to franchisees	7,251	10,206
Less accumulated amortization	5,208	7,345
Property held under capital leases, leased to franchisees, net	2,043	2,861
Total property leased to franchisees, net	$26,124	$27,823

Depreciation expense, including amortization of property under capital leases, for 2014, 2013 and 2012 was $19.2 million, $18.6 million and $19.1 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 5.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 31, 2014	December 25, 2013
	(In thousands)
Balance, beginning of year	$31,451	$31,430
Additions related to acquisitions	—	28
Write-offs and reclassifications associated with sale of restaurants	—	(7)
Balance, end of year	$31,451	$31,451

Other intangible assets were comprised of the following:

	December 31, 2014		December 25, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,065	$—	$44,055	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	22,366	21,426	31,248	29,007
Reacquired franchise rights	1,857	710	1,857	354
Intangible assets	$68,414	$22,136	$77,286	$29,361

The $8.9 million decrease in franchise and license agreements primarily resulted from the removal of fully amortized agreements. The amortization expense for definite-lived intangibles and other assets for 2014, 2013 and 2012 was $2.1 million, $2.9 million and $3.2 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2015	$1,072
2016	400
2017	119
2018	52
2019	52

We performed an annual impairment test as of December 31, 2014 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 31, 2014	December 25, 2013
	(In thousands)
Accrued salaries and vacation	$23,928	$18,810
Accrued insurance, primarily current portion of liability for insurance claims	6,340	7,519
Accrued taxes	7,129	6,258
Accrued advertising	8,027	6,791
Gift cards	4,017	4,057
Other	9,991	9,263
Other current liabilities	59,432	52,698

Note 7.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Gains on sales of assets and other, net	$(112)	$(66)	$(7,090)
Restructuring charges and exit costs	981	1,389	3,912
Impairment charges	401	5,748	3,660
Operating (gains), losses and other charges, net	$1,270	$7,071	$482

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Exit costs	$335	$630	$1,926
Severance and other restructuring charges	646	759	1,986
Total restructuring charges and exit costs	$981	$1,389	$3,912

Severance and other restructuring charges of $2.0 million for 2012 includes charges related to the departure of the Company's former Chief Operating Officer.

The components of the change in accrued exit cost liabilities were as follows:

	December 31, 2014	December 25, 2013
	(In thousands)
Balance, beginning of year	$3,149	$4,061
Exit costs (1)	335	630
Payments, net of sublease receipts	(1,426)	(1,726)
Reclassification of certain lease liabilities, net	(95)	(69)
Interest accretion	179	253
Balance, end of year	2,142	3,149
Less current portion included in other current liabilities	483	1,260
Long-term portion included in other noncurrent liabilities	$1,659	$1,889

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2015	$596
2016	346
2017	289
2018	301
2019	272
Thereafter	901
Total	2,705
Less imputed interest	563
Present value of exit cost liabilities	$2,142

The present value of exit cost liabilities is net of $2.4 million of existing sublease arrangements and $1.4 million related to properties for which we assume we will enter into sublease agreements in the future. See Note 8 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed restaurants.

Impairment charges of $0.4 million for the year ended December 31, 2014 resulted primarily from the impairment of an underperforming restaurant. Impairment charges of $5.7 million for the year ended December 25, 2013 resulted primarily from the $4.8 million impairment of an underperforming restaurant and the $0.8 million impairment of restaurants and a piece of real estate identified as assets held for sale. Impairment charges of $3.7 million for the year ended December 26, 2012 resulted primarily from the impairment of seven restaurants identified as held for sale and the impairment of an underperforming restaurant.

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

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed restaurants, at December 31, 2014 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2015	$6,451	$31,904	$30,610
2016	5,561	29,473	28,546
2017	4,967	26,658	26,531
2018	3,738	22,376	23,072
2019	2,970	18,145	19,062
Thereafter	9,306	65,611	97,165
Total	32,993	$194,167	$224,986
Less imputed interest	14,180
Present value of capital lease obligations	$18,813

Rent expense is a component of both occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Income. Lease and sublease rental income is a component of franchise and license revenue in our Consolidated Statements of Income. Rental expense and income were comprised of the following:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Rental expense:
Base rents	$33,402	$35,667	$38,326
Contingent rents	5,535	5,412	5,762
Total rental expense	$38,937	$41,079	$44,088

Rental income:
Base rents	$33,926	$36,183	$37,363
Contingent rents	4,608	4,389	3,871
Total rental income	$38,534	$40,572	$41,234

Note 9.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of December 31, 2014:
Deferred compensation plan investments (1)	$9,295	$9,295	$—	$—	market approach
Interest rate swaps (2)	642	—	642	—	income approach
Interest rate caps (2)	$0	$—	$0	$—	income approach
Total	$9,937	$9,295	$642	$—

Fair value measurements as of December 25, 2013:
Deferred compensation plan investments (1)	$8,168	$8,168	$—	$—	market approach
Interest rate swaps (2)	$3,032	$—	$3,032	$—	income approach
Interest rate caps (2)	$11	$—	$11	$—	income approach
Total	$11,211	$8,168	$3,043	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the participants’ elected investments.

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

Fair value measurements as of December 31, 2014:
Assets held and used (1)	$—	$320	income approach

Fair value measurements as of December 25, 2013:
Assets held and used (1)	$1,198	$4,795	income approach

(1)
As of both December 31, 2014 and December 25, 2013, impaired assets related to an underperforming restaurant were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly.

Note 10.     Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2014	December 25, 2013
	(In thousands)
Revolving loans due April 24, 2018	$85,250	$95,250
Term loans due April 24, 2018	54,750	57,750
Capital lease obligations	18,813	20,073
Total long-term debt	158,813	173,073
Less current maturities	7,734	7,150
Noncurrent portion of long-term debt	$151,079	$165,923

Aggregate annual maturities of long-term debt, excluding capital lease obligations (see Note 8), at December 31, 2014 are as follows:

(In thousands)
2015	$4,125
2016	4,500
2017	5,625
2018	125,750
2019	—
Thereafter	—
Total long-term debt, excluding capital lease obligations	$140,000

Denny's Corporation and certain of its subsidiaries have a credit facility comprised of a senior secured term loan in an original principal amount of $60 million and a $190 million senior secured revolver (with a $30 million letter of credit sublimit). As of December 31, 2014, we had outstanding term loan borrowings under the credit facility of $54.8 million and outstanding letters of credit under the senior secured revolver of $25.7 million. There were $85.3 million of revolving loans outstanding at December 31, 2014. These balances resulted in availability of $79.0 million under the revolving facility. The weighted average interest rate under the term loan and on outstanding revolver loans was 2.17%, as of both December 31, 2014 and December 25, 2013.
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
The credit facility is guaranteed by the Company and its material subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants and restrictions (including limitation on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments) that are usual for facilities of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and maximum capital expenditures.
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
During the year ended December 31, 2014, we paid $3.0 million on the term loan under the credit facility.

Interest Rate Hedges
We have entered into interest rate hedges that cap the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applied to $125 million of borrowings from April 14, 2013 through April 13, 2014 and applies to $150 million of borrowings from April 14, 2014 through March 31, 2015.

We also have entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 through March 29, 2018. During the quarter ended December 31, 2014, we determined that a portion of the underlying cash flows related to the swap were no longer probable of occurring over the term of the interest rate swap due to the probability of paying the debt down below the notional amount. As a result, we terminated an interest rate swap with a notional amount of $30 million.

We continue to designate the remaining interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation from March 31, 2015 through March 29, 2018. Based on our consolidated leverage ratio in effect as of December 31, 2014, under the terms of the swap, we will pay an average fixed rate of 3.13% on the notional amount and receive payments from a counterparty based on the 30-day LIBOR rate. As of December 31, 2014, the fair value of the interest rate swap was $0.6 million, which is recorded as a component of other noncurrent assets on our Consolidated Balance Sheets. See Note 15 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swap.

We believe that our estimated cash flows from operations for 2015, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 11.     Employee Benefit Plans

We maintain several defined benefit plans which cover a substantial number of employees. Benefits are based upon each employee’s years of service and average salary. Our funding policy is based on the minimum amount required under the Employee Retirement Income Security Act of 1974. Our pension plan was closed to new qualifying participants as of December 31, 1999. Benefits ceased to accrue for pension plan participants as of December 31, 2004. We also maintain defined contribution plans.

On September 17, 2014, our Board of Directors approved the termination of the Advantica Pension Plan as of December 31, 2014, effective upon confirmation of compliance with any requirements under the terms of our credit facility. We currently expect that termination of such plan will be completed by the end of fiscal 2015 or early 2016. Settlement gain or loss, if any, resulting from the termination will be recognized at that time. See the "Contributions and Expected Future Benefit Payments" section below for details on the expected impact of the termination.

Defined Benefit Plans

The obligations and funded status for our pension plan and other defined benefit plans were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 31, 2014	December 25, 2013	December 31, 2014	December 25, 2013
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$64,391	$73,926	$2,716	$2,837
Service cost	380	400	—	—
Interest cost	3,099	2,977	123	111
Actuarial losses (gains)	12,313	(7,836)	298	(37)
Benefits paid	(5,975)	(5,076)	(195)	(195)
Settlements	—	—	(229)	—
Benefit obligation at end of year	$74,208	$64,391	$2,713	$2,716
Accumulated benefit obligation	$74,208	$64,391	$2,713	$2,716

Change in Plan Assets:
Fair value of plan assets at beginning of year	$61,094	$58,006	$—	$—
Actual return on plan assets	5,201	5,364	—	—
Employer contributions	2,500	2,800	424	195
Benefits paid	(5,975)	(5,076)	(195)	(195)
Settlements	—	—	(229)	—
Fair value of plan assets at end of year	$62,820	$61,094	$—	$—
Funded status	$(11,388)	$(3,297)	$(2,713)	$(2,716)

The amounts recognized in the Consolidated Balance Sheets were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 31, 2014	December 25, 2013	December 31, 2014	December 25, 2013
	(In thousands)
Other current liabilities	$—	$—	$(224)	$(451)
Other noncurrent liabilities and deferred credits	(11,388)	(3,297)	(2,489)	(2,265)
Net amount recognized	$(11,388)	$(3,297)	$(2,713)	$(2,716)

The amounts recognized in accumulated other comprehensive income, that have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 31, 2014	December 25, 2013	December 31, 2014	December 25, 2013
	(In thousands)
Unamortized actuarial losses, net	$(27,574)	(17,433)	(1,081)	(899)

Before considering the potential termination of our qualified pension plan, during fiscal 2015, $1.7 million and less than $0.1 million of accumulated other comprehensive income will be recognized related to the pension plan and other defined benefit plans, respectively.

The components of the change in unamortized actuarial losses, net, included in accumulated other comprehensive loss were as follows:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013
	(In thousands)
Pension Plan:
Balance, beginning of year	$(17,433)	$(27,798)
Benefit obligation actuarial (loss) gain	(12,313)	7,836
Net gain	1,248	876
Amortization of net loss	924	1,653
Balance, end of year	$(27,574)	$(17,433)

Other Defined Benefit Plans:
Balance, beginning of year	$(899)	$(1,007)
Benefit obligation actuarial (loss) gain	(298)	37
Amortization of net loss	66	71
Settlement loss recognized	50	—
Balance, end of year	$(1,081)	$(899)

Minimum pension liability adjustments, net of tax for 2014, 2013 and 2012 were an addition of $6.3 million, a reduction of $6.3 million and an addition of $0.2 million, respectively.

Total minimum pension liability adjustments of $25.0 million (net of a tax benefit of $3.7 million) and $18.7 million (including tax expense of $0.4 million) are included as a component of accumulated other comprehensive loss, net in our Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014 and December 25, 2013, respectively.

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Pension Plan:
Service cost	$380	$400	$380
Interest cost	3,099	2,977	3,200
Expected return on plan assets	(3,953)	(4,488)	(4,057)
Amortization of net loss	924	1,653	1,763
Net periodic benefit cost	$450	$542	$1,286
Other comprehensive loss (income)	$10,141	$(10,364)	$202

Other Defined Benefit Plans:
Interest cost	$123	$111	$116
Amortization of net loss	66	71	52
Settlement loss recognized	50	—	—
Net periodic benefit cost	$239	$182	$168
Other comprehensive loss (income)	$182	$(109)	$175

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2014, 2013 and 2012 were $0.7 million, $0.7 million and $1.5 million, respectively.

Assumptions

Because our pension plan was closed to new qualifying participants as of December 31, 1999 and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2014, 2013 or 2012.

	December 31, 2014	December 25, 2013	December 26, 2012
Assumptions used to determine benefit obligations:
Discount rate	4.12%	4.98%

Assumptions used to determine net periodic pension cost:
Discount rate	4.98%	4.18%	4.59%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	6.50%	7.75%	7.75%

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

Plan Assets

The investment policy of our pension plan is based on an evaluation of our ability and willingness to assume investment risk in light of the financial and benefit-related goals objectives deemed to be prudent by the fiduciaries of our pension plan assets. These objectives include, but are not limited to, earning a rate of return over time to satisfy the benefit obligation, managing funded status volatility and maintaining sufficient liquidity. As of December 31, 2014, the strategic target asset allocation is 75% fixed income securities (diversified between corporate and government holdings and generally long duration) and 25% equity securities (diversified between domestic and international holdings).

We review the strategic asset allocation periodically to determine the appropriate balance between cost and risk, taking into account the regulatory funding requirements and the nature of our pension plan's liabilities. We monitor the competitive performance versus market benchmarks and rebalance to target allocations if necessary on a quarterly basis.

The fair values of our pension plan assets were as follows:

	Fair Value Measurements as of December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$1,812	$1,812	$—	$—
Equity securities:
U.S. large-cap (a)	7,154	7,154	—	—
U.S. mid-cap (b)	2,182	2,182	—	—
U.S. small-cap (c)	506	506	—	—
International large-cap	4,185	4,185	—	—
Fixed income securities:
U.S. Treasuries	5,202	5,202	—	—
Corporate bonds (d)	40,226	40,226	—	—
Other types of investments:
Commingled funds (e)	1,553	—	1,553	—
Total	$62,820	$61,267	$1,553	$—

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

Contributions and Expected Future Benefit Payments

We made contributions of $2.5 million and $2.8 million to our qualified pension plan during the years ended December 31, 2014 and December 25, 2013, respectively. We made contributions of $0.4 million and $0.2 million to our other defined benefit plans during the years ended December 31, 2014 and December 25, 2013, respectively. During fiscal 2015 or early 2016, we will be required to make contributions to the Advantica Pension Plan as a result of the planned termination. We currently estimate that these contributions will be between $6 million and $8 million. This estimate is based on expected interest rates, returns on plan assets and participant elections. We expect to contribute $0.2 million to our other defined benefit plans during 2015. Before considering the potential termination of our qualified pension plan, benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2020 through 2024 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2015	$3,608	$224
2016	3,530	280
2017	3,480	232
2018	3,529	236
2019	3,627	420
2020 through 2024	20,548	1,169

Defined Contribution Plans

Eligible employees can elect to contribute up to 25% of their compensation to our 401(k) plan. As a result of certain IRS limitations, participation in a non-qualified deferred compensation plan is offered to certain employees. Under this deferred compensation plan, participants are allowed to defer up to 50% of their annual salary and up to 100% of their incentive compensation. Under both plans, we make matching contributions of up to 3% of compensation. Participants in the deferred compensation plan are eligible to participate in the 401(k) plan; however, due to the above referenced IRS limitations, they are not eligible to receive the matching contributions under the 401(k) plan. Under these plans, we made contributions of $1.4 million, $1.4 million and $1.3 million for 2014, 2013 and 2012, respectively.

Note 12.     Share-Based Compensation

Share-Based Compensation Plans

We maintain three share-based compensation plans under which stock options and other awards granted to our employees and directors are outstanding. Currently, the Denny's Corporation 2012 Omnibus Incentive Plan (the "2012 Omnibus Plan") is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 31, 2014, there were 3.0 million shares available for grant under the 2012 Omnibus Plan. In addition, we have 0.8 million shares available to be issued outside of the 2012 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Stock options	$52	$558	$909
Performance share awards	5,009	3,488	2,050
Restricted stock units for board members	785	806	537
Total share-based compensation	$5,846	$4,852	$3,496

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of year	2,191	$3.28
Exercised	(653)	$3.32
Outstanding, end of year	1,538	$3.26	4.28	$10,841
Exercisable, end of year	1,538	$3.26	4.28	$10,841

The aggregate intrinsic value represents the difference between the market price of our stock on December 31, 2014 and the exercise price, multiplied by the number of options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $3.0 million, $2.6 million and $1.7 million during the years ended December 31, 2014, December 25, 2013 and December 26, 2012, respectively.

There were no options granted during the years ended December 31, 2014, December 25, 2013 and December 26, 2012. As of December 31, 2014, there was no unrecognized compensation cost related to unvested stock option awards outstanding.

Restricted Stock Units

We primarily grant restricted stock units containing a market condition based on the total shareholder return of our stock compared with the returns of a group of peer companies. The number of shares that are ultimately released is dependent upon the level of obtainment of the market condition. The following table summarizes information about restricted stock units activity:

	Fiscal Year Ended
	December 31, 2014		December 25, 2013		December 26, 2012
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	832	$6.55	933	$4.30	1,276	$3.19
Granted	285	$7.51	331	$8.05	397	$6.05
Released	(182)	$4.74	(430)	$2.83	(445)	$3.28
Forfeited	(90)	$7.22	(2)	$4.63	(295)	$3.37
Outstanding, end of year	845	$7.20	832	$6.55	933	$4.30
Nonvested, end of year	548	$7.82	661	$7.05	804	$4.56

The fair value of shares released during the years ended December 31, 2014, December 25, 2013 and December 26, 2012, were $1.4 million, $2.7 million and $1.4 million, respectively.

In February 2014, we granted approximately 0.2 million performance shares and related performance-based target cash awards of $2.2 million to certain employees. In April 2014, we granted less than 0.1 million performance shares and related performance-based target cash awards of $0.3 million to additional employees under the same award plan. As these awards contain a market condition, a Monte Carlo valuation was used to determine the performance shares' grant date fair value of $7.65 per share (February 2014) and $6.80 per share (April 2014) and the payout probabilities of the target cash awards. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 31, 2014. The performance period is the three year fiscal period beginning December 26, 2013 and ending December 28, 2016. The performance shares and cash awards will vest and be earned (from 0% to 200% of the target award for each such increment) at the end of the performance period based on the total shareholder return of our stock compared with the total shareholder returns of a group of peer companies.

During the years ended December 31, 2014, December 25, 2013 and December 26, 2012, we made payments of $1.1 million, $1.2 million and $1.0 million in cash, respectively and issued shares of 0.1 million, 0.3 million and 0.2 million, respectively related to restricted stock units.

As of December 31, 2014 and December 25, 2013, we had accrued compensation of $2.5 million and $0.7 million, respectively, included as a component of other current liabilities and $2.5 million and $1.9 million, respectively, included as a component of other noncurrent liabilities in our Consolidated Balance Sheets (based on the fair value of the related shares for the liability classified units as of the respective balance sheet dates). As of December 31, 2014, we had $4.6 million of unrecognized compensation cost related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 1.7 years.

Board Deferred Stock Units

During the year ended December 31, 2014, we granted 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $6.57 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the year ended December 31, 2014, less than 0.1 million deferred stock units were converted into shares of common stock. As of December 31, 2014, we had approximately $0.2 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.3 years.

Note 13.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Current:
Federal	$377	$428	$875
State and local	1,818	1,548	382
Foreign	896	872	766
Deferred:
Federal	13,269	9,285	9,683
State and local	(54)	(185)	1,740
Release of valuation allowance	(270)	(420)	(661)
Total provision for income taxes	$16,036	$11,528	$12,785

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 31, 2014	December 25, 2013	December 26, 2012
Statutory provision rate	35%	35%	35%
State and local taxes, net of federal income tax benefit	3	5	4
Foreign taxes, net of federal income tax benefit	1	1	1
Wage addback on income tax credits earned	2	3	2
General business credits generated	(6)	(10)	(7)
Other	(1)	(1)	3
Release of valuation allowance	(1)	(1)	(2)
Effective tax rate	33%	32%	36%

During 2014, we recorded a benefit of $0.3 million related to changes in the valuation allowance. For the 2014 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, the generation of employment tax credits and two discrete tax items. State job tax credits of $0.7 million were claimed during 2014 for current year’s hiring activity. State job tax credits of $0.5 million were also claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of $0.5 million. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends.

During 2013, we recorded a benefit of $0.4 million related to changes in the valuation allowance. For the 2013 period, the difference in the overall effective rate from the U.S. statutory rate was due to state and foreign taxes, employment tax credits and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of $0.3 million related to work opportunity credits generated in 2012, which were allowed retroactively. In addition, state job tax credits of $0.8 million were claimed during the 2013 period resulting from the prior year's hiring activity. A valuation allowance of $0.2 million was recorded against certain state jobs tax credits during the 2013 period related to changes in California law enacted during the period.

During 2012, we recorded a benefit of $0.7 million related to changes in the valuation allowance. For the 2012 period, the difference in the overall effective rate from the U.S. statutory rate was due to state and foreign taxes and discrete tax items, including a $1.7 million out-of-period adjustment related to the reversal of a portion of the income tax benefit recorded in fourth quarter of 2011. This out-of-period adjustment was not material to any prior or current year financial statements or on earnings trends. In addition, a $1.6 million tax benefit was recorded in 2012 relating to additional state credits generated during 2012 from prior years' activity.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 31, 2014	December 25, 2013
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$9,063	$9,457
Capitalized leases	2,103	2,365
Accrued exit cost	1,031	1,485
Fixed assets	5,426	10,430
Pension, other retirement and compensation plans	16,527	11,237
Other accruals	2,526	885
Alternative minimum tax credit carryforwards	7,811	10,344
General business credit carryforwards - state and federal	22,089	29,490
Net operating loss carryforwards - state	12,368	12,976
Total deferred tax assets before valuation allowance	78,944	88,669
Less: valuation allowance	(12,481)	(12,751)
Total deferred tax assets	66,463	75,918
Deferred tax liabilities:
Intangible assets	(22,474)	(22,950)
Deferred finance costs	(177)	(230)
Interest rate swap	(250)	(1,184)
Total deferred tax liabilities	(22,901)	(24,364)
Net deferred tax asset	$43,562	$51,554

Net deferred tax assets are classified as follows:
Current	$24,310	$23,264
Noncurrent	19,252	28,290
Total	$43,562	$51,554

At December 31, 2014, we had available, on a consolidated basis, federal general business credit carryforwards of approximately $24.7 million, most of which expire between 2027 and 2034, and alternative minimum tax ("AMT") credit carryforwards of approximately $7.8 million, which never expire. We also had available AMT net operating loss ("AMT NOL") carryforwards of approximately $28.0 million, which expire in 2024 and 2030. Approximately $5.3 million of general business credit carryforwards are unrecognized in the schedule above and on our Consolidated Balance Sheets as a result of the application of ASC Paragraph 718-740-25-10, which delays their recognition in paid-in capital until they reduce taxes payable.

It is more likely than not that we will be able to utilize our credit carryforwards prior to expiration. In addition, it is more likely than not we will be able to utilize all of our existing temporary differences and a portion of our state tax net operating losses and state tax credit carryforwards prior to their expiration.

Of the valuation allowance remaining, approximately $2.0 million, if released, will be credited directly to paid-in capital.

The South Carolina net operating loss carryforwards represent 78% of the total state net operating loss carryforwards.

Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. In general, Section 382 places annual limitations on the use of certain tax attributes, such as AMT NOL and tax credit carryforwards, in existence at the ownership change date. It is our position that any pre-2005 AMT NOL and tax credits can be utilized as of December 31, 2014. The occurrence of an additional ownership change could limit our ability to utilize our current income tax credits generated after 2004.

There were no unrecognized tax benefits associated with uncertain income tax positions as of December 31, 2014 and December 25, 2013. We do not expect the unrecognized tax benefits to increase over the next twelve months. As of and for the years ended December 31, 2014 and December 25, 2013, there were no related interest and penalties recognized in our Consolidated Balance Sheets and Consolidated Statements of Income.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. We remain subject to examination for U.S. federal taxes for 2011-2014 and in the following major state jurisdictions: California (2010-2014), Florida (2011-2014) and Texas (2012-2014).

Note 14.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculation are summarized below:

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands, except per share amounts)
Net income	$32,725	$24,572	$22,309

Weighted average shares outstanding - basic	86,323	90,829	94,949
Effect of dilutive share-based compensation awards	2,032	2,074	1,805
Weighted average shares outstanding - diluted	88,355	92,903	96,754

Basic net income per share	$0.38	$0.27	$0.23
Diluted net income per share	$0.37	$0.26	$0.23

Anti-dilutive share-based compensation awards	218	331	748

Note 15.     Shareholders' Equity

Share Repurchases

Our credit facility permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. Over the past several years, our Board of Directors has approved share repurchase programs authorizing us to repurchase up to a set amount of shares of our Common Stock. Under the programs, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions.

During 2013 and 2012, the Board approved share repurchase programs for 10.0 million and 6.0 million, respectively. During 2014, 2013 and 2012, we repurchased 5.3 million, 4.2 million and 4.8 million shares for a total of $36.0 million, $24.7 million and $22.2 million, respectively, thus completing the 2012 repurchase program. As of December 31, 2014, there are 3.9 million shares remaining to be repurchased under the 2013 repurchase program.

Repurchased shares are included as treasury stock in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 28, 2011	$(24,813)	$—	$(24,813)
Benefit obligation actuarial loss	(4,802)	—	(4,802)
Net gain	2,610	—	2,610
Amortization of net loss	1,815	—	1,815
Income tax benefit	191	—	191
Balance as of December 26, 2012	$(24,999)	$—	$(24,999)
Benefit obligation actuarial gain	7,873	—	7,873
Net gain	876	—	876
Amortization of net loss	1,724	—	1,724
Net change in fair value of derivatives	—	3,032	3,032
Income tax expense	(4,164)	(1,184)	(5,348)
Balance as of December 25, 2013	$(18,690)	$1,848	$(16,842)
Benefit obligation actuarial loss	(12,611)	—	(12,611)
Net gain	1,248	—	1,248
Amortization of net loss	990	—	990
Settlement loss recognized	50	—	50
Net change in fair value of derivatives	—	(2,389)	(2,389)
Income tax benefit	4,019	933	4,952
Balance as of December 31, 2014	$(24,994)	$392	$(24,602)

During the years ended December 31, 2014, December 25, 2013 and December 26, 2012, before-tax amortization of net losses of $1.0 million, $1.7 million and $1.8 million, respectively, were reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income. The tax effect of the reclassifications was expense of $0.4 million, $0.7 million and $0.7 million, respectively. See Note 11 for additional details.

Note 16.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 31, 2014, no events had occurred that caused us to make payments under the guarantees. There were $9.8 million and $6.1 million of loans outstanding under these programs as of December 31, 2014 and December 25, 2013, respectively. As of December 31, 2014, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.7 million, respectively. As a result of these guarantees, we have recorded liabilities of approximately $0.1 million as of December 31, 2014 and December 25, 2013, which are included as a component of other noncurrent liabilities and deferred credits in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future commitments for both company and franchised restaurants at December 31, 2014 under these contracts consist of the following:

Purchase Obligations
(In thousands)
Payments due by period:
Less than 1 year	$185,045
1-2 years	20,577
3-4 years	—
5 years and thereafter	—
Total	$205,622

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 17.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 31, 2014	December 25, 2013	December 26, 2012
	(In thousands)
Income taxes paid, net	$3,802	$2,777	$2,034
Interest paid	$8,170	$9,336	$12,918

Noncash investing and financing activities:
Notes received in connection with disposition of property	$—	$—	$290
Accrued purchase of property	$635	$1,575	$1,570
Issuance of common stock, pursuant to share-based compensation plans	$1,030	$1,937	$1,151
Execution of capital leases	$3,300	$5,663	$2,643
Treasury stock payable	$152	$220	$560

Note 18.     Related Party Transactions

In prior years, including 2012, we sold company restaurants to franchisees that are former employees, including former officers. There were no such sales during 2014 or 2013. We received cash proceeds of $0.5 million and recognized a loss of $0.2 million from these related party sales during 2012. In relation to these sales, we may enter into leases or subleases with the franchisees at normal market rates.

Note 19.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2014 and 2013 are set forth below:

	Fiscal Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$79,304	$81,138	$82,827	$91,415
Franchise and licensing revenue	32,616	33,476	34,205	37,314
Total operating revenue	111,920	114,614	117,032	128,729
Total operating costs and expenses	100,648	99,669	102,323	112,324
Operating income	$11,272	$14,945	$14,709	$16,405
Net income	$6,431	$8,273	$8,343	$9,678
Basic net income per share (a)	$0.07	$0.10	$0.10	$0.11
Diluted net income per share (a)	$0.07	$0.09	$0.10	$0.11

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 25, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$81,030	$82,841	$83,371	$81,092
Franchise and licensing revenue	33,460	33,730	33,904	33,165
Total operating revenue	114,490	116,571	117,275	114,257
Total operating costs and expenses	101,039	103,957	103,750	106,326
Operating income	$13,451	$12,614	$13,525	$7,931
Net income	$7,081	$6,198	$7,031	$4,262
Basic net income per share (a)	$0.08	$0.07	$0.08	$0.05
Diluted net income per share (a)	$0.07	$0.07	$0.08	$0.05

(a)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

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

Date: March 13, 2015

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer, President and Director	March 13, 2015
(John C. Miller)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Director	March 13, 2015
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	March 13, 2015
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Debra Smithart-Oglesby	Director and Chair of the Board of Directors	March 13, 2015
(Debra Smithart-Oglesby)

/s/ Gregg. R. Dedrick	Director	March 13, 2015
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	March 13, 2015
(José M. Gutiérrez)

/s/ George W. Haywood	Director	March 13, 2015
(George W. Haywood)

/s/ Brenda J. Lauderback	Director	March 13, 2015
(Brenda J. Lauderback)

/s/ Robert E. Marks	Director	March 13, 2015
(Robert E. Marks)

/s/ Louis P. Neeb	Director	March 13, 2015
(Louis P. Neeb)

/s/ Donald C. Robinson	Director	March 13, 2015
(Donald C. Robinson)

/s/ Laysha Ward	Director	March 13, 2015
(Laysha Ward)