Form 10-Q
period 2015-04-01
DENNYS CORP
filed 2015-05-04
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2015

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

Yes  ☐   No  ☑

 As of April 30, 2015, 84,363,692 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	April 1, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,718	$3,074
Receivables	14,140	18,059
Inventories	2,680	2,952
Current deferred tax asset	24,108	24,310
Prepaid and other current assets	6,855	7,676
Total current assets	49,501	56,071
Property, net of accumulated depreciation of $254,753 and $255,089, respectively	108,412	109,777
Goodwill	31,451	31,451
Intangible assets, net	45,992	46,278
Deferred financing costs, net	2,451	1,614
Noncurrent deferred tax asset	17,620	19,252
Other noncurrent assets	25,637	25,415
Total assets	$281,064	$289,858

Liabilities
Current liabilities:
Current maturities of long-term debt	$—	$4,125
Current maturities of capital lease obligations	3,271	3,609
Accounts payable	16,307	13,250
Other current liabilities	49,564	59,432
Total current liabilities	69,142	80,416
Long-term liabilities:
Long-term debt, less current maturities	135,500	135,875
Capital lease obligations, less current maturities	14,689	15,204
Liability for insurance claims, less current portion	17,793	18,005
Other noncurrent liabilities and deferred credits	40,037	38,775
Total long-term liabilities	208,019	207,859
Total liabilities	277,161	288,275

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; April 1, 2015: 106,274 shares issued and 84,714 shares outstanding; December 31, 2014: 105,818 shares issued and 84,707 shares outstanding	$1,063	$1,058
Paid-in capital	572,109	571,674
Deficit	(429,688)	(438,221)
Accumulated other comprehensive loss, net of tax	(26,152)	(24,602)
Shareholders’ equity before treasury stock	117,332	109,909
Treasury stock, at cost, 21,561 and 21,111 shares, respectively	(113,429)	(108,326)
Total shareholders' equity	3,903	1,583
Total liabilities and shareholders' equity	$281,064	$289,858
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$85,982	$79,304
Franchise and license revenue	34,189	32,616
Total operating revenue	120,171	111,920
Costs of company restaurant sales:
Product costs	21,444	20,583
Payroll and benefits	33,204	33,099
Occupancy	4,895	5,128
Other operating expenses	11,765	11,365
Total costs of company restaurant sales	71,308	70,175
Costs of franchise and license revenue	10,978	10,697
General and administrative expenses	16,936	14,116
Depreciation and amortization	5,024	5,238
Operating (gains), losses and other charges, net	608	422
Total operating costs and expenses, net	104,854	100,648
Operating income	15,317	11,272
Interest expense, net	2,087	2,322
Other nonoperating expense (income), net	29	(100)
Net income before income taxes	13,201	9,050
Provision for income taxes	4,668	2,619
Net income	$8,533	$6,431

Basic net income per share	$0.10	$0.07
Diluted net income per share	$0.10	$0.07

Basic weighted average shares outstanding	84,875	88,803
Diluted weighted average shares outstanding	87,465	90,816

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Net income	$8,533	$6,431
Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax expense of $169 and $90	264	141
Recognition of unrealized loss on hedge transaction, net of tax benefit of $1,161 and $224	(1,814)	(349)
Other comprehensive loss	(1,550)	(208)
Total comprehensive income	$6,983	$6,223

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	(Deficit)	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2014	105,818	$1,058	(21,111)	$(108,326)	$571,674	$(438,221)	$(24,602)	$1,583
Net income	—	—	—	—	—	8,533	—	8,533
Other comprehensive loss	—	—	—	—	—	—	(1,550)	(1,550)
Share-based compensation on equity classified awards	—	—	—	—	(43)	—	—	(43)
Purchase of treasury stock	—	—	(450)	(5,103)	—	—	—	(5,103)
Issuance of common stock for share-based compensation	368	4	—	—	(4)	—	—	—
Exercise of common stock options	88	1	—	—	367	—	—	368
Tax benefit from share-based compensation	—	—	—	—	115	—	—	115
Balance, April 1, 2015	106,274	$1,063	(21,561)	$(113,429)	$572,109	$(429,688)	$(26,152)	$3,903

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$8,533	$6,431
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	5,024	5,238
Operating (gains), losses and other charges, net	608	422
Amortization of deferred financing costs	120	121
Loss (gain) on early extinguishments of debt	278	(1)
Loss on change in the fair value of interest rate caps	—	10
Deferred income tax expense	2,826	2,159
Share-based compensation	1,705	1,164
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	3,774	2,836
Inventories	272	(36)
Other current assets	822	1,478
Other assets	(843)	(586)
Increase (decrease) in liabilities:
Accounts payable	(275)	3,306
Accrued salaries and vacations	(9,333)	(3,967)
Accrued taxes	(38)	(320)
Other accrued liabilities	(2,762)	(3,961)
Other noncurrent liabilities and deferred credits	(88)	(963)
Net cash flows provided by operating activities	10,623	13,331
Cash flows from investing activities:
Capital expenditures	(3,446)	(6,857)
Proceeds from disposition of property	—	4
Collections on notes receivable	495	727
Issuance of notes receivable	(449)	(305)
Net cash flows used in investing activities	(3,400)	(6,431)
Cash flows from financing activities:
Revolver borrowings	140,500	3,000
Revolver payments	(90,250)	—
Long-term debt payments	(55,839)	(1,746)
Proceeds from exercise of stock options	368	44
Tax withholding on share-based payments	(982)	(419)
Tax benefit (expense) for share-based compensation	115	(275)
Deferred financing costs	(1,171)	—
Purchase of treasury stock	(4,912)	(8,596)
Net bank overdrafts	3,592	(437)
Net cash flows used in financing activities	(8,579)	(8,429)
Decrease in cash and cash equivalents	(1,356)	(1,529)
Cash and cash equivalents at beginning of period	3,074	2,943
Cash and cash equivalents at end of period	$1,718	$1,414

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. At April 1, 2015, the Denny's brand consisted of 1,694 restaurants, 1,534 of which were franchised/licensed restaurants and 160 of which were company operated.

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 30, 2015.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Discontinued Operations

ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"

Effective January 1, 2015, we adopted ASU 2014-08, which raises the threshold for a disposal to qualify as a discontinued operation and modifies the related disclosure requirements. Under the new guidance, only disposals resulting in a strategic shift that will have a major effect on an entity's operations and financial results will be reported as discontinued operations. ASU 2014-08 also removes the requirement that an entity not have any significant continuing involvement in the operations of the component after disposal to qualify for reporting of the disposal as a discontinued operation. This guidance requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Accounting Standards to be Adopted

Revenue Recognition

ASU 2014-09, "Revenue from Contracts with Customers"

In May 2014, the FASB issued ASU 2014-09, which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 (our fiscal 2017), however on April 29, 2015 the FASB issued a proposed ASU that would defer the effective date one year (our fiscal 2018). The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption, however early adoption is not permitted (under the proposed ASU earlier application would be permitted as of the original effective date). We are currently evaluating the adoption methods and the impact the adoption of this guidance will have on our consolidated financial statements.

Consolidation

ASU 2015-02,"Consolidation (Topic 810): Amendments to the Consolidation Analysis"

In February 2015, the FASB issued ASU 2015-02, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 (our fiscal 2016) with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Debt Issuance

ASU 2015-03,"Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs"

In April 2015, the FASB issued ASU 2015-03, which simplifies the guidance on the presentation of debt issuance costs. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 (our fiscal 2016) with early adoption permitted. The new guidance is to be applied retrospectively to all prior periods. The adoption of this guidance will result in a reclassification between other noncurrent assets and long-term debt, less current maturities on the Consolidated Balance Sheets.

Defined Benefit Plans

ASU 2015-04,"Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets"

In April 2015, the FASB issued ASU 2015-04, which provides a practical expedient for entities with a fiscal year-end that does not coincide with a month-end. The practical expedient permits an entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. ASU 2015-04 is effective for annual and interim periods beginning after December 15, 2015 (our fiscal 2016) with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	April 1, 2015	December 31, 2014
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,855	$10,929
Notes receivable from franchisees	1,275	1,419
Vendor receivables	973	2,534
Credit card receivables	1,385	1,661
Other	926	1,816
Allowance for doubtful accounts	(274)	(300)
Total current receivables, net	$14,140	$18,059

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$523	$425

Note 4.    Goodwill and Other Intangible Assets

Goodwill had a carrying value of $31.5 million as of April 1, 2015 and December 31, 2014.

Other intangible assets were comprised of the following:

	April 1, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,065	$—	$44,065	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	12,824	12,081	22,366	21,426
Reacquired franchise rights	1,857	799	1,857	710
Intangible assets	$58,872	$12,880	$68,414	$22,136

The $9.5 million decrease in franchise and license agreements primarily resulted from the removal of fully amortized agreements.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	April 1, 2015	December 31, 2014
	(In thousands)
Accrued salaries and vacation	$16,520	$23,928
Accrued insurance, primarily current portion of liability for insurance claims	7,312	6,340
Accrued taxes	7,091	7,129
Accrued advertising	6,832	8,027
Gift cards	3,158	4,017
Other	8,651	9,991
Other current liabilities	49,564	59,432

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Gains on sales of assets and other, net	$(22)	$(8)
Restructuring charges and exit costs	581	430
Impairment charges	49	—
Operating (gains), losses and other charges, net	$608	$422

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Exit costs	$453	$54
Severance and other restructuring charges	128	376
Total restructuring charges and exit costs	$581	$430

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 31, 2014	$2,142
Exit costs (1)	453
Payments, net of sublease receipts	(283)
Interest accretion	34
Balance, April 1, 2015	2,346
Less current portion included in other current liabilities	708
Long-term portion included in other noncurrent liabilities	$1,638

(1)	Included as a component of operating (gains), losses and other charges, net.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of April 1, 2015:
Deferred compensation plan investments (1)	$10,151	$10,151	$—	$—	market approach
Interest rate swaps (2)	(2,332)	—	(2,332)	—	income approach
Total	$7,819	$10,151	$(2,332)	$—

Fair value measurements as of December 31, 2014:
Deferred compensation plan investments (1)	$9,295	$9,295	$—	$—	market approach
Interest rate swap (2)	642	—	642	—	income approach
Interest rate cap (2)	0	—	0	—	income approach
Total	$9,937	$9,295	$642	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the participants’ elected investments.

(2)
The fair values of our interest rate swaps and interest rate cap are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 8 for details on the interest rate swaps and interest rate cap.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Unobservable Inputs (Level 3)	Impairment Charges	Valuation Technique

Fair value measurements as of December 31, 2014:
Assets held and used (1)	$—	$320	income approach

(1)
As of December 31, 2014, impaired assets related to an underperforming restaurant were written down to their fair value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly.

Note 8.     Long-Term Debt

Refinancing of Credit Facility

On March 30, 2015, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year $250 million senior secured revolver (with a $30 million letter of credit sublimit) (the “New Credit Facility”). The New Credit Facility includes an accordion feature that would allow us to increase the size of the revolver to $325 million. A commitment fee of 0.20% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was initially set at LIBOR plus 150 basis points. The maturity date for the credit facility is March 30, 2020.

The New Credit Facility was used to refinance the Old Credit Facility and will also be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio.

As a result of the debt refinancing, we recorded $0.3 million of losses on early extinguishment of debt from the write-off of deferred financing costs related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the Condensed Consolidated Statements of Comprehensive Income.

As of April 1, 2015, we had outstanding revolver loans of $135.5 million and outstanding letters of credit under the senior secured revolver of $25.7 million. These balances resulted in availability of $88.8 million under the revolving facility. Prior to considering the impact of our interest rate swap, described below, the weighted-average interest rate on outstanding revolver loans was 1.69% and 2.17% as of April 1, 2015 and December 31, 2014, respectively. Taking into consideration our interest rate swap, which became effective on March 31, 2015, the weighted-average interest rate of outstanding revolver loans was 2.53% as of April 1, 2015.

Aggregate annual maturities of long-term debt, excluding capital lease obligations, at April 1, 2015 are as follows:

In thousands
Remainder of 2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	135,500
Total long-term debt, excluding capital lease obligations	$135,500

Interest Rate Hedges
We previously entered into interest rate hedges that capped the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applied to $125 million of borrowings from April 14, 2013 through April 13, 2014 and to $150 million of borrowings from April 14, 2014 through March 31, 2015.

We also previously entered into an interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 to March 29, 2018. During the quarter ended April 1, 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2025. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of April 1, 2015, under the terms of the swap, we will pay an average fixed rate of 2.63% on the notional amounts from March 31, 2015 to March 29, 2018, pay an average fixed rate of 3.936% from March 29, 2018 through March 31, 2025 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate. As of April 1, 2015, the fair value of the interest rate swaps was a liability of $2.3 million, which is recorded as a component of other noncurrent liabilities and deferred credits on our Condensed Consolidated Balance Sheets. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

We believe that our estimated cash flows from operations for 2015, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Pension Plan:
Service cost	$95	$95
Interest cost	746	779
Expected return on plan assets	(877)	(989)
Amortization of net loss	433	231
Net periodic benefit cost	$397	$116

Other Defined Benefit Plans:
Interest cost	$27	$31
Amortization of net loss	20	15
Net periodic benefit cost	$47	$46

We made no contributions to our qualified pension plan during the quarter ended April 1, 2015. We made contributions of $1.3 million to our qualified pension plan during the quarter ended March 26, 2014. We made contributions of $0.1 million to our other defined benefit plans during both the quarters ended April 1, 2015 and March 26, 2014. We expect to contribute $0.1 million to our other defined benefit plans over the remainder of fiscal 2015.

During 2014, our Board of Directors approved the termination of the Advantica Pension Plan as of December 31, 2014. We currently expect that the termination of the plan will be completed by the end of fiscal 2015 or early 2016. Settlement gain or loss, if any, resulting from the termination will be recognized at that time. We will be required to make contributions to the qualified pension plan as a result of the termination, dependent upon market conditions and participant elections. We currently expect that these contributions will be between $6 million and $8 million.

Additional minimum pension liability of $24.7 million and $25.0 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Equity as of April 1, 2015 and December 31, 2014, respectively.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Stock options	$—	$52
Performance share awards	1,523	928
Restricted stock units for board members	182	184
Total share-based compensation	$1,705	$1,164

Performance Share Awards

In February 2015, we granted certain employees approximately 0.2 million performance shares that vest based on the total shareholder return ("TSR") of our stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EBITDA growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $11.86 per share. The performance shares based on the Adjusted EBITDA growth rate have a grant date fair value of $11.03 per share, the market value of our stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 30, 2015. The TSR and Adjusted EBITDA growth rate performance period is the three year fiscal period beginning January 1, 2015 and ending December 27, 2017. The performance shares will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the quarter ended April 1, 2015, we made payments of $3.4 million in cash and issued 0.4 million shares of common stock related to performance share awards.

As of April 1, 2015, we had approximately $8.3 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 2.1 years.

Restricted Stock Units for Board Members

As of April 1, 2015, we had approximately $0.1 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.1 years.

Note 11.     Income Taxes

The effective tax rate for the quarter ended April 1, 2015 was 35.4%, compared to 28.9% for the quarter ended March 26, 2014. The increase in the effective rate is primarily related to discrete tax items. The 2015 and 2014 rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 2.3% and 3.7%, respectively. In addition, the 2014 rate benefited 5.0% from out-of-period share-based compensation adjustments. We do not believe the out-of-period adjustment was material to any prior year financial statements or on earnings trends.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands, except for per share amounts)
Net income	$8,533	$6,431

Weighted average shares outstanding - basic	84,875	88,803
Effect of dilutive share-based compensation awards	2,590	2,013
Weighted average shares outstanding - diluted	87,465	90,816

Basic net income per share	$0.10	$0.07
Diluted net income per share	$0.10	$0.07

Anti-dilutive share-based compensation awards	—	573

Note 13.     Supplemental Cash Flow Information

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Income taxes paid, net	$298	$820
Interest paid	$2,100	$2,069

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$3,963	$1,030
Execution of capital leases	$282	$423
Treasury stock payable	$344	$721
Accrued deferred financing costs	$80	$—

Note 14.     Shareholders' Equity

Share Repurchase

Our Old Credit Facility (as defined in Note 8) permitted and our New Credit Facility (as defined in Note 8) permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In April 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our common stock (in addition to prior authorizations). Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended April 1, 2015, we repurchased 450,000 shares of our common stock for approximately $5.1 million. This brings the total amount repurchased under this program to 6.6 million shares of our common stock for approximately $46.1 million, leaving 3.4 million shares that can be repurchased as of April 1, 2015.

On March 31, 2015, our Board of Directors approved a new share repurchase program authorizing us to repurchase an additional $100 million of our common stock, in addition to repurchases previously authorized. Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the April 2013 repurchase program.

Repurchased shares are included as treasury stock in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31, 2014	$(24,994)	$392	$(24,602)
Amortization of net loss (1)	433	—	433
Net change in fair value of derivatives	—	(2,975)	(2,975)
Income tax (expense) benefit related to items of other comprehensive loss	(169)	1,161	992
Balance as of April 1, 2015	$(24,730)	$(1,422)	$(26,152)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the quarter ended April 1, 2015. See Note 9 for additional details.

We expect to reclassify approximately $1.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Condensed Consolidated Statements of Income. See Note 8 for additional details.

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through April 1, 2015, no events had occurred that caused us to make payments under the guarantees. There were $9.8 million of loans outstanding under these programs as of both April 1, 2015 and December 31, 2014. As of April 1, 2015, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.7 million, respectively. As a result of these guarantees, we have recorded liabilities of approximately $0.1 million as of both April 1, 2015 and December 31, 2014, which are included as a component of other noncurrent liabilities and deferred credits in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of April 1, 2015 and results of operations for the quarter ended April 1, 2015 compared to the quarter ended March 26, 2014. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	April 1, 2015		March 26, 2014
	(Dollars in thousands)
Revenue:
Company restaurant sales	$85,982	71.5%	$79,304	70.9%
Franchise and license revenue	34,189	28.5%	32,616	29.1%
Total operating revenue	120,171	100.0%	111,920	100.0%
Costs of company restaurant sales (a):
Product costs	21,444	24.9%	20,583	26.0%
Payroll and benefits	33,204	38.6%	33,099	41.7%
Occupancy	4,895	5.7%	5,128	6.5%
Other operating expenses	11,765	13.7%	11,365	14.3%
Total costs of company restaurant sales	71,308	82.9%	70,175	88.5%
Costs of franchise and license revenue (a)	10,978	32.1%	10,697	32.8%
General and administrative expenses	16,936	14.1%	14,116	12.6%
Depreciation and amortization	5,024	4.2%	5,238	4.7%
Operating (gains), losses and other charges, net	608	0.5%	422	0.4%
Total operating costs and expenses, net	104,854	87.3%	100,648	89.9%
Operating income	15,317	12.7%	11,272	10.1%
Interest expense, net	2,087	1.7%	2,322	2.1%
Other nonoperating expense (income), net	29	0.0%	(100)	(0.1)%
Net income before income taxes	13,201	11.0%	9,050	8.1%
Provision for income taxes	4,668	3.9%	2,619	2.3%
Net income	$8,533	7.1%	$6,431	5.7%

Other Data:
Company average unit sales	$538		$498
Franchise average unit sales	$383		$356
Company equivalent units (b)	160		159
Franchise equivalent units (b)	1,537		1,536
Company same-store sales increase (c)(d)	7.6%		3.2%
Domestic franchise same-store sales increase (c)(d)	7.1%		1.5%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2015 comparable units.

Quarter Ended April 1, 2015 Compared with Quarter Ended March 26, 2014

Unit Activity

	Quarter Ended
	April 1, 2015	March 26, 2014
Company restaurants, beginning of period	161	163
Units opened	—	—
Units closed	(1)	(2)
End of period	160	161

Franchised and licensed restaurants, beginning of period	1,541	1,537
Units opened	9	4
Units closed	(16)	(6)
End of period	1,534	1,535
Total restaurants, end of period	1,694	1,696

Company Restaurant Operations

During the quarter ended April 1, 2015, company restaurant sales increased $6.7 million, or 8.4%, primarily resulting from a 7.6% increase in company same-store sales and the November 2014 reopening of our highest volume restaurant in Las Vegas, Nevada.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 82.9% from 88.5%. Product costs decreased to 24.9% from 26.0% primarily due to the favorable impact of product mix and higher menu pricing. Payroll and benefits decreased to 38.6% from 41.7% primarily due to a 2.3 percentage point decrease in labor costs, a 0.8 percentage point decrease in workers' compensation costs and a 0.3 percentage point decrease in group insurance. The decrease in labor costs was primarily due to the leveraging effect of higher sales. The current year period included $0.2 million in favorable workers' compensation claims development, as compared to $0.4 million in unfavorable claims development in the prior year period. Occupancy costs decreased to 5.7% from 6.5%. The occupancy decrease is primarily due to a $0.2 million increase in general liability costs during the prior year period and the leveraging effect of higher sales in the current year period. Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	April 1, 2015		March 26, 2014
	(Dollars in thousands)
Utilities	$3,176	3.7%	$3,331	4.2%
Repairs and maintenance	1,450	1.7%	1,459	1.8%
Marketing	3,207	3.7%	3,007	3.8%
Other direct costs	3,932	4.6%	3,568	4.5%
Other operating expenses	$11,765	13.7%	$11,365	14.3%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	April 1, 2015		March 26, 2014
	(Dollars in thousands)
Royalties	$23,163	67.7%	$21,481	65.9%
Initial fees	445	1.3%	117	0.3%
Occupancy revenue	10,581	31.0%	11,018	33.8%
Franchise and license revenue	$34,189	100.0%	$32,616	100.0%

Occupancy costs	7,891	23.1%	8,268	25.4%
Other direct costs	3,087	9.0%	2,429	7.4%
Costs of franchise and license revenue	$10,978	32.1%	$10,697	32.8%

Royalties increased by $1.7 million, or 7.8%, primarily resulting from a 7.1% increase in domestic same-store sales, as compared to the prior year. Initial fees increased by $0.3 million as a higher number of restaurants were opened by franchisees during the current year period. The decrease in occupancy revenue of $0.4 million, or 4.0%, is primarily the result of lease expirations.

Costs of franchise and license revenue increased by $0.3 million, or 2.6%. The decrease in occupancy costs of $0.4 million, or 4.6%, is primarily the result of lease expirations. Other direct costs increased by $0.7 million, or 27.1%, primarily due to increased franchise administrative expenses. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 32.1% for the quarter ended April 1, 2015 from 32.8% for the quarter ended March 26, 2014.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Share-based compensation	$1,705	$1,164
Other general and administrative expenses	15,231	12,952
Total general and administrative expenses	$16,936	$14,116

The $2.8 million increase in general and administrative expenses is primarily the result of increases in incentive compensation of $0.9 million, payroll and benefits of $0.8 million and share-based compensation of $0.5 million.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Depreciation of property and equipment	$3,784	$3,817
Amortization of capital lease assets	876	888
Amortization of intangible and other assets	364	533
Total depreciation and amortization expense	$5,024	$5,238

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Gains on sales of assets and other, net	$(22)	$(8)
Restructuring charges and exit costs	581	430
Impairment charges	49	—
Operating (gains), losses and other charges, net	$608	$422

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Exit costs	$453	$54
Severance and other restructuring charges	128	376
Total restructuring and exit costs	$581	$430

Operating income was $15.3 million for the quarter ended April 1, 2015 and $11.3 million for the quarter ended March 26, 2014.

Interest expense, net was comprised of the following:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Interest on credit facilities	$776	$840
Interest on capital lease liabilities	758	880
Letters of credit and other fees	328	353
Interest income	(17)	(21)
Total cash interest	1,845	2,052
Amortization of deferred financing costs	120	121
Interest accretion on other liabilities	122	149
Total interest expense, net	$2,087	$2,322

The decrease in interest expense primarily resulted from a decrease in our long-term debt and capital lease obligations.

Other nonoperating expense, net was less than $0.1 million for the quarter ended April 1, 2015 compared with other nonoperating income, net of $0.1 million for the quarter ended March 26, 2014. The amount for the 2015 period was primarily the result of $0.3 million of write-offs of deferred financing costs related to our 2015 debt refinancing, partially offset by $0.2 million of gains on deferred compensation plan investments. The amount for the 2014 period was primarily the result of $0.1 million of gains on deferred compensation plan investments.

The provision for income taxes was $4.7 million for the quarter ended April 1, 2015 compared to $2.6 million for the quarter ended March 26, 2014. The effective tax rate for the quarter ended April 1, 2015 was 35.4%, compared to 28.9% for the quarter ended March 26, 2014. The increase in the effective rate is primarily related to discrete tax items. The 2015 and 2014 rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 2.3% and 3.7%, respectively. In addition, the 2014 rate benefited 5.0% from out-of-period share-based compensation adjustments. We do not believe the out-of-period adjustment was material to any prior year financial statements or on earnings trends. We expect the 2015 fiscal year tax rate to be between 36% and 38%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $8.5 million for the quarter ended April 1, 2015 compared with $6.4 million for the quarter ended March 26, 2014.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Net cash provided by operating activities	$10,623	$13,331
Net cash used in investing activities	(3,400)	(6,431)
Net cash used in financing activities	(8,579)	(8,429)
Decrease in cash and cash equivalents	$(1,356)	$(1,529)

We believe that our estimated cash flows from operations for 2015, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $3.4 million for the quarter ended April 1, 2015. These cash flows include capital expenditures of $3.4 million and net notes receivable collections and issuances of less than $0.1 million of positive cash flow. Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	April 1, 2015	March 26, 2014
	(In thousands)
Facilities	$1,181	$1,355
Remodeling	1,958	4,382
Information technology	135	96
Other	172	1,024
Capital expenditures	$3,446	$6,857

Capital expenditures for fiscal 2015 are expected to be approximately $24-$26 million, including 45-50 remodels anticipated to be completed at company restaurants. During the quarter ended April 1, 2015, we remodeled seven company restaurants.

Cash flows used in financing activities were $8.6 million for the quarter ended April 1, 2015, which included a net decrease in long-term debt of $5.6 million, cash payments for stock repurchases of $4.9 million and debt refinancing costs of $1.2 million.

Our working capital deficit was $19.6 million at April 1, 2015 compared with $24.3 million at December 31, 2014. The decrease in working capital deficit is primarily related to the reduction in the current portion of long-term debt resulting from our debt refinancing during the current year period (as explained below). We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Refinancing of Credit Facility

On March 30, 2015, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year $250 million senior secured revolver (with a $30 million letter of credit sublimit) (the “New Credit Facility”). The New Credit Facility includes an accordion feature that would allow us to increase the size of the revolver to $325 million. A commitment fee of 0.20% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was initially set at LIBOR plus 150 basis points. The maturity date for the credit facility is March 30, 2020.

The New Credit Facility was used to refinance the Old Credit Facility and will also be available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio.

As a result of the debt refinancing, we recorded $0.3 million of losses on early extinguishment of debt from the write-off of deferred financing costs related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the Condensed Consolidated Statements of Comprehensive Income.

As of April 1, 2015, we had outstanding revolver loans of $135.5 million and outstanding letters of credit under the senior secured revolver of $25.7 million. These balances resulted in availability of $88.8 million under the revolving facility. Prior to considering the impact of our interest rate swap, described below, the weighted-average interest rate on outstanding revolver loans was 1.69% and 2.17% as of April 1, 2015 and December 31, 2014, respectively. Taking into consideration our interest rate swap, which became effective on March 31, 2015 and is described below, the weighted-average interest rate of outstanding revolver loans was 2.53% as of April 1, 2015.

Our future contractual obligations relating to long-term debt and related interest obligations as of April 1, 2015 are as follows.

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$135,500	$—	$—	$—	$135,500
Interest obligations (a)	20,268	2,570	6,854	9,596	1,248
Total	$155,768	$2,570	$6,854	$9,596	$136,748

(a)
Interest obligations represent payments related to our long-term debt outstanding at April 1, 2015. For long-term debt with variable rates, we have used the rate applicable at April 1, 2015 to project interest over the periods presented in the table above.

See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for information concerning other future contractual obligations and commitments.

Interest Rate Hedges

We previously entered into interest rate hedges that capped the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applied to $125 million of borrowings from April 14, 2013 through April 13, 2014 and to $150 million of borrowings from April 14, 2014 through March 31, 2015.

We also previously entered into an interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 to March 29, 2018. During the quarter ended April 1, 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2025. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of April 1, 2015, under the terms of the swap, we will pay an average fixed rate of 2.63% on the notional amounts from March 31, 2015 to March 29, 2018, pay an average fixed rate of 3.936% from March 29, 2018 through March 31, 2025 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate. As of April 1, 2015, the fair value of the interest rate swaps was a liability of $2.3 million, which is recorded as a component of other noncurrent liabilities and deferred credits on our Condensed Consolidated Balance Sheets.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of April 1, 2015, borrowings under our credit facility bore interest at variable rates based on LIBOR plus a spread of 150 basis points per annum. Through March 31, 2015, up to $150 million of the borrowings under our credit facility had a 200 basis point LIBOR point cap. Our interest rate swap became effective on March 31, 2015, which hedges our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of April 1, 2015, under the terms of the swap, we will pay an average fixed rate of 2.63% on the notional amounts from March 31, 2015 to March 29, 2018, pay an average fixed rate of 3.936% from March 29, 2018 through March 31, 2025 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate. As of April 1, 2015, the swap effectively increased our ratio of fixed rate debt from approximately 12% of total debt to approximately 90% of total debt. We expect to reclassify approximately $1.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Condensed Consolidated Statements of Income. See Note 8 for additional details.

Based on the levels of borrowings under the credit facility at April 1, 2015, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at April 1, 2015, taking into consideration the interest rate swap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended April 1, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
January 1, 2015 - January 28, 2015	90	$10.69	90	3,799
January 29, 2015 - February 25, 2015	110	11.18	110	3,689
February 26, 2015 - April 1, 2015	250	11.61	250	3,439
Total	450	$11.32	450

(1)	Average price paid per share excludes commissions.

(2)
On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended April 1, 2015, we purchased 450,000 shares of common stock for an aggregate consideration of approximately $5.1 million, pursuant to the share repurchase program.

(3)
On March 31, 2015, our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the April 25, 2013 repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Form of the 2015 Long-Term Performance Incentive Program Performance Share Award Certificate

10.2	Written Description of the Denny's 2015 Long-Term Performance Incentive Program

10.3
Second Amended and Restated Credit Agreement dated as of March 30, 2015 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Regions Bank and Citizens Bank, National Association, as Co-Syndication Agents, Cadence Bank, N.A. and Fifth Third Bank, as Co-Documentation Agents, and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Regions Capital Markets, a Division of Regions Bank and Citizens Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners.

10.4
Second Amended and Restated Guarantee and Collateral Agreement dated as of March 30, 2015 among Denny's, Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other Subsidiaries of Parent from time to time party hereto, and Wells Fargo Bank, National Association, as Administrative Agent.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of John C. Miller, President and Chief Executive Officer of Denny's Corporation, and F. Mark Wolfinger, Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Denny's Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	May 4, 2015	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	May 4, 2015	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller