Form 10-Q
period 2015-07-01
DENNYS CORP
filed 2015-08-03
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2015

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

Yes  ☐   No  ☑

 As of July 30, 2015, 83,284,150 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	July 1, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,125	$3,074
Receivables	13,749	18,059
Inventories	2,820	2,952
Current deferred income taxes	23,081	24,310
Prepaid and other current assets	6,665	7,676
Total current assets	51,440	56,071
Property, net of accumulated depreciation of $251,345 and $255,089, respectively	113,467	109,777
Goodwill	31,451	31,451
Intangible assets, net	45,728	46,278
Deferred financing costs, net	2,338	1,614
Noncurrent deferred income taxes	12,879	19,252
Other noncurrent assets	27,811	25,415
Total assets	$285,114	$289,858

Liabilities
Current liabilities:
Current maturities of long-term debt	$—	$4,125
Current maturities of capital lease obligations	3,259	3,609
Accounts payable	12,277	13,250
Other current liabilities	54,440	59,432
Total current liabilities	69,976	80,416
Long-term liabilities:
Long-term debt, less current maturities	142,000	135,875
Capital lease obligations, less current maturities	15,345	15,204
Liability for insurance claims, less current portion	17,479	18,005
Other noncurrent liabilities and deferred credits	37,600	38,775
Total long-term liabilities	212,424	207,859
Total liabilities	282,400	288,275

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; July 1, 2015: 106,418 shares issued and 83,375 shares outstanding; December 31, 2014: 105,818 shares issued and 84,707 shares outstanding	$1,064	$1,058
Paid-in capital	573,711	571,674
Deficit	(419,954)	(438,221)
Accumulated other comprehensive loss, net of tax	(22,569)	(24,602)
Shareholders’ equity before treasury stock	132,252	109,909
Treasury stock, at cost, 23,043 and 21,111 shares, respectively	(129,538)	(108,326)
Total shareholders' equity	2,714	1,583
Total liabilities and shareholders' equity	$285,114	$289,858
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$88,629	$81,138	$174,611	$160,442
Franchise and license revenue	34,690	33,476	68,879	66,092
Total operating revenue	123,319	114,614	243,490	226,534
Costs of company restaurant sales:
Product costs	21,876	21,327	43,320	41,910
Payroll and benefits	33,665	31,978	66,869	65,077
Occupancy	4,913	4,899	9,808	10,027
Other operating expenses	11,866	11,443	23,631	22,808
Total costs of company restaurant sales	72,320	69,647	143,628	139,822
Costs of franchise and license revenue	11,216	10,633	22,194	21,330
General and administrative expenses	16,827	14,068	33,763	28,184
Depreciation and amortization	5,314	5,281	10,338	10,519
Operating (gains), losses and other charges, net	228	40	836	462
Total operating costs and expenses, net	105,905	99,669	210,759	200,317
Operating income	17,414	14,945	32,731	26,217
Interest expense, net	2,264	2,274	4,351	4,596
Other nonoperating income, net	(83)	(332)	(54)	(432)
Net income before income taxes	15,233	13,003	28,434	22,053
Provision for income taxes	5,499	4,730	10,167	7,349
Net income	$9,734	$8,273	$18,267	$14,704

Basic net income per share	$0.12	$0.10	$0.22	$0.17
Diluted net income per share	$0.11	$0.09	$0.21	$0.16

Basic weighted average shares outstanding	83,975	86,781	84,467	87,792
Diluted weighted average shares outstanding	86,080	88,384	86,547	89,630

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Net income	$9,734	$8,273	$18,267	$14,704
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax expense of $169, $91, $338 and $181	264	140	528	281
Recognition of unrealized gain (loss) on hedge transactions, net of tax expense (benefit) of $2,124, $(339), $963 and $(563)	3,319	(528)	1,505	(877)
Other comprehensive income (loss)	3,583	(388)	2,033	(596)
Total comprehensive income	$13,317	$7,885	$20,300	$14,108

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	(Deficit)	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2014	105,818	$1,058	(21,111)	$(108,326)	$571,674	$(438,221)	$(24,602)	$1,583
Net income	—	—	—	—	—	18,267	—	18,267
Other comprehensive income	—	—	—	—	—	—	2,033	2,033
Share-based compensation on equity classified awards	—	—	—	—	1,089	—	—	1,089
Purchase of treasury stock	—	—	(1,932)	(21,212)	—	—	—	(21,212)
Issuance of common stock for share-based compensation	502	5	—	—	(5)	—	—	—
Exercise of common stock options	98	1	—	—	400	—	—	401
Tax benefit from share-based compensation	—	—	—	—	553	—	—	553
Balance, July 1, 2015	106,418	$1,064	(23,043)	$(129,538)	$573,711	$(419,954)	$(22,569)	$2,714

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	July 1, 2015	June 25, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$18,267	$14,704
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,338	10,519
Operating (gains), losses and other charges, net	836	462
Amortization of deferred financing costs	243	242
Loss (gain) on early extinguishments of debt	266	(1)
Loss on change in the fair value of interest rate caps	—	11
Deferred income tax expense	6,300	5,480
Share-based compensation	3,564	2,344
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	4,194	2,996
Inventories	131	109
Other current assets	1,012	2,349
Other assets	271	(1,383)
Increase (decrease) in liabilities:
Accounts payable	(337)	2,578
Accrued salaries and vacations	(4,092)	(3,274)
Accrued taxes	(297)	58
Other accrued liabilities	(3,136)	(6,414)
Other noncurrent liabilities and deferred credits	(672)	(848)
Net cash flows provided by operating activities	36,888	29,932
Cash flows from investing activities:
Capital expenditures	(10,781)	(13,526)
Acquisition of real estate	(1,620)	—
Proceeds from disposition of property	—	4
Collections on notes receivable	974	1,210
Issuance of notes receivable	(1,000)	(651)
Net cash flows used in investing activities	(12,427)	(12,963)
Cash flows from financing activities:
Revolver borrowings	156,500	15,500
Revolver payments	(99,750)	(5,750)
Long-term debt payments	(56,681)	(3,549)
Proceeds from exercise of stock options	401	205
Tax withholding on share-based payments	(982)	(419)
Tax benefit for share-based compensation	553	46
Deferred financing costs	(1,261)	—
Purchase of treasury stock	(21,190)	(23,815)
Net bank overdrafts	—	(909)
Net cash flows used in financing activities	(22,410)	(18,691)
Increase (decrease) in cash and cash equivalents	2,051	(1,722)
Cash and cash equivalents at beginning of period	3,074	2,943
Cash and cash equivalents at end of period	$5,125	$1,221

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. At July 1, 2015, the Denny's brand consisted of 1,696 restaurants, 1,536 of which were franchised/licensed restaurants and 160 of which were company operated.

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

Accounting Standards to be Adopted

Revenue Recognition

ASU 2014-09, "Revenue from Contracts with Customers"

In May 2014, the FASB issued ASU 2014-09, which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 (our fiscal 2017), however, on April 29, 2015, the FASB issued a proposed ASU that would defer the effective date one year (our fiscal 2018). The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption, however, early adoption is not permitted (under the proposed ASU earlier application would be permitted as of the original effective date). We are currently evaluating the adoption methods and the impact the adoption of this guidance will have on our consolidated financial statements.

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

Debt Issuance

ASU 2015-03,"Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs"

In April 2015, the FASB issued ASU 2015-03, which simplifies the guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 (our fiscal 2016) with early adoption permitted. The new guidance is to be applied retrospectively to all prior periods. As the guidance does not provide guidance on debt issuance costs related to revolving debt agreements, we do not believe the adoption of this guidance will have any impact on our consolidated financial statements and we expect to continue to classify debt issuance costs as an asset.

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

ASU 2015-07,"Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force)"

In May 2015, the FASB issued ASU 2015-07, which modifies the practical expedient that permits an entity to measure the fair value of certain investments using the net asset value per share of the investment. The amendments remove the requirement to categorize investments within the fair value hierarchy that are measured using this practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value with the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure fair value using the practical expedient. ASU 2015-07 is effective for annual and interim periods beginning after December 15, 2015 (our fiscal 2016) with early adoption permitted. The new guidance is to be applied retrospectively to all prior periods. We are currently assessing the impact the adoption of this guidance will have on our footnote disclosures to our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	July 1, 2015	December 31, 2014
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,840	$10,929
Notes receivable from franchisees	1,304	1,419
Vendor receivables	1,182	2,534
Credit card receivables	1,472	1,661
Other	226	1,816
Allowance for doubtful accounts	(275)	(300)
Total current receivables, net	$13,749	$18,059

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$567	$425

Note 4.    Goodwill and Other Intangible Assets

Goodwill had a carrying value of $31.5 million as of July 1, 2015 and December 31, 2014.

Other intangible assets were comprised of the following:

	July 1, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,065	$—	$44,065	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	12,824	12,256	22,366	21,426
Reacquired franchise rights	1,857	888	1,857	710
Intangible assets	$58,872	$13,144	$68,414	$22,136

The $9.5 million decrease in gross franchise and license agreements primarily resulted from the removal of fully amortized agreements.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	July 1, 2015	December 31, 2014
	(In thousands)
Accrued salaries and vacation	$22,084	$23,928
Accrued insurance, primarily current portion of liability for insurance claims	6,823	6,340
Accrued taxes	6,832	7,129
Accrued advertising	5,907	8,027
Gift cards	3,087	4,017
Other	9,707	9,991
Other current liabilities	54,440	59,432

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Losses (gains) on sales of assets and other, net	$2	$(33)	$(20)	$(41)
Restructuring charges and exit costs	181	45	762	475
Impairment charges	45	28	94	28
Operating (gains), losses and other charges, net	$228	$40	$836	$462

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Exit costs	$87	$35	$540	$89
Severance and other restructuring charges	94	10	222	386
Total restructuring charges and exit costs	$181	$45	$762	$475

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 31, 2014	$2,142
Exit costs (1)	540
Payments, net of sublease receipts	(586)
Interest accretion	70
Balance, July 1, 2015	2,166
Less current portion included in other current liabilities	564
Long-term portion included in other noncurrent liabilities	$1,602

(1)	Included as a component of operating (gains), losses and other charges, net.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of July 1, 2015:
Deferred compensation plan investments (1)	$9,973	$9,973	$—	$—	market approach
Interest rate swaps, net (2)	3,111	—	3,111	—	income approach
Total	$13,084	$9,973	$3,111	$—

Fair value measurements as of December 31, 2014:
Deferred compensation plan investments (1)	$9,295	$9,295	$—	$—	market approach
Interest rate swap (2)	642	—	642	—	income approach
Interest rate cap (2)	0	—	0	—	income approach
Total	$9,937	$9,295	$642	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the participants’ elected investments.

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

Note 8.     Long-Term Debt

Refinancing of Credit Facility

In March 2015, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year $250 million senior secured revolver (with a $30 million letter of credit sublimit) (the “New Credit Facility”). The New Credit Facility includes an accordion feature that allows us to increase the size of the revolver to $325 million. A commitment fee of 0.20% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was initially set at LIBOR plus 150 basis points. The maturity date for the credit facility is March 30, 2020.

The New Credit Facility was used to refinance the Old Credit Facility and is also available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio.

As a result of the debt refinancing, we recorded $0.3 million of losses on early extinguishment of debt from the write-off of deferred financing costs related to the Old Credit Facility during the quarter ended April 1, 2015. These losses are included as a component of other nonoperating expense in the Condensed Consolidated Statements of Comprehensive Income.

As of July 1, 2015, we had outstanding revolver loans of $142.0 million and outstanding letters of credit under the senior secured revolver of $24.0 million. These balances resulted in availability of $84.0 million under the revolving facility. Prior to considering the impact of our interest rate swap, described below, the weighted-average interest rate on outstanding revolver loans was 1.69% and 2.17% as of July 1, 2015 and December 31, 2014, respectively. Taking into consideration our interest rate swap, which became effective on March 31, 2015, the weighted-average interest rate of outstanding revolver loans was 2.48% as of July 1, 2015.

Aggregate annual maturities of long-term debt, excluding capital lease obligations, at July 1, 2015 are as follows:

In thousands
Remainder of 2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	142,000
Total long-term debt, excluding capital lease obligations	$142,000

Interest Rate Hedges
We previously entered into interest rate hedges that capped the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applied to $125 million of borrowings from April 14, 2013 through April 13, 2014 and to $150 million of borrowings from April 14, 2014 through March 31, 2015.

We also previously entered into an interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 to March 29, 2018. During the quarter ended April 1, 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2025. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of July 1, 2015, under the terms of the swap, we will pay a fixed rate of 2.63% on the notional amounts from March 31, 2015 to March 29, 2018, pay a fixed rate of 3.936% from March 29, 2018 through March 31, 2025 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate. As of July 1, 2015, the fair value of the interest rate swaps was a net asset of $3.1 million. The swaps are recorded on our Condensed Consolidated Balance Sheets as an asset of $3.3 million, which is recorded as a component of other noncurrent assets and a liability of $0.2 million, which is recored as a component of other noncurrent liabilities and deferred credits. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

We believe that our estimated cash flows from operations for 2015, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Pension Plan:
Service cost	$95	$95	$190	$190
Interest cost	746	771	1,492	1,550
Expected return on plan assets	(877)	(988)	(1,754)	(1,977)
Amortization of net loss	433	231	866	462
Net periodic benefit cost	$397	$109	$794	$225

Other Defined Benefit Plans:
Interest cost	$27	$31	$54	$62
Amortization of net loss	19	16	39	31
Settlement loss recognized	—	25	—	25
Net periodic benefit cost	$46	$72	$93	$118

During 2014, our Board of Directors approved the termination of the Advantica Pension Plan as of December 31, 2014. We currently expect that the termination of the plan will be completed by the end of fiscal 2015 or early 2016. Settlement gain or loss, if any, resulting from the termination will be recognized at that time. We will be required to make contributions to the qualified pension plan as a result of the termination, dependent upon market conditions and participant elections. We currently expect that these contributions will be between $6 million and $9 million.

We made no contributions to our qualified pension plan during the two quarters ended July 1, 2015. We made contributions of $1.3 million to our qualified pension plan during the two quarters ended June 25, 2014. We made contributions of $0.1 million and $0.2 million to our other defined benefit plans during the two quarters ended July 1, 2015 and June 25, 2014, respectively. We expect to contribute $0.1 million to our other defined benefit plans over the remainder of fiscal 2015.

Additional minimum pension liability of $24.5 million and $25.0 million is reported as a component of accumulated other comprehensive loss in the Condensed Consolidated Statement of Shareholders’ Equity as of July 1, 2015 and December 31, 2014, respectively.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Stock options	$—	$—	$—	$52
Performance share awards	1,655	984	3,178	1,912
Restricted stock units for board members	204	196	386	380
Total share-based compensation	$1,859	$1,180	$3,564	$2,344

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

During the two quarters ended July 1, 2015, we made payments of $3.4 million in cash and issued 0.4 million shares of common stock related to performance share awards.

As of July 1, 2015, we had approximately $8.1 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 2.0 years.

Restricted Stock Units for Board Members

During the two quarters ended July 1, 2015, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $10.60 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of the Board of Directors) or upon termination as a member of the Board of Directors. During the two quarters ended July 1, 2015, 0.1 million deferred stock units were converted into shares of common stock. As of July 1, 2015, we had approximately $0.7 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.8 years.

Note 11.     Income Taxes

The effective tax rate for the two quarters ended July 1, 2015 was 35.8%, compared to 33.3% for the two quarters ended June 25, 2014. The increase in the effective rate is primarily related to discrete tax items. The 2015 and 2014 rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 0.9% and 2.1%, respectively. In addition, the 2014 rate benefited 2.1% from an out-of-period share-based compensation adjustment. We do not believe the out-of-period adjustment was material to any prior year financial statements or on earnings trends.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands, except for per share amounts)
Net income	$9,734	$8,273	$18,267	$14,704

Weighted average shares outstanding - basic	83,975	86,781	84,467	87,792
Effect of dilutive share-based compensation awards	2,105	1,603	2,080	1,838
Weighted average shares outstanding - diluted	86,080	88,384	86,547	89,630

Basic net income per share	$0.12	$0.10	$0.22	$0.17
Diluted net income per share	$0.11	$0.09	$0.21	$0.16

Anti-dilutive share-based compensation awards	—	606	—	606

Note 13.     Supplemental Cash Flow Information

	Two Quarters Ended
	July 1, 2015	June 25, 2014
	(In thousands)
Income taxes paid, net	$4,160	$1,640
Interest paid	$4,136	$4,103

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$4,551	$1,030
Execution of capital leases	$1,731	$757
Treasury stock payable	$175	$395

Note 14.     Shareholders' Equity

Share Repurchase

Our Old Credit Facility (as defined in Note 8) permitted and our New Credit Facility (as defined in Note 8) permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In April 2013, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our common stock (in addition to prior authorizations). Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934) or in privately negotiated transactions, subject to market and business conditions. During the two quarters ended July 1, 2015, we repurchased 1.9 million shares of our common stock for approximately $21.2 million. This brings the total amount repurchased under this program to 8.0 million shares of our common stock for approximately $62.2 million, leaving 2.0 million shares that can be repurchased as of July 1, 2015.

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

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31, 2014	$(24,994)	$392	$(24,602)
Amortization of net loss (1)	866	—	866
Net change in fair value of derivatives	—	2,762	2,762
Reclassification of derivatives to interest expense (2)	—	(294)	(294)
Income tax expense related to items of other comprehensive loss	(338)	(963)	(1,301)
Balance as of July 1, 2015	$(24,466)	$1,897	$(22,569)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the two quarters ended July 1, 2015. See Note 9 for additional details.

(2)
Amounts reclassified from accumulated other comprehensive loss into income, represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Condensed Consolidated Statements of Income. We expect to reclassify approximately $1.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 8 for additional details.

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through July 1, 2015, no events had occurred that caused us to make payments under the guarantees. There were $10.8 million and $9.8 million of loans outstanding under these programs as of July 1, 2015 and December 31, 2014, respectively. As of July 1, 2015, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.7 million, respectively. As a result of these guarantees, we have recorded liabilities of approximately $0.1 million as of both July 1, 2015 and December 31, 2014, which are included as a component of other noncurrent liabilities and deferred credits in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of July 1, 2015 and results of operations for the quarter and two quarters ended July 1, 2015 compared to the quarter and two quarters ended June 25, 2014. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, such as avian flu, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	July 1, 2015		June 25, 2014		July 1, 2015		June 25, 2014
	(Dollars in thousands)
Revenue:
Company restaurant sales	$88,629	71.9%	$81,138	70.8%	$174,611	71.7%	$160,442	70.8%
Franchise and license revenue	34,690	28.1%	33,476	29.2%	68,879	28.3%	66,092	29.2%
Total operating revenue	123,319	100.0%	114,614	100.0%	243,490	100.0%	226,534	100.0%
Costs of company restaurant sales (a):
Product costs	21,876	24.7%	21,327	26.3%	43,320	24.8%	41,910	26.1%
Payroll and benefits	33,665	38.0%	31,978	39.4%	66,869	38.3%	65,077	40.6%
Occupancy	4,913	5.5%	4,899	6.0%	9,808	5.6%	10,027	6.2%
Other operating expenses	11,866	13.4%	11,443	14.1%	23,631	13.5%	22,808	14.2%
Total costs of company restaurant sales	72,320	81.6%	69,647	85.8%	143,628	82.3%	139,822	87.1%
Costs of franchise and license revenue (a)	11,216	32.3%	10,633	31.8%	22,194	32.2%	21,330	32.3%
General and administrative expenses	16,827	13.6%	14,068	12.3%	33,763	13.9%	28,184	12.4%
Depreciation and amortization	5,314	4.3%	5,281	4.6%	10,338	4.2%	10,519	4.6%
Operating (gains), losses and other charges, net	228	0.2%	40	0.0%	836	0.3%	462	0.2%
Total operating costs and expenses, net	105,905	85.9%	99,669	87.0%	210,759	86.6%	200,317	88.4%
Operating income	17,414	14.1%	14,945	13.0%	32,731	13.4%	26,217	11.6%
Interest expense, net	2,264	1.8%	2,274	2.0%	4,351	1.8%	4,596	2.0%
Other nonoperating income, net	(83)	(0.1)%	(332)	(0.3)%	(54)	0.0%	(432)	(0.2)%
Net income before income taxes	15,233	12.4%	13,003	11.3%	28,434	11.7%	22,053	9.7%
Provision for income taxes	5,499	4.5%	4,730	4.1%	10,167	4.2%	7,349	3.2%
Net income	$9,734	7.9%	$8,273	7.2%	$18,267	7.5%	$14,704	6.5%

Other Data:
Company average unit sales	$559		$511		$1,097		$1,009
Franchise average unit sales	$400		$366		$788		$722
Company equivalent units (b)	158		159		159		159
Franchise equivalent units (b)	1,536		1,534		1,536		1,535
Company same-store sales increase (c)(d)	7.9%		3.7%		7.7%		3.4%
Domestic franchise same-store sales increase (c)(d)	7.2%		1.7%		7.2%		1.6%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2015 comparable units.

Unit Activity

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Company restaurants, beginning of period	160	161	161	163
Units acquired from franchisees	1	—	1	—
Units closed	(1)	(1)	(2)	(3)
End of period	160	160	160	160

Franchised and licensed restaurants, beginning of period	1,534	1,535	1,541	1,537
Units opened	13	3	22	7
Units acquired by Company	(1)	—	(1)	—
Units closed	(10)	(5)	(26)	(11)
End of period	1,536	1,533	1,536	1,533
Total restaurants, end of period	1,696	1,693	1,696	1,693

Company Restaurant Operations

During the quarter ended July 1, 2015, company restaurant sales increased $7.5 million, or 9.2%, primarily resulting from a 7.9% increase in company same-store sales. During the two quarters ended July 1, 2015, company restaurant sales increased $14.2 million, or 8.8%, primarily resulting from a 7.7% increase in company same-store sales. The sales for both 2015 periods benefited from the November 2014 reopening of our highest volume restaurant in Las Vegas, Nevada.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 81.6% for the quarter and 82.3% year-to-date from 85.8% and 87.1%, respectively, in the prior year.

Product costs decreased to 24.7% for the quarter and 24.8% year-to-date from 26.3% and 26.1%, respectively, in the prior year. These decreases were primarily due to the favorable impact of product mix and the leveraging effect of higher sales.

Payroll and benefits decreased to 38.0% for the quarter and 38.3% year-to-date from 39.4% and 40.6%, respectively, in the prior year. The decrease for the quarter was primarily due to a 1.5 percentage point decrease in labor costs and a 0.6 decrease in group insurance, partially offset by an increase in incentive compensation costs of 0.8 percentage points. The year-to-date decrease was primarily due to a 1.8 percentage point decrease in labor costs, a 0.4 percentage point decrease in group insurance and a 0.4 percentage point decrease in workers' compensation costs, partially offset by an increase in incentive compensation costs of 0.4 percentage points. The decrease in labor costs was primarily due to the leveraging effect of higher sales.

Occupancy costs decreased to 5.5% for the quarter and 5.6% year-to-date from 6.0% and 6.2%, respectively, in the prior year. The decreases are the result of the leveraging effect of higher sales in addition to a $0.5 million decrease in general liability costs for the year-to-date period.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	July 1, 2015		June 25, 2014		July 1, 2015		June 25, 2014
	(Dollars in thousands)
Utilities	$3,132	3.5%	$3,326	4.1%	$6,308	3.6%	$6,657	4.1%
Repairs and maintenance	1,497	1.7%	1,473	1.8%	2,947	1.7%	2,932	1.8%
Marketing	3,258	3.7%	2,855	3.5%	6,465	3.7%	5,862	3.7%
Other direct costs	3,979	4.5%	3,789	4.7%	7,911	4.5%	7,357	4.6%
Other operating expenses	$11,866	13.4%	$11,443	14.1%	$23,631	13.5%	$22,808	14.2%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	July 1, 2015		June 25, 2014		July 1, 2015		June 25, 2014
	(Dollars in thousands)
Royalties	$23,774	68.5%	$22,125	66.1%	$46,937	68.1%	$43,606	66.0%
Initial fees	656	1.9%	332	1.0%	1,101	1.6%	449	0.7%
Occupancy revenue	10,260	29.6%	11,019	32.9%	20,841	30.3%	22,037	33.3%
Franchise and license revenue	$34,690	100.0%	$33,476	100.0%	$68,879	100.0%	$66,092	100.0%

Occupancy costs	7,733	22.3%	8,213	24.6%	15,624	22.7%	16,481	25.0%
Other direct costs	3,483	10.0%	2,420	7.2%	6,570	9.5%	4,849	7.3%
Costs of franchise and license revenue	$11,216	32.3%	$10,633	31.8%	$22,194	32.2%	$21,330	32.3%

Royalties increased by $1.6 million, or 7.5%, for the quarter and $3.3 million, or 7.6%, year-to-date primarily resulting from a 7.2% increase in domestic same-store sales for both periods, as compared to the prior year periods. Initial fees increased by $0.3 million for the quarter and $0.7 million year-to-date as a higher number of restaurants were opened by franchisees during the current year periods. The decrease in occupancy revenue of $0.8 million, or 6.9%, for the quarter and $1.2 million, or 5.4%, year-to-date was primarily the result of lease expirations.

Costs of franchise and license revenue increased by $0.6 million, or 5.5%, for the quarter and $0.9 million, or 4.1%, year-to-date. The decrease in occupancy costs of $0.5 million, or 5.8%, for the quarter and $0.9 million, or 5.2%, year-to-date was primarily the result of lease expirations. Other direct costs increased by $1.1 million, or 43.9% for the quarter and $1.7 million, or 35.5%, year-to-date primarily due to increased franchise administrative expenses. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue increased to 32.3% for the quarter from 31.8% for the prior year quarter and decreased to 32.2% year-to-date from 32.3% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Share-based compensation	$1,859	$1,180	$3,564	$2,344
Other general and administrative expenses	14,968	12,888	30,199	25,840
Total general and administrative expenses	$16,827	$14,068	$33,763	$28,184

The $2.8 million increase in general and administrative expenses for the quarter was primarily the result of increases in incentive compensation of $1.3 million, share-based compensation of $0.7 million and payroll and benefits of $0.4 million.The $5.6 million increase in general and administrative expenses year-to-date was primarily the result of increases in incentive compensation of $2.3 million, share-based compensation of $1.2 million and payroll and benefits of $0.9 million.

Depreciation and amortization was comprised of the following:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Depreciation of property and equipment	$4,140	$3,853	$7,924	$7,670
Amortization of capital lease assets	831	878	1,707	1,766
Amortization of intangible and other assets	343	550	707	1,083
Total depreciation and amortization expense	$5,314	$5,281	$10,338	$10,519

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Loss (gains) on sales of assets and other, net	$2	$(33)	$(20)	$(41)
Restructuring charges and exit costs	181	45	762	475
Impairment charges	45	28	94	28
Operating (gains), losses and other charges, net	$228	$40	$836	$462

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Exit costs	$87	$35	$540	$89
Severance and other restructuring charges	94	10	222	386
Total restructuring and exit costs	$181	$45	$762	$475

Operating income was $17.4 million for the quarter and $32.7 million year-to-date compared with $14.9 million and $26.2 million, respectively, for the prior year periods.

Interest expense, net was comprised of the following:

	Quarter Ended		Two Quarters Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
	(In thousands)
Interest on credit facilities	$619	$891	$1,388	$1,731
Interest on interest rate swaps	287	—	294	—
Interest on capital lease liabilities	845	797	1,603	1,677
Letters of credit and other fees	286	341	614	694
Interest income	(17)	(19)	(34)	(40)
Total cash interest	2,020	2,010	3,865	4,062
Amortization of deferred financing costs	123	121	243	242
Interest accretion on other liabilities	121	143	243	292
Total interest expense, net	$2,264	$2,274	$4,351	$4,596

The decrease in interest expense primarily resulted from a decrease in our long-term debt and capital lease obligations.

Other nonoperating income, net was less than $0.1 million for both the quarter and year-to-date periods compared with other nonoperating income, net of $0.3 million and $0.4 million, respectively, for the prior year periods. The decrease in nonoperating income was primarily the result of decreased gains on deferred compensation plan investments, partially offset in the year-to-date period for the $0.3 million of write-offs of deferred financing costs related to our 2015 debt refinancing.

The provision for income taxes was $5.5 million for the quarter and $10.2 million year-to-date compared to $4.7 million and $7.3 million, respectively, for the prior year periods. The effective tax rate was 36.1% for the quarter and 35.8% year-to-date compared to 36.4% and 33.3%, respectively, for the prior year periods. The increase in the year-to-date effective tax rate was primarily related to discrete tax items. The 2015 and 2014 year-to-date rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 0.9% and 2.1%, respectively. In addition, the 2014 year-to-date rate benefited 2.1% from an out-of-period share-based compensation adjustment. We do not believe the out-of-period adjustments were material to any prior year financial statements or on earnings trends. We expect the 2015 fiscal year effective tax rate to be between 35% and 37%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $9.7 million for the quarter and $18.3 million year-to-date compared with $8.3 million and $14.7 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures, debt repayments and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	July 1, 2015	June 25, 2014
	(In thousands)
Net cash provided by operating activities	$36,888	$29,932
Net cash used in investing activities	(12,427)	(12,963)
Net cash used in financing activities	(22,410)	(18,691)
Increase (decrease) in cash and cash equivalents	$2,051	$(1,722)

We believe that our estimated cash flows from operations for 2015, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $12.4 million for the two quarters ended July 1, 2015. These cash flows include capital expenditures of $10.8 million and an acquisition of real estate for $1.6 million. Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	July 1, 2015	June 25, 2014
	(In thousands)
Facilities	$3,832	$2,893
Remodeling	5,501	8,643
Information technology	466	215
Other	982	1,775
Capital expenditures	$10,781	$13,526

Capital expenditures for fiscal 2015 are expected to be approximately $26-$28 million, including approximately 50 remodels anticipated to be completed at company restaurants, the above mentioned acquisition of real estate and the scrape and rebuild of a company restaurant. During the two quarters ended July 1, 2015, we remodeled 24 company restaurants.

Cash flows used in financing activities were $22.4 million for the two quarters ended July 1, 2015, which included cash payments for stock repurchases of $21.2 million and debt refinancing costs of $1.3 million.

Our working capital deficit was $18.5 million at July 1, 2015 compared with $24.3 million at December 31, 2014. The decrease in working capital deficit was primarily related to the reduction in the current portion of long-term debt resulting from our 2015 debt refinancing (as explained below). We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

The New Credit Facility was used to refinance the Old Credit Facility and is also available for working capital, capital expenditures and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio.

As a result of the debt refinancing, we recorded $0.3 million of losses on early extinguishment of debt from the write-off of deferred financing costs related to the Old Credit Facility during the quarter ended April 1, 2015. These losses are included as a component of other nonoperating expense in the Condensed Consolidated Statements of Comprehensive Income.

As of July 1, 2015, we had outstanding revolver loans of $142.0 million and outstanding letters of credit under the senior secured revolver of $24.0 million. These balances resulted in availability of $84.0 million under the revolving facility. Prior to considering the impact of our interest rate swap, described below, the weighted-average interest rate on outstanding revolver loans was 1.69% and 2.17% as of July 1, 2015 and December 31, 2014, respectively. Taking into consideration our interest rate swap, which became effective on March 31, 2015 and is described below, the weighted-average interest rate of outstanding revolver loans was 2.48% as of July 1, 2015.

Our future contractual obligations relating to long-term debt and related interest obligations as of July 1, 2015 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$142,000	$—	$—	$—	$142,000
Interest obligations (a)	19,891	1,764	7,056	9,798	1,273
Total	$161,891	$1,764	$7,056	$9,798	$143,273

(a)
Interest obligations represent payments related to our long-term debt outstanding at July 1, 2015. For long-term debt with variable rates, we have used the rate applicable at July 1, 2015 to project interest over the periods presented in the table above.

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

We also previously entered into an interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 to March 29, 2018. During the quarter ended April 1, 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2025. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of July 1, 2015, under the terms of the swap, we will pay a fixed rate of 2.63% on the notional amounts from March 31, 2015 to March 29, 2018, pay a fixed rate of 3.936% from March 29, 2018 through March 31, 2025 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate. As of July 1, 2015, the fair value of the interest rate swaps was a net asset of $3.1 million. The swaps are recorded on our Condensed Consolidated Balance Sheets as an asset of $3.3 million, which is recorded as a component of other noncurrent assets and a liability of $0.2 million, which is recorded as a component of other noncurrent liabilities and deferred credits.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of July 1, 2015, borrowings under our credit facility bore interest at variable rates based on LIBOR plus a spread of 150 basis points per annum. Through March 31, 2015, up to $150 million of the borrowings under our credit facility had a 200 basis point LIBOR point cap. Our interest rate swap became effective on March 31, 2015, which hedges our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of July 1, 2015, under the terms of the swap, we will pay a fixed rate of 2.63% on the notional amounts from March 31, 2015 to March 29, 2018, pay a fixed rate of 3.936% from March 29, 2018 through March 31, 2025 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate. As of July 1, 2015, the swap effectively increased our ratio of fixed rate debt from approximately 12% of total debt to approximately 86% of total debt. We expect to reclassify approximately $1.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Condensed Consolidated Statements of Income. See Note 8 of our Condensed Consolidated Financial Statements for additional details.

Based on the levels of borrowings under the credit facility at July 1, 2015, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $0.2 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at July 1, 2015, taking into consideration the interest rate swap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended July 1, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
April 2, 2015 - April 29, 2015	295	$11.66	295	3,144
April 30, 2015 - May 27, 2015	835	10.56	835	2,309
May 28, 2015 - July 1, 2015	352	10.84	352	1,957
Total	1,482	$10.85	1,482

(1)	Average price paid per share excludes commissions.

(2)
On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended July 1, 2015, we purchased 1,482,466 shares of common stock for an aggregate consideration of approximately $16.1 million, pursuant to the share repurchase program.

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

DENNY'S CORPORATION

Date:	August 3, 2015	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	August 3, 2015	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller