Form 10-Q
period 2015-09-30
DENNYS CORP
filed 2015-11-09
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes  ☐   No  ☑

 As of November 5, 2015, 80,547,040 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,601	$3,074
Receivables	13,187	18,059
Inventories	2,908	2,952
Assets held for sale	75	—
Current deferred income taxes	23,097	24,310
Prepaid and other current assets	8,035	7,676
Total current assets	55,903	56,071
Property, net of accumulated depreciation of $250,253 and $255,089, respectively	117,402	109,777
Goodwill	31,898	31,451
Intangible assets, net	46,211	46,278
Deferred financing costs, net	2,220	1,614
Noncurrent deferred income taxes	12,247	19,252
Other noncurrent assets	23,826	25,415
Total assets	$289,707	$289,858

Liabilities
Current liabilities:
Current maturities of long-term debt	$—	$4,125
Current maturities of capital lease obligations	3,313	3,609
Accounts payable	13,749	13,250
Other current liabilities	57,121	59,432
Total current liabilities	74,183	80,416
Long-term liabilities:
Long-term debt, less current maturities	150,000	135,875
Capital lease obligations, less current maturities	16,392	15,204
Liability for insurance claims, less current portion	16,960	18,005
Other noncurrent liabilities and deferred credits	39,720	38,775
Total long-term liabilities	223,072	207,859
Total liabilities	297,255	288,275

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; September 30, 2015: 106,437 shares issued and 81,857 shares outstanding; December 31, 2014: 105,818 shares issued and 84,707 shares outstanding	$1,064	$1,058
Paid-in capital	575,506	571,674
Deficit	(411,004)	(438,221)
Accumulated other comprehensive loss, net of tax	(25,846)	(24,602)
Shareholders’ equity before treasury stock	139,720	109,909
Treasury stock, at cost, 24,580 and 21,111 shares, respectively	(147,268)	(108,326)
Total shareholders' (deficit) equity	(7,548)	1,583
Total liabilities and shareholders' equity	$289,707	$289,858
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$89,279	$82,827	$263,890	$243,269
Franchise and license revenue	34,499	34,205	103,378	100,297
Total operating revenue	123,778	117,032	367,268	343,566
Costs of company restaurant sales:
Product costs	23,289	21,364	66,609	63,274
Payroll and benefits	34,249	32,507	101,118	97,584
Occupancy	5,164	5,418	14,972	15,445
Other operating expenses	12,388	12,514	36,019	35,322
Total costs of company restaurant sales	75,090	71,803	218,718	211,625
Costs of franchise and license revenue	10,649	11,309	32,843	32,639
General and administrative expenses	16,008	13,439	49,771	41,623
Depreciation and amortization	5,422	5,185	15,760	15,704
Operating (gains), losses and other charges, net	886	587	1,722	1,049
Total operating costs and expenses, net	108,055	102,323	318,814	302,640
Operating income	15,723	14,709	48,454	40,926
Interest expense, net	2,327	2,284	6,678	6,880
Other nonoperating expense (income), net	592	(33)	538	(465)
Net income before income taxes	12,804	12,458	41,238	34,511
Provision for income taxes	3,854	4,115	14,021	11,464
Net income	$8,950	$8,343	$27,217	$23,047

Basic net income per share	$0.11	$0.10	$0.32	$0.27
Diluted net income per share	$0.11	$0.10	$0.32	$0.26

Basic weighted average shares outstanding	82,923	85,061	83,952	86,882
Diluted weighted average shares outstanding	85,056	86,983	86,067	88,844

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Net income	$8,950	$8,343	$27,217	$23,047
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment, net of tax expense of $169, $90, $507 and $271	265	141	793	422
Recognition of unrealized (loss) gain on hedge transactions, net of tax (benefit) expense of $(2,266), $103, $(1,303) and $(460)	(3,542)	159	(2,037)	(718)
Other comprehensive (loss) income	(3,277)	300	(1,244)	(296)
Total comprehensive income	$5,673	$8,643	$25,973	$22,751

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	(Deficit)	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2014	105,818	$1,058	(21,111)	$(108,326)	$571,674	$(438,221)	$(24,602)	$1,583
Net income	—	—	—	—	—	27,217	—	27,217
Other comprehensive income	—	—	—	—	—	—	(1,244)	(1,244)
Share-based compensation on equity classified awards	—	—	—	—	2,391	—	—	2,391
Purchase of treasury stock	—	—	(3,469)	(38,942)	—	—	—	(38,942)
Issuance of common stock for share-based compensation	502	5	—	—	(5)	—	—	—
Exercise of common stock options	117	1	—	—	470	—	—	471
Tax benefit from share-based compensation	—	—	—	—	976	—	—	976
Balance, September 30, 2015	106,437	$1,064	(24,580)	$(147,268)	$575,506	$(411,004)	$(25,846)	$(7,548)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 30, 2015	September 24, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$27,217	$23,047
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	15,760	15,704
Operating (gains), losses and other charges, net	1,722	1,049
Amortization of deferred financing costs	366	362
Loss (gain) on early extinguishments of debt	260	(54)
Loss on change in the fair value of interest rate caps	—	11
Deferred income tax expense	9,013	8,118
Share-based compensation	5,505	2,993
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	4,626	2,325
Inventories	44	138
Other current assets	(358)	1,089
Other assets	726	(1,668)
Increase (decrease) in liabilities:
Accounts payable	1,134	1,797
Accrued salaries and vacations	(2,278)	(620)
Accrued taxes	1,389	1,753
Other accrued liabilities	(6,655)	(5,437)
Other noncurrent liabilities and deferred credits	(1,544)	(2,366)
Net cash flows provided by operating activities	56,927	48,241
Cash flows from investing activities:
Capital expenditures	(18,432)	(17,880)
Acquisition of restaurants and real estate	(2,330)	—
Proceeds from disposition of property	—	61
Collections on notes receivable	1,359	1,788
Issuance of notes receivable	(1,151)	(1,167)
Net cash flows used in investing activities	(20,554)	(17,198)
Cash flows from financing activities:
Revolver borrowings	167,500	22,200
Revolver payments	(102,750)	(20,450)
Long-term debt payments	(57,486)	(5,340)
Proceeds from exercise of stock options	471	970
Tax withholding on share-based payments	(982)	(419)
Tax benefit for share-based compensation	976	627
Deferred financing costs	(1,265)	—
Purchase of treasury stock	(37,310)	(32,073)
Net bank overdrafts	—	1,949
Net cash flows used in financing activities	(30,846)	(32,536)
Increase (decrease) in cash and cash equivalents	5,527	(1,493)
Cash and cash equivalents at beginning of period	3,074	2,943
Cash and cash equivalents at end of period	$8,601	$1,450

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. At September 30, 2015, the Denny's brand consisted of 1,700 restaurants, 1,539 of which were franchised/licensed restaurants and 161 of which were company operated.

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

Accounting Standards to be Adopted

Revenue Recognition

ASU 2014-09, "Revenue from Contracts with Customers" and
ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date"

In May 2014, the FASB issued ASU 2014-09, which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. In August 2015, the FASB issued ASU 2015-14, which defers the effective date for ASU 2014-09. The guidance is now effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018). The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption. Early adoption is now permitted, but not before the original effective date of December 15, 2016. We are currently evaluating the adoption methods and the impact the adoption of this guidance will have on our consolidated financial statements.

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

Debt Issuance

ASU 2015-03,"Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-15,"Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)"

In April 2015, the FASB issued ASU 2015-03, which simplifies the guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 (our fiscal 2016) with early adoption permitted. The new guidance is to be applied retrospectively to all prior periods. In August 2015, the FASB issued ASU 2015-15, which addresses the SEC's comments related to the absence of authoritative guidance within ASU 2015-03 related to line-of-credit arrangements. The SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not believe the adoption of this guidance will have any impact on our consolidated financial statements and we expect to continue to classify debt issuance costs as an asset.

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

Inventory

ASU 2015-11,"Inventory (Topic 330): Simplifying the Measurement of Inventory"

In July 2015, the FASB issued ASU 2015-11, which requires inventory that is measured using the first-in, first-out method to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual and interim periods beginning after December 15, 2016 (our fiscal 2017) with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,492	$10,929
Notes receivable from franchisees	1,174	1,419
Vendor receivables	1,516	2,534
Credit card receivables	1,195	1,661
Other	89	1,816
Allowance for doubtful accounts	(279)	(300)
Total current receivables, net	$13,187	$18,059

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$462	$425

Note 4.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 31, 2014	$31,451
Additions related to acquisition	448
Write-offs associated with the sale of restaurants	(1)
Balance, September 30, 2015	$31,898

Other intangible assets were comprised of the following:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,066	$—	$44,065	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	12,530	12,148	22,366	21,426
Reacquired franchise rights	2,624	987	1,857	710
Intangible assets	$59,346	$13,135	$68,414	$22,136

The $9.8 million decrease in gross franchise and license agreements primarily resulted from the removal of fully amortized agreements.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Accrued salaries and vacation	$24,059	$23,928
Accrued insurance, primarily current portion of liability for insurance claims	6,702	6,340
Accrued taxes	8,518	7,129
Accrued advertising	4,444	8,027
Gift cards	2,899	4,017
Other	10,499	9,991
Other current liabilities	57,121	59,432

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Gains on sales of assets and other, net	$(23)	$(33)	$(43)	$(74)
Restructuring charges and exit costs	332	300	1,094	775
Impairment charges	577	320	671	348
Operating (gains), losses and other charges, net	$886	$587	$1,722	$1,049

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Exit costs	$43	$291	$583	$380
Severance and other restructuring charges	289	9	511	395
Total restructuring charges and exit costs	$332	$300	$1,094	$775

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 31, 2014	$2,142
Exit costs (1)	583
Payments, net of sublease receipts	(845)
Interest accretion	103
Balance, September 30, 2015	1,983
Less current portion included in other current liabilities	470
Long-term portion included in other noncurrent liabilities	$1,513

(1)	Included as a component of operating (gains), losses and other charges, net.

Impairment charges of $0.7 million for the three quarters ended September 30, 2015 resulted primarily from the impairment of a restaurant identified as assets held for sale. Impairment charges of $0.3 million for the three quarters ended September 24, 2014 resulted primarily from the impairment of an underperforming unit.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of September 30, 2015:
Deferred compensation plan investments (1)	$9,478	$9,478	$—	$—	market approach
Interest rate swaps (2)	(2,697)	—	(2,697)	—	income approach
Total	$6,781	$9,478	$(2,697)	$—

Fair value measurements as of December 31, 2014:
Deferred compensation plan investments (1)	$9,295	$9,295	$—	$—	market approach
Interest rate swap (2)	642	—	642	—	income approach
Interest rate cap (2)	0	—	0	—	income approach
Total	$9,937	$9,295	$642	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps and interest rate cap are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 8 for details on the interest rate swaps and interest rate cap.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges	Valuation Technique

Fair value measurements as of September 30, 2015:
Assets held for sale (1)	$75	$—	$577	market approach

Fair value measurements as of December 31, 2014:
Assets held and used (2)	$—	$—	$320	income approach

(1)	As of September 30, 2015, assets held for sale were written down to their fair value. The fair value of assets held for sale is based upon Level 2 inputs, which include sales agreements.

(2)
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

As of September 30, 2015, we had outstanding revolver loans of $150.0 million and outstanding letters of credit under the senior secured revolver of $24.5 million. These balances resulted in availability of $75.5 million under the revolving facility. Prior to considering the impact of our interest rate swap, described below, the weighted-average interest rate on outstanding revolver loans was 1.70% and 2.17% as of September 30, 2015 and December 31, 2014, respectively. Taking into consideration our interest rate swap, which became effective on March 31, 2015, the weighted-average interest rate of outstanding revolver loans was 2.44% as of September 30, 2015.

Aggregate annual maturities of long-term debt, excluding capital lease obligations, at September 30, 2015 are as follows:

In thousands
Remainder of 2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	150,000
Total long-term debt, excluding capital lease obligations	$150,000

Interest Rate Hedges
We previously entered into interest rate hedges that capped the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applied to $125 million of borrowings from April 14, 2013 through April 13, 2014 and to $150 million of borrowings from April 14, 2014 through March 31, 2015.

We also previously entered into an interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 to March 29, 2018. During the quarter ended April 1, 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2025. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of September 30, 2015, under the terms of the swap, we will pay a fixed rate of 2.63% on the notional amounts from March 31, 2015 to March 29, 2018, pay a fixed rate of 3.936% from March 29, 2018 through March 31, 2025 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate. As of September 30, 2015, the fair value of the interest rate swaps was a liability of $2.7 million, which is recorded as a component of other noncurrent liabilities and deferred credits on our Condensed Consolidated Balance Sheets. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Subsequent to the end of the quarter ended September 30, 2015, we amended the New Credit Facility and entered into a new interest rate swap. See Note 16.

We believe that our estimated cash flows from operations for 2015, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Pension Plan:
Service cost	$95	$95	$285	$285
Interest cost	745	775	2,237	2,325
Expected return on plan assets	(877)	(988)	(2,631)	(2,965)
Amortization of net loss	434	231	1,300	693
Net periodic benefit cost	$397	$113	$1,191	$338

Other Defined Benefit Plans:
Interest cost	$26	$31	$80	$93
Amortization of net loss	20	15	59	46
Settlement loss recognized	—	33	—	58
Net periodic benefit cost	$46	$79	$139	$197

During 2014, our Board of Directors approved the termination of the Advantica Pension Plan as of December 31, 2014. We currently expect that the termination of the plan will be completed during the first half of 2016. Settlement gain or loss, if any, resulting from the termination will be recognized at that time. We will be required to make contributions to the qualified pension plan as a result of the termination, dependent upon market conditions and participant elections. We currently expect that these contributions will be between $6 million and $9 million.

We made no contributions to our qualified pension plan during the three quarters ended September 30, 2015. We made contributions of $2.5 million to our qualified pension plan during the three quarters ended September 24, 2014. We made contributions of $0.1 million and $0.4 million to our other defined benefit plans during the three quarters ended September 30, 2015 and September 24, 2014, respectively. We expect to contribute less than $0.1 million to our other defined benefit plans over the remainder of fiscal 2015.

Additional minimum pension liability of $24.2 million and $25.0 million is reported as a component of accumulated other comprehensive loss in our Condensed Consolidated Statement of Shareholders’ Equity as of September 30, 2015 and December 31, 2014, respectively.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Stock options	$—	$—	$—	$52
Performance share awards	1,727	446	4,905	2,358
Restricted stock units for board members	214	203	600	583
Total share-based compensation	$1,941	$649	$5,505	$2,993

Performance Share Awards

In February 2015, we granted certain employees approximately 0.2 million performance shares that vest based on the total shareholder return ("TSR") of our stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EBITDA growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $11.86 per share. The performance shares based on the Adjusted EBITDA growth rate have a grant date fair value of $11.03 per share, the market value of our stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on certain operating measures for the fiscal year ended December 30, 2015. The performance period for these performance shares is the three year fiscal period beginning January 1, 2015 and ending December 27, 2017. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the three quarters ended September 30, 2015, we made payments of $3.4 million in cash and issued 0.4 million shares of common stock related to performance share awards.

As of September 30, 2015, we had approximately $7.7 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 1.8 years.

Restricted Stock Units for Board Members

During the three quarters ended September 30, 2015, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $10.60 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the three quarters ended September 30, 2015, 0.1 million deferred stock units were converted into shares of common stock. As of September 30, 2015, we had approximately $0.5 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.6 years.

Note 11.     Income Taxes

The effective tax rate for the three quarters ended September 30, 2015 was 34.0%, compared to 33.2% for the three quarters ended September 24, 2014. The increase in the effective rate is primarily related to discrete tax items. The 2015 and 2014 rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 0.6% and 1.4%, respectively. The 2015 rate also benefited 1.8% from taking the foreign tax credit in lieu of a deduction upon the completion of the federal income tax return. The 2014 rate also benefited 1.3% from an out-of-period share-based compensation adjustment. We do not believe the out-of-period adjustments were material to any prior year financial statements or on earnings trends.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands, except for per share amounts)
Net income	$8,950	$8,343	$27,217	$23,047

Weighted average shares outstanding - basic	82,923	85,061	83,952	86,882
Effect of dilutive share-based compensation awards	2,133	1,922	2,115	1,962
Weighted average shares outstanding - diluted	85,056	86,983	86,067	88,844

Basic net income per share	$0.11	$0.10	$0.32	$0.27
Diluted net income per share	$0.11	$0.10	$0.32	$0.26

Anti-dilutive share-based compensation awards	—	252	—	549

Note 13.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 30, 2015	September 24, 2014
	(In thousands)
Income taxes paid, net	$4,916	$3,070
Interest paid	$6,102	$6,145

Noncash investing and financing activities:
Property acquisition payable	$615	$—
Issuance of common stock, pursuant to share-based compensation plans	$4,551	$1,030
Execution of capital leases	$3,635	$2,489
Treasury stock payable	$1,785	$108

Note 14.     Shareholders' Equity

Share Repurchase

Our Old Credit Facility (as defined in Note 8) permitted and our New Credit Facility (as defined in Note 8) permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. In April 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase up to an additional 10.0 million shares of our common stock (in addition to prior authorizations). Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. During the three quarters ended September 30, 2015, we repurchased 3.5 million shares of our common stock for approximately $38.9 million. This brings the total amount repurchased under this program to 9.6 million shares of our common stock for approximately $79.9 million, leaving 0.4 million shares that can be repurchased as of September 30, 2015.

On March 31, 2015, our Board of Directors approved a new share repurchase program authorizing us to repurchase an additional $100 million of our common stock, in addition to repurchases previously authorized. Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the April 2013 repurchase program.

Subsequent to the end of the quarter ended September 30, 2015, we entered into a $50 million accelerated share repurchase agreement. See Note 16.

Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31, 2014	$(24,994)	$392	$(24,602)
Amortization of net loss (1)	1,300	—	1,300
Net change in fair value of derivatives	—	(2,762)	(2,762)
Reclassification of derivatives to interest expense (2)	—	(578)	(578)
Income tax (expense) benefit related to items of other comprehensive loss	(507)	1,303	796
Balance as of September 30, 2015	$(24,201)	$(1,645)	$(25,846)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the three quarters ended September 30, 2015. See Note 9 for additional details.

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

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through September 30, 2015, no events had occurred that caused us to make payments under the guarantees. There were $10.0 million and $9.8 million of loans outstanding under these programs as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.7 million, respectively. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both September 30, 2015 and December 31, 2014, which are included as a component of other noncurrent liabilities and deferred credits in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.
Note 16.     Subsequent Events

Amendment of Credit Facility

On October 30, 2015, we amended the New Credit Facility (the "Amended Credit Facility") to exercise the accordion feature that allows us to increase the size of the revolver and to effect certain other changes. The Amended Credit Facility is comprised of a $325 million senior secured revolver (with a $30 million letter of credit sublimit). The maturity date for the credit facility remains March 30, 2020. There was no change to the interest rates for the facility. As of the closing, there were $155 million of borrowings outstanding under the amended revolver. Subsequent to the closing, additional borrowings under the Amended Credit Facility will be used to fund the $50 million accelerated share repurchase agreement (see Accelerated Share Repurchase below).

Accelerated Share Repurchase

On November 6, 2015, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the "ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo"), to repurchase an aggregate of $50 million of our common stock. In exchange for a $50 million up-front payment, we will receive an initial delivery of shares in the fourth quarter of 2015, which represents the minimum shares to be delivered based on the cap price. The total aggregate number of shares of our common stock to be repurchased pursuant to the ASR agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the ASR agreement, subject to a minimum number of shares. The ASR agreement is expected to be completed no later than July 2016, although the completion date may be accelerated or, under certain circumstances, extended, at Wells Fargo's option. At settlement, we may be entitled to receive additional shares of our common stock.

Interest Rate Hedge

On October 1, 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $50 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of September 30, 2015, under the terms of the swap, we will pay a fixed rate of 3.96% on the notional amount from March 29, 2018 through March 31, 2026 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of September 30, 2015 and results of operations for the quarter and three quarters ended September 30, 2015 compared to the quarter and three quarters ended September 24, 2014. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, such as avian flu, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 31, 2014. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 30, 2015		September 24, 2014		September 30, 2015		September 24, 2014
	(Dollars in thousands)
Revenue:
Company restaurant sales	$89,279	72.1%	$82,827	70.8%	$263,890	71.9%	$243,269	70.8%
Franchise and license revenue	34,499	27.9%	34,205	29.2%	103,378	28.1%	100,297	29.2%
Total operating revenue	123,778	100.0%	117,032	100.0%	367,268	100.0%	343,566	100.0%
Costs of company restaurant sales (a):
Product costs	23,289	26.1%	21,364	25.8%	66,609	25.2%	63,274	26.0%
Payroll and benefits	34,249	38.4%	32,507	39.2%	101,118	38.3%	97,584	40.1%
Occupancy	5,164	5.8%	5,418	6.5%	14,972	5.7%	15,445	6.3%
Other operating expenses	12,388	13.9%	12,514	15.1%	36,019	13.6%	35,322	14.5%
Total costs of company restaurant sales	75,090	84.1%	71,803	86.7%	218,718	82.9%	211,625	87.0%
Costs of franchise and license revenue (a)	10,649	30.9%	11,309	33.1%	32,843	31.8%	32,639	32.5%
General and administrative expenses	16,008	12.9%	13,439	11.5%	49,771	13.6%	41,623	12.1%
Depreciation and amortization	5,422	4.4%	5,185	4.4%	15,760	4.3%	15,704	4.6%
Operating (gains), losses and other charges, net	886	0.7%	587	0.5%	1,722	0.5%	1,049	0.3%
Total operating costs and expenses, net	108,055	87.3%	102,323	87.4%	318,814	86.8%	302,640	88.1%
Operating income	15,723	12.7%	14,709	12.6%	48,454	13.2%	40,926	11.9%
Interest expense, net	2,327	1.9%	2,284	2.0%	6,678	1.8%	6,880	2.0%
Other nonoperating expense (income), net	592	0.5%	(33)	0.0%	538	0.1%	(465)	(0.1)%
Net income before income taxes	12,804	10.3%	12,458	10.6%	41,238	11.2%	34,511	10.0%
Provision for income taxes	3,854	3.1%	4,115	3.5%	14,021	3.8%	11,464	3.3%
Net income	$8,950	7.2%	$8,343	7.1%	$27,217	7.4%	$23,047	6.7%

Other Data:
Company average unit sales	$563		$519		$1,660		$1,528
Franchise average unit sales	$397		$375		$1,185		$1,097
Company equivalent units (b)	159		159		159		159
Franchise equivalent units (b)	1,536		1,532		1,536		1,534
Company same-store sales increase (c)(d)	7.0%		4.1%		7.5%		3.7%
Domestic franchise same-store sales increase (c)(d)	5.9%		2.1%		6.7%		1.8%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2015 comparable units.

Unit Activity

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Company restaurants, beginning of period	160	160	161	163
Units opened	—	—	—	—
Units acquired from franchisees	1	—	2	—
Units sold to franchisees	—	—	—	—
Units closed	—	—	(2)	(3)
End of period	161	160	161	160

Franchised and licensed restaurants, beginning of period	1,536	1,533	1,541	1,537
Units opened	9	9	31	16
Units purchased from Company	—	—	—	—
Units acquired by Company	(1)	—	(2)	—
Units closed	(5)	(13)	(31)	(24)
End of period	1,539	1,529	1,539	1,529
Total restaurants, end of period	1,700	1,689	1,700	1,689

Company Restaurant Operations

During the quarter ended September 30, 2015, company restaurant sales increased $6.5 million, or 7.8%, primarily resulting from a 7.0% increase in company same-store sales. During the three quarters ended September 30, 2015, company restaurant sales increased $20.6 million, or 8.5%, primarily resulting from a 7.5% increase in company same-store sales. The sales for both 2015 periods benefited from the November 2014 reopening of our highest volume restaurant in Las Vegas, Nevada.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 84.1% for the quarter and 82.9% year-to-date from 86.7% and 87.0%, respectively, in the prior year.

Product costs increased to 26.1% for the quarter from 25.8% in the prior year primarily due to the increased cost of eggs. Year-to-date product costs decreased to 25.2% from 26.0% in the prior year primarily due to the favorable impact of product mix and the leveraging effect of higher sales.

Payroll and benefits decreased to 38.4% for the quarter and 38.3% year-to-date from 39.2% and 40.1%, respectively, in the prior year. The decrease for the quarter was primarily due to a 1.0 percentage point decrease in workers' compensation costs, a 0.2 percentage point decrease in labor costs and a 0.1 decrease in group insurance, partially offset by an increase in incentive compensation costs of 0.4 percentage points. The year-to-date decrease was primarily due to a 1.2 percentage point decrease in labor costs, a 0.6 percentage point decrease in workers' compensation costs and a 0.2 percentage point decrease in group insurance, partially offset by an increase in incentive compensation costs of 0.4 percentage points. The decrease in labor costs as a percentage of company restaurant sales was primarily due to the leveraging effect of higher sales.

Occupancy costs decreased to 5.8% for the quarter and 5.7% year-to-date from 6.5% and 6.3%, respectively, in the prior year. The decreases include 0.6 percentage points and 0.4 percentage points of benefit from general liability costs for the quarter and year-to-date periods, respectively, and the leveraging effect of higher sales.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 30, 2015		September 24, 2014		September 30, 2015		September 24, 2014
	(Dollars in thousands)
Utilities	$3,517	3.9%	$3,728	4.5%	$9,825	3.7%	$10,385	4.3%
Repairs and maintenance	1,549	1.7%	1,496	1.8%	4,496	1.7%	4,428	1.8%
Marketing	3,383	3.8%	3,141	3.8%	9,848	3.7%	9,003	3.7%
Other direct costs	3,939	4.4%	4,149	5.0%	11,850	4.5%	11,506	4.7%
Other operating expenses	$12,388	13.9%	$12,514	15.1%	$36,019	13.6%	$35,322	14.5%

The decrease in other operating expenses as a percentage of company restaurant sales is primarily due to the leveraging effect of higher sales in addition to decreased utility costs.

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 30, 2015		September 24, 2014		September 30, 2015		September 24, 2014
	(Dollars in thousands)
Royalties	$23,922	69.3%	$22,705	66.4%	$70,859	68.5%	$66,311	66.1%
Initial fees	558	1.6%	391	1.1%	1,659	1.6%	840	0.9%
Occupancy revenue	10,019	29.1%	11,109	32.5%	30,860	29.9%	33,146	33.0%
Franchise and license revenue	$34,499	100.0%	$34,205	100.0%	$103,378	100.0%	$100,297	100.0%

Occupancy costs	7,620	22.1%	8,292	24.3%	23,244	22.5%	24,773	24.7%
Other direct costs	3,029	8.8%	3,017	8.8%	9,599	9.3%	7,866	7.8%
Costs of franchise and license revenue	$10,649	30.9%	$11,309	33.1%	$32,843	31.8%	$32,639	32.5%

During the quarter ended September 30, 2015, royalties increased $1.2 million, or 5.4%, primarily resulting from a 5.9% increase in domestic same-store sales. During the three quarters ended September 30, 2015, royalties increased $4.5 million, or 6.9%, primarily resulting from a 6.7% increase in domestic same-store sales. Initial fees increased $0.2 million for the quarter as a higher number of successor agreements were signed and $0.8 million year-to-date as a higher number of restaurants were opened by franchisees. The decrease in occupancy revenue of $1.1 million, or 9.8%, for the quarter and $2.3 million, or 6.9%, year-to-date was primarily the result of lease expirations.

Costs of franchise and license revenue decreased $0.7 million, or 5.8%, for the quarter and increased $0.2 million, or 0.6%, year-to-date. Occupancy costs decreased $0.7 million, or 8.1%, for the quarter and $1.5 million, or 6.2%, year-to-date primarily resulting from lease expirations. Other direct costs were flat for the quarter and increased $1.7 million, or 22.0%, year-to-date primarily due to increased franchise administrative expenses. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 30.9% for the quarter from 33.1% for the prior year quarter and decreased to 31.8% year-to-date from 32.5% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Share-based compensation	$1,941	$649	$5,505	$2,993
Other general and administrative expenses	14,067	12,790	44,266	38,630
Total general and administrative expenses	$16,008	$13,439	$49,771	$41,623

The $2.6 million increase in general and administrative expenses for the quarter was primarily the result of increases in share-based compensation of $1.3 million and payroll and benefits of $0.8 million. The $8.1 million increase in general and administrative expenses year-to-date was primarily the result of increases in incentive compensation of $2.9 million, share-based compensation of $2.5 million and payroll and benefits of $1.6 million.

Depreciation and amortization was comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Depreciation of property and equipment	$4,217	$3,870	$12,141	$11,540
Amortization of capital lease assets	853	833	2,560	2,599
Amortization of intangible and other assets	352	482	1,059	1,565
Total depreciation and amortization expense	$5,422	$5,185	$15,760	$15,704

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Gains on sales of assets and other, net	$(23)	$(33)	$(43)	$(74)
Restructuring charges and exit costs	332	300	1,094	775
Impairment charges	577	320	671	348
Operating (gains), losses and other charges, net	$886	$587	$1,722	$1,049

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Exit costs	$43	$291	$583	$380
Severance and other restructuring charges	289	9	511	395
Total restructuring and exit costs	$332	$300	$1,094	$775

Impairment charges of $0.7 million for the three quarters ended September 30, 2015 resulted primarily from the impairment of a restaurant identified as assets held for sale. Impairment charges of $0.3 million for the three quarters ended September 24, 2014 resulted primarily from the impairment of an underperforming unit.

Operating income was $15.7 million for the quarter and $48.5 million year-to-date compared with $14.7 million and $40.9 million, respectively, for the prior year periods.

Interest expense, net was comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
	(In thousands)
Interest on credit facilities	$607	$892	$1,995	$2,623
Interest on interest rate swaps	284	—	578	—
Interest on capital lease liabilities	928	828	2,531	2,505
Letters of credit and other fees	285	329	899	1,023
Interest income	(18)	(21)	(52)	(61)
Total cash interest	2,086	2,028	5,951	6,090
Amortization of deferred financing costs	123	120	366	362
Interest accretion on other liabilities	118	136	361	428
Total interest expense, net	$2,327	$2,284	$6,678	$6,880

Other nonoperating expense, net was $0.6 million and $0.5 million for both the quarter and year-to-date periods, respectively, compared with other nonoperating income, net of less than $0.1 million and $0.5 million, respectively, for the prior year periods. The current year nonoperating expense was primarily the result of losses on deferred compensation plan investments. In addition, the year-to-date period included $0.3 million of write-offs of deferred financing costs related to the New Credit Facility (as defined below).

The provision for income taxes was $3.9 million for the quarter and $14.0 million year-to-date compared to $4.1 million and $11.5 million, respectively, for the prior year periods. The effective tax rate was 30.1% for the quarter and 34.0% year-to-date compared to 33.0% and 33.2%, respectively, for the prior year periods. The increase in the year-to-date effective tax rate was primarily related to discrete tax items. The 2015 and 2014 year-to-date rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 0.6% and 1.4%, respectively. The 2015 year-to-date rate also benefited 1.8% from taking the foreign tax credit in lieu of a deduction upon the completion of the federal income tax return. The 2014 year-to-date rate also benefited 1.3% from an out-of-period share-based compensation adjustment. We do not believe the out-of-period adjustments were material to any prior year financial statements or on earnings trends. We expect the 2015 fiscal year effective tax rate to be between 34% and 35%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $9.0 million for the quarter and $27.2 million year-to-date compared with $8.3 million and $23.0 million, respectively, for the prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 30, 2015	September 24, 2014
	(In thousands)
Net cash provided by operating activities	$56,927	$48,241
Net cash used in investing activities	(20,554)	(17,198)
Net cash used in financing activities	(30,846)	(32,536)
Increase (decrease) in cash and cash equivalents	$5,527	$(1,493)

We believe that our estimated cash flows from operations for 2015, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $20.6 million for the three quarters ended September 30, 2015. These cash flows include capital expenditures of $18.4 million and acquisitions of restaurants and real estate for $2.3 million. Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 30, 2015	September 24, 2014
	(In thousands)
Facilities	$6,989	$4,767
Remodeling	9,358	10,520
Information technology	587	541
Other	1,498	2,052
Capital expenditures	$18,432	$17,880

Capital expenditures for fiscal 2015 are expected to be approximately $31-$33 million, including approximately 50 remodels anticipated to be completed at company restaurants, acquisitions of restaurants and real estate and the opening of four company restaurants. During the three quarters ended September 30, 2015, we remodeled 37 company restaurants.

Cash flows used in financing activities were $30.8 million for the three quarters ended September 30, 2015, which included cash payments for stock repurchases of $37.3 million.

Our working capital deficit was $18.3 million at September 30, 2015 compared with $24.3 million at December 31, 2014. The decrease in working capital deficit was primarily related to the reduction in the current portion of long-term debt resulting from the New Credit Facility. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

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

As of September 30, 2015, we had outstanding revolver loans of $150.0 million and outstanding letters of credit under the senior secured revolver of $24.5 million. These balances resulted in availability of $75.5 million under the revolving facility. Prior to considering the impact of our interest rate swap, described below, the weighted-average interest rate on outstanding revolver loans was 1.70% and 2.17% as of September 30, 2015 and December 31, 2014, respectively. Taking into consideration our interest rate swap that became effective on March 31, 2015 and is described below, the weighted-average interest rate of outstanding revolver loans was 2.44% as of September 30, 2015.

Our future contractual obligations relating to long-term debt and related interest obligations as of September 30, 2015 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$150,000	$—	$—	$—	$150,000
Interest obligations (a)	19,636	917	7,334	10,077	1,308
Total	$169,636	$917	$7,334	$10,077	$151,308

(a)
Interest obligations represent payments related to our long-term debt outstanding at September 30, 2015. For long-term debt with variable rates, we have used the rate applicable at September 30, 2015 to project interest over the periods presented in the table above.

See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for information concerning other future contractual obligations and commitments.

Amendment of Credit Facility

Subsequent to quarter-end, on October 30, 2015, we amended the New Credit Facility (the "Amended Credit Facility") to exercise the accordion feature that allows us to increase the size of the revolver and to effect certain other changes. The Amended Credit Facility is comprised of a $325 million senior secured revolver (with a $30 million letter of credit sublimit). The maturity date for the credit facility remains March 30, 2020. There was no change to the interest rates for the facility. As of the closing, there were $155 million of borrowings outstanding under the amended revolver. Subsequent to the closing, additional borrowings under the Amended Credit Facility will be used to fund a $50 million accelerated share repurchase agreement.

Interest Rate Hedges

We previously entered into an interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 to March 29, 2018. During the quarter ended April 1, 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2025. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of September 30, 2015, under the terms of the swap, we will pay a fixed rate of 2.63% on the notional amounts from March 31, 2015 to March 29, 2018, pay a fixed rate of 3.936% from March 29, 2018 through March 31, 2025 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate. As of September 30, 2015, the fair value of the interest rate swaps was a liability of $2.7 million, which is recorded as a component of other noncurrent liabilities and deferred credits on our Condensed Consolidated Balance Sheets.

Subsequent to quarter-end, on October 1, 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt. We designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $50 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of September 30, 2015, under the terms of the swap, we will pay a fixed rate of 3.96% on the notional amount from March 29, 2018 through March 31, 2026 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of September 30, 2015, borrowings under our credit facility bore interest at variable rates based on LIBOR plus a spread of 150 basis points per annum. Through March 31, 2015, up to $150 million of the borrowings under our credit facility had a 200 basis point LIBOR point cap. Our interest rate swap became effective on March 31, 2015, which hedges our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of September 30, 2015, under the terms of the swap, we will pay a fixed rate of 2.63% on the notional amounts from March 31, 2015 to March 29, 2018, pay a fixed rate of 3.936% from March 29, 2018 through March 31, 2025 and receive payments during these periods from a counterparty based on the 30-day LIBOR rate. As of September 30, 2015, the swap effectively increased our ratio of fixed rate debt from approximately 12% of total debt to approximately 82% of total debt. We expect to reclassify approximately $1.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Condensed Consolidated Statements of Income. See Note 8 of our Condensed Consolidated Financial Statements for additional details.

Based on the levels of borrowings under the credit facility at September 30, 2015, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $0.3 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at September 30, 2015, taking into consideration the interest rate swap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
July 2, 2015 - July 29, 2015	86	$11.61	86	1,871
July 30, 2015 - August 26, 2015	386	11.96	386	1,485
August 27, 2015 - September 30, 2015	1,065	11.35	1,065	420
Total	1,537	$11.52	1,537

(1)	Average price paid per share excludes commissions.

(2)
On April 25, 2013, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 30, 2015, we purchased 1,536,589 shares of our common stock for an aggregate consideration of approximately $17.7 million, pursuant to the share repurchase program.

(3)
In addition to the shares that may yet be purchased under prior authorizations, as shown in the table above, on March 31, 2015, our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock. Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the April 25, 2013 repurchase program.

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

DENNY'S CORPORATION

Date:	November 9, 2015	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	November 9, 2015	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller