Form 10-K
period 2015-12-30
DENNYS CORP
filed 2016-02-29
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 30, 2015
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $842.1 million as of July 1, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $11.68 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 24, 2016, 77,008,685 shares of the registrant’s common stock, $.01 par value per share, were outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” sections and elsewhere herein, which reflect our best judgment based on factors currently known, involve risks and uncertainties. Words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “hope,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements speak only as to the date thereof. Except as may be required by law, we expressly disclaim any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections and, in particular, those set forth in the cautionary statements contained in “Risk Factors.” The forward-looking information we have provided in this Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains based on the number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 30, 2015, the Denny’s brand consisted of 1,710 franchised, licensed and company operated restaurants around the world with combined sales of $2.7 billion, including 1,599 restaurants in the United States and 111 international locations. As of December 30, 2015, 1,546 of our restaurants were franchised or licensed, representing 90% of the total restaurants, and 164 were company operated.

Denny’s is known as America's Diner, or in the case of our international locations, “the local diner.” Open 24/7 in most locations, we provide our guests quality food that emphasizes everyday value and new products through our compelling limited time only offerings, delivered in a warm, friendly “come as you are” atmosphere. Denny's has been serving guests for over 60 years and is best known for its breakfast fare, which is available around the clock. The Original Grand Slam, introduced in 1977, remains one of our most popular menu items. In addition to our breakfast-all-day items, Denny's offers a wide selection of lunch and dinner items including burgers, sandwiches, salads and skillet entrées, along with an assortment of beverages, appetizers and desserts.

In 2015, Denny's average annual restaurant sales were $2.2 million for company restaurants and $1.6 million for franchised restaurants. At our company restaurants, the guest check average was $9.69 with an approximate average of 4,400 guests served per week. Because our restaurants are open 24 hours, we have four dayparts (breakfast, lunch, dinner and late night), accounting for 24%, 35%, 22% and 19%, respectively, of average daily sales at company restaurants. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2015, 36% of an average week of sales at company restaurants occurred between Friday late night and Sunday lunch.

References to "Denny's," the "Company," "we," "us," and "our" in this Form 10-K are references to Denny's Corporation and its subsidiaries.

Restaurant Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Traditional twenty-year Denny’s franchise agreements have an initial fee of up to $40,000 and the royalty payment is up to 4.5% of gross sales. Additionally, our franchisees are required to contribute up to 3% of gross sales for brand promotion and may make additional advertising contributions as part of a local marketing co-operative. Franchise agreements for nontraditional locations, such as university campuses and military bases, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. For 2015, our average royalty rate was approximately 4.02%.

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

Domestic Development

To accelerate the growth of the brand in certain under-penetrated markets, we offer certain incentive programs. These programs provide significant incentives for franchisees to develop multiple locations in areas where Denny's does not have the top market share. The benefits to franchisees include reduced franchise fees, lower royalties for a limited time period and credits towards certain development services, such as training fees.

In recent years, we have opened restaurant locations within travel centers, primarily with Pilot and Pilot Flying J Travel Centers. At the end of 2015, we opened three new travel center restaurants in partnership with Kwik TripTM convenience stores. Additionally, we have opened nontraditional locations on university campuses and military bases operating under the Denny's Fresh Express®, Denny's AllNighter® or The Den® names.

Through our various development efforts, we currently have approximately 75 domestic franchised restaurants in our development pipeline. The majority of these restaurants are expected to open over the next five years. While we anticipate the majority of the restaurants to be opened under these agreements, generally as scheduled, from time to time some of our franchisees' ability to grow and meet their development commitments may be hampered by the economy, the lending environment or other circumstances.

International Development

In addition to the development agreements signed for domestic restaurants, we have approximately 100 international franchised restaurants in our development pipeline. The international pipeline includes 28 restaurants in the Middle East, 15 in Indonesia, 13 in Canada, ten in Turkey and ten in the Philippines. During 2015, we opened eight franchised international locations, including four in Canada, two in the United Arab Emirates and two in the Dominican Republic.

During 2016, we expect to open a total of 40 to 45 franchised restaurants in domestic and international markets, resulting in net growth of five to ten restaurants.

Franchise Focused Business Model

Through our development and refranchising efforts we have achieved a restaurant portfolio mix of 90% franchised and 10% company operated. The majority of our future restaurant openings and growth of the brand will come primarily from the development of franchised restaurants. The following table summarizes the changes in the number of company restaurants and franchised and licensed restaurants during the past five years (excluding relocations):

	2015	2014	2013	2012	2011
Company restaurants, beginning of period	161	163	164	206	232
Units opened	3	1	—	1	8
Units acquired from franchisees	3	—	2	1	—
Units sold to franchisees	(1)	—	(2)	(36)	(30)
Units closed	(2)	(3)	(1)	(8)	(4)
End of period	164	161	163	164	206

Franchised and licensed restaurants, beginning of period	1,541	1,537	1,524	1,479	1,426
Units opened	42	37	46	39	53
Units purchased from Company	1	—	2	36	30
Units acquired by Company	(3)	—	(2)	(1)	—
Units closed	(35)	(33)	(33)	(29)	(30)
End of period	1,546	1,541	1,537	1,524	1,479
Total restaurants, end of period	1,710	1,702	1,700	1,688	1,685

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 30, 2015:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	94	35.3%	94	6.1%
Two to five	105	39.5%	308	19.9%
Six to ten	28	10.5%	214	13.8%
Eleven to fifteen	14	5.3%	176	11.4%
Sixteen to thirty	16	6.0%	325	21.0%
Thirty-one and over	9	3.4%	429	27.8%
Total	266	100.0%	1,546	100.0%

 Restaurant Operations

We believe that the consistent and reliable execution of basic restaurant operations in each Denny’s restaurant, whether it is company or franchised, is critical to our success. To meet and exceed our guests’ expectations, we require both our company and our franchised restaurants to maintain the same strict brand standards. These standards relate to the preparation and efficient serving of quality food and the maintenance, repair and cleanliness of each restaurant.

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

A principal feature of our restaurant operations is the consistent focus on improving operations at the restaurant level. Our Pride Review Program, executed by a team of coaches, is designed to continuously improve the execution of our brand standards and shift management at each company and franchised restaurant. In addition, Denny’s maintains training programs for hourly employees and restaurant management. Hourly employee training programs (including eLearning) are position-specific and focus on skills and tasks necessary to successfully fulfill the responsibilities assigned to them, while continually enhancing guest satisfaction. Denny's Manager In Training (“MIT”) program provides managers with the knowledge and leadership skills needed to successfully operate a Denny's restaurant. The MIT program is required for all new managers of company restaurants and is also available to Denny's franchisees to train their managers.

Product Development and Marketing

Menu Offerings

The Denny’s menu offers a large selection of high-quality, moderately priced products designed to appeal to all types of guests. We offer a wide variety of items for breakfast, lunch, dinner and late night dining, in addition to appetizers, desserts and beverages. Our Fit Fare® menu helps our guests identify items best suited to their dietary needs. Most Denny’s restaurants offer special items for children and seniors at reduced prices. Our “America’s Diner" brand positioning, which provides the promise of Everyday Value with craveable, indulgent products served in a friendly and welcoming atmosphere, establishes the framework for our primary marketing strategies. These strategies focus on optimizing our product offering to further align with consumer needs, which includes enhancing our core "breakfast all day" platform while providing everyday affordability, primarily through our $2 $4 $6 $8 Value Menu® and delivering compelling limited-time-only products.

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

While nearly all products used in our restaurants are contracted for by our Purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company ("MBM"), a wholly owned subsidiary of McLane Company, Inc., under a long-term distribution contract. MBM distributes restaurant products and supplies to the Denny’s system from approximately 200 vendors, representing approximately 90% of our restaurant product and supply purchases. We believe that satisfactory alternative sources of supply are generally available for all the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

Marketing and Advertising

Our Marketing team employs integrated marketing and advertising strategies that promote the Denny’s brand. Brand and communications strategy, advertising, broadcast media, social media, digital media, menu management, product innovation and development, consumer insights, target segment marketing, public relations, field marketing and national/local promotions and partnerships all fall under the marketing umbrella.

We focus our marketing campaigns on amplifying Denny's brand strengths as America's Diner, promoting the various breakfast, lunch, dinner, late night and Fit Fare® menu offerings in addition to both value and premium limited time only offerings. Denny's deploys comprehensive marketing strategies on a national level and through local co-operatives, targeting customers through network, cable and local television, radio, online, digital, social, outdoor and print media.

Brand Protection & Quality

Denny’s will only serve our guests food that is safe and wholesome and that meets our quality standards. Our systems, from "farm to fork," are based on Hazard Analysis and Critical Control Points ("HACCP"), whereby we prevent, eliminate or reduce hazards to a safe level to protect the health of the employees and guests. To ensure this basic expectation of our guests, Denny’s also has risk-based systems in place to validate only approved vendors and distributors which meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurant employees follow regulatory requirements (federal, state and local), industry “best practices” and Denny’s Brand Standards.

We use multiple approaches to quality including third-party unannounced restaurant inspections (utilizing Denny’s Brand Protection Reviews), health department reviews and employee/manager training in their respective roles. It is a brand standard that all regulatory reviews/inspections be submitted to the Brand Protection department within 24 hours. We follow-up on all inspections received, and assist Operations and Facilities personnel, as well as franchisees, where applicable, to bring resolution to regulatory issues or concerns. If operational brand standard expectations are not met, a remediation process is immediately initiated. Our HACCP program uses nationally recognized food safety training courses and American National Standards Institute accredited certification programs.

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

Trademarks and Service Marks

Through our wholly-owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including "Denny's®", "Grand Slam®", "$2 $4 $6 $8 Value Menu®" and "Fit Fare®". We consider our trademarks and service marks important to the identification of our restaurants and believe they are of material importance to the conduct of our business. Domestic trademark and service mark registrations are renewable at various intervals from 10 to 20 years. International trademark and service mark registrations have various durations from 5 to 20 years. We generally intend to renew trademarks and service marks that come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations in the United States and other jurisdictions where we do business. In addition, we have registered various domain names on the internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property.

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

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending; the political environment (including acts of war and terrorism), changes in customer travel patterns including changes in the price of gasoline; changes in socio-demographic characteristics of areas where restaurants are located; changes in consumer tastes and preferences; food safety and health concerns; outbreaks of flu viruses (such as avian flu) or other diseases; increases in the number of restaurants; and unfavorable trends affecting restaurant operations, such as rising wage rates, health care costs, utilities expenses and unfavorable weather. See "Risk Factors" for additional information.

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

We are also subject to federal and state laws, including the Fair Labor Standards Act, governing matters such as minimum wage, tip reporting, overtime, exempt status classification and other working conditions. A substantial number of our employees are paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces wages deemed to be paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. Employers must pay the higher of the federal or state minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts, however, there can be no assurance that we will be successful in these efforts in the future.

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act required that most individuals obtain health insurance coverage beginning in 2014 and also required that certain large employers offer coverage to their employees or pay a financial penalty beginning in 2015. We began complying with the laws in 2014. Although we cannot predict with certainty the financial and operational impacts these laws will have on us in the future, we expect that our expenses related to employee health benefits will increase over the long term as a result of these laws. Any such increases could adversely affect our business, cash flows, financial condition and results of operations. Additionally, the health care reform laws will require restaurant companies such as ours to disclose calorie information on their menus effective December 1, 2016. We early adopted this requirement during 2015 and did not incur any material costs from compliance with this provision of the law.

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

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of both Denny’s Corporation and Denny's Inc.:

Name	Age	Positions
Christopher D. Bode	53	Senior Vice President, Chief Operating Officer

John W. Dillon	44	Senior Vice President, Chief Marketing Officer

Stephen C. Dunn	51	Senior Vice President, Chief Global Development Officer

Timothy E. Flemming	55	Senior Vice President, General Counsel and Chief Legal Officer

John C. Miller	60	Chief Executive Officer and President

Jill A. Van Pelt	47	Senior Vice President, Chief People Officer

F. Mark Wolfinger	60	Executive Vice President, Chief Administrative Officer and Chief Financial Officer

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

Mr. Dunn has been Senior Vice President, Chief Global Development Officer since July 2015. He previously served as Senior Vice President, Global Development from April 2011 to July 2015 and Vice President, Company and Franchise Development from September 2005 to April 2011.
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

Employees

At December 30, 2015, we had approximately 8,500 employees, of whom 8,100 were restaurant employees, 100 were field support employees and 300 were corporate personnel. None of our employees are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers and approximately 45 hourly employees. The Chief Operating Officer, along with the VP, Franchise Operations, the VP, Training and the VP, Operations Services, establish the strategic direction and key initiatives for the Operations Teams. In addition, we employ two Directors of Company Operations, four Regional Directors of Franchise Operations and a team of Company District Managers and Franchise Business Leaders to guide and support the franchisees and in-restaurant teams. The duties of the Directors of Operations, District Managers and Franchise Business Leaders include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensure the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

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

Item 1A.     Risk Factors

We caution you that our business and operations are subject to a number of risks and uncertainties. The occurrence of any of the events discussed in the following risk factors may materially and adversely affect our business, financial condition and results of operations, which may materially and adversely affect the value of our shares of common stock. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

A decline in general economic conditions could adversely affect our financial results.

Consumer spending habits, including discretionary spending on dining at restaurants such as ours, are affected by many factors including:

•	prevailing economic conditions, including interest rates;

•	energy costs, especially gasoline prices;

•	levels of employment;

•	salaries and wage rates, including tax rates;

•	consumer confidence; and

•	consumer perception of economic conditions.

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

Each of our restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. We expect competition to continue to increase. The following are important aspects of competition:

•	restaurant location;

•	advantageous commercial real estate suitable for restaurants;

•	number and location of competing restaurants;

•	attractiveness and repair and maintenance of facilities;

•	ability to develop and support evolving technology to deliver a consistent and compelling guest experience;

•	food quality, new product development and value;

•	dietary trends, including nutritional content;

•	training, courtesy and hospitality standards;

•	ability to attract and retain high quality staff;

•	quality and speed of service; and

•	the effectiveness of marketing and advertising programs.

The returns and profitability of our restaurants may be negatively impacted by a number of factors, including those described below.

Food service businesses are often materially and adversely affected by changes in:

•	consumer preferences, including nutritional and dietary concerns;

•	consumer spending habits;

•	global, national, regional and local economic conditions; and

•	demographic trends.

The performance of our individual restaurants may be materially and adversely affected by factors such as:

•	traffic patterns;

•	demographic trends; and

•	the type, number and location of competing restaurants.

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, the food service industry in general, and our results of operations and financial condition in particular, may be adversely affected by unfavorable trends or developments such as:

•	inflation;

•	volatility in certain commodity markets;

•	increased food costs;

•	health concerns arising from food safety issues and other food-related pandemics, outbreaks of flu viruses, such as avian flu, or other diseases;

•	increased energy costs;

•	labor and employee benefits costs (including increases in minimum hourly wage, employment tax rates, health care costs and workers’ compensation costs);

•	regional weather conditions; and

•	the availability of experienced management and hourly employees.

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

For 2015, our ten largest franchisees accounted for 29% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 256 franchisees. Although the loss of revenues from the closure of any one franchised restaurant may not be material, such revenues generate margins that may exceed those generated by other restaurants or offset fixed costs which we continue to incur.

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 30, 2015, no events had occurred that caused us to make payments under the guarantees. There were $8.7 million and $9.8 million of loans outstanding under these programs as of December 30, 2015 and December 31, 2014, respectively. As of December 30, 2015, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.3 million, respectively.

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

The international markets in which our franchisees currently operate and any additional markets our franchisees may enter outside of the United States, have many differences compared to our domestic markets. There may be lower consumer familiarity with the Denny’s brand in these markets, as well as different competitive conditions, consumer tastes and economic, political and health conditions. Additionally, there are risks associated with sourcing quality ingredients and other commodities in a cost-effective and timely manner. As a result, our franchised international restaurants may take longer to reach expected sales and profit levels, and may never do so, thereby affecting the brand’s overall growth and profitability. Building brand awareness may take longer than expected, which could negatively impact our profitability in those markets.
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

Failure of computer systems, information technology or cyber security could result in material harm to our reputation and business.
We and our franchisees rely on computer systems and information technology to conduct our business. A material failure or interruption of service or a breach in security of our computer systems caused by malware or other attack could cause reduced efficiency in operations, loss or misappropriation of data, or business interruptions, or could impact delivery of food to restaurants or financial functions such as vendor payment or employee payroll. We have business continuity plans that attempt to anticipate and mitigate such failures, but it is possible that significant capital investment could be required to rectify these problems, or more likely that cash flows could be impacted, in the shorter term.

We receive and maintain certain personal information about our guests, employees and franchisees. Our use of this information is regulated at the federal and state levels, as well as by certain third-party contracts. If our security and information systems are compromised and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change or cyber risks evolve pertaining to this data, we may incur additional costs to ensure we remain in compliance.

Numerous government regulations impact our business, and our failure to comply with them could adversely affect our business.

We and our franchisees are subject to federal, state and local laws and regulations governing, among other things:

•	preparation, labeling, advertising and sale of food;

•	sanitation and safety;

•	land use, sign restrictions and environmental matters;

•	employee health care requirements, including the implementation and uncertain legal, regulatory and cost implications of the health care reform law;

•	management and protection of the personnel data of our guests, employees and franchisees;

•	payment card regulation and related industry rules;

•	the sale of alcoholic beverages;

•	hiring and employment practices, including minimum wage and tip credit laws and fair labor standards; and

•	Americans with Disabilities Act.

The operation of our franchisee system is also subject to regulations enacted by a number of states and rules promulgated by the Federal Trade Commission. Due to our international franchising, we are subject to governmental regulations throughout the world impacting the way we do business with our international franchisees. Additionally, given our significant concentration of restaurants in California, changes in regulations in that state could have a disproportionate impact on our operations. If we or our franchisees fail to comply with these laws and regulations, we or our franchisees could be subjected to restaurant closure, fines, penalties and litigation, which may be costly and could adversely affect our results of operations and financial condition. In addition, the future enactment of additional legislation regulating the franchise relationship could adversely affect our operations.

We continue to evaluate the potential impacts of The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act on our business, and accommodate various parts of the law and related rules and regulations as they take effect. Because of the breadth and complexity of these laws and the phased-in nature of implementation, we cannot predict with certainty the financial and operational impacts the laws will have on us in the future. However, we expect that our expenses related to employee health benefits will increase over the long term as a result of this these laws. Any such increases could adversely affect our business, cash flows, financial condition and results of operations.

Additionally, the health care reform laws will require restaurant companies such as ours to disclose calorie information on their menus effective December 1, 2016. We early adopted this requirement during 2015 and did not incur any material costs from compliance with this provision of the law. We cannot anticipate the changes in guest behavior that could result from the implementation of this provision, which could have an adverse effect on our sales or results of operations.

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

We are subject to the risk of, or are involved in from time to time, complaints or litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management’s attention away from operations and hurt our performance. Further, adverse publicity resulting from claims may harm our business or that of our franchisees.

Food safety and quality concerns may negatively impact our business and profitability.

Incidents or reports of food- or water-borne illness, or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures, improper employee conduct, or presence of communicable disease at our restaurants or suppliers could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation and a decrease in customer traffic resulting from these reports could negatively impact our revenues and profits. Similar incidents or reports occurring at other restaurant brands unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us. In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.

We rely on our domestic and international vendors, as do our franchisees, to provide quality ingredients and to comply with applicable laws and industry standards. A failure of one of our domestic or international vendors to meet our quality standards, or meet domestic or international food industry standards, could result in a disruption in our supply chain and negatively impact our brand and our business and profitability. Our inability to manage an event such as a product recall or product related litigation could also cause our results to suffer.

Negative publicity generated by incidents at a few restaurants can adversely affect the operating results of our entire chain and the Denny’s brand.

Food safety concerns, health concerns, outbreaks of flu viruses (such as avian flu) or other diseases, criminal activity, alleged discrimination or other operating issues stemming from one restaurant or a limited number of restaurants do not just impact that particular restaurant or a limited number of restaurants. Rather, our entire chain of restaurants may be at risk from the negative publicity generated by an incident at a single restaurant. The increasing use of social media platforms has increased the speed and scope of adverse publicity and could hinder our ability to quickly and effectively respond to such reports. This negative publicity can adversely affect the operating results of our entire chain and the Denny’s brand.

If we fail to recruit, develop and retain talented employees, our business could suffer.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. We maintain a documented system of internal controls which is reviewed and tested by the company’s full time Internal Audit department. The Internal Audit department reports directly to the Audit and Finance Committee of the Board of Directors. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

As a holding company, Denny’s Corporation depends on upstream payments from its operating subsidiaries.

Almost all of our assets are owned, and all of our operating revenues are earned, by our subsidiaries, which are also the primary obligors for substantially all of the indebtedness, obligations and liabilities related to our business. Accordingly, our ability to repurchase shares of our common stock and to make any distributions to our shareholders depends on the performance of those subsidiaries and their ability to make distributions to Denny’s Corporation. Their ability to make such distributions may be subject to contractual and other restrictions.

Many factors, including those over which we have no control, affect the trading price of our common stock.

Factors such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report directly relates to our business, could have an impact on the trading price of our common stock. In addition to investor expectations about our prospects, trading activity in our common stock can reflect the portfolio strategies and investment allocation changes of institutional holders, as well as non-operating initiatives such as our share repurchase programs. Any failure to meet market expectations whether for same-store sales, restaurant unit growth, earnings per share or other metrics could cause our share price to decline.

Our indebtedness could have an adverse effect on our financial condition and operations.

As of December 30, 2015, we had total indebtedness of $215.7 million, including capital leases.

We continually monitor our cash flow and liquidity needs. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover those needs, we could seek additional sources of funds, including incurring additional debt and selling selected assets, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures over the next twelve months. We have no material debt maturities scheduled until March 2020. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations.

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

The credit agreement governing our indebtedness contains various covenants that limit, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends, repurchase shares of our common stock or make distributions or certain other restricted payments;

•	make certain investments;

•	create dividend or other payment restrictions affecting restricted subsidiaries;

•	issue or sell capital stock of restricted subsidiaries;

•	guarantee indebtedness;

•	enter into transactions with shareholders or affiliates;

•	create liens;

•	sell assets and use the proceeds thereof;

•	engage in sale-leaseback transactions; and

•	enter into certain mergers and consolidations.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 5,000 square feet, allowing them to accommodate an average of 110-170 guests. The number and location of our restaurants as of December 30, 2015 are presented below:

United States	Company	Franchised / Licensed	Total
Alabama	2	5	7
Alaska	—	3	3
Arizona	7	74	81
Arkansas	—	9	9
California	59	340	399
Colorado	—	29	29
Connecticut	—	11	11
Delaware	—	1	1
District of Columbia	—	2	2
Florida	18	120	138
Georgia	1	20	21
Hawaii	2	4	6
Idaho	—	11	11
Illinois	7	47	54
Indiana	—	37	37
Iowa	—	2	2
Kansas	—	8	8
Kentucky	2	14	16
Louisiana	1	3	4
Maine	—	7	7
Maryland	3	22	25
Massachusetts	—	7	7
Michigan	4	17	21
Minnesota	—	15	15
Mississippi	1	4	5
Missouri	4	37	41
Montana	—	4	4
Nebraska	—	5	5
Nevada	6	29	35
New Hampshire	—	3	3
New Jersey	—	9	9
New Mexico	—	27	27
New York	1	52	53
North Carolina	—	28	28
North Dakota	—	4	4
Ohio	4	38	42
Oklahoma	—	15	15
Oregon	—	24	24
Pennsylvania	11	28	39
Rhode Island	—	4	4
South Carolina	—	17	17
South Dakota	—	3	3
Tennessee	2	4	6
Texas	17	173	190
Utah	—	25	25
Vermont	—	2	2
Virginia	9	19	28
Washington	—	45	45
West Virginia	—	3	3
Wisconsin	3	21	24
Wyoming	—	4	4
Total Domestic	164	1,435	1,599

International	Company	Franchised / Licensed	Total
Canada	—	70	70
Chile	—	1	1
Costa Rica	—	3	3
Curacao N.V.	—	1	1
Dominican Republic	—	3	3
El Salvador	—	1	1
Guam	—	2	2
Honduras	—	3	3
Mexico	—	6	6
New Zealand	—	7	7
Puerto Rico	—	12	12
United Arab Emirates	—	2	2
Total International	—	111	111
Total Domestic	164	1,435	1,599
Total	164	1,546	1,710

Of the total 1,710 restaurants in the Denny's brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	36	57	93
Leased properties	128	258	386
	164	315	479

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 47 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy 17 floors of the building, with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market ("NASDAQ"). The following table lists the high and low sales prices of our common stock for each quarter of fiscal years 2015 and 2014, according to NASDAQ.

	High	Low
2015
First quarter	$12.08	$9.61
Second quarter	12.10	10.20
Third quarter	12.80	10.86
Fourth quarter	11.54	9.18
2014
First quarter	$7.49	$6.27
Second quarter	6.93	6.13
Third quarter	7.28	6.18
Fourth quarter	10.73	6.92

Stockholders

As of February 24, 2016, there were 77,008,685 shares of our common stock outstanding and approximately 12,200 record and beneficial holders of our common stock.

Dividends and Share Repurchases

Our credit facility allows for the payment of cash dividends and/or the repurchase of our common stock, subject to certain limitations and continued maintenance of all relevant covenants before and after any such payment of any dividend or stock purchase. An aggregate amount is available for such dividends or stock repurchases as follows:

•
not to exceed $50.0 million if the Consolidated Leverage Ratio (as defined in the Credit Agreement, as amended) is 3.0x or greater and unlimited if the Consolidated Leverage Ratio is below 3.0x, provided that, in each case, at least $20.0 million of availability is maintained under the revolving credit facility after such payment; and

•
an additional annual aggregate amount equal to $0.05 times the number of outstanding shares of our common stock, as of December 31, 2014, plus each additional share of our common stock that is issued after such date.

Though we have not historically paid cash dividends, we have in recent years undertaken share repurchases. The table below provides information concerning repurchases of shares of our common stock during the quarter ended December 30, 2015.

Period	Total Number of Shares Purchased		Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
October 1, 2015 - October 28, 2015	1,033		$11.10		1,033		$93,173
October 29, 2015 – November 25, 2015	3,899	(4)	10.47	(4)	3,899	(4)	$39,251	(5)
November 26, 2015 – December 30, 2015	147		9.71		147		$37,825
Total	5,079		$10.57		5,079

(1)	Average price paid per share excludes commissions.

(2)
On April 25, 2013, we announced that our Board of Directors had approved a new share repurchase program, authorizing us to repurchase up to an additional 10 million shares of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended December 30, 2015, we purchased 420,265 shares of our common stock for an aggregate consideration of approximately $4.7 million, pursuant to this share repurchase program, thus completing this program.

(3)
On March 31, 2015, our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock. Such repurchases are to be made in a manner similar to, and in addition to, authorizations under the April 25, 2013 repurchase program. During the quarter ended December 30, 2015, we purchased 4,658,609 shares of our common stock for an aggregate consideration of approximately $49.1 million, pursuant to this share repurchase program.

(4)
Includes the initial delivery of 3.5 million shares of our common stock received under the variable term, capped accelerated share repurchase (the "ASR") agreement we entered into in November 2015 to repurchase an aggregate of $50 million of our common stock. These shares were recorded at the closing price on the day of repurchase and represent the minimum shares to be delivered based on the cap price. The total aggregate number of shares of our common stock repurchased pursuant to the ASR agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the ASR agreement, subject to a minimum number of shares.

(5)
Includes the full $50 million payment related to the ASR agreement, consisting of $36.9 million for the initial delivery of 3.5 million shares of our common stock and $13.1 million for the equity forward contract related to the settlement of the ASR agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 30, 2015 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,575,903	(1)	$3.08	2,455,041	(3)
Equity compensation plans not approved by security holders	200,000	(4)	3.89	827,589	(5)
Total	3,775,903		$3.20	3,282,630

(1)	Includes shares issuable in connection with our outstanding stock options, performance share awards and restricted stock units awards.

(2)	Includes the weighted-average exercise price of stock options only.

(3)
Includes shares of our common stock available for issuance as awards of stock options, restricted stock, restricted stock units, deferred stock units and performance awards under the 2012 Omnibus Plan.

(4)
Includes shares of our common stock issuable pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units granted outside of the Denny's Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

(5)
Includes shares of our common stock available for issuance as awards of stock options and restricted stock units outside of the Denny's Incentive Plans in accordance with NASDAQ Listing Rule 5635(c)(4).

Performance Graph

The following graph compares the cumulative total shareholders’ return on our common stock for the five fiscal years ended December 30, 2015 (December 29, 2010 to December 30, 2015) against the cumulative total return of the Russell 2000® Index and a peer group. The graph and table assume that $100 was invested on December 29, 2010 (the last day of fiscal year 2010) in each of the Company’s common stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DECEMBER 29, 2010
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 30, 2015

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 29, 2010	$100.00	$100.00	$100.00
December 28, 2011	$94.29	$124.36	$108.83
December 26, 2012	$109.13	$135.62	$137.04
December 25, 2013	$153.17	$218.95	$210.83
December 31, 2014	$161.00	$262.83	$293.73
December 30, 2015	$155.76	$240.45	$284.62

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 30, 2015, the weighted average market capitalization of companies within the index was approximately $1.9 billion with the median market capitalization being approximately $0.7 billion.

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

	Fiscal Year Ended
	December 30, 2015	December 31, 2014 (a)	December 25, 2013	December 26, 2012	December 28, 2011 (b)
	(In millions, except ratios and per share amounts)
Statement of Income Data:
Operating revenue	$491.3	$472.3	$462.6	$488.4	$538.5
Operating income	$63.2	$57.3	$47.5	$56.4	$51.0
Income from continuing operations	$36.0	$32.7	$24.6	$22.3	$112.3
Basic net income per share:	$0.44	$0.38	$0.27	$0.23	$1.15
Diluted net income per share:	$0.42	$0.37	$0.26	$0.23	$1.13

Cash dividends per common share (c)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets (d)	$36.4	$56.1	$53.8	$64.6	$61.3
Working capital deficit (e)	$(65.1)	$(24.3)	$(20.3)	$(27.2)	$(25.9)
Net property and equipment	$124.8	$109.8	$105.6	$107.0	$112.8
Total assets	$297.0	$289.9	$295.8	$324.9	$350.5
Long-term debt and capital lease obligations, excluding current portion	$212.5	$151.1	$165.9	$177.5	$211.3

(a)
The fiscal year ended December 31, 2014 includes 53 weeks of operations compared with 52 weeks for all other years presented. We estimate that the additional operating week added approximately $10.7 million of operating revenue in 2014.

(b)
During 2011, we concluded that it was more likely than not that certain of our deferred tax assets would be utilized. As a result, we released the majority of our valuation allowance, recognizing a tax benefit of $89.1 million.

(c)	Our credit facility allows for the payment of cash dividends and/or the purchase of our common stock subject to certain limitations. See Part II Item 5.

(d)
During 2015, we early adopted ASU 2015-17, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We chose to prospectively apply the guidance, therefore, as a result of our early adoption, all deferred taxes are reported as noncurrent in our Consolidated Balance Sheet as of December 30, 2015. Prior periods were not retrospectively adjusted.

(e)	A negative working capital position is not unusual for a restaurant operating company.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data,” and our Consolidated Financial Statements and the notes thereto.

Overview

Nature of Our Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 30, 2015, the Denny’s brand consisted of 1,710 franchised, licensed and company operated restaurants. Of this amount, 1,546 of our restaurants were franchised or licensed, representing 90% of the total restaurants, and 164 were company operated.

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

2015 Summary of Operations

During 2015, we achieved domestic system-wide same-stores sales growth of 5.8%, comprised of a 6.5% increase at company restaurants and a 5.7% increase at domestic franchised restaurants. In addition to growing system-wide same-store sales in 18 of the past 19 quarters, Denny’s has achieved its fifth consecutive year of positive system-wide same-store sales and highest annual system-wide same-store sales growth in over a decade. The system-wide same-store sales increases during 2015 included benefits from both product mix and price increases slightly above 2%.

A total of 232 remodels were completed during 2015, comprised of 51 at company restaurants and 181 at franchised restaurants. Most of these remodels were in our new Heritage image, which we launched late in 2013. This updated look reflects a more contemporary diner feel to further reinforce our America's Diner positioning. We anticipate over 200 remodels will be completed system-wide in 2016, including approximately 25 company restaurant remodels.

During 2014, we implemented a new franchise agreement, which included an increased royalty rate of 4.5% and a reduced advertising contribution of 3%, excluding any incentives. There were approximately 420 franchised restaurants operating under this agreement as of December 30, 2015, and we expect there to be approximately 520 franchised restaurants operating under this agreement by the end of 2016. We anticipate that existing franchisees will elect to migrate to the new fee structure over the next decade as incentives under the previous franchise agreements expire. Due to the long-term migration of existing franchisees, we will not see the full benefit of the higher royalty rate for some time. For 2015, our average royalty rate was approximately 4.02%.

Operating income increased $5.8 million to $63.2 million in 2015 from $57.3 million in 2014. Net income increased $3.3 million to $36.0 million, or $0.42 per diluted share, in 2015 compared to $32.7 million, or $0.37 per diluted share, in 2014.

We had a 52 week year in 2015 and a 53 week year in 2014, which impacts the comparison of our financial information. We estimate that the additional 2014 operating week added approximately $8.3 million of company restaurant sales and $2.4 million of franchise and license revenue and resulted in approximately $0.6 million of additional general and administrative expenses, $3.6 million of additional operating income and $2.2 million of additional net income.

Growing the Brand

Over the last five years our growth initiatives have led to 230 new restaurant openings. During 2015, we had net restaurant growth of eight restaurants, with 45 openings and 37 closures. Our openings included three new company operated travel center restaurants in partnership with Kwik TripTM convenience stores and eight franchised international locations, including four in Canada, two in the United Arab Emirates and two in the Dominican Republic. Our goal is to increase net restaurant growth through all avenues: domestic, international and nontraditional. Domestic growth will focus on markets in which we have modest penetration.

Balancing the Use of Cash

We are focused on balancing the use of cash between reinvesting in our base of company restaurants, growing and strengthening the brand and returning cash to shareholders. As noted above, we are accelerating the timing of remodels at our company restaurants under our new Heritage image. During 2015, approximately $12.7 million of our $27.0 million of capital expenditures were from remodels.

In November 2015, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the "ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo"), to repurchase an aggregate of $50 million of our common stock. Pursuant to the terms of the ASR agreement, we paid $50 million in cash and received approximately 3.5 million shares of our common stock, which represents the minimum shares to be delivered based on the cap price. We recorded $36.9 million of treasury stock related to these shares. The remaining balance of $13.1 million is included as additional paid-in capital in shareholders' equity as of December 30, 2015 as an equity forward contract and will be settled during 2016. The total aggregate number of shares of our common stock repurchased pursuant to the ASR agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the ASR agreement, subject to a minimum number of shares. The ASR agreement is expected to be completed no later than July 2016, although the completion date may be accelerated or, under certain circumstances, extended, at Wells Fargo's option.

During 2015, we repurchased 8.5 million shares of our common stock for $92.7 million, which includes the initial shares received under the ASR agreement. Taking into consideration the $13.1 million equity forward contract, we allocated $105.8 million to share repurchases during the year. Since initiating our share repurchase programs in November 2010, we have repurchased a total of 29.7 million shares of our common stock for $201.0 million. As of December 30, 2015, there is $37.8 million of our common stock remaining to be repurchased under the current repurchase program.

Factors impacting comparability

For 2015, 2014 and 2013, the following items impacted the comparability of our results:

•	Company restaurant sales have increased from $328.3 million in 2013 to $353.1 million in 2015, primarily as a result of the increase in same-store sales.

•
Royalty income, which is included as a component of franchise and license revenue, has increased from $85.5 million in 2013 to $94.8 million in 2015, primarily as a result of the increase in same-store sales.

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

•
Occupancy revenues, also included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. As leases or subleases with franchisees end over time, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. At the end of 2015, we had 315 franchise restaurants that are leased or subleased from Denny’s.

•
Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. As noted above, the year ended fiscal 2014 included 53 weeks of operations, whereas 2015 and 2013 each included 52 weeks of operations.

Statements of Income

	Fiscal Year Ended
	December 30, 2015		December 31, 2014		December 25, 2013
	(Dollars in thousands)
Revenue:
Company restaurant sales	$353,073	71.9%	$334,684	70.9%	$328,334	71.0%
Franchise and license revenue	138,220	28.1%	137,611	29.1%	134,259	29.0%
Total operating revenue	491,293	100.0%	472,295	100.0%	462,593	100.0%
Costs of company restaurant sales (a):
Product costs	89,660	25.4%	86,825	25.9%	85,540	26.1%
Payroll and benefits	136,626	38.7%	133,280	39.8%	131,305	40.0%
Occupancy	20,443	5.8%	20,845	6.2%	21,519	6.6%
Other operating expenses	47,628	13.5%	47,858	14.3%	45,192	13.8%
Total costs of company restaurant sales	294,357	83.4%	288,808	86.3%	283,556	86.4%
Costs of franchise and license revenue (a)	43,345	31.4%	44,761	32.5%	46,109	34.3%
General and administrative expenses	66,602	13.6%	58,907	12.5%	56,835	12.3%
Depreciation and amortization	21,472	4.4%	21,218	4.5%	21,501	4.6%
Operating (gains), losses and other charges, net	2,366	0.5%	1,270	0.3%	7,071	1.5%
Total operating costs and expenses, net	428,142	87.1%	414,964	87.9%	415,072	89.7%
Operating income	63,151	12.9%	57,331	12.1%	47,521	10.3%
Interest expense, net	9,283	1.9%	9,182	1.9%	10,282	2.2%
Other nonoperating expense (income), net	139	0.0%	(612)	(0.1)%	1,139	0.2%
Net income before income taxes	53,729	10.9%	48,761	10.3%	36,100	7.8%
Provision for income taxes	17,753	3.6%	16,036	3.4%	11,528	2.5%
Net income	$35,976	7.3%	$32,725	6.9%	$24,572	5.3%

Other Data:
Company average unit sales	$2,217		$2,100		$2,012
Franchise average unit sales	$1,579		$1,506		$1,427
Company equivalent units (b)	159		159		163
Franchise equivalent units (b)	1,538		1,534		1,525
Company same-store sales increase (c)(d)	6.5%		4.2%		0.0%
Domestic franchised same-store sales increase (c)	5.7%		2.5%		0.6%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2015 comparable restaurants.

Unit Activity

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
Company restaurants, beginning of period	161	163	164
Units opened	3	1	—
Units acquired from franchisees	3	—	2
Units sold to franchisees	(1)	—	(2)
Units closed	(2)	(3)	(1)
End of period	164	161	163

Franchised and licensed restaurants, beginning of period	1,541	1,537	1,524
Units opened	42	37	46
Units purchased from Company	1	—	2
Units acquired by Company	(3)	—	(2)
Units closed	(35)	(33)	(33)
End of period	1,546	1,541	1,537
Total restaurants, end of period	1,710	1,702	1,700

Company Restaurant Operations

Company same-store sales increased 6.5% in 2015 and 4.2% in 2014 compared with the respective prior year. Company restaurant sales for 2015 increased $18.4 million, or 5.5%, primarily resulting from the increase in same-store sales and from the November 2014 reopening of our highest volume restaurant in Las Vegas, Nevada. Company restaurant sales for 2014 increased $6.4 million, or 1.9%, primarily resulting from the additional operating week and the increase in same-store sales. The 2014 increase was partially offset by a 4 equivalent unit decrease in company restaurants, including the temporary closure of the Las Vegas, Nevada restaurant noted above and temporary closures for remodeling restaurants.

Total costs of company restaurant sales as a percentage of company restaurant sales were 83.4% in 2015, 86.3% in 2014 and 86.4% in 2013.

Product costs were 25.4% in 2015, 25.9% in 2014 and 26.1% in 2013. The decrease in 2015 was primarily due to the favorable impact of product mix and the leveraging effect of higher sales, partially offset by the increased cost of eggs. The decrease in 2014 was primarily due to the leveraging effect of higher sales.

Payroll and benefits were 38.7% in 2015, 39.8% in 2014 and 40.0% in 2013. The decrease in 2015 was primarily due to a 1.0 percentage point decrease in labor costs, a 0.7 percentage point decrease in workers' compensation costs and a 0.2 percentage point decrease in group insurance, partially offset by a 0.8 percentage point increase in incentive compensation costs. The decrease in labor costs as a percentage of company restaurant sales was primarily due to the leveraging effect of higher sales. The decrease in 2014 was primarily due to a 0.5 percentage point decrease in labor costs and a 0.3 percentage point decrease in workers' compensation costs, partially offset by a 0.3 percentage point increase in group insurance and a 0.3 percentage point increase in incentive compensation costs. The 2015 period included $2.1 million in favorable workers' compensation claims development compared to $0.6 million in unfavorable claims development in the 2014 period. The incentive compensation increases in both years are primarily due to increased same-store sales performance.

Occupancy costs were 5.8% in 2015, 6.2% in 2014 and 6.6% in 2013. The 2015 decrease is primarily related to a 0.4 percentage point decrease in general liability costs. The 2014 decrease is primarily related to an increase in the number of capital leases and a decrease in rent resulting from certain lease amendments.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 30, 2015		December 31, 2014		December 25, 2013
	(Dollars in thousands)
Utilities	$12,866	3.6%	$13,915	4.2%	$13,051	4.0%
Repairs and maintenance	6,017	1.7%	5,971	1.8%	5,943	1.8%
Marketing	12,527	3.5%	12,329	3.7%	11,696	3.6%
Other direct costs	16,218	4.6%	15,643	4.7%	14,502	4.4%
Other operating expenses	$47,628	13.5%	$47,858	14.3%	$45,192	13.8%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 30, 2015		December 31, 2014		December 25, 2013
	(Dollars in thousands)
Royalties	$94,755	68.6%	$90,835	66.0%	$85,508	63.7%
Initial fees	2,478	1.8%	1,893	1.4%	1,666	1.2%
Occupancy revenue	40,987	29.6%	44,883	32.6%	47,085	35.1%
Franchise and license revenue	$138,220	100.0%	$137,611	100.0%	$134,259	100.0%

Occupancy costs	$30,416	22.0%	$33,134	24.1%	$34,631	25.8%
Other direct costs	12,929	9.4%	11,627	8.4%	11,478	8.5%
Costs of franchise and license revenue	$43,345	31.4%	$44,761	32.5%	$46,109	34.3%

Royalties increased by $3.9 million, or 4.3%, in 2015 primarily resulting from a 5.7% increase in domestic same-store sales compared to 2014. In addition, certain franchised restaurants moved to a higher rate structure. Royalties increased by $5.3 million, or 6.2%, in 2014 primarily resulting from the additional operating week and a 2.5% increase in domestic same-store sales compared to 2013. In addition, there was a nine equivalent unit increase in franchised and licensed restaurants compared to 2013 and certain franchised restaurants moved to a higher rate structure.

Initial fees increased by $0.6 million, or 30.9%, in 2015 primarily resulting from an increase in the number of restaurants being opened by franchisees and a higher number of successor franchise agreements signed during the current year. Initial fees increased by $0.2 million, or 13.6%, in 2014 primarily resulting from an increase in the number of assignments between franchisees compared to the prior year period. Occupancy revenue decreased by $3.9 million, or 8.7%, in 2015 and by $2.2 million, or 4.7%, in 2014 primarily resulting from lease expirations.

Occupancy costs decreased by $2.7 million, or 8.2%, in 2015 and by $1.5 million, or 4.3%, in 2014 primarily resulting from lease expirations. Other direct costs increased by $1.3 million, or 11.2%, in 2015 due to increased franchise administrative costs and by $0.1 million, or 1.3%, in 2014. As a result, costs of franchise and license revenue decreased by $1.4 million, or 3.2%, in 2015 and by $1.3 million, or 2.9%, in 2014.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Share-based compensation	$6,635	$5,846	$4,852
Other general and administrative expenses	59,967	53,061	51,983
Total general and administrative expenses	$66,602	$58,907	$56,835

General and administrative expenses increased by $7.7 million in 2015 primarily resulting from increases of $3.2 million in incentive compensation, $1.9 million in payroll and benefits and $0.8 million in share-based compensation. General and administrative expenses increased by $2.1 million in 2014 primarily resulting from increases of $1.6 million in incentive compensation, $1.0 million in share-based compensation and the impact of an additional operating week, partially offset by a reduction in deferred compensation of $0.6 million. The increases in share-based compensation over the past two years are primarily due to the total shareholder return performance of our stock as compared to that of our competitor peer group within our share-based award plans.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Depreciation of property and equipment	$16,548	$15,627	$15,062
Amortization of capital lease assets	3,449	3,536	3,527
Amortization of intangible and other assets	1,475	2,055	2,912
Total depreciation and amortization expense	$21,472	$21,218	$21,501

Operating (gains), losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Gains on sales of assets and other, net	$(93)	$(112)	$(66)
Restructuring charges and exit costs	1,524	981	1,389
Impairment charges	935	401	5,748
Operating (gains), losses and other charges, net	$2,366	$1,270	$7,071

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Exit costs	$697	$335	$630
Severance and other restructuring charges	827	646	759
Total restructuring and exit costs	$1,524	$981	$1,389

Impairment charges for 2015 resulted primarily from the impairment of restaurants identified as assets held for sale. Impairment charges for 2014 resulted primarily from the impairment of an underperforming restaurant. Impairment charges for 2013 resulted primarily from the $4.8 million impairment of an underperforming restaurant and the impairment of two restaurants and real estate identified as assets held for sale.

Operating income was $63.2 million in 2015, $57.3 million in 2014 and $47.5 million in 2013.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Interest on credit facilities	$2,789	$3,519	$4,067
Interest on interest rate swaps	859	—	—
Interest on capital lease liabilities	3,537	3,319	3,708
Letters of credit and other fees	1,180	1,381	1,391
Interest income	(66)	(80)	(82)
Total cash interest	8,299	8,139	9,084
Amortization of deferred financing costs	507	483	497
Interest accretion on other liabilities	477	560	701
Total interest expense, net	$9,283	$9,182	$10,282

Other nonoperating (income) expense, net was expense of $0.1 million for 2015, income of $0.6 million for 2014 and expense of $1.1 million for 2013. The expense for the 2015 period consisted primarily of $0.3 million of write-offs of deferred financing costs related to the New Credit Facility (as defined below), partially offset by gains on lease terminations and deferred compensation plan investments. The income for the 2014 period consisted primarily of $0.5 million of gains on deferred compensation plan investments. The expense for the 2013 period consisted primarily of $1.2 million in expenses and write-offs of deferred financing costs incurred related to our 2013 debt refinancing and $1.0 million of write-offs related to lease terminations and amendments, partially offset by $1.1 million of gains on deferred compensation plan investments.

The provision for income taxes was $17.8 million for 2015, $16.0 million for 2014 and $11.5 million for 2013. The effective tax rate was 33.0% for 2015, 32.9% for 2014 and 31.9% for 2013. For the 2015 period, the difference in the overall effective rate from the U.S. statutory rate was primarily related to state taxes and the generation of employment and foreign tax credits.

For the 2014 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, the generation of employment tax credits and two discrete tax items. State job tax credits of 1.3% were claimed during 2014 for current year’s hiring activity. State job tax credits of 1.1% were also claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of 1.0%. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends.

For the 2013 period, the difference in the overall effective rate from the U.S. statutory rate was due to state and foreign taxes, employment tax credits and discrete tax items. The passage of the American Tax Payer Relief Act of 2012 resulted in deferred tax benefits of 1.0% related to work opportunity credits generated in 2012, which were allowed retroactively. In addition, state job tax credits of 2.2% were claimed during the 2013 period resulting from the prior year's hiring activity.

Net income was $36.0 million for 2015, $32.7 million for 2014 and $24.6 million for 2013.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Net cash provided by operating activities	$80,637	$74,911	$57,042
Net cash used in investing activities	(32,735)	(21,289)	(16,470)
Net cash used in financing activities	(49,305)	(53,491)	(51,194)
Net (decrease) increase in cash and cash equivalents	$(1,403)	$131	$(10,622)

We believe that our estimated cash flows from operations for 2016, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $32.7 million for the year ended December 30, 2015. These cash flows are primarily comprised of capital expenditures of $27.0 million and acquisitions of restaurants and real estate of $5.8 million. Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014
	(In thousands)
Facilities	$9,743	$6,154
New construction	2,262	187
Remodeling	12,688	12,184
Information technology	1,002	787
Other	1,282	2,764
Capital expenditures	$26,977	$22,076

Capital expenditures for fiscal 2016 are expected to be between $18-$20 million, including approximately 25 remodels anticipated to be completed at company restaurants.

Cash flows used in financing activities were $49.3 million for the year ended December 30, 2015, which included stock repurchases of $92.6 million and the purchase of a $13.1 million equity forward contract related to the ASR agreement, partially offset by a net increase in long-term debt of $51.4 million.

Our working capital deficit was $65.1 million at December 30, 2015 compared with $24.3 million at December 31, 2014. The increase in working capital deficit is primarily related to the reclassification of deferred tax assets from current to noncurrent in accordance with the adoption of ASU 2015-17, the reclassification of our pension liability from noncurrent to current resulting from the liquidation of the Advantica Pension Plan, which is to take place during 2016, and the timing of payments impacting payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Refinancing and Amending of Credit Facility

On March 30, 2015, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year senior secured revolver (the “New Credit Facility”). On October 30, 2015, we amended the New Credit Facility (the "Amended New Credit Facility" or the "credit facility") to exercise the accordion feature that allowed us to increase the size of the revolver and to effect certain other changes. The Amended New Credit Facility is comprised of a $325 million senior secured revolver (with a $30 million letter of credit sublimit) and is available for working capital, capital expenditures and other general corporate purposes. Borrowings under the credit facility bear a tiered interest rate. A tiered commitment fee is paid on the unused portion of the credit facility. Both tiered rates are based on the Company's consolidated leverage ratio and were initially set at an interest rate of LIBOR plus 150 basis points and a commitment fee of 0.20%. The maturity date for the credit facility is March 30, 2020.

During the fourth quarter of 2015, the Amended New Credit Facility was used to fund the $50 million ASR agreement. As of December 30, 2015, we had outstanding revolver loans of $195.0 million and outstanding letters of credit under the senior secured revolver of $22.9 million. These balances resulted in availability of $107.1 million under the credit facility. Prior to considering the impact of our interest rate swap, described below, the weighted-average interest rate on outstanding revolver loans was 1.76% and 2.17% as of December 30, 2015 and December 31, 2014, respectively. Taking into consideration the interest rate swap that became effective on March 31, 2015, the weighted-average interest rate of outstanding revolver loans was 2.31% as of December 30, 2015.

Interest Rate Hedges
We previously entered into an interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 to March 29, 2018. During the first quarter of 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2025. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. In addition, during the fourth quarter of 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2026. We designated this interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $50 million notional debt obligation.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of December 30, 2015, under the terms of the swaps, we will pay an average fixed rate of 2.63% on the $120 million notional amount from March 31, 2015 to March 29, 2018, pay an average fixed rate of 3.94% on both the $120 million and $50 million notional amounts from March 29, 2018 through March 31, 2025, pay an average fixed rate of 3.96% on the $50 million notional amount from April 1, 2025 through March 31, 2026. As of December 30, 2015, the fair value of the interest rate swaps was a liability of $1.7 million, which is recorded as a component of other noncurrent liabilities and deferred credits on our Consolidated Balance Sheets.

Contractual Obligations

Our future contractual obligations and commitments at December 30, 2015 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$195,000	$—	$—	$195,000	$—
Capital lease obligations (a)	44,246	6,973	11,945	8,670	16,658
Operating lease obligations	170,780	30,157	51,245	34,864	54,514
Interest obligations (a)	24,451	4,508	11,001	8,942	—
Pension and other defined contribution plan obligations (b)	9,648	9,648	—	—	—
Purchase obligations (c)	223,440	185,185	38,255	—	—
Total	$667,565	$236,471	$112,446	$247,476	$71,172

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 30, 2015. For long-term debt with variable rates, we have used the rate applicable at December 30, 2015 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps for the applicable periods. The capital lease obligation amounts above are inclusive of interest.

(b)
Pension and other defined contribution plan obligations are estimates based on facts and circumstances at December 30, 2015. Amounts cannot currently be estimated for more than one year. During fiscal 2016, we will be required to make contributions to our qualified pension plan as a result of the termination and planned liquidation. See Note 11 to our Consolidated Financial Statements for additional information regarding the termination of our pension plan. We currently estimate that these contributions will be approximately $9.4 million. This estimate is based on expected interest rates, returns on plan assets and participant elections.

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

Unrecognized tax benefits associated with uncertain income tax positions are not included in the contractual obligations table as these liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. At December 30, 2015, there were no unrecognized tax benefits associated with uncertain income tax positions, including potential interest and penalties.

Off-Balance Sheet Arrangements

Except for operating leases entered into during the normal course of business, we do not have any off-balance sheet arrangements.

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

The most significant estimates included in our accrued exit costs liabilities relate to the timing and amount of estimated subleases. If any of the estimates or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

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

Share-based compensation. Share-based compensation is estimated for equity awards at fair value at the grant date. The fair value of restricted stock units containing a market condition is determined using the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition. Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in our Consolidated Statements of Income.

Recent Accounting Pronouncements

See the Accounting Standards to be Adopted section of Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 30, 2015, borrowings under our credit facility bore interest at variable rates based on LIBOR plus a spread of 150 basis points per annum. Prior to refinancing the Old Credit Facility on March 30, 2015, up to $150 million of the borrowings under our credit facility has a 200 basis point LIBOR point cap.

One interest rate swap became effective on March 31, 2015, which hedges our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. Based on our consolidated leverage ratio in effect as of December 30, 2015, under the terms of the swap, we will pay an average fixed rate of 2.63% on the $120 million notional amount from March 31, 2015 to March 29, 2018, pay an average fixed rate of 3.94% on both the $120 million and $50 million notional amounts from March 29, 2018 through March 31, 2025, pay an average fixed rate of 3.96% on the $50 million notional amount from April 1, 2025 through March 31, 2026. As of December 30, 2015, the swap effectively increased our ratio of fixed rate debt from approximately 10% of total debt to approximately 65% of total debt. We expect to reclassify approximately $1.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Consolidated Statements of Income. See Note 10 to our Consolidated Financial Statements for additional details.
Based on the levels of borrowings under the credit facility at December 30, 2015, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $0.8 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at December 30, 2015, taking into consideration the interest rate swap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

We also have exposure to interest rate risk related to our pension plan, other defined benefit plans and self-insurance liabilities. A 25 basis point increase or decrease in discount rate would impact the pension plan's net periodic benefit cost by approximately $0.1 million. The impact of a 25 basis point increase or decrease in discount rate would decrease or increase, respectively, our projected benefit obligation related to our other defined benefit plans by less than $0.1 million while the plans' net periodic benefit cost would remain flat. A 25 basis point increase or decrease in discount rate related to our self-insurance liabilities would result in a decrease or increase of $0.1 million, respectively.

Commodity Price Risk

We purchase certain food products, such as beef, poultry, pork, eggs and coffee, and utilities such as gas and electricity, that are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and which are generally unpredictable. Changes in commodity prices affect us and our competitors generally and often simultaneously. In general, we purchase food products and utilities based upon market prices established with vendors. Although many of the items purchased are subject to changes in commodity prices, the majority of our purchasing arrangements are structured to contain features that minimize price volatility by establishing fixed pricing and/or price ceilings and floors. We use these types of purchase arrangements to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, competitive circumstances could limit such actions and, in those circumstances, increases in commodity prices could lower our margins. Because of the often short-term nature of commodity pricing aberrations and our ability to change menu pricing or product delivery strategies in response to commodity price increases, we believe that the impact of commodity price risk is not significant.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their assessment as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2015 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2015.

The effectiveness of our internal control over financial reporting as of December 30, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 30, 2015 and December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Greenville, South Carolina
February 29, 2016

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled "General-Equity Security Ownership", “Election of Directors”, "Executive Compensation", “Section 16(a) Beneficial Ownership Reporting Compliance”, "Related Party Transactions" and "Code of Ethics" in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation's 2016 Annual Meeting of the Shareholders (the "proxy statement") and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

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

*3.2
By-Laws of Denny's Corporation, as effective as of May 23, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on June 7, 2013).

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

*10.5
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

*10.6
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

*10.7
First Amendment to Amended and Restated Credit Agreement dated as of October 14, 2014 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 24, 2014).

*10.8
Second Amended and Restated Credit Agreement dated as of March 30, 2015 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and Certain Subsidiaries of Parent, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, Regions Bank and Citizens Bank, National Association, as Co-Syndication Agents, Cadence Bank, N.A. and Fifth Third Bank, as Co-Documentation Agents, and The Other Lenders Party Hereto, Wells Fargo Securities, LLC, Regions Capital Markets, a Division of Regions Bank and Citizens Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

*10.9
Second Amended and Restated Guarantee and Collateral Agreement dated as of March 30, 2015 among Denny's, Inc., Denny's Realty, LLC, Denny's Corporation, DFO, LLC, the other Subsidiaries of Parent from time to time party hereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

Exhibit No.	Description

10.10
First Amendment to Second Amended and Restated Credit Agreement dated as of October 30, 2015 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders.

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

+*10.17
Written Description of the Denny's 2012 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 28, 2012).

+*10.18
Form of the 2013 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

+*10.19
Written Description of the Denny's 2013 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

+*10.20
Form of the 2014 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 26, 2014).

+*10.21
Written Description of the Denny's 2014 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 26, 2014).

+*10.22
Form of the 2015 Long-Term Performance Incentive Program Performance Share Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

+*10.23
Written Description of the Denny's 2015 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

Exhibit No.	Description

+*10.24	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.25	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 30, 2009).

+*10.26
Form of deferred stock unit award certificate to be used under the Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on From 10-K of Denny's Corporation for the year ended December 31, 2014).

10.27	Capped Fixed $$ Discounted Share Buyback ("DSB") With Initial Delivery Confirmation dated November 6, 2015 between Denny's Corporation and Wells Fargo Bank, National Association.

21.1	Subsidiaries of Denny's Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 30, 2015 and December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 30, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

 /s/ KPMG LLP
Greenville, South Carolina
February 29, 2016

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 30, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,671	$3,074
Receivables	16,552	18,059
Inventories	3,117	2,952
Assets held for sale	931	—
Current deferred income taxes	—	24,310
Prepaid and other current assets	14,143	7,676
Total current assets	36,414	56,071
Property	124,816	109,777
Goodwill	33,454	31,451
Intangible assets, net	46,074	46,278
Deferred financing costs, net	2,529	1,614
Noncurrent deferred income taxes	29,159	19,252
Other noncurrent assets	24,591	25,415
Total assets	$297,037	$289,858

Liabilities
Current liabilities:
Current maturities of long-term debt	$—	$4,125
Current maturities of capital lease obligations	3,246	3,609
Accounts payable	20,759	13,250
Other current liabilities	77,548	59,432
Total current liabilities	101,553	80,416
Long-term liabilities:
Long-term debt, less current maturities	195,000	135,875
Capital lease obligations, less current maturities	17,499	15,204
Liability for insurance claims, less current portion	15,949	18,005
Other noncurrent liabilities and deferred credits	27,631	38,775
Total long-term liabilities	256,079	207,859
Total liabilities	357,632	288,275

Commitments and contingencies

Shareholders' equity
Common stock $0.01 par value; shares authorized - 135,000; December 30, 2015: 106,521 shares issued and 76,862 shares outstanding; December 31, 2014: 105,818 shares issued and 84,707 shares outstanding	1,065	1,058
Paid-in capital	565,364	571,674
Deficit	(402,245)	(438,221)
Accumulated other comprehensive loss, net of tax	(23,777)	(24,602)
Shareholders’ equity before treasury stock	140,407	109,909
Treasury stock, at cost, 29,659 and 21,111 shares, respectively	(201,002)	(108,326)
Total shareholders' (deficit) equity	(60,595)	1,583
Total liabilities and shareholders' equity	$297,037	$289,858
See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$353,073	$334,684	$328,334
Franchise and license revenue	138,220	137,611	134,259
Total operating revenue	491,293	472,295	462,593
Costs of company restaurant sales:
Product costs	89,660	86,825	85,540
Payroll and benefits	136,626	133,280	131,305
Occupancy	20,443	20,845	21,519
Other operating expenses	47,628	47,858	45,192
Total costs of company restaurant sales	294,357	288,808	283,556
Costs of franchise and license revenue	43,345	44,761	46,109
General and administrative expenses	66,602	58,907	56,835
Depreciation and amortization	21,472	21,218	21,501
Operating (gains), losses and other charges, net	2,366	1,270	7,071
Total operating costs and expenses, net	428,142	414,964	415,072
Operating income	63,151	57,331	47,521
Interest expense, net	9,283	9,182	10,282
Other nonoperating expense (income), net	139	(612)	1,139
Net income before income taxes	53,729	48,761	36,100
Provision for income taxes	17,753	16,036	11,528
Net income	$35,976	$32,725	$24,572

Basic net income per share	$0.44	$0.38	$0.27
Diluted net income per share	$0.42	$0.37	$0.26

Basic weighted average shares outstanding	82,627	86,323	90,829
Diluted weighted average shares outstanding	84,729	88,355	92,903

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Net income	$35,976	$32,725	$24,572
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax expense (benefit) of $1,425, $(4,019) and $4,164	2,230	(6,304)	6,309
Recognition of unrealized (loss) gain on hedge transactions, net of tax (benefit) expense of $(898), $(933) and $1,184	(1,405)	(1,456)	1,848
Other comprehensive income (loss)	825	(7,760)	8,157
Total comprehensive income	$36,801	$24,965	$32,729

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 26, 2012	103,764	1,038	(11,535)	(47,638)	562,657	(495,518)	(24,999)	(4,460)
Net income	—	—	—	—	—	24,572	—	24,572
Other comprehensive income	—	—	—	—	—	—	8,157	8,157
Share-based compensation on equity classified awards	—	—	—	—	2,292	—	—	2,292
Purchase of treasury stock	—	—	(4,247)	(24,698)	—	—	—	(24,698)
Issuance of common stock for share-based compensation	351	3	—	—	(3)	—	—	—
Exercise of common stock options	899	9	—	—	2,946	—	—	2,955
Tax expense from share-based compensation	—	—	—	—	(387)	—	—	(387)
Balance, December 25, 2013	105,014	1,050	(15,782)	(72,336)	567,505	(470,946)	(16,842)	8,431
Net income	—	—	—	—	—	32,725	—	32,725
Other comprehensive loss	—	—	—	—	—	—	(7,760)	(7,760)
Share-based compensation on equity classified awards	—	—	—	—	2,345	—	—	2,345
Purchase of treasury stock	—	—	(5,329)	(35,990)	—	—	—	(35,990)
Issuance of common stock for share-based compensation	151	1	—	—	(1)	—	—	—
Exercise of common stock options	653	7	—	—	2,162	—	—	2,169
Tax expense from share-based compensation	—	—	—	—	(337)	—	—	(337)
Balance, December 31, 2014	105,818	$1,058	(21,111)	$(108,326)	$571,674	$(438,221)	$(24,602)	$1,583
Net income	—	—	—	—	—	35,976	—	35,976
Other comprehensive income	—	—	—	—	—	—	825	825
Share-based compensation on equity classified awards	—	—	—	—	3,428	—	—	3,428
Purchase of treasury stock	—	—	(8,548)	(92,676)	—	—	—	(92,676)
Equity forward contract	—	—	—	—	(13,111)	—	—	(13,111)
Issuance of common stock for share-based compensation	503	5	—	—	(5)	—	—	—
Exercise of common stock options	200	2	—	—	730	—	—	732
Tax benefit from share-based compensation	—	—	—	—	2,648	—	—	2,648
Balance, December 30, 2015	106,521	$1,065	(29,659)	$(201,002)	$565,364	$(402,245)	$(23,777)	$(60,595)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$35,976	$32,725	$24,572
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	21,472	21,218	21,501
Operating (gains), losses and other charges, net	2,366	1,270	7,071
Amortization of deferred financing costs	507	483	497
Loss (gain) on early extinguishments of debt	225	(33)	2,226
(Gain) loss on the change in fair value of interest rate caps	—	(11)	42
Deferred income tax expense	14,006	13,215	9,100
Reversal of tax valuation allowance	(130)	(270)	(420)
Share-based compensation	6,635	5,846	4,852
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	1,440	(1,119)	116
Inventories	(166)	(71)	9
Other current assets	(6,466)	(259)	984
Other assets	(78)	(2,118)	(2,110)
Increase (decrease) in liabilities:
Accounts payable	2,345	1,561	(5,520)
Accrued salaries and vacations	4,060	2,648	(2,545)
Accrued taxes	182	871	101
Other accrued liabilities	9,479	114	(746)
Other noncurrent liabilities and deferred credits	(11,216)	(1,159)	(2,688)
Net cash flows provided by operating activities	80,637	74,911	57,042
Cash flows from investing activities:
Capital expenditures	(26,977)	(22,076)	(16,818)
Acquisition of restaurants and real estate	(5,803)	—	(3,980)
Proceeds from disposition of property	95	64	1,582
Collections on notes receivable	1,740	2,289	4,779
Issuance of notes receivable	(1,790)	(1,566)	(2,033)
Net cash flows used in investing activities	(32,735)	(21,289)	(16,470)
Cash flows from financing activities:
Revolver borrowings	231,000	32,200	124,200
Revolver payments	(121,250)	(42,200)	(28,950)
Term loan borrowings	—	—	60,000
Long-term debt payments	(58,344)	(7,237)	(176,729)
Debt transaction costs	—	—	(366)
Deferred financing costs	(1,716)	—	(1,374)
Purchase of treasury stock	(92,644)	(36,058)	(25,039)
Purchase of equity forward contract	(13,111)	—	—
Proceeds from exercise of stock options	732	2,169	2,955
Tax withholding on share-based payments	(982)	(419)	(796)
Tax benefit (expense) for share-based compensation	2,648	(337)	(387)
Net bank overdrafts	4,362	(1,609)	(4,708)
Net cash flows used in financing activities	(49,305)	(53,491)	(51,194)
(Decrease) increase in cash and cash equivalents	(1,403)	131	(10,622)
Cash and cash equivalents at beginning of period	3,074	2,943	13,565
Cash and cash equivalents at end of period	$1,671	$3,074	$2,943

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and ten foreign countries with principal concentrations in California (23% of total restaurants), Texas (11%) and Florida (8%).

At December 30, 2015, the Denny's brand consisted of 1,710 restaurants, 1,546 of which were franchised/licensed restaurants and 164 of which were company operated.

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

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2014 included 53 weeks of operations, whereas 2015 and 2013 each included 52 weeks of operations.

Cash Equivalents and Short-term Investments. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $0.9 million and $5.0 million at December 30, 2015 and December 31, 2014, respectively.

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

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust include debt and equity mutual funds. They are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to the liability in our Consolidated Statements of Income. During 2015, 2014 and 2013, we incurred net gains of $0.1 million, $0.5 million and $1.1 million, respectively. The fair value of the deferred compensation plan investments were $10.2 million and $9.3 million at December 30, 2015 and December 31, 2014, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. Accounts payable in our Consolidated Balance Sheets include cash overdrafts of $4.4 million at December 30, 2015. There were no cash overdrafts at December 31, 2014. Changes in such amounts are reflected in cash flows from financing activities in our Consolidated Statements of Cash Flows.

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

Total discounted workers’ compensation, general/product and automobile insurance liabilities at December 30, 2015 and December 31, 2014 were $21.1 million and $23.1 million, respectively, with each reflecting a 1.0% discount rate. The related undiscounted amounts at such dates were $21.6 million and $23.7 million, respectively.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We early adopted ASU 2015-17 with prospective application. As a result, all deferred taxes are reported as noncurrent in our Consolidated Balance Sheets as of December 30, 2015. Prior periods were not retrospectively adjusted. A valuation allowance reduces our net deferred tax asset to the amount that is more likely than not to be realized. We make certain estimates and judgments in the calculation of our provision for incomes taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets.

Leases and Subleases. Our policy requires the use of a consistent lease term for calculating the depreciation period for related buildings and leasehold improvements, classifying the lease and computing periodic rent expense increases where the lease terms include escalations in rent over the lease term. The lease term commences on the date we gain access to and control over the leased property. We account for rent escalations in leases on a straight-line basis over the expected lease term. Any rent holidays after lease commencement are recognized on a straight-line basis over the expected lease term, which includes the rent holiday period. Leasehold improvements that have been funded by lessors have historically been insignificant. Any leasehold improvements we make that are funded by lessor incentives or allowances under operating leases are recorded as leasehold improvement assets and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to lease expense over the expected lease term. We record contingent rent expense based on estimated sales for respective restaurants over the contingency period. Contingent rental income is recognized when earned.

Fair Value Measurements. The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances and related risk-based interest rates. The liabilities under our credit facility are carried at historical cost. The estimated fair value (Level 2) of our senior secured term loan, held as of December 31, 2014, approximated its carrying value. The fair value of our long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at market rates.

Employee Benefit Plans. Due to our early adoption of ASU 2015-04, beginning with fiscal year 2015, we measure and recognize the funded status of our defined benefit plans in our Consolidated Balance Sheets as of December 31. That date represents the month-end that is closest to our fiscal year-end. The funded status is adjusted for any contributions or significant events (such as a plan amendment, settlement, or curtailment that calls for a remeasurement) that occurs between our fiscal year-end and December 31.

Derivative Instruments. We use derivative financial instruments to manage our exposure to interest rate risk. We do not enter into derivative instruments for trading or speculative purposes. All derivatives are recognized on our Consolidated Balance Sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income ("OCI"), based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in OCI are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in OCI are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. By entering into derivative instruments, we are exposed to counterparty credit risk. When the fair value of a derivative instrument is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We manage our exposure to this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

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

Comprehensive Income. Comprehensive income includes net income and OCI items that are excluded from net income under U.S. generally accepted accounting principles. OCI items include additional minimum pension liability adjustments and the effective unrealized portion of changes in the fair value of cash flow hedges.

Segment. Denny’s operates in only one segment. All significant revenues and pre-tax earnings relate to retail sales of food and beverages to the general public through either company or franchised restaurants.

Company Restaurant Sales. Company restaurant sales are recognized when food and beverage products are sold at company restaurants. We present company restaurant sales net of sales taxes.

Gift cards. We sell gift cards which have no stated expiration dates. We recognize revenue from gift cards when the gift card is redeemed by the customer or when we determine the likelihood of redemption is remote (gift card breakage). Breakage is based on our company-specific historical redemption patterns. We recognized $0.3 million, $0.4 million and $0.3 million in breakage on gift cards during 2015, 2014 and 2013, respectively. We believe that the amounts recognized for breakage have been and will continue to be insignificant.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. Continuing fees, such as royalties and rents, are recorded as income. Royalties are recognized in the period in which the sales occurred. During 2015, 2014 and 2013, we recorded initial fees of $2.3 million, $1.8 million and $1.6 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Income. At December 30, 2015 and December 31, 2014, deferred fees were $1.9 million and $1.6 million, respectively, and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. For 2015, 2014 and 2013, our ten largest franchisees accounted for 29%, 32% and 32% of our franchise revenues, respectively.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2015, 2014 and 2013 was $12.5 million, $12.3 million and $11.7 million, respectively, net of contributions from franchisees to our advertising programs, including local co-operatives, of $72.5 million, $70.3 million and $66.6 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Income.

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

Disposal or Impairment of Long-lived Assets. We evaluate our long-lived assets for impairment at the restaurant level on a quarterly basis, when assets are identified as held for sale or whenever changes or events indicate that the carrying value may not be recoverable. For assets identified as held for sale, we use the market approach and consider proceeds from similar asset sales. We assess impairment of restaurant-level assets based on the operating cash flows of the restaurant, expected proceeds from the sale of assets and our plans for restaurant closings. Generally, all restaurants with negative cash flows from operations for the most recent twelve months at each quarter end are included in our assessment. For underperforming assets, we use the income approach to determine both the recoverability and estimated fair value of the assets. To estimate future cash flows, we make certain assumptions about expected future operating performance, such as revenue growth, operating margins, risk-adjusted discount rates, and future economic and market conditions. If the long-lived assets of a restaurant are not recoverable based upon estimated future, undiscounted cash flows, we write the assets down to their fair value. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. These charges are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

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

Discontinued Operations. We evaluate restaurant closures and assets reclassified to assets held for sale for potential disclosure as discontinued operations. Only disposals resulting in a strategic shift that will have a major effect on our operations and financial results are reported as discontinued operations. There were no such disposals, nor any disposals of individually significant components. The gains and losses related to restaurant closures and assets reclassified to assets held for sale are included as a component of operating (gain), losses and other charges, net in our Consolidated Statements of Income.

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

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We estimate potential forfeitures of share-based awards and adjust the forfeiture rate over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Income. Tax expense or benefit recognized related to share-based compensation is included as a component of provision for income taxes in our Consolidated Statements of Income. Any tax expense or benefit in excess of recognized compensation cost is reported as a financing activity in our Consolidated Statements of Cash Flows.

Compensation expense for options is recognized on a straight-line basis over the requisite service period for the entire award. Generally, compensation expense related to restricted stock units, performance shares, performance units and board deferred stock units is based on the number of shares and units expected to vest, the period over which they are expected to vest and the fair market value of our common stock on the date of the grant. For restricted stock units and performance shares that contain a market condition, compensation expense is based on the Monte Carlo valuation method, which utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the award. The key assumptions used include expected volatility and risk-free interest rates over the term of the award. The amount of certain cash-settled awards is determined based on the date of payment. Therefore, compensation expense related to these cash-settled awards is adjusted to fair value at each balance sheet date.

Subsequent to the vesting period, earned stock-settled restricted stock units and performance shares (both of which are equity classified) are paid to the holder in shares of our common stock, and the cash-settled restricted stock units and performance units (both of which are liability classified) are paid to the holder in cash, provided the holder is then still employed with Denny’s or an affiliate.

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

Defined Benefit Plans

ASU 2015-04,"Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets"

Effective October 1, 2015, we early adopted ASU 2015-04, which provides a practical expedient for entities with a fiscal year-end that does not coincide with a month-end. The practical expedient permits an entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. As a result of our early adoption, the date used to measure our fiscal year 2015 plan assets and obligations for all plans is December 31, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Income Taxes

ASU 2015-17,"Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes"

In November, 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We early adopted this guidance as of December 30, 2015 on a prospective basis. Therefore, as a result of our early adoption, all deferred taxes are reported as noncurrent in our Consolidated Balance Sheet as of December 30, 2015. Prior periods were not retrospectively adjusted.

Accounting Standards to be Adopted

Revenue Recognition

ASU 2014-09, "Revenue from Contracts with Customers" and
ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date"

In May 2014, the FASB issued ASU 2014-09, which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. In August 2015, the FASB issued ASU 2015-14, which defers the effective date for ASU 2014-09. The guidance is now effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018). The guidance allows for either a retrospective or cumulative effect transition method. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the transition methods and the impact the adoption of this guidance will have on our consolidated financial statements.

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

Intangibles

ASU 2015-05,"Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement"

In April 2015, the FASB issued ASU 2015-05, which provides guidance about whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with the acquisition of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 (our fiscal 2016) with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Leases

ASU 2016-02,"Leases (Topic 842)"

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. It is to be adopted using a modified retrospective approach. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our financial statements as a result of future adoption.

Note 3.     Receivables

Receivables, net were comprised of the following:

	December 30, 2015	December 31, 2014
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,591	$10,929
Notes receivable from franchisees	1,352	1,419
Vendor receivables	3,049	2,534
Credit card receivables	1,606	1,661
Other	251	1,816
Allowance for doubtful accounts	(297)	(300)
Total current receivables, net	$16,552	$18,059

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$541	$425

Note 4.     Property, Net

Property, net consisted of the following:

	December 30, 2015	December 31, 2014
	(In thousands)
Land	$29,856	$27,198
Buildings and leasehold improvements	238,134	233,339
Other property and equipment	77,392	77,493
Total property owned	345,382	338,030
Less accumulated depreciation	235,967	241,678
Property owned, net	109,415	96,352
Buildings, vehicles and other equipment held under capital leases	27,429	26,836
Less accumulated amortization	12,028	13,411
Property held under capital leases, net	15,401	13,425
Total property, net	$124,816	$109,777

 The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 30, 2015	December 31, 2014
	(In thousands)
Land	$16,192	$14,977
Buildings and leasehold improvements	61,551	63,098
Total property owned, leased to franchisees	77,743	78,075
Less accumulated depreciation	52,872	53,994
Property owned, leased to franchisees, net	24,871	24,081
Buildings held under capital leases, leased to franchisees	4,573	7,251
Less accumulated amortization	3,003	5,208
Property held under capital leases, leased to franchisees, net	1,570	2,043
Total property leased to franchisees, net	$26,441	$26,124

Depreciation expense, including amortization of property under capital leases, for 2015, 2014 and 2013 was $20.0 million, $19.2 million and $18.6 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 5.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 30, 2015	December 31, 2014
	(In thousands)
Balance, beginning of year	$31,451	$31,451
Additions related to acquisitions	2,050	—
Write-offs and reclassifications associated with the sale of restaurants	(47)	—
Balance, end of year	$33,454	$31,451

Other intangible assets were comprised of the following:

	December 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,068	$—	$44,065	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	12,237	12,026	22,366	21,426
Reacquired franchise rights	2,823	1,154	1,857	710
Intangible assets	$59,254	$13,180	$68,414	$22,136

The $10.1 million decrease in franchise and license agreements primarily resulted from the removal of fully amortized agreements. The amortization expense for definite-lived intangibles and other assets for 2015, 2014 and 2013 was $1.5 million, $2.1 million and $2.9 million, respectively.

Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2016	$646
2017	230
2018	163
2019	163
2020	160

We performed an annual impairment test as of December 30, 2015 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 30, 2015	December 31, 2014
	(In thousands)
Accrued salaries and vacation	$30,549	$23,928
Accrued insurance, primarily current portion of liability for insurance claims	7,076	6,340
Accrued taxes	7,311	7,129
Accrued advertising	7,737	8,027
Accrued pension	9,648	224
Other	15,227	13,784
Other current liabilities	77,548	59,432

Note 7.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Gains on sales of assets and other, net	$(93)	$(112)	$(66)
Restructuring charges and exit costs	1,524	981	1,389
Impairment charges	935	401	5,748
Operating (gains), losses and other charges, net	$2,366	$1,270	$7,071

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Exit costs	$697	$335	$630
Severance and other restructuring charges	827	646	759
Total restructuring charges and exit costs	$1,524	$981	$1,389

The components of the change in accrued exit cost liabilities were as follows:

	December 30, 2015	December 31, 2014
	(In thousands)
Balance, beginning of year	$2,142	$3,149
Exit costs (1)	697	335
Payments, net of sublease receipts	(932)	(1,426)
Reclassification of certain lease liabilities, net	—	(95)
Interest accretion	136	179
Balance, end of year	2,043	2,142
Less current portion included in other current liabilities	550	483
Long-term portion included in other noncurrent liabilities	$1,493	$1,659

(1)	Included as a component of operating (gains), losses and other charges, net.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2016	$680
2017	397
2018	353
2019	276
2020	194
Thereafter	631
Total	2,531
Less imputed interest	488
Present value of exit cost liabilities	$2,043

The present value of exit cost liabilities is net of $2.2 million of existing sublease arrangements and $1.1 million related to properties for which we assume we will enter into sublease agreements in the future. See Note 8 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed restaurants.

Impairment charges of $0.9 million for the year ended December 30, 2015 resulted primarily from the impairment of restaurants identified as assets held for sale. Impairment charges of $0.4 million for the year ended December 31, 2014 resulted primarily from the impairment of an underperforming restaurant. Impairment charges of $5.7 million for the year ended December 25, 2013 resulted primarily from the $4.8 million impairment of an underperforming restaurant and the $0.8 million impairment of restaurants and a piece of real estate identified as assets held for sale.

Note 8.     Leases

Our operations utilize property, facilities and equipment leased from others. Buildings and facilities are primarily used for restaurants and support facilities. Many of our restaurants are operated under lease arrangements which generally provide for a fixed base rent, and, in many instances, contingent rent based on a percentage of gross revenues. Initial terms of land and restaurant building leases generally range from 10 to 15 years, exclusive of options to renew, which are typically for five year periods. Leases of other equipment consist primarily of restaurant equipment, computer systems and vehicles.

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed restaurants, at December 30, 2015 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2016	$6,973	$30,157	$28,641
2017	6,540	27,564	26,683
2018	5,405	23,681	23,563
2019	4,673	19,649	19,617
2020	3,997	15,215	16,108
Thereafter	16,658	54,514	84,836
Total	44,246	$170,780	$199,448
Less imputed interest	23,501
Present value of capital lease obligations	$20,745

Rent expense is a component of both occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Income. Lease and sublease rental income is a component of franchise and license revenue in our Consolidated Statements of Income. Rental expense and income were comprised of the following:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Rental expense:
Base rents	$30,749	$33,402	$35,667
Contingent rents	6,031	5,535	5,412
Total rental expense	$36,780	$38,937	$41,079

Rental income:
Base rents	$30,166	$33,926	$36,183
Contingent rents	5,305	4,608	4,389
Total rental income	$35,471	$38,534	$40,572

Note 9.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of December 30, 2015:
Deferred compensation plan investments (1)	$10,159	$10,159	$—	$—	market approach
Interest rate swaps (2)	(1,660)	—	(1,660)	—	income approach
Total	$8,499	$10,159	$(1,660)	$—

Fair value measurements as of December 31, 2014:
Deferred compensation plan investments (1)	$9,295	$9,295	$—	$—	market approach
Interest rate swaps (2)	$642	$—	$642	$—	income approach
Interest rate caps (2)	$0	$—	$0	$—	income approach
Total	$9,937	$9,295	$642	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps and interest rate caps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 10 for details on the interest rate swaps and interest rate cap.

See Note 11 for the disclosures related to the fair value of our pension plan assets.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges	Valuation Technique

Fair value measurements as of December 30, 2015:
Assets held for sale(1)	$931	$—	$264	market approach

Fair value measurements as of December 31, 2014:
Assets held and used (2)	$—	$—	$320	income approach

(1)	As of December 30, 2015, assets held for sale were written down to their fair value. The fair value of assets held for sale is based upon Level 2 inputs, which include sales agreements.

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

Note 10.     Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2015	December 31, 2014
	(In thousands)
Revolving loans due March 30, 2020	$195,000	$—
Revolving loans due April 24, 2018	—	85,250
Term loans due April 24, 2018	—	54,750
Capital lease obligations	20,745	18,813
Total long-term debt	215,745	158,813
Less current maturities	3,246	7,734
Noncurrent portion of long-term debt	$212,499	$151,079

There are no future maturities of long-term debt due in 2016 through 2019. The $195.0 million of revolving loans are due in 2020.

Refinancing and Amending of Credit Facility

On March 30, 2015, Denny's Corporation and certain of its subsidiaries refinanced our credit facility (the "Old Credit Facility") and entered into a new five-year senior secured revolver (the “New Credit Facility”). On October 30, 2015, we amended the New Credit Facility (the "Amended New Credit Facility" or the "credit facility") to exercise the accordion feature that allowed us to increase the size of the revolver and to effect certain other changes. The Amended New Credit Facility is comprised of a $325 million senior secured revolver (with a $30 million letter of credit sublimit) and is available for working capital, capital expenditures and other general corporate purposes. Borrowings under the credit facility bear a tiered interest rate. A tiered commitment fee is paid on the unused portion of the credit facility. Both tiered rates are based on the Company's consolidated leverage ratio and were initially set at an interest rate of LIBOR plus 150 basis points and a commitment fee of 0.20%. The maturity date for the credit facility is March 30, 2020.

The Amended New Credit Facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The Amended New Credit Facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio.

During the fourth quarter of 2015, the Amended New Credit Facility was used to fund a $50 million accelerated share repurchase agreement. See Note 15 for the disclosures related to share repurchases.
As a result of the debt refinancing and subsequent amendment, we recorded $0.3 million of losses on early extinguishment of debt from the write-off of deferred financing costs related to the Old Credit Facility. These losses are included as a component of other nonoperating expense in the Consolidated Statements of Comprehensive Income.

As of December 30, 2015, we had outstanding revolver loans of $195.0 million and outstanding letters of credit under the senior secured revolver of $22.9 million. These balances resulted in availability of $107.1 million under the credit facility. Prior to considering the impact of our interest rate swap, described below, the weighted-average interest rate on outstanding revolver loans was 1.76% and 2.17% as of December 30, 2015 and December 31, 2014, respectively. Taking into consideration the interest rate swap that became effective on March 31, 2015, the weighted-average interest rate of outstanding revolver loans was 2.31% as of December 30, 2015.
Interest Rate Hedges
We previously entered into interest rate hedges that capped the LIBOR rate on borrowings under our credit facility. The 200 basis point LIBOR cap applied to $125 million of borrowings from April 14, 2013 through April 13, 2014 and to $150 million of borrowings from April 14, 2014 through March 31, 2015.

We also previously entered into an interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 31, 2015 to March 29, 2018. During the first quarter of 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2025. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $120 million notional debt obligation. In addition, during the fourth quarter of 2015, we entered into an additional interest rate swap to hedge a portion of the cash flows of our floating rate debt from March 29, 2018 through March 31, 2026. We designated this interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to payments of LIBOR due on a related $50 million notional debt obligation.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of December 30, 2015, under the terms of the swaps, we will pay an average fixed rate of 2.63% on the $120 million notional amount from March 31, 2015 to March 29, 2018, pay an average fixed rate of 3.94% on both the $120 million and $50 million notional amounts from March 29, 2018 through March 31, 2025, pay an average fixed rate of 3.96% on the $50 million notional amount from April 1, 2025 through March 31, 2026. As of December 30, 2015, the fair value of the interest rate swaps was a liability of $1.7 million, which is recorded as a component of other noncurrent liabilities and deferred credits on our Consolidated Balance Sheets. See Note 15 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swap.

We believe that our estimated cash flows from operations for 2015, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 11.     Employee Benefit Plans

We maintain several defined benefit plans and defined contribution plans which cover a substantial number of employees. Benefits under our defined benefit plans are based upon each employee’s years of service and average salary. Our funding policy for these plans is based on the minimum amount required under the Employee Retirement Income Security Act of 1974.

The Advantica Pension Plan (the "Pension Plan") was closed to new qualifying participants as of December 31, 1999. Benefits ceased to accrue for Pension Plan participants as of December 31, 2004. During 2014, our Board of Directors approved the termination of the Pension Plan as of December 31, 2014. We currently expect that the liquidation of the Pension Plan will be completed during the first half of 2016. See below for details on the expected impact of the termination and liquidation.

Defined Benefit Plans

The obligations and funded status for the Pension Plan and other defined benefit plans were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 30, 2015	December 31, 2014	December 30, 2015	December 31, 2014
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$74,208	$64,391	$2,713	$2,716
Service cost	380	380	—	—
Interest cost	2,983	3,099	107	123
Actuarial (gains) losses	(5,780)	12,313	43	298
Benefits paid	(4,056)	(5,975)	(194)	(195)
Settlements	—	—	—	(229)
Benefit obligation at end of year	$67,735	$74,208	$2,669	$2,713
Accumulated benefit obligation	$67,735	$74,208	$2,669	$2,713

Change in Plan Assets:
Fair value of plan assets at beginning of year	$62,820	$61,094	$—	$—
Actual return on plan assets	(386)	5,201	—	—
Employer contributions	—	2,500	194	424
Benefits paid	(4,056)	(5,975)	(194)	(195)
Settlements	—	—	—	(229)
Fair value of plan assets at end of year	$58,378	$62,820	$—	$—
Funded status	$(9,357)	$(11,388)	$(2,669)	$(2,713)

The amounts recognized in our Consolidated Balance Sheets were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 30, 2015	December 31, 2014	December 30, 2015	December 31, 2014
	(In thousands)
Other current liabilities	$(9,357)	$—	$(291)	$(224)
Other noncurrent liabilities and deferred credits	—	(11,388)	(2,378)	(2,489)
Net amount recognized	$(9,357)	$(11,388)	$(2,669)	$(2,713)

The amounts recognized in accumulated other comprehensive income, that have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 30, 2015	December 31, 2014	December 30, 2015	December 31, 2014
	(In thousands)
Unamortized actuarial losses, net	$(23,955)	(27,574)	(1,045)	(1,081)

When the Pension Plan is liquidated during the first half of fiscal 2016, we will recognize the $24.0 million in unamortized actuarial losses that are currently recorded in accumulated other comprehensive income. In addition during fiscal 2016, less than $0.1 million of accumulated other comprehensive income will be recognized related to our other defined benefit plans.

The components of the change in unamortized actuarial losses, net, included in accumulated other comprehensive loss were as follows:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014
	(In thousands)
Pension Plan:
Balance, beginning of year	$(27,574)	$(17,433)
Benefit obligation actuarial gain (loss)	5,780	(12,313)
Net (loss) gain	(3,894)	1,248
Amortization of net loss	1,733	924
Balance, end of year	$(23,955)	$(27,574)

Other Defined Benefit Plans:
Balance, beginning of year	$(1,081)	$(899)
Benefit obligation actuarial loss	(43)	(298)
Amortization of net loss	79	66
Settlement loss recognized	—	50
Balance, end of year	$(1,045)	$(1,081)

Minimum pension liability adjustments, net of tax for 2015, 2014 and 2013 were a reduction of $2.2 million, an addition of $6.3 million and a reduction of $6.3 million, respectively. Total minimum pension liability adjustments of $22.8 million (net of a tax benefit of $2.2 million) and $25.0 million (net of a tax benefit of $3.7 million) are included as a component of accumulated other comprehensive loss, net in our Consolidated Statements of Shareholders' Equity for the years ended December 30, 2015 and December 31, 2014, respectively.

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Pension Plan:
Service cost	$380	$380	$400
Interest cost	2,983	3,099	2,977
Expected return on plan assets	(3,508)	(3,953)	(4,488)
Amortization of net loss	1,733	924	1,653
Net periodic benefit cost	$1,588	$450	$542
Other comprehensive (income) loss	$(3,619)	$10,141	$(10,364)

Other Defined Benefit Plans:
Interest cost	$107	$123	$111
Amortization of net loss	79	66	71
Settlement loss recognized	—	50	—
Net periodic benefit cost	$186	$239	$182
Other comprehensive (income) loss	$(36)	$182	$(109)

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2015, 2014 and 2013 were $1.8 million, $0.7 million and $0.7 million, respectively.

Assumptions

Because the Pension Plan was closed to new qualifying participants as of December 31, 1999 and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2015, 2014 or 2013.

	December 30, 2015	December 31, 2014	December 25, 2013
Assumptions used to determine benefit obligations:
Pension Plan:
Discount rate	1.34%	4.12%
Other Defined Benefit Plans:
Discount rate	3.62%	4.12%

Assumptions used to determine net periodic pension cost:
Discount rate	4.12%	4.98%	4.18%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	5.75%	6.50%	7.75%

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

For purposes of determining the benefit obligation for the Pension Plan as of December 30, 2015, and as a result of the pending liquidation of the plan, we have assumed that 70% of the population of active and vested deferred participants and 50% of retirees will elect a lump sum upon liquidation. The lump sum amounts have been calculated using 2016 Pension Protection Act lump sum mortality and the actual lump sum segment rates in effect for 2016. The remaining participants are assumed to have an annuity purchased on their behalf at prevailing market rates.

Plan Assets

The investment policy of the Pension Plan is based on an evaluation of our ability and willingness to assume investment risk in light of the financial and benefit-related goals objectives deemed to be prudent by the fiduciaries of our pension plan assets. These objectives include, but are not limited to, earning a rate of return over time to satisfy the benefit obligation, managing funded status volatility and maintaining sufficient liquidity. Due to the expected liquidation of the Pension Plan during 2016, as of December 30, 2015, the strategic target asset allocation is 100% fixed income securities (diversified between corporate and government holdings and generally long duration).

The fair values of the Pension Plan assets were as follows:

	Fair Value Measurements as of December 30, 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$1,777	$1,777	$—	$—
Fixed income securities:
U.S. Treasuries	3,500	3,500	—	—
Corporate bonds (a)	53,101	53,101	—	—
Total	$58,378	$58,378	$—	$—

(a)	This category includes intermediate and long-term investment grade bonds from diverse industries.

	Fair Value Measurements as of December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents	$1,812	$1,812	$—	$—
Equity securities:
U.S. large-cap (a)	7,154	7,154	—	—
U.S. mid-cap (b)	2,182	2,182	—	—
U.S. small-cap (c)	506	506	—	—
International large-cap	4,185	4,185	—	—
Fixed income securities:
U.S. Treasuries	5,202	5,202	—	—
Corporate bonds (d)	40,226	40,226	—	—
Other types of investments:
Commingled funds (e)	1,553	—	1,553	—
Total	$62,820	$61,267	$1,553	$—

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

Contributions and Expected Future Benefit Payments

We made no contributions to the Pension Plan during the year ended December 30, 2015 and made contributions of $2.5 million during the year ended December 31, 2014. We made contributions of $0.2 million and $0.4 million to our other defined benefit plans during the years ended December 30, 2015 and December 31, 2014, respectively. During the first half of 2016, we will be required to make contributions to the Pension Plan as a result of the termination and planned liquidation. We currently estimate that these contributions will be approximately $9.4 million. This estimate is based on expected interest rates, returns on plan assets and participant elections. We expect to contribute $0.3 million to our other defined benefit plans during 2016.

Taking into consideration the termination and planned liquidation of the Pension Plan, benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2021 through 2025 are as follows:

	Pension Plan	Other Defined Benefit Plans
	(In thousands)
2016	$67,735	$291
2017	—	241
2018	—	244
2019	—	430
2020	—	230
2021 through 2025	—	1,097

Defined Contribution Plans

Eligible employees can elect to contribute up to 25% of their compensation to our 401(k) plan. As a result of certain IRS limitations, participation in a non-qualified deferred compensation plan is offered to certain employees. Under this deferred compensation plan, participants are allowed to defer up to 50% of their annual salary and up to 100% of their incentive compensation. Under both plans, we make matching contributions of up to 3% of compensation. Participants in the deferred compensation plan are eligible to participate in the 401(k) plan; however, due to the above referenced IRS limitations, they are not eligible to receive the matching contributions under the 401(k) plan. Under these plans, we made contributions of $1.6 million, $1.4 million and $1.4 million for 2015, 2014 and 2013, respectively.

Note 12.     Share-Based Compensation

Share-Based Compensation Plans

We maintain three share-based compensation plans under which stock options and other awards granted to our employees and directors are outstanding. Currently, the Denny's Corporation 2012 Omnibus Incentive Plan (the "2012 Omnibus Plan") is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 30, 2015, there were 2.5 million shares available for grant under the 2012 Omnibus Plan. In addition, we have 0.8 million shares available to be issued outside of the 2012 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Stock options	$—	$52	$558
Performance share awards	5,821	5,009	3,488
Restricted stock units for board members	814	785	806
Total share-based compensation	$6,635	$5,846	$4,852

The income tax benefits recognized as a component of the provision for income taxes in our Consolidated Statements of Income related to share-based compensation expense were approximately $2.6 million, $2.3 million and $1.9 million during the years ended December 30, 2015, December 31, 2014 and December 25, 2013, respectively.

Stock Options

Options granted to date generally vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	1,538	$3.26
Exercised	(200)	$3.66
Outstanding, end of year	1,338	$3.20	3.44	$9,081
Exercisable, end of year	1,338	$3.20	3.44	$9,081

The aggregate intrinsic value represents the difference between the market price of our stock on December 30, 2015 and the exercise price, multiplied by the number of options that have an exercise price that is less than the market price of our stock. The aggregate intrinsic value of the options exercised was $1.4 million, $3.0 million and $2.6 million during the years ended December 30, 2015, December 31, 2014 and December 25, 2013, respectively.

There were no options granted during the years ended December 30, 2015, December 31, 2014 and December 25, 2013. As of December 30, 2015, there was no unrecognized compensation cost related to unvested stock option awards outstanding.

Restricted Stock Units

We primarily grant restricted stock units containing a market condition based on the total shareholder return of our stock compared with the returns of a group of peer companies. The number of shares that are ultimately issued is dependent upon the level of obtainment of the market condition. The following table summarizes the restricted stock units activity during the year ended December 30, 2015:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	845	$7.20
Granted	514	$11.43
Converted	(297)	$6.05
Forfeited	(34)	$9.95
Outstanding, end of year	1,028	$9.55
Convertible, end of year	297	$8.05

The weighted average grant date fair value of awards granted was $11.43, $7.51 and $8.05 for 2015, 2014 and 2013, respectively. We made payments of $3.4 million, $1.1 million and $1.2 million in cash during 2015, 2014 and 2013, respectively, and issued shares of 0.4 million, 0.1 million and 0.3 million, respectively, related to converted restricted stock units. The intrinsic value of shares converted was $4.9 million, $1.4 million and $2.7 million, during 2015, 2014 and 2013, respectively.

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

As of December 30, 2015 and December 31, 2014, we had accrued compensation of $2.6 million and $2.5 million, respectively, included as a component of other current liabilities and $2.2 million and $2.5 million, respectively, included as a component of other noncurrent liabilities in our Consolidated Balance Sheets (based on the fair value of the related shares for the liability classified units as of the respective balance sheet dates). As of December 30, 2015, we had $6.0 million of unrecognized compensation cost related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 1.7 years.

Board Deferred Stock Units

During the year ended December 30, 2015, we granted 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $10.60 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of our common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the year ended December 30, 2015, approximately 0.1 million deferred stock units with an intrinsic value of $1.4 million were converted into shares of our common stock. As of both December 30, 2015 and December 31, 2014 there were 0.9 million deferred stock units outstanding. As of December 30, 2015, we had approximately $0.3 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.3 years.

Note 13.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Current:
Federal	$1,622	$377	$428
State and local	1,382	1,818	1,548
Foreign	873	896	872
Deferred:
Federal	12,264	13,269	9,285
State and local	1,742	(54)	(185)
Release of valuation allowance	(130)	(270)	(420)
Total provision for income taxes	$17,753	$16,036	$11,528

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 30, 2015	December 31, 2014	December 25, 2013
Statutory provision rate	35%	35%	35%
State and local taxes, net of federal income tax benefit	5	3	5
Foreign taxes, net of federal income tax benefit	—	1	1
Wage addback on income tax credits earned	2	2	3
General business credits generated	(7)	(6)	(10)
Other	(2)	(1)	(1)
Release of valuation allowance	—	(1)	(1)
Effective tax rate	33%	33%	32%

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 30, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$8,371	$9,063
Capitalized leases	2,083	2,103
Accrued exit cost	935	1,031
Fixed assets	1,638	5,426
Interest rate swaps	647	—
Pension, other retirement and compensation plans	11,570	16,527
Other accruals	395	2,526
Alternative minimum tax credit carryforwards	5,344	7,811
General business credit carryforwards - state and federal	20,691	22,089
Net operating loss carryforwards - state	12,172	12,368
Total deferred tax assets before valuation allowance	63,846	78,944
Less: valuation allowance	(12,395)	(12,481)
Total deferred tax assets	51,451	66,463
Deferred tax liabilities:
Intangible assets	(22,190)	(22,474)
Deferred finance costs	(102)	(177)
Interest rate swaps	—	(250)
Total deferred tax liabilities	(22,292)	(22,901)
Net deferred tax asset	$29,159	$43,562

Net deferred tax assets are classified as follows:
Current	$—	$24,310
Noncurrent	29,159	19,252
Total	$29,159	$43,562

During the quarter ended December 30, 2015, we early adopted ASU 2015-17 in order to simplify the presentation of deferred taxes. This guidance requires that deferred tax assets and liabilities be classified as noncurrent. We chose to prospectively apply the guidance, therefore, as a result of our early adoption, all deferred taxes are reported as noncurrent in our Consolidated Balance Sheets as of December 30, 2015. Prior periods were not retrospectively adjusted.

At December 30, 2015, we had available, on a consolidated basis, federal general business credit carryforwards of approximately $23.1 million, most of which expire between 2029 and 2035, and alternative minimum tax ("AMT") credit carryforwards of approximately $5.3 million, which never expire. We also had available AMT net operating loss ("AMT NOL") carryforwards of approximately $5.8 million, which expire in 2030. Approximately $5.3 million of general business credit carryforwards are unrecognized in the schedule above and on our Consolidated Balance Sheets as a result of the application of ASC Paragraph 718-740-25-10, which delays their recognition in paid-in capital until they reduce taxes payable.

It is more likely than not that we will be able to utilize our credit carryforwards prior to expiration. In addition, it is more likely than not we will be able to utilize all of our existing temporary differences and a portion of our state tax net operating losses and state tax credit carryforwards prior to their expiration.

Of the $12.4 million valuation allowance remaining, approximately $10.0 million represents South Carolina net operating loss carryforwards that will never be utilized. An additional $2.0 million of the valuation allowance, if released, will be credited directly to paid-in capital.

Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. In general, Section 382 places annual limitations on the use of certain tax attributes, such as AMT NOL and tax credit carryforwards, in existence at the ownership change date. It is our position that any pre-2005 AMT NOL and tax credits can be utilized as of December 30, 2015. The occurrence of an additional ownership change could limit our ability to utilize our current income tax credits generated after 2004.

There were no unrecognized tax benefits associated with uncertain income tax positions as of December 30, 2015 and December 31, 2014. We do not expect the unrecognized tax benefits to increase over the next twelve months. As of and for the years ended December 30, 2015 and December 31, 2014, there were no related interest and penalties recognized in our Consolidated Balance Sheets and Consolidated Statements of Income.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. We remain subject to examination for U.S. federal taxes for 2012-2015 and in the following major state jurisdictions: California (2011-2015), Florida (2012-2015) and Texas (2012-2015).

Note 14.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands, except per share amounts)
Net income	$35,976	$32,725	$24,572

Weighted average shares outstanding - basic	82,627	86,323	90,829
Effect of dilutive share-based compensation awards	2,102	2,032	2,074
Weighted average shares outstanding - diluted	84,729	88,355	92,903

Basic net income per share	$0.44	$0.38	$0.27
Diluted net income per share	$0.42	$0.37	$0.26

Anti-dilutive share-based compensation awards	—	218	331

Note 15.     Shareholders' Equity

Share Repurchases

Our credit facility permits the payment of cash dividends and the purchase of Denny’s stock subject to certain limitations. Over the past several years, our Board of Directors has approved share repurchase programs authorizing us to repurchase up to a set amount of shares or dollar amount of our common stock. Under the programs, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. During 2015, 2013 and 2012, the Board approved share repurchase programs for $100 million of our common stock, 10.0 million shares of our common stock and 6.0 million shares of our common stock, respectively.

In November 2015, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the "ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo"), to repurchase an aggregate of $50 million of our common stock. Pursuant to the terms of the ASR agreement, we paid $50 million in cash and received approximately 3.5 million shares of our common stock, which represents the minimum shares to be delivered based on the cap price. We recorded $36.9 million of treasury stock related to these shares. The remaining balance of $13.1 million is included as additional paid-in capital in shareholders' equity as of December 30, 2015 as an equity forward contract and will be settled during 2016. The total aggregate number of shares of our common stock repurchased pursuant to the ASR agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the ASR agreement, subject to a minimum number of shares. The ASR agreement is expected to be completed no later than July 2016, although the completion date may be accelerated or, under certain circumstances, extended, at Wells Fargo's option.

Taking into consideration the above-mentioned ASR agreement, during 2015, 2014 and 2013, we repurchased 8.5 million, 5.3 million and 4.2 million shares for a total of $92.7 million, $36.0 million and $24.7 million, respectively, thus completing the 2012 and 2013 repurchase programs. As of December 30, 2015, there is $37.8 million of our common stock remaining to be repurchased under the 2015 repurchase program.

Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 28, 2012	$(24,999)	$—	$(24,999)
Benefit obligation actuarial gain	7,873	—	7,873
Net gain	876	—	876
Amortization of net loss (1)	1,724	—	1,724
Net change in fair value of derivatives	—	3,032	3,032
Income tax expense	(4,164)	(1,184)	(5,348)
Balance as of December 25, 2013	$(18,690)	$1,848	$(16,842)
Benefit obligation actuarial loss	(12,611)	—	(12,611)
Net gain	1,248	—	1,248
Amortization of net loss (1)	990	—	990
Settlement loss recognized	50	—	50
Net change in fair value of derivatives	—	(2,389)	(2,389)
Income tax benefit	4,019	933	4,952
Balance as of December 31, 2014	$(24,994)	$392	$(24,602)
Benefit obligation actuarial gain	5,737	—	5,737
Net loss	(3,894)	—	(3,894)
Amortization of net loss (1)	1,812	—	1,812
Net change in fair value of derivatives	—	(1,444)	(1,444)
Reclassification of derivatives to interest expense (2)	—	(859)	(859)
Income tax (expense) benefit	(1,425)	898	(527)
Balance as of December 30, 2015	$(22,764)	$(1,013)	$(23,777)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Consolidated Statements of Income. See Note 11 for additional details.

(2)
Amounts reclassified from accumulated other comprehensive loss into income, represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Consolidated Statements of Income. We expect to reclassify approximately $1.1 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 10 for additional details.

Note 16.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans with terms extending from one to six years. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 30, 2015, no events had occurred that caused us to make payments under the guarantees. There were $8.7 million and $9.8 million of loans outstanding under these programs as of December 30, 2015 and December 31, 2014, respectively. As of December 30, 2015, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.3 million, respectively. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of December 30, 2015 and December 31, 2014, which are included as a component of other noncurrent liabilities and deferred credits in our Consolidated Balance Sheets and other nonoperating expense in our Consolidated Statements of Income.
There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 30, 2015 consist of the following:

(In thousands)
Less than 1 year	$185,185
1-2 years	38,255
3-4 years	—
5 years and thereafter	—
Total	$223,440

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 17.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 30, 2015	December 31, 2014	December 25, 2013
	(In thousands)
Income taxes paid, net	$5,364	$3,802	$2,777
Interest paid	$8,141	$8,170	$9,336

Noncash investing and financing activities:
Property acquisition payable	$573	$—	$—
Accrued purchase of property	$1,781	$635	$1,575
Issuance of common stock, pursuant to share-based compensation plans	$4,551	$1,030	$1,937
Execution of capital leases	$5,556	$3,300	$5,663
Treasury stock payable	$185	$152	$220

Note 18.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2015 and 2014 are set forth below:

	Fiscal Year Ended December 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$85,982	$88,629	$89,279	$89,183
Franchise and licensing revenue	34,189	34,690	34,499	34,842
Total operating revenue	120,171	123,319	123,778	124,025
Total operating costs and expenses	104,854	105,905	108,055	109,328
Operating income	$15,317	$17,414	$15,723	$14,697
Net income	$8,533	$9,734	$8,950	$8,759
Basic net income per share (1)	$0.10	$0.12	$0.11	$0.11
Diluted net income per share (1)	$0.10	$0.11	$0.11	$0.11

(1)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$79,304	$81,138	$82,827	$91,415
Franchise and licensing revenue	32,616	33,476	34,205	37,314
Total operating revenue	111,920	114,614	117,032	128,729
Total operating costs and expenses	100,648	99,669	102,323	112,324
Operating income	$11,272	$14,945	$14,709	$16,405
Net income	$6,431	$8,273	$8,343	$9,678
Basic net income per share (1)	$0.07	$0.10	$0.10	$0.11
Diluted net income per share (1)	$0.07	$0.09	$0.10	$0.11

(1)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

Note 19.     Subsequent Events

We performed an evaluation of subsequent events and determined that no events required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer, President and Director	February 29, 2016
(John C. Miller)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Director	February 29, 2016
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	February 29, 2016
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Debra Smithart-Oglesby	Director and Chair of the Board of Directors	February 29, 2016
(Debra Smithart-Oglesby)

/s/ Gregg R. Dedrick	Director	February 29, 2016
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	February 29, 2016
(José M. Gutiérrez)

/s/ George W. Haywood	Director	February 29, 2016
(George W. Haywood)

/s/ Brenda J. Lauderback	Director	February 29, 2016
(Brenda J. Lauderback)

/s/ Robert E. Marks	Director	February 29, 2016
(Robert E. Marks)

/s/ Donald C. Robinson	Director	February 29, 2016
(Donald C. Robinson)

/s/ Laysha Ward	Director	February 29, 2016
(Laysha Ward)