Form 10-Q
period 2016-03-30
DENNYS CORP
filed 2016-05-02
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2016

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

Yes  ☐  No  ☑

 As of April 27, 2016, 76,804,125 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 30, 2016	December 30, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,137	$1,671
Receivables	13,819	16,552
Inventories	2,861	3,117
Assets held for sale	251	931
Prepaid and other current assets	9,566	14,143
Total current assets	30,634	36,414
Property, net of accumulated depreciation of $250,264 and $247,995, respectively	122,444	124,816
Goodwill	33,667	33,454
Intangible assets, net	46,311	46,074
Deferred financing costs, net	2,381	2,529
Deferred income taxes	28,426	29,159
Other noncurrent assets	24,974	24,591
Total assets	$288,837	$297,037

Liabilities
Current liabilities:
Current maturities of capital lease obligations	$3,288	$3,246
Accounts payable	15,982	20,759
Other current liabilities	60,258	77,548
Total current liabilities	79,528	101,553
Long-term liabilities:
Long-term debt, less current maturities	201,000	195,000
Capital lease obligations, less current maturities	17,192	17,499
Liability for insurance claims, less current portion	15,378	15,949
Other noncurrent liabilities	33,166	27,631
Total long-term liabilities	266,736	256,079
Total liabilities	346,264	357,632

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; March 30, 2016: 106,964 shares issued and 76,905 shares outstanding; December 30, 2015: 106,521 shares issued and 76,862 shares outstanding	$1,070	$1,065
Paid-in capital	567,156	565,364
Deficit	(392,291)	(402,245)
Accumulated other comprehensive loss, net of tax	(28,457)	(23,777)
Shareholders’ equity before treasury stock	147,478	140,407
Treasury stock, at cost, 30,059 and 29,659 shares, respectively	(204,905)	(201,002)
Total shareholders' deficit	(57,427)	(60,595)
Total liabilities and shareholders' deficit	$288,837	$297,037
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$90,386	$85,982
Franchise and license revenue	34,256	34,189
Total operating revenue	124,642	120,171
Costs of company restaurant sales:
Product costs	22,653	21,444
Payroll and benefits	34,461	33,204
Occupancy	4,800	4,895
Other operating expenses	12,197	11,765
Total costs of company restaurant sales	74,111	71,308
Costs of franchise and license revenue	10,003	10,978
General and administrative expenses	16,927	16,936
Depreciation and amortization	5,493	5,024
Operating (gains), losses and other charges, net	(125)	608
Total operating costs and expenses, net	106,409	104,854
Operating income	18,233	15,317
Interest expense, net	2,774	2,087
Other nonoperating expense, net	27	29
Net income before income taxes	15,432	13,201
Provision for income taxes	5,478	4,668
Net income	$9,954	$8,533

Basic net income per share	$0.13	$0.10
Diluted net income per share	$0.13	$0.10

Basic weighted average shares outstanding	77,060	84,875
Diluted weighted average shares outstanding	78,877	87,465

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Net income	$9,954	$8,533
Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of tax expense of $8 and $169	13	264
Recognition of unrealized loss on hedge transactions, net of tax benefit of $2,997 and $1,161	(4,693)	(1,814)
Other comprehensive loss	(4,680)	(1,550)
Total comprehensive income	$5,274	$6,983

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 30, 2015	106,521	$1,065	(29,659)	$(201,002)	$565,364	$(402,245)	$(23,777)	$(60,595)
Net income	—	—	—	—	—	9,954	—	9,954
Other comprehensive loss	—	—	—	—	—	—	(4,680)	(4,680)
Share-based compensation on equity classified awards	—	—	—	—	1,496	—	—	1,496
Purchase of treasury stock	—	—	(400)	(3,903)	—	—	—	(3,903)
Issuance of common stock for share-based compensation	374	4	—	—	(4)	—	—	—
Exercise of common stock options	69	1	—	—	289	—	—	290
Tax benefit from share-based compensation	—	—	—	—	11	—	—	11
Balance, March 30, 2016	106,964	$1,070	(30,059)	$(204,905)	$567,156	$(392,291)	$(28,457)	$(57,427)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$9,954	$8,533
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	5,493	5,024
Operating (gains), losses and other charges, net	(125)	608
Amortization of deferred financing costs	148	120
(Gain) loss on early extinguishments of debt	(8)	278
Deferred income tax expense	3,722	2,826
Share-based compensation	1,948	1,705
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	2,634	3,774
Inventories	256	272
Other current assets	4,576	822
Other assets	(647)	(843)
Increase (decrease) in liabilities:
Accounts payable	1,023	(275)
Accrued salaries and vacations	(16,433)	(9,333)
Accrued taxes	(273)	(38)
Other accrued liabilities	(2,926)	(2,762)
Other noncurrent liabilities	(684)	(88)
Net cash flows provided by operating activities	8,658	10,623
Cash flows from investing activities:
Capital expenditures	(3,831)	(3,446)
Restaurant acquisitions	(1,476)	—
Proceeds from disposition of property	1,581	—
Collections on notes receivable	401	495
Issuance of notes receivable	(219)	(449)
Net cash flows used in investing activities	(3,544)	(3,400)
Cash flows from financing activities:
Revolver borrowings	18,500	140,500
Revolver payments	(12,500)	(90,250)
Long-term debt payments	(756)	(55,839)
Proceeds from exercise of stock options	290	368
Tax withholding on share-based payments	—	(982)
Tax benefit for share-based compensation	11	115
Deferred financing costs	—	(1,171)
Purchase of treasury stock	(3,832)	(4,912)
Net bank overdrafts	(4,361)	3,592
Net cash flows used in financing activities	(2,648)	(8,579)
Increase (decrease) in cash and cash equivalents	2,466	(1,356)
Cash and cash equivalents at beginning of period	1,671	3,074
Cash and cash equivalents at end of period	$4,137	$1,718

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. At March 30, 2016, the Denny's brand consisted of 1,713 restaurants, 1,551 of which were franchised/licensed restaurants and 162 of which were company operated.

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 30, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2015. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 28, 2016.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Consolidation

ASU 2015-02,"Consolidation (Topic 810): Amendments to the Consolidation Analysis"

Effective December 31, 2015, we adopted ASU 2015-02, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Debt Issuance

ASU 2015-03,"Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-15,"Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)"

Effective December 31, 2015, we adopted ASU 2015-03, which simplifies the guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. Also effective December 31, 2015, we adopted ASU 2015-15, which addresses the SEC's comments related to the absence of authoritative guidance within ASU 2015-03 related to line-of-credit arrangements. According to this guidance, the SEC will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance did not have any impact on our consolidated financial statements and we will continue to classify debt issuance costs as an asset.

Intangibles

ASU 2015-05,"Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement"

Effective December 31, 2015, we adopted ASU 2015-05, which provides guidance about whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with the acquisition of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Inventory

ASU 2015-11,"Inventory (Topic 330): Simplifying the Measurement of Inventory"

Effective December 31, 2015, we adopted ASU 2015-11, which requires inventory that is measured using the first-in, first-out method to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Derivatives

ASU 2016-05,"Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)"

In March 2016, the FASB issued ASU 2016-05, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We early adopted this guidance as of March 30, 2016 on a prospective basis. The adoption of this guidance did not have any impact on our consolidated financial statements.

Accounting Standards to be Adopted

Revenue Recognition

ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)",
ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date",
ASU 2016-08, "Revenue from Contracts with Customers (Topic 718): Principal versus Agent Considerations (Reporting Revenue Gross versus Net" and
ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"

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

In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance provided in ASU 2014-09 on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance in ASU 2014-09 on licensing and identifying performance obligations. Both ASU 2016-08 and ASU 2016-10 must be adopted concurrently with ASU 2014-09. We are currently evaluating the transition methods and the impact the adoption of these standards will have on our consolidated financial statements.

Financial Instruments

ASU 2016-01 "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

In January 2016, the FASB issued ASU 2016-01, which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018) with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Leases

ASU 2016-02,"Leases (Topic 842)"

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. The guidance will be adopted using a modified retrospective approach. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Stock Compensation

ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 (our fiscal 2017) with early adoption permitted. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	March 30, 2016	December 30, 2015
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,949	$10,591
Notes receivable from franchisees	1,253	1,352
Vendor receivables	1,361	3,049
Credit card receivables	1,359	1,606
Other	194	251
Allowance for doubtful accounts	(297)	(297)
Total current receivables, net	$13,819	$16,552

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$459	$541

 Note 4.     Assets Held for Sale

Assets held for sale of $0.3 million as of March 30, 2016 and $0.9 million as of December 30, 2015 consist of restaurants to be sold to franchisees. There were no impairment charges recognized as a result of classifying certain assets as held for sale for the quarter ended March 30, 2016 or the quarter ended April 1, 2015.

Note 5.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 30, 2015	$33,454
Additions related to acquisition	225
Write-offs and reclassifications associated with the sale of restaurants	(12)
Balance, March 30, 2016	$33,667

Other intangible assets were comprised of the following:

	March 30, 2016		December 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,069	$—	$44,068	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	3,959	3,800	12,237	12,026
Reacquired franchise rights	3,302	1,345	2,823	1,154
Intangible assets	$51,456	$5,145	$59,254	$13,180

During the quarter ended March 30, 2016, we reacquired a franchise restaurant for $0.9 million, of which $0.5 million was allocated to reacquired franchise rights, $0.2 million to property and $0.2 million to goodwill. The $8.3 million decrease in gross franchise and license agreements during the quarter ended March 30, 2016 primarily resulted from the removal of fully amortized agreements.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 30, 2016	December 30, 2015
	(In thousands)
Accrued salaries and vacation	$16,595	$30,549
Accrued insurance, primarily current portion of liability for insurance claims	7,067	7,076
Accrued taxes	7,038	7,311
Accrued advertising	6,098	7,737
Accrued pension	9,753	9,648
Other	13,707	15,227
Other current liabilities	60,258	77,548

Note 7.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Gains on sales of assets and other, net	$(644)	$(22)
Restructuring charges and exit costs	519	581
Impairment charges	—	49
Operating (gains), losses and other charges, net	$(125)	$608

Gains on sales of assets and other, net of $0.6 million for the quarter ended March 30, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Exit costs	$151	$453
Severance and other restructuring charges	368	128
Total restructuring charges and exit costs	$519	$581

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 30, 2015	$2,043
Exit costs (1)	151
Payments, net of sublease receipts	(182)
Interest accretion	32
Balance, March 30, 2016	2,044
Less current portion included in other current liabilities	631
Long-term portion included in other noncurrent liabilities	$1,413

(1)	Included as a component of operating (gains), losses and other charges, net.

Note 8.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of March 30, 2016:
Deferred compensation plan investments (1)	$10,566	$10,566	$—	$—	market approach
Interest rate swaps (2)	(9,350)	—	(9,350)	—	income approach
Total	$1,216	$10,566	$(9,350)	$—

Fair value measurements as of December 30, 2015:
Deferred compensation plan investments (1)	$10,159	$10,159	$—	$—	market approach
Interest rate swaps (2)	(1,660)	—	(1,660)	—	income approach
Total	$8,499	$10,159	$(1,660)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 9 for details on the interest rate swaps.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Other Observable Inputs (Level 2)	Impairment Charges	Valuation Technique
	(In thousands)
Fair value measurements as of December 30, 2015:
Assets held for sale (1)	$931	$264	market approach

(1)	As of December 30, 2015, assets held for sale were written down to their fair value. The fair value of assets held for sale is based upon Level 2 inputs, which include sales agreements.

Note 9.     Long-Term Debt

Denny's Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $325 million senior secured revolver (with a $30 million letter of credit sublimit). As of March 30, 2016, we had outstanding revolver loans of $201.0 million and outstanding letters of credit under the senior secured revolver of $22.9 million. These balances resulted in availability of $101.1 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.19% and 1.76% as of March 30, 2016 and December 30, 2015, respectively. Taking into consideration our interest rate swaps the weighted-average interest rate of outstanding revolver loans was 2.60% and 2.31% as of March 30, 2016 and December 30, 2015, respectively.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 175 basis points as of March 30, 2016. The maturity date for the credit facility is March 30, 2020.

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

Interest Rate Hedges
We previously entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional debt obligations.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of March 30, 2016, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of March 30, 2016, the fair value of the interest rate swaps was a liability of $9.4 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 15 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

We believe that our estimated cash flows from operations for 2016, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 10.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Pension Plan:
Service cost	$105	$95
Interest cost	—	746
Expected return on plan assets	—	(877)
Amortization of net loss	—	433
Net periodic benefit cost	$105	$397

Other Defined Benefit Plans:
Interest cost	$23	$27
Amortization of net loss	21	20
Net periodic benefit cost	$44	$47

During 2014, our Board of Directors approved the termination of the Advantica Pension Plan (the "Pension Plan") as of December 31, 2014. Subsequent to the quarter ended March 30, 2016, we completed the termination and liquidation of the Pension Plan. Accordingly, we contributed $9.5 million to the Pension Plan. The resulting $67.7 million in Pension Plan assets were used to make lump sum payments and purchase annuity contracts, which will be administered by a third-party provider. During the second quarter of 2016, we will recognize a settlement loss of approximately $24.3 million related to the liquidation, including the recognition of approximately $24.0 million in unamortized actuarial losses that are currently recorded in accumulated other comprehensive income. See Note 17.

We made no contributions to the Pension Plan during either the quarter ended March 30, 2016 or the quarter ended April 1, 2015. We made contributions of less than $0.1 million to our other defined benefit plans during both the quarter ended March 30, 2016 and the quarter ended April 1, 2015. We expect to contribute $0.1 million to our other defined benefit plans over the remainder of fiscal 2016.

Additional minimum pension liability, net of tax, of $22.8 million is reported as a component of accumulated other comprehensive loss in our Condensed Consolidated Statement of Shareholders’ Equity as of both March 30, 2016 and December 30, 2015.

Note 11.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Performance share awards	$1,734	$1,523
Restricted stock units for board members	214	182
Total share-based compensation	$1,948	$1,705

Performance Share Awards

In February 2016, we granted certain employees approximately 0.3 million performance shares that vest based on the total shareholder return ("TSR") of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EBITDA growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $9.43 per share. The performance shares based on the Adjusted EBITDA growth rate have a grant date fair value of $9.52 per share, the market value of our common stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 28, 2016. The performance period for these performance shares is the three year fiscal period beginning December 31, 2015 and ending December 26, 2018. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the quarter ended March 30, 2016, we made payments of $2.5 million in cash and issued 0.4 million shares of common stock related to performance share awards.

As of March 30, 2016, we had approximately $11.5 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 2.2 years.

Restricted Stock Units for Board Members

As of March 30, 2016, we had approximately $0.1 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.1 years.

Note 12.     Income Taxes

The effective tax rate for the quarter ended March 30, 2016 was 35.5%, compared to 35.4% for the quarter ended April 1, 2015. The 2016 and 2015 rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 1.6% and 2.3%, respectively.

Note 13.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands, except for per share amounts)
Net income	$9,954	$8,533

Weighted average shares outstanding - basic	77,060	84,875
Effect of dilutive share-based compensation awards	1,817	2,590
Weighted average shares outstanding - diluted	78,877	87,465

Basic net income per share	$0.13	$0.10
Diluted net income per share	$0.13	$0.10

Anti-dilutive share-based compensation awards	—	—

Note 14.     Supplemental Cash Flow Information

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Income taxes paid, net	$311	$298
Interest paid	$2,452	$2,100

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$3,497	$3,963
Execution of capital leases	$532	$282
Treasury stock payable	$256	$344
Accrued deferred financing costs	$—	$80

Note 15.     Shareholders' Equity

Share Repurchase

Our credit facility permits the purchase of Denny’s stock and the payment of cash dividends subject to certain limitations. In March 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our common stock (in addition to prior authorizations). Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions.

In November 2015, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the "ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo"), to repurchase an aggregate of $50 million of our common stock. During 2015, pursuant to the terms of the ASR agreement, we paid $50 million in cash and received approximately 3.5 million shares of our common stock, which represents the minimum shares to be delivered based on the cap price. We recorded $36.9 million of treasury stock related to these shares. As of March 30, 2016, the remaining balance of $13.1 million is included as additional paid-in capital in shareholders' equity as an equity forward contract and will be settled during 2016. The total aggregate number of shares of our common stock repurchased pursuant to the ASR agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the ASR agreement, subject to a minimum number of shares. The ASR agreement is expected to be completed no later than July 2016, although the completion date may be accelerated or, under certain circumstances, extended, at Wells Fargo's option.

During the quarter ended March 30, 2016, we repurchased 0.4 million shares of our common stock for approximately $3.9 million. Taking into consideration the above mentioned ASR agreement, this brings the total amount repurchased under the current repurchase program to 5.1 million shares of our common stock for approximately $66.1 million, leaving $33.9 million of our common stock that can be repurchased as of March 30, 2016.

Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 30, 2015	$(22,764)	$(1,013)	$(23,777)
Amortization of net loss (1)	21	—	21
Net change in fair value of derivatives	—	(7,478)	(7,478)
Reclassification of derivatives to interest expense (2)	—	(212)	(212)
Income tax (expense) benefit related to items of other comprehensive loss	(8)	2,997	2,989
Balance as of March 30, 2016	(22,751)	(5,706)	(28,457)

(1)
Before-tax amount that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the quarter ended March 30, 2016. See Note 10 for additional details.

(2)
Amounts reclassified from accumulated other comprehensive loss into income, represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Condensed Consolidated Statements of Income. We expect to reclassify approximately $0.5 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 9 for additional details.

Note 16.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through March 30, 2016, no events had occurred that caused us to make payments under these guarantees. There were $8.7 million of loans outstanding under these programs as of both March 30, 2016 and December 30, 2015. As of March 30, 2016, the maximum amounts payable under the lease guarantee and loan guarantees were $2.0 million and $1.3 million, respectively. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both March 30, 2016 and December 30, 2015, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.
Note 17.     Subsequent Events

Subsequent to the quarter ended March 30, 2016, we completed the termination and liquidation of the Pension Plan. Accordingly, we contributed $9.5 million to the Pension Plan. The resulting $67.7 million in Pension Plan assets were used to make lump sum payments and purchase annuity contracts, which will be administered by a third-party provider. During the second quarter of 2016, we will recognize a settlement loss of approximately $24.3 million related to the liquidation, including the recognition of approximately $24.0 million in unamortized actuarial losses that are currently recorded in accumulated other comprehensive income. See Note 10.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of March 30, 2016 and results of operations for the quarter ended March 30, 2016 as compared to the quarter ended April 1, 2015. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, such as avian flu, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 30, 2015. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 30, 2016		April 1, 2015
	(Dollars in thousands)
Revenue:
Company restaurant sales	$90,386	72.5%	$85,982	71.5%
Franchise and license revenue	34,256	27.5%	34,189	28.5%
Total operating revenue	124,642	100.0%	120,171	100.0%
Costs of company restaurant sales (a):
Product costs	22,653	25.1%	21,444	24.9%
Payroll and benefits	34,461	38.1%	33,204	38.6%
Occupancy	4,800	5.3%	4,895	5.7%
Other operating expenses	12,197	13.5%	11,765	13.7%
Total costs of company restaurant sales	74,111	82.0%	71,308	82.9%
Costs of franchise and license revenue (a)	10,003	29.2%	10,978	32.1%
General and administrative expenses	16,927	13.6%	16,936	14.1%
Depreciation and amortization	5,493	4.4%	5,024	4.2%
Operating (gains), losses and other charges, net	(125)	(0.1)%	608	0.5%
Total operating costs and expenses, net	106,409	85.4%	104,854	87.3%
Operating income	18,233	14.6%	15,317	12.7%
Interest expense, net	2,774	2.2%	2,087	1.7%
Other nonoperating expense, net	27	0.0%	29	0.0%
Net income before income taxes	15,432	12.4%	13,201	11.0%
Provision for income taxes	5,478	4.4%	4,668	3.9%
Net income	$9,954	8.0%	$8,533	7.1%

Other Data:
Company average unit sales	$554		$538
Franchise average unit sales	$391		$388
Company equivalent units (b)	163		160
Franchise equivalent units (b)	1,548		1,537
Company same-store sales increase (c)(d)	3.5%		7.6%
Domestic franchise same-store sales increase (c)(d)	2.3%		7.1%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2016 comparable units.

Unit Activity

	Quarter Ended
	March 30, 2016	April 1, 2015
Company restaurants, beginning of period	164	161
Units opened	1	—
Units acquired from franchisees	1	—
Units sold to franchisees	(4)	—
Units closed	—	(1)
End of period	162	160

Franchised and licensed restaurants, beginning of period	1,546	1,541
Units opened	11	9
Units purchased from Company	4	—
Units acquired by Company	(1)	—
Units closed	(9)	(16)
End of period	1,551	1,534
Total restaurants, end of period	1,713	1,694

Company Restaurant Operations

During the quarter ended March 30, 2016, company restaurant sales increased $4.4 million, or 5.1%, primarily resulting from a 3.5% increase in company same-store sales and a three equivalent unit increase in company restaurants as compared to the prior year period.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 82.0% from 82.9%. Product costs increased to 25.1% from 24.9% primarily due to the unfavorable impact of product mix. Payroll and benefits decreased to 38.1% from 38.6% primarily due to a 0.8 percentage point decrease in incentive compensation costs and a 0.6 percentage point decrease in workers' compensation costs, partially offset by a 0.8 percentage point increase in labor costs and a 0.3 increase in group insurance. The current quarter included $0.9 million in favorable workers' compensation claims development, as compared to $0.2 million in favorable claims development in the prior year period. Occupancy costs decreased to 5.3% from 5.7%. The decrease is primarily due to the leveraging effect of higher sales and an increase in capital leases on company stores.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 30, 2016		April 1, 2015
	(Dollars in thousands)
Utilities	$2,951	3.3%	$3,176	3.7%
Repairs and maintenance	1,602	1.8%	1,450	1.7%
Marketing	3,242	3.6%	3,207	3.7%
Other direct costs	4,402	4.9%	3,932	4.6%
Other operating expenses	$12,197	13.5%	$11,765	13.7%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 30, 2016		April 1, 2015
	(Dollars in thousands)
Royalties	$24,144	70.5%	$23,163	67.7%
Initial fees	526	1.5%	445	1.3%
Occupancy revenue	9,586	28.0%	10,581	31.0%
Franchise and license revenue	$34,256	100.0%	$34,189	100.0%

Occupancy costs	$7,063	20.6%	$7,891	23.1%
Other direct costs	2,940	8.6%	3,087	9.0%
Costs of franchise and license revenue	$10,003	29.2%	$10,978	32.1%

During the quarter ended March 30, 2016, royalties increased $1.0 million, or 4.2%, primarily resulting from a 2.3% increase in domestic same-store sales and an 11 equivalent unit increase in franchised and license restaurants as compared to the prior year period. In addition, certain franchised restaurants moved to a higher rate structure. The decrease in occupancy revenue of $1.0 million, or 9.4%, was primarily the result of lease expirations.

Costs of franchise and license revenue decreased $1.0 million, or 8.9%. The decrease in occupancy costs of $0.8 million, or 10.5%, was primarily the result of lease expirations. Other direct costs decreased $0.1 million, or 4.8%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 29.2% for the quarter ended March 30, 2016 from 32.1% for the quarter ended April 1, 2015.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Share-based compensation	$1,948	$1,705
Other general and administrative expenses	14,979	15,231
Total general and administrative expenses	$16,927	$16,936

General and administrative expenses were flat as compared to the prior year period as lower incentive and deferred compensation costs were offset by increases in share-based compensation and payroll and benefit expenses.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Depreciation of property and equipment	$4,351	$3,784
Amortization of capital lease assets	826	876
Amortization of intangible and other assets	316	364
Total depreciation and amortization expense	$5,493	$5,024

The $0.5 million increase in total depreciation and amortization expense is primarily related to the increase in remodels during 2015.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Gains on sales of assets and other, net	$(644)	$(22)
Restructuring charges and exit costs	519	581
Impairment charges	—	49
Operating (gains), losses and other charges, net	$(125)	$608

Gains on sales of assets and other, net of $0.6 million for the quarter ended March 30, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Exit costs	$151	$453
Severance and other restructuring charges	368	128
Total restructuring and exit costs	$519	$581

Operating income was $18.2 million for the quarter ended March 30, 2016 compared to $15.3 million for the quarter ended April 1, 2015.

Interest expense, net was comprised of the following:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Interest on credit facilities	$1,046	$769
Interest on interest rate swaps	212	7
Interest on capital lease liabilities	995	758
Letters of credit and other fees	278	328
Interest income	(13)	(17)
Total cash interest	2,518	1,845
Amortization of deferred financing costs	148	120
Interest accretion on other liabilities	108	122
Total interest expense, net	$2,774	$2,087

Interest expense, net increased by $0.7 million primarily due to the increased balance of our credit facility and an increase in capital leases.

The provision for income taxes was $5.5 million for the quarter ended March 30, 2016 compared to $4.7 million for the quarter ended April 1, 2015. The effective tax rate was 35.5% for the quarter ended March 30, 2016 compared to 35.4% for the quarter ended April 1, 2015. The 2016 and 2015 rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 1.6% and 2.3%, respectively. We expect the 2016 fiscal year effective tax rate to be between 33% and 37%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $10.0 million for the quarter ended March 30, 2016 compared to $8.5 million for the quarter ended April 1, 2015.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Net cash provided by operating activities	$8,658	$10,623
Net cash used in investing activities	(3,544)	(3,400)
Net cash used in financing activities	(2,648)	(8,579)
Increase (decrease) in cash and cash equivalents	$2,466	$(1,356)

We believe that our estimated cash flows from operations for 2016, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $3.5 million for the quarter ended March 30, 2016. These cash flows include capital expenditures of $3.8 million and restaurant acquisitions costs of $1.5 million. The restaurant acquisition costs include $0.9 million for a franchised restaurant reacquired during the current quarter and the payment of $0.6 million for a franchised restaurant that was reacquired during 2015. These costs were partially offset by proceeds from asset sales of $1.6 million related to restaurants sold to franchisees. Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 30, 2016	April 1, 2015
	(In thousands)
Facilities	$1,260	$1,181
New construction	950	—
Remodeling	1,303	1,958
Information technology	245	135
Other	73	172
Capital expenditures	$3,831	$3,446

Capital expenditures for fiscal 2016 are expected to be approximately $19 to 21 million, including the acquisition of one franchised restaurant, completion of approximately 25 remodels at company restaurants, the opening of one new company restaurant, and scrape and build of a company restaurant. During the quarter ended March 30, 2016, we remodeled five company restaurants.

Cash flows used in financing activities were $2.6 million for the quarter ended March 30, 2016, which included cash payments for stock repurchases of $3.8 million and accounts payable funding of $4.4 million, partially offset by net long-term debt borrowings of $5.2 million.

Our working capital deficit was $48.9 million at March 30, 2016 compared to $65.1 million at December 30, 2015. The decrease in working capital deficit was primarily related to the payout of accrued compensation during the quarter ended March 30, 2016. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of March 30, 2016, we had outstanding revolver loans of $201.0 million and outstanding letters of credit under the senior secured revolver of $22.9 million. These balances resulted in availability of $101.1 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.19% as of March 30, 2016. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 2.60% as of March 30, 2016.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 175 basis points as of March 30, 2016. The maturity date for the credit facility is March 30, 2020.

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

Interest Rate Hedges

We previously entered into interest rate swaps to hedge a portion of the cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional debt obligations.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of March 30, 2016, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of March 30, 2016, the fair value of the interest rate swaps was a liability of $9.4 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Implementation of New Accounting Standards

See Note 2 to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of March 30, 2016, borrowings under our credit facility bore interest at variable rates based on LIBOR plus a spread of 175 basis points per annum. Our interest rate swaps hedge our exposure to variability in future cash flows attributable to payments of LIBOR due on a related notional debt obligation. Based on the interest rate as determined by our consolidated leverage ratio in effect as of March 30, 2016, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted and receive payments during these periods from a counterparty based on the 30-day LIBOR rate:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of March 30, 2016, the swaps effectively increased our ratio of fixed rate debt from approximately 9% of total debt to approximately 63% of total debt. We expect to reclassify approximately $0.5 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Condensed Consolidated Statements of Income. See Note 9 of our Condensed Consolidated Financial Statements for additional details.

Based on the levels of borrowings under the credit facility at March 30, 2016, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $0.8 million. This computation is determined by considering the impact of hypothetical interest rates on the variable rate portion of the credit facility at March 30, 2016, taking into consideration the interest rate swaps. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended March 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 31, 2015 - January 27, 2016	123	$9.24	123	$36,682
January 28, 2016 - February 24, 2016	133	9.62	133	$35,399
February 25, 2016 - March 30, 2016	144	10.23	144	$33,923
Total	400	$9.72	400

(1)	Average price paid per share excludes commissions.

(2)
On March 31, 2015, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 30, 2016, we purchased 400,592 shares of our common stock for an aggregate consideration of approximately $3.9 million, pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1	Form of Long-Term Incentive Program Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

10.2
Written Description of the Denny's Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

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

DENNY'S CORPORATION

Date:	May 2, 2016	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	May 2, 2016	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller