Form 10-Q
period 2016-06-29
DENNYS CORP
filed 2016-08-03
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2016

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

Yes  ☐  No  ☑

 As of August 1, 2016, 74,802,594 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 29, 2016	December 30, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,693	$1,671
Receivables	14,109	16,552
Inventories	2,796	3,117
Assets held for sale	—	931
Prepaid and other current assets	6,894	14,143
Total current assets	30,492	36,414
Property, net of accumulated depreciation of $251,129 and $247,995, respectively	126,075	124,816
Goodwill	33,668	33,454
Intangible assets, net	48,779	46,074
Deferred financing costs, net	2,232	2,529
Deferred income taxes	26,664	29,159
Other noncurrent assets	25,330	24,591
Total assets	$293,240	$297,037

Liabilities
Current liabilities:
Current maturities of capital lease obligations	$3,276	$3,246
Accounts payable	14,289	20,759
Other current liabilities	57,441	77,548
Total current liabilities	75,006	101,553
Long-term liabilities:
Long-term debt, less current maturities	198,000	195,000
Capital lease obligations, less current maturities	20,457	17,499
Liability for insurance claims, less current portion	14,471	15,949
Other noncurrent liabilities	37,963	27,631
Total long-term liabilities	270,891	256,079
Total liabilities	345,897	357,632

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; June 29, 2016: 106,981 shares issued and 76,560 shares outstanding; December 30, 2015: 106,521 shares issued and 76,862 shares outstanding	$1,070	$1,065
Paid-in capital	568,697	565,364
Deficit	(403,843)	(402,245)
Accumulated other comprehensive loss, net of tax	(9,853)	(23,777)
Shareholders’ equity before treasury stock	156,071	140,407
Treasury stock, at cost, 30,421 and 29,659 shares, respectively	(208,728)	(201,002)
Total shareholders' deficit	(52,657)	(60,595)
Total liabilities and shareholders' deficit	$293,240	$297,037
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$89,210	$88,629	$179,596	$174,611
Franchise and license revenue	35,105	34,690	69,361	68,879
Total operating revenue	124,315	123,319	248,957	243,490
Costs of company restaurant sales:
Product costs	21,781	21,876	44,434	43,320
Payroll and benefits	34,088	33,665	68,549	66,869
Occupancy	4,993	4,913	9,793	9,808
Other operating expenses	11,975	11,866	24,172	23,631
Total costs of company restaurant sales	72,837	72,320	146,948	143,628
Costs of franchise and license revenue	10,759	11,216	20,762	22,194
General and administrative expenses	16,206	16,827	33,133	33,763
Depreciation and amortization	5,105	5,314	10,598	10,338
Operating (gains), losses and other charges, net	24,241	228	24,116	836
Total operating costs and expenses, net	129,148	105,905	235,557	210,759
Operating income (loss)	(4,833)	17,414	13,400	32,731
Interest expense, net	3,014	2,264	5,788	4,351
Other nonoperating income, net	(119)	(83)	(92)	(54)
Net income (loss) before income taxes	(7,728)	15,233	7,704	28,434
Provision for income taxes	3,824	5,499	9,302	10,167
Net income (loss)	$(11,552)	$9,734	$(1,598)	$18,267

Basic net income (loss) per share	$(0.15)	$0.12	$(0.02)	$0.22
Diluted net income (loss) per share	$(0.15)	$0.11	$(0.02)	$0.21

Basic weighted average shares outstanding	76,730	83,975	76,895	84,467
Diluted weighted average shares outstanding	76,730	86,080	76,895	86,547

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Net income (loss)	$(11,552)	$9,734	$(1,598)	$18,267
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $2,152, $169, $2,160 and $338	21,825	264	21,838	528
Recognition of unrealized gain (loss) on hedge transactions, net of tax of $(2,057), $2,124, $(5,054) and $963	(3,221)	3,319	(7,914)	1,505
Other comprehensive income	18,604	3,583	13,924	2,033
Total comprehensive income	$7,052	$13,317	$12,326	$20,300

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 30, 2015	106,521	$1,065	(29,659)	$(201,002)	$565,364	$(402,245)	$(23,777)	$(60,595)
Net loss	—	—	—	—	—	(1,598)	—	(1,598)
Other comprehensive income	—	—	—	—	—	—	13,924	13,924
Share-based compensation on equity classified awards	—	—	—	—	2,988	—	—	2,988
Purchase of treasury stock	—	—	(762)	(7,726)	—	—	—	(7,726)
Issuance of common stock for share-based compensation	383	4	—	—	(4)	—	—	—
Exercise of common stock options	77	1	—	—	322	—	—	323
Tax benefit from share-based compensation	—	—	—	—	27	—	—	27
Balance, June 29, 2016	106,981	$1,070	(30,421)	$(208,728)	$568,697	$(403,843)	$(9,853)	$(52,657)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 29, 2016	July 1, 2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,598)	$18,267
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	10,598	10,338
Operating (gains), losses and other charges, net	24,116	836
Amortization of deferred financing costs	296	243
(Gain) loss on early extinguishments of debt	(52)	266
Deferred income tax expense	5,390	6,300
Share-based compensation	3,850	3,564
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	2,455	4,194
Inventories	322	131
Other current assets	7,248	1,012
Other assets	(1,113)	271
Increase (decrease) in liabilities:
Accounts payable	(671)	(337)
Accrued salaries and vacations	(12,730)	(4,092)
Accrued taxes	94	(297)
Other accrued liabilities	(13,405)	(3,136)
Other noncurrent liabilities	(1,975)	(672)
Net cash flows provided by operating activities	22,825	36,888
Cash flows from investing activities:
Capital expenditures	(7,973)	(10,781)
Acquisition of restaurants and real estate	(1,476)	(1,620)
Proceeds from disposition of property	1,883	—
Collections on notes receivable	730	974
Issuance of notes receivable	(637)	(1,000)
Net cash flows used in investing activities	(7,473)	(12,427)
Cash flows from financing activities:
Revolver borrowings	30,000	156,500
Revolver payments	(27,000)	(99,750)
Long-term debt payments	(1,555)	(56,681)
Proceeds from exercise of stock options	323	401
Tax withholding on share-based payments	—	(982)
Tax benefit for share-based compensation	27	553
Deferred financing costs	—	(1,261)
Purchase of treasury stock	(7,764)	(21,190)
Net bank overdrafts	(4,361)	—
Net cash flows used in financing activities	(10,330)	(22,410)
Increase in cash and cash equivalents	5,022	2,051
Cash and cash equivalents at beginning of period	1,671	3,074
Cash and cash equivalents at end of period	$6,693	$5,125

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. At June 29, 2016, the Denny's brand consisted of 1,720 restaurants, 1,558 of which were franchised/licensed restaurants and 162 of which were company operated.

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

Intangibles

ASU 2015-05,"Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement"

Effective December 31, 2015, we adopted, on a prospective basis, ASU 2015-05, which provides guidance about whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with the acquisition of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Accounting Standards to be Adopted

Revenue Recognition
ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)",
ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date",
ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net",
ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" and
ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients"

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

In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance provided in ASU 2014-09 on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance in ASU 2014-09 on licensing and identifying performance obligations. In May 2016, the FASB issued ASU 2016-12, which provides clarifying guidance and adds some practical expedients in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. These three new ASUs must be adopted concurrently with ASU 2014-09. The guidance is not expected to impact the recognition of company restaurant sales or royalties from franchised restaurants. We are currently evaluating the impact this guidance will have on the recognition of other transactions on our consolidated financial statements and related disclosures and have not yet selected a transition method.

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

ASU 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"

In June 2016, the FASB issued ASU 2016-13, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 (our fiscal 2020) with early adoption permitted for annual and interim periods beginning after December 15, 2018 (our fiscal 2019). We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Leases

ASU 2016-02,"Leases (Topic 842)"

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. The guidance will be adopted using a modified retrospective approach. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements, but expect the adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheet.

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

Note 3.     Receivables

Receivables were comprised of the following:

	June 29, 2016	December 30, 2015
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,163	$10,591
Notes receivable from franchisees	1,363	1,352
Vendor receivables	1,438	3,049
Credit card receivables	1,245	1,606
Other	219	251
Allowance for doubtful accounts	(319)	(297)
Total current receivables, net	$14,109	$16,552

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$436	$541

Note 4.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 30, 2015	$33,454
Additions related to acquisition	225
Write-offs and reclassifications associated with the sale of restaurants	(11)
Balance, June 29, 2016	$33,668

Other intangible assets were comprised of the following:

	June 29, 2016		December 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,074	$—	$44,068	$—
Liquor licenses	126	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	3,907	3,800	12,237	12,026
Reacquired franchise rights	5,329	857	2,823	1,154
Intangible assets	$53,436	$4,657	$59,254	$13,180

During the two quarters ended June 29, 2016, we acquired three franchised restaurants for $3.9 million, of which $3.2 million was allocated to reacquired franchise rights, $0.5 million to property and $0.2 million to goodwill. As of June 29, 2016, we recorded a payable of $3.0 million related to these transactions that was settled subsequent to quarter-end. The $8.3 million decrease in gross franchise and license agreements during the two quarters ended June 29, 2016 primarily resulted from the removal of fully amortized agreements.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 29, 2016	December 30, 2015
	(In thousands)
Accrued salaries and vacation	$20,653	$30,549
Accrued insurance, primarily current portion of liability for insurance claims	6,499	7,076
Accrued taxes	7,405	7,311
Accrued advertising	6,066	7,737
Accrued pension	431	9,648
Gift cards	3,964	4,611
Other	12,423	10,616
Other current liabilities	57,441	77,548

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Pension settlement loss	$24,297	$—	$24,297	$—
Losses (gains) on sales of assets and other, net	(43)	2	(687)	(20)
Restructuring charges and exit costs	(13)	181	506	762
Impairment charges	—	45	—	94
Operating (gains), losses and other charges, net	$24,241	$228	$24,116	$836

The pre-tax pension settlement loss of $24.3 million related to the completion of the Pension Plan liquidation during the quarter ended June 29, 2016. See Note 9 for details on the Pension Plan liquidation. Gains on sales of assets and other, net of $0.7 million for the two quarters ended June 29, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Exit costs	$(36)	$87	$115	$540
Severance and other restructuring charges	23	94	391	222
Total restructuring charges and exit costs	$(13)	$181	$506	$762

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 30, 2015	$2,043
Exit costs (1)	115
Payments, net of sublease receipts	(269)
Interest accretion	62
Balance, June 29, 2016	1,951
Less current portion included in other current liabilities	717
Long-term portion included in other noncurrent liabilities	$1,234

(1)	Included as a component of operating (gains), losses and other charges, net.

As of June 29, 2016 and December 30, 2015, we had accrued severance and other restructuring charges of $0.3 million and $0.4 million, respectively. The balance as of June 29, 2016 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of June 29, 2016:
Deferred compensation plan investments (1)	$10,566	$10,566	$—	$—	market approach
Interest rate swaps (2)	(14,628)	—	(14,628)	—	income approach
Total	$(4,062)	$10,566	$(14,628)	$—

Fair value measurements as of December 30, 2015:
Deferred compensation plan investments (1)	$10,159	$10,159	$—	$—	market approach
Interest rate swaps (2)	(1,660)	—	(1,660)	—	income approach
Total	$8,499	$10,159	$(1,660)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 8 for details on the interest rate swaps.

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

Note 8.     Long-Term Debt

Denny's Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $325 million senior secured revolver (with a $30 million letter of credit sublimit). As of June 29, 2016, we had outstanding revolver loans of $198.0 million and outstanding letters of credit under the senior secured revolver of $22.4 million. These balances resulted in availability of $104.6 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.21% and 1.76% as of June 29, 2016 and December 30, 2015, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 2.62% and 2.31% as of June 29, 2016 and December 30, 2015, respectively.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 175 basis points as of June 29, 2016. The maturity date for the credit facility is March 30, 2020.

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

Based on the interest rate as determined by our consolidated leverage ratio in effect as of June 29, 2016, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of June 29, 2016, the fair value of the interest rate swaps was a liability of $14.6 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

We believe that our estimated cash flows from operations for 2016, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Pension Plan:
Service cost	$—	$95	$105	$190
Interest cost	—	746	—	1,492
Expected return on plan assets	—	(877)	—	(1,754)
Amortization of net loss	—	433	—	866
Net periodic benefit cost	$—	$397	$105	$794

Other Defined Benefit Plans:
Interest cost	$23	$27	$46	$54
Amortization of net loss	22	19	43	39
Net periodic benefit cost	$45	$46	$89	$93

During 2014, our Board of Directors approved the termination and liquidation of the Advantica Pension Plan (the "Pension Plan") as of December 31, 2014. During the quarter ended June 29, 2016, we completed the liquidation of the Pension Plan. Accordingly, we made a final contribution of $9.5 million to the Pension Plan. The resulting $67.7 million in Pension Plan assets were used to make lump sum payments and purchase annuity contracts, which are administered by a third-party provider. In addition, during the quarter, we recognized a pre-tax settlement loss of $24.3 million related to the liquidation, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income. See Note 14.

We made no contributions to the Pension Plan during the two quarters ended July 1, 2015. We made contributions of $0.1 million to our other defined benefit plans during both the two quarters ended June 29, 2016 and the two quarters ended July 1, 2015. We expect to contribute $0.1 million to our other defined benefit plans over the remainder of fiscal 2016.

Additional minimum pension liability, net of tax, of $0.9 million and $22.8 million is reported as a component of accumulated other comprehensive loss in our Condensed Consolidated Statement of Shareholders’ Equity as of June 29, 2016 and December 30, 2015, respectively.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Performance share awards	1,688	1,655	$3,422	$3,178
Restricted stock units for board members	214	204	428	386
Total share-based compensation	$1,902	$1,859	$3,850	$3,564

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

During the two quarters ended June 29, 2016, we made payments of $2.5 million in cash and issued 0.4 million shares of common stock related to performance share awards.

As of June 29, 2016, we had approximately $10.0 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 2.0 years.

Restricted Stock Units for Board Members

During the two quarters ended June 29, 2016, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $10.77 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the two quarters ended June 29, 2016, less than 0.1 million deferred stock units were converted into shares of common stock. As of June 29, 2016, we had approximately $0.7 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 0.8 years.

Note 11.     Income Taxes

The effective tax rate was (49.5)% for the quarter and 120.7% year-to-date compared to 36.1% and 35.8%, respectively, for the prior year periods. The 2016 and 2015 year-to-date rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 3.2% and 0.9%, respectively. In addition, the 2016 rates were impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit recognized with the reversal of our valuation allowance in 2011. Excluding the impact of the Pension Plan liquidation, our effective income tax rate would have been 35.8% for the two quarters ended June 29, 2016.

Note 12.     Net Income (Loss) Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands, except for per share amounts)
Net income (loss)	$(11,552)	$9,734	$(1,598)	$18,267

Weighted average shares outstanding - basic	76,730	83,975	76,895	84,467
Effect of dilutive share-based compensation awards	—	2,105	—	2,080
Weighted average shares outstanding - diluted	76,730	86,080	76,895	86,547

Basic net income (loss) per share	$(0.15)	$0.12	$(0.02)	$0.22
Diluted net income (loss) per share	$(0.15)	$0.11	$(0.02)	$0.21

Anti-dilutive share-based compensation awards	2,636	—	2,636	—

Note 13.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 29, 2016	July 1, 2015
	(In thousands)
Income taxes paid, net	$938	$4,160
Interest paid	$5,215	$4,136

Noncash investing and financing activities:
Property acquisition payable	$2,973	$—
Issuance of common stock, pursuant to share-based compensation plans	$3,597	$4,551
Execution of capital leases	$4,623	$1,731
Treasury stock payable	$147	$175

Note 14.     Shareholders' Equity

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

On May 23, 2016, our Board of Directors approved a new share repurchase program authorizing us to repurchase an additional $100 million of our common stock, in addition to repurchases previously authorized. Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the March 2015 repurchase program.

In November 2015, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the "ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo") to repurchase an aggregate of $50 million of our common stock. During 2015, pursuant to the terms of the ASR agreement, we paid $50 million in cash and received approximately 3.5 million shares of our common stock, which represents the minimum number of shares to be delivered based on the cap price. We recorded $36.9 million of treasury stock related to these shares. As of June 29, 2016, the remaining balance of $13.1 million is included as additional paid-in capital in shareholders' equity as an equity forward contract. Subsequent to the end of the quarter ended June 29, 2016, we settled the ASR agreement. See Note 16.

During the two quarters ended June 29, 2016, we repurchased 0.8 million shares of our common stock for approximately $7.7 million. Taking into consideration the above mentioned ASR agreement, this brings the total amount repurchased under the March 2015 repurchase program to 5.4 million shares of our common stock for approximately $69.9 million, leaving $30.1 million of our common stock that can be repurchased under this program as of June 29, 2016.

Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 30, 2015	$(22,764)	$(1,013)	$(23,777)
Net loss	(342)	—	(342)
Amortization of net loss (1)	43	—	43
Settlement loss recognized (2)	24,297	—	24,297
Net change in fair value of derivatives	—	(12,547)	(12,547)
Reclassification of derivatives to interest expense (3)	—	(421)	(421)
Income tax (expense) benefit related to items of other comprehensive loss	(2,160)	5,054	2,894
Balance as of June 29, 2016	(926)	(8,927)	(9,853)

(1)
Before-tax amount related to our Other Defined Benefit Plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the two quarters ended June 29, 2016. See Note 9 for additional details.

(2)
Before-tax amount related to the liquidation of our Pension Plan that was reclassified from accumulated other comprehensive loss and included as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Income during the two quarters ended June 29, 2016. See Note 9 for additional details.

(3)
Amounts reclassified from accumulated other comprehensive loss into income, represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Condensed Consolidated Statements of Income. We expect to reclassify approximately $0.8 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 8 for additional details.

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through June 29, 2016, no events had occurred that caused us to make payments under these guarantees. There were $8.4 million and $8.7 million of loans outstanding under these programs as of June 29, 2016 and December 30, 2015, respectively. As of June 29, 2016, the maximum amounts payable under the lease and loan guarantees were $2.0 million and $1.3 million, respectively. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both June 29, 2016 and December 30, 2015, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.
Note 16.     Subsequent Events

On July 19, 2016, we settled the ASR agreement with Wells Fargo. As a result, we received final delivery of an additional 1.5 million shares of our common stock, bringing the total number of shares repurchased pursuant to the ASR agreement to 5.0 million. The total number of shares repurchased was based on a combined discounted volume-weighted average price (VWAP) of $9.90 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement. In addition, during July 2016, we recorded $13.1 million of treasury stock related to the settlement of the equity forward contract related to the ASR agreement, which was included in shareholders' equity as additional paid-in capital as of June 29, 2016.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of June 29, 2016 and results of operations for the two quarters ended June 29, 2016 as compared to the two quarters ended July 1, 2015. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, such as avian flu, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 30, 2015. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Two Quarters Ended
	June 29, 2016		July 1, 2015		June 29, 2016		July 1, 2015
	(Dollars in thousands)
Revenue:
Company restaurant sales	$89,210	71.8%	$88,629	71.9%	$179,596	72.1%	$174,611	71.7%
Franchise and license revenue	35,105	28.2%	34,690	28.1%	69,361	27.9%	68,879	28.3%
Total operating revenue	124,315	100.0%	123,319	100.0%	248,957	100.0%	243,490	100.0%
Costs of company restaurant sales (a):
Product costs	21,781	24.4%	21,876	24.7%	44,434	24.7%	43,320	24.8%
Payroll and benefits	34,088	38.2%	33,665	38.0%	68,549	38.2%	66,869	38.3%
Occupancy	4,993	5.6%	4,913	5.5%	9,793	5.5%	9,808	5.6%
Other operating expenses	11,975	13.4%	11,866	13.4%	24,172	13.5%	23,631	13.5%
Total costs of company restaurant sales	72,837	81.6%	72,320	81.6%	146,948	81.8%	143,628	82.3%
Costs of franchise and license revenue (a)	10,759	30.6%	11,216	32.3%	20,762	29.9%	22,194	32.2%
General and administrative expenses	16,206	13.0%	16,827	13.6%	33,133	13.3%	33,763	13.9%
Depreciation and amortization	5,105	4.1%	5,314	4.3%	10,598	4.3%	10,338	4.2%
Operating (gains), losses and other charges, net	24,241	19.5%	228	0.2%	24,116	9.7%	836	0.3%
Total operating costs and expenses, net	129,148	103.9%	105,905	85.9%	235,557	94.6%	210,759	86.6%
Operating income (loss)	(4,833)	(3.9)%	17,414	14.1%	13,400	5.4%	32,731	13.4%
Interest expense, net	3,014	2.4%	2,264	1.8%	5,788	2.3%	4,351	1.8%
Other nonoperating income, net	(119)	(0.1)%	(83)	(0.1)%	(92)	0.0%	(54)	0.0%
Net income (loss) before income taxes	(7,728)	(6.2)%	15,233	12.4%	7,704	3.1%	28,434	11.7%
Provision for income taxes	3,824	3.1%	5,499	4.5%	9,302	3.7%	10,167	4.2%
Net income (loss)	$(11,552)	(9.3)%	$9,734	7.9%	$(1,598)	(0.6)%	$18,267	7.5%

Other Data:
Company average unit sales	$562		$559		$1,116		$1,097
Franchise average unit sales	$390		$393		$778		$774
Company equivalent units (b)	159		158		161		159
Franchise equivalent units (b)	1,555		1,536		1,551		1,536
Company same-store sales increase (decrease) (c)(d)	(0.1)%		7.9%		1.7%		7.7%
Domestic franchise same-store sales increase (decrease) (c)(d)	(0.5)%		7.2%		0.9%		7.2%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2016 comparable units.

Unit Activity

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
Company restaurants, beginning of period	162	160	164	161
Units opened	—	—	1	—
Units acquired from franchisees	2	1	3	1
Units sold to franchisees	(2)	—	(6)	—
Units closed	—	(1)	—	(2)
End of period	162	160	162	160

Franchised and licensed restaurants, beginning of period	1,551	1,534	1,546	1,541
Units opened	13	13	24	22
Units purchased from Company	2	—	6	—
Units acquired by Company	(2)	(1)	(3)	(1)
Units closed	(6)	(10)	(15)	(26)
End of period	1,558	1,536	1,558	1,536
Total restaurants, end of period	1,720	1,696	1,720	1,696

Company Restaurant Operations

During the quarter ended June 29, 2016, company restaurant sales increased $0.6 million, or 0.7%, primarily resulting from a slight equivalent unit increase in company restaurants as compared to the prior year period. Company same-store sales decreased 0.1% during the current quarter. During the two quarters ended June 29, 2016, company restaurant sales increased $5.0 million, or 2.9%, primarily resulting from a 1.7% increase in company same-store sales.

Total costs of company restaurant sales as a percentage of company restaurant sales remained flat at 81.6% for the quarter and decreased to 81.8% year-to-date from 82.3% in the prior year.

Product costs were 24.4% for the quarter and 24.7% year-to-date compared to 24.7% and 24.8%, respectively, in the prior year. These decreases were primarily due to the leverage gained from pricing increases.

Payroll and benefits were 38.2% for the quarter and 38.2% year-to-date compared to 38.0% and 38.3%, respectively, in the prior year. The increase for the quarter was primarily due to a 1.2 percentage point increase in labor costs and a 0.7 percentage point increase in group insurance, partially offset by a 1.1 percentage point decrease in incentive compensation and a 0.6 percentage point decrease in workers' compensation costs. The year-to-date decrease was primarily due to a 0.9 percentage point decrease in incentive compensation and a 0.6 percentage point decrease in workers' compensation costs, partially offset by a 1.0 percentage point increase in labor costs and a 0.4 percentage point increase in group insurance. Contributing to the increase in labor costs was the impact of the California Paid Sick Leave law, which became effective in July 2015.

Occupancy costs essentially remained flat at 5.6% for the quarter and 5.5% year-to-date from 5.5% and 5.6%, respectively, in the prior year.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 29, 2016		July 1, 2015		June 29, 2016		July 1, 2015
	(Dollars in thousands)
Utilities	$2,852	3.2%	$3,132	3.5%	$5,803	3.2%	$6,308	3.6%
Repairs and maintenance	1,732	1.9%	1,497	1.7%	3,334	1.9%	2,947	1.7%
Marketing	3,381	3.8%	3,258	3.7%	6,623	3.7%	6,465	3.7%
Other direct costs	4,010	4.5%	3,979	4.5%	8,412	4.7%	7,911	4.5%
Other operating expenses	$11,975	13.4%	$11,866	13.4%	$24,172	13.5%	$23,631	13.5%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 29, 2016		July 1, 2015		June 29, 2016		July 1, 2015
	(Dollars in thousands)
Royalties	$24,511	69.8%	$23,774	68.5%	$48,655	70.1%	$46,937	68.1%
Initial fees	798	2.3%	656	1.9%	1,324	1.9%	1,101	1.6%
Occupancy revenue	9,796	27.9%	10,260	29.6%	19,382	28.0%	20,841	30.3%
Franchise and license revenue	$35,105	100.0%	$34,690	100.0%	$69,361	100.0%	$68,879	100.0%

Occupancy costs	$7,287	20.8%	$7,733	22.3%	$14,350	20.7%	$15,624	22.7%
Other direct costs	3,472	9.9%	3,483	10.0%	6,412	9.2%	6,570	9.5%
Costs of franchise and license revenue	$10,759	30.6%	$11,216	32.3%	$20,762	29.9%	$22,194	32.2%

During the quarter ended June 29, 2016, royalties increased $0.7 million, or 3.1%, primarily resulting from a 19 equivalent unit increase in franchised and licensed restaurants and a higher average royalty rate as compared to the prior year period, partially offset by the effects of a 0.5% decrease in domestic same-store sales. During the two quarters ended June 29, 2016, royalties increased $1.7 million, or 3.7%, primarily resulting from a 15 equivalent unit increase in franchised and licensed restaurants and a 0.9% increase in domestic same-store sales as compared to the prior year period. Initial fees increased $0.1 million for the quarter and $0.2 million year-to-date as a higher number of restaurants were sold to franchisees during the current year periods. The decrease in occupancy revenue of $0.5 million, or 4.5%, for the quarter and $1.5 million, or 7.0%, year-to-date was primarily the result of lease expirations.

Costs of franchise and license revenue decreased $0.5 million, or 4.1%, for the quarter and decreased $1.4 million, or 6.5%, year-to-date. Occupancy costs decreased $0.4 million, or 5.8%, for the quarter and $1.3 million, or 8.2%, year-to-date primarily resulting from lease expirations. Other direct costs were flat for the quarter and decreased $0.2 million, or 2.4%, year-to-date primarily due to decreased franchise administrative expenses. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 30.6% for the quarter from 32.3% for the prior year quarter and decreased to 29.9% year-to-date from 32.2% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Share-based compensation	$1,902	$1,859	$3,850	$3,564
Other general and administrative expenses	14,304	14,968	29,283	30,199
Total general and administrative expenses	$16,206	$16,827	$33,133	$33,763

Other general and administrative expenses decreased by $0.7 million for the quarter and $0.9 million year-to-date primarily resulting from decreases in incentive compensation of $1.0 million and $1.4 million, respectively.

Depreciation and amortization was comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Depreciation of property and equipment	$3,928	$4,140	$8,279	$7,924
Amortization of capital lease assets	862	831	1,688	1,707
Amortization of intangible and other assets	315	343	631	707
Total depreciation and amortization expense	$5,105	$5,314	$10,598	$10,338

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Pension settlement loss	$24,297	$—	$24,297	$—
Losses (gains) on sales of assets and other, net	$(43)	$2	$(687)	$(20)
Restructuring charges and exit costs	(13)	181	506	762
Impairment charges	—	45	—	94
Operating (gains), losses and other charges, net	$24,241	$228	$24,116	$836

The pre-tax pension settlement loss of $24.3 million related to the completion of the Pension Plan liquidation during the quarter ended June 29, 2016. See Note 9 for details on the Pension Plan liquidation. Gains on sales of assets and other, net of $0.7 million for the two quarters ended June 29, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Exit costs	$(36)	$87	$115	$540
Severance and other restructuring charges	23	94	391	222
Total restructuring and exit costs	$(13)	$181	$506	$762

Operating income (loss) was a loss of $4.8 million for the quarter and income of $13.4 million year-to-date compared with income of $17.4 million and $32.7 million, respectively, for the prior year periods. The current year periods were significantly impacted by the $24.3 million pre-tax settlement loss related to the Pension Plan liquidation.

Interest expense, net was comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
	(In thousands)
Interest on credit facilities	$1,148	$619	$2,194	$1,388
Interest on interest rate swaps	209	287	421	294
Interest on capital lease liabilities	1,107	845	2,102	1,603
Letters of credit and other fees	313	286	591	614
Interest income	(14)	(17)	(27)	(34)
Total cash interest	2,763	2,020	5,281	3,865
Amortization of deferred financing costs	148	123	296	243
Interest accretion on other liabilities	103	121	211	243
Total interest expense, net	$3,014	$2,264	$5,788	$4,351

Interest expense, net increased by $0.8 million for the quarter and $1.4 million year-to-date primarily due to the increased balance of our credit facility and an increase in capital leases.

The provision for income taxes was $3.8 million for the quarter and $9.3 million for the two quarters ended June 29, 2016 compared to $5.5 million for the quarter and $10.2 million for the two quarters ended July 1, 2015. The effective tax rate was (49.5)% for the quarter and 120.7% year-to-date compared to 36.1% and 35.8%, respectively, for the prior year periods. The 2016 and 2015 year-to-date rates benefited from state jobs tax credits claimed for the prior year's hiring activity of 3.2% and 0.9%, respectively. In addition, the 2016 rates were impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit recognized with the reversal of our valuation allowance in 2011. Excluding the impact of the Pension Plan liquidation, our effective income tax rate would have been 36.0% for the quarter and 35.8% for the two quarters ended June 29, 2016. We expect the 2016 fiscal year effective tax rate to be between 33% and 37% excluding the impact of the Pension Plan liquidation. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income (loss) was a loss of $11.6 million for the quarter and a loss of $1.6 million year-to-date compared with income of $9.7 million and $18.3 million, respectively, for the prior year periods. The current year periods were significantly impacted by the $24.3 million pre-tax settlement loss related to the Pension Plan liquidation.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 29, 2016	July 1, 2015
	(In thousands)
Net cash provided by operating activities	$22,825	$36,888
Net cash used in investing activities	(7,473)	(12,427)
Net cash used in financing activities	(10,330)	(22,410)
Increase in cash and cash equivalents	$5,022	$2,051

Net cash flows provided by operating activities were $22.8 million for the two quarters ended June 29, 2016 compared to $36.9 million for the two quarters ended July 1, 2015. The decrease in cash flows provided by operating activities is primarily due to the payout of accrued incentive compensation and the funding of our pension liability during the two quarters ended June 29, 2016. We believe that our estimated cash flows from operations for 2016, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $7.5 million for the two quarters ended June 29, 2016. These cash flows include capital expenditures of $8.0 million and restaurant acquisition costs of $1.5 million. The restaurant acquisition costs include $0.9 million for a franchised restaurant reacquired during the first quarter of 2016 and the payment of $0.6 million for a franchised restaurant that was reacquired during 2015. These costs were partially offset by proceeds from asset sales of $1.9 million related to restaurants sold to franchisees. In addition to these investing cash flows, we recorded a payable of $3.0 million that was funded the day after quarter-end related to the acquisition of two franchised restaurants which closed on the last day of the quarter.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 29, 2016	July 1, 2015
	(In thousands)
Facilities	$3,064	$3,832
New construction	1,529	690
Remodeling	2,688	5,501
Information technology	385	466
Other	307	292
Capital expenditures	$7,973	$10,781

Capital expenditures for fiscal 2016 are expected to be approximately $29 to $31 million, including the acquisition of seven franchised restaurants, the completion of approximately 25 remodels at company restaurants, the opening of one new company restaurant, and the scrape and rebuild of a company restaurant. During the two quarters ended June 29, 2016, we remodeled six company restaurants.

Cash flows used in financing activities were $10.3 million for the two quarters ended June 29, 2016, which included cash payments for stock repurchases of $7.8 million and accounts payable funding of $4.4 million, partially offset by net long-term debt borrowings of $1.4 million.

Our working capital deficit was $44.5 million at June 29, 2016 compared to $65.1 million at December 30, 2015. The decrease in working capital deficit was primarily related to the payout of accrued incentive compensation and the funding of our pension liability during the two quarters ended June 29, 2016. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of June 29, 2016, we had outstanding revolver loans of $198.0 million and outstanding letters of credit under the senior secured revolver of $22.4 million. These balances resulted in availability of $104.6 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.21% as of June 29, 2016. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 2.62% as of June 29, 2016.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 175 basis points as of June 29, 2016. The maturity date for the credit facility is March 30, 2020.

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

Based on the interest rate as determined by our consolidated leverage ratio in effect as of June 29, 2016, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of June 29, 2016, the fair value of the interest rate swaps was a liability of $14.6 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our condensed consolidated financial statements set forth in Part I of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative market risks since the prior reporting period.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to our condensed consolidated financial statements set forth in Part I of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended June 29, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
March 31, 2016 - April 27, 2016	108	$10.16	108	$32,825
April 28, 2016 - May 25, 2016	125	10.56	125	$131,501
May 26, 2016 - June 29, 2016	129	10.88	129	$130,100
Total	362	$10.55	362

(1)	Average price paid per share excludes commissions.

(2)
On March 31, 2015, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 29, 2016, we purchased 361,567 shares of our common stock for an aggregate consideration of approximately $3.8 million, pursuant to the share repurchase program.

(3)
On May 23, 2016, our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the March 31, 2015 repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1
Second Amendment to Second Amended and Restated Credit Agreement dated April 8, 2016 among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders.

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

DENNY'S CORPORATION

Date:	August 3, 2016	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	August 3, 2016	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller