Form 10-Q
period 2016-09-28
DENNYS CORP
filed 2016-11-01
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2016

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

Yes  ☐  No  ☑

 As of October 28, 2016, 73,366,890 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 28, 2016	December 30, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,526	$1,671
Receivables	14,175	16,552
Inventories	3,009	3,117
Assets held for sale	—	931
Prepaid and other current assets	7,170	14,143
Total current assets	25,880	36,414
Property, net of accumulated depreciation of $252,981 and $247,995, respectively	131,537	124,816
Goodwill	35,270	33,454
Intangible assets, net	53,897	46,074
Deferred financing costs, net	2,084	2,529
Deferred income taxes	23,083	29,159
Other noncurrent assets	25,981	24,591
Total assets	$297,732	$297,037

Liabilities
Current liabilities:
Current maturities of capital lease obligations	$3,311	$3,246
Accounts payable	14,877	20,759
Other current liabilities	55,745	77,548
Total current liabilities	73,933	101,553
Long-term liabilities:
Long-term debt, less current maturities	203,000	195,000
Capital lease obligations, less current maturities	22,227	17,499
Liability for insurance claims, less current portion	14,139	15,949
Other noncurrent liabilities	38,185	27,631
Total long-term liabilities	277,551	256,079
Total liabilities	351,484	357,632

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; September 28, 2016: 107,020 shares issued and 73,977 shares outstanding; December 30, 2015: 106,521 shares issued and 76,862 shares outstanding	$1,070	$1,065
Paid-in capital	582,864	565,364
Deficit	(394,117)	(402,245)
Accumulated other comprehensive loss, net of tax	(9,808)	(23,777)
Shareholders’ equity before treasury stock	180,009	140,407
Treasury stock, at cost, 33,043 and 29,659 shares, respectively	(233,761)	(201,002)
Total shareholders' deficit	(53,752)	(60,595)
Total liabilities and shareholders' deficit	$297,732	$297,037
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$93,122	$89,279	$272,718	$263,890
Franchise and license revenue	35,264	34,499	104,625	103,378
Total operating revenue	128,386	123,778	377,343	367,268
Costs of company restaurant sales:
Product costs	22,819	23,289	67,253	66,609
Payroll and benefits	35,999	34,249	104,548	101,118
Occupancy	4,928	5,164	14,721	14,972
Other operating expenses	13,372	12,388	37,544	36,019
Total costs of company restaurant sales	77,118	75,090	224,066	218,718
Costs of franchise and license revenue	10,275	10,649	31,037	32,843
General and administrative expenses	17,558	16,008	50,691	49,771
Depreciation and amortization	5,609	5,422	16,207	15,760
Operating (gains), losses and other charges, net	249	886	24,365	1,722
Total operating costs and expenses, net	110,809	108,055	346,366	318,814
Operating income	17,577	15,723	30,977	48,454
Interest expense, net	3,117	2,327	8,905	6,678
Other nonoperating (income) expense, net	(543)	592	(635)	538
Net income before income taxes	15,003	12,804	22,707	41,238
Provision for income taxes	5,277	3,854	14,579	14,021
Net income	$9,726	$8,950	$8,128	$27,217

Basic net income per share	$0.13	$0.11	$0.11	$0.32
Diluted net income per share	$0.13	$0.11	$0.10	$0.32

Basic weighted average shares outstanding	74,851	82,923	76,214	83,952
Diluted weighted average shares outstanding	76,791	85,056	78,052	86,067

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Net income	$9,726	$8,950	$8,128	$27,217
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $8, $169, $2,168 and $507	13	265	21,851	793
Recognition of unrealized gain (loss) on hedge transactions, net of tax of $20, $(2,266), $(5,034) and $(1,303)	32	(3,542)	(7,882)	(2,037)
Other comprehensive income (loss)	45	(3,277)	13,969	(1,244)
Total comprehensive income	$9,771	$5,673	$22,097	$25,973

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 30, 2015	106,521	$1,065	(29,659)	$(201,002)	$565,364	$(402,245)	$(23,777)	$(60,595)
Net income	—	—	—	—	—	8,128	—	8,128
Other comprehensive income	—	—	—	—	—	—	13,969	13,969
Share-based compensation on equity classified awards	—	—	—	—	4,212	—	—	4,212
Purchase of treasury stock	—	—	(1,866)	(19,648)	—	—	—	(19,648)
Equity forward contract settlement	—	—	(1,518)	(13,111)	13,111	—	—	—
Issuance of common stock for share-based compensation	383	4	—	—	(4)	—	—	—
Exercise of common stock options	116	1	—	—	491	—	—	492
Tax expense from share-based compensation	—	—	—	—	(310)	—	—	(310)
Balance, September 28, 2016	107,020	$1,070	(33,043)	$(233,761)	$582,864	$(394,117)	$(9,808)	$(53,752)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters Ended
	September 28, 2016	September 30, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$8,128	$27,217
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	16,207	15,760
Operating (gains), losses and other charges, net	24,365	1,722
Amortization of deferred financing costs	445	366
(Gain) loss on early extinguishments of debt	(3)	260
Deferred income tax expense	8,942	9,013
Share-based compensation	5,625	5,505
Tax expense from share-based compensation	(310)	—
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	2,582	4,626
Inventories	108	44
Other current assets	6,972	(358)
Other assets	(1,800)	726
Increase (decrease) in liabilities:
Accounts payable	(83)	1,134
Accrued salaries and vacations	(11,006)	(2,278)
Accrued taxes	1,647	1,389
Other accrued liabilities	(16,627)	(6,655)
Other noncurrent liabilities	(2,060)	(1,544)
Net cash flows provided by operating activities	43,132	56,927
Cash flows from investing activities:
Capital expenditures	(14,615)	(18,432)
Acquisition of restaurants and real estate	(12,956)	(2,330)
Proceeds from disposition of property	1,921	—
Collections on notes receivable	1,151	1,359
Issuance of notes receivable	(1,394)	(1,151)
Net cash flows used in investing activities	(25,893)	(20,554)
Cash flows from financing activities:
Revolver borrowings	38,000	167,500
Revolver payments	(30,000)	(102,750)
Long-term debt payments	(2,378)	(57,486)
Proceeds from exercise of stock options	492	471
Tax withholding on share-based payments	—	(982)
Tax benefit from share-based compensation	—	976
Deferred financing costs	—	(1,265)
Purchase of treasury stock	(19,137)	(37,310)
Net bank overdrafts	(4,361)	—
Net cash flows used in financing activities	(17,384)	(30,846)
Increase (decrease) in cash and cash equivalents	(145)	5,527
Cash and cash equivalents at beginning of period	1,671	3,074
Cash and cash equivalents at end of period	$1,526	$8,601

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. At September 28, 2016, the Denny's brand consisted of 1,728 restaurants, 1,560 of which were franchised/licensed restaurants and 168 of which were company operated.

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

Financial Instruments

ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"

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

ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"

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

Statement of Cash Flows

ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)"

In August 2016, the FASB issued ASU 2016-15, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018) with early adoption permitted. The guidance is to be applied using a retrospective transition method to each period presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	September 28, 2016	December 30, 2015
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,064	$10,591
Notes receivable from franchisees	1,557	1,352
Vendor receivables	1,454	3,049
Credit card receivables	1,141	1,606
Other	239	251
Allowance for doubtful accounts	(280)	(297)
Total current receivables, net	$14,175	$16,552

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$579	$541

Note 4.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 30, 2015	$33,454
Additions related to acquisition	1,827
Write-offs and reclassifications associated with the sale of restaurants	(11)
Balance, September 28, 2016	$35,270

Other intangible assets were comprised of the following:

	September 28, 2016		December 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,077	$—	$44,068	$—
Liquor licenses	166	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	3,765	3,712	12,237	12,026
Reacquired franchise rights	10,496	895	2,823	1,154
Intangible assets	$58,504	$4,607	$59,254	$13,180

During the three quarters ended September 28, 2016, we acquired nine franchised restaurants for $12.4 million, of which $8.5 million was allocated to reacquired franchise rights, $2.0 million to property and $1.8 million to goodwill. The $8.5 million decrease in gross franchise and license agreements during the three quarters ended September 28, 2016 primarily resulted from the removal of fully amortized agreements.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	September 28, 2016	December 30, 2015
	(In thousands)
Accrued salaries and vacation	$22,871	$30,549
Accrued insurance, primarily current portion of liability for insurance claims	6,545	7,076
Accrued taxes	8,958	7,311
Accrued advertising	3,919	7,737
Accrued pension	355	9,648
Gift cards	3,923	4,611
Other	9,174	10,616
Other current liabilities	$55,745	$77,548

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Pension settlement loss	$—	$—	$24,297	$—
Gains on sales of assets and other, net	(77)	(23)	(764)	(43)
Restructuring charges and exit costs	326	332	832	1,094
Impairment charges	—	577	—	671
Operating (gains), losses and other charges, net	$249	$886	$24,365	$1,722

The pre-tax pension settlement loss of $24.3 million related to the completion of the Pension Plan liquidation during the three quarters ended September 28, 2016. See Note 9 for details on the Pension Plan liquidation. Gains on sales of assets and other, net of $0.8 million for the three quarters ended September 28, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Exit costs	$154	$43	$269	$583
Severance and other restructuring charges	172	289	563	511
Total restructuring charges and exit costs	$326	$332	$832	$1,094

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 30, 2015	$2,043
Exit costs (1)	269
Payments, net of sublease receipts	(378)
Interest accretion	91
Balance, September 28, 2016	2,025
Less current portion included in other current liabilities	748
Long-term portion included in other noncurrent liabilities	$1,277

(1)	Included as a component of operating (gains), losses and other charges, net.

As of September 28, 2016 and December 30, 2015, we had accrued severance and other restructuring charges of $0.3 million and $0.4 million, respectively. The balance as of September 28, 2016 is expected to be paid during the next 12 months.

Impairment charges of $0.7 million for the three quarters ended September 30, 2015 resulted primarily from the impairment of a restaurant identified as assets held for sale.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of September 28, 2016:
Deferred compensation plan investments (1)	$10,925	$10,925	$—	$—	market approach
Interest rate swaps (2)	(14,577)	—	(14,577)	—	income approach
Total	$(3,652)	$10,925	$(14,577)	$—

Fair value measurements as of December 30, 2015:
Deferred compensation plan investments (1)	$10,159	$10,159	$—	$—	market approach
Interest rate swaps (2)	(1,660)	—	(1,660)	—	income approach
Total	$8,499	$10,159	$(1,660)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

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

Note 8.     Long-Term Debt

Denny's Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $325 million senior secured revolver (with a $30 million letter of credit sublimit). As of September 28, 2016, we had outstanding revolver loans of $203.0 million and outstanding letters of credit under the senior secured revolver of $22.4 million. These balances resulted in availability of $99.6 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.28% and 1.76% as of September 28, 2016 and December 30, 2015, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 2.63% and 2.31% as of September 28, 2016 and December 30, 2015, respectively.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 175 basis points as of September 28, 2016. The maturity date for the credit facility is March 30, 2020.

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

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional debt obligations.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of September 28, 2016, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of September 28, 2016, the fair value of the interest rate swaps was a liability of $14.6 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

We believe that our estimated cash flows from operations for 2016, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Note 9.     Defined Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Pension Plan:
Service cost	$—	$95	$105	$285
Interest cost	—	745	—	2,237
Expected return on plan assets	—	(877)	—	(2,631)
Amortization of net loss	—	434	—	1,300
Net periodic benefit cost	$—	$397	$105	$1,191

Other Defined Benefit Plans:
Interest cost	$23	$26	$69	$80
Amortization of net loss	21	20	64	59
Net periodic benefit cost	$44	$46	$133	$139

During 2014, our Board of Directors approved the termination and liquidation of the Advantica Pension Plan (the "Pension Plan") as of December 31, 2014. During the three quarters ended September 28, 2016, we completed the liquidation of the Pension Plan. Accordingly, we made a final contribution of $9.5 million to the Pension Plan. The resulting $67.7 million in Pension Plan assets were used to make lump sum payments and purchase annuity contracts, which are administered by a third-party provider. In addition, during the three quarters ended September 28, 2016, we recognized a pre-tax settlement loss of $24.3 million related to the liquidation, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income. See Note 14. We made no contributions to the Pension Plan during the three quarters ended September 30, 2015.

We made contributions of $0.1 million to our other defined benefit plans during both the three quarters ended September 28, 2016 and the three quarters ended September 30, 2015. We expect to contribute less than $0.1 million to our other defined benefit plans over the remainder of fiscal 2016.

Additional minimum pension liability, net of tax, of $0.9 million and $22.8 million is reported as a component of accumulated other comprehensive loss in our Condensed Consolidated Statement of Shareholders’ Equity as of September 28, 2016 and December 30, 2015, respectively.

Note 10.     Share-Based Compensation

Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Performance share awards	$1,862	$1,727	$5,284	$4,905
Restricted stock units for board members	(87)	214	341	600
Total share-based compensation	$1,775	$1,941	$5,625	$5,505

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

During the three quarters ended September 28, 2016, we made payments of $2.5 million in cash and issued 0.4 million shares of common stock related to performance share awards.

As of September 28, 2016, we had approximately $8.6 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 1.8 years.

Restricted Stock Units for Board Members

During the quarter ended June 29, 2016, we granted approximately 0.1 million deferred stock units (DSUs) (which are equity classified) with a weighted average grant date fair value of $10.77 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the quarter ended September 28, 2016 these awards were subsequently canceled and rescinded and replacement awards were issued. Directors who had previously elected a one-year conversion of the 2016 award received a replacement cash award. The total replacement cash award was $0.5 million and is liability classified. Directors who had previously elected conversion of the 2016 award at a later date received a replacement DSU award, which is equity classified and has a three year vesting term. The total replacement DSU award was less than 0.1 million DSUs with a weighted average grant date fair value of $10.77 per unit. During the three quarters ended September 28, 2016, less than 0.1 million DSUs were converted into shares of common stock. As of September 28, 2016, we had approximately $0.3 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 2.6 years.

Note 11.     Income Taxes

The effective tax rate was 35.2% for the quarter and 64.2% year-to-date compared to 30.1% and 34.0%, respectively, for the prior year periods. For the 2016 periods, the difference in the overall effective rate from the U.S. statutory rate was primarily due to the Pension Plan liquidation, foreign tax credits and certain discrete items. During the three quarters ended September 28, 2016, we amended prior years’ U.S. tax returns in order to maximize a foreign tax credit in lieu of a foreign tax deduction. This created a benefit to the effective tax rate of 4.8% for the quarter and 4.6% year-to-date. In addition, during the three quarters ended September 28, 2016, certain discrete items created an increase to the effective tax rate of 4.3% for the quarter and 4.7% year-to-date.

In addition to the items noted above, the 2016 year-to-date rate was also impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit in connection with the reversal of our valuation allowance in 2011. Excluding the impact of the Pension Plan liquidation, our effective income tax rate would have been 35.6% for the three quarters ended September 28, 2016.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands, except for per share amounts)
Net income	$9,726	$8,950	$8,128	$27,217

Weighted average shares outstanding - basic	74,851	82,923	76,214	83,952
Effect of dilutive share-based compensation awards	1,940	2,133	1,838	2,115
Weighted average shares outstanding - diluted	76,791	85,056	78,052	86,067

Basic net income per share	$0.13	$0.11	$0.11	$0.32
Diluted net income per share	$0.13	$0.11	$0.10	$0.32

Anti-dilutive share-based compensation awards	—	—	—	—

Note 13.     Supplemental Cash Flow Information

	Three Quarters Ended
	September 28, 2016	September 30, 2015
	(In thousands)
Income taxes paid, net	$1,140	$4,916
Interest paid	$8,197	$6,102

Noncash investing and financing activities:
Property acquisition payable	$—	$615
Issuance of common stock, pursuant to share-based compensation plans	$3,597	$4,551
Execution of capital leases	$7,180	$3,635
Treasury stock payable	$695	$1,785

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

In May 2016, our Board of Directors approved a new share repurchase program authorizing us to repurchase an additional $100 million of our common stock, in addition to repurchases previously authorized. Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the March 2015 repurchase program.

In November 2015, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the "ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo") to repurchase an aggregate of $50 million of our common stock. During 2015, pursuant to the terms of the ASR agreement, we paid $50 million in cash and received approximately 3.5 million shares of our common stock, which represents the minimum number of shares to be delivered based on the cap price. We recorded $36.9 million of treasury stock related to these shares. During the quarter ended September 28, 2016, we settled the ASR agreement with Wells Fargo. As a result, we received final delivery of an additional 1.5 million shares of our common stock, bringing the total number of shares repurchased pursuant to the ASR agreement to 5.0 million. The total number of shares repurchased was based on a combined discounted volume-weighted average price (VWAP) of $9.90 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement. During July 2016, we recorded $13.1 million of treasury stock related to the settlement of the equity forward contract related to the ASR agreement.

In addition to the settlement of the ASR agreement, during the three quarters ended September 28, 2016, we repurchased 1.9 million shares of our common stock for approximately $19.6 million. This brings the total amount repurchased under the March 2015 repurchase program to 8.0 million shares of our common stock for approximately $81.8 million, leaving approximately $18.2 million of our common stock that can be repurchased under this program as of September 28, 2016. Additionally, under the May 2016 repurchase program, we are also authorized to repurchase up to $100 million of our common stock as of September 28, 2016.

Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 30, 2015	$(22,764)	$(1,013)	$(23,777)
Net loss	(342)	—	(342)
Amortization of net loss (1)	64	—	64
Settlement loss recognized (2)	24,297	—	24,297
Net change in fair value of derivatives	—	(12,302)	(12,302)
Reclassification of derivatives to interest expense (3)	—	(614)	(614)
Income tax (expense) benefit related to items of other comprehensive loss	(2,168)	5,034	2,866
Balance as of September 28, 2016	$(913)	$(8,895)	$(9,808)

(1)
Before-tax amount related to our Other Defined Benefit Plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the three quarters ended September 28, 2016. See Note 9 for additional details.

(2)
Before-tax amount related to the liquidation of our Pension Plan that was reclassified from accumulated other comprehensive loss and included as a component of operating (gains), losses and other charges, net in our Condensed Consolidated Statements of Income during the three quarters ended September 28, 2016. See Note 9 for additional details.

(3)
Amounts reclassified from accumulated other comprehensive loss into income, represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Condensed Consolidated Statements of Income. We expect to reclassify approximately $0.7 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 8 for additional details.

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee leases and loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through September 28, 2016, no events had occurred that caused us to make payments under these guarantees. There were $8.3 million and $8.7 million of loans outstanding under these programs as of September 28, 2016 and December 30, 2015, respectively. As of September 28, 2016, the maximum amounts payable under the lease and loan guarantees were $2.0 million and $1.2 million, respectively. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both September 28, 2016 and December 30, 2015, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion is intended to highlight significant changes in our financial position as of September 28, 2016 and results of operations for the quarter and three quarters ended September 28, 2016 as compared to the quarter and three quarters ended September 30, 2015. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made, involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. Such factors include, among others: competitive pressures from within the restaurant industry; the level of success of our operating initiatives and advertising and promotional efforts; adverse publicity; health concerns arising from food-related pandemics, outbreaks of flu viruses, such as avian flu, or other diseases; changes in business strategy or development plans; terms and availability of capital; regional weather conditions; overall changes in the general economy (including with regard to energy costs), particularly at the retail level; political environment (including acts of war and terrorism); and other factors included in the discussion below, or in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors, contained in our Annual Report on Form 10-K for the year ended December 30, 2015. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended				Three Quarters Ended
	September 28, 2016		September 30, 2015		September 28, 2016		September 30, 2015
	(Dollars in thousands)
Revenue:
Company restaurant sales	$93,122	72.5%	$89,279	72.1%	$272,718	72.3%	$263,890	71.9%
Franchise and license revenue	35,264	27.5%	34,499	27.9%	104,625	27.7%	103,378	28.1%
Total operating revenue	128,386	100.0%	123,778	100.0%	377,343	100.0%	367,268	100.0%
Costs of company restaurant sales (a):
Product costs	22,819	24.5%	23,289	26.1%	67,253	24.7%	66,609	25.2%
Payroll and benefits	35,999	38.7%	34,249	38.4%	104,548	38.3%	101,118	38.3%
Occupancy	4,928	5.3%	5,164	5.8%	14,721	5.4%	14,972	5.7%
Other operating expenses	13,372	14.4%	12,388	13.9%	37,544	13.8%	36,019	13.6%
Total costs of company restaurant sales	77,118	82.8%	75,090	84.1%	224,066	82.2%	218,718	82.9%
Costs of franchise and license revenue (a)	10,275	29.1%	10,649	30.9%	31,037	29.7%	32,843	31.8%
General and administrative expenses	17,558	13.7%	16,008	12.9%	50,691	13.4%	49,771	13.6%
Depreciation and amortization	5,609	4.4%	5,422	4.4%	16,207	4.3%	15,760	4.3%
Operating (gains), losses and other charges, net	249	0.2%	886	0.7%	24,365	6.5%	1,722	0.5%
Total operating costs and expenses, net	110,809	86.3%	108,055	87.3%	346,366	91.8%	318,814	86.8%
Operating income	17,577	13.7%	15,723	12.7%	30,977	8.2%	48,454	13.2%
Interest expense, net	3,117	2.4%	2,327	1.9%	8,905	2.4%	6,678	1.8%
Other nonoperating (income) expense, net	(543)	(0.4)%	592	0.5%	(635)	(0.2)%	538	0.1%
Net income before income taxes	15,003	11.7%	12,804	10.3%	22,707	6.0%	41,238	11.2%
Provision for income taxes	5,277	4.1%	3,854	3.1%	14,579	3.9%	14,021	3.8%
Net income	$9,726	7.6%	$8,950	7.2%	$8,128	2.2%	$27,217	7.4%

Other Data:
Company average unit sales	$573		$563		$1,689		$1,660
Franchise average unit sales	$396		$393		$1,174		$1,167
Company equivalent units (b)	163		159		161		159
Franchise equivalent units (b)	1,560		1,536		1,554		1,536
Company same-store sales increase (c)(d)	1.0%		7.0%		1.5%		7.5%
Domestic franchise same-store sales increase (c)(d)	1.0%		5.9%		0.9%		6.7%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2016 comparable units.

Unit Activity

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
Company restaurants, beginning of period	162	160	164	161
Units opened	—	—	1	—
Units acquired from franchisees	6	1	9	2
Units sold to franchisees	—	—	(6)	—
Units closed	—	—	—	(2)
End of period	168	161	168	161

Franchised and licensed restaurants, beginning of period	1,558	1,536	1,546	1,541
Units opened	13	9	37	31
Units purchased from Company	—	—	6	—
Units acquired by Company	(6)	(1)	(9)	(2)
Units closed	(5)	(5)	(20)	(31)
End of period	1,560	1,539	1,560	1,539
Total restaurants, end of period	1,728	1,700	1,728	1,700

Company Restaurant Operations

During the quarter ended September 28, 2016, company restaurant sales increased $3.8 million, or 4.3%, primarily resulting from a 1.0% increase in company same-store sales and a four equivalent unit increase in company restaurants as compared to the prior year period. During the three quarters ended September 28, 2016, company restaurant sales increased $8.8 million, or 3.3%, primarily resulting from a 1.5% increase in company same-store sales and a two equivalent unit increase in company restaurants as compared to the prior year period.

Total costs of company restaurant sales as a percentage of company restaurant sales decreased to 82.8% for the quarter and 82.2% year-to-date from 84.1% and 82.9%, respectively, in the prior year periods.

Product costs were 24.5% for the quarter and 24.7% year-to-date compared to 26.1% and 25.2%, respectively, in the prior year periods. These decreases were primarily due to the reduced cost of eggs and the leverage gained from pricing increases.

Payroll and benefits were 38.7% for the quarter and 38.3% year-to-date compared to 38.4% and 38.3%, respectively, in the prior year period. The increase for the quarter was primarily due to a 0.5 percentage point increase in labor costs and a 0.3 percentage point increase in workers' compensation costs, partially offset by a 0.6 percentage point decrease in incentive compensation. The year-to-date period was flat as compared to the prior year period, as a 0.7 percentage point increase in labor costs and a 0.3 percentage point increase in group insurance was offset by a 0.8 percentage point decrease in incentive compensation and a 0.3 percentage point decrease in workers' compensation costs. Contributing to the increase in labor costs in the year-to-date period was the impact of the California Paid Sick Leave law, which became effective in July 2015.

Occupancy costs decreased to 5.3% for the quarter and 5.4% year-to-date from 5.8% and 5.7%, respectively, in the prior year periods. These decreases were primarily due to decreases in general liability insurance costs.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Three Quarters Ended
	September 28, 2016		September 30, 2015		September 28, 2016		September 30, 2015
	(Dollars in thousands)
Utilities	$3,429	3.7%	$3,517	3.9%	$9,232	3.4%	$9,825	3.7%
Repairs and maintenance	1,559	1.7%	1,549	1.7%	4,893	1.8%	4,496	1.7%
Marketing	3,500	3.8%	3,383	3.8%	10,123	3.7%	9,848	3.7%
Other direct costs	4,884	5.2%	3,939	4.4%	13,296	4.9%	11,850	4.5%
Other operating expenses	$13,372	14.4%	$12,388	13.9%	$37,544	13.8%	$36,019	13.6%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Three Quarters Ended
	September 28, 2016		September 30, 2015		September 28, 2016		September 30, 2015
	(Dollars in thousands)
Royalties	$25,039	71.0%	$23,922	69.3%	$73,694	70.4%	$70,859	68.5%
Initial fees	757	2.1%	558	1.6%	2,081	2.0%	1,659	1.6%
Occupancy revenue	9,468	26.8%	10,019	29.1%	28,850	27.6%	30,860	29.9%
Franchise and license revenue	$35,264	100.0%	$34,499	100.0%	$104,625	100.0%	$103,378	100.0%

Occupancy costs	$7,023	19.9%	$7,620	22.1%	$21,373	20.4%	$23,244	22.5%
Other direct costs	3,252	9.2%	3,029	8.8%	9,664	9.2%	9,599	9.3%
Costs of franchise and license revenue	$10,275	29.1%	$10,649	30.9%	$31,037	29.7%	$32,843	31.8%

During the quarter ended September 28, 2016, royalties increased $1.1 million, or 4.7%, primarily resulting from a 24 equivalent unit increase in franchised and licensed restaurants, a 1.0% increase in domestic same-store sales and a higher average royalty rate as compared to the prior year period. During the three quarters ended September 28, 2016, royalties increased $2.8 million, or 4.0%, primarily resulting from a 18 equivalent unit increase in franchised and licensed restaurants, a 0.9% increase in domestic same-store sales and a higher average royalty rate as compared to the prior year period. Initial fees increased $0.2 million for the quarter and $0.4 million year-to-date as a higher number of restaurants were opened by franchisees and sold to franchisees during the current year periods. The decrease in occupancy revenue of $0.6 million, or 5.5%, for the quarter and $2.0 million, or 6.5%, year-to-date was primarily the result of lease expirations.

Costs of franchise and license revenue decreased $0.4 million, or 3.5%, for the quarter and decreased $1.8 million, or 5.5%, year-to-date. Occupancy costs decreased $0.6 million, or 7.8%, for the quarter and $1.9 million, or 8.0%, year-to-date, primarily resulting from lease expirations. Other direct costs increased $0.2 million, or 7.4%, for the quarter and were essentially flat year-to-date. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 29.1% for the quarter from 30.9% for the prior year quarter and decreased to 29.7% year-to-date from 31.8% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Share-based compensation	$1,775	$1,941	$5,625	$5,505
Other general and administrative expenses	15,783	14,067	45,066	44,266
Total general and administrative expenses	$17,558	$16,008	$50,691	$49,771

Other general and administrative expenses increased by $1.7 million for the quarter and $0.8 million year-to-date primarily resulting from increases of $1.2 million and $1.0 million, respectively, related to market valuation changes in our non-qualified deferred compensation plan liabilities. Offsetting gains on the underlying plan investments are included as a component of other non-operating income, net. The $0.2 million decrease in share-based compensation, as compared to the prior year quarter, primarily resulted from the cancellation of equity awards and subsequent issuance of cash awards to non-employee members of our Board of Directors. See Note 10 for details.

Depreciation and amortization was comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Depreciation of property and equipment	$4,289	$4,217	$12,568	$12,141
Amortization of capital lease assets	941	853	2,629	2,560
Amortization of intangible and other assets	379	352	1,010	1,059
Total depreciation and amortization expense	$5,609	$5,422	$16,207	$15,760

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Pension settlement loss	$—	$—	$24,297	$—
Gains on sales of assets and other, net	(77)	(23)	(764)	(43)
Restructuring charges and exit costs	326	332	832	1,094
Impairment charges	—	577	—	671
Operating (gains), losses and other charges, net	$249	$886	$24,365	$1,722

The pre-tax pension settlement loss of $24.3 million related to the completion of the Pension Plan liquidation during the three quarters ended September 28, 2016. See Note 9 for details on the Pension Plan liquidation. Gains on sales of assets and other, net of $0.8 million for the three quarters ended September 28, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Exit costs	$154	$43	$269	$583
Severance and other restructuring charges	172	289	563	511
Total restructuring and exit costs	$326	$332	$832	$1,094

Operating income was $17.6 million for the quarter and $31.0 million year-to-date compared with $15.7 million and $48.5 million, respectively, for the prior year periods. The current year-to-date period was significantly impacted by the $24.3 million pre-tax settlement loss related to the Pension Plan liquidation.

Interest expense, net was comprised of the following:

	Quarter Ended		Three Quarters Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
	(In thousands)
Interest on credit facilities	$1,158	$607	$3,352	$1,995
Interest on interest rate swaps	193	284	614	578
Interest on capital lease liabilities	1,287	928	3,389	2,531
Letters of credit and other fees	304	285	895	899
Interest income	(73)	(18)	(100)	(52)
Total cash interest	2,869	2,086	8,150	5,951
Amortization of deferred financing costs	149	123	445	366
Interest accretion on other liabilities	99	118	310	361
Total interest expense, net	$3,117	$2,327	$8,905	$6,678

Interest expense, net increased by $0.8 million for the quarter and $2.2 million year-to-date primarily due to the increased balance of our credit facility and an increase in capital leases.

Other nonoperating income, net was $0.5 million for the quarter and $0.6 million year-to-date compared to other nonoperating expense, net of $0.6 million and $0.5 million, respectively, for the prior year periods. The current year income was primarily the result of gains on deferred compensation plan investments. The prior year expense was primarily the result of losses on deferred compensation plan investments and the year-to-date period included $0.3 million of write-offs of deferred financing costs related to our amended credit facility.

The provision for income taxes was $5.3 million for the quarter and $14.6 million year-to-date compared to $3.9 million and $14.0 million, respectively, for the prior year periods. The effective tax rate was 35.2% for the quarter and 64.2% year-to-date compared to 30.1% and 34.0%, respectively, for the prior year periods. For the 2016 periods, the difference in the overall effective rate from the U.S. statutory rate was primarily due to the Pension Plan liquidation, foreign tax credits and certain discrete items. During the three quarters ended September 28, 2016, we amended prior years’ U.S. tax returns in order to maximize a foreign tax credit in lieu of a foreign tax deduction. This created a benefit to the effective tax rate of 4.8% for the quarter and 4.6% year-to-date. In addition, during the three quarters ended September 28, 2016, certain discrete items created an increase to the effective tax rate of 4.3% for the quarter and 4.7% year-to-date.

In addition to the items noted above, the 2016 rates were also impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit in connection with the reversal of our valuation allowance in 2011. Excluding the impact of the Pension Plan liquidation, our effective income tax rate would have been 35.6% for the three quarters ended September 28, 2016. We expect the 2016 fiscal year effective tax rate to be between 33% and 37% excluding the impact of the Pension Plan liquidation. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $9.7 million for the quarter and $8.1 million year-to-date compared with $9.0 million and $27.2 million, respectively, for the prior year periods. The current year-to-date period was significantly impacted by the $24.3 million pre-tax settlement loss related to the Pension Plan liquidation.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Three Quarters Ended
	September 28, 2016	September 30, 2015
	(In thousands)
Net cash provided by operating activities	$43,132	$56,927
Net cash used in investing activities	(25,893)	(20,554)
Net cash used in financing activities	(17,384)	(30,846)
Increase (decrease) in cash and cash equivalents	$(145)	$5,527

Net cash flows provided by operating activities were $43.1 million for the three quarters ended September 28, 2016 compared to $56.9 million for the three quarters ended September 30, 2015. The decrease in cash flows provided by operating activities is primarily due to the payout of accrued incentive compensation and the funding of our pension liability during the three quarters ended September 28, 2016. We believe that our estimated cash flows from operations for 2016, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $25.9 million for the three quarters ended September 28, 2016. These cash flows include capital expenditures of $14.6 million and restaurant acquisition costs of $13.0 million. The restaurant acquisition costs include $12.4 million for nine franchised restaurants reacquired during the three quarters ended September 28, 2016 and the payment of $0.6 million for a franchised restaurant that was reacquired during 2015. These costs were partially offset by proceeds from asset sales of $1.9 million related to restaurants sold to franchisees.

Our principal capital requirements have been largely associated with the following:

	Three Quarters Ended
	September 28, 2016	September 30, 2015
	(In thousands)
Facilities	$5,615	$6,989
New construction	2,958	761
Remodeling	4,714	9,358
Information technology	803	587
Other	525	737
Capital expenditures	$14,615	$18,432

Capital expenditures for fiscal 2016 are expected to be approximately $33 to $35 million, including the acquisition of nine franchised restaurants, the completion of approximately 25 remodels at company restaurants, the opening of one new company restaurant, and the scrape and rebuild of a company restaurant. During the three quarters ended September 28, 2016, we acquired nine franchised restaurants and remodeled 17 company restaurants.

Cash flows used in financing activities were $17.4 million for the three quarters ended September 28, 2016, which included cash payments for stock repurchases of $19.1 million and accounts payable funding of $4.4 million, partially offset by net long-term debt borrowings of $5.6 million.

Our working capital deficit was $48.1 million at September 28, 2016 compared to $65.1 million at December 30, 2015. The decrease in working capital deficit was primarily related to the payout of accrued incentive compensation and the funding of our pension liability during the three quarters ended September 28, 2016. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of September 28, 2016, we had outstanding revolver loans of $203.0 million and outstanding letters of credit under the senior secured revolver of $22.4 million. These balances resulted in availability of $99.6 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.28% as of September 28, 2016. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 2.63% as of September 28, 2016.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 175 basis points as of September 28, 2016. The maturity date for the credit facility is March 30, 2020.

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

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional debt obligations.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of September 28, 2016, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of September 28, 2016, the fair value of the interest rate swaps was a liability of $14.6 million, which is recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended September 28, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Programs (2)		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
June 30, 2016 - July 27, 2016	1,706	(4)	$10.05	(4)	1,706	(4)	$127,987
July 28, 2016 - August 24, 2016	317		10.99		317		$124,494
August 25, 2016 - September 28, 2016	599		10.53		599		$118,178
Total	2,622		$10.27	(4)	2,622

(1)	Average price paid per share excludes commissions.

(2)
On March 31, 2015, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended September 28, 2016, taking into consideration the settlement of the ASR agreement (described below), we purchased 2,622,002 shares of our common stock for an aggregate consideration of approximately $25.0 million, pursuant to the share repurchase program.

(3)
On May 26, 2016, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the March 31, 2015 repurchase program.

(4)
Includes the settlement of the $13.1 million equity forward contract and the final delivery of 1.5 million shares of our common stock received under the ASR agreement we entered in November 2015 to repurchase an aggregate $50 million of our common stock. In total 5.0 million shares of our common stock were repurchased pursuant to the ASR agreement at an average purchase price of $9.90 per share.

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

DENNY'S CORPORATION

Date:	November 1, 2016	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	November 1, 2016	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller