Form 10-K
period 2016-12-28
DENNYS CORP
filed 2017-02-27
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 28, 2016
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
Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $703.3 million as of June 29, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date of $10.70 per share and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
As of February 22, 2017, 70,737,307 shares of the registrant’s common stock, $.01 par value per share, were outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.     Business

Description of Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains based on the number of restaurants. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 28, 2016, the Denny’s brand consisted of 1,733 franchised, licensed and company operated restaurants around the world with combined sales of $2.8 billion, including 1,610 restaurants in the United States and 123 international locations. As of December 28, 2016, 1,564 of our restaurants were franchised or licensed, representing 90% of the total restaurants, and 169 were company operated.

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

In 2016, Denny's average annual restaurant sales were $2.3 million for company restaurants and $1.6 million for domestic franchised restaurants. At our company restaurants, the guest check average was $9.95 with an approximate average of 4,400 guests served per week. Because our restaurants are open 24 hours, we have four dayparts (breakfast, lunch, dinner and late night), accounting for 25%, 35%, 22% and 18%, respectively, of average daily sales at company restaurants. Across all dayparts, takeout sales comprised 5.8% of sales at company restaurants during 2016. Weekends have traditionally been the most popular time for guests to visit our restaurants. In 2016, 36% of an average week of sales at company restaurants occurred between Friday late night and Sunday lunch.

References to “Denny's,” the “Company,” “we,” “us,” and “our” in this Form 10-K are references to Denny's Corporation and its subsidiaries.

Restaurant Development

Franchising

Our criteria to become a Denny’s franchisee include minimum liquidity and net worth requirements and appropriate operational experience. We believe that Denny’s is an attractive financial proposition for current and potential franchisees and that our fee structure is competitive with other full-service brands. Traditional twenty-year Denny’s franchise agreements have an initial fee of up to $40,000 and a royalty payment of up to 4.5% of gross sales. Additionally, our franchisees are required to contribute up to 3% of gross sales for brand promotion and may make additional advertising contributions as part of a local marketing co-operative. Franchise agreements for nontraditional locations, such as university campuses and military bases, may contain higher royalty and lower advertising contribution rates than the traditional franchise agreements. For 2016, our average domestic royalty rate was approximately 4.11%.

We work closely with our franchisees to plan and execute many aspects of the business. The Denny's Franchisee Association (“DFA”) was created to promote communication among our franchisees and between the Company and our franchise community. DFA board members and Company management primarily work together through Brand Advisory Councils relating to Development, Marketing and Operations matters, as well as through a Supply Chain Oversight Committee for procurement and distribution matters.

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

In recent years, we opened restaurant locations within travel centers, primarily with Pilot and Pilot Flying J Travel Centers. We also recently opened four travel center restaurants in partnership with Kwik TripTM convenience stores. Additionally, we have opened nontraditional locations, which are primarily on university campuses.

Through our various development efforts, we currently have approximately 80 domestic franchised restaurants in our development pipeline. The majority of these restaurants are expected to open over the next five years. While we anticipate the majority of the restaurants to be opened under these agreements, generally as scheduled, from time to time some of our franchisees' ability to grow and meet their development commitments may be hampered by the economy, the lending environment or other circumstances.

International Development

In addition to the development agreements signed for domestic restaurants, we have approximately 80 international franchised restaurants in our development pipeline. The international pipeline includes 27 restaurants in the Middle East, 15 in Indonesia, 12 in Canada, ten in Turkey, eight in the Philippines and eight in Mexico. During 2016, we opened 14 international franchised locations, including four in Canada, three in Mexico, two in Honduras, two in the Philippines, one in the United Arab Emirates, one in Trinidad and one in Puerto Rico.

During 2017, we expect to open a total of 45 to 50 franchised restaurants in domestic and international markets, resulting in net growth of ten to 20 restaurants.

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

	2016	2015	2014	2013	2012
Company restaurants, beginning of period	164	161	163	164	206
Units opened	1	3	1	—	1
Units acquired from franchisees	10	3	—	2	1
Units sold to franchisees	(6)	(1)	—	(2)	(36)
Units closed	—	(2)	(3)	(1)	(8)
End of period	169	164	161	163	164

Franchised and licensed restaurants, beginning of period	1,546	1,541	1,537	1,524	1,479
Units opened	49	42	37	46	39
Units purchased from Company	6	1	—	2	36
Units acquired by Company	(10)	(3)	—	(2)	(1)
Units closed	(27)	(35)	(33)	(33)	(29)
End of period	1,564	1,546	1,541	1,537	1,524
Total restaurants, end of period	1,733	1,710	1,702	1,700	1,688

The table below sets forth information regarding the distribution of single-store and multi-store franchisees as of December 28, 2016:

	Franchisees	Percentage of Franchisees	Restaurants	Percentage of Restaurants
One	94	35.3%	94	6.0%
Two to five	104	39.1%	297	19.0%
Six to ten	31	11.7%	237	15.1%
Eleven to fifteen	14	5.3%	176	11.3%
Sixteen to thirty	13	4.9%	282	18.0%
Thirty-one and over	10	3.7%	478	30.6%
Total	266	100.0%	1,564	100.0%

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

We devote significant effort to ensuring all restaurants offer quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. We seek to ensure that our company restaurants meet our high standards through a network of Directors of Company Operations, Company District Managers and restaurant level managers, all of whom spend the majority of their time in the restaurants. A network of Regional Directors of Franchise Operations and Franchise Business Coaches provide oversight of our franchised restaurants to ensure compliance with brand standards, promote operational excellence and provide general support to our franchisees.

A principal feature of our restaurant operations is the consistent focus on improving operations at the restaurant level. Our Pride Review Program, executed by the Franchise Business Coaches, is designed to continuously improve the execution of our brand standards and shift management at each company and franchised restaurant. In addition, Denny’s maintains training programs for hourly employees and restaurant management. Hourly employee training programs (including eLearning) are position-specific and focus on skills and tasks necessary to successfully fulfill the responsibilities assigned to them, while continually enhancing guest satisfaction. Denny's Manager In Training (“MIT”) program provides managers with the knowledge and leadership skills needed to successfully operate a Denny's restaurant. The MIT program is required for all new managers of company restaurants and is also available to Denny's franchisees to train their managers.

Product Development and Marketing

Menu Offerings

The Denny’s menu offers a large selection of high-quality, moderately priced products designed to appeal to all types of guests. We offer a wide variety of entrées for breakfast, lunch, dinner and late night dining, in addition to appetizers, desserts and beverages. Our Fit Fare® menu helps our guests identify items best suited to their dietary needs. Most Denny’s restaurants offer special items for children and seniors at reduced prices. Our “America’s Diner” brand positioning, which provides the promise of Everyday Value with craveable, indulgent products served in a friendly and welcoming atmosphere, establishes the framework for our primary marketing strategies. These strategies focus on optimizing our product offering to further align with consumer needs, which includes enhancing our core “breakfast all day” platform while providing everyday affordability, primarily through our $2 $4 $6 $8 Value Menu® and delivering compelling limited-time-only products.

Product Development

Denny’s is a consumer-driven brand focusing on hospitality, menu choices and the overall guest experience. Our Product Development team works closely with consumer insights obtained through primary and secondary qualitative and quantitative studies. Input and ideas from our franchisees, vendors and operators are also integrated into this process. These insights form the strategic foundation for menu architecture, pricing, promotion and advertising. Before a new menu item can be brought to market, it is rigorously tested against consumer expectations, standards of culinary discipline, food science and technology, nutritional analysis, financial benefit and operational execution. This testing process ensures that new menu items are not only appealing, competitive, profitable and marketable, but can be prepared and delivered with excellence in our restaurants.

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

Product Sources and Availability

Our Purchasing department administers programs for the procurement of food and non-food products. Our franchisees also purchase food and non-food products directly from the vendors under these programs. Our centralized purchasing program is designed to ensure uniform product quality as well as to minimize food, beverage and supply costs. The size of our brand provides significant purchasing power, which often enables us to obtain products at favorable prices from nationally recognized manufacturers.

While nearly all products used in our restaurants are contracted for by our Purchasing department, the majority are purchased and distributed through Meadowbrook Meat Company (“MBM”), a wholly owned subsidiary of McLane Company, Inc., under a long-term distribution contract. MBM distributes restaurant products and supplies to the Denny’s system from approximately 200 vendors, representing approximately 90% of our restaurant product and supply purchases. We believe that satisfactory alternative sources of supply are generally available for all the items regularly used by our restaurants. We have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operations.

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

Brand Protection, Quality & Regulatory Compliance

Denny’s will only serve our guests food that is safe, wholesome and meets our quality standards. Our systems, from “farm to fork,“ are based on Hazard Analysis and Critical Control Points (“HACCP”), whereby we prevent, eliminate or reduce hazards to a safe level to protect the health of our employees and guests. To ensure this basic expectation of our guests, Denny’s also has risk-based systems in place to validate only approved vendors and distributors which meet and follow our product specifications and food handling procedures. Vendors, distributors and restaurant employees follow regulatory requirements (federal, state and local), industry “best practices” and Denny’s Brand Standards.

The Current Good Manufacturing Practice, Hazard Analysis, and Risk-based Preventive Controls for Human Food regulation (referred to as the Preventive Controls for Human Food Regulation) is intended to ensure safe manufacturing/processing, packing and holding of food products for human consumption in the United States. The regulation requires that certain activities must be completed by a “preventive controls qualified individual” who has “successfully completed training in the development and application of risk-based preventive controls”. Our Chief Food Safety Officer, Food Safety and Quality Assurance teams have been certified.
We use multiple approaches to food quality and safety including third-party unannounced restaurant inspections (utilizing Denny’s Brand Protection Reviews), health department reviews, guest complaints and employee/manager training in their respective roles. It is a brand standard that all regulatory reviews/inspections be submitted to the Brand Protection, Quality & Regulatory Compliance department within 24 hours. We follow-up on all inspections received, and assist operations and facilities personnel, as well as franchisees, where applicable, to bring resolution to regulatory issues or concerns. If operational brand standard expectations are not met, a remediation process is immediately initiated. Our HACCP program uses nationally recognized food safety training courses and American National Standards Institute accredited certification programs.

All Denny’s restaurants are required to have a person certified in food protection on duty for all hours of operation. Our Food Safety/HACCP program has been recognized nationally by regulatory departments, the restaurant industry and our peers. We continuously work toward improving our processes and procedures. We are advocates for the advancement of food safety within the industry’s organizations, such as the National Council of Chain Restaurants (“NCCR” Board Member), NCCR Food Safety Task Force, the National Restaurant Association (“NRA”) and the NRA's Quality Assurance Executive Study Groups.

Seasonality

Restaurant sales are generally higher in the second and third calendar quarters (April through September) than in the first and fourth calendar quarters (October through March). Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

Trademarks and Service Marks

Through our wholly-owned subsidiaries, we have certain trademarks and service marks registered with the United States Patent and Trademark Office and in international jurisdictions, including “Denny's®”, “Grand Slam®”, “$2 $4 $6 $8 Value Menu®” and “Fit Fare®”. We consider our trademarks and service marks important to the identification of our restaurants and believe they are of material importance to the conduct of our business. In addition, we have registered various domain names on the internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may resort to legal measures to defend and protect the use of our intellectual property. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.

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

Economic, Market and Other Conditions

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending; the political environment (including acts of war and terrorism), changes in customer travel patterns including changes in the price of gasoline; changes in socio-demographic characteristics of areas where restaurants are located; changes in consumer tastes and preferences; food safety and health concerns; outbreaks of flu viruses (such as avian flu) or other diseases; increases in the number of restaurants; and unfavorable trends affecting restaurant operations, such as rising wage rates, health care costs, utilities expenses and unfavorable weather. See “Risk Factors” for additional information.

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

We are also subject to federal and state laws, including the Fair Labor Standards Act, governing matters such as minimum wage, tip reporting, overtime, exempt status classification and other working conditions. A substantial number of our employees are paid the minimum wage. Accordingly, increases in the minimum wage or decreases in the allowable tip credit (which reduces wages deemed to be paid to tipped employees in certain states) increase our labor costs. This is especially true for our operations in California, where there is no tip credit. Employers must pay the higher of the federal, state or local minimum wage. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts, however, there can be no assurance that we will be successful in these efforts in the future.

We continue to evaluate the impacts of The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act on our business, and accommodate various parts of the law and related rules and regulations as they take effect.

We are subject to governmental regulations in our international markets impacting the way we conduct business with our international franchisees. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.

We are subject to federal, state and local environmental laws and regulations, but these rules have not historically had a material impact on our operations. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

See “Risk Factors” for a discussion of risks related to governmental regulation of our business.

Executive Officers of the Registrant

The following table sets forth information with respect to each executive officer of both Denny’s Corporation and Denny's Inc.:

Name	Age	Positions
Christopher D. Bode	54	Senior Vice President, Chief Operating Officer

John W. Dillon	45	Senior Vice President, Chief Marketing Officer

Stephen C. Dunn	52	Senior Vice President, Chief Global Development Officer

Timothy E. Flemming	56	Senior Vice President, General Counsel and Chief Legal Officer

John C. Miller	61	Chief Executive Officer and President

Jill A. Van Pelt	48	Senior Vice President, Chief People Officer

Robert P. Verostek	45	Senior Vice President, Finance

F. Mark Wolfinger	61	Executive Vice President, Chief Administrative Officer and Chief Financial Officer

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

Mr. Verostek has been Senior Vice President, Finance since October 2016. He previously served as Vice President, Financial Planning & Analysis and Investor Relations from January 2012 to October 2016.

Mr. Wolfinger has been Executive Vice President and Chief Administrative Officer since April 2008 and Chief Financial Officer since September 2005. He previously served as Executive Vice President, Growth Initiatives from October 2006 to April 2008.

Employees

At December 28, 2016, we had approximately 8,700 employees, of whom 8,300 were restaurant employees, 100 were field support employees and 300 were corporate personnel. None of our employees are subject to collective bargaining agreements. Many of our restaurant employees work part-time, and many are paid at or above minimum wage levels. As is characteristic of the restaurant industry, we experience a high level of turnover among our restaurant employees. We have experienced no significant work stoppages, and we consider relations with our employees to be satisfactory.

The staff for a typical restaurant consists of one General Manager, two or three Restaurant Managers and approximately 45 hourly employees. The Chief Operating Officer, along with the VP of Franchise Operations, the VP of Training and the VP of Company Operations and Strategic Initiatives, establish the strategic direction and key initiatives for the Operations Teams. In addition, we employ a Director of International Operations, three Directors of Company Operations, four Regional Directors of Franchise Operations and a team of Company District Managers and Franchise Business Coaches to guide and support the franchisees and in-restaurant teams. The duties of the Directors of Operations, District Managers and Franchise Business Coaches include regular restaurant visits and inspections, as well as frequent interactions with our franchisees, employees and guests, which ensure the ongoing adherence to our standards of quality, service, cleanliness, value and hospitality.

Available Information

We make available free of charge through our website at investor.dennys.com (in the SEC Filings section) copies of materials that we file with, or furnish to, the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. In addition, we have made available on our website (in the Corporate Governance - Code of Conduct section) our code of ethics entitled “Denny’s Code of Conduct” which is applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, all other executive officers and key financial and accounting personnel as well as each salaried employee of the Company.

We will post on our website any amendments to, or waivers from, a provision of the Denny’s Code of Conduct that applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller or persons performing similar functions, and that relates to (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of Denny’s Code of Conduct to an appropriate person or persons identified in the code; or (v) accountability to adherence to the code.

Item 1A.     Risk Factors

Various risks and uncertainties could affect our business. Any of the risk factors described below or elsewhere in this report or our other filings with the SEC could have a material and adverse impact on our business, financial condition and results of operations. In any such event, the trading price of our common stock could decline. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

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

Each of our restaurants competes with a wide variety of restaurants ranging from national and regional restaurant chains to locally owned restaurants. The following are important aspects of competition:

•	restaurant location;

•	advantageous commercial real estate suitable for restaurants;

•	number and location of competing restaurants;

•	attractiveness and repair and maintenance of facilities;

•	ability to develop and support evolving technology to deliver a consistent and compelling guest experience;

•	food quality, new product development and value;

•	dietary trends, including nutritional content;

•	training, courtesy and hospitality standards;

•	ability to attract and retain high quality staff;

•	quality and speed of service; and

•	the effectiveness of marketing and advertising programs, including the effective use of social media platforms and digital marketing initiatives

The returns and profitability of our restaurants may be negatively impacted by a number of factors, including those described below.

Food service businesses and the performance of our individual restaurants may be materially and adversely affected by factors such as:

•	consumer preferences, including nutritional and dietary concerns;

•	consumer spending habits;

•	global, national, regional and local economic conditions;

•	demographic trends;

•	traffic patterns;

•	the type, number and location of competing restaurants; and

•	the ability to renew leased properties on commercially acceptable terms, if at all.

Dependence on frequent deliveries of fresh produce and other food products subjects food service businesses to the risk that shortages or interruptions in supply caused by adverse weather, food safety warnings, animal disease outbreak or other conditions beyond our control could adversely affect the availability, quality and cost of ingredients. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

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

As we are heavily franchised, our financial results are contingent upon the operational and financial success of our franchisees. We receive royalties, advertising contributions and, in some cases, lease payments from our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the significant percentage of franchise-operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. If our franchisees do not successfully operate their restaurants in a manner consistent with our standards, or if customers have negative experiences due to issues with food quality or operational execution at our franchised locations, our brand could be harmed, which in turn could negatively impact our business. Additional risks include franchisee defaults on their obligations to us arising from financial or other difficulties encountered by them, such as the inability to pay financial obligations including royalties, rent on leases on which we retain contingent liability, and certain loans on which we have guarantees; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; the inability to participate in business strategy changes due to financial constraints; and failure to operate restaurants in accordance with required standards, including food quality and safety. If a significant number of franchisees become financially distressed, it could harm our operating results. For 2016, our ten largest franchisees accounted for 29% of our franchise revenue. The balance of our franchise revenue is derived from the remaining 256 franchisees.

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

We continue to accommodate the various parts of The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act as they take effect. Additionally, the health care reform laws will require restaurant companies such as ours to disclose calorie information on their menus effective May 4, 2017. We early adopted this requirement during 2015 and did not incur any material costs from compliance with this provision of the law.

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

Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our brand's reputation.

Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including food safety, outbreak of flu viruses (such as avian flu) or other health concerns, criminal activity, guest discrimination, employee relations or other operating issues. The increasing use of social media platforms has increased the speed and scope of unfavorable publicity and could hinder our ability to quickly and effectively respond to such reports. Regardless of whether the allegations or complaints are accurate or valid, negative publicity relating to a particular restaurant or a limited number of restaurants could adversely affect public perception of the entire brand.

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

A change in accounting standards can have a significant effect on our reported financial results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reporting financial results. Additionally, generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these principles or their interpretations or changes in underlying assumptions, estimates and judgments by us could significantly change our reported or expected financial performance.

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

As of December 28, 2016, we had total indebtedness of $245.6 million, including capital leases. Although we believe that our existing cash balances, funds from operations and amounts available under our credit facility will be adequate to cover our cash flow and liquidity needs, we could seek additional sources of funds, including incurring additional debt, to maintain sufficient cash flow to fund our ongoing operating needs, pay interest and scheduled debt amortization and fund anticipated capital expenditures. We have no material debt maturities scheduled until March 2020. The credit agreement governing our indebtedness contains various covenants that could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, acquisition or other corporate opportunities and to fund our operations. Though we currently participate in a share repurchase program, it is subject to restrictions under our credit agreement and there can be no assurance that we will repurchase our common stock pursuant to the program. If we incur additional debt in the future, covenant limitations on our activities and risks associated with such increased debt levels generally could increase. If we are unable to satisfy or refinance our current debt as it comes due, we may default on our debt obligations and lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. For additional information concerning our indebtedness see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Most Denny’s restaurants are free-standing facilities with property sizes averaging approximately one acre. The restaurant buildings average between 3,800 - 5,000 square feet, allowing them to accommodate an average of 110-170 guests. The number and location of our restaurants as of December 28, 2016 are presented below:

United States	Company	Franchised / Licensed	Total
Alabama	—	6	6
Alaska	—	3	3
Arizona	9	74	83
Arkansas	—	9	9
California	63	337	400
Colorado	—	27	27
Connecticut	—	12	12
Delaware	—	1	1
District of Columbia	—	2	2
Florida	19	117	136
Georgia	1	21	22
Hawaii	2	4	6
Idaho	—	10	10
Illinois	7	48	55
Indiana	—	38	38
Iowa	1	2	3
Kansas	—	8	8
Kentucky	1	14	15
Louisiana	1	3	4
Maine	—	6	6
Maryland	4	20	24
Massachusetts	—	6	6
Michigan	4	17	21
Minnesota	—	17	17
Mississippi	—	5	5
Missouri	5	35	40
Montana	—	4	4
Nebraska	—	5	5
Nevada	6	28	34
New Hampshire	—	3	3
New Jersey	—	9	9
New Mexico	—	27	27
New York	1	52	53
North Carolina	—	28	28
North Dakota	—	4	4
Ohio	4	39	43
Oklahoma	—	15	15
Oregon	—	23	23
Pennsylvania	12	27	39
Rhode Island	—	5	5
South Carolina	—	17	17
South Dakota	—	3	3
Tennessee	—	7	7
Texas	17	178	195
Utah	—	30	30
Vermont	—	2	2
Virginia	9	20	29
Washington	—	45	45
West Virginia	—	3	3
Wisconsin	3	21	24
Wyoming	—	4	4
Total Domestic	169	1,441	1,610

International	Company	Franchised / Licensed	Total
Canada	—	73	73
Costa Rica	—	3	3
Curacao N.V.	—	1	1
Dominican Republic	—	3	3
El Salvador	—	1	1
Guam	—	2	2
Honduras	—	5	5
Mexico	—	9	9
New Zealand	—	7	7
Philippines	—	2	2
Puerto Rico	—	13	13
Trinidad	—	1	1
United Arab Emirates	—	3	3
Total International	—	123	123
Total Domestic	169	1,441	1,610
Total	169	1,564	1,733

Of the total 1,733 restaurants in the Denny's brand, our interest in restaurant properties consists of the following:

	Company Restaurants	Franchised Restaurants	Total
Owned properties	36	57	93
Leased properties	133	237	370
	169	294	463

We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of leases range from less than one to approximately 46 years, including optional renewal periods. In addition to the restaurant properties, we own an 18-story, 187,000 square foot office building in Spartanburg, South Carolina, which serves as our corporate headquarters. Our corporate offices currently occupy 17 floors of the building, with a portion of the building leased to others.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “DENN” and trades on the NASDAQ Capital Market (“NASDAQ”). The following table lists the high and low sales prices of our common stock for each quarter of fiscal years 2016 and 2015, according to NASDAQ.

	High	Low
2016
First quarter	$10.59	$8.71
Second quarter	11.36	9.84
Third quarter	11.89	10.28
Fourth quarter	13.16	10.02
2015
First quarter	$12.08	$9.61
Second quarter	12.10	10.20
Third quarter	12.80	10.86
Fourth quarter	11.54	9.18

Stockholders

As of February 22, 2017, there were 70,737,307 shares of our common stock outstanding and approximately 10,200 record and beneficial holders of our common stock.

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

Though we have not historically paid cash dividends, we have in recent years undertaken share repurchases. The table below provides information concerning repurchases of shares of our common stock during the quarter ended December 28, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Programs (2)(3)		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)(3)
	(In thousands, except per share amounts)
September 29, 2016 - October 26, 2016	550		$10.40		550		$112,443
October 27, 2016 – November 23, 2016	1,897	(4)	12.12	(4)	1,897	(4)	$82,564	(5)
November 24, 2016 – December 28, 2016	267		12.67		267		$79,171
Total	2,714		$11.83		2,714

(1)	Average price paid per share excludes commissions.

(2)
On April 1, 2015, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended December 28, 2016, we purchased 1,418,402 shares of our common stock for an aggregate consideration of approximately $18.2 million, pursuant to this share repurchase program, thus completing the program.

(3)
On May 26, 2016, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases are to be made in a manner similar to, and will be in addition to, authorizations under the April 1, 2015 repurchase program. During the quarter ended December 28, 2016, we purchased 1,295,995 shares of our common stock for an aggregate consideration of approximately $13.9 million, pursuant to this share repurchase program.

(4)
Includes the initial delivery of approximately 1.5 million shares of our common stock received under the variable term, capped accelerated share repurchase (the “ASR”) agreement we entered into in November 2016 to repurchase an aggregate of $25 million of our common stock. These shares were recorded at the Hedge Period Reference Price, as defined by the ASR agreement, and represent the minimum shares to be delivered based on the cap price. The total aggregate number of shares of our common stock repurchased pursuant to the ASR agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the ASR agreement, subject to a minimum number of shares.

(5)
Includes the full $25 million payment related to the ASR agreement, consisting of $18.1 million for the initial delivery of approximately 1.5 million shares of our common stock and $6.9 million for the equity forward contract related to the settlement of the ASR agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 28, 2016 with respect to our compensation plans under which equity securities of Denny’s Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,897,053	(1)	$2.82	1,538,384	(3)
Equity compensation plans not approved by security holders	200,000	(4)	3.89	827,589	(5)
Total	4,097,053		$3.01	2,365,973

(1)	Includes shares issuable in connection with our outstanding stock options, performance share awards and restricted stock units awards.

(2)	Includes the weighted-average exercise price of stock options only.

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

Performance Graph

The following graph compares the cumulative total shareholders’ return on our common stock for the five fiscal years ended December 28, 2016 (December 28, 2011 to December 28, 2016) against the cumulative total return of the Russell 2000® Index and a peer group. The graph and table assume that $100 was invested on December 28, 2011 (the last day of fiscal year 2011) in each of the Company’s common stock, the Russell 2000® Index and the peer group and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DECEMBER 28, 2011
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 28, 2016

	Russell 2000® Index (1)	Peer Group (2)	Denny's Corporation
December 28, 2011	$100.00	$100.00	$100.00
December 26, 2012	$115.74	$117.82	$125.92
December 25, 2013	$162.44	$177.21	$193.72
December 31, 2014	$170.75	$215.05	$269.90
December 30, 2015	$165.19	$205.14	$261.52
December 28, 2016	$198.52	$234.86	$336.91

(1)
The Russell 2000 Index is a broad equity market index of 2,000 companies that measures the performance of the small-cap segment of the U.S. equity universe. As of December 28, 2016, the weighted average market capitalization of companies within the index was approximately $2.1 billion with the median market capitalization being approximately $0.8 billion.

(2)
The peer group consists of 15 public companies that operate in the restaurant industry. The peer group includes the following companies: BJ's Restaurants, Inc. (BJRI), Bob Evans Farms, Inc. (BOBE), Buffalo Wild Wings, Inc. (BWLD), The Cheesecake Factory Incorporated (CAKE), Cracker Barrel Old Country Store, Inc. (CBRL), DineEquity, Inc. (DIN), Brinker International, Inc. (EAT), Fiesta Restaurant Group, Inc. (FRGI), Jack In The Box Inc. (JACK), Popeye's Louisana Kitchen (PLKI), Panera Bread Company (PNRA), Red Robin Gourmet Burgers, Inc. (RRGB), Ruby Tuesday, Inc. (RT), Sonic Corp. (SONC) and Texas Roadhouse, Inc. (TXRH).

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

	Fiscal Year Ended
	December 28, 2016 (a)	December 30, 2015	December 31, 2014 (b)	December 25, 2013	December 26, 2012
	(In millions, except ratios and per share amounts)
Statement of Income Data:
Operating revenue	$506.9	$491.3	$472.3	$462.6	$488.4
Operating income	$47.0	$63.2	$57.3	$47.5	$56.4
Income from continuing operations	$19.4	$36.0	$32.7	$24.6	$22.3
Basic net income per share:	$0.26	$0.44	$0.38	$0.27	$0.23
Diluted net income per share:	$0.25	$0.42	$0.37	$0.26	$0.23

Cash dividends per common share (c)	—	—	—	—	—

Balance Sheet Data (at end of period):
Current assets (d)	$35.9	$36.4	$56.1	$53.8	$64.6
Working capital deficit (e)	$(57.5)	$(65.1)	$(24.3)	$(20.3)	$(27.2)
Net property and equipment	$133.1	$124.8	$109.8	$105.6	$107.0
Total assets	$306.2	$297.0	$289.9	$295.8	$324.9
Long-term debt and capital lease obligations, excluding current portion	$242.3	$212.5	$151.1	$165.9	$177.5

(a)
During 2016, we completed the liquidation of the Advantica Pension Plan (the "Pension Plan"). Accordingly, we made a final contribution of $9.5 million to the Pension Plan and recognized a settlement loss of $24.3 million, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income.

(b)
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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and the notes thereto.

Overview

Nature of Our Business

Denny’s Corporation (Denny’s) is one of America’s largest franchised full-service restaurant chains. Denny’s, through its wholly-owned subsidiary, Denny’s, Inc., owns and operates the Denny’s brand. At December 28, 2016, the Denny’s brand consisted of 1,733 franchised, licensed and company operated restaurants. Of this amount, 1,564 of our restaurants were franchised or licensed, representing 90% of the total restaurants, and 169 were company operated.

Our revenues are derived primarily from two sources: the sale of food and beverages at our company restaurants and the collection of royalties and fees from restaurants operated by our franchisees under the Denny’s name. Sales and customer traffic at both company and franchised restaurants are affected by the success of our marketing campaigns, new product introductions, product quality enhancements, customer service and menu pricing, as well as external factors including competition, economic conditions affecting consumer spending and changes in guests' tastes and preferences. Sales at company restaurants and royalty income from franchise restaurants are also impacted by the opening of new restaurants, the closing of existing restaurants, the sale of company restaurants to franchisees and the acquisition of restaurants from franchisees.

Our operating costs are exposed to volatility in two main areas: payroll and benefit costs and product costs. The volatility of payroll and benefit costs results primarily from changes in wage rates and increases in labor related expenses, such as medical benefit costs and workers' compensation costs. Additionally, changes in guest counts and investments in store-level labor impact payroll and benefit costs as a percentage of sales. Many of the products sold in our restaurants are affected by commodity pricing and are, therefore, subject to price volatility. This volatility is caused by factors that are fundamentally outside of our control and are often unpredictable. In general, we purchase food products based on market prices or we set firm prices in purchase agreements with our vendors. In an inflationary commodity environment, our ability to lock in prices on certain key commodities is imperative to controlling food costs. In addition, our continued success with menu management helps us offer menu items that provide a compelling value to our customers while maintaining attractive product costs and profitability.

2016 Summary of Operations

During 2016, we achieved domestic system-wide same-stores sales growth of 0.9%, comprised of a 1.1% increase at company restaurants and a 0.8% increase at domestic franchised restaurants. In addition to growing system-wide same-store sales in 14 of the past 15 quarters, Denny’s achieved its sixth consecutive year of positive system-wide same-store sales.

A total of 240 remodels were completed during 2016, comprised of 27 at company restaurants and 213 at franchised restaurants. These remodels were in our Heritage image, which we launched late in 2013. This updated look reflects a more contemporary diner feel to further reinforce our America's Diner positioning. We anticipate over 200 remodels will be completed system-wide in 2017. By the end of 2018, we expect 75% of the system will have been remodeled to the most current image.

During 2014, we implemented a new franchise agreement, which included a royalty rate of 4.5% and an advertising contribution of 3%, excluding any incentives. There were approximately 600 franchised restaurants (42%) operating under this agreement as of December 28, 2016, and we expect there to be approximately 700 franchised restaurants (49%) operating under this agreement by the end of 2017. We anticipate that existing franchisees will elect to migrate to the new fee structure over the next decade as incentives under previous franchise agreements expire. Due to the long-term migration of existing franchisees, we will not see the full benefit of the higher royalty rate for some time. For 2016, our average domestic royalty rate was approximately 4.11%.

During 2014, our Board of Directors approved the termination and liquidation of the Advantica Pension Plan (the “Pension Plan”). During 2016, we completed the liquidation of the Pension Plan. Accordingly, we made a final contribution of $9.5 million to the Pension Plan and recognized a settlement loss of $24.3 million, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income. As a result, operating income decreased $16.2 million to $47.0 million in 2016 from $63.2 million in 2015. Net income decreased $16.6 million to $19.4 million, or $0.25 per diluted share, in 2016 compared to $36.0 million, or $0.42 per diluted share, in 2015.

Growing the Brand

Over the last five years our growth initiatives have led to 219 new restaurant openings. During 2016, we had net restaurant growth of 23 restaurants, with 50 openings and 27 closures. Our openings included 14 franchised international locations, including four in Canada, three in Mexico, two in Honduras, two in the Philippines, one in the United Arab Emirates, one in Trinidad and one in Puerto Rico. Our goal is to increase net restaurant growth through all avenues: domestic, international and nontraditional. Domestic growth will focus on markets in which we have modest penetration.

Balancing the Use of Cash

We are focused on balancing the use of cash between reinvesting in our base of company restaurants, growing and strengthening the brand and returning cash to shareholders. During 2016, cash capital expenditures were $34.0 million, comprised of $19.7 million in capital expenditures and restaurants acquisition costs of $14.3 million. The capital expenditures included approximately $6.4 million allocated towards the remodel of 27 company restaurants. The restaurant acquisition costs include $13.7 million for ten high-volume franchised restaurants and $0.6 million related to a franchised restaurant that was acquired during 2015.

In November 2016, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the “2016 ASR”) agreement with MUFG Securities EMEA plc (“MUFG”), to repurchase an aggregate of $25 million of our common stock. Pursuant to the terms of the 2016 ASR agreement, we paid $25 million in cash, received approximately 1.5 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.1 million of treasury stock related to these shares. The remaining balance of $6.9 million is included as additional paid-in capital in shareholders' equity as of December 28, 2016 as an equity forward contract. The total aggregate number of shares of our common stock repurchased pursuant to the ASR agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the 2016 ASR agreement, subject to a minimum number of shares. Subsequent to the year ended December 28, 2016, we settled the 2016 ASR agreement. See Note 19 to our Consolidated Financial Statements.

During 2016, including shares repurchased under the 2016 ASR, we repurchased a total of 4.6 million shares for $51.8 million. In addition, we recorded 1.5 million shares and $13.1 million in treasury stock as a result of settling the 2015 ASR. Since initiating our share repurchase programs in November 2010, we have repurchased a total of 35.8 million shares of our common stock for $265.9 million. As of December 28, 2016, there was $79.2 million remaining under the current repurchase program.

Factors impacting comparability

For 2016, 2015 and 2014, the following items impacted the comparability of our results:

•
Company restaurant sales have increased from $334.7 million in 2014 to $367.3 million in 2016, primarily as a result of the increase in same-store sales and acquisitions of restaurants from franchisees.

•
Royalty income, which is included as a component of franchise and license revenue, has increased from $90.8 million in 2014 to $98.4 million in 2016, primarily as a result of the increase in same-store sales and a higher royalty rate.

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

•
Occupancy revenues, also included as a component of franchise and license revenue, result from leasing or subleasing restaurants to franchisees. When restaurants are sold and leased or subleased to franchisees, the occupancy costs related to these restaurants move from costs of company restaurant sales to costs of franchise and license revenue to match the related occupancy revenue. As leases or subleases with franchisees expire, franchise occupancy revenue and costs could decrease if franchisees enter into direct leases with landlords. At the end of 2016, we had 294 franchise restaurants that are leased or subleased from Denny’s.

•
Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. We had a 52 week year in 2016 and 2015 and a 53 week year in 2014, which impacts the comparison of our financial information. We estimate that the additional 2014 operating week added approximately $8.3 million of company restaurant sales and $2.4 million of franchise and license revenue and resulted in approximately $0.6 million of additional general and administrative expenses, $3.6 million of additional operating income and $2.2 million of additional net income.

Statements of Income

	Fiscal Year Ended
	December 28, 2016		December 30, 2015		December 31, 2014
	(Dollars in thousands)
Revenue:
Company restaurant sales	$367,310	72.5%	$353,073	71.9%	$334,684	70.9%
Franchise and license revenue	139,638	27.5%	138,220	28.1%	137,611	29.1%
Total operating revenue	506,948	100.0%	491,293	100.0%	472,295	100.0%
Costs of company restaurant sales (a):
Product costs	90,487	24.6%	89,660	25.4%	86,825	25.9%
Payroll and benefits	142,823	38.9%	136,626	38.7%	133,280	39.8%
Occupancy	19,557	5.3%	20,443	5.8%	20,845	6.2%
Other operating expenses	49,229	13.4%	47,628	13.5%	47,858	14.3%
Total costs of company restaurant sales	302,096	82.2%	294,357	83.4%	288,808	86.3%
Costs of franchise and license revenue (a)	40,805	29.2%	43,345	31.4%	44,761	32.5%
General and administrative expenses	67,960	13.4%	66,602	13.6%	58,907	12.5%
Depreciation and amortization	22,178	4.4%	21,472	4.4%	21,218	4.5%
Operating (gains), losses and other charges, net	26,910	5.3%	2,366	0.5%	1,270	0.3%
Total operating costs and expenses, net	459,949	90.7%	428,142	87.1%	414,964	87.9%
Operating income	46,999	9.3%	63,151	12.9%	57,331	12.1%
Interest expense, net	12,232	2.4%	9,283	1.9%	9,182	1.9%
Other nonoperating expense (income), net	(1,109)	(0.2)%	139	0.0%	(612)	(0.1)%
Net income before income taxes	35,876	7.1%	53,729	10.9%	48,761	10.3%
Provision for income taxes	16,474	3.2%	17,753	3.6%	16,036	3.4%
Net income	$19,402	3.8%	$35,976	7.3%	$32,725	6.9%

Other Data:
Company average unit sales	$2,254		$2,217		$2,100
Franchise average unit sales	$1,563		$1,555		$1,506
Company equivalent units (b)	163		159		159
Franchise equivalent units (b)	1,556		1,538		1,534
Company same-store sales increase (c)(d)	1.1%		6.5%		4.2%
Domestic franchised same-store sales increase (c)	0.8%		5.7%		2.5%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2016 comparable restaurants.

Unit Activity

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
Company restaurants, beginning of period	164	161	163
Units opened	1	3	1
Units acquired from franchisees	10	3	—
Units sold to franchisees	(6)	(1)	—
Units closed	—	(2)	(3)
End of period	169	164	161

Franchised and licensed restaurants, beginning of period	1,546	1,541	1,537
Units opened	49	42	37
Units purchased from Company	6	1	—
Units acquired by Company	(10)	(3)	—
Units closed	(27)	(35)	(33)
End of period	1,564	1,546	1,541
Total restaurants, end of period	1,733	1,710	1,702

Company Restaurant Operations

Company same-store sales increased 1.1% in 2016 and 6.5% in 2015 compared with the respective prior year. Company restaurant sales for 2016 increased $14.2 million, or 4.0%, primarily resulting from the increase in same-store sales and a 4 equivalent unit increase in company restaurants. Company restaurant sales for 2015 increased $18.4 million, or 5.5%, primarily resulting from the increase in same-store sales and from the November 2014 reopening of our highest volume restaurant in Las Vegas, Nevada.

Total costs of company restaurant sales as a percentage of company restaurant sales were 82.2% in 2016, 83.4% in 2015 and 86.3% in 2014.

Product costs were 24.6% in 2016, 25.4% in 2015 and 25.9% in 2014. The decrease in 2016 was primarily due to lower commodity costs. The decrease in 2015 was primarily due to the favorable impact of product mix and the leveraging effect of higher sales, partially offset by the increased cost of eggs.

Payroll and benefits were 38.9% in 2016, 38.7% in 2015 and 39.8% in 2014. The increase in 2016 was primarily due to a 0.8 percentage point increase in labor costs, a 0.3 percentage point increase in group insurance and a 0.2 percentage point increase in workers' compensation costs, partially offset by a 1.1 percentage point decrease in incentive compensation costs. Contributing to the increase in labor costs was the impact of the California Paid Sick Leave law, which became effective in July 2015. The decrease in 2015 was primarily due to a 1.0 percentage point decrease in labor costs, a 0.7 percentage point decrease in workers' compensation costs and a 0.2 percentage point decrease in group insurance, partially offset by a 0.8 percentage point increase in incentive compensation costs.

Occupancy costs were 5.3% in 2016, 5.8% in 2015 and 6.2% in 2014. The 2016 decrease is primarily related to a 0.3 percentage point decrease in general liability costs and a 0.2 percentage point decrease in rent and property taxes due to an increase in capital leases during the year. The 2015 decrease is primarily related to a 0.4 percentage point decrease in general liability costs.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Fiscal Year Ended
	December 28, 2016		December 30, 2015		December 31, 2014
	(Dollars in thousands)
Utilities	$12,426	3.4%	$12,866	3.6%	$13,915	4.2%
Repairs and maintenance	6,406	1.7%	6,017	1.7%	5,971	1.8%
Marketing	13,112	3.6%	12,527	3.5%	12,329	3.7%
Other direct costs	17,285	4.7%	16,218	4.6%	15,643	4.7%
Other operating expenses	$49,229	13.4%	$47,628	13.5%	$47,858	14.3%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Fiscal Year Ended
	December 28, 2016		December 30, 2015		December 31, 2014
	(Dollars in thousands)
Royalties	$98,416	70.5%	$94,755	68.6%	$90,835	66.0%
Initial fees	2,717	1.9%	2,478	1.8%	1,893	1.4%
Occupancy revenue	38,505	27.6%	40,987	29.7%	44,883	32.6%
Franchise and license revenue	$139,638	100.0%	$138,220	100.0%	$137,611	100.0%

Occupancy costs	$28,062	20.1%	$30,416	22.0%	$33,134	24.1%
Other direct costs	12,743	9.1%	12,929	9.4%	11,627	8.4%
Costs of franchise and license revenue	$40,805	29.2%	$43,345	31.4%	$44,761	32.5%

Royalties increased by $3.7 million, or 3.9%, in 2016 primarily resulting from a 18 equivalent unit increase in franchised and licensed restaurants, a 0.8% increase in domestic same-store sales and a higher average royalty rate as compared to 2015. Royalties increased by $3.9 million, or 4.3%, in 2015 primarily resulting from a 5.7% increase in domestic same-store sales and a higher average royalty rate as compared to 2014. The higher average royalty rates for both periods resulted as certain restaurants transitioned to a higher rate structure.

Initial fees increased by $0.2 million, or 9.6%, in 2016 as a higher number of restaurants were opened by franchisees and sold to franchisees during the current year period. Initial fees increased by $0.6 million, or 30.9%, in 2015 as a higher number of restaurants were opened by franchisees and a higher number of successor franchise agreements were signed compared to the prior year period. Occupancy revenue decreased by $2.5 million, or 6.1%, in 2016 and by $3.9 million, or 8.7%, in 2015 primarily resulting from lease expirations.

Occupancy costs decreased by $2.4 million, or 7.7%, in 2016 and by $2.7 million, or 8.2%, in 2015 primarily resulting from lease expirations. Other direct costs were essentially flat in 2016 and increased by $1.3 million, or 11.2%, in 2015 due to increased franchise administrative costs. As a result, costs of franchise and license revenue decreased by $2.5 million, or 5.9%, in 2016 and by $1.4 million, or 3.2%, in 2015.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses are comprised of the following:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Share-based compensation	$7,610	$6,635	$5,846
Other general and administrative expenses	60,350	59,967	53,061
Total general and administrative expenses	$67,960	$66,602	$58,907

General and administrative expenses increased by $1.4 million in 2016. The increase in share-based compensation is primarily the result of forfeitures during 2015. The increase in other general and administrative expenses is comprised of $2.3 million in investments in personnel and technology and $0.8 million related to market valuation changes in our deferred compensation plan liabilities, partially offset by a $2.7 million decrease in incentive compensation. General and administrative expenses increased by $7.7 million in 2015 primarily resulting from increases of $3.2 million in incentive compensation, $1.9 million in payroll and benefits and $0.8 million in share-based compensation.

Depreciation and amortization is comprised of the following:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Depreciation of property and equipment	$17,012	$16,548	$15,627
Amortization of capital lease assets	3,630	3,449	3,536
Amortization of intangible and other assets	1,536	1,475	2,055
Total depreciation and amortization expense	$22,178	$21,472	$21,218

The increase in depreciation and amortization expense is primarily the result of our investments in company unit remodels during the past two years.

Operating (gains), losses and other charges, net are comprised of the following:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Pension settlement loss	$24,297	$—	$—
Losses (gains) on sales of assets and other, net	29	(93)	(112)
Restructuring charges and exit costs	1,486	1,524	981
Impairment charges	1,098	935	401
Operating (gains), losses and other charges, net	$26,910	$2,366	$1,270

The pre-tax pension settlement loss of $24.3 million related to the completion of the Pension Plan liquidation during the year ended December 28, 2016. See Note 11 to our Consolidated Financial Statements for details on the Pension Plan liquidation.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Exit costs	$591	$697	$335
Severance and other restructuring charges	895	827	646
Total restructuring and exit costs	$1,486	$1,524	$981

Impairment charges for 2016 and 2015 resulted primarily from the impairment of restaurants identified as assets held for sale. The impairment charges for 2014 resulted primarily from the impairment of an underperforming restaurant.

Operating income was $47.0 million in 2016, $63.2 million in 2015 and $57.3 million in 2014.

Interest expense, net is comprised of the following:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Interest on credit facilities	$4,606	$2,789	$3,519
Interest on interest rate swaps	789	859	—
Interest on capital lease liabilities	4,768	3,537	3,319
Letters of credit and other fees	1,185	1,180	1,381
Interest income	(116)	(66)	(80)
Total cash interest	11,232	8,299	8,139
Amortization of deferred financing costs	593	507	483
Interest accretion on other liabilities	407	477	560
Total interest expense, net	$12,232	$9,283	$9,182

Interest expense, net increased during 2016 primarily due to the increased balance of our credit facility and an increase in capital leases.

Other nonoperating (income) expense, net was income of $1.1 million for 2016, expense of $0.1 million for 2015 and income of $0.6 million for 2014. The income for the 2016 period was primarily the result of gains on deferred compensation plan investments. The expense for the 2015 period consisted primarily of $0.3 million of write-offs of deferred financing costs related to our 2015 debt refinancing, partially offset by gains on lease terminations and deferred compensation plan investments. The income for the 2014 period consisted primarily of $0.5 million of gains on deferred compensation plan investments.

The provision for income taxes was $16.5 million for 2016, $17.8 million for 2015 and $16.0 million for 2014. The effective tax rate was 45.9% for 2016, 33.0% for 2015 and 32.9% for 2014. For the 2016 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes, the generation of employment tax credits, the Pension Plan liquidation, and foreign tax credits generated with the filings of federal amended tax returns. The 2016 rates were impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit recognized with the reversal of our valuation allowance in 2011. In addition, we amended prior years’ U.S. tax returns in order to maximize a foreign tax credit in lieu of a foreign tax deduction, resulting in a net tax benefit of approximately $3.7 million during the year.

For 2015, the difference in the overall effective rate from the U.S. statutory rate was primarily related to state taxes and the generation of employment and foreign tax credits.

For 2014, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state and foreign taxes, the generation of employment tax credits and two discrete tax items. State job tax credits of 1.3% were claimed during 2014 for the current year’s hiring activity. State job tax credits of 1.1% were also claimed during the 2014 period resulting from the prior year's hiring activity. In addition, share-based compensation adjustments resulted in an out-of-period tax benefit of 1.0%. We do not believe the out-of-period adjustment was material to any prior or current year financial statements or on earnings trends.

Net income was $19.4 million for 2016, $36.0 million for 2015 and $32.7 million for 2014.

Liquidity and Capital Resources

Summary of Cash Flows

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Net cash provided by operating activities	$71,162	$80,637	$74,574
Net cash used in investing activities	(32,656)	(32,735)	(21,289)
Net cash used in financing activities	(37,585)	(49,305)	(53,154)
Net increase (decrease) in cash and cash equivalents	$921	$(1,403)	$131

Net cash flows provided by operating activities were $71.2 million for the year ended December 28, 2016 compared to $80.6 million for the year ended December 30, 2015. The decrease in cash flows provided by operating activities is primarily due to the funding of our pension liability during 2016. We believe that our estimated cash flows from operations for 2017, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $32.7 million for the year ended December 28, 2016. These cash flows are primarily comprised of capital expenditures of $19.7 million and restaurant acquisition costs of $14.3 million. The capital expenditures included the remodel of 27 company restaurants. The restaurant acquisition costs include $13.7 million for ten franchised restaurants reacquired during 2016 and the payment of $0.6 million for a franchised restaurant that was reacquired during 2015.

Our principal capital requirements have been largely associated with the following:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015
	(In thousands)
Facilities	$7,365	$9,743
New construction	3,347	2,262
Remodeling	6,374	12,688
Information technology	1,299	1,002
Other	1,364	1,282
Capital expenditures	$19,749	$26,977

Capital expenditures for fiscal 2017 are expected to be between $22-$24 million.

Cash flows used in financing activities were $37.6 million for the year ended December 28, 2016, which included stock repurchases of $51.6 million and the purchase of a $6.9 million equity forward contract related to the 2016 ASR agreement, partially offset by net long-term debt borrowings of $20.3 million.

Our working capital deficit was $57.5 million at December 28, 2016 compared with $65.1 million at December 30, 2015. The decrease in working capital deficit is primarily related to the 2016 funding of our pension liability and the timing of payments impacting payable balances. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of December 28, 2016, we had outstanding revolver loans of $218.5 million and outstanding letters of credit under the senior secured revolver of $22.4 million. These balances resulted in availability of $84.1 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.45% and 1.76% as of December 28, 2016 and December 30, 2015, respectively. Taking into consideration the interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 2.74% and 2.31% as of December 28, 2016 and December 30, 2015, respectively.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company's consolidated leverage ratio and was set at LIBOR plus 175 basis points as of December 28, 2016. The maturity date for the credit facility is March 30, 2020.

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

During the fourth quarter of 2016, the credit facility was used to fund a $25 million accelerated share repurchase agreement.
Interest Rate Hedges
We have interest rate swaps to hedge a portion of the cash flows of our floating rate debt. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk for details on our interest rate swaps.
Contractual Obligations

Our future contractual obligations and commitments at December 28, 2016 consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5 Years and Thereafter
	(In thousands)
Long-term debt	$218,500	$—	$—	$218,500	$—
Capital lease obligations (a)	65,761	8,628	15,092	12,316	29,725
Operating lease obligations	178,802	28,470	49,478	35,638	65,216
Interest obligations (a)	24,199	5,977	16,131	2,091	—
Defined contribution plan obligations	259	259	—	—	—
Purchase obligations (b)	196,372	196,372	—	—	—
Unrecognized tax benefits (c)	1,180	—	—	—	—
Total	$685,073	$239,706	$80,701	$268,545	$94,941

(a)
Interest obligations represent payments related to our long-term debt outstanding at December 28, 2016. For long-term debt with variable rates, we have used the rate applicable at December 28, 2016 to project interest over the periods presented in the table above, taking into consideration the impact of the interest rate swaps for the applicable periods. The capital lease obligation amounts above are inclusive of interest.

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

(c)
Unrecognized tax benefits are related to uncertain tax positions. As we are not able to reasonably estimate the timing or amount of these payments, the related balances have not been reflected in the “Payments Due by Period” section of the table.

Off-Balance Sheet Arrangements

Except for operating leases entered into during the normal course of business, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to self-insurance liabilities, impairment of long-lived assets, restructuring and exit costs and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Our significant accounting policies, including the critical accounting policies listed below, are fully described in Note 2 to our Consolidated Financial Statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Self-insurance liabilities. We are self-insured for a portion of our losses related to certain medical plans, workers’ compensation, general, product and automobile insurance liability. In estimating these liabilities, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. Our estimates of expected losses are adjusted over time based on changes to the actual costs of the underlying claims, which could result in additional expense or reversal of expense previously recorded.

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

The most significant estimates included in our accrued exit cost liabilities relate to the timing and amount of estimated subleases. If any of the estimates or their related assumptions change in the future, we may be required to record additional exit costs or reduce exit costs previously recorded.

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

We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in income tax expense. Penalties, when incurred, are recognized in general and administrative expense. Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution.
Recent Accounting Pronouncements

See the Accounting Standards to be Adopted section of Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this report for further details of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, as of December 28, 2016, borrowings under our credit facility bore interest at variable rates based on LIBOR plus a spread of 175 basis points per annum.

We have interest rate swaps to hedge a portion of the cash flows of our floating rate debt. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional amounts.
Based on the interest rate as determined by our consolidated leverage ratio in effect as of December 28, 2016, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of December 28, 2016, the fair value of the interest rate swaps was a liability of $0.8 million, which is recorded as a component of other noncurrent liabilities on our Consolidated Balance Sheets.

As of December 28, 2016, the swap effectively increased our ratio of fixed rate debt from approximately 11% of total debt to approximately 60% of total debt. We expect to reclassify approximately $0.7 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. This amount will be included as a component of interest expense in our Consolidated Statements of Income. See Note 10 to our Consolidated Financial Statements for additional details.
Based on the levels of borrowings under the credit facility at December 28, 2016, if interest rates changed by 100 basis points, our annual cash flow and income before taxes would change by approximately $1.0 million. This computation is determined by considering the impact of hypothetical interest rates on the credit facility at December 28, 2016, taking into consideration the interest rate swap. However, the nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of our design and operation of our disclosure controls and procedures pursuant to and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.

Based on their assessment as of December 28, 2016, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during our fourth quarter ended December 28, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2016 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2016.

The effectiveness of our internal control over financial reporting as of December 28, 2016 has also been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Denny's Corporation

We have audited Denny’s Corporation’s (the Company) internal control over financial reporting as of December 28, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Denny’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 28, 2016 and December 30, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended December 28, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Greenville, South Carolina
February 27, 2017

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our executive officers and directors; compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act; the committees of our Board of Directors; our Audit Committee Financial Expert; and our Code of Ethics is furnished by incorporation by reference to information under the captions entitled “General-Equity Security Ownership”, “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Related Party Transactions” and “Code of Ethics” in the proxy statement (to be filed hereafter) in connection with Denny’s Corporation's 2017 Annual Meeting of the Shareholders (the “proxy statement”) and possibly elsewhere in the proxy statement (or will be filed by amendment to this report). Additional information required by this item related to our executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.     Executive Compensation

The information required by this item is furnished by incorporation by reference to information under the captions entitled “Executive Compensation” and “Election of Directors” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is furnished by incorporation by reference to information under the captions “Related Party Transactions” and “Election of Directors” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

Item 14.     Principal Accounting Fees and Services

The information required by this item is furnished by incorporation by reference to information under the caption entitled “Selection of Independent Registered Public Accounting Firm” in the proxy statement and possibly elsewhere in the proxy statement (or will be filed by amendment to this report).

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

*3.2
By-Laws of Denny's Corporation, as effective as of May 24, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 26, 2016).

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

*10.6
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

*10.7
First Amendment to Second Amended and Restated Credit Agreement dated as of October 30, 2015 among Denny's, Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 30, 2015).

*10.8
Second Amendment to Second Amended and Restated Credit Agreement dated April 8, 2016 among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 29, 2016).

+*10.9
Denny's Corporation Amended and Restated Executive and Key Employee Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended September 25, 2013).

+*10.10	Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement of Denny's Corporation filed with the Commission on April 5, 2012).

Exhibit No.	Description

+*10.11	Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Denny's Corporation filed with the Commission on May 27, 2008).

+*10.12
Amendment to the Denny's Corporation 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2009).

+*10.13
Denny's Corporation Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended June 25, 2008).

+*10.14
Form of the 2013 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

+*10.15
Written Description of the Denny's 2013 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 27, 2013).

+*10.16
Form of the 2014 Long-Term Performance Incentive Program Performance Shares and Target Cash Opportunity Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 26, 2014).

+*10.17
Written Description of the Denny's 2014 Long-Term Performance Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended March 26, 2014).

+*10.18	Form of Long-Term Incentive Program Award Certificate (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

+*10.19
Written Description of the Denny's Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Denny's Corporation for the quarter ended April 1, 2015).

+*10.20	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2010).

+*10.21	Denny's Corporate Incentive Plan (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 30, 2009).

+*10.22
Form of deferred stock unit award certificate to be used under the Denny's Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on From 10-K of Denny's Corporation for the year ended December 31, 2014).

*10.23
Capped Fixed $$ Discounted Share Buyback (“DSB”) With Initial Delivery Confirmation dated November 6, 2015 between Denny's Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Denny's Corporation for the year ended December 29, 2015).

10.24	Capped Fixed $$ Discounted Share Buyback (“DSB”) With Initial Delivery Confirmation dated November 21, 2016 between Denny's Corporation and MUFG Securities EMEA plc.

Exhibit No.	Description

21.1	Subsidiaries of Denny's Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny’s Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Denotes management contracts or compensatory plans or arrangements.
*	Incorporated by reference.

Item 16.     Form 10-K Summary

None.

DENNY’S CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Denny's Corporation

We have audited the accompanying consolidated balance sheets of Denny’s Corporation and subsidiaries as of December 28, 2016 and December 30, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended December 28, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Denny’s Corporation and subsidiaries as of December 28, 2016 and December 30, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

 /s/ KPMG LLP
Greenville, South Carolina
February 27, 2017

Denny’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 28, 2016	December 30, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,592	$1,671
Receivables, net	19,841	16,552
Inventories	3,046	3,117
Assets held for sale	1,020	931
Prepaid and other current assets	9,408	14,143
Total current assets	35,907	36,414
Property, net	133,102	124,816
Goodwill	35,233	33,454
Intangible assets, net	54,493	46,074
Deferred financing costs, net	1,936	2,529
Deferred income taxes	17,683	29,159
Other noncurrent assets	27,797	24,591
Total assets	$306,151	$297,037

Liabilities
Current liabilities:
Current maturities of capital lease obligations	3,285	3,246
Accounts payable	25,289	20,759
Other current liabilities	64,796	77,548
Total current liabilities	93,370	101,553
Long-term liabilities:
Long-term debt, less current maturities	218,500	195,000
Capital lease obligations, less current maturities	23,806	17,499
Liability for insurance claims, less current portion	14,853	15,949
Other noncurrent liabilities	26,734	27,631
Total long-term liabilities	283,893	256,079
Total liabilities	377,263	357,632

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; December 28, 2016: 107,115 shares issued and 71,358 shares outstanding; December 30, 2015: 106,521 shares issued and 76,862 shares outstanding	1,071	1,065
Paid-in capital	577,951	565,364
Deficit	(382,843)	(402,245)
Accumulated other comprehensive loss, net of tax	(1,407)	(23,777)
Shareholders’ equity before treasury stock	194,772	140,407
Treasury stock, at cost, 35,757 and 29,659 shares, respectively	(265,884)	(201,002)
Total shareholders' deficit	(71,112)	(60,595)
Total liabilities and shareholders' deficit	$306,151	$297,037
See accompanying notes to consolidated financial statements.

 Denny’s Corporation and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$367,310	$353,073	$334,684
Franchise and license revenue	139,638	138,220	137,611
Total operating revenue	506,948	491,293	472,295
Costs of company restaurant sales:
Product costs	90,487	89,660	86,825
Payroll and benefits	142,823	136,626	133,280
Occupancy	19,557	20,443	20,845
Other operating expenses	49,229	47,628	47,858
Total costs of company restaurant sales	302,096	294,357	288,808
Costs of franchise and license revenue	40,805	43,345	44,761
General and administrative expenses	67,960	66,602	58,907
Depreciation and amortization	22,178	21,472	21,218
Operating (gains), losses and other charges, net	26,910	2,366	1,270
Total operating costs and expenses, net	459,949	428,142	414,964
Operating income	46,999	63,151	57,331
Interest expense, net	12,232	9,283	9,182
Other nonoperating (income) expense, net	(1,109)	139	(612)
Net income before income taxes	35,876	53,729	48,761
Provision for income taxes	16,474	17,753	16,036
Net income	$19,402	$35,976	$32,725

Basic net income per share	$0.26	$0.44	$0.38
Diluted net income per share	$0.25	$0.42	$0.37

Basic weighted average shares outstanding	75,325	82,627	86,323
Diluted weighted average shares outstanding	77,206	84,729	88,355

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Net income	$19,402	$35,976	$32,725
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $2,148, $1,425 and $(4,019)	21,819	2,230	(6,304)
Recognition of unrealized gain (loss) on hedge transactions, net of tax of $353, $(898) and $(933)	551	(1,405)	(1,456)
Other comprehensive income (loss)	22,370	825	(7,760)
Total comprehensive income	$41,772	$36,801	$24,965

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Treasury Stock		Paid-in		Accumulated Other Comprehensive	Total Shareholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, Net	(Deficit)
	(In thousands)
Balance, December 25, 2013	105,014	1,050	(15,782)	(72,336)	567,505	(470,946)	(16,842)	8,431
Net income	—	—	—	—	—	32,725	—	32,725
Other comprehensive loss	—	—	—	—	—	—	(7,760)	(7,760)
Share-based compensation on equity classified awards	—	—	—	—	2,345	—	—	2,345
Purchase of treasury stock	—	—	(5,329)	(35,990)	—	—	—	(35,990)
Issuance of common stock for share-based compensation	151	1	—	—	(1)	—	—	—
Exercise of common stock options	653	7	—	—	2,162	—	—	2,169
Tax expense from share-based compensation	—	—	—	—	(337)	—	—	(337)
Balance, December 31, 2014	105,818	$1,058	(21,111)	$(108,326)	$571,674	$(438,221)	$(24,602)	$1,583
Net income	—	—	—	—	—	35,976	—	35,976
Other comprehensive income	—	—	—	—	—	—	825	825
Share-based compensation on equity classified awards	—	—	—	—	3,428	—	—	3,428
Purchase of treasury stock	—	—	(8,548)	(92,676)	—	—	—	(92,676)
Equity forward contract	—	—	—	—	(13,111)	—	—	(13,111)
Issuance of common stock for share-based compensation	503	5	—	—	(5)	—	—	—
Exercise of common stock options	200	2	—	—	730	—	—	732
Tax benefit from share-based compensation	—	—	—	—	2,648	—	—	2,648
Balance, December 30, 2015	106,521	$1,065	(29,659)	$(201,002)	$565,364	$(402,245)	$(23,777)	$(60,595)
Net income	—	—	—	—	—	19,402	—	19,402
Other comprehensive income	—	—	—	—	—	—	22,370	22,370
Share-based compensation on equity classified awards	—	—	—	—	5,590	—	—	5,590
Purchase of treasury stock	—	—	(4,580)	(51,771)	—	—	—	(51,771)
Equity forward contract settlement	—	—	(1,518)	(13,111)	13,111	—	—	—
Equity forward contract issuance	—	—	—	—	(6,884)	—	—	(6,884)
Issuance of common stock for share-based compensation	383	4	—	—	(4)	—	—	—
Exercise of common stock options	211	2	—	—	887	—	—	889
Tax expense from share-based compensation	—	—	—	—	(113)	—	—	(113)
Balance, December 28, 2016	107,115	$1,071	(35,757)	$(265,884)	$577,951	$(382,843)	$(1,407)	$(71,112)

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$19,402	$35,976	$32,725
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	22,178	21,472	21,218
Operating (gains), losses and other charges, net	26,910	2,366	1,270
Amortization of deferred financing costs	593	507	483
(Gain) loss on early extinguishments of debt	(5)	225	(33)
Gain on the change in fair value of interest rate caps	—	—	(11)
Deferred income tax expense	8,844	14,006	13,215
Increase (reversal) of tax valuation allowance	132	(130)	(270)
Share-based compensation	7,610	6,635	5,846
Excess tax benefits from share-based compensation	—	(2,648)	—
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	(2,922)	1,440	(1,456)
Inventories	71	(166)	(71)
Other current assets	4,622	(3,818)	(259)
Other assets	(3,582)	(78)	(2,118)
Increase (decrease) in liabilities:
Accounts payable	4,770	2,345	1,561
Accrued salaries and vacations	(7,370)	4,060	2,648
Accrued taxes	96	182	871
Other accrued liabilities	(10,217)	9,479	114
Other noncurrent liabilities	30	(11,216)	(1,159)
Net cash flows provided by operating activities	71,162	80,637	74,574
Cash flows from investing activities:
Capital expenditures	(19,749)	(26,977)	(22,076)
Acquisition of restaurants and real estate	(14,282)	(5,803)	—
Proceeds from disposition of property	1,932	95	64
Collections on notes receivable	1,676	1,740	2,289
Issuance of notes receivable	(2,233)	(1,790)	(1,566)
Net cash flows used in investing activities	(32,656)	(32,735)	(21,289)
Cash flows from financing activities:
Revolver borrowings	79,000	231,000	32,200
Revolver payments	(55,500)	(121,250)	(42,200)
Long-term debt payments	(3,200)	(58,344)	(7,237)
Deferred financing costs	—	(1,716)	—
Purchase of treasury stock	(51,643)	(92,644)	(36,058)
Purchase of equity forward contract	(6,884)	(13,111)	—
Proceeds from exercise of stock options	889	732	2,169
Tax withholding on share-based payments	—	(982)	(419)
Excess tax benefits from share-based compensation	—	2,648	—
Net bank overdrafts	(247)	4,362	(1,609)
Net cash flows used in financing activities	(37,585)	(49,305)	(53,154)
Increase (decrease) in cash and cash equivalents	921	(1,403)	131
Cash and cash equivalents at beginning of period	1,671	3,074	2,943
Cash and cash equivalents at end of period	$2,592	$1,671	$3,074

See accompanying notes to consolidated financial statements.

Denny’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Introduction and Basis of Reporting

Denny’s Corporation, or Denny’s, is one of America’s largest franchised full-service restaurant chains based on number of restaurants. Denny’s restaurants are operated in all 50 states, the District of Columbia, two U.S. territories and 11 foreign countries with principal concentrations in California (23% of total restaurants), Texas (11%) and Florida (8%).

At December 28, 2016, the Denny's brand consisted of 1,733 restaurants, 1,564 of which were franchised/licensed restaurants and 169 of which were company operated.

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

Fiscal Year. Our fiscal year ends on the last Wednesday in December. As a result, a fifty-third week is added to a fiscal year every five or six years. Fiscal 2014 included 53 weeks of operations, whereas 2016 and 2015 each included 52 weeks of operations.

Cash Equivalents and Short-term Investments. Our policy is to invest cash in excess of operating requirements in short-term highly liquid investments with an original maturity of three months or less, which we consider to be cash equivalents. Cash and cash equivalents include short-term investments of $0.5 million and $0.9 million at December 28, 2016 and December 30, 2015, respectively.

Receivables. Receivables, which are recorded at net realizable value, primarily consist of trade accounts receivables and financing receivables from franchisees, vendor receivables and credit card receivables. Trade accounts receivables from franchisees consist of royalties, advertising and rent. Financing receivables from franchisees primarily consist of notes from franchisees related to the roll-out of POS equipment. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on pre-defined criteria and management’s judgment of existing receivables. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

Inventories. Inventories consist of food and beverages and are valued primarily at the lower of cost and net realizable value.

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

Goodwill. Amounts recorded as goodwill primarily represent excess reorganization value recognized as a result of our 1998 bankruptcy. We also record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurant operations to franchisees, goodwill is decremented. We test goodwill for impairment at each fiscal year end and more frequently if circumstances indicate impairment may exist. Such indicators include, but are not limited to, a significant decline in our expected future cash flows, a significant adverse decline in our stock price, significantly adverse legal developments and a significant change in the business climate.

Other Intangible Assets. Other intangible assets consist primarily of trade names, franchise and license agreements, and reacquired franchise rights. Trade names are considered indefinite-lived intangible assets and are not amortized. Franchise and license agreements and reacquired franchise rights are amortized using the straight-line basis over the term of the related agreement. Reacquired franchise rights resulting from acquisitions are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received.

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

Long-term Investments. Long-term investments include nonqualified deferred compensation plan assets held in a rabbi trust. Each plan participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. The investments of the rabbi trust include debt and equity mutual funds. They are considered trading securities and are reported at fair value in other noncurrent assets with an offsetting liability included in other noncurrent liabilities in our Consolidated Balance Sheets. The realized and unrealized holding gains and losses related to the investments are recorded in other income (expense) with an offsetting amount recorded in general and administrative expenses related to the liability in our Consolidated Statements of Income. During 2016, 2015 and 2014, we incurred net gains of $0.9 million, $0.1 million and $0.5 million, respectively. The fair value of the deferred compensation plan investments was $11.2 million and $10.2 million at December 28, 2016 and December 30, 2015, respectively.

Deferred Financing Costs. Costs related to the issuance of debt are deferred and amortized as a component of interest expense using the effective interest method over the terms of the respective debt issuances.

Cash Overdrafts. Accounts payable in our Consolidated Balance Sheets include cash overdrafts of $4.1 million and $4.4 million at December 28, 2016 and December 30, 2015, respectively. Changes in such amounts are reflected in cash flows from financing activities in our Consolidated Statements of Cash Flows.

Self-insurance Liabilities. We record liabilities for insurance claims during periods in which we have been insured under large deductible programs or have been self-insured for our medical claims and workers’ compensation, general, product and automobile insurance liabilities. The liabilities for prior and current estimated incurred losses are discounted to their present value based on expected loss payment patterns determined by independent actuaries using our actual historical payments. These estimates include assumptions regarding claims frequency and severity as well as changes in our business environment, medical costs and the regulatory environment that could impact our overall self-insurance costs.

Total discounted workers’ compensation, general, product and automobile insurance liabilities at December 28, 2016 and December 30, 2015 were $19.2 million, reflecting a 1.5% discount rate, and $21.1 million, reflecting a 1.0% discount rate, respectively. The related undiscounted amounts at such dates were $20.0 million and $21.6 million, respectively.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. As a result of our early adoption of ASU 2015-17, all deferred taxes are reported as noncurrent in our Consolidated Balance Sheets. A valuation allowance reduces our net deferred tax asset to the amount that is more likely than not to be realized. We make certain estimates and judgments in the calculation of our provision for incomes taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets.

We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in income tax expense. Penalties, when incurred, are recognized in general and administrative expense. Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution.

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

Fair Value Measurements. The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are deemed to approximate fair value due to the immediate or short-term maturity of these instruments. The fair value of notes receivable approximates the carrying value after consideration of recorded allowances and related risk-based interest rates. The liabilities under our credit facility are carried at historical cost, which approximates fair value. The fair value of our long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at market rates.

Employee Benefit Plans. Each year we measure and recognize the funded status of our defined benefit plans in our Consolidated Balance Sheets as of December 31. That date represents the month-end that is closest to our fiscal year-end. The funded status is adjusted for any contributions or significant events (such as a plan amendment, settlement, or curtailment that calls for a remeasurement) that occurs between our fiscal year-end and December 31.

Derivative Instruments. We use derivative financial instruments to manage our exposure to interest rate risk. We do not enter into derivative instruments for trading or speculative purposes. All derivatives are recognized on our Consolidated Balance Sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income (“OCI”), based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in OCI are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in OCI are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. By entering into derivative instruments, we are exposed to counterparty credit risk. When the fair value of a derivative instrument is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We manage our exposure to this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

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

Gift cards. We sell gift cards which have no stated expiration dates. We recognize revenue from gift cards when the gift card is redeemed by the customer or when we determine the likelihood of redemption is remote (gift card breakage). Breakage is based on our company-specific historical redemption patterns. We recognized $0.3 million, $0.3 million and $0.4 million in breakage on gift cards during 2016, 2015 and 2014, respectively. We believe that the amounts recognized for breakage have been and will continue to be insignificant.

Franchise and License Fees. We recognize initial franchise and license fees when all of the material obligations have been performed and conditions have been satisfied, typically when operations of a new franchised restaurant have commenced. Continuing fees, such as royalties and rents, are recorded as income. Royalties are recognized in the period in which the sales occurred. During 2016, 2015 and 2014, we recorded initial fees of $2.6 million, $2.3 million and $1.8 million, respectively, as a component of franchise and license revenue in our Consolidated Statements of Income. At December 28, 2016 and December 30, 2015, deferred fees were $2.1 million and $1.9 million, respectively, and are included in other accrued liabilities in the accompanying Consolidated Balance Sheets. For 2016, 2015 and 2014, our ten largest franchisees accounted for 29%, 29% and 32% of our franchise revenues, respectively.

Advertising Costs. We expense production costs for radio and television advertising in the year in which the commercials are initially aired. Advertising expense for 2016, 2015 and 2014 was $13.1 million, $12.5 million and $12.3 million, respectively, net of contributions from franchisees to our advertising programs, including local co-operatives, of $76.5 million, $72.5 million and $70.3 million, respectively. Advertising costs are recorded as a component of other operating expenses in our Consolidated Statements of Income.

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

Gains/Losses on Sales of Restaurants Operations to Franchisees, Real Estate and Other Assets. Generally, gains/losses on sales of restaurant operations to franchisees (which may include real estate), real estate properties and other assets are recognized when the sales are consummated and certain other gain recognition criteria are met. Total gains/losses are included as a component of operating (gains), losses and other charges, net in our Consolidated Statements of Income.

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We estimate potential forfeitures of share-based awards and adjust the forfeiture rate over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Share-based compensation expense is included as a component of general and administrative expenses in our Consolidated Statements of Income. Tax expense or benefit recognized related to share-based compensation is included as a component of provision for income taxes in our Consolidated Statements of Income. Tax benefit in excess of recognized compensation cost is reported as a cash outflow from operating activities and as a cash inflow from financing activities in our Consolidated Statements of Cash Flows.

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

Newly Adopted Accounting Standards

Effective December 31, 2015, we adopted ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective December 31, 2015, we adopted ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which simplifies the guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. Also effective December 31, 2015, we adopted ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update),” which addresses the SEC's comments related to the absence of authoritative guidance within ASU 2015-03 related to line-of-credit arrangements. According to this guidance, the SEC will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance did not have any impact on our consolidated financial statements and we will continue to classify debt issuance costs as an asset.

Effective December 31, 2015, we adopted, on a prospective basis, ASU 2015-05, “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance about whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with the acquisition of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective December 31, 2015, we adopted ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires inventory that is measured using the first-in, first-out method to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force),” which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We early adopted this guidance as of March 30, 2016 on a prospective basis. The adoption of this guidance did not have any impact on our consolidated financial statements.

Accounting Standards to be Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance clarifies the principles used to recognize revenue for all entities and requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. The FASB has subsequently amended this guidance by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues, including principal versus agent considerations, licensing and identifying performance obligations, assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach upon adoption. All of the standards are effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018). The guidance allows for either a retrospective or cumulative effect transition method with early application permitted. The guidance is not expected to impact the recognition of company restaurant sales or royalties from franchised restaurants. Upon adoption, initial franchise fees, which are currently recognized upon the opening of a franchise restaurant, are expected to be deferred and recognized over the term of the underlying franchise agreement. We are currently evaluating the impact this guidance will have on the recognition of other transactions on our consolidated financial statements, including our advertising arrangements with franchisees currently reported on a net versus gross basis in our consolidated statements of earnings, and the effect it will have on our disclosures. We have not yet selected a transition method.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018) with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform financial statement users of credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 (our fiscal 2020) with early adoption permitted for annual and interim periods beginning after December 15, 2018 (our fiscal 2019). We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. The guidance will be adopted using a modified retrospective approach. Based on a preliminary assessment, we expect the adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheets, as most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 (our fiscal 2017) with early adoption permitted. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Currently, we do not recognize excess tax benefits until the deduction reduces taxes payable. Therefore, upon adoption, we expect to recognize $6 million - $10 million of excess tax benefits as an increase in deferred tax assets and a cumulative-effect adjustment to retained earnings as of December 29, 2016 (the first day of fiscal 2017). Also, upon adoption any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statement of income, instead of additional paid-in capital in the consolidated balance sheet. This reclassification will be made on a prospective basis and could have a material impact on the provision for income taxes in our consolidated financial statements depending on the changes in fair value of our share-based payment awards. In addition, we have elected, upon adoption, to account for forfeitures when they occur, which results in a cumulative-effect adjustment to retained earnings as of December 29, 2016 (the first day of fiscal 2017) of approximately $0.6 million.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”. The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018) with early adoption permitted. The guidance is to be applied using a retrospective transition method to each period presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our financial statements as a result of future adoption.

Note 3.     Receivables

Receivables, net were comprised of the following:

	December 28, 2016	December 30, 2015
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,513	$10,591
Financing receivables from franchisees	2,804	1,352
Vendor receivables	3,865	3,049
Credit card receivables	1,678	1,606
Other	1,261	251
Allowance for doubtful accounts	(280)	(297)
Total current receivables, net	$19,841	$16,552

Noncurrent assets (included as a component of other noncurrent assets):
Notes receivable from franchisees	$732	$541

Note 4.     Property

Property, net consisted of the following:

	December 28, 2016	December 30, 2015
	(In thousands)
Land	$29,914	$29,856
Buildings and leasehold improvements	243,323	238,134
Other property and equipment	79,804	77,392
Total property owned	353,041	345,382
Less accumulated depreciation	241,132	235,967
Property owned, net	111,909	109,415
Buildings, vehicles and other equipment held under capital leases	35,246	27,429
Less accumulated amortization	14,053	12,028
Property held under capital leases, net	21,193	15,401
Total property, net	$133,102	$124,816

 The following table reflects the property assets, included in the table above, which were leased to franchisees:

	December 28, 2016	December 30, 2015
	(In thousands)
Land	$16,192	$16,192
Buildings and leasehold improvements	59,896	61,551
Total property owned, leased to franchisees	76,088	77,743
Less accumulated depreciation	52,020	52,872
Property owned, leased to franchisees, net	24,068	24,871
Buildings held under capital leases, leased to franchisees	5,656	4,573
Less accumulated amortization	3,408	3,003
Property held under capital leases, leased to franchisees, net	2,248	1,570
Total property leased to franchisees, net	$26,316	$26,441

Depreciation expense, including amortization of property under capital leases, for 2016, 2015 and 2014 was $20.6 million, $20.0 million and $19.2 million, respectively. Substantially all owned property is pledged as collateral for our Credit Facility. See Note 10.

Note 5.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill:

	December 28, 2016	December 30, 2015
	(In thousands)
Balance, beginning of year	$33,454	$31,451
Additions related to acquisitions	1,827	2,050
Write-offs and reclassifications associated with the sale of restaurants	(48)	(47)
Balance, end of year	$35,233	$33,454

Other intangible assets were comprised of the following:

	December 28, 2016		December 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,076	$—	$44,068	$—
Liquor licenses	166	—	126	—
Intangible assets with definite lives:
Franchise and license agreements	190	186	12,237	12,026
Reacquired franchise rights	11,498	1,251	2,823	1,154
Intangible assets	$55,930	$1,437	$59,254	$13,180

During the year ended December 28, 2016, we acquired ten franchised restaurants for $13.7 million, of which $9.5 million was allocated to reacquired franchise rights, $2.3 million to property and $1.8 million to goodwill. In addition, we recorded $3.4 million of capital leases in connection with the acquired franchised restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates.

The $12.0 million decrease in franchise and license agreements primarily resulted from the removal of fully amortized agreements. The weighted-average life of the reacquired franchise rights is 11 years. The amortization expense for definite-lived intangibles and other assets for 2016, 2015 and 2014 was $1.5 million, $1.5 million and $2.1 million, respectively. Estimated amortization expense for intangible assets with definite lives in the next five years is as follows:

(In thousands)
2017	$1,452
2018	1,065
2019	933
2020	867
2021	791

We performed an annual impairment test as of December 28, 2016 and determined that none of the recorded goodwill or other intangible assets with indefinite lives were impaired.

Note 6.     Other Current Liabilities

Other current liabilities consisted of the following:

	December 28, 2016	December 30, 2015
	(In thousands)
Accrued salaries and vacation	$27,056	$30,549
Accrued insurance, primarily current portion of liability for insurance claims	6,651	7,076
Accrued taxes	7,407	7,311
Accrued advertising	8,051	7,737
Accrued pension	259	9,648
Gift cards	5,474	4,611
Other	9,898	10,616
Other current liabilities	64,796	77,548

Note 7.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net were comprised of the following:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Pension settlement loss	$24,297	$—	$—
Losses (gains) on sales of assets and other, net	29	(93)	(112)
Restructuring charges and exit costs	1,486	1,524	981
Impairment charges	1,098	935	401
Operating (gains), losses and other charges, net	$26,910	$2,366	$1,270

The pre-tax pension settlement loss of $24.3 million related to the completion of the Pension Plan liquidation during the year ended December 28, 2016. See Note 11 for details on the Pension Plan liquidation.

Restructuring charges and exit costs were comprised of the following:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Exit costs	$591	$697	$335
Severance and other restructuring charges	895	827	646
Total restructuring charges and exit costs	$1,486	$1,524	$981

The components of the change in accrued exit cost liabilities were as follows:

	December 28, 2016	December 30, 2015
	(In thousands)
Balance, beginning of year	$2,043	$2,142
Exit costs (1)	591	697
Payments, net of sublease receipts	(855)	(932)
Interest accretion	117	136
Balance, end of year	1,896	2,043
Less current portion included in other current liabilities	330	550
Long-term portion included in other noncurrent liabilities	$1,566	$1,493

(1)	Included as a component of operating (gains), losses and other charges, net.

As of both December 28, 2016 and December 30, 2015, we had accrued severance and other restructuring charges of $0.4 million. The balance as of December 28, 2016 is expected to be paid during the next 12 months.

Estimated net cash payments related to exit cost liabilities in the next five years are as follows:

(In thousands)
2017	$439
2018	427
2019	253
2020	197
2021	209
Thereafter	909
Total	2,434
Less imputed interest	538
Present value of exit cost liabilities	$1,896

The present value of exit cost liabilities is net of $1.9 million of existing sublease arrangements and $0.9 million related to properties for which we assume we will enter into sublease agreements in the future. See Note 8 for a schedule of future minimum lease commitments and amounts to be received as lessor or sub-lessor for both open and closed restaurants.

Impairment charges of $1.1 million for the year ended December 28, 2016 and $0.9 million for the year ended December 30, 2015 resulted primarily from the impairment of restaurants identified as assets held for sale. Impairment charges of $0.4 million for the year ended December 31, 2014 resulted primarily from the impairment of an underperforming restaurant.

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

Minimum future lease commitments and amounts to be received as lessor or sublessor under non-cancelable leases, including leases for both open and closed restaurants and optional renewal periods that have been included in the lease term, at December 28, 2016 were as follows:

	Commitments		Lease Receipts
	Capital	Operating	Operating
	(In thousands)
2017	$8,628	$28,470	$27,357
2018	7,847	26,302	25,945
2019	7,245	23,176	22,835
2020	6,467	19,290	19,975
2021	5,849	16,348	17,898
Thereafter	29,725	65,216	86,224
Total	65,761	$178,802	$200,234
Less imputed interest	38,670
Present value of capital lease obligations	$27,091

Rent expense is a component of both occupancy expense and costs of franchise and license revenue in our Consolidated Statements of Income. Lease and sublease rental income is a component of franchise and license revenue in our Consolidated Statements of Income. Rental expense and income were comprised of the following:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Rental expense:
Included as a component of occupancy:
Base rents	$8,602	$8,998	$9,462
Contingent rents	3,351	3,134	2,688
Included as a component of costs of franchise and license revenue:
Base rents	$19,883	$21,751	$23,940
Contingent rents	$3,077	$2,897	$2,847
Total rental expense	$34,913	$36,780	$38,937

Rental income (included as a component of franchise and license revenue):
Base rents	$28,183	$30,166	$33,926
Contingent rents	5,337	5,305	4,608
Total rental income	$33,520	$35,471	$38,534

Note 9.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of December 28, 2016:
Deferred compensation plan investments (1)	$11,248	$11,248	$—	$—	market approach
Interest rate swaps (2)	(756)	—	(756)	—	income approach
Total	$10,492	$11,248	$(756)	$—

Fair value measurements as of December 30, 2015:
Deferred compensation plan investments (1)	$10,159	$10,159	$—	$—	market approach
Interest rate swaps (2)	$(1,660)	$—	$(1,660)	$—	income approach
Total	$8,499	$10,159	$(1,660)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 10 for details on the interest rate swaps.

See Note 11 for the disclosures related to the fair value of our pension plan assets.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Other Observable Inputs (Level 2)	Impairment Charges	Valuation Technique

Fair value measurements as of December 28, 2016:
Assets held for sale(1)	$1,020	$1,098	market approach

Fair value measurements as of December 30, 2015:
Assets held for sale(1)	$931	$264	market approach

(1)
As of December 28, 2016 and December 30, 2015, assets held for sale were written down to their fair value. The fair value of assets held for sale is based upon Level 2 inputs, which include sales agreements.

See Note 5 for the disclosures related to the fair value of acquired of franchised restaurants.

Note 10.     Long-Term Debt

Long-term debt consisted of the following:

	December 28, 2016	December 30, 2015
	(In thousands)
Revolving loans due March 30, 2020	$218,500	$195,000
Capital lease obligations	27,091	20,745
Total long-term debt	245,591	215,745
Less current maturities	3,285	3,246
Noncurrent portion of long-term debt	$242,306	$212,499

There are no future maturities of long-term debt due in 2017 through 2019. The $218.5 million of revolving loans are due in 2020.

Denny's Corporation and certain of its subsidiaries have a credit facility consisting of a $325 million senior secured revolver (with a $30 million letter of credit sublimit). As of December 28, 2016, we had outstanding revolver loans of $218.5 million and outstanding letters of credit under the senior secured revolver of $22.4 million. These balances resulted in availability of $84.1 million under the credit facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.45% and 1.76% as of December 28, 2016 and December 30, 2015, respectively. Taking into consideration the interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 2.74% and 2.31% as of December 28, 2016 and December 30, 2015, respectively.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company's consolidated leverage ratio and was set at LIBOR plus 175 basis points as of December 28, 2016. The maturity date for the credit facility is March 30, 2020.

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

During the fourth quarter of 2016, the credit facility was used to fund a $25 million accelerated share repurchase agreement. See Note 15 for the disclosures related to share repurchases.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the cash flows of our floating rate debt. We designated these interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional amounts.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of December 28, 2016, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of December 28, 2016, the fair value of the interest rate swaps was a liability of $0.8 million, which is recorded as a component of other noncurrent liabilities on our Consolidated Balance Sheets. See Note 15 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swap.

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

The Advantica Pension Plan (the “Pension Plan”) was closed to new qualifying participants as of December 31, 1999. Benefits ceased to accrue for Pension Plan participants as of December 31, 2004. During 2014, our Board of Directors approved the termination and liquidation of the Pension Plan as of December 31, 2014. During the year ended December 28, 2016, we completed the liquidation of the Pension Plan. Accordingly, we made a final contribution of $9.5 million to the Pension Plan. The resulting $67.7 million in Pension Plan assets were used to make lump sum payments and purchase annuity contracts, which are administered by a third-party provider. In addition, during the year ended December 28, 2016, we recognized a pre-tax settlement loss of $24.3 million related to the liquidation, reflecting the recognition of unamortized actuarial losses that were recorded in accumulated other comprehensive income. See Note 15.

Defined Benefit Plans

The obligations and funded status for the Pension Plan and other defined benefit plans were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 28, 2016	December 30, 2015	December 28, 2016	December 30, 2015
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$67,735	$74,208	$2,669	$2,713
Service cost	105	380	—	—
Interest cost	—	2,983	91	107
Actuarial (gains) losses	945	(5,780)	73	43
Benefits paid	(1,057)	(4,056)	(194)	(194)
Settlements	(67,728)	—	—	—
Benefit obligation at end of year	$—	$67,735	$2,639	$2,669
Accumulated benefit obligation	$—	$67,735	$2,639	$2,669

Change in Plan Assets:
Fair value of plan assets at beginning of year	$58,378	$62,820	$—	$—
Actual return on plan assets	861	(386)	—	—
Employer contributions	9,546	—	194	194
Benefits paid	(1,057)	(4,056)	(194)	(194)
Settlements	(67,728)	—	—	—
Fair value of plan assets at end of year	$—	$58,378	$—	$—
Funded status	$—	$(9,357)	$(2,639)	$(2,669)

The amounts recognized in our Consolidated Balance Sheets were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 28, 2016	December 30, 2015	December 28, 2016	December 30, 2015
	(In thousands)
Other current liabilities	$—	$(9,357)	$(259)	$(291)
Other noncurrent liabilities	—	—	(2,380)	(2,378)
Net amount recognized	$—	$(9,357)	$(2,639)	$(2,669)

The amounts recognized in accumulated other comprehensive income, that have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Plan		Other Defined Benefit Plans
	December 28, 2016	December 30, 2015	December 28, 2016	December 30, 2015
	(In thousands)
Unamortized actuarial losses, net	$—	(23,955)	(1,033)	(1,045)

During fiscal 2017, less than $0.1 million of accumulated other comprehensive income will be recognized related to our other defined benefit plans.

The components of the change in unamortized actuarial losses, net, included in accumulated other comprehensive loss were as follows:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015
	(In thousands)
Pension Plan:
Balance, beginning of year	$(23,955)	$(27,574)
Benefit obligation actuarial gain (loss)	(945)	5,780
Net (loss) gain	603	(3,894)
Amortization of net loss	—	1,733
Settlement loss recognized	24,297	—
Balance, end of year	$—	$(23,955)

Other Defined Benefit Plans:
Balance, beginning of year	$(1,045)	$(1,081)
Benefit obligation actuarial loss	(73)	(43)
Amortization of net loss	85	79
Settlement loss recognized	—	—
Balance, end of year	$(1,033)	$(1,045)

Minimum pension liability adjustments, net of tax for 2016, 2015 and 2014 were a reduction of $21.8 million, a reduction of $2.2 million and an addition of $6.3 million, respectively. Total minimum pension liability adjustments of $0.9 million (net of a tax benefit of $0.1 million) and $22.8 million (net of a tax benefit of $2.2 million) are included as a component of accumulated other comprehensive loss, net in our Consolidated Statements of Shareholders' Deficit for the years ended December 28, 2016 and December 30, 2015, respectively.

The components of net periodic benefit cost were as follows:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Pension Plan:
Service cost	$105	$380	$380
Interest cost	—	2,983	3,099
Expected return on plan assets	—	(3,508)	(3,953)
Amortization of net loss	—	1,733	924
Settlement loss recognized	$24,297	$—	$—
Net periodic benefit cost	$24,402	$1,588	$450
Other comprehensive (income) loss	$(23,955)	$(3,619)	$10,141

Other Defined Benefit Plans:
Interest cost	$91	$107	$123
Amortization of net loss	85	79	66
Settlement loss recognized	—	—	50
Net periodic benefit cost	$176	$186	$239
Other comprehensive (income) loss	$(12)	$(36)	$182

Net pension and other defined benefit plan costs (including premiums paid to the Pension Benefit Guaranty Corporation) for 2016, 2015 and 2014 were $24.6 million, $1.8 million and $0.7 million, respectively.

Assumptions

Because the Pension Plan was closed to new qualifying participants as of December 31, 1999 and benefits ceased to accrue for Pension Plan participants as of December 31, 2004, an assumed rate of increase in compensation levels was not applicable for 2016, 2015 or 2014.

	December 28, 2016	December 30, 2015	December 31, 2014
Assumptions used to determine benefit obligations:
Pension Plan:
Discount rate	N/A	1.34%
Other Defined Benefit Plans:
Discount rate	3.31%	3.62%

Assumptions used to determine net periodic pension cost:
Discount rate	3.62%	4.12%	4.98%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	N/A	5.75%	6.50%

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

Plan Assets

The investment policy of the Pension Plan is based on an evaluation of our ability and willingness to assume investment risk in light of the financial and benefit-related goals objectives deemed to be prudent by the fiduciaries of our pension plan assets. These objectives include, but are not limited to, earning a rate of return over time to satisfy the benefit obligation, managing funded status volatility and maintaining sufficient liquidity. There were no Pension Plan assets as of December 28, 2016 due to the Plan's liquidation during the year then ended.

The fair values of the Pension Plan assets were as follows as of December 30, 2015:

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

•
Cash Equivalents: Valuation determined by the trustee of the money market funds based on the fair value of the underlying securities within the fund, which represent the NAV, a practical expedient to fair value, of the units held by the Pension Plan at year-end.

Contributions and Expected Future Benefit Payments

We made $9.5 million contributions to the Pension Plan during the year ended December 28, 2016 and made no contributions during the year ended December 30, 2015. We made contributions of $0.2 million to our other defined benefit plans during each of the years ended December 28, 2016 and December 30, 2015, respectively. We expect to contribute $0.3 million to our other defined benefit plans during 2017.

Benefits expected to be paid for each of the next five years and in the aggregate for the five fiscal years from 2022 through 2026 are as follows:

Other Defined Benefit Plans
(In thousands)
2017	$259
2018	261
2019	494
2020	238
2021	223
2022 through 2026	1,233

Defined Contribution Plans

Eligible employees can elect to contribute up to 25% of their compensation to our 401(k) plan. Effective January 1, 2016, the plan was amended and restated to incorporate Safe Harbor Plan design features which included changes to participant eligibility, company contribution amounts and vesting. As a result, beginning in 2016, we match up to a maximum of 4% of compensation deferred by the participant. Prior to 2016, we made matching contributions of up to 3% of compensation deferred by the participant. In addition, a non-qualified deferred compensation plan is offered to certain employees. This plan allows participants to defer up to 50% of their annual salary and up to 100% of their bonus, on a pre-tax basis. Prior to 2016, we made matching contributions of up to 3% of compensation deferred by the participant under the non-qualified deferred compensation plan. Beginning in 2016, matching contributions are no longer made under this plan. We made total contributions of $2.2 million, $1.6 million and $1.4 million for 2016, 2015 and 2014, respectively, under these plans.

Note 12.     Share-Based Compensation

Share-Based Compensation Plans

We maintain three share-based compensation plans under which stock options and other awards granted to our employees and directors are outstanding. Currently, the Denny's Corporation 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”) is used to grant share-based compensation to selected employees, officers and directors of Denny’s and its affiliates. However, we reserve the right to pay discretionary bonuses, or other types of compensation, outside of this plan. At December 28, 2016, there were 1.5 million shares available for grant under the 2012 Omnibus Plan. In addition, we have 0.8 million shares available to be issued outside of the 2012 Omnibus Plan pursuant to the grant or exercise of employment inducement awards of stock options and restricted stock units in accordance with NASDAQ Listing Rule 5635(c)(4).

Share-Based Compensation Expense

Total share-based compensation expense included as a component of net income was as follows:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Stock options	$—	$—	$52
Performance share awards	7,236	5,821	5,009
Restricted stock units for board members	374	814	785
Total share-based compensation	$7,610	$6,635	$5,846

The income tax benefits recognized as a component of the provision for income taxes in our Consolidated Statements of Income related to share-based compensation expense were approximately $3.0 million, $2.6 million and $2.3 million during the years ended December 28, 2016, December 30, 2015 and December 31, 2014, respectively.

Stock Options

Prior to 2012, stock options were granted that vest evenly over 3 years, have a 10-year contractual life and are issued at the market value at the date of grant. There were no options granted in 2016, 2015 or 2014.

The following table summarizes information about stock options outstanding and exercisable at December 28, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding, beginning of year	1,338	$3.20
Exercised	(211)	$4.22
Outstanding, end of year	1,127	$3.01	2.90	$11,110
Exercisable, end of year	1,127	$3.01	2.90	$11,110

The total intrinsic value of the options exercised was $1.4 million, $1.4 million and $3.0 million during the years ended December 28, 2016, December 30, 2015 and December 31, 2014, respectively.

Restricted Stock Units

We primarily grant restricted stock units containing a market condition based on the total shareholder return of our stock compared with the returns of a group of peer companies and restricted stock units containing a performance condition based on the Company's achievement of certain operating metrics. The number of shares that are ultimately issued is dependent upon the level of obtainment of the market and performance conditions. The following table summarizes the restricted stock units activity during the year ended December 28, 2016:

	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding, beginning of year	1,028	$9.55
Granted	650	$9.47
Converted	(297)	$8.05
Forfeited	(15)	$9.74
Outstanding, end of year	1,366	$9.84
Convertible, end of year	235	$7.55

In February 2016, and included in the restricted stock units activity table above, we granted certain employees approximately 0.3 million performance shares that vest based on the total shareholder return (“TSR”) of our stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EBITDA growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $9.43 per share. The performance shares based on the Adjusted EBITDA growth rate have a grant date fair value of $9.52 per share, the market value of our stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 28, 2016. The performance period for these performance shares is the three year fiscal period beginning December 31, 2015 and ending December 26, 2018. The performance shares will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period. For 2016, 2015 and 2014, the weighted average grant date fair value of awards granted was $9.47, $11.43 and $7.51, respectively.

We made payments of $2.5 million, $3.4 million and $1.1 million in cash during 2016, 2015 and 2014, respectively, related to converted restricted stock units. The intrinsic value of shares converted was $3.5 million, $4.9 million and $1.4 million, during 2016, 2015 and 2014, respectively. As of December 28, 2016 and December 30, 2015, we had accrued compensation of $3.9 million and $2.6 million, respectively, included as a component of other current liabilities and $0.3 million and $2.2 million, respectively, included as a component of other noncurrent liabilities in our Consolidated Balance Sheets (based on the fair value of the related shares for the liability classified units as of the respective balance sheet dates). As of December 28, 2016, we had $7.0 million of unrecognized compensation cost related to unvested restricted stock unit awards granted, which is expected to be recognized over a weighted average of 1.7 years.

Board Deferred Stock Units

During the quarter ended June 29, 2016, we granted 0.1 million deferred stock units (DSUs) (which are equity classified) with a weighted average grant date fair value of $10.77 per unit to non-employee members of our Board of Directors. A director may elect to convert these awards into shares of our common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. During the quarter ended September 28, 2016 these awards were subsequently canceled and rescinded and replacement awards were issued. Directors who had previously elected a one-year conversion of the 2016 award received a replacement cash award. The total replacement cash award was $0.5 million and is liability classified. Directors who had previously elected conversion of the 2016 award at a later date received a replacement DSU award, which is equity classified and has a three year vesting term. The total replacement DSU award was less than 0.1 million DSUs with a weighted average grant date fair value of $10.77 per unit.

During the year ended December 28, 2016, deferred stock units with an intrinsic value of $0.1 million were converted into shares of our common stock. As of both December 28, 2016 and December 30, 2015 there were 0.9 million deferred stock units outstanding. As of December 28, 2016, we had approximately $0.3 million of unrecognized compensation cost related to all unvested deferred stock unit awards outstanding, which is expected to be recognized over a weighted average of 2.3 years.

Note 13.     Income Taxes

The provisions for income taxes were as follows:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Current:
Federal	$4,270	$1,622	$377
State and local	2,316	1,382	1,818
Foreign	912	873	896
Deferred:
Federal	8,225	12,264	13,269
State and local	619	1,742	(54)
Increase (release) of valuation allowance	132	(130)	(270)
Total provision for income taxes	$16,474	$17,753	$16,036

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	December 28, 2016	December 30, 2015	December 31, 2014
Statutory provision rate	35%	35%	35%
State and local taxes, net of federal income tax benefit	9	6	3
Foreign taxes, net of federal income tax benefit	—	—	1
Wage addback on income tax credits earned	3	2	2
General business credits generated	(9)	(6)	(6)
Foreign tax credits generated	(12)	(2)	—
Pension plan liquidation	18	—	—
Other	2	(2)	(1)
Release of valuation allowance	—	—	(1)
Effective tax rate	46%	33%	33%

For the 2016 period, the difference in the overall effective rate from the U.S. statutory rate was primarily due to state taxes, the generation of employment tax credits, the Pension Plan liquidation, and foreign tax credits generated with the filings of federal amended tax returns. The 2016 rates were impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit recognized with the reversal of our valuation allowance in 2011. In addition, we amended prior years’ U.S. tax returns in order to maximize a foreign tax credit in lieu of a foreign tax deduction, resulting in a net tax benefit of approximately $3.7 million during the year.

The following table represents the approximate tax effect of each significant type of temporary difference that resulted in deferred income tax assets or liabilities.

	December 28, 2016	December 30, 2015
	(In thousands)
Deferred tax assets:
Self-insurance accruals	$7,791	$8,371
Capitalized leases	2,298	2,083
Accrued exit cost	1,074	935
Fixed assets	—	1,638
Interest rate swaps	294	647
Pension, other retirement and compensation plans	12,378	11,570
Other accruals	386	395
Alternative minimum tax credit carryforwards	3,534	5,344
General business credit carryforwards - state and federal	13,541	20,691
Net operating loss carryforwards - state	11,753	12,172
Total deferred tax assets before valuation allowance	53,049	63,846
Less: valuation allowance	(12,567)	(12,395)
Total deferred tax assets	40,482	51,451
Deferred tax liabilities:
Intangible assets	(22,073)	(22,190)
Deferred finance costs	(125)	(102)
Fixed assets	(601)	—
Total deferred tax liabilities	(22,799)	(22,292)
Net deferred tax asset	$17,683	$29,159

At December 28, 2016, we had available, on a consolidated basis, federal general business credit carryforwards of approximately $17.0 million, most of which expire between 2030 and 2036, and alternative minimum tax (“AMT”) credit carryforwards of approximately $3.5 million, which never expire. Approximately $6.9 million of general business credit carryforwards are unrecognized in the schedule above and on our Consolidated Balance Sheets as a result of the application of ASC Paragraph 718-740-25-10, which delays their recognition in paid-in capital until they reduce taxes payable.

It is more likely than not that we will be able to utilize our credit carryforwards prior to expiration. In addition, it is more likely than not we will be able to utilize all of our existing temporary differences and a portion of our state tax net operating losses and state tax credit carryforwards prior to their expiration.

Of the $12.6 million valuation allowance remaining, approximately $9.7 million represents South Carolina net operating loss carryforwards that will never be utilized. An additional $2.0 million of the valuation allowance, if released, will be credited directly to paid-in capital.

Prior to 2005, Denny’s had ownership changes within the meaning of Section 382 of the Internal Revenue Code. In general, Section 382 places annual limitations on the use of certain tax attributes, such as AMT tax credit carryforwards, in existence at the ownership change date. It is our position that any pre-2005 AMT tax credits can be utilized as of December 28, 2016. The occurrence of an additional ownership change could limit our ability to utilize our current income tax credits generated after 2004.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 28, 2016	December 30, 2015
	(In thousands)
Balance, beginning of year	$—	$—
Increases related to current-year tax positions	1,180	—
Balance, end of year	$1,180	$—

There was no interest expense associated with unrecognized tax benefits for the years ended December 28, 2016 or December 30, 2015.

We file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012. We remain subject to examination for U.S. federal taxes for 2013-2016 and in the following major state jurisdictions: California (2012-2016), Florida (2013-2016) and Texas (2013-2016).

Note 14.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands, except per share amounts)
Net income	$19,402	$35,976	$32,725

Weighted average shares outstanding - basic	75,325	82,627	86,323
Effect of dilutive share-based compensation awards	1,881	2,102	2,032
Weighted average shares outstanding - diluted	77,206	84,729	88,355

Basic net income per share	$0.26	$0.44	$0.38
Diluted net income per share	$0.25	$0.42	$0.37

Anti-dilutive share-based compensation awards	—	—	218

Note 15.     Shareholders' Equity

Share Repurchases

Our credit facility permits the purchase of Denny’s stock and the payment of cash dividends subject to certain limitations. Over the past several years, our Board of Directors has approved share repurchase programs authorizing us to repurchase up to a set amount of shares or dollar amount of our common stock. Under the programs, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions. During 2016, 2015 and 2013, the Board approved share repurchase programs for $100 million of our common stock, $100 million of our common stock and 10.0 million shares of our common stock, respectively.

In November 2015, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the “2015 ASR”) agreement with Wells Fargo Bank, National Association (“Wells Fargo”), to repurchase an aggregate of $50 million of our common stock. During 2015, pursuant to the terms of the 2015 ASR agreement, we paid $50 million in cash, received approximately 3.5 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $36.9 million of treasury stock related to these shares. The remaining balance of $13.1 million was included as additional paid-in capital in shareholders' equity as of December 30, 2015 as an equity forward contract. During 2016, we settled the 2015 ASR agreement, recording $13.1 million of treasury stock related to the final delivery of an additional 1.5 million shares of our common stock. The total number of shares repurchased was based on a combined discounted volume-weighted average price (VWAP) of $9.90 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement.

In November 2016, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the “2016 ASR”) agreement with MUFG Securities EMEA plc (“MUFG”), to repurchase an aggregate of $25 million of our common stock. Pursuant to the terms of the 2016 ASR agreement, we paid $25 million in cash and received approximately 1.5 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.1 million of treasury stock related to these shares. The remaining balance of $6.9 million was recorded as additional paid-in capital in shareholders' equity as of December 28, 2016 as an equity forward contract and will be settled during 2017. The total aggregate number of shares of our common stock repurchased pursuant to the ASR agreement will be based generally on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the 2016 ASR agreement, subject to a minimum number of shares. Subsequent to the year ended December 28, 2016, we settled the 2016 ASR agreement. See Note 19.

During 2016, including shares repurchased under the 2016 ASR, we repurchased a total of 4.6 million shares for $51.8 million, thus completing the 2015 repurchase program. In addition, we recorded 1.5 million and $13.1 million in treasury stock as a result of settling the 2015 ASR. During 2015 and 2014, we repurchased 8.5 million and 5.3 million shares for a total of $92.7 million and $36.0 million, respectively, thus completing the 2013 repurchase program. As of December 28, 2016, there was $79.2 million remaining under the 2016 repurchase program.

Repurchased shares are included as treasury stock in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders' Deficit.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 25, 2013	$(18,690)	$1,848	$(16,842)
Benefit obligation actuarial loss	(12,611)	—	(12,611)
Net gain	1,248	—	1,248
Amortization of net loss (1)	990	—	990
Settlement loss recognized	50	—	50
Net change in fair value of derivatives	—	(2,389)	(2,389)
Income tax benefit	4,019	933	4,952
Balance as of December 31, 2014	$(24,994)	$392	$(24,602)
Benefit obligation actuarial gain	5,737	—	5,737
Net loss	(3,894)	—	(3,894)
Amortization of net loss (1)	1,812	—	1,812
Net change in fair value of derivatives	—	(1,444)	(1,444)
Reclassification of derivatives to interest expense (2)	—	(859)	(859)
Income tax (expense) benefit	(1,425)	898	(527)
Balance as of December 30, 2015	$(22,764)	$(1,013)	$(23,777)
Benefit obligation actuarial loss	(73)	—	(73)
Net loss	(342)	—	(342)
Amortization of net loss (1)	85	—	85
Settlement loss recognized	24,297	—	24,297
Net change in fair value of derivatives	—	1,693	1,693
Reclassification of derivatives to interest expense (2)	—	(789)	(789)
Income tax (expense) benefit	(2,148)	(353)	(2,501)
Balance as of December 31, 2016	$(945)	$(462)	$(1,407)

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

Note 16.     Commitments and Contingencies

We have guarantees related to certain franchisee loans with terms extending from one to five years. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through December 28, 2016, no events had occurred that caused us to make payments under the guarantees. There were $7.9 million and $8.7 million of loans outstanding under these programs as of December 28, 2016 and December 30, 2015, respectively. As of December 28, 2016, the maximum amounts payable under the loan guarantees were $1.3 million, respectively. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of December 28, 2016 and December 30, 2015, which are included as a component of other noncurrent liabilities in our Consolidated Balance Sheets and other nonoperating expense in our Consolidated Statements of Income.
There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

We have amounts payable under purchase contracts for food and non-food products. Many of these agreements do not obligate us to purchase any specific volumes and include provisions that would allow us to cancel such agreements with appropriate notice. Our future purchase obligation payments due by period for both company and franchised restaurants at December 28, 2016 consist of the following:

(In thousands)
Less than 1 year	$196,372
1-2 years	—
3-4 years	—
5 years and thereafter	—
Total	$196,372

For agreements with cancellation provisions, amounts included in the table above represent our estimate of purchase obligations during the periods presented if we were to cancel these contracts with appropriate notice. We would likely take delivery of goods under such circumstances.

Note 17.     Supplemental Cash Flow Information

	Fiscal Year Ended
	December 28, 2016	December 30, 2015	December 31, 2014
	(In thousands)
Income taxes paid, net	$3,012	$5,364	$3,802
Interest paid	$11,288	$8,141	$8,170

Noncash investing and financing activities:
Property acquisition payable	$—	$573	$—
Accrued purchase of property	$1,445	$1,781	$635
Issuance of common stock, pursuant to share-based compensation plans	$3,597	$4,551	$1,030
Execution of capital leases	$9,597	$5,556	$3,300
Treasury stock payable	$313	$185	$152

Note 18.     Quarterly Data (Unaudited)

The results for each quarter include all adjustments which, in our opinion, are necessary for a fair presentation of the results for interim periods. All adjustments are of a normal and recurring nature.

Selected consolidated financial data for each quarter of fiscal 2016 and 2015 are set forth below:

	Fiscal Year Ended December 28, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$90,386	$89,210	$93,122	$94,592
Franchise and licensing revenue	34,256	35,105	35,264	35,013
Total operating revenue	124,642	124,315	128,386	129,605
Total operating costs and expenses	106,409	129,148	110,809	113,583
Operating income	$18,233	$(4,833)	$17,577	$16,022
Net income	$9,954	$(11,552)	$9,726	$11,274
Basic net income per share (1)	$0.13	$(0.15)	$0.13	$0.16
Diluted net income per share (1)	$0.13	$(0.15)	$0.13	$0.15

(1)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	Fiscal Year Ended December 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Company restaurant sales	$85,982	$88,629	$89,279	$89,183
Franchise and licensing revenue	34,189	34,690	34,499	34,842
Total operating revenue	120,171	123,319	123,778	124,025
Total operating costs and expenses	104,854	105,905	108,055	109,328
Operating income	$15,317	$17,414	$15,723	$14,697
Net income	$8,533	$9,734	$8,950	$8,759
Basic net income per share (1)	$0.10	$0.12	$0.11	$0.11
Diluted net income per share (1)	$0.10	$0.11	$0.11	$0.11

(1)	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

Note 19.     Subsequent Events

On February 6, 2017, we settled the ASR agreement with MUFG. As a result, we received final delivery of an additional 0.5 million shares of our common stock, bringing the total number of shares repurchased pursuant to the ASR agreement to 2.0 million. The total number of shares repurchased was based on a combined discounted volume-weighted average price (VWAP) of $12.36 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement. In addition, during February 2017, we recorded $6.9 million of treasury stock related to the settlement of the equity forward contract related to the ASR agreement, which was included in shareholders' equity as additional paid-in capital as of December 28, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2017

DENNY'S CORPORATION

BY:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Miller	Chief Executive Officer, President and Director	February 27, 2017
(John C. Miller)	(Principal Executive Officer)

/s/ F. Mark Wolfinger	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Director	February 27, 2017
(F. Mark Wolfinger)	(Principal Financial Officer)

/s/ Jay C. Gilmore	Vice President, Chief Accounting Officer and Corporate Controller	February 27, 2017
(Jay C. Gilmore)	(Principal Accounting Officer)

/s/ Brenda J. Lauderback	Director and Chair of the Board of Directors	February 27, 2017
(Brenda J. Lauderback)

/s/ Gregg R. Dedrick	Director	February 27, 2017
(Gregg R. Dedrick)

/s/ José M. Gutiérrez	Director	February 27, 2017
(José M. Gutiérrez)

/s/ George W. Haywood	Director	February 27, 2017
(George W. Haywood)

/s/ Robert E. Marks	Director	February 27, 2017
(Robert E. Marks)

/s/ Donald C. Robinson	Director	February 27, 2017
(Donald C. Robinson)

/s/ Debra Smithart-Oglesby	Director	February 27, 2017
(Debra Smithart-Oglesby)

/s/ Laysha Ward	Director	February 27, 2017
(Laysha Ward)