Form 10-Q
period 2017-03-29
DENNYS CORP
filed 2017-05-02
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2017

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
Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

 As of April 26, 2017, 69,863,607 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 29, 2017	December 28, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,740	$2,592
Receivables	18,738	19,841
Inventories	3,088	3,046
Assets held for sale	1,754	1,020
Prepaid and other current assets	6,277	9,408
Total current assets	31,597	35,907
Property, net of accumulated depreciation of $255,163 and $255,185, respectively	133,141	133,102
Goodwill	35,607	35,233
Intangible assets, net	54,703	54,493
Deferred financing costs, net	1,787	1,936
Deferred income taxes	23,845	17,683
Other noncurrent assets	27,479	27,797
Total assets	$308,159	$306,151

Liabilities
Current liabilities:
Current maturities of capital lease obligations	$3,319	$3,285
Accounts payable	21,030	25,289
Other current liabilities	52,719	64,796
Total current liabilities	77,068	93,370
Long-term liabilities:
Long-term debt, less current maturities	230,000	218,500
Capital lease obligations, less current maturities	24,481	23,806
Liability for insurance claims, less current portion	14,347	14,853
Other noncurrent liabilities	26,945	26,734
Total long-term liabilities	295,773	283,893
Total liabilities	372,841	377,263

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; March 29, 2017: 107,536 shares issued and 70,241 shares outstanding; December 28, 2016: 107,115 shares issued and 71,358 shares outstanding	$1,075	$1,071
Paid-in capital	587,369	577,951
Deficit	(366,050)	(382,843)
Accumulated other comprehensive loss, net of tax	(2,016)	(1,407)
Shareholders’ equity before treasury stock	220,378	194,772
Treasury stock, at cost, 37,295 and 35,757 shares, respectively	(285,060)	(265,884)
Total shareholders' deficit	(64,682)	(71,112)
Total liabilities and shareholders' deficit	$308,159	$306,151
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$93,779	$90,386
Franchise and license revenue	34,131	34,256
Total operating revenue	127,910	124,642
Costs of company restaurant sales:
Product costs	23,133	22,653
Payroll and benefits	37,397	34,461
Occupancy	4,734	4,800
Other operating expenses	12,571	12,197
Total costs of company restaurant sales	77,835	74,111
Costs of franchise and license revenue	9,746	10,003
General and administrative expenses	17,509	16,927
Depreciation and amortization	5,736	5,493
Operating (gains), losses and other charges, net	783	(125)
Total operating costs and expenses, net	111,609	106,409
Operating income	16,301	18,233
Interest expense, net	3,541	2,774
Other nonoperating (income) expense, net	(357)	27
Net income before income taxes	13,117	15,432
Provision for income taxes	4,744	5,478
Net income	$8,373	$9,954

Basic net income per share	$0.12	$0.13
Diluted net income per share	$0.11	$0.13

Basic weighted average shares outstanding	71,004	77,060
Diluted weighted average shares outstanding	73,241	78,877

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Net income	$8,373	$9,954
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $9 and $8	14	13
Recognition of unrealized loss on hedge transactions, net of tax of $(397) and $(2,997)	(623)	(4,693)
Other comprehensive loss	(609)	(4,680)
Total comprehensive income	$7,764	$5,274

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 28, 2016	107,115	$1,071	(35,757)	$(265,884)	$577,951	$(382,843)	$(1,407)	$(71,112)
Cumulative effect adjustment	—	—	—	—	551	8,420	—	8,971
Net income	—	—	—	—	—	8,373	—	8,373
Other comprehensive loss	—	—	—	—	—	—	(609)	(609)
Share-based compensation on equity classified awards	—	—	—	—	1,857	—	—	1,857
Purchase of treasury stock	—	—	(984)	(12,292)	—	—	—	(12,292)
Equity forward contract settlement	—	—	(554)	(6,884)	6,884	—	—	—
Issuance of common stock for share-based compensation	396	4	—	—	(4)	—	—	—
Exercise of common stock options	25	—	—	—	130	—	—	130
Balance, March 29, 2017	107,536	$1,075	(37,295)	$(285,060)	$587,369	$(366,050)	$(2,016)	$(64,682)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$8,373	$9,954
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	5,736	5,493
Operating (gains), losses and other charges, net	783	(125)
Amortization of deferred financing costs	148	148
(Gain) loss on early extinguishments of debt and leases	73	(8)
Deferred income tax expense	3,225	3,722
Share-based compensation	1,973	1,948
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	3,345	2,634
Inventories	(41)	256
Other current assets	3,131	4,587
Other assets	(2,312)	(647)
Increase (decrease) in liabilities:
Accounts payable	(2,277)	1,023
Accrued salaries and vacations	(11,584)	(16,433)
Accrued taxes	(215)	(273)
Other accrued liabilities	(1,204)	(2,926)
Other noncurrent liabilities	(1,133)	(684)
Net cash flows provided by operating activities	8,021	8,669
Cash flows from investing activities:
Capital expenditures	(3,017)	(3,831)
Acquisition of restaurants and real estate	(3,800)	(1,476)
Proceeds from disposition of property	252	1,581
Collections on notes receivable	612	401
Issuance of notes receivable	(1,010)	(219)
Net cash flows used in investing activities	(6,963)	(3,544)
Cash flows from financing activities:
Revolver borrowings	31,000	18,500
Revolver payments	(19,500)	(12,500)
Long-term debt payments	(826)	(756)
Proceeds from exercise of stock options	130	290
Purchase of treasury stock	(11,742)	(3,832)
Net bank overdrafts	(972)	(4,361)
Net cash flows used in financing activities	(1,910)	(2,659)
Increase (decrease) in cash and cash equivalents	(852)	2,466
Cash and cash equivalents at beginning of period	2,592	1,671
Cash and cash equivalents at end of period	$1,740	$4,137

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. At March 29, 2017, the Denny's brand consisted of 1,731 restaurants, 1,559 of which were franchised/licensed restaurants and 172 of which were company operated.

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

These interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 28, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 27, 2017.

Note 2.     Summary of Significant Accounting Policies

Newly Adopted Accounting Standards

Effective December 29, 2016, we adopted Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.

As required by the guidance, excess tax benefits recognized on share-based compensation expense are reflected on a prospective basis in our condensed consolidated statements of income as a component of the provision for income taxes rather than paid-in capital. The cumulative-effect adjustment to retained earnings from previously unrecognized excess tax benefits resulted in an $8.8 million increase in deferred tax assets and a decrease to opening deficit.

In addition, we have elected to account for forfeitures as they occur. The cumulative-effect adjustment to retained earnings from previously estimated forfeitures resulted in a $0.4 million increase to opening deficit, a $0.2 million increase in deferred tax assets and a $0.6 million increase to additional paid-in capital. As allowed by the update, on a retrospective basis, cash flows related to excess tax benefits recognized on stock-based compensation expense are classified as operating activities in the condensed consolidated statements of cash flows. There was no material impact on the prior periods retrospectively adjusted. Cash paid on employees’ behalf related to shares withheld for tax purposes continues to be classified as financing activites.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The new guidance simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step impairment test. Impairment is measured based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. We early adopted ASU 2017-04 as of March 29, 2017 on a prospective basis. The adoption of this guidance did not have any impact on our consolidated financial statements.

Accounting Standards to be Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance clarifies the principles used to recognize revenue for all entities and requires companies to recognize revenue when it transfers goods or service to a customer in an amount that reflects the consideration to which a company expects to be entitled. The FASB has subsequently amended this guidance by issuing additional ASUs that provide clarification and further guidance around areas identified as potential implementation issues, including principal versus agent considerations, licensing and identifying performance obligations, assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach upon adoption. All of the standards are effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018). The guidance allows for either a retrospective or cumulative effect transition method with early application permitted. The guidance is not expected to impact the recognition of company restaurant sales or royalties from franchised restaurants. Upon adoption, initial franchise fees, which are currently recognized upon the opening of a franchise restaurant, are expected to be deferred and recognized over the term of the underlying franchise agreement. We are currently evaluating the impact this guidance will have on the recognition of other transactions on our consolidated financial statements, including our advertising arrangements with franchisees currently reported on a net versus gross basis in our consolidated statements of earnings, and the effect it will have on our disclosures. We have not yet selected a transition method.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The new guidance clarifies the definition of a business. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018) with early adoption permitted. The guidance is to be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The new guidance requires an entity to report the service cost component in the same line on the income statement as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. ASU 2017-07 is effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018) with early adoption permitted. The guidance is to be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	March 29, 2017	December 28, 2016
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$9,943	$10,513
Financing receivables from franchisees	4,978	2,804
Vendor receivables	1,630	3,865
Credit card receivables	1,342	1,678
Other	1,125	1,261
Allowance for doubtful accounts	(280)	(280)
Total current receivables, net	$18,738	$19,841

Noncurrent assets (included as a component of other noncurrent assets):
Financing receivables from franchisees	$638	$732

The $2.2 million increase in financing receivables from franchisees is primarily the result of a short-term franchisee note receivable related to the sale of real estate.

Note 4.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 28, 2016	$35,233
Additions related to acquisition	374
Balance, March 29, 2017	$35,607

Other intangible assets were comprised of the following:

	March 29, 2017		December 28, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,077	$—	$44,076	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Franchise and license agreements	190	188	190	186
Reacquired franchise rights	12,090	1,632	11,498	1,251
Intangible assets	$56,523	$1,820	$55,930	$1,437

During the quarter ended March 29, 2017, we acquired three franchised restaurants for $1.4 million, of which $0.6 million was allocated to reacquired franchise rights, $0.5 million to property and $0.4 million to goodwill. In addition, we recorded $0.4 million of capital leases in connection with the acquired franchised restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	March 29, 2017	December 28, 2016
	(In thousands)
Accrued salaries and vacation	$15,757	$27,056
Accrued insurance, primarily current portion of liability for insurance claims	6,260	6,651
Accrued taxes	7,192	7,407
Accrued advertising	8,539	8,051
Gift cards	4,461	5,474
Other	10,510	10,157
Other current liabilities	$52,719	$64,796

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Software implementation costs	2,124	—
Gains on sales of assets and other, net	(1,440)	(644)
Restructuring charges and exit costs	99	519
Operating (gains), losses and other charges, net	$783	$(125)

Software implementation costs of $2.1 million for the quarter ended March 29, 2017 were the result of our investment in a new cloud-based ERP system. Gains on sales of assets and other, net of $1.4 million for the quarter ended March 29, 2017 primarily related to real estate sold to a franchisee.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Exit costs	$31	$151
Severance and other restructuring charges	68	368
Total restructuring charges and exit costs	$99	$519

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 28, 2016	$1,896
Exit costs (1)	31
Payments, net of sublease receipts	(875)
Interest accretion	28
Balance, March 29, 2017	1,080
Less current portion included in other current liabilities	246
Long-term portion included in other noncurrent liabilities	$834

(1)	Included as a component of operating (gains), losses and other charges, net.

As of March 29, 2017 and December 28, 2016, we had accrued severance and other restructuring charges of $0.3 million and $0.4 million, respectively. The balance as of March 29, 2017 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of March 29, 2017:
Deferred compensation plan investments (1)	$11,792	$11,792	$—	$—	market approach
Interest rate swaps, net (2)	(1,776)	—	(1,776)	—	income approach
Total	$10,016	$11,792	$(1,776)	$—

Fair value measurements as of December 28, 2016:
Deferred compensation plan investments (1)	$11,248	$11,248	$—	$—	market approach
Interest rate swaps (2)	(756)	—	(756)	—	income approach
Total	$10,492	$11,248	$(756)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 8 for details on the interest rate swaps.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Other Observable Inputs (Level 2)	Impairment Charges	Valuation Technique
	(In thousands)
Fair value measurements as of March 29, 2017:
Assets held for sale (1)	$1,754	$—	market approach

Fair value measurements as of December 28, 2016:
Assets held for sale (1)	$1,020	$1,098	market approach

(1)
As of March 29, 2017 and December 28, 2016, assets were classified as assets held for sale and, if necessary, were written down to their fair value. The fair value of assets held for sale is based upon Level 2 inputs, which include sales agreements.

Note 8.     Long-Term Debt

Denny's Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $325 million senior secured revolver (with a $30 million letter of credit sublimit). As of March 29, 2017, we had outstanding revolver loans of $230.0 million and outstanding letters of credit under the senior secured revolver of $22.4 million. These balances resulted in availability of $72.6 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.61% and 2.45% as of March 29, 2017 and December 28, 2016, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 2.78% and 2.74% as of March 29, 2017 and December 28, 2016, respectively.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 175 basis points as of March 29, 2017. The maturity date for the credit facility is March 30, 2020.

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

Based on the interest rate as determined by our consolidated leverage ratio in effect as of March 29, 2017, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of March 29, 2017, the fair value of the interest rate swaps was a net liability of $1.8 million, which is comprised of assets of less than $0.1 million recorded as a component of other noncurrent assets and liabilities of $1.8 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

Note 9.     Defined Benefit Plans

During the second quarter of 2016, we completed the liquidation of the Advantica Pension Plan (the “Pension Plan”).

The components of net periodic benefit cost were as follows:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Pension Plan:
Service cost	$—	$105
Net periodic benefit cost	$—	$105

Other Defined Benefit Plans:
Interest cost	$21	$23
Amortization of net loss	23	21
Net periodic benefit cost	$44	$44

We made contributions of less than $0.1 million to our other defined benefit plans during both the quarter ended March 29, 2017 and the quarter ended March 30, 2016. We expect to contribute $0.1 million to our other defined benefit plans over the remainder of fiscal 2017.

Additional minimum pension liability, net of tax, of $0.9 million related to our other defined benefit plans is reported as a component of accumulated other comprehensive loss in our Condensed Consolidated Statement of Shareholders’ Equity as of both March 29, 2017 and December 28, 2016, respectively.

Note 10.     Share-Based Compensation

Refer to Note 2 for the impact of the adoption of ASU 2016-09. Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Performance share awards	$1,940	$1,734
Restricted stock units for board members	33	214
Total share-based compensation	$1,973	$1,948

Performance Share Awards

In January 2017, we granted certain employees approximately 0.3 million performance shares that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EBITDA growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $13.05 per share. The performance shares based on the Adjusted EBITDA growth rate have a grant date fair value of $12.17 per share, the market value of our common stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 27, 2017. The performance period for these performance shares is the three year fiscal period beginning December 29, 2016 and ending December 25, 2019. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the quarter ended March 29, 2017, we made payments of $3.9 million in cash and issued 0.4 million shares of common stock related to performance share awards.

As of March 29, 2017, we had approximately $13.5 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 2.1 years.

Restricted Stock Units for Board Members

As of March 29, 2017, we had approximately $0.3 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 2.1 years.

Note 11.     Income Taxes

The effective tax rate was 36.2% for the quarter compared to 35.5% for the prior year period. Refer to Note 2 for the impact of the adoption of ASU 2016-09. The 2016 period benefited by 1.6 percentage points from state jobs tax credits claimed for prior years' hiring activity.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands, except for per share amounts)
Net income	$8,373	$9,954

Weighted average shares outstanding - basic	71,004	77,060
Effect of dilutive share-based compensation awards	2,237	1,817
Weighted average shares outstanding - diluted	73,241	78,877

Basic net income per share	$0.12	$0.13
Diluted net income per share	$0.11	$0.13

Anti-dilutive share-based compensation awards	580	—

Note 13.     Supplemental Cash Flow Information

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Income taxes paid, net	$395	$311
Interest paid	$3,261	$2,452

Noncash investing and financing activities:
Issuance of common stock, pursuant to share-based compensation plans	$4,946	$3,497
Execution of capital leases	$1,523	$532
Treasury stock payable	$862	$256
Notes received in connection with disposition of property	$1,750	$—

Note 14.     Shareholders' Equity

Share Repurchase

Our credit facility permits the purchase of Denny’s stock and the payment of cash dividends subject to certain limitations. In May 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our common stock (in addition to prior authorizations). Under this program, we may, from time to time, purchase shares in the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions, subject to market and business conditions.

In November 2016, as part of our previously authorized share repurchase programs, we entered into a variable term, capped accelerated share repurchase (the “ASR”) agreement with MUFG Securities EMEA plc (“MUFG”), to repurchase an aggregate of $25 million of our common stock. Pursuant to the terms of the ASR agreement, we paid $25 million in cash and received approximately 1.5 million shares of our common stock (which represents the minimum shares to be delivered based on the cap price) and recorded $18.1 million of treasury stock related to these shares. The remaining balance of $6.9 million was recorded as additional paid-in capital in shareholders' equity as of December 28, 2016 as an equity forward contract.

During the quarter ended March 29, 2017, we settled the ASR agreement with MUFG. As a result, we received final delivery of an additional 0.5 million shares of our common stock, bringing the total number of shares repurchased pursuant to the ASR agreement to 2.0 million. The total number of shares repurchased was based on a combined discounted volume-weighted average price (“VWAP”) of $12.36 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement. As a result of settling the ASR agreement, we recorded $6.9 million of treasury stock related to the settlement of the equity forward contract related to the ASR agreement.

In addition to the settlement of the ASR agreement, during the quarter ended March 29, 2017, we repurchased 1.0 million shares of our common stock for approximately $12.3 million. This brings the total amount repurchased under the May 2016 repurchase program to 2.7 million shares of our common stock for approximately $33.1 million, leaving approximately $66.9 million of our common stock that can be repurchased under this program as of March 29, 2017.

Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 28, 2016	$(945)	$(462)	$(1,407)
Amortization of net loss (1)	23	—	23
Net change in fair value of derivatives	—	(912)	(912)
Reclassification of derivatives to interest expense (2)	—	(108)	(108)
Income tax (expense) benefit related to items of other comprehensive loss	(9)	397	388
Balance as of March 29, 2017	$(931)	$(1,085)	$(2,016)

(1)
Before-tax amount related to our Other Defined Benefit Plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the quarter ended March 29, 2017. See Note 9 for additional details.

(2)
Amounts reclassified from accumulated other comprehensive loss into income, represent payments made to the counterparty for the effective portions of the interest rate swaps. These amounts are included as a component of interest expense in our Condensed Consolidated Statements of Income. We expect to reclassify approximately $0.4 million from accumulated other comprehensive loss related to our interest rate swaps during the next twelve months. See Note 8 for additional details.

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through March 29, 2017, no events had occurred that caused us to make payments under these guarantees. There were $7.5 million and $7.9 million of loans outstanding under these programs as of March 29, 2017 and December 28, 2016, respectively. As of March 29, 2017, the maximum amounts payable under the loan guarantees was $1.2 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both March 29, 2017 and December 28, 2016, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our best judgment based on factors currently known and are intended to speak only as of the date such statements are made. Forward-looking statements involve risks, uncertainties, and other factors which may cause our actual performance to be materially different from the performance indicated or implied by such statements. You should consider our forward-looking statements in light of the risks discussed under Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. While we may elect to update forward-looking statements at some point in the future, we expressly disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Statements of Income

The following table contains information derived from our Condensed Consolidated Statements of Income expressed as a percentage of total operating revenues, except as noted below. Percentages may not add due to rounding.

	Quarter Ended
	March 29, 2017		March 30, 2016
	(Dollars in thousands)
Revenue:
Company restaurant sales	$93,779	73.3%	$90,386	72.5%
Franchise and license revenue	34,131	26.7%	34,256	27.5%
Total operating revenue	127,910	100.0%	124,642	100.0%
Costs of company restaurant sales (a):
Product costs	23,133	24.7%	22,653	25.1%
Payroll and benefits	37,397	39.9%	34,461	38.1%
Occupancy	4,734	5.0%	4,800	5.3%
Other operating expenses	12,571	13.4%	12,197	13.5%
Total costs of company restaurant sales	77,835	83.0%	74,111	82.0%
Costs of franchise and license revenue (a)	9,746	28.6%	10,003	29.2%
General and administrative expenses	17,509	13.7%	16,927	13.6%
Depreciation and amortization	5,736	4.5%	5,493	4.4%
Operating (gains), losses and other charges, net	783	0.6%	(125)	(0.1)%
Total operating costs and expenses, net	111,609	87.3%	106,409	85.4%
Operating income	16,301	12.7%	18,233	14.6%
Interest expense, net	3,541	2.8%	2,774	2.2%
Other nonoperating (income) expense, net	(357)	(0.3)%	27	0.0%
Net income before income taxes	13,117	10.3%	15,432	12.4%
Provision for income taxes	4,744	3.7%	5,478	4.4%
Net income	$8,373	6.5%	$9,954	8.0%

Other Data:
Company average unit sales	$553		$554
Franchise average unit sales	$385		$388
Company equivalent units (b)	170		163
Franchise equivalent units (b)	1,561		1,548
Company same-store sales increase (decrease) (c)(d)	(1.6)%		3.5%
Domestic franchise same-store sales increase (decrease) (c)(d)	(1.1)%		2.3%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2017 comparable units.

Unit Activity

	Quarter Ended
	March 29, 2017	March 30, 2016
Company restaurants, beginning of period	169	164
Units opened	—	1
Units acquired from franchisees	3	1
Units sold to franchisees	—	(4)
Units closed	—	—
End of period	172	162

Franchised and licensed restaurants, beginning of period	1,564	1,546
Units opened	8	11
Units purchased from Company	—	4
Units acquired by Company	(3)	(1)
Units closed	(10)	(9)
End of period	1,559	1,551
Total restaurants, end of period	1,731	1,713

Company Restaurant Operations

During the quarter ended March 29, 2017, company restaurant sales increased $3.4 million, or 3.8%, primarily resulting from a seven equivalent unit increase in company restaurants as compared to the prior year period, partially offset by a 1.6% decrease in company same-store sales.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 83.0% for the quarter from 82.0% in the prior year period.

Product costs decreased to 24.7% from 25.1% primarily due to lower commodity costs. Payroll and benefits increased to 39.9% from 38.1% primarily due to a 1.1 percentage point increase in labor costs and a 0.7 percentage point increase in workers' compensation costs. The increase in labor costs primarily resulted from minimum wage increases. The current quarter included $0.2 million in favorable workers' compensation claims development, as compared to $0.9 million of favorable workers' compensation claims development in the prior year period. Occupancy costs decreased to 5.0% from 5.3% primarily due to decreases in general liability insurance costs.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended
	March 29, 2017		March 30, 2016
	(Dollars in thousands)
Utilities	$3,053	3.3%	$2,951	3.3%
Repairs and maintenance	1,663	1.8%	1,602	1.8%
Marketing	3,621	3.9%	3,242	3.6%
Other direct costs	4,234	4.5%	4,402	4.9%
Other operating expenses	$12,571	13.4%	$12,197	13.5%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended
	March 29, 2017		March 30, 2016
	(Dollars in thousands)
Royalties	$24,544	71.9%	$24,144	70.5%
Initial fees	484	1.4%	526	1.5%
Occupancy revenue	9,103	26.7%	9,586	28.0%
Franchise and license revenue	$34,131	100.0%	$34,256	100.0%

Occupancy costs	$6,506	19.1%	$7,063	20.6%
Other direct costs	3,240	9.5%	2,940	8.6%
Costs of franchise and license revenue	$9,746	28.6%	$10,003	29.2%

During the quarter ended March 29, 2017, royalties increased $0.4 million, or 1.7%, primarily resulting from a 13 equivalent unit increase in franchised and licensed restaurants and a higher average royalty rate as compared to the prior year period, partially offset by a 1.1% decrease in domestic same-store sales. Initial fees remained flat. The decrease in occupancy revenue of $0.5 million, or 5.0%, was primarily the result of lease expirations.

Costs of franchise and license revenue decreased $0.3 million, or 2.6%. Occupancy costs decreased $0.6 million, or 7.9%, primarily resulting from lease expirations. Other direct costs increased $0.3 million, or 10.2%. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 28.6% from 29.2%.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Share-based compensation	$1,973	$1,948
Other general and administrative expenses	15,536	14,979
Total general and administrative expenses	$17,509	$16,927

Other general and administrative expenses increased by $0.6 million primarily resulting from $0.9 million in investments in personnel and service fees related to cloud-based Enterprise Resource Planning (“ERP”) systems. The increase also included $0.5 million related to market valuation changes in our non-qualified deferred compensation plan liabilities. These increases were partially offset by a $0.8 million decrease in incentive compensation. Offsetting gains on the underlying plan investments are included as a component of other non-operating income, net. The software implementation costs related to the ERP systems are expensed as incurred and included as a component of operating (gains), losses and other charges, net.

Depreciation and amortization was comprised of the following:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Depreciation of property and equipment	$4,217	$4,351
Amortization of capital lease assets	994	826
Amortization of intangible and other assets	525	316
Total depreciation and amortization expense	$5,736	$5,493

The increase in amortization of intangible and other assets is primarily due to the increase in reacquired franchise rights related to acquisitions of franchised restaurants during the current and prior year.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Software implementation costs	2,124	—
Gains on sales of assets and other, net	(1,440)	(644)
Restructuring charges and exit costs	99	519
Operating (gains), losses and other charges, net	$783	$(125)

Software implementation costs of $2.1 million for the quarter ended March 29, 2017 were the result of our investment in a new cloud-based ERP system. We expect to recognize additional costs of approximately $2.4 million during 2017 to complete the implementation. Gains on sales of assets and other, net of $1.4 million for the quarter ended March 29, 2017 primarily related to real estate sold to a franchisee.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Exit costs	$31	$151
Severance and other restructuring charges	68	368
Total restructuring and exit costs	$99	$519

Operating income was $16.3 million for the quarter ended March 29, 2017 compared to $18.2 million for the quarter ended March 30, 2016.

Interest expense, net was comprised of the following:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Interest on credit facilities	$1,498	$1,046
Interest on interest rate swaps	108	212
Interest on capital lease liabilities	1,393	995
Letters of credit and other fees	280	278
Interest income	(15)	(13)
Total cash interest	3,264	2,518
Amortization of deferred financing costs	148	148
Interest accretion on other liabilities	129	108
Total interest expense, net	$3,541	$2,774

Interest expense, net increased by $0.8 million primarily due to the increased balance of our credit facility and an increase in capital leases.

Other nonoperating income, net was $0.4 million compared to expense of less than $0.1 million for the prior year period. The current year income was primarily the result of gains on deferred compensation plan investments.

The provision for income taxes was $4.7 million for the quarter ended March 29, 2017 compared to $5.5 million for the quarter ended March 30, 2016. The effective tax rate was 36.2% compared to 35.5%. Refer to Note 2 for the impact of the adoption of ASU 2016-09. The 2016 rate benefited by 1.6 percentage points from state jobs tax credits claimed for the prior years' hiring activity. We expect the 2017 fiscal year effective tax rate to be between 35% and 37%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net income was $8.4 million for the quarter ended March 29, 2017 compared with $10.0 million for the quarter ended March 30, 2016.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Net cash provided by operating activities	$8,021	$8,669
Net cash used in investing activities	(6,963)	(3,544)
Net cash used in financing activities	(1,910)	(2,659)
Increase (decrease) in cash and cash equivalents	$(852)	$2,466

Net cash flows provided by operating activities were $8.0 million for the quarter ended March 29, 2017 compared to $8.7 million for the quarter ended March 30, 2016. The decrease in cash flows provided by operating activities was primarily due to the decrease in net income for the current year period. We believe that our estimated cash flows from operations for 2017, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next twelve months.

Net cash flows used in investing activities were $7.0 million for the quarter ended March 29, 2017. These cash flows were primarily comprised of capital expenditures of $3.0 million, acquisitions of restaurants and real estate of $3.8 million and note receivable issuances of $1.0 million. Cash flows for acquisitions include $2.4 million of real estate associated with relocating a high-performing company restaurant due to the impending loss of property control and $1.4 million for the reacquisition of three franchised restaurants.

Our principal capital requirements have been largely associated with the following:

	Quarter Ended
	March 29, 2017	March 30, 2016
	(In thousands)
Facilities	$1,767	$1,260
New construction	109	950
Remodeling	230	1,303
Information technology	86	245
Other	825	73
Capital expenditures	$3,017	$3,831

Capital expenditures and acquisitions for fiscal 2017 are expected to be approximately $22 to $24 million, including the relocation of three high-performing company restaurants due to the impending loss of property control and the above mentioned acquisitions of real estate and franchised restaurants.

Cash flows used in financing activities were $1.9 million for the quarter ended March 29, 2017, which included cash payments for stock repurchases of $11.7 million and accounts payable funding of $1.0 million, partially offset by net long-term debt borrowings of $10.7 million.

Our working capital deficit was $45.5 million at March 29, 2017 compared to $57.5 million at December 28, 2016. The decrease in working capital deficit was primarily related to the payout of accrued incentive compensation during the quarter ended March 29, 2017. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of March 29, 2017, we had outstanding revolver loans of $230.0 million and outstanding letters of credit under the senior secured revolver of $22.4 million. These balances resulted in availability of $72.6 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 2.61% as of March 29, 2017. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 2.78% as of March 29, 2017.

A commitment fee of 0.25% is paid on the unused portion of the revolving credit facility. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 175 basis points as of March 29, 2017. The maturity date for the credit facility is March 30, 2020.

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

Based on the interest rate as determined by our consolidated leverage ratio in effect as of March 29, 2017, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	2.88%
March 29, 2018 - March 31, 2025	170,000	4.19%
April 1, 2025 - March 31, 2026	50,000	4.21%

As of March 29, 2017, the fair value of the interest rate swaps was a net liability of $1.8 million, which is comprised of assets of less than $0.1 million recorded as a component of other noncurrent assets and liabilities of $1.8 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Implementation of New Accounting Standards

Information regarding the implementation of new accounting standards is incorporated by reference from Note 2 to our condensed consolidated financial statements set forth in Part I of this report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

With the exception of changes in the fair value of our interest rate swaps and the related expected reclassification from accumulated other comprehensive income, there have been no material changes in our quantitative and qualitative market risks since the prior reporting period. For additional information related to our interest rate swaps, refer to Notes 8 and 14 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

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

During the first quarter of 2017, we implemented a new human resources and payroll system as well as new lease administration software, which resulted in changes to certain of our processes and procedures for internal control over financial reporting. We are currently evaluating how these changes impact the effectiveness of internal controls over financial reporting.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to our condensed consolidated financial statements set forth in Part I of this report.

Item 1A.     Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended March 29, 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Programs (2)		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
December 29, 2016 - January 25, 2017	232		$12.47		232		$76,270
January 26, 2017 - February 22, 2017	804	(3)	12.44	(3)	804	(3)	$73,113
February 23, 2017 - March 29, 2017	502		12.40		502		$66,879
Total	1,538		$12.43	(3)	1,538

(1)	Average price paid per share excludes commissions.

(2)
On May 26, 2016, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended March 29, 2017, taking into consideration the settlement of the ASR agreement (described below), we purchased 1,537,617 shares of our common stock for an aggregate consideration of approximately $12.3 million, pursuant to the share repurchase program.

(3)
Includes the settlement of the $6.9 million equity forward contract and the final delivery of 0.5 million shares of our common stock received under the ASR agreement we entered in November 2016 to repurchase an aggregate $25 million of our common stock. In total 2.0 million shares of our common stock were repurchased pursuant to the ASR agreement at an average purchase price of $12.36 per share.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1
Denny's Inc. Deferred Compensation Plan, as amended and restated effective March 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Denny's Corporation (Commission File No. 333-216655)).

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

DENNY'S CORPORATION

Date:	May 2, 2017	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	May 2, 2017	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller