Form 10-Q
period 2017-06-28
DENNYS CORP
filed 2017-08-01
CIK 852772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2017

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
Yes  ☐  No  ☑

 As of July 31, 2017, 67,175,070 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Denny’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 28, 2017	December 28, 2016
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,668	$2,592
Receivables	16,742	19,841
Inventories	3,047	3,046
Assets held for sale	732	1,020
Prepaid and other current assets	5,821	9,408
Total current assets	28,010	35,907
Property, net of accumulated depreciation of $239,689 and $255,185, respectively	135,653	133,102
Goodwill	36,308	35,233
Intangible assets, net	56,391	54,493
Deferred financing costs, net	1,639	1,936
Deferred income taxes	21,754	17,683
Other noncurrent assets	27,149	27,797
Total assets	$306,904	$306,151

Liabilities
Current liabilities:
Current maturities of capital lease obligations	$3,324	$3,285
Accounts payable	21,428	25,289
Other current liabilities	56,521	64,796
Total current liabilities	81,273	93,370
Long-term liabilities:
Long-term debt, less current maturities	235,000	218,500
Capital lease obligations, less current maturities	26,362	23,806
Liability for insurance claims, less current portion	14,635	14,853
Other noncurrent liabilities	29,533	26,734
Total long-term liabilities	305,530	283,893
Total liabilities	386,803	377,263

Commitments and contingencies

Shareholders' equity (deficit)
Common stock $0.01 par value; shares authorized - 135,000; June 28, 2017: 107,540 shares issued and 68,183 shares outstanding; December 28, 2016: 107,115 shares issued and 71,358 shares outstanding	$1,075	$1,071
Paid-in capital	589,351	577,951
Deficit	(357,301)	(382,843)
Accumulated other comprehensive loss, net of tax	(3,546)	(1,407)
Shareholders’ equity before treasury stock	229,579	194,772
Treasury stock, at cost, 39,357 and 35,757 shares, respectively	(309,478)	(265,884)
Total shareholders' deficit	(79,899)	(71,112)
Total liabilities and shareholders' deficit	$306,904	$306,151
See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands, except per share amounts)
Revenue:
Company restaurant sales	$98,355	$89,210	$192,134	$179,596
Franchise and license revenue	35,021	35,105	69,152	69,361
Total operating revenue	133,376	124,315	261,286	248,957
Costs of company restaurant sales:
Product costs	24,769	21,781	47,902	44,434
Payroll and benefits	38,492	34,088	75,889	68,549
Occupancy	5,503	4,993	10,237	9,793
Other operating expenses	12,933	11,975	25,504	24,172
Total costs of company restaurant sales	81,697	72,837	159,532	146,948
Costs of franchise and license revenue	10,244	10,759	19,990	20,762
General and administrative expenses	16,581	16,206	34,090	33,133
Depreciation and amortization	5,799	5,105	11,535	10,598
Operating (gains), losses and other charges, net	2,046	24,241	2,829	24,116
Total operating costs and expenses, net	116,367	129,148	227,976	235,557
Operating income (loss)	17,009	(4,833)	33,310	13,400
Interest expense, net	3,740	3,014	7,281	5,788
Other nonoperating income, net	(410)	(119)	(767)	(92)
Net income (loss) before income taxes	13,679	(7,728)	26,796	7,704
Provision for income taxes	4,930	3,824	9,674	9,302
Net income (loss)	$8,749	$(11,552)	$17,122	$(1,598)

Basic net income (loss) per share	$0.13	$(0.15)	$0.24	$(0.02)
Diluted net income (loss) per share	$0.12	$(0.15)	$0.24	$(0.02)

Basic weighted average shares outstanding	69,407	76,730	70,205	76,895
Diluted weighted average shares outstanding	71,661	76,730	72,459	76,895

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Net income (loss)	$8,749	$(11,552)	$17,122	$(1,598)
Other comprehensive income, net of tax:
Minimum pension liability adjustment, net of tax of $9, $2,152, $18 and $2,160	14	21,825	28	21,838
Recognition of unrealized loss on hedge transactions, net of tax of $(985), $(2,057), $(1,382) and $(5,054)	(1,544)	(3,221)	(2,167)	(7,914)
Other comprehensive (loss) income	(1,530)	18,604	(2,139)	13,924
Total comprehensive income	$7,219	$7,052	$14,983	$12,326

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands)
Balance, December 28, 2016	107,115	$1,071	(35,757)	$(265,884)	$577,951	$(382,843)	$(1,407)	$(71,112)
Cumulative effect adjustment	—	—	—	—	551	8,420	—	8,971
Net income	—	—	—	—	—	17,122	—	17,122
Other comprehensive loss	—	—	—	—	—	—	(2,139)	(2,139)
Share-based compensation on equity classified awards	—	—	—	—	3,834	—	—	3,834
Purchase of treasury stock	—	—	(3,046)	(36,710)	—	—	—	(36,710)
Equity forward contract settlement	—	—	(554)	(6,884)	6,884	—	—	—
Issuance of common stock for share-based compensation	398	4	—	—	(4)	—	—	—
Exercise of common stock options	27	—	—	—	135	—	—	135
Balance, June 28, 2017	107,540	$1,075	(39,357)	$(309,478)	$589,351	$(357,301)	$(3,546)	$(79,899)

See accompanying notes

Denny’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Two Quarters Ended
	June 28, 2017	June 29, 2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$17,122	$(1,598)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	11,535	10,598
Operating (gains), losses and other charges, net	2,829	24,116
Amortization of deferred financing costs	297	296
(Gain) loss on early extinguishments of debt and leases	68	(52)
Deferred income tax expense	6,291	5,390
Share-based compensation	4,053	3,850
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	3,741	2,455
Inventories	(1)	322
Other current assets	3,587	7,275
Other assets	(3,869)	(1,113)
Increase (decrease) in liabilities:
Accounts payable	(1,986)	(671)
Accrued salaries and vacations	(9,692)	(12,730)
Accrued taxes	276	94
Other accrued liabilities	(365)	(13,405)
Other noncurrent liabilities	(1,068)	(1,975)
Net cash flows provided by operating activities	32,818	22,852
Cash flows from investing activities:
Capital expenditures	(8,208)	(7,973)
Acquisition of restaurants and real estate	(6,871)	(1,476)
Proceeds from disposition of property	1,032	1,883
Collections on notes receivable	3,186	730
Issuance of notes receivable	(1,825)	(637)
Net cash flows used in investing activities	(12,686)	(7,473)
Cash flows from financing activities:
Revolver borrowings	58,500	30,000
Revolver payments	(42,000)	(27,000)
Long-term debt payments	(1,633)	(1,555)
Proceeds from exercise of stock options	135	323
Purchase of treasury stock	(35,629)	(7,764)
Net bank overdrafts	(429)	(4,361)
Net cash flows used in financing activities	(21,056)	(10,357)
Increase (decrease) in cash and cash equivalents	(924)	5,022
Cash and cash equivalents at beginning of period	2,592	1,671
Cash and cash equivalents at end of period	$1,668	$6,693

See accompanying notes

Denny’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Introduction and Basis of Presentation

Denny’s Corporation, or Denny’s, is one of America’s largest full-service restaurant chains based on number of restaurants. At June 28, 2017, the Denny's brand consisted of 1,724 restaurants, 1,552 of which were franchised/licensed restaurants and 172 of which were company operated.

Our unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. Such adjustments are of a normal and recurring nature. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

The guidance is not expected to impact the recognition of company restaurant sales or royalties from franchised restaurants. Upon adoption, initial franchise fees, which are currently recognized upon the opening of a franchise restaurant, are expected to be deferred and recognized over the term of the underlying franchise agreement. The effect of the required deferral of initial franchise fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. We are currently reviewing our franchise agreements to obtain the data necessary to implement the guidance and cannot quantify the impact at this time.

We also believe the new guidance will impact our advertising arrangements with franchisees. Currently we record advertising expense net of contributions from franchisees to our advertising programs, including local co-operatives. Under the new guidance, we would include franchisee contributions to and expenditures from our advertising programs on a gross basis within the consolidated statements of income. While this change will materially impact the gross amount of reported franchise and license revenue and costs of franchise and license revenue, the impact would be an offsetting increase to both revenue and expense such that there will not be a significant, if any, impact on operating income and net income.

We are currently evaluating the impact this guidance will have on the recognition of other transactions on our consolidated financial statements, including gift card breakage and the effect it will have on our disclosures. We have not yet selected a transition method.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (our fiscal 2019) with early adoption permitted. The guidance will be adopted using a modified retrospective approach. Based on a preliminary assessment, we expect the adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheets, as most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. The new update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 (our fiscal 2018) with early adoption permitted. The guidance is to be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Note 3.     Receivables

Receivables were comprised of the following:

	June 28, 2017	December 28, 2016
	(In thousands)
Current assets:
Receivables:
Trade accounts receivable from franchisees	$10,088	$10,513
Financing receivables from franchisees	3,397	2,804
Vendor receivables	1,844	3,865
Credit card receivables	1,379	1,678
Other	314	1,261
Allowance for doubtful accounts	(280)	(280)
Total current receivables, net	$16,742	$19,841

Noncurrent assets (included as a component of other noncurrent assets):
Financing receivables from franchisees	$480	$732

During the two quarters ended June 28, 2017, we wrote-off $0.2 million of financing receivables from a franchisee.

Note 4.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill.

(In thousands)
Balance, December 28, 2016	$35,233
Additions related to acquisition	1,060
Adjustments related to the sale of restaurants	15
Balance, June 28, 2017	$36,308

Other intangible assets were comprised of the following:

	June 28, 2017		December 28, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$44,077	$—	$44,076	$—
Liquor licenses	166	—	166	—
Intangible assets with definite lives:
Franchise and license agreements	—	—	190	186
Reacquired franchise rights	14,175	2,027	11,498	1,251
Intangible assets	$58,418	$2,027	$55,930	$1,437

During the two quarters ended June 28, 2017, we acquired six franchised restaurants for $4.5 million, of which $2.7 million was allocated to reacquired franchise rights, $0.8 million to property and $1.1 million to goodwill. In addition, we recorded $1.2 million of capital leases in connection with the acquired franchised restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on Level 3 fair value estimates.

Note 5.     Other Current Liabilities

Other current liabilities consisted of the following:

	June 28, 2017	December 28, 2016
	(In thousands)
Accrued salaries and vacation	$17,693	$27,056
Accrued insurance, primarily current portion of liability for insurance claims	6,528	6,651
Accrued taxes	7,683	7,407
Accrued advertising	8,759	8,051
Gift cards	4,602	5,474
Other	11,256	10,157
Other current liabilities	$56,521	$64,796

Note 6.     Operating (Gains), Losses and Other Charges, Net

Operating (gains), losses and other charges, net are comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Pension settlement loss	$—	$24,297	$—	$24,297
Software implementation costs	1,544	—	3,668	—
Losses (gains) on sales of assets and other, net	205	(43)	(1,235)	(687)
Restructuring charges and exit costs	297	(13)	396	506
Operating (gains), losses and other charges, net	$2,046	$24,241	$2,829	$24,116

Software implementation costs of $3.7 million for the two quarters ended June 28, 2017 were the result of our investment in a new cloud-based Enterprise Resource Planning system. Gains on sales of assets and other, net of $1.2 million for the two quarters ended June 28, 2017 primarily related to real estate sold to a franchisee. The pre-tax pension settlement loss of $24.3 million related to the completion of the liquidation of the Advantica Pension Plan (the "Pension Plan") during the two quarters ended June 29, 2016. Gains on sales of assets and other, net of $0.7 million for the two quarters ended June 29, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Exit costs	$295	$(36)	$326	$115
Severance and other restructuring charges	2	23	70	391
Total restructuring charges and exit costs	$297	$(13)	$396	$506

The components of the change in accrued exit cost liabilities are as follows:

(In thousands)
Balance, December 28, 2016	$1,896
Exit costs (1)	326
Payments, net of sublease receipts	(928)
Interest accretion	49
Balance, June 28, 2017	1,343
Less current portion included in other current liabilities	319
Long-term portion included in other noncurrent liabilities	$1,024

(1)	Included as a component of operating (gains), losses and other charges, net.

As of June 28, 2017 and December 28, 2016, we had accrued severance and other restructuring charges of $0.2 million and $0.4 million, respectively. The balance as of June 28, 2017 is expected to be paid during the next 12 months.

Note 7.     Fair Value of Financial Instruments

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In thousands)
Fair value measurements as of June 28, 2017:
Deferred compensation plan investments (1)	$11,818	$11,818	$—	$—	market approach
Interest rate swaps, net (2)	(4,305)	—	(4,305)	—	income approach
Total	$7,513	$11,818	$(4,305)	$—

Fair value measurements as of December 28, 2016:
Deferred compensation plan investments (1)	$11,248	$11,248	$—	$—	market approach
Interest rate swaps (2)	(756)	—	(756)	—	income approach
Total	$10,492	$11,248	$(756)	$—

(1)	The fair values of our deferred compensation plan investments are based on the closing market prices of the elected investments.

(2)
The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves. See Note 8 for details on the interest rate swaps.

Those assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Significant Other Observable Inputs (Level 2)	Impairment Charges	Valuation Technique
	(In thousands)
Fair value measurements as of June 28, 2017:
Assets held for sale (1)	$732	$—	market approach

Fair value measurements as of December 28, 2016:
Assets held for sale (1)	$1,020	$1,098	market approach

(1)
As of June 28, 2017 and December 28, 2016, assets were classified as assets held for sale and, if necessary, were written down to their fair value. The fair value of assets held for sale is based upon Level 2 inputs, which include sales agreements.

Note 8.     Long-Term Debt

Denny's Corporation and certain of its subsidiaries have a credit facility consisting of a five-year $325 million senior secured revolver (with a $30 million letter of credit sublimit). As of June 28, 2017, we had outstanding revolver loans of $235.0 million and outstanding letters of credit under the senior secured revolver of $21.7 million. These balances resulted in availability of $68.3 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.13% and 2.45% as of June 28, 2017 and December 28, 2016, respectively. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.17% and 2.74% as of June 28, 2017 and December 28, 2016, respectively.

A commitment fee is paid on the unused portion of the revolving credit facility and was 0.30% as of June 28, 2017. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 200 basis points as of June 28, 2017. The maturity date for the credit facility is March 30, 2020.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 28, 2017.

Interest Rate Hedges
We have interest rate swaps to hedge a portion of the cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional debt obligations.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of June 28, 2017, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	3.13%
March 29, 2018 - March 31, 2025	170,000	4.44%
April 1, 2025 - March 31, 2026	50,000	4.46%

As of June 28, 2017, the fair value of the interest rate swaps was a net liability of $4.3 million, which is comprised of assets of $0.1 million recorded as a component of other noncurrent assets and liabilities of $4.4 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets. See Note 14 for the amounts recorded in accumulated other comprehensive loss related to the interest rate swaps.

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

The components of net periodic benefit cost were as follows:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Pension Plan:
Service cost	$—	$—	$—	$105
Net periodic benefit cost	$—	$—	$—	$105

Other Defined Benefit Plans:
Interest cost	$21	$23	$42	$46
Amortization of net loss	23	22	46	43
Net periodic benefit cost	$44	$45	$88	$89

We made contributions of $0.2 million and $0.1 million to our other defined benefit plans during the two quarters ended June 28, 2017 and June 29, 2016, respectively. We expect to contribute $0.1 million to our other defined benefit plans over the remainder of fiscal 2017.

Additional minimum pension liability, net of tax, of $0.9 million related to our other defined benefit plans is reported as a component of accumulated other comprehensive loss in our Condensed Consolidated Statement of Shareholders’ Equity as of both June 28, 2017 and December 28, 2016, respectively.

Note 10.     Share-Based Compensation

Refer to Note 2 for the impact of the adoption of ASU 2016-09. Total share-based compensation cost included as a component of net income was as follows:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Performance share awards	$1,904	$1,688	$3,844	$3,422
Restricted stock units for board members	176	214	209	428
Total share-based compensation	$2,080	$1,902	$4,053	$3,850

Performance Share Awards

During the two quarters ended June 28, 2017, we granted certain employees approximately 0.3 million performance shares that vest based on the total shareholder return (“TSR”) of our common stock compared to the TSRs of a group of peer companies and 0.3 million performance shares that vest based on our Adjusted EBITDA growth rate, as defined under the terms of the award. As the TSR based performance shares contain a market condition, a Monte Carlo valuation was used to determine the grant date fair value of $13.05 per share. The performance shares based on the Adjusted EBITDA growth rate have a grant date fair value of $12.17 per share, the market value of our common stock on the date of grant. The awards granted to our named executive officers also contain a performance condition based on the attainment of an operating measure for the fiscal year ended December 27, 2017. The performance period for these performance shares is the three year fiscal period beginning December 29, 2016 and ending December 25, 2019. They will vest and be earned (from 0% to 150% of the target award for each such increment) at the end of the performance period.

During the two quarters ended June 28, 2017, we made payments of $3.9 million in cash and issued 0.4 million shares of common stock related to performance share awards.

As of June 28, 2017, we had approximately $11.4 million of unrecognized compensation cost related to all unvested performance share awards outstanding, which is expected to be recognized over a weighted average of 1.9 years.

Restricted Stock Units for Board Members

During the two quarters ended June 28, 2017, we granted approximately 0.1 million deferred stock units (which are equity classified) with a weighted average grant date fair value of $12.04 per unit to non-employee members of our Board of Directors. The deferred stock units vest after a one year service period. A director may elect to convert these awards into shares of common stock either on a specific date in the future (while still serving as a member of our Board of Directors) or upon termination as a member of our Board of Directors. Also during the two quarters ended June 28, 2017, we made cash payments of $0.5 million related to the replacement cash awards issued in 2016 related to the canceled deferred stock units awards. As of June 28, 2017, we had approximately $1.0 million of unrecognized compensation cost related to all unvested restricted stock unit awards outstanding, which is expected to be recognized over a weighted average of 1.1 years.

Note 11.     Income Taxes

The effective income tax rate was 36.0% for the quarter ended June 28, 2017 and 36.1% for the two quarters ended June 28, 2017 compared to (49.5)% and 120.7%, respectively, for the prior year periods. Refer to Note 2 for the impact of the adoption of ASU 2016-09. The 2016 period benefited by 3.2 percentage points from state jobs tax credits claimed for prior years' hiring activity. In addition, the 2016 rates were impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit recognized with the reversal of our valuation allowance in 2011. Excluding the impact of the Pension Plan liquidation, our effective income tax rate would have been 35.8% for the two quarters ended June 29, 2016.

Note 12.     Net Income Per Share

The amounts used for the basic and diluted net income per share calculations are summarized below:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
			(In thousands, except for per share amounts)
Net income (loss)	$8,749	$(11,552)	$17,122	$(1,598)

Weighted average shares outstanding - basic	69,407	76,730	70,205	76,895
Effect of dilutive share-based compensation awards	2,254	—	2,254	—
Weighted average shares outstanding - diluted	71,661	76,730	72,459	76,895

Basic net income (loss) per share	$0.13	$(0.15)	$0.24	$(0.02)
Diluted net income (loss) per share	$0.12	$(0.15)	$0.24	$(0.02)

Anti-dilutive share-based compensation awards	606	2,636	606	2,636

Note 13.     Supplemental Cash Flow Information

	Two Quarters Ended
	June 28, 2017	June 29, 2016
	(In thousands)
Income taxes paid, net	$2,668	$938
Interest paid	$6,718	$5,215

Noncash investing and financing activities:
Property acquisition payable	$—	$2,973
Issuance of common stock, pursuant to share-based compensation plans	$4,961	$3,597
Execution of capital leases	$4,225	$4,623
Treasury stock payable	$1,394	$147
Notes received in connection with disposition of property	$1,750	$—

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

During the two quarters ended June 28, 2017, we settled the ASR agreement with MUFG. As a result, we received final delivery of an additional 0.5 million shares of our common stock, bringing the total number of shares repurchased pursuant to the ASR agreement to 2.0 million. The total number of shares repurchased was based on a combined discounted volume-weighted average price (“VWAP”) of $12.36 per share, which was determined based on the average of the daily VWAP of our common stock, less a fixed discount, over the term of the ASR agreement. As a result of settling the ASR agreement, we recorded $6.9 million of treasury stock related to the settlement of the equity forward contract related to the ASR agreement.

In addition to the settlement of the ASR agreement, during the two quarters ended June 28, 2017, we repurchased 3.0 million shares of our common stock for approximately $36.7 million. This brings the total amount repurchased under the May 2016 repurchase program to 4.7 million shares of our common stock for approximately $57.5 million, leaving approximately $42.5 million of our common stock that can be repurchased under this program as of June 28, 2017.

Repurchased shares are included as treasury stock in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statement of Shareholders' Equity.

Accumulated Other Comprehensive Loss

The components of the change in accumulated other comprehensive loss were as follows:

	Pensions	Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 28, 2016	$(945)	$(462)	$(1,407)
Amortization of net loss (1)	46	—	46
Net change in fair value of derivatives	—	(3,403)	(3,403)
Reclassification of derivatives to interest expense (2)	—	(146)	(146)
Income tax (expense) benefit related to items of other comprehensive loss	(18)	1,382	1,364
Balance as of June 28, 2017	$(917)	$(2,629)	$(3,546)

(1)
Before-tax amount related to our Other Defined Benefit Plans that was reclassified from accumulated other comprehensive loss and included as a component of pension expense within general and administrative expenses in our Condensed Consolidated Statements of Income during the two quarters ended June 28, 2017. See Note 9 for additional details.

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

Note 15.     Commitments and Contingencies

We have guarantees related to certain franchisee loans. Payments under these guarantees would result from the inability of a franchisee to fund required payments when due. Through June 28, 2017, no events had occurred that caused us to make payments under these guarantees. There were $6.4 million and $7.9 million of loans outstanding under these programs as of June 28, 2017 and December 28, 2016, respectively. As of June 28, 2017, the maximum amounts payable under the loan guarantees was $1.2 million. As a result of these guarantees, we have recorded liabilities of less than $0.1 million as of both June 28, 2017 and December 28, 2016, which are included as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets and other nonoperating expense in our Condensed Consolidated Statements of Income.

There are various claims and pending legal actions against or indirectly involving us, incidental to and arising out of the ordinary course of the business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

Note 16.     Subsequent Events

Subsequent to the quarter ended June 28, 2017, through July 31, 2017, we repurchased 1.0 million shares of our common stock for approximately $11.7 million. This brings the total amount repurchased under the May 2016 repurchase program to 5.7 million shares of our common stock for approximately $69.2 million, leaving approximately $30.8 million of our common stock that can be repurchased under this program as of July 31, 2017.

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

	Quarter Ended				Two Quarters Ended
	June 28, 2017		June 29, 2016		June 28, 2017		June 29, 2016
					(Dollars in thousands)
Revenue:
Company restaurant sales	$98,355	73.7%	$89,210	71.8%	$192,134	73.5%	$179,596	72.1%
Franchise and license revenue	35,021	26.3%	35,105	28.2%	69,152	26.5%	69,361	27.9%
Total operating revenue	133,376	100.0%	124,315	100.0%	261,286	100.0%	248,957	100.0%
Costs of company restaurant sales (a):
Product costs	24,769	25.2%	21,781	24.4%	47,902	24.9%	44,434	24.7%
Payroll and benefits	38,492	39.1%	34,088	38.2%	75,889	39.5%	68,549	38.2%
Occupancy	5,503	5.6%	4,993	5.6%	10,237	5.3%	9,793	5.5%
Other operating expenses	12,933	13.1%	11,975	13.4%	25,504	13.3%	24,172	13.5%
Total costs of company restaurant sales	81,697	83.1%	72,837	81.6%	159,532	83.0%	146,948	81.8%
Costs of franchise and license revenue (a)	10,244	29.3%	10,759	30.6%	19,990	28.9%	20,762	29.9%
General and administrative expenses	16,581	12.4%	16,206	13.0%	34,090	13.0%	33,133	13.3%
Depreciation and amortization	5,799	4.3%	5,105	4.1%	11,535	4.4%	10,598	4.3%
Operating (gains), losses and other charges, net	2,046	1.5%	24,241	19.5%	2,829	1.1%	24,116	9.7%
Total operating costs and expenses, net	116,367	87.2%	129,148	103.9%	227,976	87.3%	235,557	94.6%
Operating income (loss)	17,009	12.8%	(4,833)	(3.9)%	33,310	12.7%	13,400	5.4%
Interest expense, net	3,740	2.8%	3,014	2.4%	7,281	2.8%	5,788	2.3%
Other nonoperating (income) expense, net	(410)	(0.3)%	(119)	(0.1)%	(767)	(0.3)%	(92)	0.0%
Net income (loss) before income taxes	13,679	10.3%	(7,728)	(6.2)%	26,796	10.3%	7,704	3.1%
Provision for income taxes	4,930	3.7%	3,824	3.1%	9,674	3.7%	9,302	3.7%
Net income (loss)	$8,749	6.6%	$(11,552)	(9.3)%	$17,122	6.6%	$(1,598)	(0.6)%

Other Data:
Company average unit sales	$576		$562		$1,129		$1,116
Franchise average unit sales	$400		$390		$785		$778
Company equivalent units (b)	171		159		170		161
Franchise equivalent units (b)	1,559		1,555		1,560		1,551
Company same-store sales increase (decrease) (c)(d)	2.7%		(0.1)%		0.6%		1.7%
Domestic franchise same-store sales increase (decrease) (c)(d)	2.6%		(0.5)%		0.8%		0.9%

(a)
Costs of company restaurant sales percentages are as a percentage of company restaurant sales. Costs of franchise and license revenue percentages are as a percentage of franchise and license revenue. All other percentages are as a percentage of total operating revenue.

(b)	Equivalent units are calculated as the weighted average number of units outstanding during a defined time period.

(c)	Same-store sales include sales from restaurants that were open the same period in the prior year.

(d)	Prior year amounts have not been restated for 2017 comparable units.

Unit Activity

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
Company restaurants, beginning of period	172	162	169	164
Units opened	1	—	1	1
Units acquired from franchisees	3	2	6	3
Units sold to franchisees	(4)	(2)	(4)	(6)
Units closed	—	—	—	—
End of period	172	162	172	162

Franchised and licensed restaurants, beginning of period	1,559	1,551	1,564	1,546
Units opened	7	13	15	24
Units purchased from Company	4	2	4	6
Units acquired by Company	(3)	(2)	(6)	(3)
Units closed	(15)	(6)	(25)	(15)
End of period	1,552	1,558	1,552	1,558
Total restaurants, end of period	1,724	1,720	1,724	1,720

Company Restaurant Operations

During the quarter ended June 28, 2017, company restaurant sales increased $9.1 million, or 10.3%, primarily resulting from a 12 equivalent unit increase in company restaurants and a 2.7% increase in company same-store sales as compared to the prior year period. During the two quarters ended June 28, 2017, company restaurant sales increased $12.5 million, or 7.0%, primarily resulting from a 0.6% increase in company same-store sales and a nine equivalent unit increase in company restaurants as compared to the prior year period.

Total costs of company restaurant sales as a percentage of company restaurant sales increased to 83.1% for the quarter and 83.0% year-to-date from 81.6% and 81.8%, respectively, in the prior year periods.

Product costs were 25.2% for the quarter and 24.9% year-to-date compared to 24.4% and 24.7%, respectively, in the prior year periods. The increase for the quarter was primarily due to increased commodity costs.

Payroll and benefits were 39.1% for the quarter and 39.5% year-to-date compared to 38.2% for both prior year periods. The increase for the quarter was primarily due to a 0.7 percentage point increase in workers' compensation costs, as the current quarter included $0.1 million in favorable workers' compensation claims development compared to $0.8 million of favorable workers' compensation claims development in the prior year period. The increase year-to-date was primarily due to a 0.7 percentage point increase in workers' compensation costs and a 0.4 percentage point increase in labor costs. The two quarters ended June 28, 2017 included $0.3 million in favorable workers' compensation claims development, as compared to $1.7 million of favorable workers' compensation claims development in the prior year period.

Occupancy costs remained flat at 5.6% for the quarter and decreased to 5.3% year-to-date from 5.5% in the prior year period. The decrease was primarily due to a decrease in general liability insurance costs.

Other operating expenses were comprised of the following amounts and percentages of company restaurant sales:

	Quarter Ended				Two Quarters Ended
	June 28, 2017		June 29, 2016		June 28, 2017		June 29, 2016
	(Dollars in thousands)
Utilities	$3,053	3.1%	$2,852	3.2%	$6,106	3.2%	$5,803	3.2%
Repairs and maintenance	1,667	1.7%	1,732	1.9%	3,330	1.7%	3,334	1.9%
Marketing	3,621	3.7%	3,381	3.8%	7,242	3.8%	6,623	3.7%
Other direct costs	4,592	4.7%	4,010	4.5%	8,826	4.6%	8,412	4.7%
Other operating expenses	$12,933	13.1%	$11,975	13.4%	$25,504	13.3%	$24,172	13.5%

Franchise Operations

Franchise and license revenue and costs of franchise and license revenue were comprised of the following amounts and percentages of franchise and license revenue for the periods indicated:

	Quarter Ended				Two Quarters Ended
	June 28, 2017		June 29, 2016		June 28, 2017		June 29, 2016
	(Dollars in thousands)
Royalties	$25,338	72.4%	$24,511	69.8%	$49,882	72.1%	$48,655	70.1%
Initial fees	588	1.7%	798	2.3%	1,072	1.6%	1,324	1.9%
Occupancy revenue	9,095	26.0%	9,796	27.9%	18,198	26.3%	19,382	28.0%
Franchise and license revenue	$35,021	100.0%	$35,105	100.0%	$69,152	100.0%	$69,361	100.0%

Occupancy costs	$6,571	18.8%	$7,287	20.8%	$13,077	18.9%	$14,350	20.7%
Other direct costs	3,673	10.5%	3,472	9.9%	6,913	10.0%	6,412	9.2%
Costs of franchise and license revenue	$10,244	29.3%	$10,759	30.6%	$19,990	28.9%	$20,762	29.9%

During the quarter ended June 28, 2017, royalties increased $0.8 million, or 3.4%, primarily resulting from a 4 equivalent unit increase in franchised and licensed restaurants, a 2.6% increase in domestic same-store sales and a higher average royalty rate as compared to the prior year period. During the two quarters ended June 28, 2017, royalties increased $1.2 million, or 2.5%, primarily resulting from a 9 equivalent unit increase in franchised and licensed restaurants, a 0.8% increase in domestic same-store sales and a higher average royalty rate as compared to the prior year period. Initial fees decreased $0.2 million for the quarter and $0.3 million year-to-date as a higher number of restaurants were opened by franchisees during the prior year periods. The decrease in occupancy revenue of $0.7 million, or 7.2%, for the quarter and $1.2 million, or 6.1%, year-to-date was primarily the result of lease expirations.

Costs of franchise and license revenue decreased $0.5 million, or 4.8%, for the quarter and decreased $0.8 million, or 3.7%, year-to-date. Occupancy costs decreased $0.7 million, or 9.8%, for the quarter and $1.3 million, or 8.9%, year-to-date, primarily resulting from lease expirations. Other direct costs increased $0.2 million, or 5.8%, for the quarter and $0.5 million, or 7.8%, year-to-date. The increase for the quarter primarily resulted from the write-off of financing receivables from a franchisee. The increase for the year-to-date period primarily resulted from increased franchise administration costs. As a result, costs of franchise and license revenue as a percentage of franchise and license revenue decreased to 29.3% for the quarter from 30.6% for the prior year quarter and decreased to 28.9% year-to-date from 29.9% for the prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses such as general and administrative expenses and depreciation and amortization expense relate to both company and franchise operations.

General and administrative expenses were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Share-based compensation	$2,080	$1,902	$4,053	$3,850
Other general and administrative expenses	14,501	14,304	30,037	29,283
Total general and administrative expenses	$16,581	$16,206	$34,090	$33,133

Other general and administrative expenses increased by $0.2 million for the quarter and $0.8 million year-to-date. The increase for the quarter primarily resulted from $0.8 million in investments in personnel and $0.3 million related to market valuation changes in our non-qualified deferred compensation plan liabilities. These increases were partially offset by a $1.0 million decrease in incentive compensation. The increase for the year-to-date period primarily resulted from $1.7 million in investments in personnel and service fees related to cloud-based Enterprise Resource Planning (“ERP”) systems and $0.8 million related to market valuation changes in our non-qualified deferred compensation plan liabilities. These increases were partially offset by a $1.7 million decrease in incentive compensation. Offsetting gains on the underlying non-qualified deferred plan investments are included as a component of other non-operating income, net. The software implementation costs related to the ERP systems have been expensed as incurred and included as a component of operating (gains), losses and other charges, net.

Depreciation and amortization was comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Depreciation of property and equipment	$4,233	$3,928	$8,450	$8,279
Amortization of capital lease assets	996	862	1,990	1,688
Amortization of intangible and other assets	570	315	1,095	631
Total depreciation and amortization expense	$5,799	$5,105	$11,535	$10,598

The increase in amortization of intangible and other assets is primarily due to the increase in reacquired franchise rights related to acquisitions of franchised restaurants during the current and prior years.

Operating (gains), losses and other charges, net were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Pension settlement loss	$—	$24,297	$—	$24,297
Software implementation costs	1,544	—	3,668	—
Losses (gains) on sales of assets and other, net	205	(43)	(1,235)	(687)
Restructuring charges and exit costs	297	(13)	396	506
Operating (gains), losses and other charges, net	$2,046	$24,241	$2,829	$24,116

Software implementation costs of $3.7 million for the two quarters ended June 28, 2017 were the result of our investment in a new cloud-based ERP system. We expect to recognize additional costs of approximately $1.3 million during 2017 to complete the implementation. Gains on sales of assets and other, net of $1.2 million for the two quarters ended June 28, 2017 primarily related to real estate sold to a franchisee. The pre-tax pension settlement loss of $24.3 million related to the completion of the Pension Plan liquidation during the two quarters ended June 29, 2016. Gains on sales of assets and other, net of $0.7 million for the two quarters ended June 29, 2016 primarily related to restaurants sold to franchisees.

Restructuring charges and exit costs were comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Exit costs	$295	$(36)	$326	$115
Severance and other restructuring charges	2	23	70	391
Total restructuring and exit costs	$297	$(13)	$396	$506

Operating income (loss) was income of $17.0 million for the quarter and $33.3 million year-to-date compared with a loss of $4.8 million and income of $13.4 million, respectively, for the prior year periods. The 2016 periods were significantly impacted by the $24.3 million pre-tax settlement loss related to the Pension Plan liquidation.

Interest expense, net was comprised of the following:

	Quarter Ended		Two Quarters Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
	(In thousands)
Interest on credit facilities	$1,757	$1,148	$3,255	$2,194
Interest on interest rate swaps	38	209	146	421
Interest on capital lease liabilities	1,423	1,107	2,816	2,102
Letters of credit and other fees	303	313	583	591
Interest income	(49)	(14)	(64)	(27)
Total cash interest	3,472	2,763	6,736	5,281
Amortization of deferred financing costs	149	148	297	296
Interest accretion on other liabilities	119	103	248	211
Total interest expense, net	$3,740	$3,014	$7,281	$5,788

Interest expense, net increased by $0.7 million for the quarter and $1.5 million year-to-date primarily due to the increased balance of our credit facility and an increase in capital leases.

Other nonoperating income, net was $0.4 million for the quarter and $0.8 million year-to-date compared to $0.1 million for both prior year periods. The current year income was primarily the result of gains on deferred compensation plan investments.

The provision for income taxes was $4.9 million for the quarter and $9.7 million year-to-date compared to $3.8 million and $9.3 million, respectively, for the prior year periods. The effective tax rate was 36.0% for the quarter and 36.1% year-to-date compared to (49.5)% and 120.7%, respectively, for the prior year periods. Refer to Note 2 for the impact of the adoption of ASU 2016-09. We expect the 2017 fiscal year effective tax rate to be between 35% and 37%. The annual effective tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

The 2016 year-to-date rate benefited by 3.2 percentage points from state jobs tax credits claimed for the prior years' hiring activity. In addition, the 2016 rates were also impacted by the recognition of a $2.1 million tax benefit related to the $24.3 million pre-tax settlement loss on the Pension Plan liquidation. This benefit was at a rate lower than the effective tax rate due to the previous recognition of an approximate $7.2 million tax benefit in connection with the reversal of our valuation allowance in 2011. Excluding the impact of the Pension Plan liquidation, our effective income tax rate would have been 36.0% for the quarter and 35.8% for the two quarters ended June 29, 2016.

Net income (loss) was income of $8.7 million for the quarter and $17.1 million year-to-date compared with losses of $11.6 million and $1.6 million, respectively, for the prior year periods. The 2016 periods were significantly impacted by the $24.3 million pre-tax settlement loss related to the Pension Plan liquidation.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash generated from operations and borrowings under our credit facility (as described below). Principal uses of cash are operating expenses, capital expenditures and the repurchase of shares of our common stock.

The following table presents a summary of our sources and uses of cash and cash equivalents for the periods indicated:

	Two Quarters Ended
	June 28, 2017	June 29, 2016
	(In thousands)
Net cash provided by operating activities	$32,818	$22,852
Net cash used in investing activities	(12,686)	(7,473)
Net cash used in financing activities	(21,056)	(10,357)
Increase (decrease) in cash and cash equivalents	$(924)	$5,022

Net cash flows provided by operating activities were $32.8 million for the two quarters ended June 28, 2017 compared to $22.9 million for the two quarters ended June 29, 2016. The increase in cash flows provided by operating activities was primarily due to the funding of our pension liability during the two quarters ended June 29, 2016. We believe that our estimated cash flows from operations for 2017, combined with our capacity for additional borrowings under our credit facility, will enable us to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.

Net cash flows used in investing activities were $12.7 million for the two quarters ended June 28, 2017. These cash flows were primarily comprised of capital expenditures of $8.2 million and acquisitions of restaurants and real estate of $6.9 million. Cash flows for acquisitions include $2.4 million of real estate associated with relocating a high-performing company restaurant due to the impending loss of property control and $4.5 million for the reacquisition of six franchised restaurants.

Our principal capital requirements have been largely associated with the following:

	Two Quarters Ended
	June 28, 2017	June 29, 2016
	(In thousands)
Facilities	$3,605	$3,064
New construction	2,400	1,529
Remodeling	884	2,688
Information technology	221	385
Other	1,098	307
Capital expenditures	$8,208	$7,973

Capital expenditures and acquisitions for fiscal 2017 are expected to be approximately $25 to $27 million, including the relocation of three high-performing company restaurants due to the impending loss of property control and the above mentioned acquisitions of real estate and franchised restaurants.

Cash flows used in financing activities were $21.1 million for the two quarters ended June 28, 2017, which included cash payments for stock repurchases of $35.6 million, partially offset by net long-term debt borrowings of $14.9 million.

Our working capital deficit was $53.3 million at June 28, 2017 compared to $57.5 million at December 28, 2016. The decrease in working capital deficit was primarily related to the payout of accrued incentive compensation during the two quarters ended June 28, 2017. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Credit Facility

As of June 28, 2017, we had outstanding revolver loans of $235.0 million and outstanding letters of credit under the senior secured revolver of $21.7 million. These balances resulted in availability of $68.3 million under the revolving facility. Prior to considering the impact of our interest rate swaps, described below, the weighted-average interest rate on outstanding revolver loans was 3.13% as of June 28, 2017. Taking into consideration our interest rate swaps, the weighted-average interest rate of outstanding revolver loans was 3.17% as of June 28, 2017.

A commitment fee is paid on the unused portion of the revolving credit facility and was 0.30% as of June 28, 2017. Borrowings under the credit facility bear a tiered interest rate, which is based on the Company’s consolidated leverage ratio and was set at LIBOR plus 200 basis points as of June 28, 2017. The maturity date for the credit facility is March 30, 2020.

The credit facility is available for working capital, capital expenditures and other general corporate purposes. The credit facility is guaranteed by the Company and its material subsidiaries and is secured by assets of the Company and its subsidiaries, including the stock of the Company's subsidiaries. It includes negative covenants that are usual for facilities and transactions of this type. The credit facility also includes certain financial covenants with respect to a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. We were in compliance with all financial covenants as of June 28, 2017.

Interest Rate Hedges

We have interest rate swaps to hedge a portion of the cash flows of our floating rate debt. We designated the interest rate swaps as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on specific notional debt obligations.

Based on the interest rate as determined by our consolidated leverage ratio in effect as of June 28, 2017, under the terms of the swaps, we will pay the following fixed rates on the notional amounts noted:

Period Covered	Notional Amount	Fixed Rate
	(In thousands)
March 31, 2015 - March 29, 2018	$120,000	3.13%
March 29, 2018 - March 31, 2025	170,000	4.44%
April 1, 2025 - March 31, 2026	50,000	4.46%

As of June 28, 2017, the fair value of the interest rate swaps was a net liability of $4.3 million, which is comprised of assets of $0.1 million recorded as a component of other noncurrent assets and liabilities of $4.4 million recorded as a component of other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

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

During the first quarter of 2017, we implemented a new human resources and payroll system as well as new lease administration software. During the second quarter of 2017, we introduced additional functionality and enhancements related to the new human resources and payroll system. These new systems resulted in changes to certain of our processes and procedures for internal control over financial reporting. We are currently evaluating how these changes impact the effectiveness of internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below provides information concerning repurchases of shares of our common stock during the quarter ended June 28, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (2)
	(In thousands, except per share amounts)
March 30, 2017 - April 26, 2017	380	$12.41	380	$62,155
April 27, 2017 - May 24, 2017	658	11.82	658	$54,360
May 25, 2017 - June 28, 2017	1,024	11.60	1,024	$42,461
Total	2,062	$11.82	2,062

(1)	Average price paid per share excludes commissions.

(2)
On May 26, 2016, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to an additional $100 million of our common stock (in addition to prior authorizations). Such repurchases may take place from time to time on the open market (including pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions, subject to market and business conditions. During the quarter ended June 28, 2017, we purchased 2,061,931 shares of our common stock for an aggregate consideration of approximately $24.4 million, pursuant to the share repurchase program.

Item 6.     Exhibits

The following are included as exhibits to this report:

Exhibit No.	Description

10.1
Third Amendment to Second Amended and Restated Credit Agreement dated July 31, 2017 among Denny's Inc., as the Borrower, Denny's Corporation, as Parent, and each of the Subsidiaries of Parent party thereto, as Guarantors, and Wells Fargo Bank, National Association, as Administrative Agent on behalf of the Lenders.

10.2	Denny's Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Denny's Corporation (Commission File No. 333-217843).

31.1	Certification of John C. Miller, President and Chief Executive Officer of Denny's Corporation, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DENNY'S CORPORATION

Date:	August 1, 2017	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:	August 1, 2017	By:	/s/ Jay C. Gilmore
Jay C. Gilmore
Vice President, Chief Accounting Officer and Corporate Controller